Form 10QSB
period 1988-03-31
FREEDOM FUNDING INC
filed 1997-03-06
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1988


OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 33-14707-NY

                     FREEDOM FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

              Colorado                              84-1047159
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)               identification number)

    331 Kenilworth Circle, Stone Mountain, Georgia         30083
       (Address of principal executive offices)         (Zip Code)


Issuer's telephone number, including area code:    (404) 296-4347

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 5, 1997, there were approximately 8,301,300 shares outstanding.

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                                     March 31,
                                                1988           1987

CURRENT ASSETS:
  Cash                                        $     -        $6,965

OTHER ASSETS:
  Organization Costs, net of amortization         687           950
  Total Assets                                    687         7,915

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                      $    -         $    -
     Total Liabilities                             -              -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 1,600,000 in 1988,
     800,000 in 1987                             160            80
  Additional paid-in capital                  47,840         7,920
  Accumulated deficit                        (47,313)          (85)

     Total Liabilities and Shareholders' Equity$  687       $7,915









See accompanying Notes to Financial Statements

                      FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS

                                          Three Months Ended March 31,
                                              1988           1987

Revenues                                     $      0       $      0

Costs and expenses
  Operational expenses                         26,109             35
  Amortization                                     63             50

Net income (loss)                             (26,172)           (85)

Net income (loss) per common share               *              *

Weighted average number of
  common shares outstanding                 1,600,000        800,000

* Less than $.01 per share

























See accompanying Notes to Financial Statements

                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                            Three Months Ended March 31,
                                                 1988           1987

Operations:
  Net (loss)                                   (26,172)         (85)
Items not requiring working capital:

  (Increase) decrease in organization costs          63           50
  Increase (decrease) in accounts payable          (100)           -
       Net cash from operations                 (26,209)         (35)

Financing:
  Sale of common stock                                -           -
     Net cash from financing                          -           -
  Net increase (decrease) in cash                (26,209)        (35)
  Cash at beginning of period                     26,209       7,000
  Cash at end of period                                -       6,965



























See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.
                  (a development stage company)
                  Notes to Financial Statements
                           (Unaudited)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Note 1. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's Form S-18 effective in 1987.

Note 2. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 3. Registrant has not declared or paid dividends on its common shares since inception.

Note 4. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 5. Income taxes have not been provided for in that registrant has not had a tax liability from inception through the date of this filing, due to operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Company has not generated any cash flows from operating or investing activities since inception. Operating capital was primarily provided from inception through 1987 from the proceeds of an initial funding prior to a public offering and then from the public offering itself. The proceeds of these efforts resulted in approximate gross proceeds of $47,000 in cash and services valued at $1,000. An additional $77,140 in operating capital was provided through the exercise of warrants in the final quarter of 1988, all of which was expended in the final quarter of 1988.

Results of Operations

The Company had no operations, other than its search for a business opportunity, from inception through 1988. In 1989, these efforts ceased due to lack of working capital. In 1997, this business plan was again implemented due to an agreement with Mr. Mark S. Pierce to infuse working capital and services as needed up to the amount of $100,000.


                   PART II - OTHER INFORMATION

Item 1.         Litigation

No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 2.   Change in Securities

This item is not applicable to the Company for the period covered by this report.

Item 3.         Defaults Upon Senior Securities

This item is not applicable to the Company for the period covered by this report.

Item 4.         Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5.         Other Information

There is no additional information which the Company is electing to report under this item at this time.

Item 6.         Exhibits and Reports on Form S-K

No reports on Form 8-K were filed by the Company during the period covered by this report.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 5th day of March, 1997.

FREEDOM FUNDING, INC.
(Registrant)

By:      /s/ Roger F. Tompkins
         Roger F. Tompkins President and
            Chief Executive Officer


By:      /s/ Roger F. Tompkins
         Roger F. Tompkins, Chief Financial
            and Accounting Officer and
            Treasurer


                      *   *   *   *   * *