Form 10QSB
period 1988-06-30
FREEDOM FUNDING INC
filed 1997-03-06
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1988


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                                      June 30,
                                                  1988           1987

CURRENT ASSETS:
  Cash                                           $    -        $6,965

OTHER ASSETS:
  Organization Costs, net of amortization           625           900
  Total Assets                                      625         7,865

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                          $   -         $  -
     Total Liabilities                                -            -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 1,600,000 in 1988,
     800,000 in 1987                                 160            80
  Additional paid-in capital                      47,840         7,920
  Accumulated deficit                            (47,375)         (135)

     Total Liabilities and Shareholders' Equity    $ 625        $7,865









See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.
                (a development stage company)

                    STATEMENTS OF OPERATIONS

                                             Three Months Ended June 30,
                                                 1988           1987

Revenues                                     $      0       $      0

Costs and expenses
  Operational expenses                                -           -
  Amortization                                       62          50

Net income (loss)                                   (62)        (50)

Net income (loss) per common share                    *           *

Weighted average number of
  common shares outstanding                   1,600,000      800,000

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                              Three Months Ended June 30,
                                                 1988           1987

Operations:
  Net (loss)                                     (62)           (50)
Items not requiring working capital:

  (Increase) decrease in organization costs        62            50
  Increase (decrease) in accounts payable           -             -
       Net cash from operations                     -             -

Financing:
  Sale of common stock                              -              -
     Net cash from financing                        -              -
  Net increase (decrease) in cash                      -            -
  Cash at beginning of period                          -        6,965
  Cash at end of period                                -        6,965

























See accompanying Notes to Financial Statements

                      FREEDOM FUNDING, INC.(a development stage company)
                  Notes to Financial Statements
                           (Unaudited)


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