Form 10QSB
period 1988-09-30
FREEDOM FUNDING INC
filed 1997-03-06
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1988


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                                      September 30,
                                                   1988           1987

CURRENT ASSETS:
  Cash                                         $     -        $32,789

OTHER ASSETS:
  Organization Costs, net of amortization          562            800
  Total Assets                                     562         33,589

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                       $    -           $6,141
     Total Liabilities                              -            6,141

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 1,600,000 in 1988,
     800,000 in 1987                               160              160
  Additional paid-in capital                    47,840           47,840
  Accumulated deficit                          (47,438)         (20,552)

     Total Liabilities and Shareholders' Equity  $ 562          $33,589









See accompanying Notes to Financial Statements

                      FREEDOM FUNDING, INC.
                  (a development stage company)
                    STATEMENTS OF OPERATIONS

                                         Three Months Ended September 30,
                                                 1988           1987

Revenues                                     $      0       $      0

Costs and expenses
  Operational expenses                               -         20,352
  Amortization                                      63            200

Net income (loss)                                  (63)       (20,552)

Net income (loss) per common share                   *              *

Weighted average number of
  common shares outstanding                  1,600,000      1,600,000

* Less than $.01 per share

























See accompanying Notes to Financial Statements

                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS


                                       Three Months Ended September 30,
                                              1988           1987

Operations:
  Net (loss)                                  (63)         (20,552)
Items not requiring working capital:

  (Increase) decrease in organization costs    63              200
  Increase (decrease) in accounts payable       -            6,141
  Reverse of bank charges                       -               35
       Net cash from operations                 -          (14,176)

Financing:
  Sale of common stock                            -           40,000
     Net cash from financing                      -               -
  Net increase (decrease) in cash                 -           25,824
  Cash at beginning of period                     -            6,965
  Cash at end of period                           -           32,789

























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