Form 10QSB
period 1989-03-31
FREEDOM FUNDING INC
filed 1997-03-06
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1990


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                             March 31,
                                        1989           1988

CURRENT ASSETS:
  Cash                                $     -         $      -

OTHER ASSETS:
  Organization Costs, net
     of amortization                      437             687
  Total Assets                            437             687

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable               $    -          $      -
     Total Liabilities                      -                 -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued:2,301,300 in 1989,
     1,600,000 in 1988                    230                160
  Additional paid-in capital          124,910             47,840
  Accumulated deficit                (124,703)           (47,313)

     Total Liabilities and
       Shareholders' Equity         $     437           $     687









See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.(a development stage company)

                    STATEMENTS OF OPERATIONS

                                             Three Months Ended March 31,
                                                 1989           1988

Revenues                                     $      -       $      -

Costs and expenses
  Operational expenses                              -          26,109
  Amortization                                     63              63

Net income (loss)                                 (63)        (26,l72)

Net income (loss) per common share                 *              *

Weighted average number of
  common shares outstanding                   2,301,300    2,301,300

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                         Three Months Ended March 31,
                                             1989           1988

Operations:
  Net (loss)                                    (63)    (26,172)
Items not requiring working capital:

  (Increase) decrease in organization costs      63          63
  Increase (decrease) in accounts payable        -         (100)
       Net cash from operations                  -      (26,209)

Financing:
  Sale of common stock                             -          -
     Net cash from financing                       -          -
  Net increase (decrease) in cash                  -    (26,209)
  Cash at beginning of period                      -      6,209
  Cash at end of period                            -          -

























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