Form 10QSB
period 1989-09-30
FREEDOM FUNDING INC
filed 1997-03-06
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1989


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                             September 30,
                                        1989           1988

CURRENT ASSETS:
  Cash                               $   -           $     -

OTHER ASSETS:
  Organization Costs, net
    of amortization                    312               562
  Total Assets                         312               562

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                 -            $    -
     Total Liabilities                   -                 -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 2,301,300 in 1989,
     1,600,000 in 1988                  230              160
  Additional paid-in capital        124,910           47,840
  Accumulated deficit              (124,828)         (47,438)

     Total Liabilities and
       Shareholders' Equity        $    312           $  562









See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS

                                         Nine Months Ended September 30,
                                                 1989           1988

Revenues                                      $     -       $      -

Costs and expenses
  Operational expenses                              -              -
  Amortization                                    188            188

Net income (loss)                                (188)          (188)

Net income (loss) per common share                  *              *

Weighted average number of
  common shares outstanding                 2,301,300      1,600,000

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS


 Nine Months Ended September 30,
                                                 1989           1988

Operations:
  Net (loss)                                     (188)          (188)
Items not requiring working capital:

  (Increase) decrease in organization costs       188            188
  Increase (decrease) in accounts payable          -              -
  Reverse of bank charges                          -              -
       Net cash from operations                    -              -

Financing:
  Sale of common stock                               -           -
     Net cash from financing                         -           -
  Net increase (decrease) in cash                    -           -
  Cash at beginning of period                        -           -
  Cash at end of period                              -           -

























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

Note 4. The accompanying unaudited condensed financial statements have been prepared in accordance withthe instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

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