Form 10KSB
period 1989-12-31
FREEDOM FUNDING INC
filed 1997-03-06
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1988

             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 33-14707-NY

                     FREEDOM FUNDING, INC.
     (Exact name of registrant as specified in its charter)

     Colorado                                  84-1047159
(State or other jurisdiction of             (I.R.S. employer
incorporation or organization)             identification number)

 331 Kenilworth Circle, Stone Mountain, Georgia     30083
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:   (404) 296-4347

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: There has never been a market for the voting stock of registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 5, 1997, there were approximately 8,301,300 shares outstanding.

                                   DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                             PART I

Item 1.   Description of Business

Freedom Funding, Inc. (the "Company"), was incorporated under the laws of Delaware on September 18, 1986. The Company initially provided for its operations from the sale of 800,000 shares of its "restricted," $.0001 par value per share common stock from inception through the period ended September 30, 1987. This initial capitalization provided the Company with $7,000 in cash and services valued at $1,000.

The funds raised from the initial capitalization were expended in the conduct of an initial public offering which was conducted during the second and third quarters of 1987. The securities offered to the public by the Company were units of one share of common stock and four separate classes of warrants denominated A, B, C and D Warrants. The public offering closed on September 30, 1987, raising gross proceeds of $40,000. This offering resulted in the issuance of 800,000 common shares and a like number of each class of warrant. During 1988, 654,500 A Warrants were exercised, raising $65,450 in gross proceeds, and 46,800 B warrants were exercised, raising $11,690 in gross proceeds, a total of $77,140 in gross proceeds. The foregoing warrant exercises resulted in the issuance of 701,300 common shares of the Company. All of the unexercised warrants have expired.

In the fourth quarter of 1987, the Company began its investigation of business opportunities in which to engage. During 1988, the Company began discussions with a group of individuals for the purpose of beginning a business using the corporate structure of the Company for the business and the outstanding warrants of the Company to raise capital for the new business.. These efforts were unsuccessful, although the situs of the incorporation of the Company was changed to Colorado as a result. As of the date of this report, the Company had not fulfilled its business plan.

In 1996, Mr. Roger F. Tompkins was appointed a director of the Company, and all other directors resigned. Mr. Tompkins is now the sole director of the Company and acts as its Chief Executive, Financial and Accounting Officer, President and Treasurer.

On February 13, 1997, the Company entered into an arrangement with an unaffiliated third party, Mr. Mark S. Pierce, whereby he agreed to extend up to $100,000 in cash and services in exchange for the commitment of the Company to forthwith issue to him 6,000,000 common shares of the Company. Mr. Pierce committed to bring the Company current in its reports with the Securities and Exchange Commission, including obtaining audits for the Company since 1987 and filing tax returns for these periods.

Item 2.         Description of Properties

The principal executive offices of the Company are presently located at 331 Kenilworth Circle, Stone Mountain, Georgia 30083. The telephone number at this address is (404) 296-4347. The Company is receiving the use of these offices free of charge from Mr. Tompkins.

Item 3.         Litigation

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

Item 4.         Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report.


                            PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

The Company effected its initial capitalization in late 1986 and early 1987 through the issuance of 800,000 shares of its $.0001 par value per share common stock to various individuals in exchange for $7,000 in cash and $1,000 in services. Subsequently, on September 30, 1987, the Company raised an additional $40,000 in cash through the issuance and sale of 800,000 units in a public offering. The units consisted of one share of common stock and four separate warrants. During 1988, 654,500 A Warrants were exercised, raising $65,450 in gross proceeds, and 46,800 B warrants were exercised, raising $11,690 in gross proceeds, a total of $77,140 in gross proceeds. The foregoing warrant exercises resulted in the issuance of 701,300 common shares of the Company.

No market for the common stock of the Company has ever developed; thus, there has never been any market quotations.

Outstanding Shares and Shareholders

As of March 5, 1997, the transfer ledgers maintained by the Company's stock transfer agent indicated that there were 8,301,300 shares of common stock issued and outstanding, of which approximately 6,845,000 were "restricted." The Company estimates that there were approximately 98 shareholders on that date. There were no shares of preferred stock outstanding on March 5, 1997.

Dividends

The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                               Years Ended December 31,
                                                  1988           1987
Statement of Operations:
  Revenues                                    $     -        $     -
  Operating Expenses                          $103,499       $ 21,141
  Net Profit (Loss)                           $(103,499)     $(21,141)
  Profit (Loss) Per Share                        *              *


Balance Sheet Data:
  Assets:                                    $     500     $26,959
  Liabilities:                               $      -      $   100
  Stockholder's Equity (Deficit):            $     500     $26,859

*Negligible in amount.


Liquidity

The Company has not generated any cash flows from operating or investing activities since inception. Operating capital was primarily provided from inception through 1987 from the proceeds of an initial funding prior to a public offering and then from the public offering itself. The proceeds of these efforts resulted in approximate gross proceeds of $47,000 in cash and services valued at $1,000. An additional $77,140 in operating capital was provided through the exercise of warrants in 1988, all of which was expended in 1988.

Results of Operations

     Year Ended December 31, 1988, as Compared to Year Ended December 31,
1987

The Company had no operations, other than its search for a business opportunity, from inception through 1988. In 1989, these efforts ceased due to lack of working capital. In 1997, this business plan was again implemented due to an agreement with Mr. Pierce to infuse working capital and services as needed up to the amount of $100,000.

Item 7.        Financial Statements

The audited financial statements and supporting schedules required under this item are set forth in the immediately following pages.














                    [INTENTIONALLY LEFT BLANK]


             HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                  Certified Public Accountants





To the Board of Directors and Shareholders
FREEDOM FUNDING, INC.

We have audited the accompanying balance sheet of FREEDOM FUNDING, INC. (a development stage company) as of December 31, 1988, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement-presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM FUNDING, INC. (a development stage company), as of December 31, 1988, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Halliburton, Hunter & Associates, P.C.


Littleton, Colorado
February 19, 1997
                     FREEDOM FUNDING, INC.
                 (a development stage company)


BALANCE SHEETS

                                               December 31,
                                                   1988       1987

          Assets

Current Assets
  Cash                                         $      -    $26,209
  Organizational Expenses                           500        750
     Total Assets                                  $500    $26,959

  Liabilities and Stockholders' Equity

Current Liabilities:
  Trade accounts payable                               -       100
     Total Liabilities                                 -       100

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued                               -         -
  Common stock, par value $.0001
     per share.  Authorized 500,000,000
     shares; issued 2,301,300                          230      160
  Additional paid-in capital                       124,910   47,840
  Accumulated deficit during
     development stage                            (124,640)  (21,141)
          Total stockholders' equity (deficit)        -       26,859

Total Liabilities and Stockholders' Equity        $    500   $26,959













See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS


                                                       Years ended December
31,
                                             1988            1987


Revenues                                    $     -          $     -

Operating Expenses                          103,499           21,141

Net Profit (Loss)                          (103,499)         (21,141)

Loss per share                                  *              *

(* negligible in amount)




























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

               STATEMENTS OF STOCKHOLDER'S EQUITY

                                                 Additional    Retained
                                                  Paid-In    Earnings
                               Shares    Amount    Capital   (Deficit)


Balance at inception
  September 19, 1986              -        $0        $  -     $   -

Issuance of stock for cash
  November 18, 1986
     $.0001 per share               600,000      60       5,940     -

Issuance of stock for cash and services on
  January 15, 1987
     $.0001 per share                200,000      20     1,980      -

Issuance of stock for cash on
  September 30, 1987                 800,000      80    39,920      -

Net loss for period ended
  December 31, 1987                     -          -      -    (21,141)

Balance at December 31, 1987            -            -      -  (21,141)

Issuance of stock for cash from exercise
  of warrants                      701,300         70   77,070     -

Net loss for year ended
   December 31, 1988                    -             -    -      (103,499)

Balance at December 31, 1988           -             -    -      (124,640)












See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOW

                                                   Years Ended December 31,
                                                    1988          1987

Operations:
  Net (loss)                                     $(103,499)   $(21,141)
     Items not requiring
       working capital:
  (Increase) decrease in organization costs            250         250
  Increase (decrease) in accounts payable             (100)        100
       Net cash from operations                   (103,349)    (20,791)

Financing:
  Sale of common stock
     Net cash from financing                         77,140     47,000
  Net increase (decrease) in cash                   (26,209)   (20,791)
  Cash at beginning of period                        26,209     47,000
  Cash at end of period                                -        26,209


See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 1988

1.   Organization and Nature of Business:

Freedom Funding, Inc., a Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989. Since inception, the Company has been in the development stage. The Company's primary intended activity is to engage in all aspects of review and evaluation of private companies, partnerships or sole proprietorships for the purpose of completing mergers or acquisitions with the Company, and to engage in mergers and acquisitions with any or all varieties of private entities.

Organization costs are amortized over a period of 60 months.

The Company's fiscal year ends on December 31.

2.   Results of Operations:

The Company had no operations during the period from inception through December 31, 1996, other than its search for a business opportunity in which to engage.

3.   Going Concern:

Due to a lack of operating experience, a lack of working capital and a lack of a selected merger or acquisition candidate, as well as recurring operating losses, there is substantial doubt of the Company's ability to establish itself as a going concern and its success is dependent upon the Company obtaining sufficient financial capital to continue its development activities and, ultimately, to achieve profitable operations through a merger or acquisition.

4.   Change in Control:

In the fourth quarter of 1987, the Company began its investigation of business opportunities in which to engage. In 1996, Mr. Roger F. Tompkins was appointed a director of the Company, and all other directors resigned. Mr. Tompkins is now the sole director of the Company and acts as its Chief Executive, Financial and Accounting Officer, President and Treasurer. Further, on February 13, 1997, the Company entered into an arrangement with an unaffiliated third party, Mr. Mark S. Pierce, whereby he agreed to extend up to $100,000 in cash and services in exchange for the commitment of the Company to issue to him 6,000,000 common shares of the Company. Mr. Pierce committed to bring the Company current in its reports with the Securities and Exchange Commission, including obtaining audits for the Company since 1987 and filing tax returns for these periods.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreement with its accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. Further, the principal accountant's report In the financial statements does not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle. The Company has had the same auditor since 1988, its former principal accountant having ceased the practice.

                            PART III

Item 9.         Directors and Executive Officers of the Company

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

           NAME          AGE       POSITION WITH COMPANY*

     Roger F. Tompkins    52     Director, Chief Executive, Financial and
                                Accounting Officer, President and Treasurer

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Mr. Tompkins will hold office until the next annual meeting of shareholders and until his successor has been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an "at will" basis.

The Board of Directors currently consists of one member, Mr. Tompkins. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. During the years of 1986, 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995 and
1996, and to the date of this report, the board held various meetings and acted by unanimous consent as necessity dictated.

Executive Profiles

Roger Tompkins has served as a director and executive officer of the Company since 1996. From November, 1985, until January, 1996, Mr. Tompkins was a director and the sole executive officer of Power Capital Corporation, a consulting firm which, through a wholly-owned subsidiary, Concepts Associates, Inc., was, during Mr. Tompkins' tenure, specializing in mergers, acquisitions, corporate finance and public relations. Power Capital is publicly-held, and acquired in January of 1996 a business in China which is developing a Sheraton Hotel and adjoining commercial complex in the Beijing metropolitan area. Mr. Tompkins resigned as an officer and as a director of Power Capital after this acquisition. Since August, 1980, Mr. Tompkins has been a director and an executive officer of Concepts Associates, Inc., which, until January of 1996, was a wholly-owned subsidiary of Power Capital. Mr. Tompkins purchased Concepts Associates from Power Capital in January of 1996 and is now conducting the previous business of Power Capital through Concepts Associates. From its inception in February, 1988, until May, 1992, Mr. Tompkins served as Chairman of the Board of Directors and Chief Executive Officer of Stone Mountain Industries, Inc., a publicly-held corporation with a class of equity securities registered under Section 12(g) of the Exchange Act which is now known as Star Casinos International, Inc., and is now engaged in the development of gambling casinos in Colorado and off the coast of Florida. From 1995 through 1996, Mr. Tompkins also served as a director of America's Coffee Cup, Inc., a publicly-held corporation with a class of equity securities registered under Section 12 of the Exchange Act, which is now engaged in the shipping business. During 1961 and 1962, Mr. Tompkins attended Farleigh Dickenson University but did not receive a degree.

Item 10.       Executive Compensation

No compensation has been paid since inception to the Board of Directors or executive officers of the Company in their capacities as such, and none is anticipated to be paid at any time in the immediate future.

Item 11.       Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of March 5, 1997, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

                 Name and Address of     Number
Title of Class    Beneficial Owner     of Shares     Percent of Class (1)

Common Stock    Roger F. Tompkins       6,000,000          72.30%

Directors and Executive
Officers as a Group
(one in number):                           0                 0%

(1) Based on 8,301,300 shares of common stock issued and outstanding on March 5, 1997.


Item 12.       Certain Transactions

On February 13, 1997, the Company entered into an agreement with Mr. Pierce whereby he agreed to advance cash and services to the Company of up to $100,000 in amount. In exchange for entering into this obligation, Mr. Pierce will receive 6,000,000 shares of the "restricted" common shares of the Company.

                            PART IV

Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The following documents and reports have been filed as a part of this report:

1.   Financial Statements:
       (a)      Report of Independent Certified Public Accountants;
       (b)      Balance Sheets
       (c)      Statements of Operations
       (d)      Statements of Stockholders' Equity
       (e)      Statements of Cash Flows
       (f)  Notes to Financial Statements

2.   Financial Statement Schedules: None.

3.   Exhibits required by Item 601:   None.

4.   Reports on Form 8-K: None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FREEDOM FUNDING, INC.


Date:     March 5, 1997            By:  /s/Roger F. Tompkins
                                        Roger F. Tompkins, President,
                                           Chief Executive, Financial
                                           and Accounting Officer,
                                           Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     March 5, 1997            By:  /s/Roger F. Tompkins

                                        Roger F. Tompkins, Director







                       * * * * * * * * * *