Form 10QSB/A
period 1988-06-30
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB/A

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









See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.
                (a development stage company)

                    STATEMENTS OF OPERATIONS

                                             Six Months Ended June 30,
                                                 1988           1987

Revenues                                     $      0       $      0

Costs and expenses
  Operational expenses                                -           -
  Amortization                                       165          100

Net income (loss)                                   (165)        (100)

Net income (loss) per common share                    *           *

Weighted average number of
  common shares outstanding                   1,600,000      800,000

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                              Six Months Ended June 30,
                                                 1988           1987

Operations:
  Net (loss)                                     (165)           (100)
Items not requiring working capital:

  (Increase) decrease in organization costs        165            100
  Increase (decrease) in accounts payable           -             -
       Net cash from operations                     -             -

Financing:
  Sale of common stock                              -              -
     Net cash from financing                        -              -
  Net increase (decrease) in cash                      -            -
  Cash at beginning of period                          -        6,965
  Cash at end of period                                -        6,965

























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