Form 10QSB/A
period 1988-09-30
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

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









See accompanying Notes to Financial Statements

                      FREEDOM FUNDING, INC.
                  (a development stage company)
                    STATEMENTS OF OPERATIONS

                                         Nine Months Ended September 30,
                                                 1988           1987

Revenues                                     $      0       $      0

Costs and expenses
  Operational expenses                               -         20,352
  Amortization                                      188            300

Net income (loss)                                  (63)       (20,552)

Net income (loss) per common share                   *              *

Weighted average number of
  common shares outstanding                  1,600,000      1,600,000

* Less than $.01 per share

























See accompanying Notes to Financial Statements

                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS


                                       Nine Months Ended September 30,
                                              1988           1987

Operations:
  Net (loss)                                  (188)         (20,552)
Items not requiring working capital:

  (Increase) decrease in organization costs    188              200
  Increase (decrease) in accounts payable       -            6,141
  Reverse of bank charges                       -               35
       Net cash from operations                 -          (14,176)

Financing:
  Sale of common stock                            -           40,000
     Net cash from financing                      -               -
  Net increase (decrease) in cash                 -           25,824
  Cash at beginning of period                     -            6,965
  Cash at end of period                           -           32,789

























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