Form 10KSB
period 1989-12-31
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1989

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


Registrant's telephone number, including area code: (404)296-4347

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X      No

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                    Years Ended December 31,
                                    1989        1988      1987
Statement of Operations:
  Revenues                      $        -     $     -     $     -
  Operating Expenses            $        -     $103,499    $   21,141
  Net Profit (Loss)             $(250)         $(103,499)  $(21,141)
  Profit (Loss) Per Share                -         *              *


Balance Sheet Data:
  Assets:                             $250     $     500    $26,959
  Liabilities:                    $     -      $    -       $   100
  Stockholder's Equity (Deficit):     $250     $     500    $26,859

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














                    [INTENTIONALLY LEFT BLANK]

              HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                  Certified Public Accountants





To the Board of Directors and Shareholders
FREEDOM FUNDING, INC.

We have audited the accompanying balance sheets of FREEDOM FUNDING, INC. (a development stage company) as of December 31, 1989, and December 31, 1988, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM FUNDING, INC. (a development stage company), as of December 31, 1989, and December 31, 1988, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Halliburton, Hunter & Associates, P.C.


Littleton, Colorado
February 19, 1997
                     FREEDOM FUNDING, INC.
                 (a development stage company)


BALANCE SHEETS

                                                   December 31,
                                          1989      1988      1987

          Assets

Current Assets
  Cash                                      $ -      $ -      $26,209
  Organizational Expenses                   250      500          750
     Total Assets                          $250    $ 500      $26,959

  Liabilities and Stockholders' Equity

Current Liabilities:
  Trade accounts payable                     -        -          100
     Total Liabilities                       -        -          100

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued                     -        -            -
  Common stock, par value $.0001
     per share.  Authorized 500,000,000
     shares; issued 2,301,300               230     230         160
  Additional paid-in capital            124,910  124,910      47,840
  Accumulated deficit during
     development stage                 (124,890)(124,640)   (21,141)
          Total stockholders'
           equity (deficit)                 -      -         26,859

Total Liabilities and
    Stockholders' Equity                  $250    $ 500     $26,959













See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS


                                         Years ended December 31,
                                         1989      1988      1987


Revenues                                 $   -    $  -      $  -

Operating Expenses                         250  103,499     21,141

Net Profit (Loss)                         $(250)(103,499)  (21,141)

Loss per share                              *       *          *

(* negligible in amount)




























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

               STATEMENTS OF STOCKHOLDER'S EQUITY

                                                    Additional    Retained
                                                    Paid-In    Earnings
                                Shares     Amount    Capital   (Deficit)


Balance at inception
  September 19, 1986               -         $0        $  -     $  -

Issuance of stock for cash
  November 18, 1986
     $.0001 per share               600,000    60    5,940       -

Issuance of stock for cash and services on
  January 15, 1987
     $.0001 per share               200,000    20    1,980       -

Issuance of stock for cash on
  September 30, 1987                800,000    80   39,920       -

Net loss for period ended
  December 31, 1987                    -        -      -    (21,141)

Balance at December 31, 1987         -           -     -    (21,141)

Issuance of stock for cash from exercise
  of warrants                      701,300     70   77,070      -

Net loss for year ended
      December 31, 1988               -        -      -   (103,499)

Balance at December 31, 1988          -        -      -      (124,640)

Net Loss for year ended
   December 31, 1989                                          (250)

Balance at December 31, 1989                               (124,890)








See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOW

                                       Years Ended December 31,
                                  1989         1988        1987

Operations:
  Net (loss)                      $(250)    $(103,499)   $(21,141)
     Items not requiring
       working capital:
  (Increase) decrease in
      organization costs            250          250          250
  Increase (decrease) in
    accounts payable                 -           (100)        100
       Net cash from operations      -       (103,349)    (20,791)

Financing:
  Sale of common stock
     Net cash from financing         -          77,140     47,000
  Net increase (decrease) in cash      -       (26,209)      (20,791)
  Cash at beginning of period          -        26,209        47,000
  Cash at end of period                -            -         26,209

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 1989

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