Form 10QSB
period 1990-03-31
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) ofthe Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 5, 1997, there were approximately 8,301,300 shares outstanding.

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                                       March 31,
                                                  1990           1989

CURRENT ASSETS:
  Cash                                         $   -          $     -


OTHER ASSETS:
  Organization Costs, net of amortization        187              437
  Total Assets                                   187              437

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                           -            $    -
     Total Liabilities                             -                 -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 2,301,300                    230              230
  Additional paid-in capital                  124,910          124,910
  Accumulated deficit                        (124,953)        (124,703)

     Total Liabilities and
      Shareholders' Equity                      $ 187            $  437










See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.
                  (a development stage company)

                    STATEMENTS OF OPERATIONS

                                             Three Months Ended March 31,
                                                 1990           1989

Revenues                                     $      -       $      -

Costs and expenses
  Operational expenses                              -              -
  Amortization                                     63             63

Net income (loss)                                 (63)           (63)

Net income (loss) per common share                 *              *

Weighted average number of
  common shares outstanding                 2,301,300      2,301,300

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                            Three Months Ended March 31,
                                                 1990           1989

Operations:
  Net (loss)                                        (63)        (63)
Items not requiring working capital:

  (Increase) decrease in organization costs          63          63
  Increase (decrease) in accounts payable            -            -
       Net cash from operations                      -            -

Financing:
  Sale of common stock                                -          -
     Net cash from financing                          -          -
  Net increase (decrease) in cash                     -          -
  Cash at beginning of period                         -          -
  Cash at end of period                               -          -

























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