Form 10QSB
period 1990-06-30
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1990


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                                     June 30,
                                                1990           1989

CURRENT ASSETS:
  Cash                                        $     -        $     -

OTHER ASSETS:
  Organization Costs, net of amortization          125            375
  Total Assets                                     125            375

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                            -               -
     Total Liabilities                              -               -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 2,301,300                      230            230
  Additional paid-in capital                    124,910        124,910
  Accumulated deficit                          (125,015)      (124,765)

     Total Liabilities and Shareholders' Equity    $125           $375










See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.
                (a development stage company)

                    STATEMENTS OF OPERATIONS

                                                 Six Months Ended June 30,
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

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                           Six Months Ended June 30,
                                            1990           1989

Operations:
  Net (loss)                                  (125)       (125)
Items not requiring working capital:

  (Increase) decrease in organization costs    125         125
  Increase (decrease) in accounts payable       -           -
       Net cash from operations                 -           -

Financing:
  Sale of common stock                          -           -
     Net cash from financing                    -           -
  Net increase (decrease) in cash                 -           -
  Cash at beginning of period                     -           -
  Cash at end of period                           -           -

























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