Form 10KSB
period 1990-12-31
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1990

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                   Years Ended December 31,
                              1990          1989         1988
Statement of Operations:
  Revenues                    $   -         $  -         $  -
  Operating Expenses           $  -         $  -         $ 103,499
  Net Profit (Loss)           $(250)        $(250)       $(103,499)
  Profit (Loss) Per Share        *            *              *


Balance Sheet Data:
  Assets:                     $ -           $ 250         $ 500
  Liabilities:                $ -           $  -          $   -
  Stockholder's Equity
     (Deficit):               $ -      $     250      $     500

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














                    [INTENTIONALLY LEFT BLANK]


              HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                  Certified Public Accountants





To the Board of Directors and Shareholders
FREEDOM FUNDING, INC.

We have audited the accompanying balance sheets of FREEDOM FUNDING, INC. (a development stage company) as of December 31, 1990, December 31, 1989, and December 31, 1988, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM FUNDING, INC. (a development stage company), as of December 31, 1990, December 31, 1989, and December 31, 1988, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Halliburton, Hunter & Associates, P.C.


Littleton, Colorado
February 19, 1997
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                                            BALANCE SHEETS

                                             December 31,
                                  1990           1989           1988

          Assets

Current Assets
  Cash                            $   -        $  -           $   -
  Organizational Expenses           -           250             500
     Total Assets                 $  -         $250            $500

  Liabilities and Stockholders' Equity

Current Liabilities:
  Trade accounts payable             -            -            -
     Total Liabilities               -            -            -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued              -           -            -
  Common stock, par value $.0001
     per share.  Authorized 500,000,000
     shares; issued 2,301,300       230         230           230
  Additional paid-in capital    124,910      124,910      124,910
  Accumulated deficit during
     development stage         (125,140)    (124,890)    (124,640)
          Total stockholders'
            equity (deficit)         -            -            -

Total Liabilities and
   Stockholders' Equity          $   -        $ 250         $  500













See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS


                                        Years ended December 31,
                               1990              1989       1988


Revenues                     $    -             $   -       $  -

Operating Expenses              250               250    103,499

Net Profit (Loss)            $(250)              (250)  (103,499)

Loss per share                  *                  *         *

(* negligible in amount)




























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

               STATEMENTS OF STOCKHOLDER'S EQUITY

                                               Additional    Retained
                                                Paid-In    Earnings
                             Shares  Amount    Capital   (Deficit)


Balance at inception
  September 19, 1986            -      $0         $-        $ -

Issuance of stock for cash
  November 18, 1986
     $.0001 per share         600,000    60    5,940         -

Issuance of stock for cash and services on
  January 15, 1987
     $.0001 per share          200,000     20   1,980          -

Issuance of stock for cash on
  September 30, 1987           800,000     80  39,920          -

Net loss for period ended
  December 31, 1987             -          -      -       (21,141)

Balance at December 31, 1987    -          -      -       (21,141)

Issuance of stock for cash
   from exercise of warrants 701,300      70    77,070        -

Net loss for year ended
   December 31, 1988          -            -       -      (103,499)

Balance at December 31, 1988   -           -       -      (124,640)

Net Loss for year ended
   December 31, 1989                                         (250)

Balance at December 31, 1989                             (124,890)

Net Loss for year ended December 31, 1990                    (250)

Balance at December 31, 1990                             (125,140)




See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOW

                                          Years Ended December 31,
                                       1990        1989       1988

Operations:
  Net (loss)                          $(250)    $(250)     $(103,499)

     Items not requiring
       working capital:
  (Increase) decrease in
      organization costs                 250       250          250
  Increase (decrease) in
     accounts payable                     -           -         (100)
       Net cash from operations           -           -     (103,349)


Financing:
  Sale of common stock
     Net cash from financing           -           -         77,140
  Net increase (decrease) in cash      -           -       (26,209)
  Cash at beginning of period          -         -        26,209
  Cash at end of period                -         -             -

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 1990

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