Form 10QSB
period 1991-06-30
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1991


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                                      June 30,
                                                 1991           1990

CURRENT ASSETS:
  Cash                                     $     -           $     -

OTHER ASSETS:
  Organization Costs, net of amortization        -               125
  Total Assets                                   -               125

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                         -                 -
     Total Liabilities                           -                 -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 2,301,300                 230                230
  Additional paid-in capital               124,910            124,910
  Accumulated deficit                     (125,140)          (125,015)

     Total Liabilities and
       Shareholders' Equity             $        -         $      125










See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.(a development stage company)

                    STATEMENTS OF OPERATIONS

                                                 Six Months Ended June 30,
                                                 1991           1990

Revenues                                       $    -       $      -

Costs and expenses
  Operational expenses                               -           -
  Amortization                                       -         125

Net income (loss)                                    -        (125)

Net income (loss) per common share                   *          *

Weighted average number of
  common shares outstanding                   2,301,300      2,301,300

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                               Six Months Ended June 30,
                                                 1991           1990

Operations:
  Net (loss)                                       -            (125)
Items not requiring working capital:

  (Increase) decrease in organization costs        -              125
  Increase (decrease) in accounts payable          -               -
       Net cash from operations                    -               -

Financing:
  Sale of common stock                              -              -
     Net cash from financing                        -              -
  Net increase (decrease) in cash                    -              -
  Cash at beginning of period                        -              -
  Cash at end of period                              -              -

























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