Form 10QSB
period 1991-09-30
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1991


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                                    September 30,
                                                 1991           1990

CURRENT ASSETS:
  Cash                                        $     -        $     -

OTHER ASSETS:
  Organization Costs, net of amortization           -             62
  Total Assets                                      -             62

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                            -              -
     Total Liabilities                              -              -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 2,301,300                      230            230
  Additional paid-in capital                    124,910        124,910
  Accumulated deficit                          (125,140)      (125,078)

     Total Liabilities and
       Shareholders' Equity                      $        -   $    62









See accompanying Notes to Financial Statements

                      FREEDOM FUNDING, INC.(a development stage company)

                    STATEMENTS OF OPERATIONS

                                         Nine Months Ended September 30,
                                                 1991           1990

Revenues                                      $     -       $      -

Costs and expenses
  Operational expenses                             -              -
  Amortization                                     -            188

Net income (loss)                                  -           (188)

Net income (loss) per common share                 *              *

Weighted average number of
  common shares outstanding                 2,301,300      2,301,300

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS


 Nine Months Ended September 30,
                                                 1991           1990

Operations:
  Net (loss)                                        -           (188)
Items not requiring working capital:

  (Increase) decrease in organization costs         -            188
  Increase (decrease) in accounts payable           -             -
  Reverse of bank charges                           -             -
       Net cash from operations                     -             -

Financing:
  Sale of common stock                                -           -
     Net cash from financing                          -           -
  Net increase (decrease) in cash                     -           -
  Cash at beginning of period                         -           -
  Cash at end of period                               -           -

























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