Form 10QSB
period 1992-09-30
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1992


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

                                             September 30,
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

                                         Nine Months Ended September 30,
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

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                          Nine Months Ended September 30,
                                                 1992           1991

Operations:
  Net (loss)                                       -              -
Items not requiring working capital:

  (Increase) decrease in organization costs        -              -
  Increase (decrease) in accounts payable          -              -
  Reverse of bank charges                          -              -
       Net cash from operations                    -              -

Financing:
  Sale of common stock                              -              -
     Net cash from financing                        -              -
  Net increase (decrease) in cash                   -              -
  Cash at beginning of period                       -              -
  Cash at end of period                             -              -

























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