Form 10KSB
period 1992-12-31
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1992

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                       Years Ended December 31,
                                      1992       1991      1990
Statement of Operations:
  Revenues                           $   -    $   -  $    -
Operating Expenses                      $   -     $   -  $    -
  Net Profit (Loss)                      $  -     $  -   $ (250)
  Profit (Loss) Per Share                  *         *       *


Balance Sheet Data:
  Assets:                          $ -         $  -    $    -
  Liabilities:                         $  -        $ -     $    -
  Stockholder's Equity (Deficit):      $  -         $ -    $    -

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














                    [INTENTIONALLY LEFT BLANK]

                 HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                  Certified Public Accountants





To the Board of Directors and Shareholders
FREEDOM FUNDING, INC.

We have audited the accompanying balance sheets of FREEDOM FUNDING, INC. (a development stage company) as of December 31, 1992, December 31, 1991, and December 31, 1990, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM FUNDING, INC. (a development stage company), as of December 31, 1992, December 31, 1991, and December 31, 1990, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Halliburton, Hunter & Associates, P.C.


Littleton, Colorado
February 19, 1997
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                        BALANCE SHEETS

                                                   December 31,
                                          1992      1991       1990

          Assets

Current Assets
  Cash                                      $ -     $  -     $   -
  Organizational Expenses                     -        -         -
     Total Assets                           $ -     $  -         -

  Liabilities and Stockholders' Equity

Current Liabilities:
  Trade accounts payable                       -       -         -
  Total Liabilities                            -       -         -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued                       -       -         -
  Common stock, par value $.0001
     per share.  Authorized 500,000,000
     shares; issued 2,301,300                 230     230      230
  Additional paid-in capital              124,910  124,910   124,910
  Accumulated deficit during
     development stage                   (125,140)(125,140) (125,140)

          Total stockholders'
             equity (deficit)                 -        -         -

Total Liabilities and
     Stockholders' Equity                  $  -      $ -       $ -










See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS


                                           Years ended December 31,
                                          1992         1991       1990


Revenues                                  $   -         $  -      $   -

Operating Expenses                            -            -        250

Net Profit (Loss)                         $   -            -      (250)

Loss per share                               *             *        *

(* negligible in amount)




























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

               STATEMENTS OF STOCKHOLDER'S EQUITY

                                                  Additional    Retained
                                                    Paid-In    Earnings
                                Shares     Amount    Capital   (Deficit)


Balance at inception
  September 19, 1986              -          $0         $  -     $ -
Issuance of stock for cash
  November 18, 1986
     $.0001 per share          600,000       60       5,940        -
Issuance of stock for cash and services on
  January 15, 1987
     $.0001 per share          200,000       20      1,980          -
Issuance of stock for cash on
  September 30, 1987            800,000        80    39,920       -
Net loss for period ended
  December 31, 1987                  -          -       -    (21,141)
Balance at December 31, 1987          -          -      -    (21,141)
Issuance of stock for cash from exercise
  of warrants                   701,300         70  77,070        -
Net Loss for year ended December 31, 1988                   (103,499)
Balance at December 31, 1988                                (124,640)
Net Loss for year ended December 31, 1989                       (250)
Balance at December 31, 1989                                (124,890)
Net Loss for year ended December 31, 1990                       (250)
Balance at December 31, 1990                                (125,140)
Net Loss for year ended December 31, 1991                        -
Balance at December 31, 1991                                (125,140)
Net Loss for year ended December 31, 1992                        -
Balance at December 31, 1992                                (125,140)












See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOW

                                           Years Ended December 31,
                                       1992       1991      1990

Operations:
  Net (loss)                         $  -         $  -     $(250)
     Items not requiring
       working capital:
  (Increase) decrease in
      organization costs                -            -        250
  Increase (decrease) in
     accounts payable                   -            -          -
       Net cash from operations         -            -          -

Financing:
  Sale of common stock
     Net cash from financing            -            -          -
  Net increase (decrease) in cash       -            -          -
  Cash at beginning of period           -            -          -
  Cash at end of period                 -            -          -



See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 1992

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