Form 10QSB
period 1993-03-31
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1993


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                                      March 31,
                                                 1993           1992

CURRENT ASSETS:
  Cash                                         $    -       $     -

OTHER ASSETS:
  Organization Costs, net of amortization           -             -
  Total Assets                                      -             -

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                            -             -
     Total Liabilities                              -             -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 2,301,300                   230            230
  Additional paid-in capital                 124,910        124,910
  Accumulated deficit                       (125,140)      (125,140)

     Total Liabilities and
       Shareholders' Equity                  $      -         $    -










See accompanying Notes to Financial Statements
                      FREEDOM FUNDING, INC.

                  (a development stage company)

                    STATEMENTS OF OPERATIONS

                                             Three Months Ended March 31,
                                                 1993           1992

Revenues                                     $      -       $      -

Costs and expenses
  Operational expenses                              -              -
  Amortization                                      -              -

Net income (loss)                                   -              -

Net income (loss) per common share                 *              *

Weighted average number of
  common shares outstanding                  2,301,300      2,301,300

* Less than $.01 per share

























See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                           Three Months Ended March 31,
                                                 1993           1992

Operations:
  Net (loss)                                      -             -
Items not requiring working capital:

  (Increase) decrease in organization costs       -             -
  Increase (decrease) in accounts payable         -             -
       Net cash from operations                   -             -

Financing:
  Sale of common stock                              -            -
     Net cash from financing                        -            -
  Net increase (decrease) in cash                   -            -
  Cash at beginning of period                       -            -
  Cash at end of period                             -            -

























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