Form 10QSB
period 1996-03-31
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1996


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                            March 31,
                                        1996           1995

CURRENT ASSETS:
  Cash                                 $    -         $     -

OTHER ASSETS:
  Organization Costs, net of amortization   -               -
  Total Assets                              -               -

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                    -                -
     Total Liabilities                      -                -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 2,301,300              230              230
  Additional paid-in capital            124,910          124,910
  Accumulated deficit                  (125,140)        (125,140)

Total Liabilities
  and Shareholders' Equity              $      -  $           -

See accompanying Notes to Financial Statements


                      FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS

                                             Three Months Ended March 31,
                                                 1996           1995

Revenues                                     $      -       $      -

Costs and expenses
  Operational expenses                              -              -
  Amortization                                      -              -

Net income (loss)                                   -              -

Net income (loss) per common share                  *              *

Weighted average number of
  common shares outstanding                   2,301,300      2,301,300

* Less than $.01 per share


See accompanying Notes to Financial Statements

                      FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                            Three Months Ended March 31,
                                                 1996           1995

Operations:
  Net (loss)                                         -             -
Items not requiring working capital:
  (Increase) decrease in organization costs          -             -
  Increase (decrease) in accounts payable            -             -
       Net cash from operations                      -             -

Financing:
  Sale of common stock                               -             -
     Net cash from financing                         -             -
  Net increase (decrease) in cash                    -             -
  Cash at beginning of period                        -             -
  Cash at end of period                              -             -


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

Item 6.         Exhibits and Reports on Form S-K

No reports on Form 8-K were filed by the Company during the period covered by this report.
]
                           SIGNATURES

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