Form 10QSB
period 1996-09-30
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1996


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

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET


                                             September 30,
                                        1996           1995

CURRENT ASSETS:
  Cash                               $     -        $     -

OTHER ASSETS:
  Organization Costs, net of amortization  -              -
  Total Assets                             -              -

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable                   -              -
     Total Liabilities                     -              -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued:2,301,300             230            230
  Additional paid-in capital          124,910        124,910
  Accumulated deficit                (125,140)      (125,140)

 Total Liabilities
     and Shareholders' Equity       $        -   $          -


See accompanying Notes to Financial Statements

                      FREEDOM FUNDING, INC.(a development stage company)

                    STATEMENTS OF OPERATIONS

                                         Nine Months Ended September 30,
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


                                          Nine Months Ended September 30,
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