Form 10KSB
period 1996-12-31
FREEDOM FUNDING INC
filed 1997-03-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1996

             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 33-14707-NY

                       FREEDOM FUNDING, INC.
        (Exact name of registrant as specified in its charter)

        Colorado                                     84-1047159
     (State or other jurisdiction of              (I.R..S. employer
       incorporation or organization)              identification number)

  331 Kenilworth Circle, Stone Mountain, Georgia         30083
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

Item 2.  Description of Properties

The principal executive offices of the Company are presently located at 331 Kenilworth Circle, Stone Mountain,Georgia 30083. The telephone number at this address is (404) 296-4347. The Company is receiving the use of these offices free of charge from Mr. Tompkins.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                       Years Ended December 31,
                              1996              1995      1994
Statement of Operations:
  Revenues                   $     -       $         -     $   -
Operating Expenses            $    -       $         -     $   -
  Net Profit (Loss)           $    -       $         -     $   -
  Profit (Loss) Per Share        *                  *          *


Balance Sheet Data:
  Assets:                     $    -         $        -     $   -
  Liabilities:                $    -          $       -     $   -
  Stockholder's Equity (Deficit):$ -          $       -     $   -

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

                    [INTENTIONALLY LEFT BLANK]

             HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                  Certified Public Accountants

To the Board of Directors and Shareholders

FREEDOM FUNDING, INC.

We have audited the accompanying balance sheets of FREEDOM FUNDING, INC. (a development stage company) as of December 31, 1996, December 31, 1995, and December 31, 1994, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditingstandards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement-presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM FUNDING, INC.(a development stage company), as of December 31, 1996, December 31, 1995, and December 31, 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

/s/ Halliburton, Hunter & Associates, P.C.

Littleton, Colorado
February 19, 1999


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                        BALANCE SHEETS

                                            December 31,
                            1996               1995              1994

Assets
  Current Assets
  Cash                  $      -            $      -          $      -
  Organizational Expenses      -                   -                 -

     Total Assets       $      -            $      -                 -


Liabilities and
 Stockholders' Equity

Current Liabilities:
  Trade accounts payable        -                   -                -

 Total Liabilities               -                   -              -

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


See accompanying Notes to Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF OPERATIONS


                                         Years ended
                                         December 31,
                             1996            1995          1994


Revenues               $         -        $        -       $     -

Operating Expenses               -                 -             -

Net Profit (Loss)      $         -        $        -       $     -

Loss per share                   *                 *             *

(* negligible in amount)

See accompanying Notes to Financial Statements

                     FREEDOM FUNDING, INC.
                 (a development stage company)

               STATEMENTS OF STOCKHOLDER'S EQUITY

                                                 Additional   Retained
                                                   Paid-In      Earnings
                                Shares    Amount    Capital      (Deficit)

Balance at inception
  September 19, 1986             -           $   0  $      -     $     -
Issuance of stock for cash
  November 18, 1986
     $.0001 per share      600,000              60     5,940           -
Issuance of stock for cash
  and services on
  January 15, 1987
     $.0001 per share      200,000              20     1,980           -
Issuance of stock for cash
  on September 30, 1987    800,000              80    39,920            -
Net loss for period ended
  December 31, 1987              -               -         -       (21,141)
Balance at December 31, 1987    -              -         -       (21,141)
Issuance of stock for cash
  from exercise of warrants 701,300            70     77,070           -
Net Loss for year ended
   December 31, 1988                                            (103,499)
Balance at December 31, 1988                                      (124,640)
Net Loss for year
 ended December 31, 1989                                           (250)
Balance at December 31, 1989                                      (124,890)
Net Loss for year ended
   December 31, 1990                                               (250)
Balance at December 31, 1990                                      (125,140)
Net Loss for year ended
 December 31, 1991                                                     -
Balance at December 31, 1991                                     (125,140)
Net Loss for year ended
 December 31, 1992                                                     -
Balance at December 31, 1992                                     (125,140)
Net Loss for year ended
 December 31, 1993                                                    -
Balance at December 31, 1993                                     (125,140)
Net Loss for year ended
 December 31, 1994                                                    -
Balance at December 31, 1994                                    (125,140)
Net Loss for year ended
  December 31, 1995                                                   -
Balance at December 31, 1995                                     (125,140)
Net Loss for year ended
  December 31, 1996                                                   -
Balance at December 31, 1996                                     (125,140)


See accompanying Notes to Financial Statements

                     FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOW

                                   Years Ended December 31,
                                1996        1995          1994

Operations:
  Net (loss)                 $     -      $    -       $     -
Items not requiring
  working capital:
  (Increase) decrease
 in organization costs             -           -              -
  Increase (decrease)
 in accounts payable               -           -              -
       Net cash from operations    -           -              -

Financing:
  Sale of common stock
     Net cash from financing       -           -              -
  Net increase (decrease) in cash  -           -              -
  Cash at beginning of period      -           -              -
  Cash at end of period            -           -              -


See accompanying Notes to Financial Statements
                     FREEDOM FUNDING, INC.
                 (a development stage company)

                 NOTES TO FINANCIAL STATEMENTS
                       December 31, 1996

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

4.   Change in Control:
]
In the fourth quarter of 1987, the Company began its investigation of
business opportunities in which to engage.   In 1996, Mr. Roger F. Tompkins
was appointed a director of the Company, and all other directors resigned. Mr. Tompkins is now the sole director of the Company and acts as its Chief Executive, Financial and Accounting Officer, President and Treasurer. Further, on February 13, 1997, the Company entered into an arrangement with an unaffiliated third party, Mr. Mark S. Pierce, whereby he agreed to extend up to $100,000 in cash and services in exchange for the commitment of the Company to issue to him 6,000,000 common shares of the Company. Mr. Pierce committed to bring the Company current in its reports with the Securities and Exchange Commission, including obtaining audits for the Company since 1987 and filing tax returns for these periods.

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

                            PART III

Item 9.         Directors and Executive Officers of the Company

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

           NAME          AGE       POSITION WITH COMPANY*

  Roger F. Tompkins      52        Director, Chief Executive. Financial and
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

Executive Profiles

Roger Tompkins has served as a director and executive officer of the Company since 1996. From November,1985, until January, 1996, Mr. Tompkins was a director and the sole executive officer of Power Capital Corporation, a consulting firm which, through a wholly-owned subsidiary, Concepts Associates, Inc., was, during Mr. Tompkins' tenure, specializing in mergers, acquisitions, corporate finance and public relations. Power Capital is publicly-held, and acquired in January of 1996 a business in China which is developing a Sheraton Hotel and adjoining commercial complex in the Beijing metropolitan area. Mr. Tompkins resigned as an officer and as a director of Power Capital after this acquisition. Since August, 1980, Mr. Tompkins has been a director and an executive officer of Concepts Associates, Inc., which, until January of 1996, was a wholly-owned subsidiary of Power Capital. Mr. Tompkins purchased Concepts Associates from Power Capital in January of 1996 and is now conducting the previous business of Power Capital through Concepts Associates. From its inception in February, 1988, until May, 1992, Mr. Tompkins served as Chairman of the Board of Directors and Chief Executive Officer of Stone Mountain Industries, Inc., a publicly-held corporation with a class of equity securities registered under Section 12(g) of the Exchange Act which is now known as Star Casinos International, Inc., and is now engaged in the development of gambling casinos in Colorado and off the coast of Florida. From 1995 through 1996, Mr. Tompkins also served as a director of America's Coffee Cup, Inc., a publicly-held corporation with a class of equity securities registered under Section 12 of the Exchange Act, which is now engaged in the shipping business. During 1961 and 1962, Mr. Tompkins attended Farleigh Dickenson University but did not receive a degree.

Item 10.  Executive Compensation

No compensation has been paid since inception to the Board of Directors or executive officers of the Companyin their capacities as such, and none is anticipated to be paid at any time in the immediate future.

Item 11.  Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of March 5, 1997, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

                  Name and Address of
Title of Class       Beneficial Owner  Number of Shares Percent of Class(1)

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