Form 10QSB
period 1997-03-31
FREEDOM FUNDING INC
filed 1997-04-28
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 18, 1997, there were approximately 8,301,300 shares outstanding.

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET

                                            March 31,
                                        1997          1996

CURRENT ASSETS:
  Cash                                 $    -         $     -

OTHER ASSETS:
  Organization Costs, net of amortization   -               -
  Total Assets                              -               -

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable               $52,151               -
     Total Liabilities                  52,151               -

Stockholders' Equity:
  Preferred stock, par value $.001
     per share.  Authorized 100,000,000
     shares; none issued.
  Common stock, $.0001 par value,
     per share.  Authorized 500,000,000
     shares; issued: 8,301,300              230              230
  Additional paid-in capital            124,910          124,910
  Accumulated deficit                  (177,084)        (125,140)

Total Liabilities
  and Shareholders' Equity              $     -       $        -



See accompanying Notes to Financial Statements





                        FREEDOM FUNDING, INC.
                    (a development stage company)

                    STATEMENTS OF OPERATIONS


                                    Three Months Ended March 31,
                                           1997          1996
Revenues                                $      -       $     -

Costs and expenses
  Operational expenses                      52,151         -
  Amortization                                   -         -

Net income (loss)                          (52,151)        -

Net income (loss) per common share               *         *

Weighted average number of
  common shares outstanding              8,301,300  2,301,300

* Less than $.01 per share


See accompanying Notes to Financial Statements



                      FREEDOM FUNDING, INC.
                 (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                      Three Months Ended March 31,
                                             1997          1996

Operations:
  Net (loss)                               $(52,151)          -

Items not requiring working capital:

  (Increase) decrease in organization costs       -           -
  Increase (decrease) in accounts payable     52,151          -
       Net cash from operations                    -          -

Financing:
  Sale of common stock                             -          -
     Net cash from financing                       -          -
  Net increase (decrease) in cash                  -          -
  Cash at beginning of period                      -          -
  Cash at end of period                            -          -


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity

The Company has not generated any cash flows from operating or investing ctivities since inception. Operating capital was primarily provided from inception through 1987 from the proceeds of an initial funding prior to a public offering and then from the public offering itself. The proceeds of these efforts resulted in approximate gross proceeds of $47,000 in cash and services valued at $1,000. An additional $77,140 in operating capital was provided through the exercise of warrants in the final quarter of 1988, all of which was expended in the final quarter of 1988.

Results of Operations

The Company had no operations, other than its search for a business opportunity, from inception through 1988. In 1989, these efforts ceased due to lack of working capital. In 1997, this business plan was again implemented due to an agreement with Mr. Mark S. Pierce to infuse working capital and services as needed up to the amount of $100,000. Mr. Pierce rendered services and expended costs on behlaf of the Company in the amount of $52,151 during the first quarter of 1997.


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




                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of April, 1997.

FREEDOM FUNDING, INC.
(Registrant)

By:  /s/ Roger F. Tompkins
Roger F. Tompkins President and
Chief Executive Officer


By:  /s/ Roger F. Tompkins
Roger F. Tompkins, Chief Financial
and Accounting Officer and
Treasurer