Form 10QSB
period 1997-06-30
FREEDOM FUNDING INC
filed 1997-08-19
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 15, 1997, there were approximately 8,301,300 shares outstanding.

              PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FREEDOM FUNDING, INC.
                  (a development stage company)



                         BALANCE SHEET

                           June 30,       December 31,
                             1997               1996

CURRENT ASSETS:
  Cash                     $        -        $       -

OTHER ASSETS:
  Organization Costs,]
    net of amortization             -                -
  Total Assets                      -                -

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
  Trade Accounts payable       54,342               -
     Total Liabilities         54,342               -

Stockholders' Equity:
  Preferred stock, par
      value $.001 per share.
      Authorized 100,000,000
      shares; none issued.
  Common stock, $.0001 par
     value per share.
     Authorized 500,000,000
     shares; issued:
       8,301,300 in 1997,
       2,301,300 in 1996          830               230
  Additional paid-in capital  124,910           124,910
  Accumulated deficit        (180,082)         (125,140)

 Total Liabilities
   and Shareholders' Equity    $     -        $       -

See accompanying Notes to Financial Statements


                     FREEDOM FUNDING, INC.
                 (a development stage company)

                   STATEMENTS OF OPERATIONS

                                 Six Months Ended June 30,
                                  1997           1996

Revenues                       $    -        $      -

Costs and expenses
  Operational expenses          54,342               -
  Amortization                       -               -

Net income (loss)              (54,342)              -
Net income (loss) per
     common share                    *               *

Weighted average number of
  common shares outstanding   8,301,300          2,301,300

* Less than $.01 per share

See accompanying Notes to Financial Statements


                      FREEDOM FUNDING, INC.
                  (a development stage company)

                    STATEMENTS OF CASH FLOWS

                                 Six Months Ended June 30,
                                    1997           1996
Operations:
  Net (loss)                     $(54,342)            -
Items not requiring
   working capital:
(Increase) decrease in
   organization costs                   -             -
  Increase (decrease) in
    accounts payable               54,342             -
     Net cash from operations           -             -

Financing:
  Sale of common stock                  -             -
     Net cash from financing            -             -
  Net increase (decrease) in cash       -             -
  Cash at beginning of period           -             -
  Cash at end of period                 -             -

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

Results of Operations

The Company had no operations, other than its search for a business opportunity, from inception through 1988. In 1989, these efforts ceased due to lack of working capital. In 1997, this business plan was again implemented due to an agreement with Mr. Mark S. Pierce to infuse working capital and services as needed up to the amount of $100,000. Mr. Pierce rendered services and expended costs on behalf of the Company in the amount of $54,342 during the first six months of calendar 1997.

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


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of August, 1997.

FREEDOM FUNDING, INC.
(Registrant)

By:      /s/ Roger F. Tompkins
         Roger F. Tompkins President and
            Chief Executive Officer


By:      /s/ Roger F. Tompkins
         Roger F. Tompkins, Chief Financial
            and Accounting Officer and
            Treasurer