Form 10QSB
period 1997-09-30
FREEDOM FUNDING INC
filed 1997-10-14
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 33-14707-NY

                       FREEDOM FUNDING, INC.
(Exact name of small business issuer as specified in its charter)

         Colorado                              84-1047159
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)              identification number)

1999 Broadway, Ste. 3235, Denver, Colorado         80202
 (Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code:  (303) 292-2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 13, 1997, there were approximately 8,301,300 shares outstanding.

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FREEDOM FUNDING, INC.
                 (a development stage company)

                         BALANCE SHEET


                         September 30,  December 31,
                            1997           1996
CURRENT ASSETS:
Cash                    $     -          $     -

OTHER ASSETS:
Total Assets                  -                -

LIABILITIES AND
   STOCKHOLDERS' EQUITY:
Current Liabilities
  Trade Accounts payable  54,905               -
     Total Liabilities    54,905               -

Stockholders' Equity:
  Preferred stock, par
  value $.001 per share.
  Authorized 100,000,000
  shares; none issued.         -               -

  Common stock, $.0001
  par value, per share.
  Authorized 500,000,000
  shares; issued:
  2,301,300 on December
  31, 1996, and
  8,301,300 on September
  30, 1997                   830             230

  Additional paid-in
    capital              124,910         124,910
  Accumulated deficit   (180,645)       (125,140)

 Total Liabilities and
   Shareholders' Equity  $     -        $      -

See accompanying Notes to Financial Statements


                    FREEDOM FUNDING, INC.
                (a development stage company)

                    STATEMENTS OF OPERATIONS

                        Nine Months Ended September 30,
                             1997           1996

Revenues                    $     -      $      -

Costs and expenses
  Operational expenses       54,905             -

Net income (loss)           (54,905)            -

Net income (loss) per
    common share                  *             *

Weighted average number of
 common shares outstanding   8,301,300      2,301,300

* Less than $.01 per share


See accompanying Notes to Financial Statements


                     FREEDOM FUNDING, INC.
                (a development stage company)

                    STATEMENTS OF CASH FLOWS

                           Nine Months Ended September 30,
                                1997           1996

Operations:
  Net (loss)                  (54,905)             -

Items not requiring
  working capital:

  Increase (decrease) in
    accounts payable           54,905              -

Net cash from operations            -              -

Financing:
  Sale of common stock              -              -

Net increase (decrease) in cash     -              -

Cash at beginning of period         -              -

Cash at end of period               -              -

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


                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October, 1997.

FREEDOM FUNDING, INC.
(Registrant)

By:      /s/ Mark S. Pierce
         Mark S. Pierce, President and
            Chief Executive Officer

By:      /s/ Mark S. Pierce
         Mark S. Pierce, Chief Financial
            and Accounting Officer and
            Treasurer