Form 10KSB
period 1997-12-31
FREEDOM FUNDING INC
filed 1998-04-14
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1997

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


Registrant's telephone number, including area code: (303) 292-2992

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: The common shares of registrant are traded on the "Bulletin Board" maintained by the National Association of Securities Dealers, Inc. As of March 25, 1998, there were 8,301,300 shares outstanding, of which 2,301,300 shares were held by non affiliates. The closing inside bid and asked prices on that date were not being published; thus, the market value for the voting stock of registrant held by non affiliates could not be determined.

Indicate the number of shares outstanding of each of registrant's classes of common stock as of the latest practicable date: As of March 25, 1998, there were approximately 8,301,300 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10 KSB into which the document is incorporated: None.

                                     PART I

Item 1.  Description of Business

Freedom Funding, Inc. (the Company), was incorporated under the laws of Delaware on September 18, 1986. The Company initially provided for its operations from the sale of 800,000 shares of its restricted, $.0001 par value per share common stock from inception through the period ended September 30, 1987. This initial capitalization provided the Company with $7,000 in cash and services valued at $1,000.

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

In the fourth quarter of 1987, the Company began its investigation of business opportunities in which to engage. During 1988, the Company began discussions with a group of individuals for the purpose of beginning a business using the corporate structure of the Company for the business and the outstanding warrants of the Company to raise capital for the new business.. These efforts were unsuccessful, although the situs of the incorporation of the Company was changed to Colorado as a result. As of the date of this report, the Company had not fulfilled its business plan, although it is actively pursuing the successful implementation of that plan.

In 1996, Mr. Roger F. Tompkins was appointed a director of the Company, and all other directors resigned. In 1997, Mr. Tompkins resigned, after appointing Mr. Mark S. Pierce to act in his stead. Mr. Pierce is now the sole director of the Company and acts as its Chief Executive, Financial and Accounting Officer, President and Treasurer.

On February 13, 1997, the Company entered into an arrangement with Mr. Pierce, who was then an unaffiliated third party, whereby he agreed to extend up to $100,000 in cash and services in exchange for the commitment of the Company to forthwith issue to him 6,000,000 common shares of the Company. Mr. Pierce committed to bring the Company current in its reports with the Securities and Exchange Commission, including obtaining audits for the Company since 1987 and filing tax returns for these periods. Mr. Pierce has now fulfilled his contract.

Item 2.  Description of Properties

The principal executive offices of the Company are presently located at 1999 Broadway, Ste. 3235, Denver, Colorado 80202. The telephone number at this address is (303) 292 2992. The Company is receiving the use of these offices free of charge from Mr. Pierce.

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

No market for the common stock of the Company developed until the first quarter of 1998; thus, there is no information to be supplied under this item since there were no active market quotations previous to or during the period covered by this report.

Outstanding Shares and Shareholders

As of March 25, 1998, the transfer ledgers maintained by the Company's stock transfer agent indicated that there were 8,301,300 shares of common stock issued and outstanding. The Company estimates that there were approximately 98 shareholders on that date. There were no shares of preferred stock outstanding on that date.

Dividends

The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.


                                                    Years Ended December 31,
                                                1997         1996         1995
Statement of Operations:
Revenues                                     $    --         $ --         $ --
Operating Expenses                              55,021         --           --
Net Profit (Loss)                              (55,021)        --           --
Profit (Loss) Per Share                            *            *            *


Balance Sheet Data:
Assets:                                      $    --         $ --         $ --
Liabilities:                                    54,421         --           --
Stockholder's Equity
  (Deficit):                                  (180,161)        --           --


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

Item 7.  Financial Statements


                     HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                          Certified Public Accountants


To the Board of Directors and Shareholders
FREEDOM FUNDING, INC.

We have audited the accompanying balance sheets of FREEDOM FUNDING, INC. (a development stage company) as of December 31, 1997, December 31, 1996, and December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of FREEDOM FUNDING, INC. (a development stage company), as of December 31, 1997, December 31, 1996, and December 31, 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Halliburton, Hunter & Associates, P.C.
Littleton, Colorado
March 25, 1998

                             FREEDOM FUNDING, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                                       December 31,
                                              1997         1996         1995

Assets:

Current Assets:
     Cash                                   $    --      $    --      $    --
     Organizational
           Expenses                              --           --           --
                                            ---------    ---------    ---------
Total Assets                                $    --      $    --      $    --
                                            =========    =========    =========


Liabilities and Stockholders' Equity :

Current Liabilities:
     Trade accounts
         payable                               54,421         --           --
                                            ---------    ---------    ---------
Total Liabilities                                --           --           --
                                            ---------    ---------    ---------

Stockholders' Equity:

Preferred stock,
  par value $.001 per share
  Authorized 100,000,000
  shares; none issued                            --           --           --
Common stock,
  par value $.0001 per
  share.  Authorized
  500,000,000 shares;
  issued 8,301,300                                830          230          230
Additional
 paid-in capital                              124,910      124,910      124,910
Accumulated deficit
 during development
   stage                                     (180,161)    (125,140)    (125,140)
Total stockholders'
  equity (deficit)                               --           --           --

Total Liabilities
and Stockholders'
 Equity                                     $    --      $    --      $    --


See accompanying Notes to Financial Statements

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                               Years ended December 31,
                                           1997           1996         1995

Revenues                                 $   --         $    --       $   --

Operating Expenses                         55,021            --           --
                                         --------       ---------     -------

Net Profit (Loss)                        $(55,021)      $    --       $   --
                                         ========       =========     =======

Loss per share                              *               *            *


(* negligible in amount)





See accompanying Notes to Financial Statements



                                      FREEDOM FUNDING, INC.
                                  (a development stage company)

                               STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                       Additional     Retained
                                                                         Paid-In      Earnings
                                                Shares      Amount       Capital      (Deficit)
                                                ------      ------       -------      ---------

Balance at inception
 September 19, 1986                                --      $     --     $     --     $     --
Issuance of stock for cash
     November 18, 1986
     $.0001 per share                           600,000            60        5,940         --
Issuance of stock for cash and services on
     January 15, 1987
     $.0001 per share                           200,000            20        1,980         --
Issuance of stock for cash on
     September 30, 1987                         800,000            80       39,920         --
Net loss for period ended
     December 31, 1987                             --            --           --        (21,141)
Balance at December 31, 1987                       --            --           --        (21,141)
Issuance of stock for cash from exercise
     of warrants                                701,300            70       77,070         --
Net Loss for year ended December 31, 1988                                              (103,499)
Balance at December 31, 1988                                                           (124,640)
Net Loss for year ended December 31, 1989                                                  (250)
Balance at December 31, 1989                                                           (124,890)
Net Loss for year ended December 31, 1990                                                  (250)
Balance at December 31, 1990                                                           (125,140)
Net Loss for year ended December 31, 1991                                                  --
Balance at December 31, 1991                                                           (125,140)
Net Loss for year ended December 31, 1992                                                  --
Balance at December 31, 1992                                                           (125,140)
Net Loss for year ended December 31, 1993                                                  --
Balance at December 31, 1993                                                           (125,140)
Net Loss for year ended December 31, 1994                                                  --
Balance at December 31, 1994                                                           (125,140)
Net Loss for year ended December 31, 1995                                                  --
Balance at December 31, 1995                                                           (125,140)
Net Loss for year ended December 31, 1996                                                  --
Balance at December 31, 1996                                                           (125,140)
Issuance of stock for cash and
 services in February,1997
     $ .0001 per share                        6,000,000           600         --       (125,140)
Net Loss for year ended December 31, 1997                                               (55,021)
Balance at December 31, 1997                                                           (180,161)


See accompanying Notes to Financial Statements



                                               7

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                             STATEMENTS OF CASH FLOW

                                                   Years Ended December 31,
                                                1997          1996        1995

Operations:
  Profit (loss)                               $(55,021)     $  --        $  --
Items not requiring
  working capital:
(Increase) decrease
  in organization
    costs                                         --           --           --
Increase (decrease)
 in accounts payable                            54,421         --           --
Net cash from
 operations                                       (600)        --           --

Financing:
Sale of common stock
  Net cash
   from financing                                  600         --           --
Net increase (decrease)
   in cash                                        --           --           --
                                              --------      -------      -------
Cash at beginning
  of period                                       --           --           --
                                              --------      -------      -------
Cash at end of period                             --           --           --
                                              ========      =======      =======







See accompanying Notes to Financial Statements

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

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

4. Change in Control: In the fourth quarter of 1987, the Company began its investigation of business opportunities in which to engage. In 1996, Mr. Roger
F. Tompkins was appointed a director of the Company, and all other directors resigned. In 1997, Mr. Tompkins resigned, after appointing Mr. Mark S. Pierce to act in his stead. Mr. Pierce is now the sole director of the Company and acts as its Chief Executive, Financial and Accounting Officer, President and Treasurer. Further, on February 13, 1997, the Company entered into an arrangement with Mr. Pierce, then an unaffiliated party, whereby he agreed to extend up to $100,000 in cash and services in exchange for the commitment of the Company to issue to him 6,000,000 common shares of the Company. Mr. Pierce committed to bring the Company current in its reports with the Securities and Exchange Commission, including obtaining audits for the Company since 1987 and filing tax returns for these periods.

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

                                    PART III

Item 9.  Directors and Executive Officers of the Company

The following table sets forth all current directors and executive officers of the Company, as well as their ages:

  NAME                  AGE        POSITION WITH COMPANY*
  ----                  ---        ----------------------

  Mark S. Pierce        41         Director, Chief Executive, Financial
                                   and Accounting Officer, President and
                                   Treasurer

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Mr. Pierce will hold office until the next annual meeting of shareholders and until his successor has been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an at will basis.

The Board of Directors currently consists of one member, Mr. Pierce. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. During the years of 1986, 1987, 1988, 1989, 1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997, and to the date of this report, the board held various meetings and acted by unanimous consent as necessity dictated.

Executive Profiles

Mark Pierce has served as a director and executive officer of the Company since 1997, having been appointed to serve as its sole director and its Chief Executive, Financial and Accounting Officer, President and Treasurer. He served Midland, Inc., as a director and the secretary from October, 1994, until February 18, 1997, when it acquired the shares of two subsidiary corporations. Midland is a publicly-held Colorado corporation with a class of equity securities registered under Section 12(g) of the Exchange Act. He was a director and an executive officer of Intercell Corporation from April, 1992, until July 7, 1995, when it acquired the assets of another business. Intercell is a publicly-held Colorado corporation with a class of equity securities registered under Section 12(g) of the Exchange Act. Mr. Pierce was the secretary and a director of Forestry International, Inc., a publicly- held Colorado corporation from December 24, 1992, until April 7, 1995, at which time he resigned to pursue other business interests. Forestry International also has a class of equity securities registered under Section 12(g) of the Exchange Act. Mr. Pierce was a director, and subsequently an executive officer, from May 22, 1992, until January 14, 1994, of Indemnity Holdings, Inc. a publicly-held Colorado corporation. From September 1, 1993, until April 7, 1995, Mr. Pierce was the President and a director of a small, privately-held merchant banking firm with six employees, including himself. In this company, he was involved in the supervision of five employees and worked with independent consultants in the areas of marketing, public relations, accounting, law and corporate finance. Prior to September 1, 1993, Mr. Pierce was engaged in the private practice of law in Denver, Colorado, where he specialized in mergers, acquisitions, the representation of publicly-held companies, bankruptcy and international transactions.

Mr. Pierce graduated from the University of Wyoming in Laramie, Wyoming, in May, 1979, with a Bachelor of Science degree in Accounting with honors. He passed his examination as a Certified Public Accountant in May, 1979, in his first sitting. Mr. Pierce received his Juris Doctorate from the University of Colorado in Boulder, Colorado, during May of 1983. He is a member of the American and Colorado Bar Associations, and is a member of the securities and international subsections of this latter association.

Item 10.  Executive Compensation

No compensation has been paid since inception to the Board of Directors or executive officers of the Company in their capacities as such, and none is anticipated to be paid at any time in the immediate future.

Item 11.  Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of March 25, 1998, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:


                            Name and Address of      Number          Percent
Title of Class              Beneficial Owner       of Shares       of Class (1)
--------------              ----------------       ---------       ------------

Common Stock                Mark S. Pierce         6,000,000          72.30%
                            1999 Broadway
                            Ste. 3235
                            Denver, CO 80204

Directors and Executive
Officers as a Group
(one in number):                                   6,000,000          72.30%

(1) Based on 8,301,300 shares of common stock issued and outstanding on March 5, 1997.

Item 12.  Certain Transactions

On February 13, 1997, the Company entered into an agreement with Mr. Pierce whereby he agreed to advance cash and services to the Company of up to $100,000 in amount. In exchange for entering into this obligation, Mr. Pierce received 6,000,000 shares of the restricted common shares of the Company.

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


                                              FREEDOM FUNDING, INC.

Date:  March 25, 1998                         By:  /s/ Mark S. Pierce
     ------------------                          -------------------------------
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


Date:  March 25, 1998                         By:  /s/ Mark S. Pierce
     ------------------                          -------------------------------
                                                 Mark S. Pierce, Director