Form 10QSB
period 1998-03-31
FREEDOM FUNDING INC
filed 1998-04-27
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1998

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                      Commission file number: 33-14707-NY


                              FREEDOM FUNDING, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                            84-1047159
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)


    1143 Auraria Parkway, Unit 403A                                80204
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:    (303) 623-5091

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 20, 1998, there were approximately 8,301,300 shares outstanding.

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              FREEDOM FUNDING, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                                        March 31,  December 31,
                                                          1998         1997
                                                       ---------    ---------

CURRENT ASSETS:
     Cash                                              $    --      $    --

OTHER ASSETS:
     Organization Costs, net of amortization                --           --
                                                       ---------    ---------
     Total Assets                                           --           --
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Trade Accounts payable                            $  54,421    $  54,421
                                                       ---------    ---------
         Total Liabilities                             $  54,421    $  52,421
                                                       =========    =========

Stockholders' Equity:
     Preferred stock, par value $.001
         per share.  Authorized 100,000,000
         shares; none issued
     Common stock, $.0001 par value,
         per share.  Authorized 500,000,000
         shares; issued: 8,301,300                           830          830
     Additional paid-in capital                          124,910      124,910
     Accumulated deficit                                (180,161)    (180,161)
                                                       ---------    ---------

         Total Liabilities and Shareholders' Equity    $    --      $    --
                                                       =========    =========





                 See accompanying Notes to Financial Statements

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1998              1997
                                                   ----------       -----------

Revenues                                           $      --        $      --

Costs and expenses
     Operational expenses                                 --             52,121
     Amortization                                         --               --

Net income (loss)                                         --            (52,121)

Net income (loss) per common share                          *                *

Weighted average number of
     common shares outstanding                       8,301,300        8,301,300

* Less than $.01 per share







                 See accompanying Notes to Financial Statements

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998           1997
                                                    ------------   -------------
Operations:
     Net (loss)                                           --         $(52,151)
Items not requiring working capital:
     (Increase) decrease in organization costs            --             --
     Increase (decrease) in accounts payable              --           52,151
              Net cash from operations                    --             --

Financing:
     Sale of common stock                                 --             --
     Net cash from financing                              --             --
     Net increase (decrease) in cash                      --             --
     Cash at beginning of period                          --             --
     Cash at end of period                                --             --





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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity: The Company has not generated any cash flows from operating or investing activities since inception. Operating capital was primarily provided from inception through 1987 from the proceeds of an initial funding prior to a public offering and then from the public offering itself. The proceeds of these efforts resulted in approximate gross proceeds of $47,000 in cash and services valued at $1,000. An additional $77,140 in operating capital was provided through the exercise of warrants in the final quarter of 1988, all of which was expended in the final quarter of 1988.

Results of Operations: The Company had no operations, other than its search for a business opportunity, from inception through 1988. In 1989, these efforts ceased due to lack of working capital. In 1997, this business plan was again implemented due to an agreement with Mr. Mark S. Pierce to infuse working capital and services as needed up to the amount of $100,000.

                           PART II - OTHER INFORMATION

Item 1. Litigation: No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 2. Change in Securities: This item is not applicable to the Company for the period covered by this report.

Item 3. Defaults Upon Senior Securities: This item is not applicable to the Company for the period covered by this report.

Item 4. Submission of Matters to a Vote of Security Holders: There were no meetings of security holders during the period covered by this report; thus, this item is not applicable.

Item 5. Other Information: There is no additional information which the Company is electing to report under this item at this time.

Item 6. Exhibits and Reports on Form S-K: No reports on Form 8-K were filed by the Company during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of April, 1997.

                                        FREEDOM FUNDING, INC.
                                        (Registrant)

                                        By: /s/ Mark S. Pierce
                                           -------------------------------------
                                           Mark S. Pierce, President and
                                           Chief Executive Officer


                                        By: /s/ Mark S. Pierce
                                           -------------------------------------
                                           Mark S. Pierce, Chief Financial
                                           and Accounting Officer and Treasurer


                                    * * * * *