Form 10QSB
period 1998-06-30
FREEDOM FUNDING INC
filed 1998-07-02
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to _______________

Commission file number: 33  14707  NY

                              FREEDOM FUNDING, INC.
                              ---------------------
       (Exact name of small business issuer as specified in its charter)

           Colorado                                            84  1047159
           --------                                            -----------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

1999 Broadway, Ste. 3235, Denver, Colorado                        30083
------------------------------------------                        -----
 (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (303) 292 2992

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 1, 1998, there were approximately 8,301,300 shares outstanding.

I.  PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                                  BALANCE SHEET
                                                 June 30,         December 31,
                                                   1998               1997
CURRENT ASSETS:
  Cash                                           $    --           $    --

OTHER ASSETS:
  Organization Costs,
    net of amortization                               --                --
                                                 ---------         ---------
      Total Assets                                    --                --
                                                 =========         =========
LIABILITIES AND
   STOCKHOLDERS' EQUITY:
Current Liabilities
  Trade Accounts payable                            55,564            54,421
                                                 ---------         ---------
     Total Liabilities                              55,564            54,421
                                                 =========         =========
Stockholders' Equity:
  Preferred stock, par value
  $.001 per share
  Authorized 100,000,000
  shares; none issued
  Common stock, $.0001
  par value, per share
  Authorized 500,000,000
  shares; issued: 8,301,300                            830               830
Additional paid-in capital
                                                   124,910           124,910
Accumulated deficit                               (181,304)         (180,161)
                                                 ---------         ---------

Total Liabilities and
   Shareholders' Equity                          $    --           $    --
                                                 =========         =========


                (See accompanying Notes to Financial Statements)

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                     Six Months Ended June 30,
                                                      1998              1997

Revenues                                          $      --         $      --
Costs and expenses
  Operational expenses                                  1,143            54,342
Net income (loss)                                      (1,143)          (54,342)
Net income (loss) per common share                          *                 *
Weighted average number of
  common shares outstanding                         8,301,300         8,301,300
* Less than $.01 per share


                (See accompanying Notes to Financial Statements)

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                       Six Months Ended June 30,
                                                        1998              1997
Operations:
  Net (loss)                                          $ (1,143)        $(54,342)

Items not requiring
  working capital:
     Increase (decrease)
      in accounts payable                                1,143           54,342
Net cash from operations                                  --               --
Financing:
  Sale of common stock                                    --               --
      Net cash from financing                             --               --

Net increase (decrease) in cash                           --               --
Cash at beginning of period                               --               --
Cash at end of period                                     --               --


                (See accompanying Notes to Financial Statements)

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

Results of Operations: The Company had no operations, other than its search for a business opportunity, from inception through 1988. In 1989, these efforts ceased due to lack of working capital. In 1997, this business plan was again implemented due to an agreement with Mr. Mark S. Pierce to infuse working capital and services as needed up to the amount of $100,000. Mr. Pierce rendered services and expended costs on behalf of the Company in the amount of $55,564 through the period under consideration.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of July, 1998.

                                            FREEDOM FUNDING, INC.
                                            (Registrant)


                                            By:  /s/ Mark S. Pierce
                                               ---------------------------------
                                               Mark S. Pierce, President and
                                               Chief Executive Officer


                                            By:  /s/ Mark S. Pierce
                                               ---------------------------------
                                               Chief Financial
                                               and Accounting Officer and
                                               Treasurer