Form 10QSB
period 1998-09-30
FREEDOM FUNDING INC
filed 1998-11-05
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______________to________________

     Commission file number: 33-14707-NY


                              FREEDOM FUNDING, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                            84-1047159
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)


    1143 Auraria Parkway, Unit 403A                                80204
    -------------------------------                                -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:    (303) 623-5091

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 26, 1998, there were approximately 8,301,300 shares outstanding.

I.  PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              FREEDOM FUNDING, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                                        Sepember 30  December 31
                                                           1998         1997
                                                           ----         ----

CURRENT ASSETS:
     Cash                                                $    --      $    --

OTHER ASSETS:
     Organization Costs, net of amortization                  --           --
                                                         ---------    ---------
     Total Assets                                             --           --
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
     Trade Accounts payable                              $  55,994    $  54,421
                                                         ---------    ---------
         Total Liabilities                               $  55,994    $  52,421
                                                         =========    =========

Stockholders' Equity:
     Preferred stock, par value $.001
         per share.  Authorized 100,000,000
         shares; none issued
     Common stock, $.0001 par value,
         per share.  Authorized 500,000,000
         shares; issued: 8,301,300                             830          830
     Additional paid-in capital                            124,910      124,910
     Accumulated deficit                                  (181,734)    (180,161)
                                                         ---------    ---------

         Total Liabilities and Shareholders' Equity      $    --      $    --
                                                         =========    =========


See accompanying Notes to Financial Statements

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                 Nine Months Ended September 30,
                                                     1998               1997
                                                     ----               ----

Revenues                                          $      --         $      --

Costs and expenses
     Operational expenses                               1,573            54,905
     Amortization                                        --             (54,905)

Net income (loss)                                      (1,573)          (54,905)

Net income (loss) per common share                          *                 *

Weighted average number of
     common shares outstanding                      8,301,300         8,301,300


* Less than $.01 per share



See accompanying Notes to Financial Statements

                              FREEDOM FUNDING, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended September 30
                                                        1998          1997
                                                        ----          ----
Operations:
     Net (loss)                                      $ (1,573)     $(54,905)
Items not requiring working capital:
     (Increase) decrease in organization costs           --            --
     Increase (decrease) in accounts payable            1,573        54,905
              Net cash from operations                   --            --

Financing:
     Sale of common stock                                --            --
     Net cash from financing                             --            --
     Net increase (decrease) in cash                     --            --
     Cash at beginning of period                         --            --
     Cash at end of period                               --            --



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

Item 6. Exhibits and Reports on Form 8-KSB: No reports on Form 8-KSB were filed by the Company during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of October, 1998.

                                           FREEDOM FUNDING, INC.
                                           (Registrant)

                                           By: /s/ Mark S. Pierce
                                              ----------------------------------
                                              Mark S. Pierce, President and
                                              Chief Executive Officer


                                           By: /s/ Mark S. Pierce
                                              ----------------------------------
                                              Mark S. Pierce, Chief Financial
                                              and Accounting Officer and
                                              Treasurer


                                    * * * * *