Form 10KSB
period 1998-12-31
CBQ INC
filed 1999-04-15
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 33 14707 NY

                                    CBQ, Inc.
             (Exact name of registrant as specified in its charter)

           Colorado                                              84 1047159
 (State or other jurisdiction)                               (I.R.S. employer)
of incorporation or organization                           identification number

 4851 Keller Springs Rd., Ste. 213, Dallas, Texas                  75248
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:(972) 732 1100

Securities registered pursuant to Section 12(b) of the Act: None

Securities  registered pursuant to Section 12(g) of the Act: None

                         Common Stock, $.0001 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On April 9, 1999, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $3.50 and $4.37, respectively. On that date, there were 21,275,332 shares of common stock outstanding. Affiliates held 3,653, 114 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates approximated $14,375,004.

Registrant had no revenues in 1998.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of April 9, 1999, there were approximately 21,275,332 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

PART I

Item 1. Description of Business:

Acquisition of CyberQuest, Inc.

On November 19, 1998, Freedom Funding, Inc., a Colorado corporation (Company), entered into a reorganization agreement (Reorganization Agreement) with CyberQuest, Inc., a Colorado corporation (CyberQuest), and the shareholders of CyberQuest pursuant to which the Company acquired all of the outstanding proprietary interest of CyberQuest in a stock for stock exchange which resulted in CyberQuest becoming a wholly owned subsidiary of the Company and the shareholders of CyberQuest acquiring control of the Company through their stock ownership.

The Reorganization Agreement called for the immediate change of the name of the Company to CBQ, Inc., and the immediate effectuation of a reverse one for four (1:4) common share split. The Company completed this process during December, 1998. All further references in this report are to post split share figures.

The Company, under the Reorganization Agreement, issued 18,000,000 common shares and 70,000 shares of the Class A: Redeemable, Convertible Preferred Stock of the Company to the shareholders of CyberQuest in exchange for the issued and outstanding shares of this subsidiary. Pursuant to the Reorganization Agreement the existing director and sole executive officer resigned and the Company appointed Messrs. Michael Sheriff (Chairman), James E. Malone and R.J. Pipes as directors. Mr. Sheriff was then appointed Chief Executive Officer, Mr. Malone President and Treasurer and Mr. William J. Flannery Secretary.

The Series A Preferred Stock issued under the Reorganization Agreement consists of 70,000 shares with a stated price of $10 per share, and has the following features: (a) Dividend None. (b) Conversion None. (C) Redemption Elective and cumulative as follows: (1) from and after November 19, 1998, and up to and including November 18, 1999, the Company may redeem, at any time and from time to time, all or any portion of up to 7,000 preferred shares at a price of $10 per share; (2) from and after November 19, 1999, and up to and including November 18, 2000, the Company may redeem, at any time and from time to time, all or any portion of (y) the preferred shares not redeemed under (1) and (z) up to an additional 14,000 preferred shares at a price of $11.00 per share; (3) from and after November 19, 2000, and up to and including November 18, 2001, the Company may redeem, at any time and from time to time, all or any portion of (y) those preferred shares not redeemed under (1) and (2) and (z) up to an additional 21,000 preferred shares at a price of $12.00 per share; and (4) from and after November 19, 2001, and up to and including November 18, 2002, the Company may redeem, at any time and from time to time, all or any portion of (y) those preferred shares not redeemed under (1), (2) and (3) and (z) up to an additional 28,000 preferred shares at a price of $13.00 per share. (d) Liquidation Preference None. (e) Sinking Fund None. (f) Voting Rights None. (g) Additional Provisions In the event that the Company offers and sells at any time during which any shares of Preferred Stock remain outstanding any share of common stock of the Company at a price of less than $5.00 per share on a private, non registered basis, the Company will grant to the holder(s) of any then outstanding shares of Preferred Stock a warrant allowing the acquisition of one share of common stock for each ten shares of common stock issued and sold. The warrant will be exercisable for a period of one (1) year after grant at the price for which the shares of common stock causing the imposition of this provision were issued and sold.

Acquisition of Reliance Technologies

On March 15, 1999, the Company acquired Reliance Technologies, Inc., a privately held Texas corporation (Reliance Technologies), soley in exchange for 1,000,000 shares of common stock. Further, the Company established a stock option plan for the employees of Reliance Technologies which will allow them to acquire up to 100,000 shares of common stock at market when the options are granted. The Company further agreed that it would fund the business plan of Reliance Technologies in the cumulative amount of $250,000 within twelve months of the closing date. Funded means that the Company will have arranged equity financing or have provided equipment or services from outside suppliers. If the Company does not fund or arrange this funding, Reliance Technologies has the right, but not the obligation, to rescind the acquisition agreement. If rescinded, all Company shares issued will be returned to treasury and all monies actually funded will be returned. The addition of Reliance Technologies gave the Company the technical know how to run the hardware and software in its business.

Acquisition of Ypay:

The Company has agreed to acquire an interest in an entity owned by Mr. Sheriff. Initially, the Company agreed to issue 1,000,000 shares of common stock to Mr. Sheriff in exchange for 20% of an internet ISP which proposes to provide free internet access, with the remaining 80% to be acquired when the Company had arranged approximately $25,000,000 in funding to develop the business of the ISP. The Company and Mr. Sheriff are presently renegotiating this acquisition.

Summary of CyberQuest's Business:

     Internet Opportunity: Businesses have aggressively begun to use the Internet as a fourth channel of distribution. Inter company electronic commerce, propelled by the popularity of the World Wide Web (Web) and its perceived value in cost savings, reduced order processing time and better information flow, is expected to reach $3.2 trillion in goods and services by the year 2003, according to Forrester Research, a recognized independent research firm. This best case estimate is predicted if public and private synergy make buying and selling on the Internet simple, secure and internationally viable . . . Forrester defines E Commerce as the trade of goods and services in which the final order is placed over the Internet.

     Business to Business Internet Fundamentals: Management believes that business entities must, in order to overcome the inefficiencies of traditional sourcing and selling methods and to increase profits, accomplish the following:

      Streamline Complex, Multi tiered Distribution Channels
      Aggregate Fragmented Customer Bases
      Reduce Excess Inventory
      Avoid Channel Conflicts
      Lower Sales and Marketing Costs
      Lower Distribution Costs
      Improve Cash Flow
      Improve Pricing Data

The Bid4itTM Virtual Marketplace: Bid4it (www.bid4it.com), the newest CyberQuest E Commerce site, is designed to serve as an efficient, market driven sales channel for industrial and consumer products over the Web and to address the business drivers of corporate purchasing, resellers and consumers alike. The bid4it on line Virtual Marketplace, modeled after NASDAQ, represents a new sales format. Management believes that bid4it will be widely accepted because it leverages the unique characteristics of the Internet to overcome the inefficiencies of traditional sales and procurement channels.

Opportunity exists for a first mover company to establish a channel which aggregates buyers and sellers and offers the advantages and benefits of scale for both. Management believes that users will quickly accept bid4it due to its easy to use graphical format. The bid4it graphical interface, forms and routines are the same for every vendor, so buyers are saved the additional time and expense of dealing with multiple vendors. In contrast, competitor Web sites require the user to learn many different ordering systems, as each vendors' own forms and routines are called, when the buy is being made. The Company believes that this unique feature alone will cause users to place high value on bid4it as a primary business application.

Bid4it is the only Web site, to management's knowledge, that is capable of making a market, because malls, auctioneers and buying consortiums are not designed to change prices based on the variability of supply and demand. Instead, they act as a replacement for paper catalogs and do nothing to solve the problems inherent in traditional sourcing and procurement methods.

Bid4it offers, through its dual operational path, a wide variety of business products and consumer merchandise. With more than 1,000 product categories, bid4it will offer more than 1,000,000 products to its buyers. From bearings to sports equipment, bid4it will provide the most comprehensive product offering that is available anywhere in the world. Using the Company's proprietary bid4it Virtual Marketplace software, CyberMarketMaker version 2.0, customers bid in a freely competitive market without the constraints of less flexible pricing that characterize traditional retailing or the inconvenience or other limitations of an auction. Management believes that the customer enthusiasm generated by this format, the emergence of the Internet as an effective new sales channel and bid4it's highly automated infrastructure combine to create a significant opportunity for profitability.

Bid4it sellers post asking prices for each product, along with a confidential minimum floor price, and buyers' submit bids based on their needs. CyberMarketMaker sorts the bids in order of submission and price of bid. The earlier bid will win, based on available inventory, if two bids match the ask price. Likewise, if multiple asks match a bid, the first ask placed will be executed. In response to market activity, orders and bids, CyberMarketMaker will adjust the asking prices up or down, thus, making a market and executing the transaction in accordance with the controlling constraints. This Virtual Marketplace format ensures instantaneous virtual negotiation between bidder and seller in a free market making environment.

Bidders continuously maintain control of their bids, having the ability to withdraw, modify or lower a bid from the privacy of their own password protected home pages. Sellers also maintain complete control from the privacy of their password protected home pages. Sellers, who remain anonymous, are in full control of the terms of the sale. The seller may establish minimum quantities and, in addition to the asking price, set a floor price, below which no sale can occur. In addition, the vendor may remove items from the site at will or may change quantities to reflect the vendor's current inventory position and are free to accept any bid at their discretion. With this innovative way to purchase goods and services on the Internet, the Company answers the needs of the corporate community, small businesses, resellers and consumers by providing an optimum marketplace in which to conduct business.

The Company believes that its selection key, which allows the buyer to select either industrial or consumer product categories from the home page, will direct the buyers' attention directly to the products sought. The ability of the buyer to filter its home page to meet specific requirements will enhance buyer interest, and attract and maintain a large and loyal customer base. Bid4it's immense product mix gives customers the opportunity to bid on desirable goods from a number of different product categories, mostly from well known, name brand manufacturers. Sellers' ability to continually update their product and price mix, combined with the bid4it Virtual Marketplace format gives customers the ability to make exceptional deals every time they visit the site. By the end of 1999 the Company expects to have more than a million products, valued in excess of $500 million, available to its customers.

Customer satisfaction is assured through written contracts with vendors regarding all aspects of commerce in accordance with the United States Uniform Commercial Code. Buyers pay electronically when an order is executed and CyberQuest holds the money for 31 days after shipment. Assuming customer satisfaction, sellers are paid electronically on the 31st day, less a negotiated transaction fee. Customer service functions are integrated and interactive, using on line forms and E mail communication. The customer service staff also offers assistance during office hours at 1 972 732 1100 or toll free 1 888 378 3162.

CyberQuest expects to generate in excess of $150 million dollars in product sales during 1999. Operating under the Principal Sales Model, the Company takes title to the merchandise, but carries no inventory. Its transaction fees, i.e. margins, are paid by the seller.

Market for Products:

     Market Opportunity: Commerce conducted over the Web is expected to grow dramatically from $2.6 billion in 1996 to over $3 trillion during 2003, according to International Data Corporation (IDC), a Boston, MA market research firm and Forrester Research, respectively. Management believes it is positioned to become the dominant business to business Virtual Marketplace on the Internet. To that end, management intends to leverage its position as a leading Internet channel for brand name merchandise and to build upon its strategic relationships with vendors encouraging use of the bid4it Virtual Marketplace for corporate purchases of all types.

     Target Markets: The target customer base was initially individual consumers in order to build awareness and traffic levels. CyberQuest's nearest competitor reported over 42% of registered bidders were corporations, even though the site was weighted toward the consumer. As awareness mounts, corporate buyers and small business owners will be targeted aggressively. The target seller base is equipment manufacturers, major distributors, and resellers of hard goods; and in some instances, services. Each segment will require specific custom features, but generally each will require bid4it to provide efficiency over the current methods employed to buy or sell similar products.

Management believes it offers an efficient and effective alternative to existing distribution channels and a practical solution to a large and growing problem for many vendors the disposal of excess merchandise. The disposal of excess goods is a substantial financial and logistical burden for most companies, because the goods are sold through a fragmented industry. Merchandise brokers locate superstores and mass merchants, auction houses, catalogs, company stores or manufacturer's outlet stores to liquidate products. In many cases, these outlets are not committed to the resale of these goods and sell them only as a supplementary product line or loss leader; concentrating instead on new or higher margin products. More importantly, vendors have limited control over pricing or product placement in this fragmented channel, and as a result, the margins they realize on products are often adversely affected.

Each year manufacturers dispose of significant volumes of excess merchandise, including new, refurbished and closeout merchandise. Refurbished products are those that typically require a nominal amount of service, such as minor repairs, cleaning and re packaging, prior to being sold as refurbished goods. Closeout merchandise includes new products that have or will shortly become obsolete, typically due to a change in selling seasons or the introduction of new models. While the market for refurbished and closeout products is difficult to measure, management believes that several billion dollars of such merchandise is sold each year. The PC and consumer electronics markets in particular are characterized by significant quantities of such merchandise due to short product life cycles and the prevalence of returned items through the consumer retailing channel. According to IDC, the total PC market in the United States alone was estimated to be greater than $65.6 billion in 1996. IDC estimates that the portion of this market that ended up as refurbished and closeout goods exceeded $3.8 billion in 1996. In addition, significant supplies of excess merchandise characterize many other markets. For example, the automotive industry is beset by a continual supply of Program Cars. Chrysler products alone are estimated to represent over 600,000 such cars and vans a year. Available previously only at dealer auctions, Program Cars are ideal for the bid4it Virtual Marketplace sales format. While most people still like to feel the leather, more and more buyers are visiting their local dealer to kick the tires and are then hopping on the Internet to hunt for the best buy. Industrial products represent nearly as big a market as the consumer market. According to The Kinsey Quarterly, . . . the US maintenance, repair and operations (MRO) products business including items ranging from brooms to light bulbs to simple motors . . . is worth $300 billion Manufacturers and distributors have more than $10 billion yearly of surplus/slow moving assets that need to be sold. Large corporations and utilities have established formal Asset Recovery Departments to address this continuing problem.

Sales of excess merchandise on bid4it will assist the vendor in avoiding channel conflicts inherent in other distribution channels, where similar or identical merchandise sells at different prices. By selling to a geographically broad customer base, the vendor also reduces the cannibalizing effect that the sales of excess merchandise can have on the distribution of new products in a limited local area. Channel conflicts, which can undermine channel loyalty, are also created and the vendors' brand image can be negatively affected. As a result, vendors have a keen interest in accessing a distribution channel that enables them to dispose of significant quantities of merchandise quickly and at the best prices possible, without adversely affecting their traditional sales channels or brand image. CyberQuest believes that it offers vendors an innovative way to sell excess merchandise quickly at attractive prices and with substantially less interference with the vendor's other marketing channels.

CyberQuest's Virtual Marketplace format, with its ability to add new items continuously, allows CyberQuest or the vendor to post items for sale immediately upon receipt of the vendor's information. This increases the vendors' ability to dispose of inventory quickly, thereby avoiding some of the inventory price erosion and obsolescence that is typical in other channels. Vendors also obtain attractive prices for their products especially when compared to other outlets. The vendor is always in control of the final selling price because the asking price is managed by the bid4it system within a vendor set price range. Vendors are never at risk of selling a product for less than their established floor price, and product may be withdrawn for sale at will. In addition, bid4it's automated systems simplify the whole process, creating a convenient sales channel for vendors. Convenient product entry forms are available on line from within the vendor's password protected home page. Communication of pertinent information from interested buyers is immediate and vendors may elect to accept any bid, even below the established floor, if the other terms are enticing, such as a high quantity or take all bid.

A sense of community is engendered by the constant communication among buyers, vendors and bid4it, creating a sales forum that is more than a sales channel it is a place where corporate purchasing managers and consumers alike can participate in a very pure form of capitalism. This interactive shopping medium, a community of interest, which creates a sense of being where the action is and pro active advertising are expected to contribute traffic to the site.

Vendors of unique products also face challenges which bid4it easily addresses. Rare wine brokers, for example, can find an eager audience of buyers who have been frustrated by locally short supplies of connoisseur quality wines. Vendors of autographed sports memorabilia and other one of a kind items will, by expanding the audience of potential bidders, realize higher selling prices than through traditional means, including auctions.

     Market Size: The Internet now boasts 135 million users worldwide according to Kevin Jones of Interactive Week magazine. Bid4it is available to those users worldwide who have recognized browsers. The business to business MRO market alone, which is in excess of more than $300 billion per year, holds the greatest near term potential. Businesses are moving manufacturing and corporate purchasing to the Web at an accelerating rate. This rapid movement has proven the viability of the market and the willingness of buyers to adopt the Internet as an effective, viable key element of the supply chain. When capital goods are added to this forum, the total business to business market exceeds one trillion dollars per year. With the continued acceptance of bid4it, CyberQuest will, within a short time, offer both MRO and capital equipment to its customers. This added capability will significantly enhance the Company's profitability.

     Competition: Competition against the bid4it Virtual Marketplace is expected to come from several segments. Representative business to business competitors are MRO Online, FastParts and FreeMarkets Online. These competitors do not address the free market and are little more than electronic catalog sites with cumbersome order entry and processing procedures. Management believes that bid4it is the only site able to conquer the formidable challenges in this $300 billion business to business environment. Large Fortune 500 type companies may elect to develop internal sites or Intranets to meet the same challenges that now exist. Again, these efforts would seem to be directed at specific markets, and management believes that these efforts can co exist with bid4it in a symbiotic relationship.

The Internet auction sites, most notably Ebay, Onsale (ONSL) and FirstAuction, represent the most formidable opponents in the Business to Consumer markets. These sites were enormously successful in 1998. Ebay sold $27.9 million in the first 9 months of 1998, while Onsale recorded $148 million in sales during the same period. Onsale reports that registered bidders were buying 41,000 items each week at the quarter ending June 30, 1998. During the third quarter of 1997, Onsale invested heavily in Internet advertising and other marketing programs. In 1998 Onsale also entered into an joint venture agreement with Softbank Corporation to perform on line auctions for the Japanese market and to supply their technology to VerticalNet to provide online auctions for vendors, manufacturers and businesses that buy and sell industrial products. Onsale passed off its small ticket, person to person auction business to the Internet directory Yahoo! and still attracts 100,000 daily to its site.

FirstAuction, another direct competitor, is owned and operated by The Internet Shopping Network (ISN), a large, mall type Web site which was launched in late 1994. ISN is owned by Home Shopping Network, the multi billion dollar TV broadcast retailer. FirstAuction debuted in the summer of 1997, following a format similar to Onsale.

Management expects one or more of these sites to enter into direct business to business commerce via the Internet. The challenge will be to differentiate the bid4it Virtual Marketplace as superior to the auction format. CyberQuest must also successfully build a brand identity which positions bid4it as the preferred site for corporate buyers of MRO and capital equipment. These types of products are typically not found at auction sites.

 As business to business activity grows, management believes that the market will support and the bid4it Virtual Marketplace can co exist with the auction type sites, each with its own market identity and niche. Management must identify new strategic partnership opportunities which are synergistic to the bid4it Virtual Marketplace, but not likely targets for an auction site partnership. The identified partnerships would function similarly to a sub license arrangement. The difference in the two is that instead of building a customized site for the sub licensor where their buyers would, upon selecting (clicking on) a specified product , come to bid4it from the partner's Web site to place their bids. This arrangement would net the partner a commission, or alternatively, would net bid4it a commission depending upon the agreement of the partners.

As business to business sales increase, CyberQuest's challenge will be to introduce a continual stream of new trading partners to become users of the bid4it Virtual Marketplace. This means that the competition for such new business users will more likely come from those businesses' unwillingness to change their traditional purchasing methods rather than from any like or similar Internet competitor to bid4it. In a recent survey conducted by Thomas Register and Visa U.S.A., 21% of respondents (drawn from nearly 2,000 corporate purchasing decision makers representing companies in a variety of industries (including manufacturing, engineering, government, wholesale and retail) said they plan to make more than half of their purchases over the Internet by year's end 1998. As expected, telephone and fax are still the most preferred way for companies to make purchases.; however, findings from the survey indicate that payment trends are changing, with online purchasing becoming increasingly more important.

The field of direct competitors is expected to continue to grow and CyberQuest intends to maximize its marketing, advertising and public relations efforts while few market leaders are clearly established. Further, management will emphasize efforts to establish relationships with leading on line content providers and commerce companies, and leading manufacturers in key product categories to secure merchandise supply and build competitive barriers to entry. Management also expects indirect competition to come from any Internet E Commerce site which sells similar products, and also from traditional channels of supply.

Business Strategy:

     Objective: CyberQuest's objective is to become the dominant business to business Virtual Marketplace on the Internet. CyberQuest also intends to leverage its position as a leading Internet channel for brand name merchandise to build strategic relationships with vendors who will use the Virtual Marketplace ultimately to purchase from each other. To that end, the Company is seeking additional capital in order to pursue the following key strategies:

     Create Market Awareness and Brand Recognition: Management believes that bid4it will become a leading brand name in on line commerce. CyberQuest operates in a market in which its brand franchise is critical to attracting high quality vendors and a high level of business customer traffic. Accordingly, management's strategy is to promote, advertise and increase its visibility through a variety of marketing and promotional techniques. The formation of strategic relationships with major Internet Service Providers (ISPs), use of search engines and directories and advertising on leading Web sites and in targeted trade publications will complement an ongoing public relations campaign. In particular, CyberQuest will establish relationships with leading on line content providers and commerce companies to attract traffic to its sites, secure merchandise supply and build competitive barriers to entry.

     Strategic Relationships:

     EDS. EDS represents a significant opportunity for CyberQuest. As the licensor of the core technology, EDS has a vested interest in CyberQuest's success. In addition, EDS is potentially a large customer as the original code was developed for EDS' internal use.

     Search Engines. Management has conducted short-term tests of banner advertising on both Yahoo! and Infoseek. In 1999 CyberQuest will focus on increased use of banner ads on all major search engines. Additionally, where available, CyberQuest will contract for applicable key words.

     Portal Sites. Within its projected budget, CyberQuest will initiate discussions with major content providers (portal sites), such as America Online (AOL/Netscape), Excite, Lycos, Ziff Davis and ESPN. Bid4it was chosen as an Excite certified merchant in the spring of 1998. With the intent to build site traffic levels, management will use the pattern established by other high traffic commerce sites such as Amazon.com, Onsale and FirstAuction, among others. This may take the form of key words, links, banner ads, or some form of revenue sharing as demonstrated by AOL's interest in this area.

     Advertising Networks. Management is in early discussions with an Internet start up advertising network, which it believes will re write the book on Internet advertising, to form a joint venture or to establish most favorable early adopter terms.

     Vendors. All sellers on bid4it are actively encouraged to promote the site where possible, as it is in the best interest of all parties. This can take the form of links exchanges or banner ads on seller Web sites, press releases, or direct promotion in alternative advertising. Commission arrangements can be made with vendors who want to put links to bid4it on their Web sites. Amazon.com has proven this to be a highly successful arrangement with book publishers.

     Advertising: Management believes that the most efficient and effective advertising available is on the Internet itself. Consequently, in 1999 the bulk of CyberQuest's ad budget will be committed to on line advertising, primarily banner ads, and links and key words where available. CyberQuest will employ the services DoubleClick, Inc., 24x7, or a similar media company which specializes in Internet advertising, to assist in ad positioning, rotation, and management. Based upon its rather limited operating history and experience with banner ads, management believes that its conservative assumptions demonstrate that its revenue goals can be achieved in 1999.

     Promotions: In order to encourage site visitors to bidder conversion, CyberQuest will utilize a variety of promotions and product information essays from industry experts. CyberQuest will solicit seller participation in the future in order to increase promotion variety and defray associated costs.

     Public Relations and Print Media: To date, public relations and print media have been focused on the original launch date of bid4it and related events. CyberQuest has received favorable press as shown. In the future, focusing on brand awareness and demographic trafficking, all non Internet advertising will feed off and funnel to CyberQuest s Internet advertising campaigns. Management has developed a publicity work schedule for 1999 to insure timeliness in meeting future closing dates for advertising and editorial (article subject matter) calendars.

Vendors: CyberQuest's ability to attract, secure and obtain brand name products for its bid4it Virtual Marketplace is key to its success. Management plans to build its business to business marketing staff to facilitate and secure long term relationships with a wide variety of vendors. CyberQuest seeks to be its vendors' preferred choice for selling both current and excess merchandise. CyberQuest intends to strengthen its vendor relationships by offering more convenient service through its automated order processing, superior logistical arrangements and prompt payment processes. In addition, CyberQuest believes its continuous Virtual Marketplace process makes it a convenient sales channel for vendors to liquidate large volumes of merchandise; selling to resellers, corporations and consumers simultaneously. Management believes a broad array of merchandise and commodities can be sold effectively through its bid4it Virtual Marketplace format. Unique and rare item vendors will also find a home at bid4it. CyberQuest believes the types of products which could be sold over the bid4it Virtual Marketplace is limitless and the sale of services will eventually be included.

Management believes vendors are attracted by the number of buyers who are searching for perceived bargain prices and the inherent advantage of setting the price and controlling the process. Accordingly, CyberQuest intends to continue offering vendors the opportunity to sell excess, new/current or one of a kind merchandise at the best prices available in the market and to automate the process as fully as possible.

Management believes both industrial and consumer buyers are attracted by the wide array of opportunities to buy desired merchandise at bargain prices and the knowledge that it is a secure transaction. Management believes that a significant opportunity exists to develop incremental revenue, including expanding its product mix with other products that are well suited for the Internet's electronic format.

     Production Distribution: CyberQuest's primary responsibility through bid4it is to manage the bid and ask match transaction set. Sellers are contractually responsible for inventory, shipment and management of their portion of bid4it site operation. In those cases where sellers desire to relinquish bid4it operation, CyberQuest will establish partnering arrangements/strategic relationships with key manufacturers and distributors who will drop ship to customers or consign to bid4it's contracted, fulfillment warehouse. This inventory less distribution is expected to produce potentially higher margins and will serve to increase the product mix and the number of items offered for sale.

Sub Licensing Core Technology: CyberQuest will sub license its proprietary software to third parties and will operate and maintain the derivative versions for the sub licensors on a fee and royalty basis. Sub licensing will be to selected markets that complement and add to bid4it, but do not impede its intended growth or operations. CyberQuest has completed a sub license royalty agreement with a corporation known as Bid4ic's, Inc. This company intends to pursue the brokered integrated circuit and component marketplace.

     Web Sit Advertising: Cyberquest intends to leverage the high level of traffic on its Web site to provide an attractive reason for third party advertising on its Web site. CyberQuest will use the services of an experienced media firm to market its site real estate, and expects to receive approximately $10 $25 per thousand impressions sold. Management believes that the incorporation of business to business site advertising will add significant dollars to its revenue stream.

     Web Sit Development: As an early player in Internet Web site and E Commerce development, management garnered many awards and maintains a high level core competence in the field. CyberQuest is capable of acting as its own project manager in Web site development and software development service projects for its continuing operations. This core competence is critical to future success given the importance of its Web sites in attracting buyers and sellers to use its services. Although not a principle element of growth, CyberQuest will provide certain of the services to bid4it customers on a fee basis.

Patent pending Proprietary Software: CyberQuest believes that one of its competitive advantages is its internally developed patent pending proprietary software that is specifically designed for its Internet Virtual Marketplace. CyberQuest has significantly enhanced the original software which was acquired from EDS on a royalty license basis. EDS expended in excess of thirty man months in the development of the code and database structure. CyberQuest has agreed to pay EDS a 5% royalty on net revenues over a maximum period of eight years. All derivatives are the exclusive property of CyberQuest, which has, based upon its ownership of all derivatives, cross licensed bid4it to EDS. EDS will pay CyberQuest a 20% royalty on any revenue derived from sublicensing the derivative code.

The software is capable of conducting automated mini markets for millions of products and customers, managing bids and asks, processing customers' orders and payments, coordinating and performing order fulfillment and providing customer support functions. CyberQuest intends to enhance its bid4it software to provide an even more compelling buying and selling experience, to improve efficiency within the vendor interface and create an experience which bidder and seller alike will associate with increased profits.

     Bid Placement: Bid4it provides a graphical user interface (GUI) interface for buyers to enter bid requests. The buyer enters a bid either by accepting a seller's asking price for a particular product, or by specifically setting a price at which they wish to purchase the product. The original buyer who placed it may update the bid at any time. Except for shipping information, the buyer's identity remains confidential.

A bid includes an effective and expiration date, a minimum and maximum order quantity, and the unit price the buyer is willing to pay. The buyer on private, password protected, unique bidder home pages manages all bids and orders. Buyers will also be able to establish buying criteria and let automated processes complete the transaction.

     Ask Placement: Bid4it provides both an EDI (Electronic Data Interchange) for batch transactions and a GUI interface which sellers may use to enter asking prices and floor prices (a confidential minimum the seller is willing to accept). The seller is responsible for maintaining the inventory levels to support the asks placed on the system. The asking and floor prices may be updated at any time by the seller that placed the ask price. Once the proper data is input, by batch or GUI forms, bid4it processes are completely automated, or may be entered from the seller's home page.

An Ask includes an effective and expiration date, a minimum and maximum order quantity, and the minimum unit price the seller is willing to accept. The seller may also specify a required lot size. Sellers manage the process through unique, password protected seller home pages. In addition sellers may specify an unlimited number of sub sellers or agents, each with their own home page. In this manner a complete sales/marketing department can be active on bid4it with each product specialist having complete control of the products under his jurisdiction.

CyberMarketMaker Patent Pending: Bid4it is an automated quotation system (Virtual Marketplace) for products and services modeled after the NASDAQ stock exchange. Bid4it is the market maker for the products listed on the site. The bid4it CyberMarketMaker buys and sells, but to two distinct groups. Sellers will also most likely be buyers, and buyers will also be likely to become sellers; therefore, there is no bid4it spread between asks and bid prices. CyberQuest will make its money based on terms negotiated with the sellers.

All asks and bids for a particular product are placed in a corresponding book, and processed in a FIFO manner. CyberMarketMaker evaluates market activity, and, in response to orders and bids, moves the asking prices up or down, but never below the seller's floor price. CyberMarketMaker matches bids and asks in an asynchronous way. Logically, CyberMarketMaker exists for each defined product in the bid4it system. When a bid and ask are matched, bid4it verifies buyer payment and places a purchase order with the seller.

     Notification: Bid4it's default communication with buyers and sellers is by e mail and hypertext markup language (HTML) forms. In the case of sellers, an EDI capability is offered to facilitate efficiency. When a bid and ask are matched, a message is sent to the successful bidder, and a purchase order is placed with the seller. Upon shipment, the bidder receives e mail notification and a copy of the receivables (credit card) invoice.

Special notification options are offered to sellers for exception case processing. For example, when a bid quantity exceeds a pre defined amount and the bid price does not match the seller's asking price, the seller may receive notification, in addition to e mail, by fax, pager or telephone call.

Trademarks: CyberQuest has trademarked bid4it and CyberMarketMaker, and will vigorously defend any infringement against the bid4it patent claims for market maker functionality and the bid4it look and feel. Among others, CyberQuest owns the domain names: bid4it.com, goodstuffcheap.com, shop4it.com, dallas ftworth.com and cbq.com.

Item 2. Description of Property: The Company, as of the date of this report, owned no real or personal property, tangible or intangible, other than the shares of its wholly-owned subsidiary. The executive offices of the Company are being provided by the subsidiary free of charge on a month-to-month basis. These offices are located at 4851 Keller Springs Rd., Ste. 213, Dallas, Texas 75248. The telephone number at this address is (972) 732 1100.

Item 3. Legal Proceedings: No material legal proceedings to which the Company (or any officer or director of the Company, or any affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders: There were no meetings of security holders during the period covered by this report.

Item 5. Market for Common Equity and Related Shareholder Matters: As of April 9, 1999, there were approximately 21,275,332 shares of Common Stock issued and outstanding, which were held of record by approximately 153 shareholders. The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc., under the symbol CBQI. The following table sets forth the range of high, low and closing bid and asked prices per share of the Common Stock as reported by National Quotation Bureau, Inc. for the period indicated.

Calendar Quarter       High Bid     Low Bid    High Ask  Low Ask
----------------       --------     -------    --------  -------

June 30, 1998             0.25      0.15625      0.75     0.3125
September 30, 1998     0.21875      0.125        0.625    0.375
December 30, 1998         7.00      0.125        8.25     0.50
March 31, 1999            9.25      2.125       10.00     3.00

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. Further, the above prices have been adjusted to reflect two previous reverse share splits . On April 9, 1999, the closing inside bid and asked prices for the Common Stock were $3.50 and $4.37, respectively. On that date there were six market makers publishing quotes.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations: The Company had no operations, other than its search for a business opportunity, from inception through 1988. In 1989, these efforts ceased due to lack of working capital. In 1997, this business plan was again implemented due to an agreement with a former officer and director to infuse working capital and services as needed up to the amount of $100,000. On November 19, 1999, the Company acquired CyberQuest, the business and operations of which are discussed above under Item 1.

Liquidity: The Company has not generated any cash flows from operating or investing activities since inception. Operating capital was primarily provided from inception through 1987 from the proceeds of an initial funding prior to a public offering and then from the public offering itself. The Company then was extended credit through a former officer and director, all of which was subsequently converted to common stock. The Company is now in search of development capital for the purpose of expanding its operations.

Compliance with Beneficial Ownership Reporting Rules: Section 16(a) of the Securities Act of 1934, as amended (Exchange Act), does not apply to the Company since it is required to file its periodic reports by virtue of Section 15(d) of the Securities Act. The Company anticipates that it will, subsequent to the filing of this report, file to list its common stock under Section 12 of the Exchange Act and, thereby, to become subject to Sections 13 and 16 of the Exchange Act.

Item 7.  Financial Statements:

                     HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                          Certified Public Accountants

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiary
(A development stage company)

We have audited the accompanying balance sheets of CBQ, Inc. And Subsidiary (formerly FREEDOM FUNDING, INC.) (a development stage company) as of December 31, 1998, December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of CBQ, Inc. and Subsidiary (formerly FREEDOM FUNDING, INC.) (a development stage company), as of December 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the three years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in reference to these matters are described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Halliburton, Hunter & Associates, P.C.
Littleton, Colorado
March 27, 1999

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                                 BALANCE SHEETS

                                                             December 31,
                                                         1998           1997
                                     Assets:
Current Assets:
     Cash                                             $  97,907       $    --
                                                      ---------       ---------
Equipment, at cost:
Computers and related equipment                          68,905            --
 Furniture and fixtures                                   5,954            --
                                                      ---------       ---------
                                                         74,859            --
Less accumulated depreciation                            38,960            --
                                                      ---------       ---------
                                                         40,899            --
Other assets:
   bid4it technology, less
         amortization of $112,500                        37,500            --
   Organization costs, less
         amortization of $133                               667            --
    Goodwill, less amortization
         of $12,000                                      48,000            --
    Deposits
                                                          7,259            --

                                                      ---------       ---------
Total Assets                                          $ 232,230       $    --

                                                      =========       =========


                     Liabilities and Stockholders' Equity :

Current Liabilities:
     Accounts payable                                 $ 105,918       $  54,421
      Accrued royalties                                  79,382            --
      Accrued expenses, other                            31,203            --
      Deposit                                             2,500            --
      Officer Advances                                    2,575            --

Total Liabilities                                       221,578          54,421
                                                      ---------       ---------

Stockholders' Equity:

Preferred stock,
  par value $.001 per share
  Authorized 100,000,000
  shares; 70,000 shares issued                               70            --
Common stock,
  par value $.0001 per
  share.  Authorized
  500,000,000 shares;
  issued 21,275,332                                       2,640            --
Additional
 paid-in capital                                        209,682         124,910
Accumulated deficit
 during development
   stage                                               (201,740)       (180,161)
                                                      ---------       ---------

Total stockholders' equity
        (deficit)                                        10,652         (54,421)
                                                      ---------       ---------

Total liabilities and stockholders'
  equity (deficit)                                    $ 232,230            --
                                                      =========       =========


                 See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiary

                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                                Years ended December 31,
                                         1998             1997            1996

Revenues                                $   --           $   --           $ --

Operating Expenses                        21,579           55,021           --

                                        --------         --------         ------

Net Profit (Loss)                       $(21,579)        $(55,021)        $ --

                                        ========         ========         ======

Loss per share                                 *                *              *


(* negligible in amount)


                 See accompanying Notes to Financial Statements


                                       CBQ, Inc. and Subsidiary
                                    (formerly FREEDOM FUNDING, Inc.
                                     (a development stage company)

                                  STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                 Additional     Retained
                               Preferred Stock             Common                 Paid-In       Earnings
                           Shares      Par Value      Shares Par Value            Capital       (Deficit)      Total
                           ------      ---------  -------------------------       -------       ---------      -----
Balance at
   December
 31, 1995                     --            --       2,301,300          230       124,910       (125,140)         --

Net Loss for
   year ended
December 31, 1996             --            --            --            --            --            --

Balance at
December 31, 1996             --            --       2,301,300           230       124,910       (125,140)         --

Issuance of
stock for
cash and
 services                     --            --       6,000,000           600          --            --             --

Net Loss for
year ended

December 31, 1997             --            --            --            --            --         (55,021)       (55,021)

Balance at
December 31, 1997             --            --       8,301,300           830       124,910       180,161         54,421

Reverse 1:5
Share Split                   --            --       6,025,968          --            --            --             --

Stock issued for
100% of the assets
of CyberQuest               70,000            70    18,000,000          1800        30,361          --           32,231

Net Loss for
 year ended
December 31, 1998             --            --            --            --            --         (21,579)       (21,579)

Balance at
December
31, 1998                    70,000            70    20,275,332    $    2,640       209,682      (201,740)        10,652


                 See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                             STATEMENTS OF CASH FLOW

                                                     Years Ended December 31,
                                                  1998            1997      1996
Cash flows from operating activities:
   Net loss from operations:                    $  21,579      $ (55,021)     --
   Decpreciation and amortization                   5,403           --        --

                                                  (16,176)       (55,021)     --

Changes in assets and liabilities:
     Accounts payable                             (62,471)        54,421      --
     Deposits                                       2,500           --        --
     Officer advances                                 225           --        --

Net cash (used):                                  (75,927)          (600)     --

Cash flows from investing:
   Purchase of equipment                           (6,182)          --        --

Cash flows from financing:
    Stock exchange                                180,011            600      --

Increase in cash                                   97,907

Cash at beginning
  of period                                          --             --        --

Cash at end of period                              97,907           --        --
                                                =========      =========      ==


                 See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1. Organization and Nature of Business: CBQ, Inc., (formerly Freedom Funding, Inc.) a Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989. Since inception, the Company has been in the development stage. The Company's primary intended activity is to engage in all aspects of review and evaluation of private companies, partnerships or sole proprietorships for the purpose of completing mergers or acquisitions with the Company, and to engage in mergers and acquisitions with any or all varieties of private entities. On November 19, 1999, the Company acquired a wholly owned subsidiary, CyberQuest, Inc., which had recently purchased the assets and business of CyberQuest, Ltd. As a result of this acquisitions, the Company is now a full service internet development company, specializing in developing, implementing and maintaining creative business WebSites, Commercial Sites and Database Development.

CyberQuest has also developed a straight forward method that frees small business from having to integrate and develop significant amounts of software and manage the internet ite. The Company's internet sites, goodstuffcheap, bid4it and shop4it.com allow clients to place their products and services on the Internet quickly and inexpensively and to begin transacting commerce over the Net.

2. Acquisition of Subsidiary: On November 19, 1998, the Company acquired all of the assets and assumed the liabilities of CyberQuest, Inc., in exchange for 18,000,000 shares of its $.001 par value common stock and 7,000 shares of it $.01 par value preferred stock. The net book value of the assets acquired was $32,231, which included cash of $180,011.

3. Going Concern: Due to lack of working capital and lack of selected merger or acquisition candidates, as well as recurring operating losses, there is substantial doubt of the Company's ability to establish itself as a going concern and its success is dependent upon the Company obtaining sufficient financial capital to continue its development activities and, ultimately, to achieve profitable operations.

4. Basis of Accounting: The Company recognizes income and expenses on the accrual basis as earned or incurred. Equipment is recorded at cost. Computers and related equipment are depreciated on a 3 year life and furniture and fixtures on a 7 year life. The Bid4it technology, with an original cost of $150,000, is being amortized over a 5 year life. Goodwill is also amortized over a 5 year period, as are organization costs.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the financial statements at and during the reporting periods. Actual results could differ from these estimates.

Income taxes: The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring defarral.

5. Common Stock Exchange: During 1998, the Company settled liabilities of $54,421 in exchange for 200,000 shares of common stock.

6. Preferred Stock Redemption: The preferred stock issued is redeemable at the option of the Company as follows:

7,000 shares at the greater of $10.00 per share or the traded market value of the preferred stock on or before October 23, 1999 14,000 shares at the greater of $10.715 per share or the traded market value of the preferred stock on or before October 23, 2000 21,000 shares at the greater of $11.905 per share or the traded market value of the preferred stock on or before October 23, 2001

28,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

7. Option to Purchase Common Stock: The Company's board of directors has authorized the issuance and delivery of up to 280,000 shares of its common stock pursuant to employment agreements at any agreed upon price of $.50 per share.

8. Subsequent Event and Option to Purchase Common Stock: The Company entered into a consulting agreement on February 15, 1999, the object of which is to achieve visibility for the Company on the public market. The agreement is for three months. The Company also granted an option for the purchase of 300,000 shares of the Company's common stock as follows: 100,000 shares at the closing bid price at the time of the agreement, 100,000 shares at the bid price plus $1.00 and 100,000 shares at the bid price plus $2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: This item is not applicable to the Company.

PART III

Item 9. Directors and Executive Officers of the Company: The following table sets forth all current directors, executive officers and significant employees of the Company and of its subsidiary, as well as their ages:

 Name                  Age       Position with Company
 ----                  ---       ---------------------

Michael L. Sheriff     54    Chairman of the Board of Directors,
                             Chief Executive, Financial and
                             Accounting Officer and Treasurer

James Malone           58    President and Director of the
                              Company

Tony Benton            32    Chief Technology Officer of the
                             Company and of Reliance
                             Technologies, Director of Reliance
                             Technologies

Greg Allen             36     Director, President and Chief
                              Executive Officer of Reliance
                               Technologies

R.J. Pipes             45     Director of the Company

No current director has any arrangement or understanding whereby he is or will be selected as a director or nominee. Directors and executive officers will hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified or until they earlier resignation. Officers are generally elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions.

Profiles  of  Directors  and  Executive  Officers  of  the  Company  and  of its
Subsidiary:

Management Team:

Michael L. Sheriff (Chairman of the Board of Directors, Chief Executive, Financial and Accounting Officer and Treasurer of the Company): Mr. Sheriff has been the Chairman of the Board of Directors, Chief Executive, Financial and Accounting Officer and Treasurer of the Company since its acquisition of CyberQuest. He has over 25 years experience in the computer and telecommunications industry and has been a principal of Cyberquest since January, 1996. He founded and developed, in 1994, Good Stuff Cheap, a pioneer in Internet based retail sites. Good Stuff Cheap, according to Point Communications, an Internet survey group, was one of the top five retail sites on the Internet in 1994. Mr. Sheriff also was, from 1990 until 1995, the former Chairman, President and CEO of Action Fax International, Inc., which operates one of the largest public fax networks in the world and was an innovator in the fax services industry. Prior to Action Fax, Mr. Sheriff was the founder and President of First National Computer Corporation, which pioneered the rental of personal computers. Under his direction, First National Computer became one of the largest PC rental firms in the United States. In 1983, Mr. Sheriff co founded and was Vice President of Five Dimensions Software, Inc., which designed software systems for the rent to own television and appliance industry, installing over 900 systems. Mr. Sheriff has held senior sales, marketing and management positions with Data Design & Development, Inc., National Semiconductor, Northern Telecom, SYCOR, Inc., and SINGER. Mr. Sheriff received a Degree in Business Administration from the University of Denver in 1968.

James Malone (Director and President of the Company): Mr. Malone has been a director and President of the Company since its acquisition of CyberQuest. He has more than thirty years of experience in the industrial markets. Before joining the Company, Mr. Malone, as the President and CEO of Jemco Industries, Inc., has been involved in the sales, engineering and esign of automated material handling systems and components. His company was one of the pioneers in developing totally automated material handling systems for connectors, tubing and casing used in the oil field services industry.

Prior to starting Jemco in July of 1970, Mr. Malone had ten years of experience with a major manufacturer of Power Transmission and Material Handling Equipment that operated eighteen warehouses and sales offices throughout the United States. His responsibilities ranged from District Manager to Vice President, Sales and Marketing.

Mr. Malone is a professional certified in Material Handling and Material Management by the International Material Management Society. He is a member of several professional organizations, including the American Institute of Plant Engineers, the Power Transmission Representatives Association and the Manufacturer's Agents National Association.

Tony Benton (Chief Technology Officer of the Company and of Reliance Technologies, Director of Reliance Technologies): Mr. Benton has been the Chief Technology Officer and a director of RelianceTechnologies since inception, and Chief Technology Officer of the Company since March 16, 1999. Prior to Reliance Technologies, Mr. Benton worked with a computer consulting firm. Mr. Benton received a Bachelor of Science Degree in Computer Engineering from Texas A&M University in 1991.

Greg Allen (Director, President and Chief Executive Officer of Reliance Technologies): Mr. Allen has been a director and the President and Chief Executive Officer of Reliance Technologies since inception. From October, 1994, until September, 1995, he was a software manager with Canmax Retail Systems. Mr. Allen received a Bachelor of Science Degree in Computer Science from Texas A&M University in 1991. He also took courses towards obtaining a Master of Science Degree in Computer Science from East Texas State University, but did not complete the degree.

R.J. Pipes (Director of the Company): Mr. Pipes has been a director of the Company since its acquisition of CyberQuest. He has been a partner in Harvard
Capital, L.L.C., since 1995, and in that capacity has been engaged in investments in financial obligations and small operating companies. From 1991 to 1994, Mr. Pipes worked for U.S. Recovery, Inc., which engaged in investments in real estate, financial obligations and small operating companies. Mr. Pipes received a degree in business from Southern Methodist University in 1975 and a Juris Doctorate from Texas Tech School of Law in 1978.

Item 11. Security Ownership of Management and Certain Others: Based on information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of April 9, 1999, the shares of Common Stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

Title of Class        Name of     Number of Shares
                 Beneficial Owner
                                             Percent of Class(1)

Common Stock       CyberQuest Ltd.   1,880,000       8.88%(2)

Common Stock       Michael Sheriff    900,000       4.42% (2)

Common Stock       Joseph Pipes     1,800,000       8.88% (2)

Common Stock       Tony Benton        436,577        2.4%

Common Stock       Greg Allen         436,577        2.4%

Common Stock       Lynn Elliott     3,496,050      16.24%

Common Stock       Cynthia Jared    3,496,050      16.24%

Common Stock       R. Wayne Duke    3,496,050      16.24%

Common Stock       Midland, Inc.    1,315,800       6.40%

Directors and Executive             3,653,114      17.25%
Officers as a Group:

(1) Based on approximately 21,275,332 shares of common stock issued and outstanding on April 9, 1999. (2) CyberQuest, Ltd., is a limited partnership. Mr. Sheriff owns approximately 13.25% of the outstanding beneficial interest of this entity. Mr. Pipes owns approximately 70% of the outstanding beneficial interest of this entity and is the investment partner and president of the corporate general partner of this entity. For this reason, the entire beneficial ownership of CyberQuest, Ltd., has been attributed to Mr. Pipes. Mr. Pipes also has an option to acquire 80,000 shares of common stock. These shares are included in this figure.

Item 12.  Certain Transactions:

The Company has agreed to acquire an interest in an entity owned by Mr. Sheriff. Initially, the Company agreed to issue 1,000,000 shares of common stock to Mr. Sheriff in exchange for 20% of an internet ISP which proposes to provide free internet access, with the remaining 80% to be acquired when the Company had arranged approximately $25,000,000 in funding to develop the business of the ISP. The Company and Mr. Sheriff are presently renegotiating this acquisition.

Item 13.  Exhibits and Reports on Form 8-K:

(a) Exhibits:

3.1   Preferred Stock Resolutions
10.1  Reorganization Agreement between the Company and CyberQuest
10.2  Acquisition Agreement between the Company and Reliance

(b) Forms 8-KSB: November 19, 1998, and Amendment.

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on the 14th day of April, 1999.


CBQ, INC.
(Registrant)

/s/ Michael Sheriff
Michael Sheriff, Chief Executive Officer

/s/ Michael Sheriff
Michael Sheriff, Chief Financial Officer
 and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacity on this 14th day of April, 1999.

/s/ Michael Sheriff
Michael Sheriff, Director

/s/ James Malone
James Malone, Director

/s/ R.J. Pipes
R.J. Pipes, Director

EXHIBITS

TABLE OF CONTENTS

 3.1    Preferred Stock Resolutions

10.1    Acquisition Agreement   CyberQuest

10.2    Acquisition Agreement   Reliance

Form 8 KSB dated November 19, 1998

Form 8 KSB/A dated November 19, 1998

Form 8 KSB/A dated November 19, 1998