Form 10QSB
period 1999-03-31
CBQ INC
filed 1999-05-24
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 33-14707-NY

                                    CBQ, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                             84-1047159
--------------------------------                          ---------------------
  (State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                         identification number)

    6300 Ridgelea Place, Ste. 600                                 76116
---------------------------------------                           ------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code: (817) 737-6100

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 24, 1999, there were approximately 26,406,532 shares outstanding.

I. PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                                 BALANCE SHEETS

                                                      March 31,     December 31,
                                                        1999            1998
                                                        ----            ----
                                                     (Unaudited)
Assets:

Current Assets:
 Cash                                                 $  22,418       $  97,907
 Accounts Receivable                                      9,898            --
 Other Current Assets                                     7,258           4,998
                                                      ---------       ---------
Total Current Assets                                  $  39,574       $ 102,905
Equipment, at cost (net at March 31)
 Computers and related equipment                        212,206          68,905
 Furniture and fixtures                                   8,214           5,954
 Software                                                 5,289            --
                                                      ---------       ---------
                                                        225,709          74,859
 Less accumulated depreciation                           65,960          38,960
                                                      ---------       ---------
                                                        159,749          35,899
Other assets (net):
 bid4it technology,                                      28,125          37,500
 Organization costs                                       3,965             667
 Goodwill                                               297,053          48,000
 Deposits                                                  --             7,259
                                                      ---------       ---------
Total Assets                                          $ 528,466       $ 232,230
                                                      =========       =========
Liabilities and Stockholders' Equity :
Current Liabilities:
 Accounts payable                                       104,273       $ 105,918
 Accrued royalties                                       50,000          79,382
 Accrued expenses, other                                 13,870          31,203
 Deferred revenues                                       52,121            --
 Deposit                                                  2,500           2,500
 Officer Advances                                          --             2,575
 Sales Tax Payable                                        2,581            --
                                                      ---------       ---------
Total Current Liabilities                             $ 225,345       $ 221,578
                                                      =========       =========

Long-term liabilities:
 Notes Payable to Bank                                   14,026            --
 Royalties                                               79,382            --
 Notes to shareholders                                   73,887            --
                                                      ---------       ---------
Total Long-term liabilities                             167,295            --
                                                      =========       =========
Stockholders' Equity:

 Preferred stock, 70,000 shares issued                       70              70
 Common stock, issued 20,275,332                          3,640           2,640
   issud at December 31, 21,275,332
   issued at March 31
 Additional paid-in capital                             470,425         209,682
 Accumulated deficit                                   (338,309)       (201,740)
                                                      ---------       ---------
Total stockholders' equity (deficit)                   (135,826)         10,652
                                                      ---------       ---------
Total liabilities and stockholders'
  equity (deficit)                                    $ 528,466       $ 232,230
                                                      =========       =========


See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                     1999               1998
                                                     ----               ----
Revenues                                         $     18,852       $       --
Costs and expenses
 Costs of revenues                                      7,232               --
 Sales and marketing                                   19,070               --
 General and administrative                           106,063               --
 Depreciation and amortization                         21,209               --
 Interest expense                                       1,847               --
                                                 ------------       ------------
                                                      155,421               --

Net income (loss)                                    (136,569)              --
Net income (loss) per common share                          *                  *

Weighted average number of
     common shares outstanding                     20,278,432          2,075,325

* Less than $.01 per share


See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1999        1998
                                                           ----        ----
OPERATING ACTIVITIES:
  Net (loss)                                             (136,569)      --

Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
  Depreciation and amortization                            21,209       --
  Increase in accounts receivable                          (2,075)      --
  Increase in other current assets                         (2,260)      --
  Decrease in deposits receivable                           7,259       --
  Decrease in accounts payable                            (23,043)      --
  Increase in royalties payable                            50,000       --
  Decrease in other accrued expenses                      (24,322)      --
  Increase in deferred revenues                             7,434       --
  Decrease in officer advances                             (2,575)      --
  Decrease in sales tax payable                              (941)      --
                                                        ---------       --
Net cash used in operating activities                    (105,883)      --

INVESTING ACTIVITIES:
  Net assets acquired in acquisition of
      Reliance Technologies, Inc.                        (261,178)      --
                                                        ---------       --
  Net cash used in operating activities                  (261,178)

FINANCING ACTIVITIES:
  Restricted common stock issued in
    acquisition of Reliance Technologies                  261,743       --
  Loans from shareholders                                  30,355       --
  Repayment of notes payable                                 (526)      --
                                                        ---------       --
  Net cash used in operating activities                   291,572       --
                                                        ---------       --

NET INCREASE (DECREASE)
   IN CASH AND CASH EQUIVALENTS                           (75,489)      --

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                      97,907       --
                                                        ---------       --
  END OF PERIOD                                         $  22,418       --
                                                        =========       ==


See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

Basis of Presentation: In the opinion of management of CBQ, Inc. (CBQI or the Company), the accompanying consolidated financial statements, which have not been audited by independent certified public accounts, contain all adjustments necessary to present fairly the Company's consolidated financial position, results of its operations, and its cash flows for the periods reported. The consolidated finanial statements contain the accounts of the Company and its subsidiaries. The statement of operations reflects the results of Reliance
Technologies, Inc., and its subsidiaries for the period from March 15, 1999 (date of acquisition) to March 31, 1999. All significant intercompany balances and transactions have been eliminated. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

Note 1. Organization and Nature of Business: CBQ, Inc., (formerly Freedom Funding, Inc.) a Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989. Since inception, the Company has been in the development stage. The Company's primary intended activity is to engage in all aspects of review and evaluation of private companies, partnerships or sole proprietorships for the purpose of completing mergers or acquisitions with the Company, and to engage in mergers and acquisitions with any or all varieties of private entities. On November 18, 1999, the Company acquired a wholly-owned subsidiary, CyberQuest, Inc., which had recently purchased the assets and business of CyberQuest, Ltd. The Company on March 15, 1999, acquired all of the outstanding shares of Reliance Technologies, Inc., a privately-held Texas corporation (Reliance), in a tax free exchange. Reliance was acquired solely for the issuance of 1,000,000 restricted common shares of the Company. A a result of these acquisitions, the Company is now a full service internet development company, specializing in developing, implementing and maintaining creative business WebSites, Commercial Sites and Database Development.

CyberQuest has also developed a straight forward method that frees small business from having to integrate and develop significant amounts of software and manage the internet site. The Company's internet sites, goodstuffcheap, bid4it and shop4it.com allow clients to place their products and services on the Internet quickly and inexpensively and to begin transacting commerce over the Net.

Note 2. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's previous filings under the Exchange Act.

Note 3. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 4. Registrant has not declared or paid dividends on its common shares since inception.

Note 5. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 6. Income taxes have not been provided for in that registrant has not had a tax liability from inception through the date of this filing, due to operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements with respect to the Company's operations, financial condition and liquidity. These statements reflect management's best assessment of a number of risks and uncertainties. The Company's results could differ materially from the results anticipated in these forward looking statements as a result of a number of factors described in this report and other risks described in the Company's other filings with the Securities and Exchange Commission.

Results of Operations: The Company had no operations until the fourth quarter of 1998, when it acquired CyberQuest, as previously reported. Accordingly, there were no operations in the first quarter of 1998 to compare with the operations of the corresponding quarter of the current year. On March 15, 1999, the Company acquired all of the outstanding shares of Reliance Technologies, Inc., a privately-held Texas corporation ("Reliance"), in a tax free exchange. Reliance was acquired solely for the issuance of 1,000,000 "restricted" common shares of the Company. Revenues for the first three months of 1999 amounted to $18,852, which was entirely attributed to the operations of Reliance from March 15, 1999, through March 31, 1999. This income was realized from consulting fees and charges for providing internet services. Costs of revenues of $7,232 were primarily incurred by Reliance and its subsidiary in connection with its operations as an internet service provider. Sales and marketing expenses of $19,070 were incurred by the Company and its subsidiaries in promoting their various activities in the area of internet auctions and internet services. General and administrative expenses amounted to $106,063, which included salary expenses, the expenses of running the Company's office in Dallas, and legal and professional fees.

On 14, 1999, the Company acquired all of the outstanding shares of Priority One Electronic Commerce Corporation, a privately-held Pennsylvanian corporation ("POECC"), in a tax free exchange. POECC was acquired solely for the issuance of 900,000 "restricted" common shares of the Company. Concurrently with the closing, the Company engaged the president of POECC, Mr. Sidney Lieberman, as a consultant. Mr. Lieberman, in accordance with the terms of his consulting agreement was granted an option to acquire 100,000 common shares of the Company at the market price therefor on the date of closing, which was then$3.00 per share. The common shares which the Company optioned to Mr. Lieberman upon exercise of his option will be registered under the Securities Act of 1933. Mr. Lieberman also serves on the board of directors for the Company.

On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC, a privately-held Texas limited liability company ("GLP"), in a tax free exchange. This interest was acquired solely for the issuance of 4,233,200 "restricted" common shares of the Company. Concurrenty with the closing, Mr. Richard Williamson assumed the positions of Chairman of the Board of Directors, CEO and President of the Company, and GLP assumed operational control of the Company.

Liquidity: The Company has not generated material cash flows from operating or investing activities since inception. Operating capital was primarily provided from inception through 1987 from the proceeds of an initial funding prior to a public offering and then from the public offering itself. The Company then was extended credit through a former officer and director, all of which was subsequently converted to common stock. The Company, during the period at issue, received proceeds from loans from certain shareholders. After the period covered by this report, the Company acquired its interest in GLP and GLP agreed to provide managerial support to the Company and to use its best efforts to perpetuate the business of the Company.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of May, 1999.

CBQ, INC.
(Registrant)

By: /s/ Richard Williamson
--------------------------
Richard Williamson, President and
Chief Executive Officer


By: /s/ Robert W. Hampton
--------------------------
Robert W. Hampton,Chief Financial
and Accounting Officer and Treasurer

Exhibits:
---------
  10.1         Reliance Acquisition Contract

  10.2         Priority One Acquisition Contract

  10.3         Global Logistics Partners Acquisition Contract