Form 10QSB
period 1999-06-30
CBQ INC
filed 1999-08-16
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 33 14707 NY

                                    CBQ, INC.
                                    ---------
         (Exact name of small business issuer specified in its charter)

           Colorado                                             84 1047159
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

                4851 Keller Springs Road Ste 228 Dallas TX 75248
                ------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: (972) 75248

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 1999, there were approximately 26,406,532 shares outstanding.

I. PART I FINANCIAL INFORMATION

Item 1. Financial Statements
                                    CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                                 BALANCE SHEETS
                                                      June 30,      December 31,
                                                        1999            1998
                                                        ----            ----
                                                     (Unaudited)      (Audited)
Assets:

Current Assets:
Cash                                                  $  18,378       $  97,907
Accounts Receivable                                      40,813            --
Other Current Assets                                      7,258           4,998
                                                      ---------       ---------
Total Current Assets                                  $  66,449       $ 102,905

Equipment, at cost (Net at June 30):
Computers and related Equipment                         277,016          68,905
Furniture and fixtures                                   25,761           5,954
Software                                                185,923            --
                                                      ---------       ---------
                                                        488,700          74,859
Less accumulated depreciation                           193,484          38,960
                                                      ---------       ---------
                                                        295,216          35,899

Other assets (net):
bid4it technology                                        28,125          37,500
Other investments                                         1,000            --
Orgaization costs                                         3,965             667
Goodwill                                                353,303          48,000
Deposits                                                    300           7,259
                                                      ---------       ---------
Total Assets                                          $ 745,358       $ 232,230
                                                      =========       =========

Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts payable                                      $ 211,871       $ 105,918
Accrued royalties                                        50,000          79,382
Accrued expense, other                                   21,489          31,203
Deferred revenues                                        52,121            --
Deposit                                                   2,500           2,500
Officer advances                                           --             2,575

Sales Tax Payable                                         7,624            --
                                                      ---------       ---------
Total Current Liabilities                             $ 345,605       $ 221,578
                                                      =========       =========

Long-term liabilities
Notes Payable to Bank                                    10,322            --
Royalties                                                79,382            --
Notes to shareholders                                    92,168            --

Total Long-term liabilities                             181,872            --
                                                      =========       =========
Stockholders' Equity:
Preferred stock, 70,000
   Shares issued                                             70              70
Common stock, 20,275,332
   Issued at December 31, 26,406,532
   issued at June 30                                      4,153           2,640
Additional paid-in capital                              579,201         209,682
Accumulated deficit                                    (365,543)       (201,740)
                                                      ---------       ---------
Total stockholders' equity (deficit)                    217,881          10,652
                                                      ---------       ---------
Total liabilities and stockholders'
  equity (deficit)                                    $ 745,358       $ 232,230
                                                      =========       =========

See accompanying Notes to Financial Statements

                                    CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                   Three Months Ended June 30
                                                      1999             1998
                                                      ----             ----

Revenues                                         $    179,676       $       --

Costs and expenses
Costs of revenues                                      34,772               --
Sales and Marketing                                      --                 --
General and Administrative                            146,783               --
Depreciation and Amoritization                         25,355               --
Interest expense                                         --                 --
                                                 ------------       ------------
                                                      206,910               --

Net income (loss)                                     (27,234)              --
Net income (loss) per common share                          *                  *


Weighted average number of common
   shares outstanding                              24,363,627          2,075,325



*Less than $.01 per share


                                                     Six Months Ended June 30
                                                      1999              1998
                                                      ----              ----

Revenues                                         $    198,528       $       --

Costs and expenses
Costs of revenues                                      42,004               --
Sales and Marketing                                    19,070               --
General and Administrative                            252,846               --
Depreciation and Amoritization                         46,564               --
Interest expense                                        1,847               --
                                                 ------------       ------------
                                                      363,331               --

Net income (loss)                                    (163,803)              --
Net income (loss) per common share                          *                  *


Weighted average number of common
   shares outstanding                              22,832,044          2,075,325


*Less than $.01 per share


See accompanying Notes to Financial Statements

                                    CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Six Months Ended June 30,
                                                           1999       1998
                                                           ----       ----

OPERATING ACTIVITIES:
 Net (loss)                                             (163,803)      --

Adjustments necessary to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortiziation                            46,564       --
Increase in accounts receivable                          (44,789)      --
Increase in other current assets                          (2,260)      --
Decrease in deposits receivable                            7,259       --
Increase in accounts payable                             (28,452)      --
Increase in royalties payable                             50,000       --
Increase in other accured expenses                         1,140       --
Increase in deferred revenues                              7,434       --
Decrease in officer advances                              (2,574)
Increase in sales tax payable                              4,102       --

Net cash used in operating activities                   (125,380)      --

INVESTING ACTIVITIES:
Net assets acquired in acquisition of
 Reliance technologies, Inc.                            (261,178)      --
Net assets acquired in acquisition of
 Priority One Electronic Commerce Corp.                 (104,026)      --
Investment in Global Logistics Partners, LLC              (1,000)      --
                                                       ---------       --
Net cash used in investing activities                   (366,204)      --

FINANCING ACTIVITIES:
Restricted common stock issued in
  acquisition of Reliance Technologies                   261,743       --
Restricted common stock issued in
  acquisition of Priority One Electronic
  Commerce Corp.                                         104,026       --
Restricted common stock issued in
  acquisition of Global Logistics Partners, LLC            1,000       --
Loans from shareholders                                   49,516       --
Repayment of notes payables                               (4,230)      --
                                                       ---------       --
Net cash provided by financing activities                412,055       --
                                                       ---------       --

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        (79,529)      --

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                       97,907       --
                                                       ---------       --
END OF PERIOD                                          $  18,378       --
                                                       =========       ==

                                    CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Basis of Presentation: In the opinion of management of CBQ, Inc. (CBQI or the Company), the accompanying consolidated financial statements, which have not been audited by independent certified public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, results of its operations and its cash flows for the periods reported. The consolidated financial statements contain the accounts of the Company and its subsidiaries. The statement of operations reflects the results of Reliance Technologies, Inc., and its subsidiaries for the period from March 15, 1999 (date of acquisition) to June 30, 1999; and the results of Priority One Electronic Commerce Corp. (Priority One) for the period from April 9, 1999 (date of acquisition) to June 30, 1999. All significant intercompany balances and transactions have been eliminated. The results of operations for the three and six months ened June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

Note 1. Organization and Nature of Business. CBQ, Inc. (Formerly Freedom Funding Inc.) A Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989. Since inception, the Company has been in the development stage. The Company's primary intended activitiy is to engage in all aspects of review and evaluation of private companies, partnerships or sole proprietorships for the purpose of completing mergers or acquisitions with the Company, and to engage in mergers and acquisition with any or all varieties of private entities. On November 18, 1998, the Company acquired a wholly owned subsidiary, CyberQuest, Inc., which had recently purchased the assets and business of CyberQuest, Ltd. The Company on March 15, 1999, acquired all of the outstanding shares of Reliance Technologies, Inc., a privately held Texas corporation (Reliance), in a tax free exchange. Reliance was acquired solely for the issuance of 1,000,000 restricted common shares of the Company. The Company on April 9, 1999, acquired all of the outstanding shares of Priority One Electronic Commerce Corp., a privately held Pennsylvania corporation (Priority One), in a tax free exchange. Priority One was acquired solely for the issuance of 900,000 restricted common shares of the Company. As a result of these acquisitions, the Company is now a ful service
Internet development company, specializing in developing, implementing and maintaining creative business Web Sites, Commercial Sites and Database Development.

CyberQuest has also developed a straight forward method that frees small business from having to integrate and develop significant amounts of software and manage the internet site.

The Company's internet sites, goodstuffcheap, bid4it and shop4it.com allow clients to place their products and services on the internet quicly and inexpensively and to begin transacting commerce over the net.

Note 2. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's previous flings under the Exchange Act.

Note 3. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 4. Registrant has not declared or paid dividends on its common shares since inception.

Note 5. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10 QSB and do not include all information and footnotes required by generally accepted accounting prinicples for complete financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward looking statements with respect to the Company's operations, financial condition and liquidity. These statements reflect management's best assessment of a number of risks and uncertainties. The Company's results could differ materially from the results anticipated in these forward looking statements as a result of a number of factors described in this report and other risks described in the Company's other filings with the Securities and Exchange Commission.

Results of Operations: The Company had no operations until the fourth quarter of 1998, when it acquired CyberQuest, as previously reported. Accordingly, there were no operations in the first or second quarter of 1998 to compare with the operations of the corresponding quarter or year to date of the current year. On March 15, 1999, the Company acuired all of the outstanding shares of Reliance in a tax free exchange for 1,000,000 shares of common stock. On April 9, 1999, the Company acquired all of the outstanding shares of Priority One in a tax free exchange for 900,000 common shares of the Company.

Revenues for the second quarter of 1999 amounted to $179,676, which was attributed to the income realized from consulting fees and charges for providing internet commerce services by Reliance and Priority One. Costs of revenues of $34,772 were incurred by Reliance and Priority One in connection with their operations. General and administrative expenses of $146,783 included salaries, the cost of operating offices in Texas and Pennsylvania and legal and professional fees.

Revenues for the six months ended June 30, 1999, amounted to $198,528, which was attributed to the income realized from consulting fees and charges for providing internet commerce services by Reliance and Priority One. Costs of revenues of $42,004 were incurred by Reliance and Priority One in connection with their operations as an internet service provider. Sales and marketing expenses of $19,070 were incurred by the Comany and its subsidiaries in promoting their various activities in the area of internet auctions and internet services. General and administrative expenses amounted to $252,846, which included salary expenses, the expenses of running the Company's offices in Texas and Pennsylvania and legal and professional fees.

In connection with the acquisition of Priority One, the Company engaged the president of that entity, Mr. Sidney Lieberman, as a consultant. Mr. Lieberman, in accordance with the terms of his consulting agreement, was granted an option to acquire 100,000 common shares of the Company at the market price therefor on the date of closing, which was then $3.00 per share. The common shares which the Company optioned to Mr. Lieberman upon exercise of his option will be registered under the Securities Act of 1933. Mr. Liberman also serves on the board of directors for the Company.

On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC, a privately held Texas limited liability company (GLP) in a tax fee exchange. This interest was acquired solely for the issuance of 4,233,200 common shares. Concurrently with the closing, Mr. Richard Williamson assumed the positions of Chairman of the Board of Directors, CEO and President of the Company, and GLP assumed day to day operational control of the Company.

After the period of this report, Mr. Williamson resigned and new officers were appointed, as well as new directors to fill vacancies.

Liquidity: The Company has not generated material cash flows from operating or investing activities since inception. Operating capital was primarily provided from inception through 1987 from the proceeds of an initial funding prior to a public offering and then from the public offering itself. These Company was then extended credit through a former officer and director, all of which was subsequently converted to common stock. The Company, during the period at issue, received proceeds from loans from certain shareholders. During the latter part of the period covered by this report, the Company acquired its interest in GLP and GLP agreed to provide managerial support to the Company and to use its best efforts to perpetuate the business of the Company.

PART II   OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form S K: No reports on Form 8 K were filed by the Company during the period covered by this report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August, 1999.

CBQ Inc.
(Registrant)

By: /s/ Charles Stidham
-----------------------
Charles Stidham, President
and Chief Executive Officer


By: /s/ Greg Allen
------------------
Greg Allen, Chief Financial
and Accounting Officer and Treasurer