Form 10QSB
period 1999-09-30
CBQ INC
filed 1999-11-15
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 1999, tther were approximately 26,406,532 shares outstanding.

I. PART I FINANCIAL INFORMATION

Item 1. Financial Statements
                                    CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                                 BALANCE SHEETS
                                                    September 30,   December 31,
                                                        1999            1998
                                                        ----            ----
                                                     (Unaudited)      (Audited)
Assets:

Current Assets:
Cash                                                  $  91,979       $  97,907
Accounts Receivable                                      15,332              --
Other Current Assets                                      7,258           4,998
                                                      ---------       ---------
Total Current Assets                                  $ 114,569       $ 102,905

Equipment, at cost (Net at Sep 30):
Computers and related Equipment                         279,744          68,905
Furniture and fixtures                                   27,339           5,954
Software                                                185,923              --
                                                      ---------       ---------
                                                        493,006          74,859
Less accumulated depreciation                           218,459          38,960
                                                      ---------       ---------
                                                        274,547          35,899

Other assets (net):
bid4it technology                                        28,125          37,500
Other investments                                         1,000              --
Organization costs                                        3,485             667
Goodwill                                                353,303          48,000
Deposits                                                    300           7,259
                                                      ---------       ---------
Total Assets                                          $ 775,329       $ 232,230
                                                      =========       =========

Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts payable                                      $ 231,425       $ 105,918
Accrued royalties                                        50,000          79,382
Accrued expense, other                                   41,704          31,203
Deferred revenues                                        52,121              --
Deposit                                                   2,500           2,500
Officer advances                                             --           2,575
Sales Tax Payable                                         9,655              --
                                                      ---------       ---------
Total Current Liabilities                             $ 387,405       $ 221,578
                                                      =========       =========

Long-term liabilities
Notes Payable to Bank                                    28,865              --
Royalties                                                79,382              --
Notes to shareholders                                   134,062              --

Total Long-term liabilities                             242,309              --
                                                      =========       =========
Stockholders' Equity:
Preferred stock, 70,000
   Shares issued                                             70              70
Common stock, 20,275,332
   Issued at Dec 31, 26,406,532
   issued at Sep 30                                       4,153           2,640
Additional paid-in capital                              579,201         209,682
Accumulated deficit                                    (456,386)       (201,740)
                                                      ---------       ---------
Total stockholders' equity (deficit)                    145,615          10,652
                                                      ---------       ---------
Total liabilities and stockholders'
  equity (deficit)                                    $ 775,329       $ 232,230
                                                      =========       =========

See accompanying Notes to Financial Statements

                                    CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                 Three Months Ended September 30
                                                      1999             1998
                                                      ----             ----

Revenues                                         $    284,636       $       --

Costs and expenses
Costs of revenues                                      80,099               --
Sales and Marketing                                        --               --
General and Administrative                            258,399               --
Depreciation and Amoritization                         25,455               --
Interest expense                                           --               --
                                                 ------------     ------------
                                                      363,953               --

Net income (loss)                                     (79,317)              --
Net income (loss) per common share                          *                *


Weighted average number of common
   shares outstanding                              26,406,532         ,075,325



*Less than $.01 per share



                                                     Nine Months Ended June 30
                                                      1999              1998
                                                      ----              ----

Revenues                                         $    483,164       $      --

Costs and expenses
Costs of revenues                                     122,103              --
Sales and Marketing                                    19,070              --
General and Administrative                            511,245              --
Depreciation and Amoritization                         72,019              --
Interest expense                                        1,847              --
                                                 ------------       ---------
                                                      726,284              --

Net income (loss)                                    (243,120)             --
Net income (loss) per common share                          *               *


Weighted average number of common
   shares outstanding                              26,406,532      2,075,325


*Less than $.01 per share


See accompanying Notes to Financial Statements

                                     CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                     Nine Months Ended June 30,
                                                           1999       1998
                                                           ----       ----

OPERATING ACTIVITIES:
 Net (loss)                                             (243,120)      --

Adjustments necessary to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortiziation                            72,019       --
Increase in accounts receivable                          (15,332)      --
Increase in other current assets                          (2,260)      --
Decrease in deposits receivable                            7,259       --
Increase in accounts payable                             (52,962)      --
Increase in royalties payable                             50,000       --
Increase in other accured expenses                        10,501       --
Increase in deferred revenues                              7,434       --
Decrease in officer advances                              (2,574)
Increase in sales tax payable                              9,655       --

Net cash used in operating activities                   ( 53,457)      --

INVESTING ACTIVITIES:
Net assets acquired in acquisition of
 Reliance technologies, Inc.                            (261,178)      --
Net assets acquired in acquisition of
 Priority One Electronic Commerce Corp.                 (104,026)      --
Investment in Global Logistics Partners, LLC              (1,000)      --
                                                       ---------       --
Net cash used in investing activities                   (366,204)      --

FINANCING ACTIVITIES:
Restricted common stock issued in
  acquisition of Reliance Technologies                   261,743       --
Restricted common stock issued in
  acquisition of Priority One Electronic
  Commerce Corp.                                         104,026       --
Restricted common stock issued in
  acquisition of Global Logistics Partners, LLC            1,000       --
Loans from shareholders                                   52,771       --
Repayment of notes payables                               (5,807)      --
                                                       ---------       --
Net cash provided by financing activities                413,733       --
                                                       ---------       --

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        ( 5,928)      --

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                       97,907       --
                                                       ---------       --
END OF PERIOD                                          $  91,979       --
                                                       =========       ==

                                    CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                          Notes to Financial Statements
                                 September 30, 1999
                                   (Unaudited)

Basis of Presentation: In the opinion of management of CBQ, Inc. (CBQI or the Company), the accompanying consolidated financial statements, which have not been audited by independent certified public accountants, contain all adjustments necessary to present fairly the Company's consolidated financial position, results of its operations and its cash flows for the periods reported. The consolidated financial statements contain the accounts of the Company and its subsidiaries. The st atement of operations reflects the results of Reliance Technologies, Inc., and its subsidiaries for the period from March 15, 1999 (date of acquisition) to September 30, 1999; and the results of Priority One Electronic Commerce Corp. (Priority One) for the period from April 9, 1999 (date of acquisition) to September 30, 1999. All significant intercompany balances and transactions have been eliminated. The results of operations are not necessarily indicative of the results to be expec ted for a full year.

Note 1. Organization and Nature of Business. CBQ, Inc. (Formerly Freedom Funding Inc.) A Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989. Since inception, the Company has been in the development stage. The Company's primary intended activitiy is to engage in all aspects of review and evaluation of private companies, partnerships or sole proprietorships for the purpose of completing mergers or acquisitions with the Company, and to engage in mergers and acquisition with any or all varieties of private entities. On November 18, 1998, the Company acquired a wholly owned subsidiary, CyberQuest, Inc., which had recently purchased the assets and business of CyberQuest, Ltd. The Company on March 15, 1999, acquired all of the outstanding shares of Reliance Technologies, Inc., a privately held Texas corporation (Reliance), in a tax free exchange. Reliance was acquired solely for the issuance of 1,000,000 restricted common shares of the Company. The Company on April 9, 1999, acquired all of the outstanding shares of Priority One Electronic Commerce Corp., a privately held Pennsylvania corporation (Priority One), in a tax free exchange. Priority One was acquired solely for the issuance of 900,000 restricted common shares of the Company. As a result of these acquisitions, the Company is now a full service
Internet development company, specializing in developing, implementing and maintaining creative business Web Sites, Commercial Sites and Database Development.

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

Results of Operations: The Company had no operations until the fourth quarter of 1998 when it acquired CyberQuest, as previously reported. Accordingly, the Company had no operations in the first, second or third quarters of 1998 to compare with the operations of the corresponding quarter or year to date of the current year. On March 15, 1999, the Company aqcuired all of the outstanding shares of Reliance in a tax free exchange for 1,000,000 shares of common stock. On April 9, 1999, the Company acquired all of the outstanding shares of Priority One in a tax free exchange for 900,000 common shares of the Company.

Revenues for the third quarter of 1999 amounted to $284,636, which was attributed to the income realized from consulting fees and charges for providing internet commerce services by Reliance and Priority One. Costs of revenues of $105,554 were incurred by Reliance and Priority One in connection with their operations. General and administrative expenses of $258,339 included salaries, the cost of operating offices in Texas and Pennsylvania and legal and professional fees.

Revenues for the nine months ended June 30, 1999, amounted to $483,164, which was attributed to the income realized from consulting fees and charges for providing internet commerce services by Reliance and Priority One. Costs of revenues of $215,039 were incurred by Reliance and Priority One in connection with their operations as an internet service provider. Sales and marketing expenses of $19,070 were incurred by the Company and its subsidiaries in promoting their various activities in the area of internet auctions and internet services. General and administrative expenses amounted to $511,245, which included salary expenses, the expenses of running the Company's offices in Texas and Pennsylvania and legal and professional fees.

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

During the period of this report, Mr. Williamson resigned and new officers were appointed, as well as new directors to fill vacancies. The Company has now initiated discussions with Mr. Williamson to rescind the acquisition of GLP and obtain the return of the shares issued by the Company to treasury.

Liquidity: The Company has not generated material cash flows from operating or investing activities since inception. Operating capital was primarily provided from inception through 1987 from the proceeds of an initial funding prior to a public offering and then from the public offering itself. The Company was then extended credit through a former officer and director, all of which was subsequently converted to common stock. The Company, during the period at issue, received proceeds from loans from certain shareholders. During the latter part of the second quarter of 1999, the Company acquired its interest in GLP and GLP agreed to provide managerial support to the Company and to use its best efforts to perpetuate the business of the Company; however, the Company believes that GLP failed to meet its obligations in this regard.

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November, 1999.

CBQ Inc.
(Registrant)

By: /s/ John Harris
-------------------------------------
John Harris, Chief Executive Officer


By: /s/ Greg Allen
-------------------------------------
Greg Allen, Chief Financial
and Accounting Officer and Treasurer