Form 10QSB/A
period 1999-09-30
CBQ INC
filed 2000-03-24
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 QSB/A

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



                                                  Nine Months Ended September 30
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


See accompanying Notes to Financial Statements

                                     CBQ, Inc.
                        (Formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          Nine Months Ended
                                                            September 30,
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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of March, 2000.

CBQ Inc.
(Registrant)

By: /s/ John Harris
-------------------------------------
John Harris, Chief Executive Officer


By: /s/ Greg Allen
-------------------------------------
Greg Allen, Chief Financial
and Accounting Officer and Treasurer