Form 10KSB
period 1999-12-31
CBQ INC
filed 2000-04-19
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 33-4707-NY

                                    CBQ, Inc.
             (Exact name of registrant as specified in its charter)

                   Colorado                              84 1047159
         (State or other jurisdiction)                (I.R.S. employer
       of incorporation or organization)           Identification number)

4851 Keller Springs Rd., Ste. 228, Addison, Texas           75001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On April 6, 2000, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $8.25 and $8.75, respectively. On that date, there were 56,661,857 shares of common stock outstanding. Affiliates held 28,320,615 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates approximated $310,164,031.

Registrant had $720,925 in revenues in 1999.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: As of March 22, 2000, there were approximately 56,661,857 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

PART I


Item 1. Description of Business:

Subsidiary Acquisitions:

     Acquisition of CyberQuest:

On November 19, 1998, Freedom Funding, Inc., a Colorado corporation (Company), entered into a reorganization agreement (Reorganization Agreement) with CyberQuest, Inc., a Colorado corporation (CyberQuest), as well as the shareholders of CyberQuest, pursuant to which the Company acquired all of the outstanding proprietary interest of CyberQuest in a stock for stock exchange which resulted in CyberQuest becoming a wholly owned subsidiary of the Company and the shareholders of CyberQuest acquiring control of the Company through their stock ownership.

The Company, under the Reorganization Agreement, issued 18,000,000 common shares and 70,000 shares of the Class A: Redeemable, Convertible Preferred Stock of the Company to the shareholders of CyberQuest in exchange for the issued and outstanding shares of this subsidiary.

     Acquisition of Reliance Technologies:

On March 15, 1999, the Company acquired Reliance Technologies, Inc., a privately held Texas corporation (Reliance Technologies), soley in exchange for 1,000,000 shares of common stock. Further, the Company established a stock option plan for the employees of Reliance Technologies which will allow them to acquire up to 100,000 shares of common stock at market when the options are granted. Reliance Technologies owns Tophernet, Inc., as a wholly-owned subsidiary.

     Acquisition of POECC:

On April 14, 1999, the Company acquired all of the outstanding shares of Priority One Electronic Commerce Corporation, a privately-held Pennsylvanian corporation (POECC), in a tax free exchange. POECC was acquired solely for the issuance of 900,000 restricted common shares of the Company. Concurrently with the closing, the Company engaged the president of POECC, Mr. Sidney Lieberman, as a consultant. Mr. Lieberman, in accordance with the terms of his consulting agreement was granted an option to acquire 100,000 common shares of the Company at the market price therefor on the date of closing, which was then $3.00 per share. The common shares which the Company optioned to Mr. Lieberman on exercise of his option were registered under the Securities Act of 1933. Mr. Lieberman also agreed to serve on the board of directors for the Company. Mr. Lieberman fulfilled his consulting contract and subsequently resigned from the board.

     Acquisition of GLP:

On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC, a privately-held Texas limited liability company (GLP), in a tax free exchange. This interest was acquired solely for the issuance of 4,233,200 restricted common shares of the Company. Concurrenty with the closing, Mr. Richard Williamson assumed the positions of Chairman of the Board of Directors, CEO and President of the Company, and GLP assumed operational control of the Company. Mr. Williamson subsequently resigned all positions with the Company.

     Acquisition of ChinaSoft:

On December 22, 1999, the Company entered into a reorganization agreement (Reorganization Agreement) with ChinaSoft, Inc., a District of Columbia corporation (ChinaSoft), as well as all of the shareholders of ChinaSoft. The Reorganization Agreement resulted in the Company agreeing to acquire all of the outstanding stock of ChinaSoft in a stock-for-stock exchange. Consummation of the acquisition was subject to a due diligence period which concluded on January 14, 2000. On the closing date ChinaSoft became a wholly-owned subsidiary of the Company, and the shareholders of ChinaSoft acquired a controlling interest in the Company. The reorganization was structured as a tax-free triangular merger.

The Company, under the Reorganization Agreement, issued and delivered approximately thirty million shares of its restricted common stock to the shareholders of ChinaSoft on a pro rata basis. The shares constituted approximately 51% of the outstanding proprietary interest of the Company on a fully diluted basis immediately after their issuance and delivery.

Concurrent with and subsequent to the execution and delivery of the Reorganization Agreement, several directors resigned and new directors were appointed; however, the executive officers of the Company remained unchanged.

Business of the Company and its Subsidiaries:

The Company and its consolidated subsidiaries, (collectively, CBQ or the Company and the subsidiaries) develop and operate Internet service businesses. The Company's internet strategy includes the internal development and operation of majority-owned subsidiaries, as well as taking strategic positions in other Internet companies that have demonstrated synergies with CBQ's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic Internet business relationships among the subsidiaries in its portfolio. At December 31, 1999, CBQ's majority owned Internet subsidiaries included Reliance Technologies, Priority One Electronic Commerce Corporation, Tophernet, and Cyberquest. CBQ also owns and operates Bid4it.com, an Internet Auction site and EmbeddedISP.com, an internet service designed for the Embedded Device industry. On January 14, 2000, CBQ acquired Chinasoft. On January 2, 2000 CBQ created China Partners as a subsidiary.

CHINASOFT

ChinaSoft's joint venture partner in China is CCSoft Technology Development Company (CCSoft). Services that ChinaSoft markets outside China on behalf of the joint venture include software development for enterprise computing and Internet development services. ChinaSoft, as a result of this joint venture, has significant software development expertise and large-scale project capabilities, supported by a staff of several thousand programmers. This resource represents a high-quality, extremely competitive value for business in the United States and elsewhere who want to take advantage of offshore software development.

ChinaSoft serves as the distributor of the e-business solutions of CCSoft and China National Software & Technology Service Corporation (CS&S). CS&S is a state-owned company of the People's Republic of China that provides software, integrated computer solutions and service to the 6,000 state-owned enterprises in China. CS&S is among the top ten systems integrators in China and the top 100 electronic companies in China.

CBQ also will offer services in China that best meet customer needs in the market, including the marketing of versions of its current services and developing new services tailored to specific opportunities in China.

ChinaSoft will use traditional and Internet-based marketing channels and develop a strong sales effort. On January 19, 2000, a marketing alliance with TechnologyNet.com was launched that will introduce CBQ to 25,000 resellers of IT services in 103 countries.

CHINA PARTNERS

This subsidiary was formed to support Chinapartners.net, an Internet trade portal for business-to-business e-commerce and trade development services. Chinapartners.net is the first trade portal that supports both Chinese and U.S. languages and currencies to facilitate business transactions between Chinese and U.S. companies.

Additionally, China Partners works with state-owned trading companies and private exporters in China to promote sales to the U.S. market of new product offerings from China. Imports from China are distributed directly to U.S. retailers using the Chinapartners.net portal. Chinapartners.net provides language translation, currency translation and trade development services directly from this portal.

China Partners sponsors trade delegations to China for its members and guides companies that are seeking trade and investment opportunities. The first delegation was organized for January, 2000, in order to firm up Chinese technology and content alliances. Additionally, Chinapartners.net will develop Chinese Language Web sites for its U.S. customers and English language Web sites for its Chinese customers.

Chinapartners.net is a logical extension of CBQ's E-Business Marketplace for expansion into the Chinese market, permitting CBQ and other companies to take advantage of high-quality products and services with competitive price advantages.

Chinapartners.net, through CBQ's Internet properties PriorityCash.com and PriorityLink.net, supports direct business-to-business e-commerce. CBQ anticipates additional alliances with banks, insurance companies, import/export agencies, attorneys, shipping companies, and other trade-related services in the future.

RELIANCE TECHNOLOGIES

Reliance Technologies is a full-service Internet Web site and e-commerce consulting and development firm. This subsidiary's services include consulting, custom software solutions for Internet applications, network integration, database programming, and administration, Web site hosting, Internet development and dedicated Internet access.

With over 30 years of combined business and Web technology experience, Reliance Technologies' Internet specialists have the breadth of knowledge and expertise to help companies initiate and nurture their e-business enterprise from start-up through the growth process. The hosting service provides stability for e-commerce enterprises 24 hours a day, seven days a week. Major clients include United Media (Dilbertzone.com and Snoopiezone.com), Texas Trial Lawyers Association, Mattress Giant, Snelling Personnel Services, and a range of manufacturing and distribution companies.

PRIORITY ONE ELECTRONIC COMMERCE CORPORATION

Founded in 1995, Priority One is engaged in the development and implementation of Internet electronic payment technology, which allows business to handle electronic funds transfer (EFT) and credit card processing (ACHH) over the Internet.

Priority One is developing CBQ's primary online electronic transaction enterprise, PriorityCash, which will be completely Linux-compatible, using the Red Hat platform, for easy deployment, reliability and speed.

Priority One's clients include iPower, Inc., developers of a unique XML-intelligent technology tool with broad-based problem solving capabilities for organizations, businesses, banks and individuals; Financial Services Network-USA, a membership organization with over 250,000 members that provides financial services through a network of leading financial services companies that offer special terms to members; and Voice-Tel Communications, a subsidiary of Premiere Technologies, Inc., which provides innovative communications solutions in 32 countries by combining the power of the Internet with the reach of telephone service.

CBQ announced in December of 1999 an agreement with LCI Technology Group N.V. to implement the LCI-SMARTpen security solution for authentication of transaction signatures in the first quarter of 2000. The device is a ball-point pen that writes on regular paper and uses biometric sensors to identify individuals with virtually no chance for tampering or error. The pen insures authentication of signatures, as well as time of day and location. PriorityCash.com will use the LCI-SMARTpen to secure credit card transactions and EFTs, with an emphasis on deployment for business use.

TOPHERNET

Founded in 1995 as a regional ISP, Tophernet has built a loyal following in the Dallas/Ft. Worth Region. Its Internet service comprises access, email and home page serving. It offers the following access methods: Dialup, Dedicated, and broadband DSL.

INTERNET PROPERTIES:

     BID4IT.COM

Relaunched in 1999, CBQ's online interactive market exchange, bid4it.com, allows customers to auction off industrial products, computers, peripherals, consumer electronics, avionics, collectibles, gifts and more. The bid4it.com system operates like a virtual stock exchange, raising or lowering the asking price of an item based on real-time demand information. The system can also be integrated with CBQ's EFT and credit card processing capabilities for seamless transactions online. CBQ entered a partnership with Bidland.com in December of 1999 to re-launch bid4it.com as an innovative resource for business-to-business auctions that facilitates liquidation of excess inventory more profitably than through traditional methods. CBQ has also entered a partnership with Park Royal Galleries, Ltd. to auction luxury items on the site.

     EMBEDDEDISP.COM

CBQ announced plans to launch EmbeddedISP.com in the U.S and abroad in January, 2000. EmbeddedISP.com will offer complete turnkey services to Internet appliance manufacturers and designers. Management believes that the non-PC Internet appliance industry is poised for dramatic growth over the next several years. A recent International Data Corporation study estimates Internet appliances will account for nearly half of all Web access by 2002. The estimated unit size is over 43 million by the end of 2001 and over 150 million units in 2002. The study evaluated the impact of Web-enabled PDAs, video game consoles, telephones and television set-top boxes.

EmbeddedISP.com connectivity will allow devices such as television set-top boxes, VCRs, refrigerators, medical devices, game consoles, PDAs, cell phones and other electronic equipment to interact with the Internet through a secure environment. As more devices are Web-enabled, EmbeddedISP.com will offer companies a one-stop resource for connectivity and management of their devices. CBQ is in discussion with two manufacturers of Internet appliances and is actively seeking additional service bundling opportunities. Dial-up service is available on a trial basis in the Dallas/Fort Worth area.

     PRIORITYLINK.NET

Due to the changing ISP industry, CBQ launched PriorityLink.net in 1999, which is CBQ's division for all of its Internet access offerings, including digital subscriber line, wireless, high speed, and free dial-up Internet access. These offerings are designed for the business customer and will be offered to all CBQ clients, who in turn may offer access as an incentive to their customers. PriorityLink.net is an enhanced service offered in partnership with 1stUP.com Corporation (1stup.com) and MyWay.com. Both 1stup.com and MyWay.com are subsidiaries of CMGI, Inc.

Through this partnership, CBQ can offer unlimited Web access through 1stup.com virtually anywhere in the U.S. or Canada to employees, owners and customers of small to medium sized businesses. Access is free in exchange for keeping a compact, movable navigation bar that carries advertisements and links to CBQ Internet properties and other leading Web sites.

This partnership also adds dynamically generated personalized content to PriorityLink.net users, bringing them a more productive and personal online experience. MyWay.com allows mouse click access to up-to-the-minute information about news, stocks, travel, shopping, sports, and more. Users can instantly personalize their start pages content, color, features and design to reflect unique lifestyles and interests. MyWay.com personalization tools have allowed Internet access providers to achieve among the highest retention and duration metrics on the Web today.

Item 2. Description of Property: The Company, as of the date of this report, owned no real or personal property, tangible or intangible, other than the shares of its subsidiaries and its interest in GLP. The executive offices of the Company are located in leased premises at 4851 Keller Springs Rd., Ste. 228, Dallas, Texas 75248. The telephone number at this address is (972) 732 1100. The Company and its subsidiaries lease their office space from unaffiliated third parties at what is felt to be market rates.

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


Part II


Item 5. Market for Common Equity and Related Shareholder Matters: As of April 6, 2000, there were approximately 56,661,857 shares of Common Stock issued and outstanding, which were held of record by approximately 475 shareholders. The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol CBQI. The following table sets forth the range of high, low and closing bid and asked prices per share of the Common Stock as reported by the NASD's OTC:BB for the period indicated.

Calendar Quarter        High Bid   Low Bid     High Ask  Low Ask
----------------        --------   -------     --------  -------

March 31, 1998            0.25      0.125        0.375    0.25
June 30, 1998             0.25      0.15625      0.75     0.3125
September 30, 1998        0.21875   0.125        0.625    0.375
December 31, 1998         7.00      0.125        8.25     0.50
March 31, 1999            9.25      2.125       10.00     3.00
June 30, 1999             6.0625    2.25         6.3125   2.4375
September 30, 1999        4.125     1.25         4.5      1.5625
December 31, 1999         9.25      1.3125       9.5      1.5625

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On April 6, 2000, the closing inside bid and asked prices for the Common Stock were $8.25 and $8.75, respectively. On that date there were eleven market makers publishing quotes.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. There are, however, no restrictions on the payment of dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations: The Company acquired Cyberquest on November 19, 1998, Reliance Technologies and its subsidiary, Tophernet, on March 15, 1999, Priority One on April 14, 1999, its minority interest in GLP on May 11, 1999, and Chinasoft on January 14, 2000. Cyberquest, Priority One and Chinasoft were start-up entities; therefore, no comparison may be made to prior periods. The operations shown are the result of the operations acquired in Reliance Technologies and Tophernet and reflect the results of the efforts of the Company to provide for the further development of the businesses in Cyberquest and Priority One.

Liquidity: Operating capital was primarily provided from (1) the revenues provided by the operations of Reliance Technologies and Tophernet, (2) loans from shareholders, (3) the exercise of stock options and (4) increases in accounts and trade payables, among other debt.

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

Item 7. Financial Statements:

                     HALLIBURTON, HUNTER & ASSOCIATES, P.C.
                          Certified Public Accountants

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying balance sheets of CBQ, Inc. and Subsidiaries (a development stage company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of CBQ, Inc. and Subsidiaries (a development stage company), as of December 31, 1999, and December 31, 1998, and the results of its operations and cash flows for the three years then ended in conformity with generally accepted accounting principles.


/s/ Halliburton, Hunter & Associates, P.C.
------------------------------------------
Halliburton, Hunter & Associates, P.C.
Littleton, Colorado
March 23, 2000

                           CBQ, Inc. and Subsidiaries
                          (a development stage company)

                                 BALANCE SHEETS

                                                            December 31,
                                                         1999            1998
                                                         ----            ----
Assets:

Current Assets:
 Cash                                                 $  37,831       $  97,907
 Account receivable                                     110,692            --

  Less allowance for
       doubtful accounts                                 35,000            --
                                                      ---------       ---------
                                                         75,692          97,907
                                                      ---------       ---------
    Total current assets                                113,504          97,907
                                                      ---------       ---------
Equipment, at cost:
  Computers and
    related equipment                                   219,518          68,905
  Office Equipment                                       11,964           5,954
  Software                                                5,289            --
                                                      ---------       ---------
Less accumulated depreciation                           128,213          33,960
                                                      ---------       ---------
                                                        108,558          40,899
                                                      ---------       ---------
Other assets:
  bid4it technology, net of
     amortization of                                       --            37,500
  Organization costs, less
         amortization of
         $1,434 and $133                                  9,458             667
 Goodwill, less amortization of
    $88,426 and $12,000                                 333,508          48,000
 Deposits                                                  --             7,257
 Investments                                             46,163            --
                                                      ---------       ---------
Total of other assets                                   389,129          93,424
                                                      ---------       ---------

Total Assets:                                         $ 611,191       $ 232,230
                                                      =========       =========

Liabilities and Stockholders' Equity :

Current Liabilities:
  Note Payable, bank, unsecured                       $   2,610            --
  Accounts payable, trade                               128,546         105,918
  Accounts payable, other                                24,525           2,500
  Accrued expenses                                       13,362         110,585
  Unearned income                                        37,567            --
  Due to related income                                   1,215            --
                                                      ---------       ---------
Total Liabilities                                       207,825         219,003
                                                      ---------       ---------

Stockholders' Equity:

Preferred stock,
  par value $.001 per share
  Authorized 100,000,000
  shares; 70,000 shares issued                               70              70

Common stock,
  par value $.0001 per
  share.  Authorized
  500,000,000 shares;
  issued 26,790,769 in 1999
  and 20,375,332 in 1998                                  2,679           2,037
Additional
 paid-in capital                                        812,783         210,285
Accumulated deficit
 during development
   stage                                               (613,884)       (201,740)
                                                      ---------       ---------
Total stockholders' equity
        (deficit)                                       201,648          10,652
                                                      ---------       ---------
Total liabilities and
   stockholders'
   equity (deficit)                                   $ 611,191       $ 232,230
                                                      =========       =========

See accompanying Notes to Financial Statements

                           CBQ, Inc. and Subsidiaries
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                               Years ended December 31,
                                          1999          1998            1997
                                          ----          ----            ----

Revenues                              $   720,925    $      --      $      --
                                      -----------    -----------    -----------
Costs and expenses:
 Costs of revenues                        113,032           --             --
 Selling, general and
    administrative costs                  869,611         21,579         55,020
 Depreciation and
    amortization                          150,426           --             --
                                      -----------    -----------    -----------
                                        1,133,069         21,579         55,020
                                      -----------    -----------    -----------

Net Income (Loss)                     $  (412,144)   $   (21,579)   $   (55,020)
                                      ===========    ===========    ===========

Net income per common shares                    *              *              *

* (Less than $.01 per share)



See accompanying Notes to Financial Statements


                                                   CBQ, Inc. and Subsidiaries
                                                  (a development stage company)

                                               STATEMENTS OF STOCKHOLDER'S EQUITY


                                             Preferred                       Common          Additional
                                   Preferred    Par          Common           Par             Paid-in      Retained
                                     Shares    Value         Shares          Value            Capital      Earnings         Total
                                     ------    -----         ------          -----            -------      --------         -----

Balance at December 31, 1996           --     $   --        2,301,300             230         124,910    $ (125,140)   $       --

Stock issued for services              --         --        6,000,000             600            --            --               600

Net Loss for year ended
  December 31, 1997                    --         --             --              --              --         (55,021)        (55,021)

Balance at December 31, 1997           --         --        8,301,300             830         124,910      (180,161)        (54,421)

Reverse 1:5 Share Split                --         --       (6,125,968)           (613)           (613)         --              --

Stock issued for 100% of the
  stock of CyberQuest                70,000         70     18,000,000           1,800          30,361          --            32,231

Net Loss for year ended
  December 31, 1998                    --         --             --              --              --         (21,579)        (21,579)

Balance at December 31, 1998         70,000         70     20,275,332    $      2,037         210,295      (201,740)         10,652

Stock issued for services:

January 12, 1999                       --         --          200,000              20          99,980          --           100,000

February 15, 1999                      --         --          102,235              10          51,107          --            51,117

April 25, 1999                         --         --           80,000               8          39,992          --            40,000

Stock issued for 100% of the
  stock of Reliance Technologies:      --         --        1,000,000             100         261,078          --           261,178

Stock issued for 100% of
  Priority One Electronics
  Commerce:                            --         --          900,002              90         103,936          --           104,026

Stock issued for 19% of
  Global Logistics Partners,
  LLC                                  --         --        4,233,200             424          46,395          --            46,819

Net loss for year ended
  December 31, 1999                    --         --             --              --              --        (412,144)       (412,144)

                                     70,000   $     70     26,790,769    $      2,679    $    812,783    $ (613,884)   $    201,648)
                                    =======   ========   ============    ============    ============    ==========    ============


See accompanying Notes to Financial Statements


                           CBQ, Inc. and Subsidiaries
                          (a development stage company)

                             STATEMENTS OF CASH FLOW

                                                     Years Ended December 31,
                                                 1999         1998          1997
                                                 ----         ----          ----

Cash flows from operating activities:
  Net (loss)                                   $(412,144)   $ (21,579)   $ (55,021)
  Depreciation
       and amortization                          150,426        5,403         --
                                               ---------    ---------    ---------
                                                (261,718)      16,176      (55,021)

Changes in assets and liabilities:

Increase in accounts receivable                  (75,692)        --           --
Increase in notes payable                          2,610         --           --
Increase in accounts
       payable, trade                             22,628      (62,471)      54,421
Increase in accounts
       payable, other                             22,025          225         --
(Decrease) in accrued expenses                   (97,223)        --           --
Increase in unearned income                       37,576         --           --

Increase in due to
      related company                              1,215         --           --
Decrease in deposits                               7,257        2,500         --
                                               ---------    ---------    ---------
   Cash (used in operations                     (341,331)     (75,992)        (600)
                                               ---------    ---------    ---------

Cash flows from investing activities:
 Equipment additions                            (109,024)      (6,182)        --
                                               ---------    ---------    ---------
 Cash used in investing activities              (109,024)      (6,182)        --
                                               ---------    ---------    ---------
Cash flows from financing activities:
 Increase in long-term debt                      199,143         --           --
 Sale of common stock                            191,117      180,001          600
                                               ---------    ---------    ---------
 Cash provided by financing
     activities                                  390,260      180,001          600
                                               ---------    ---------    ---------
Increase (decrease) in cash                      (60,095)      97,907         --
Cash balance at beginning of year                 97,907         --           --
                                               ---------    ---------    ---------
Cash balance at end of year                    $  37,812    $  97,907    $    --
                                               =========    =========    =========


See accompanying Notes to Financial Statements


                           CBQ, Inc. and Subsidiaries
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999, and 1998


1. Organization and Nature of Business: CBQ, Inc.(formerly Freedom Funding, Inc.) a Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989. Since inception, the Company has been in the development stage. The Company's primary intended activity is to engage in all aspects of review and evaluation of private companies, partnerships or sole proprietorships for the purpose of completing mergers or acquisitions with the Company, and to engage in mergers and acquisitions with any or all varieties of private entities. On November 19, 1999, the Company acquired a wholly owned subsidiary, CyberQuest, Inc., which had recently purchased the assets and business of CyberQuest, Ltd. The Company on March 15, 1999, acquired all of the outstanding shares of Reliance Technologies, Inc., a privately held Texas corporation (Reliance), in a tax free exchange. Reliance was acquired solely for the issuance of 1,000,000 restricted common shares of the Company. The Company on April 9, 1999, acquired all of the outstanding shares of Priority One Electronic Commerce Corp., a privately held Pennsylvania corporation (Priority One), in a tax free exchange. Priority One was acquired solely for the issuance of 900,000 restricted common shares of the Company. As a result of these acquisitions, the Company is now a full service internet development company, specializing in developing, implementing and maintaining creative business WebSites, Commercial Sites and Database Development.

2. Basis of Accounting: The Company recognizes income and expenses on the accrual basis as earned or incurred. Equipment is recorded at cost. Computers and related equipment are depreciated on a 3 year life and furniture and fixtures on a 7 year life. The Bid4it technology, with an original cost of $150,000, is being amortized over a 5 year life. Goodwill is also amortized over a 5 year period, as are organization costs.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the financial statements at and during the reporting periods. Actual results could differ from these estimates.

Income taxes: The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

3. Results of Operations: The Company had no operations until the acquisition of CyberQuest on November 18, 1998. In 1999 the Company reported the operations of CyberQuest for the entire year, of Reliance Technologies commencing March 15, 1999, and Priority One commencing April 9, 1999.

4. Investment: On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC, a privately held Texas limited liability company (GLP) in a tax free exchange. This interest was acquired soely for the issuance of 4,233,200 common shares.

5. Subsequent event (acquisition of ChinaSoft, Inc.): On December 22, 1999, the Company entered into a reorganization agreement (Reorganization Agreement) with ChinaSoft, Inc., a District of Columbia corporation (ChinaSoft), as well as all of the shareholders of ChinaSoft. The Reorganization Agreement resulted in the Company agreeing to acquire all of the outstanding stock of ChinaSoft in a stock-for-stock exchange. Consummation of the acquisition was subject to a due diligence period which concluded on January 14, 2000. On the closing date ChinaSoft became a wholly-owned subsidiary of the Company, and the shareholders of ChinaSoft acquired a controlling interest in the Company. The reorganization was structured as a tax-free triangular merger.

The Company, under the Reorganization Agreement, issued and delivered approximately thirty million shares of its restricted common stock to the shareholders of ChinaSoft on a pro rata basis. The shares constituted approximately 51% of the outstanding proprietary interest of the Company on a fully diluted basis immediately after their issuance and delivery.

5. Common Stock Exchange: During 1998, the Company settled liabilities of $54,421 in exchange for 200,000 shares of common stock. During 1999, the Company settled liabilities of $191,117 in exchange for 382,235 shares of common stock

6. Preferred stock redemption: The preferred stock is redeemable as follows:

7,000 shares at the greater of $10.00 per share or the traded market value of the preferred stock on or before October 23, 1999

14,000 shares at the greater of $10.715 per share or the traded market value of the preferred stock on or before October 23, 2000

21,000 shares at the greater of $11.905 per share or the traded market value of the preferred stock on or before October 23, 2001

28,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

8. 1999 Stock Option Plan dated August 30, 1999: The purpose of the 1999 Stock Option Plan of the Company (Plan) is to advance the interest of the Company by providing an opportunity for ownership of the stock of the Company by employees, agents and directors of, and consultants to, the Company and its subsidiaries. By providing an opportunity for such stock ownership, the Company seeks to attract and retain qualified personnel, and otherwise to provide additional incentive to promote the success of its business. The total number of shares of the authorized common stock for which options may be granted under the Plan is 2,600,000 shares, subject to adjustment. If an option expires or terminates for any reason without having been exercised in full, the unpurchased shares are again available for subsequent grants under the Plan. Common stock issuable on exercise of an option is subject to such restrictions, if any, as the board determines.

To date, options have been granted to two officers of the Company for a total of 975,000 shares during a five year period from April 1, 2000, to March 31, 2005 at a price of $2.125 per share. The Plan was subsequently amended to include options to purchase up to 1,200,000 shares of common stock at a price of $2.25 per share owned in the aggregate by two directors. The options have a five year life and are currently exercisable.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: This item is not applicable to the Company.

PART III


Item 9. Directors and Executive Officers of the Company: The following table sets forth all current directors, executive officers and significant employees of the Company and of its subsidiary, as well as their ages:

 Name               Age     Position with Company
 ----               ---     ---------------------

Bart S. Fisher       56     Chairman of the Board of
                            Directors of the Company

J. Patrick Dowd      52     Director

John Harris          38     Director, Chief Executive and
                            Financial Officer and President
                            of the Company, Priority One,
                            Chinasoft and China Partners
                            Director and Chief Financial
                            Officer of Reliance Technologies
                            and Tophnet

Greg Allen           37     Director of the Company and of
                            Reliance Technologies and Tophernet,
                            President and Chief Executive
                            Officer of Reliance Technologies
                            and Tophernet, Chief Operations
                            Officer of the Company, Reliance
                            Technologies, Tophernet, Priority
                            One, Chinasoft and China Partners

Xu Ling              38     Director of the Company

Chang Guomin         35     Director of the Company

Scott Lowden         60     Director of the Company

Dan Groves           42     Director of the Company

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

Profiles of Directors and Executive Officers of the Company and of its
Subsidiary:

Management Team:

Dr. Bart S. Fisher has been a member and the Chairman of the Board of Directors since January 14, 2000. He is currently counsel with the law firm of Porter, Wright, Morris & Arthur in Washington D.C. Previously, he practiced law with Patton, Boggs, and Arent Fox Kintner Plotkin & Kahn, both based in Washington D.C. While at Patton Boggs he was on the Management Committee and Chair of the International Trade Practice Group.

Dr. Fisher attended Harvard Law School (JD 1972), The Johns Hopkins School of Advanced International Studies in Washington, DC, and Bologna, Italy,(MA 1967 and PhD 1970) and Washington University (BA 1963). He was elected to Phi Beta Kappa at Washington University, and awarded the Brookings Institution Fellowship in 1968.

Dr. Fisher is an Adjunct Professor in International Relations at the Georgetown University School of Foreign Service, and has been a Professorial Lecturer in International Relations at The Johns Hopkins School of Advanced International Studies, and Senior Lecturer in International Transactions at the International Institute of George Mason University. He was a Fellow in the Foreign Policy Studies Division at the Brookings Institute (1968 to 1969).

Dr. Fisher is a member of the International Bar Association and an ex-officio member of the Board of Governors, International Practice Section, Virginia State Bar. He serves on the Program Committee of Georgetown University Leadership Seminar, which he co-founded in 1981, and as a participating member of the International Trade Working Group of the President's Council on Year 2000 Conversion, and is a nationally syndicated columnist for News/USA.

Dr. Fisher is Managing Partner of Capital House Merchant Banking, LLC, and President of Capital Baseball, Inc. He formerly served as a Director of Total Health, a New York-based health maintenance organization. As a Managing Partner of Capital House, Dr. Fisher has been actively involved and engaged by Lycos(R) (Nasdaq: LCOS), to obtain financing and joint venture partners for unique Internet Portals.

Dr. Fisher is a member of the Board of Directors of the National Marrow Donor Program, The Marrow Foundation, and the Aplastic Anemia Foundation (which he formed in 1983). He is a member of the American Legion, and listed in the Who's Who in the World, Who's Who in American Law, and Who's Who in America.

Dr. Fisher has also published works is many books about international trade, and has written numerous articles published in business and law journals. Most noteworthy was "International Trade and Investment: Regulating International Business", a book co-authored with John Bart, which is used as the standard casebook on international trade in many law schools in the United States.

Mr. J. Patrick Dowd has been a director of the Company since January 14, 2000. He is Managing Partner of Capital House, L.L.C., and has a 21-year background in corporate and international shipping operations. He is a Notre Dame graduate, and holds an MA from the Fletcher School of Law and Diplomacy, as well as and MBA from the INSEAD School of international business in France. He as also worked in New York in the investment banking operations of Smith Barney and Lehman Brothers.

As a Managing Partner of Capital House, Mr. Dowd has been involved in national and international corporate acquisitions, internet-related investments, international joint ventures, infrastructure projects in telecommunications and port development, emerging biotechnology companies, and real estate development.

Mr. Dowd, with a long-standing background in the transportation market, took the lead on a private placement for capital that put Midway Airlines back in operation back in 1994. Today Midway, with a new hub in the Raleigh Airport, is well on its way to recovery as a successful U.S. airline.

Mr. John Harris has been a director and the Chief Executive and Financial Officer and President of the Company since October, 1999. He has also been a director of the subsidiaries of the Company and their Chief Financial Officer since October, 1999.

In 1999, and until joining the Company in October, 1999, Mr. Harris served as President of Paragon Innovations, Inc., a privately held computer software corporation based in Richardson, Texas. Mr. Harris assisted this entity in changing the focus of its business to the embedded device industry, forming alliances with NetSilicon, Wind River Systems and other major internet technology vendors to the embedded device community, the result of which was the award of a significant contract with Motorola Software Tools Division.

From 1986 through 1998, Mr. Harris was the President and CEO of CompuNet Support Systems, Inc., in Dallas, Texas. He founded this organization, which eventually serviced over 1,500 companies in the Dallas-Ft. Worth metroplex. These clients represented approximately 100,000 personal computer users. CompNet specialized in networking, systems integration and business building applications. Mr. Harris guided CompuNet through triple-digit revenue growth from 1990 until 1997, resulting in the implementation of a business strategy that resulted in a 400% increase in net operating income in fiscal 1998. CompuNet as a Dallas 100 finalist in 1994, 1995, 1996

Mr. Dan Groves is a director of the Company and is the Vice President of Finance for First Continental Capital, L.P. He has been associated with this entity since April, 1985. While Mr. Groves oversees the accounting, personnel, purchasing and other operational areas of the business, his primary thrust and integral role to the organization is his financial analysis and computer modeling abilities, which are essential for pricing and structuring financing transactions for clients.

Mr. Groves was employed by North Dallas Bank prior to joining First Continental. While at the bank, Mr. Groves was credit department manager for four years and, previous to that, loan workout and foreclosed real estate officer for three years, auditor for two years and comptroller for three years. The bank had two affiliated corporations for which he served as treasurer of one and president of the other. He has also performed independent consulting activities in accounting.

Mr. Groves was a director for Compunet Support Systems for five years prior to the corporation being sold in 1997. He is a former member of the North Dallas Chapter of the National Association of Accountants. In 1984, 1985 and 1988 he served as a director and on the board of that organization. He received a BBA from Southern Methodist University with majors in business statistics and marketing.

Mr. Scott Lowden is a director of the Company. He is primarily engaged in the practice of law in Dallas, Texas, with Bennack & Lowden, LLP. Mr. Lowden has practiced law since 1967. He is a member of the bars of Texas, North Carolina, and Massachusetts. He has served as an executive and the head of legal departments for two Fortune 100 companies and was first listed in Who's Who in America in 1982 and in Who's Who in American Law in 1983. His practice concentrates on corporate and international law, mergers and acquisitions, corporate governance, and mediation of legal disputes. Mr. Lowden has published law review articles and articles in The Business Lawyer and The Texas Lawyer on subjects ranging from international trade to the use of mediation to resolve internal and external corporate conflicts. He is a frequent lecturer at universities and bar association events on a variety of corporate and international legal subjects.

Mr. Lowden is a member of the Dallas Bar Association, and is a member of this association's Sections of Alternative Dispute Resolution, Business Litigation, Corporate Counsel (Council member), and International Law (Council member). He served as Chairman of the association's Law Day Committee in 1999.

Mr. Lowden received his JD from Harvard Law School in 1966; was a Fulbright Fellow, University of Madrid, Spain, 1963; and attended Wesleyan University, Middletown, Connecticut, receiving a degree in 1962.

Mr. Greg Allen has been a director of the Company since March 15, 1999. He was a founder of Reliance Technologies and Tophernet in 1995 and currently serves as a director and the Chief Executive Officer and President of these entities. Mr. Allen serves the Company, Reliance Technologies, Tophernet, Priority One, Chinasoft and China Partners as Chief Operations Officer.

From October 1994, until September 1995, he was a software manager with Canmax Retail Systems.

Mr. Allen received a Bachelor of Science Degree in Computer Science from Texas A&M University in 1991. He also took courses towards obtaining a Master of Science Degree in Computer Science from East Texas State University, but did not complete the degree.

Ms. Xu Ling has been a director of the Company since January 14, 2000. She graduated in 1983 with Bachelors degree in from Yan Jing Overseas Chinese University. She is currently the general manager of Asia-European Bridge Corporation, Ltd. This firm specializes in international business transactions primarily in the high technology sector. Mrs Xu also provides consulting to foriegn businesses who seek to do business in the Chinese market.

Mr. Chang Guomin has been a director of the company since January 14, 2000. He is currently Chairman of CCSoft Technology Developing Co., Ltd CCSoft provides outsource software development services to many companies in China, including China Telecom and China Unicom. He is also Chairman of KWOK Man Group. KWOK Man Group holds significant real estate investments in China and Austrailia.

Employment Agreements:

Mr. Allen entered into an agreement with the Company beginning October 1, 1999, the initial term of which expired on March 31, 2000. The agreement is automatically extended for additional six month terms unless either the Company or Mr. Allen elect to terminate the agreement by giving 30 day's written notice prior to lapse of the initial or any subsequent term. Under the agreement, Mr. Allen has agreed to serve as President and a member of the Board of Directors of the Company and of certain of its subsidiaries. The agreement provides a base salary of $85,000 per annum during the initial term and any subsequent extension. The base salary is subject to review by the board from time to time, but not less frequently than at the end of each fiscal year. In addition to the base salary, the Company may pay Mr. Allen a bonus in accordance with the sole and unconditioned discretion of the board. Mr. Allen is also entitled to participate in the 1999 Stock Option and Stock Award Plan of the Company. He received, effective on execution of the Agreement, an option to acquire 25,000 shares of the Company's common stock. Mr. Allen effective automatically exercised the option January 1, 2000, in lieu of a bonus for the year ended December 31, 1999. The option price was $2.125 per share, the market price for the common stock on the date of the Agreement. Mr. Allen paid the price through the delivery of services for the period beginning October 1, 1999, and ending December 31, 1999. The option vested on December 31, 1999. Mr. Allen also received, effective on execution of the agreement, an option to acquire 475,000 shares of the Company's common stock during a five year period beginning April 1, 2000, and ending March 31, 2005, at a price of $2.215 per share, that being the market price for such stock on the date of the Agreement. This option vested on March 31, 2000.

Mr. Harris entered into an agreement with the Company beginning October 1, 1999, the initial term of which expired on March 31, 2000. The agreement is automatically extended for additional six month terms unless either the Company or the Mr. Harris elect to terminate this Agreement by giving 30 day's written notice prior to lapse of the initial or any subsequent term. Under the agreement, Mr. Harris has agreed to serve as Chief Executive Officer and a member of the Board of Directors of the Company and of certain of its subsidiaries. The agreement provides a base salary of $85,000 per annum during the initial term and any subsequent extension. The base salary is subject to review by the board from time to time, but not less frequently than at the end of each fiscal year. In addition to the base salary, the Company may pay Mr. Harris a bonus in accordance with the sole and unconditioned discretion of the board. Mr. Harris is also entitled to participate in the 1999 Stock Option and Stock Award Plan of the Company. He received, effective on execution of the Agreement, an option to acquire 25,000 shares of the Company's common stock. Mr. Harris effective automatically exercised the option January 1, 2000, in lieu of a bonus for the year ended December 31, 1999. The option price was $2.125 per share, the market price for the common stock on the date of the Agreement. Mr. Harris paid the price through the delivery of services for the period beginning October 1, 1999, and ending December 31, 1999. The option vested on December 31, 1999. Mr. Harris also received, effective on execution of the agreement, an option to acquire 500,000 shares of the Company's common stock during a five year period beginning April 1, 2000, and ending March 31, 2005, at a price of $2.215 per share, that being the market price for such stock on the date of the Agreement. This option vested on March 31, 2000.

Item 11. Security Ownership of Management and Certain Others: Based on information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of April 6, 2000, the shares of Common Stock owned by each current director, by directors and executive officers as a Group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

  Title of       Name of           Number of    Percent of
   Class      Beneficial Owner      Shares        Class(1)
   -----      ----------------      ------        --------

Common Stock   Bart S Fisher     6,214,706(3)     10.97%

Common Stock   J. Patrick Dowd   4,255,982(3)      7.51%

Common Stock   John Harris          25,000(4)        (2)

Common Stock   Greg Allen          461,577(4)        (2)

Common Stock   Xu Ling           3,000,000(5)      5.29%

Common Stock   Chang Guomin      6,214,706(5)     10.97%

Common Stock   Lynn Elliott      3,496,050         6.17%

Common Stock   Cynthia Jared     3,496,050         6.17%

Common Stock   R. Wayne Duke     3,446,050         6.08%

Common Stock   Rick Williamson   4,233,200         7.47%

Common Stock   Cyberquest, Ltd.  2,699,000         4.76%

Common Stock   Scott Lowden            -0-           (2)

Common Stock   Dan Groves              -0-           (2)

Directors and Executive         20,171,971        35.60%
Officers as a Group:

(1) Based on approximately 56,661,857 shares of common stock issued and outstanding on March 22, 2000.

(2) Less than 1%

(3) Does not include options to acquire up to 600,000 shares of common stock each at a price of $2.125 per share, which are owned by Messrs. Fisher and Dowd. These options are currently exercisable. Mr. Dowd's figure includes 1,800,000 shares held as custodian for his minor children. Mr. Dowd disclaims beneficial ownership of his childrens' shares.

(4) Does not include options to acquire 475,000 shares each by Messrs. Harris and Allen. The options are currently available for exercise, and the strike price per share is $2.125. The options have five-year terms, which began April 1, 2000.

(5) Does not include options to acquire 50,000 and 750,000 shares, respectively, by Ms. Xu and Mr. Chang. The options are currently available for exercise, and the strike price per share is $2.125. The options have five-years terms.

Item 12. Certain Transactions:

This item is not applicable.

Item 13. Exhibits and Reports on Form 8-K:

(a) Exhibits:

10.3 Allen Employment Agreement

10.4 Harris Employment Agreement

10.5 ChinaSoft Acquisition Agreement (Included in Form 8-KSB set forth in (b) below.

(b) Forms 8-KSB: Form 8-KSB dated December 22, 1999

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Addison, State of Texas, on the 18th day of April 2000.

CBQ, INC.
(Registrant)

/s/ John Harris
---------------
John Harris, Chief Executive Officer

/s/ John Harris
---------------
John Harris, Chief Financial Officer
 And Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following person on behalf of the registrant has signed this report below in the capacity on this 18th day of April 2000.

/s/ Bart Fisher
---------------
Bart Fisher, Director

/s/ John Harris
---------------
John Harris, Director

/s/ J. Patrick Dowd
-------------------
J. Patrick Dowd, Director

/s/ Greg Allen
--------------
Greg Allen, Director

/s/ Xu Ling
-----------
Xu Ling, Director

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 8 KSB
                                 CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                December 22, 1999
                                -----------------
                                (Date of Report)

                                    CBQ, Inc.
                                    ---------
             (Exact name of registrant as specified in its charter)

                                    Colorado
                                    --------
                 (State or other jurisdiction of incorporation)

      33-14707-NY                                        84-1047159
      -----------                                        ----------
(Commission File Number)                    (IRS Employer Identification Number)


             4851 Keller Springs Rd., Ste. 228, Dallas, Texas 75248
             ------------------------------------------------------
          (Address of principal executive offices including zip code)


                                 (972) 732-1100
                                 --------------
               (Registrant's telephone number including area code)

                                 Not Applicable
          -----------------------------------------------------------
         (Former name or former address, if changed since last report)

Item 1. Change in Control of Registrant: See Item 5, below.

Item 2. Acquisition or Disposition of Assets: See Item 5, below.

Item 3. Bankruptcy or Receivership: Not Applicable.

Item 4. Changes in Registrant's Certifying Accountant: Not Applicable.

Item 5. Other Events: Acquisition of CyberQuest, Inc.

Reorganization Agreement: On December 22, 1999, CBQ, Inc., a Colorado corporation (CBQI or the Company), entered into a reorganization agreement (Reorganization Agreement) with ChinaSoft, Inc., District of Columbia corporation (ChinaSoft), and the shareholders of ChinaSoft. The Reorganization Agreement resulted in the Company agreeing to acquire all of the outstanding stock of ChinaSoft in a stock-for-stock exchange. Consummation of the acquisition is subject to a due diligence period discussed immediately below. If the acquisition is consummated, ChinaSoft will become a wholly-owned subsidiary of the Company and the shareholders of ChinaSoft will acquire a controlling interest in the Company. The reorganization has been structured as a tax-free triangular merger.

The closing of the acquisition of ChinaSoft has been scheduled to take place at the offices of Porter, Wright, Morris & Arthur at 1667 K Street NW, Suite 1100, Washington, D.C. Closing will occur on the conclusion of certain due diligence by both parties. This due diligence must be completed by the close of business on January 14, 2000. The Reorganization Agreement provides that the Company and ChinaSoft each may conduct whatever due diligence they feel necessary to verify the truth and accuracy of the various representations and warranties made to one another in the Reorganization Agreement. Either party has the right to rescind the Reorganization Agreement in case of a material breach.

The Reorganization Agreement does not require a change of either the name or the outstanding capitalization of the Company.

The Company, under the Reorganization Agreement, will issue and deliver at closing approximately thirty million shares of its restricted common stock to the shareholders of ChinaSoft on a pro rata basis. The shares issued will constitute no less than 51% of the outstanding proprietary interest of CBQI on a fully diluted basis immediately after their issuance and delivery. The CBQI Shares will have been fully paid for and will be non assessable and restricted, as defined in Regulation D and Rule 144 of the Securities Act of 1933, as amended.

Concurrent with the execution and deliver of the Reorganization Agreement, Mr. William J. Flannery and Ms. Barbara Reihl resigned as directors, leaving Messrs. John Harris, Greg Allen and Richard Schwartz as the sole remaining directors. The executive officers of the Company remained unchanged. If closing occurs, four additional directors will be appointed. These will be Mr. Bart S. Fisher (who shall also act as Chairman), Mr. J. Patrick Dowd, Ms. Song Zhi De, and Mr. Chang Guomin. The current executive officers of the Company will remain unchanged immediately subsequent to closing. The directors of ChinaSoft, immediately subsequent to closing, will be Bart S. Fisher (who shall also act as Chairman), Song Zhi De and Xu Ying.

Overview of ChinaSoft:

     Founding and Business Summary: ChinaSoft was incorporated to promote the export of Chinese software services and solutions to the U.S. market. Eventually ChinaSoft will spin out and be its own entity, at which time it will make an initial public stock offering on the U.S. and Hong Kong exchanges. Recently, ChinaSoft and Beijing Zhongruan Zhixun Technology Development Co., Ltd., the marketing affiliate of the China National Software & Service Technologies Company (CS&S, an arm of the Chinese government), entered into a joint venture.

     Strategic Management Team: Bart S. Fisher, Chairman of the Board. Mr. Fisher is Counsel with the law firm of Porter, Wright, Morris & Arthur in Washington, DC. From 1972 through April, 1994, he practiced law with Patton, Boggs in Washington, DC, where he was a partner as of January 1, 1978. While at Patton Boggs he was on the Management Committee and Chair of the International Trade Practice Group. From May, 1994, until August 1, 1995, he was a partner with the law firm Arent Fox Kintner Plotkin & Kahn in Washington, DC.

He attended Harvard Law School (JD 1972), The Johns Hopkins School of Advanced International Studies in Washington, DC, and Bologna, Italy (MA 1967 and PhD
1970) and Washington University (BA 1963). He was elected to Phi Beta Kappa at Washington University, and awarded the Brookings Institution Fellowship in 1968.

Dr. Fisher is an Adjunct Professor in International Relations at the Georgetown University School of Foreign Service, and has been a Professorial Lecturer in International Relations at The Johns Hopkins School of Advanced International Studies, and Senior Lecturer in International Transactions at the International Institute of George Mason University. He was a Fellow in the Foreign Policy Studies Division at the Brookings Institute (1968 to 1969).

He is a member of the International Bar Association and an ex-officio member of the Board of Governors, International Practice Section, Virginia State Bar. He serves on the Program Committee of Georgetown University Leadership Seminar, which he co-founded in 1981, as a Director of The Institute at Mars Hill College, as a participating member of the International Trade Working Group of the President's Council on Year 2000 Conversion, and is a nationally syndicated columnist for NewsUSA.

He is Managing Partner of Capital House Merchant Banking, LLC, and President of Capital Baseball, Inc. From 1991-1994 he was Vice President of the Prince William Cannons Professional Baseball Club and a member of its Board of Directors. He formerly served as a Director of Total Health, a New York-based health maintenance organization.

He is a member of the Board of Directors of the National Marrow Donor Program, The Marrow Foundation, and the Aplastic Anemia Foundation (which he founded in
1983), and has served as President of the Aplastic Anemia Foundation. He is a member of the American Legion Parkville Post.

Dr. Fisher is listed in Who's Who in the World, Who's Who in American Law, and Who's Who in America.

The biographies for Mr. J. Patrick Dowd, Ms. Song Zhi De, and Mr. Chang Guomin are currently being prepared.

     Market Analysis: The U.S. market for software is very large, as is the market for software in China. ChinaSoft will seek to provide software solutions for both the U.S. and China markets. ChinaSoft will focus initially on applications in the telecommunications area.

     Market Opportunity: ChinaSoft intends to benefit from its relationships in China in both an export and import capacity. Along with the exportation of Chinese software services and solutions, ChinaSoft wants to help U.S. companies engaging in joint ventures in China with software projects in China. ChinaSoft will compete with India's market for offshore engineering solutions. China has a competitive advantage in the labor market for software engineers. A college graduate in China earns just $3,000 a year as a programmer compared to the over $60,000 per year earned by U.S. graduates.

ChinaSoft plans to export Chinese software services and solutions over the Internet. In this manner, U.S. companies can easily access Chinese engineers for projects. The time difference between the United States and China will be a beneficial factor in this regard. Chinese engineers can work on projects while U.S. customers are asleep and, in some cases, have it delivered by morning.

     Target Market: The target market will consist of two types of customers:
(1) people who want to do IT work in China who currently go to India, and (2) direct customers that have a shortage of IT people. Prospective customers include KPMG, Motorola, and CyberCash.

     Market Size: China is a market with 1.3 billion people, with per capita incomes varying substantially depending on the part of the country surveyed. Initially, ChianSoft will focus on the coastal provinces including Beijing, Shanghai, Shandong, and Fujian. The per capita income in the coastal areas of China is around $1,000 per person. It is on the order of $300 per capita for the inland provinces, which will be a later target of opportunity.

     Business Strategy: ChinaSoft plans to pursue its business in China on three different levels. First and foremost, ChinaSoft will promote the exportation of Chinese software services and solutions. Second, ChinaSoft hopes to become an Internet Service Provider (ISP) in China. Currently, there are only a few ISPs, including the Government of China. There is no foreign investment in the Chinese Internet except for the WTO. ChinaSoft may invest up to 50 percent in a Chinese Internet company. ChinaSoft believes that it can compete in the area of e-payments. Finally, ChinaSoft hopes to compete in the telecommunications industry in China by entering into wireless web market.

ChinaSoft also plans to sell software and software solutions on the Internet through ChinaSoftInternational.com.

     Strategic Relationships: ChinaSoft's key strategic relationship is its joint venture with China National Computer Software & Technology Service Corporation/Beijing Zhongruan Zhixun Technology Development Co., Ltd., which is a marketing arm of China National Compurter Software & Technology Service Corporation ("CS&S"). The Chairman of the Board of Beijing Zhongruan Zhixun Technology Development Co., Ltd. is Chang Guomin, who has very good relationships with the Government of China and the business community within China.

     Intellectual Property: The key intellectual property possessed by ChinaSoft is know-how related to computer programming.

Item 6. Resignation of Registrant's Directors: Not Applicable.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits: Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


CBQ, Inc.
(Registrant)


By: /s/ John Harris
   ------------------------------------
   John Harris, Chief Executive Officer


Date: January 6, 1999