Form 10QSB
period 2000-03-31
CBQ INC
filed 2000-05-22
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 33-4707-NY

                                    CBQ, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)


                Colorado                                        84-1047159
                --------                                        ----------
      (State or other jurisdiction                           (I.R.S. employer
    of incorporation or organization)                     identification number)

        4851 Keller Springs Dr.                                    75001
        -----------------------                                    -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: (972) 732-1100

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 18, 2000, there were approximately 56,912,337 shares outstanding.

I. PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,       December 31,
                                                     2000              1999
                                                     ----              ----
                                                  (Unaudited)
Assets:
Current Assets:
 Cash                                            $     20,354      $     37,812
 Accounts Receivable                                   97,094            75,692
                                                 ------------      ------------
Total Current Assets                             $    117,448      $    102,905
Equipment, at cost (net at March 31)
 Computers and related equipment                      220,209           219,518
 Furniture and fixtures                                12,955            11,964
 Software                                               5,289             5,289
                                                 ------------      ------------
                                                      238,453           236,771
 Less accumulated depreciation                        141,768           128,213
                                                 ------------      ------------
                                                       96,685           108,558
Other assets (net):
Organization costs                                      9,133             9,458
 Goodwill                                          57,815,136           333,508
 Investments                                           46,163            46,163
                                                 ------------      ------------
Total Assets                                     $ 58,084,565      $    611,191
                                                 ============      ============
Liabilities and Stockholders' Equity :
Current Liabilities:
 Note, payable, bank, unsecured                  $       --        $      2,610
 Accounts payable                                     166,427           153,071
 Accrued expenses                                      22,422            13,362
 Deferred revenues                                     38,500            37,567
 Due to related party                                   1,215             1,215
                                                 ------------      ------------
Total Current Liabilities                        $    228,553      $    207,825
                                                 ============      ============
Long-term liabilities:
 Notes Payable to Bank                                                  116,718
 Notes to shareholders                                 71,958            85,000
                                                 ------------      ------------
Total Long-term liabilities                           167,295           201,718
                                                 ============      ============

Stockholders' Equity:
 Preferred stock, 70,000 shares issued                     70                70
 Common stock,
  issued at March 31, 56,912,337                        5,691             2,679
  issued at December 31, 26,790,769

 Additional paid-in capital                        61,068,103           812,783
 Accumulated deficit                               (3,289,810)         (613,884)
                                                 ------------      ------------
Total stockholders' equity (deficit)               57,784,565           201,648
                                                 ------------      ------------
Total liabilities and stockholders'
 equity (deficit)                                $ 58,084,565      $    611,191
                                                 ============      ============


See accompanying Notes to Financial Statements

                           CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                        2000             1999
                                                        ----             ----
Revenues                                         $    219,916      $     18,852
Costs and expenses
 Costs of revenues                                        849             7,232
 Sales and marketing                                    9,832            19,070
 General and administrative                           337,927           106,063
 Depreciation and amortization                      2,531,771            21,209
 Interest expense                                       1,548             1,847
                                                 ------------      ------------
                                                    2,881,927           155,421

Net income (loss)                                $ (2,662,011)     $   (136,569)
                                                 ============      ============
Net income (loss) per common share                          *                 *

Weighted average number of
 common shares outstanding                         52,242,494        20,278,432

* Less than $.01 per share




See accompanying Notes to Financial Statements

                           CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2000            1999
                                                        ----            ----
OPERATING ACTIVITIES:
  Net (loss)                                       $ (2,584,212)   $   (136,569)
Adjustments necessary to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                       2,531,771          21,209
  Decrease (increase) in accounts receivable             26,264          (2,075)
  (Increase) in other current assets                       --            (2,260)
  Decrease in deposits receivable                          --             7,259
  Decrease in accounts payable                          (27,793)        (23,043)
  Increase in royalties payable                            --            50,000
  Increase (decrease) in other accrued expenses           9,049         (24,322)
  Increase in deferred revenues                             933           7,434
  Decrease in officer advances                             --            (2,575)
  Decrease in sales tax payable                            --              (941)
                                                   ------------    ------------
Net cash used in operating activities                  (169,453)       (105,883)
INVESTING ACTIVITIES:
  Acquisition of equipment                               (1,682)           --
  Net assets acquired in acquisition of
   Reliance Technologies, Inc.                             --          (261,178)
  Net assets acquired in acquisition of
   ChinaSoft, Inc.                                  (60,000,000)           --
                                                   ------------    ------------
  Net cash used in operating activities             (60,001,682)       (261,178)
FINANCING ACTIVITIES:
  Restricted common stock issued in
   acquisition of Reliance Technologies                                 261,743
  Restricted common stock issued in
   acquisition of ChinaSoft, Inc.                    60,000,000
  Restricted common stock issued in
   exercise of stock options                            258,332
  Loans from shareholders                                                30,355
  Repayment of notes payable                           (104,565)           (526)
                                                   ------------    ------------
  Net cash used in operating activities              60,153,677         291,572
                                                   ------------    ------------

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS                           (17,458)        (75,489)
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                                     37,812          97,907
                                                   ------------    ------------
 END OF PERIOD                                     $     20,354    $     22,418
                                                   ============    ============


See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

Basis of Presentation: In the opinion of management of CBQ, Inc. (CBQI or the Company), the accompanying consolidated financial statements, which have not been audited by independent certified public accounts, contain all adjustments necessary to present fairly the Company's consolidated financial position, results of its operations, and its cash flows for the periods reported. The consolidated financial statements contain the accounts of the Company and its subsidiaries. The statement of operations for the three months ended March 31, 2000 reflects the operations of the Company and all of its subsidiaries (Cyberquest, Inc, Reliance Technologies, Inc. and its subsidiaries, and Priority One Electronic Commerce Corporation). The statement of operations for the three months ended March 31, 1999 reflects the results of Reliance Technologies, Inc., and its subsidiaries for the period from March 15, 1999 (date of acquisition) to March 31, 1999. All significant intercompany balances and transactions have been eliminated. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for a full year.

Note 1. Organization and Nature of Business: CBQ, Inc., (formerly Freedom Funding, Inc.) a Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989. Since inception, the Company has been in the development stage. The Company's primary intended activity is to engage in all aspects of review and evaluation of private companies, partnerships or sole proprietorships for the purpose of completing mergers or acquisitions with the Company, and to engage in mergers and acquisitions with any or all varieties of private entities. On November 18, 1998, the Company acquired a wholly-owned subsidiary, CyberQuest, Inc., which had recently purchased the assets and business of CyberQuest, Ltd. The Company on March 15, 1999, acquired all of the outstanding shares of Reliance Technologies, Inc., a privately-held Texas corporation (Reliance), in a tax free exchange. Reliance was acquired solely for the issuance of 1,000,000 restricted common shares of the Company. The Company on April 9, 1999, acquired all of the outstanding shares of Priority One Electronic Commerce Corp., a privately held Pennsylvania corporation (Priority One), in a tax free exchange. Priority One was acquired solely for the issuance of 900,000 restricted common shares of the Company.

Note 2. A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's previous filings under the Exchange Act.

Note 3. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 4. The Company has not declared or paid dividends on its common shares since inception.

Note 5. The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 6. Income taxes have not been provided for in that the Company has not had a tax liability from inception through the date of this filing, due to operating losses.


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

Results of Operations:

Acquisition of CyberQuest: On November 19, 1998, CBQ, Inc., formerly known as Freedom Funding, Inc., a Colorado corporation (Company), entered into a reorganization agreement (Reorganization Agreement) with CyberQuest, Inc., a Colorado corporation (CyberQuest), as well as the shareholders of CyberQuest, pursuant to which the Company acquired all of the outstanding proprietary interest of CyberQuest in a stock for stock exchange which resulted in CyberQuest becoming a wholly owned subsidiary of the Company and the shareholders of CyberQuest acquiring control of the Company through their stock ownership. The Company, under the Reorganization Agreement, issued 18,000,000 common shares and 70,000 shares of the Class A: Redeemable, Convertible Preferred Stock of the Company to the shareholders of CyberQuest in exchange for the issued and outstanding shares of this subsidiary. CyberQuest was a wholly-owned subsidiary of the Company during each of the fiscal 1999 and fiscal 2000 periods under discussion.

Acquisition of Reliance Technologies: On March 15, 1999, the Company acquired Reliance Technologies, Inc., a privately held Texas corporation (Reliance Technologies), solely in exchange for 1,000,000 shares of common stock. Further, the Company established a stock option plan for the employees of Reliance Technologies which allowed them to acquire up to 100,000 shares of common stock at market when the options were granted. Reliance Technologies owns Tophernet, Inc., as a wholly-owned subsidiary. The results of operations for Reliance Technologies were included only from March 15, 1999, through March 31, 1999, but were included for all of the first quarter of fiscal 2000.

Acquisition of POECC: On April 14, 1999, the Company acquired all of the outstanding shares of Priority One Electronic Commerce Corporation, a privately-held Pennsylvanian corporation (POECC), in a tax free exchange. POECC was acquired solely for the issuance of 900,000 restricted common shares of the Company. Concurrently with the closing, the Company engaged the president of POECC, Mr. Sidney Lieberman, as a consultant. Mr. Lieberman, in accordance with the terms of his consulting agreement was granted an option to acquire 100,000 common shares of the Company at the market price therefor on the date of closing, which was then $3.00 per share. The common shares which the Company optioned to Mr. Lieberman on exercise of his option were registered under the Securities Act of 1933. Mr. Lieberman also agreed to serve on the board of directors for the Company. Mr. Lieberman fulfilled his consulting contract and subsequently resigned from the board. The results of POECC's operations are not included for the first quarter of fiscal 1999, but are included for the first quarter of fiscal 2000.

Acquisition of GLP: On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC, a privately-held Texas limited liability company (GLP), in a tax free exchange. This interest was acquired solely for the issuance of 4,233,200 restricted common shares of the Company. Concurrenty with the closing, Mr. Richard Williamson assumed the positions of Chairman of the Board of Directors, CEO and President of the Company, and GLP assumed operational control of the Company. Mr. Williamson subsequently resigned all positions with the Company. The results of GLP's operations are not included in this report because the Company does not own 20% or more of this entity.

Acquisition of ChinaSoft: On December 22, 1999, the Company entered into a reorganization agreement (Reorganization Agreement) with ChinaSoft, Inc., a District of Columbia corporation (ChinaSoft), as well as all of the shareholders of ChinaSoft. The Reorganization Agreement resulted in the Company agreeing to acquire all of the outstanding stock of ChinaSoft in a stock-for-stock exchange. Consummation of the acquisition was subject to a due diligence period which concluded on January 14, 2000. On the closing date ChinaSoft became a wholly-owned subsidiary of the Company, and the shareholders of ChinaSoft acquired a controlling interest in the Company. The reorganization was structured as a tax-free triangular merger. The Company, under the Reorganization Agreement, issued and delivered approximately thirty million shares of its restricted common stock to the shareholders of ChinaSoft on a pro rata basis. The shares constituted approximately 51% of the outstanding proprietary interest of the Company on a fully diluted basis immediately after their issuance and delivery. Concurrent with and subsequent to the execution and delivery of the Reorganization Agreement, several directors resigned and new directors were appointed; however, the executive officers of the Company remained unchanged. The results of ChinaSoft's operations are not included for the first quarter of fiscal 1999, but are included for the first quarter of fiscal 2000.

The assets of the Company are substantially comprised of the value of the shares of ChinaSoft acquired by CBQ.. This is reflected in the balance sheet under goodwill in the asset section and as paid in capital under the equity section. The operations of the Company, on a consolidated basis with it subsidiaries, was substantially impacted from the amortization of this goodwill during the period at issue, which increased operating losses and impacted the accumulated deficit on the balance sheet. This amortization did not, however, impact cash flows.

Present Business of the Company and its Subsidiaries: The Company and its consolidated subsidiaries, (collectively, CBQ or the Company and the subsidiaries) develop and operate Internet service businesses. The Company's internet strategy includes the internal development and operation of majority-owned subsidiaries, as well as taking strategic positions in other Internet companies that have demonstrated synergies with CBQ's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic Internet business relationships among the subsidiaries in its portfolio. Management anticipates that a substantial portion of its efforts will be devoted for the near term in the development of the business of ChinaSoft.

Operations of ChinaSoft: ChinaSoft's joint venture partner in China is CCSoft Technology Development Company (CCSoft). ChinaSoft began during the first quarter of fiscal 2000 to market services of the joint venutre outside China. No revenues have yet been generated as a result of these efforts. These services include software development for enterprise computing and Internet development services. ChinaSoft, as a result of this joint venture, gained significant software development expertise and large-scale project capabilities, supported by a staff of several thousand programmers. This resource represents a high-quality, extremely competitive value for business in the United States and elsewhere who want to take advantage of offshore software development. ChinaSoft serves as the distributor of the e-business solutions of CCSoft and China National Software & Technology Service Corporation (CS&S). CS&S is a state-owned company of the People's Republic of China that provides software, integrated computer solutions and service to the 6,000 state-owned enterprises in China. CS&S is among the top ten systems integrators in China and the top 100 electronic companies in China. CBQ has also begun to offer services in China, including versions of current services and new services tailored to specific opportunities. No revenues have yet been gained from these efforts, however. ChinaSoft uses traditional and Internet-based marketing channels and develop a strong sales effort. On January 19, 2000, a marketing alliance with TechnologyNet.com was launched that will introduce CBQ to 25,000 resellers of IT services in 103 countries.

Operations of China Partners: This subsidiary was formed by CBQ to support Chinapartners.net, an Internet trade portal for business-to-business e-commerce and trade development services. Chinapartners.net is the first trade portal that supports both Chinese and U.S. languages and currencies to facilitate business transactions between Chinese and U.S. companies. Additionally, China Partners works with state-owned trading companies and private exporters in China to promote sales to the U.S. market of new product offerings from China. Imports from China are distributed directly to U.S. retailers using the Chinapartners.net portal. Chinapartners.net provides language translation, currency translation and trade development services directly from this portal. China Partners sponsors trade delegations to China for its members and guides companies that are seeking trade and investment opportunities. The first delegation was organized for January, 2000, in order to firm up Chinese technology and content alliances. Additionally, Chinapartners.net will develop Chinese Language Web sites for its U.S. customers and English language Web sites for its Chinese customers. Chinapartners.net is a logical extension of CBQ's E-Business Marketplace for expansion into the Chinese market, permitting CBQ and other companies to take advantage of high-quality products and services with competitive price advantages. Chinapartners.net, through CBQ's Internet properties PriorityCash.com and PriorityLink.net, supports direct business-to-business e-commerce. CBQ anticipates additional alliances with banks, insurance companies, import/export agencies, attorneys, shipping companies, and other trade-related services in the future.

Operations of Reliance Technologies: Reliance Technologies contributed the significant portion of revenues and operating cash during the first quarter of fiscal 2000. This subsidiary continued its operations as a full-service Internet Web site and e-commerce consulting and development firm. These services included consulting, custom software solutions for Internet applications, network integration, database programming, and administration, Web site hosting, Internet development and dedicated Internet access.

Operations of Priority One Electronic Commerce Corporation: This subsidiary continued to be engaged in the development and implementation of Internet electronic payment technology which allows business to handle electronic funds transfer (EFT) and credit card processing (ACHH) over the Internet. Priority One continued its development of CBQ's primary online electronic transaction enterprise, PriorityCash, which is Linux-compatible using the Red Hat platform for easy deployment, reliability and speed.

In December, 1999, CBQ entered into an agreement with LCI Technology Group N.V. to implement the LCI-SMARTpen security solution for authentication of transaction signatures. The device is a ball-point pen that writes on regular paper and uses biometric sensors to identify individuals with virtually no chance for tampering or error. The pen insures authentication of signatures, as well as time of day and location. PriorityCash.com will use the LCI-SMARTpen to secure credit card transactions and EFTs, with an emphasis on deployment for business use.

Operations of Tophernet: This subsidiary continued in its service as a regional ISP in the Dallas/Ft. Worth area. Its Internet service comprised access, email and home page serving. It offers the following access methods: Dialup, Dedicated, and broadband DSL.

Operations of Internet Properties: BID4IT.COM This product was again launched in 1999 and contributed to operations of CBQ on a consolidated basis with its subsidiaries during the first quarter of fiscal 2000. This interactive market exchange allows customers to auction off industrial products, computers, peripherals, consumer electronics, avionics, collectibles, gifts and more. The bid4it.com system operates like a virtual stock exchange, raising or lowering the asking price of an item based on real-tim demand information. The system can also be integrated with CBQ's EFT and ACHH processing capabilities for seamless transactions online. CBQ entered a partnership with Bidland.com in December of 1999 to re-launch bid4it.com as an innovative resource for business-to-business auctions that facilitates liquidation of excess inventory more profitably than through traditional methods. CBQ has also entered a partnership with Park Royal Galleries, Ltd. to auction luxury items on the site.

Operations of Internet Properties: EMBEDDEDISP.COM CBQ announced plans to launch EmbeddedISP.com in the U.S and abroad in January, 2000. EmbeddedISP.com will offer complete turnkey services to Internet appliance manufacturers and designers. Management believes that the non-PC Internet appliance industry is poised for dramatic growth over the next several years. A recent International Data Corporation study estimates Internet appliances will account for nearly half of all Web access by 2002. The estimated unit size is over 43 million by the end of 2001 and over 150 million units in 2002. The study evaluated the impact of Web-enabled PDAs, video game consoles, telephones and television set-top boxes. EmbeddedISP.com connectivity will allow devices such as television set-top boxes, VCRs, refrigerators, medical devices, game consoles, PDAs, cell phones and other electronic equipment to interact with the Internet through a secure environment. As more devices are Web-enabled, EmbeddedISP.com will offer companies a one-stop resource for connectivity and management of their devices.

Operations of Internet Properties: PRIORITYLINK.NET Due to the changing ISP industry, CBQ launched PriorityLink.net in 1999, which is CBQ's division for all of its Internet access offerings, including digital subscriber line, wireless, high speed, and free dial-up Internet access. These offerings are designed for the business customer and are offered to all CBQ clients, who in turn offer access as an incentive to their customers. PriorityLink.net is an enhanced service offered in partnership with 1stUP.com Corporation (1stup.com) and MyWay.com. Both 1stup.com and MyWay.com are subsidiaries of CMGI, Inc. Through this partnership, CBQ offers unlimited Web access through 1stup.com virtually anywhere in the U.S. or Canada to employees, owners and customers of small to medium sized businesses. Access is free in exchange for keeping a compact, movable navigation bar that carries advertisements and links to CBQ Internet properties and other leading Web sites. This partnership also adds dynamically generated personalized content to PriorityLink.net users, bringing them a more productive and personal online experience. MyWay.com allows mouse click access to up-to-the-minute information about news, stocks, travel, shopping, sports, and more. Users can instantly personalize their start pages content, color, features and design to reflect unique lifestyles and interests. MyWay.com personalization tools have allowed Internet access providers to achieve among the highest retention and duration metrics on the Web today.

Liquidity: Liquidity during the first quarter of fiscal 2000 was primarily generated from the infusion of cash into CBQ by present management through the exercise of stock options.

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

Item 6. Exhibits and Reports on Form S-K: Two Forms 8-KSB were filed by the Company during the period covered by this report. These are each attached as exhibits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of May, 2000.

CBQ, INC. (Registrant)

By: /s/ John Harris
-------------------
John Harris, President and
Chief Executive Officer

By: /s/ John Harris
-------------------
John Harris,Chief Financial
and Accounting Officer and Treasurer