Form 10QSB
period 2000-06-30
CBQ INC
filed 2000-08-25
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 24, 2000, there were approximately 70,000 preferred shares and 69,191,447 common shares outstanding.

Item 1. Financial Statements

                           CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,        December 31,
                                                      2000              1999
                                                      ----              ----
                                                   (Unaudited)
Assets:

Current Assets:
 Cash                                              $     5,073      $    37,812
 Accounts Receivable                                   102,963           75,692
 Other current assets                                   35,000             --
                                                   -----------      -----------
Total Current Assets                               $   143,036      $   113,504
                                                   -----------      -----------
Equipment, at cost (net at June 30)
 Computers and related equipment                       225,916          219,518
 Furniture and fixtures                                  7,351           11,964
 Software                                                5,289            5,289
                                                   -----------      -----------
                                                       238,556          236,771
 Less accumulated depreciation                         166,761          128,213
                                                   -----------      -----------
                                                        71,795          108,558
                                                   -----------      -----------
Other assets (net):
Organization costs                                       8,808            9,458
 Goodwill                                              309,458          333,508
 Investments                                            46,163           46,163
                                                   -----------      -----------
Total Assets                                       $   579,260      $   611,191
                                                   ===========      ===========
Liabilities and Stockholders' Equity :
Current Liabilities:
 Note, payable, bank, unsecured                    $      --        $     2,610
 Accounts payable                                      129,524          153,071
 Accrued expenses                                       18,513           13,362
 Deferred revenues                                      38,500           37,567
 Due to related party                                    1,215            1,215
                                                   -----------      -----------
Total Current Liabilities                          $   187,752      $   207,825
                                                   -----------      -----------

Long-term liabilities:
 Notes Payable to Bank                                     836          116,718
 Notes to shareholders                                  67,560           85,000
                                                   -----------      -----------
Total Long-term liabilities                        $    68,396      $   201,718
                                                   -----------      -----------
Stockholders' Equity:

 Preferred stock, 70,000 shares issued                      70               70
 Common stock,
  issued at June 30, 57,148,267                          5,714            2,679
  issued at December 31, 26,790,769

 Additional paid-in capital                          1,306,207          812,783
 Accumulated deficit                                  (988,879)        (613,884)
                                                   -----------      -----------
Total stockholders' equity (deficit)                   323,112          201,648
                                                   -----------      -----------
Total liabilities and stockholders'
 equity (deficit)                                  $   579,260      $   611,191
                                                   ===========      ===========


See accompanying Notes to Financial Statements

                           CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended June 30,
                                                 -------------------------------
                                                     2000              1999
                                                     ----              ----
Revenues                                         $    116,504      $    179,676
                                                 ------------      ------------
Costs and expenses
 Costs of revenues                                       --              34,772
 Sales and marketing                                   29,686              --
 General and administrative                           254,487           146,783
 Depreciation and amortization                         30,996            25,355
 Interest expense                                         404              --
                                                 ------------      ------------
                                                      315,573           206,910

Net income (loss)                                $   (199,069)     $    (27,234)
                                                 ============      ============
Net income (loss) per common share                          *                 *

Weighted average number of
 common shares outstanding                         57,044,072        24,363,627

* Less than $.01 per share


See accompanying Notes to Financial Statements

                           CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                 -------------------------------
                                                      2000              1999
                                                      ----              ----
Revenues                                         $    336,420      $    198,528
                                                 ------------      ------------
Costs and expenses
 Costs of revenues                                        849            42,004
 Sales and marketing                                   39,518            19,070
 General and administrative                           605,848           252,846
 Depreciation and amortization                         63,248            46,564
 Interest expense                                       1,952             1,847
                                                 ------------      ------------
                                                      711,415           362,331
                                                 ------------      ------------

Net income (loss)                                $   (374,995)     $   (163,803)
                                                 ============      ============
Net income (loss) per common share                          *                 *

Weighted average number of
 common shares outstanding                         52,015,097        22,832,044

* Less than $.01 per share


See accompanying Notes to Financial Statements

                           CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2000          1999
                                                           ----          ----
OPERATING ACTIVITIES:
  Net (loss)                                            $(374,995)    $(163,803)

Adjustments necessary to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                            63,248        46,564
  Decrease (increase) in accounts receivable              (27,270)      (44,789)
  (Increase) in other current assets                      (35,000)       (2,260)
  Decrease in deposits receivable;                           --           7,259
  (Decrease) in accounts payable                          (23,545)      (28,452)
  Increase in royalties payable                              --          50,000
  Increase in other accrued expenses                        5,149         1,140
  Increase in deferred revenues                               933         7,434
  Decrease in officer advances                               --          (2,574)
  Decrease in sales tax payable                              --           4,102
                                                        ---------     ---------
Net cash used in operating activities                    (391,480)     (125,380)
                                                        ---------     ---------

INVESTING ACTIVITIES:
  Acquisition of equipment                                 (1,786)         --
  Net assets acquired in acquisition of
   Reliance Technologies, Inc.                               --        (261,178)
  Net assets acquired in acquisition of
   Priority One Electronic Commerce Corporation              --        (104,026)
   Investment in Global Logistics Partners, LLC                          (1,000)
                                                        ---------     ---------
  Net cash used in investing activities                    (1,786)     (366,204)
                                                        ---------     ---------

FINANCING ACTIVITIES:
  Restricted common stock issued in
   acquisition of Reliance Technologies, Inc.                           261,743
  Restricted common stock issued in
   acquisition of Priority One
   Electronic Commerce Corporation                                      104,026
  Restricted common stock issued for
   investment in Global Logistics Partners, LLC              --           1,000
  Restricted common stock issued in
    merger with ChinaSoft, Inc.                             1,000          --
  Restricted common stock issued in
   exercise of stock options                              495,459
  Loans from shareholders                                                49,516
  Repayment of notes payable                             (135,932)       (4,230)
                                                        ---------     ---------
  Net cash provided in financing activities               360,527       412,055
                                                        ---------     ---------

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS                             (32,739)      (79,529)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                                       37,812        97,907
                                                        ---------     ---------
 END OF PERIOD                                          $   5,073     $  18,378
                                                        =========     =========


See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiary
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

Basis of Presentation: In the opinion of management of CBQ, Inc. (CBQI or the Company), the accompanying consolidated financial statements, which have not been audited by independent certified public accounts, contain all adjustments necessary to present fairly the Company's consolidated financial position, results of its operations, and its cash flows for the periods reported. The consolidated financial statements contain the accounts of the Company and its subsidiaries. The consolidated statement of operations for the three months ended March 31, 2000 reflects the operations of the Company and all of its subsidiaries (ChinaSoft, Inc., Reliance Technologies, Inc. and its subsidiaries, and Priority One Electronic Commerce Corporation). The consolidated statement of operations for the three months ended March 31, 1999 reflects the results of Reliance Technologies, Inc., and its subsidiaries for the period from March 15, 1999 (date of acquisition) to March 31, 1999. All significant intercompany balances and transactions have been eliminated. The consolidated results of operations for the three months ended March 31, 1999 are not necessarily indicative of the consolidated results to be expected for a full year.

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

Note 2. Summary of Significant Accounting Policies: A summary of significant accounting policies is currently on file with the U.S. Securities and Exchange Commission in registrant's previous filings under the Exchange Act.

Note 3. Acquisitions: On November 18, 1998, the Company acquired a wholly-owned subsidiary, CyberQuest, Inc. ("CyberQuest"), which had recently purchased the assets and business of CyberQuest, Ltd. CyberQuest was acquired for the issuance of 18,000,000 restricted common shares, plus 70,000 preferred shares of the Company.

The acquisition of CyberQuest was treated as a reverse acquisition of the Company by CyberQuest. In a reverse acquisition the shareholders of a Company own less than 50% of the post acquisition shares. The shareholders of CyberQuest received approximately 80% of the post acquisition shares of the Company and therefore, CyberQuest is the accounting acquirer. The financial information presented is therefore that of CyberQuest for 1997 and 1998. Common stock and additional paid-in capital have been restated such that the total dollar value of common stock and additional paid-in capital for 1998 is split to reflect the same ratio as the Company's common stock and additional paid-in capital at that time.

On March 15, 1999, the Company acquired all of the outstanding shares of Reliance Technologies, Inc., a privately-held Texas corporation ("Reliance"), in a tax free exchange. Reliance was acquired solely for the issuance of 1,000,000 restricted common shares of the Company. This acquisition was treated as a purchase for accounting purposes.

The Company on April 9, 1999, acquired all of the outstanding shares of Priority One Electronic Commerce Corp., a privately held Pennsylvania corporation ("Priority One"), in a tax free exchange. Priority One was acquired solely for the issuance of 900,000 restricted common shares of the Company. This acquisition was treated as a purchase for accounting purposes.

On January 14, 2000, the Company merged with ChinaSoft, Inc. ("ChinaSoft") in a tax-free, three-way triangular reverse merger. This merger was treated as a pooling of interests for accounting purposes. Since ChinaSoft was formed in September 1999 and had no operations prior to the merger with the Company, no restatement of operations of any prior period is necessary.

Note 4. The loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Note 5. Registrant has not declared or paid dividends on its common shares since inception.

Note 6. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

Note 7. Income taxes have not been provided for in that registrant has not had a tax liability from inception through the date of this filing, due to operating losses.

Note 8. Subsequent Event: On August 7, 2000, the Company acquired all of the outstanding shares of Quantum Net Technologies, Inc., a privately-held Delaware corporation ("Quantum"), in a tax free exchange. Quantum was acquired solely for the issuance of 11,593,180 restricted common shares of the Company. The Company expects to treat this merger as a pooling of interests for accounting purposes.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements with respect to CBQ, Inc., and its consolidated subsidiaries (collectively, CBQ or the Company), their consolidated operations, consolidated financial condition and consolidated liquidity. These statements reflect management's best assessment of a number of risks and uncertainties. The Company's results could differ materially from the results anticipated in these forward-looking statements as a result of a number of factors described in this report and other risks described in the Company's other filings with the Securities and Exchange Commission.

Results of Operations:

As discussed in the following paragraphs, comparability for the first six months of fiscal 2000 with the first six months of 1999 was affected by the number of mergers and acquisitions involving the Company between January 1 and June 30, 1999 and 1998.

CyberQuest, Inc.: CyberQuest was a wholly-owned subsidiary of the Company during each of the fiscal 1999 and fiscal 2000 periods under discussion.

Acquisition of Reliance Technologies: On March 15, 1999, the Company acquired Reliance Technologies, Inc., a privately held Texas corporation (Reliance Technologies), solely in exchange for 1,000,000 shares of common stock. Further, the Company established a stock option plan for the employees of Reliance Technologies which allowed them to acquire up to 100,000 shares of common stock at market when the options were granted. Reliance Technologies owns Tophernet, Inc., as a wholly-owned subsidiary. The results of operations for Reliance Technologies were included only from March 15, 1999, through June 30, 1999, and were included for all of the first six months of fiscal 2000.

Acquisition of Priority One Electronic Commerce Corporation: On April 14, 1999, the Company acquired all of the outstanding shares of Priority One Electronic Commerce Corporation, a privately-held Pennsylvanian corporation (Priority One), in a tax free exchange. Priority One was acquired solely for the issuance of 900,000 restricted common shares of the Company. Concurrently with the closing, the Company engaged the president of Priority One, Mr. Sidney Lieberman, as a consultant. Mr. Lieberman, in accordance with the terms of his consulting agreement was granted an option to acquire 100,000 common shares of the Company at the market price therefor on the date of closing, which was then $3.00 per share. The common shares which the Company optioned to Mr. Lieberman on exercise of his option were registered under the Securities Act of 1933. Mr. Lieberman also agreed to serve on the board of directors for the Company. Mr. Lieberman fulfilled his consulting contract and subsequently resigned from the board. The results of Priority One's operations were included only from April 14, 1999, to June 30, 1999, and were included for all of the first six months of fiscal 2000.

Acquisition of GLP: On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC, a privately-held Texas limited liability company (GLP), in a tax free exchange. This interest was acquired solely for the issuance of 4,233,200 restricted common shares of the Company. Concurrently with the closing, Mr. Richard Williamson assumed the positions of Chairman of the Board of Directors, CEO and President of the Company, and GLP assumed operational control of the Company. Mr. Williamson subsequently resigned all positions with the Company. The Company's investment is accounted for on the cost basis.

Acquisition of ChinaSoft: On January 14, 2000, the Company merged with ChinaSoft, Inc. ("ChinaSoft") in a tax-free, three-way triangular reverse merger. This merger was treated as a pooling of interests for accounting purposes. Since ChinaSoft was formed in September 1999 and had no operations prior to the merger with the Company, no restatement of operations of any prior period is necessary.

Present Business of the Company: The Company develops and operates Internet service businesses. The Company's internet strategy includes the internal development and operation of majority-owned subsidiaries, as well as taking strategic positions in other Internet companies that have demonstrated synergies with CBQ's core businesses. The Company's strategy also envisions and promotes opportunities for synergistic Internet business relationships among the subsidiaries in its portfolio. Management anticipates that a substantial portion of its efforts will be devoted for the near term in the development of the business of ChinaSoft.

Operations of ChinaSoft: ChinaSoft's joint venture partner in China is CCSoft Technology Development Company (CCSoft). ChinaSoft began during the first quarter of fiscal 2000 to market services of the joint venture outside China. No revenues have yet been generated as a result of these efforts. These services include software development for enterprise computing and Internet development services. ChinaSoft, as a result of this joint venture, gained significant software development expertise and large-scale project capabilities, supported by a staff of several thousand programmers. This resource represents a high-quality, extremely competitive value for business in the United States and elsewhere who want to take advantage of offshore software development. ChinaSoft serves as the distributor of the e-business solutions of CCSoft and China National Software & Technology Service Corporation (CS&S). CS&S is a state-owned company of the People's Republic of China that provides software, integrated computer solutions and service to the 6,000 state-owned enterprises in China. CS&S is among the top ten systems integrators in China and the top 100 electronic companies in China. CBQ has also begun to offer services in China, including versions of current services and new services tailored to specific opportunities. No revenues have yet been gained from these efforts, however. ChinaSoft uses traditional and Internet-based marketing channels to develop a strong sales effort. On January 19, 2000, a marketing alliance with TechnologyNet.com was launched that will introduce CBQ to 25,000 resellers of IT services in 103 countries.

Operations of China Partners: This subsidiary was formed by CBQ to support Chinapartners.net, an Internet trade portal for business-to-business e-commerce and trade development services. Chinapartners.net is the first trade portal that supports both Chinese and U.S. languages and currencies to facilitate business transactions between Chinese and U.S. companies. Additionally, China Partners works with state-owned trading companies and private exporters in China to promote sales to the U.S. market of new product offerings from China. Imports from China are distributed directly to U.S. retailers using the Chinapartners.net portal. Chinapartners.net provides language translation, currency translation and trade development services directly from this portal. China Partners sponsors trade delegations to China for its members and guides companies that are seeking trade and investment opportunities. The first delegation was organized for January 2000 in order to firm up Chinese technology and content alliances. Additionally, Chinapartners.net will develop Chinese Language Web sites for its U.S. customers and English language Web sites for its Chinese customers. Chinapartners.net is a logical extension of CBQ's E-Business Marketplace for expansion into the Chinese market, permitting CBQ and other companies to take advantage of high-quality products and services with competitive price advantages. Chinapartners.net, through CBQ's Internet properties PriorityCash.com and PriorityLink.net, supports direct business-to-business e-commerce. CBQ anticipates additional alliances with banks, insurance companies, import/export agencies, attorneys, shipping companies, and other trade-related services in the future.

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

Operations of Priority One Electronic: This subsidiary continued to be engaged in the development and implementation of Internet electronic payment technology which allows business to handle electronic funds transfer (EFT) and credit card processing (ACHH) over the Internet. Priority One continued its development of CBQ's primary online electronic transaction enterprise, PriorityCash.com, which is Linux-compatible using the Red Hat platform for easy deployment, reliability and speed.

In December 1999 CBQ entered into an agreement with LCI Technology Group N.V. to implement the LCI-SMARTpen security solution for authentication of transaction signatures. The device is a ball-point pen that writes on regular paper and uses biometric sensors to identify individuals with virtually no chance for tampering or error. The pen insures authentication of signatures, as well as time of day and location. PriorityCash.com will use the LCI-SMARTpen to secure credit card transactions and EFTs, with an emphasis on deployment for business use.

Operations of Tophernet: This subsidiary continued in its service as a regional ISP in the Dallas/Ft. Worth area. Its Internet service is comprised of access, email and home page serving. It offers the following access methods: Dialup, Dedicated, and broadband DSL.

Operations of Internet Properties: (BID4IT.COM) This product was again launched in 1999 and contributed to operations of CBQ on a consolidated basis with its subsidiaries during the first quarter of fiscal 2000. This interactive market exchange allows customers to auction off industrial products, computers, peripherals, consumer electronics, avionics, collectibles, gifts and more. The bid4it.com system operates like a virtual stock exchange, raising or lowering the asking price of an item based on real-time demand information. The system can also be integrated with CBQ's EFT and ACHH processing capabilities for seamless transactions online. CBQ entered a partnership with Bidland.com in December of 1999 to re-launch bid4it.com as an innovative resource for business-to-business auctions that facilitates liquidation of excess inventory more profitably than through traditional methods. CBQ has also entered a partnership with Park Royal Galleries, Ltd., to auction luxury items on the site.

Operations of Internet Properties: (EMBEDDEDISP.COM) CBQ announced plans to launch EmbeddedISP.com in the U.S and abroad in January 2000. EmbeddedISP.com will offer complete turnkey services to Internet appliance manufacturers and designers. Management believes that the non-PC Internet appliance industry is poised for dramatic growth over the next several years. A recent International Data Corporation study estimates Internet appliances will account for nearly half of all Web access by 2002. The estimated unit size is over 43 million by the end of 2001 and over 150 million units in 2002. The study evaluated the impact of Web-enabled PDAs, video game consoles, telephones and television set-top boxes. EmbeddedISP.com connectivity will allow devices such as television set-top boxes, VCRs, refrigerators, medical devices, game consoles, PDAs, cell phones and other electronic equipment to interact with the Internet through a secure environment. As more devices are Web-enabled, EmbeddedISP.com will offer companies a one-stop resource for connectivity and management of their devices.

Operations of Internet Properties: (PRIORITYLINK.NET) Due to the changing ISP industry, CBQ launched PriorityLink.net in 1999, which is CBQ's division for all of its Internet access offerings, including digital subscriber line, wireless, high speed, and free dial-up Internet access. These offerings are designed for the business customer and are offered to all CBQ clients, who in turn offer access as an incentive to their customers. PriorityLink.net is an enhanced service offered in partnership with 1stUP.com Corporation (1stup.com) and MyWay.com. Both 1stup.com and MyWay.com are subsidiaries of CMGI, Inc. Through this partnership, CBQ offers unlimited Web access through 1stup.com virtually anywhere in the U.S. or Canada to employees, owners and customers of small to medium sized businesses. Access is free in exchange for keeping a compact, movable navigation bar that carries advertisements and links to CBQ Internet properties and other leading Web sites. This partnership also adds dynamically generated personalized content to PriorityLink.net users, bringing them a more productive and personal online experience. MyWay.com allows mouse click access to up-to-the-minute information about news, stocks, travel, shopping, sports, and more. Users can instantly personalize their start page content, color, features and design to reflect unique lifestyles and interests. MyWay.com personalization tools have allowed Internet access providers to achieve among the highest retention and duration metrics on the Web today.

Liquidity:

Liquidity during the first six months of fiscal 2000 was primarily generated from the infusion of cash into CBQ by present management through the exercise of stock options.

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

Item 6. Exhibits and Reports on Form S-K: The Company did not file any applicable forms during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of May, 2000.

CBQ, INC. (Registrant)



By: /s/ Bart S. Fisher
----------------------
Bart S. Fisher, Chief Executive Officer


By: /s/ Eugene Yano
-------------------
Eugene Yano, Chief Financial Officer