Form 10KSB/A
period 1999-12-31
CBQ INC
filed 2000-09-07
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 24, 2000, there were approximately 69,191,447 common shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

Registrant has elected to restate its financial statements for the following reasons:

1.   The balance sheet was restated to reflect long-term liabilities.

2. The statement of stockholders' equity was revised to reflect 100,000 shares of common stock issued for services in 1998.

3.   The text of the document has not been changed in any material respect.

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

                           CBQ, Inc. and Subsidiaries
                          (a development stage company)

                                 BALANCE SHEETS

                                                              December 31,
                                                         ---------------------
                                                         1999             1998
                                                         ----             ----
Assets:

Current Assets:
 Cash                                                  $ 37,812         $ 97,907
 Account receivable                                     110,692             --

  Less allowance for
       doubtful accounts                                 35,000             --
                                                       --------         --------
                                                         75,692           97,907
                                                       --------         --------
    Total current assets                                113,504           97,907
                                                       --------         --------
Equipment, at cost:
  Computers and
    related equipment                                   219,518           68,905
  Office Equipment                                       11,964            5,954
  Software                                                5,289             --
                                                       --------         --------
Less accumulated depreciation                           128,213           33,960
                                                       --------         --------
                                                        108,558           40,899
                                                       --------         --------
Other assets:
  bid4it technology, net of
    amortization of                                        --             37,500
  Organization costs, less
    amortization of
    $1,434 and $133                                       9,458              667
 Goodwill, less amortization of
    $88,426 and $12,000                                 333,508           48,000
 Deposits                                                  --              7,257
 Investments                                             46,163             --
                                                       --------         --------
Total of other assets                                   389,129           93,424
                                                       --------         --------

Total Assets:                                          $611,191         $232,230
                                                       ========         ========

                           CBQ, Inc. and Subsidiaries
                          (a development stage company)

                                 BALANCE SHEETS
                                  (Continued)

                                                             December 31,
                                                        ---------------------
                                                        1999             1998
                                                        ----             ----
Liabilities and Stockholders' Equity:

Current Liabilities:
  Note Payable, bank, unsecured                      $   2,610             --
  Accounts payable, trade                              128,546        $ 105,918
  Accounts payable, other                               24,525            2,500
  Accrued expenses                                      13,362          110,585
  Unearned income                                       37,567             --
  Due to related income                                  1,215             --
                                                     ---------        ---------
Total Current Liabilities                              207,825          219,003
                                                     ---------        ---------

Long-Term Liabilities:

  Loans from stockholders                              116,718            2,575
  Other                                                 85,000             --
                                                     ---------        ---------
Total Long-Term Liabilities                            201,718            2,575
                                                     ---------        ---------

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

Net income per common shares                    *              *              *

* (Less than $.01 per share)



See accompanying Notes to Financial Statements


                                                   CBQ, Inc. and Subsidiaries
                                                  (a development stage company)

                                               STATEMENTS OF STOCKHOLDER'S EQUITY


                                            Preferred                      Common         Additional
                                  Preferred    Par         Common           Par            Paid-in       Retained
                                    Shares    Value        Shares          Value           Capital       Earnings         Total
                                    ------    -----        ------          -----           -------       --------         -----

Balance at December 31, 1996          --     $  --        2,301,300             230         124,910    $   (125,140)   $       --

Stock issued for services             --        --        6,000,000             600            --              --               600

Net Loss for year ended
  December 31, 1997                   --        --             --              --              --           (55,021)        (55,021)

Balance at December 31, 1997          --        --        8,301,300             830         124,910        (180,161)        (54,421)

Reverse 1:5 Share Split               --        --       (6,125,968)           (613)            613            --              --

Stock issued for services             --        --          100,000              10          54,411            --            54,421

Stock issued for 100% of the
  stock of CyberQuest               70,000        70     18,000,000           1,800          30,361            --            32,231

Net Loss for year ended
  December 31, 1998                   --        --             --              --              --           (21,579)        (21,579)

Balance at December 31, 1998        70,000        70     20,275,332    $      2,027         210,295        (201,740)         10,652

Stock issued for services:

January 12, 1999                      --        --          200,000              20          99,980            --           100,000

February 15, 1999                     --        --          102,235              10          51,107            --            51,117

April 25, 1999                        --        --           80,000               8          39,992            --            40,000

Stock issued for 100% of the
  stock of Reliance Technologies:     --        --        1,000,000             100         261,078            --           261,178

Stock issued for 100% of
  Priority One Electronics
  Commerce:                           --        --          900,002              90         103,936            --           104,026

Stock issued for 19% of
  Global Logistics Partners,
  LLC                                 --        --        4,233,200             424          46,395            --            46,819

Net loss for year ended
  December 31, 1999                   --        --             --              --              --          (412,144)       (412,144)

                                    70,000   $    70     26,790,769    $      2,679    $    812,783    $   (613,884)   $    201,648)
                                    ======   =======   ============    ============    ============    ============    ============

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

10.3 Allen Employment Agreement

10.4 Harris Employment Agreement

10.5 ChinaSoft Acquisition Agreement (Included in Form 8-KSB set forth in (b) below.

(b) Forms 8-KSB: Form 8-KSB dated December 22, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of August, 2000.

CBQ, INC. (Registrant)


By: /s/ Bart S. Fisher
----------------------
Bart S. Fisher, Chairman and Chief Executive Officer


By: /s/ Eugene Yano
-------------------
Eugene Yano, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, the following person on behalf of the registrant has signed this report below in the capacity on this 28th day of August 2000.



/s/ Bart Fisher
---------------
Bart Fisher, Director


/s/ J. Patrick Dowd
-------------------
J. Patrick Dowd, Director


/s/ John Harris
---------------
John Harris, Director


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