Form 10QSB/A
period 2000-03-31
CBQ INC
filed 2000-09-07
CIK 814926

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

Registrant is filing this amended quarterly report for the following reasons:

Registrant has elected to restate its consolidated financial statements as of March 31, 2000 and for the three months then ended. The restated consolidated financial statements reflect Registrant's determination to reflect the merger with ChinaSoft, Inc. as a pooling of interests rather than a purchase, and additional disclosures have been made in the Notes to Consolidated Financial Statements.

Registrant also has elected to revise its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect the revised consolidated financial statements.

Item 1. Financial Statements

                           CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                    March 31,      December 31,
                                                      2000             1999
                                                      ----             ----
                                                   (Unaudited)
Assets:

Current Assets:
 Cash                                              $    21,354      $    37,812
 Accounts Receivable                                    97,094           75,692
                                                   -----------      -----------
Total Current Assets                               $   118,448      $   113,504
                                                   -----------      -----------
Equipment, at cost (net at March 31)
 Computers and related equipment                       220,209          219,518
 Furniture and fixtures                                 12,955           11,964
 Software                                                5,289            5,289
                                                   -----------      -----------
                                                       238,453          236,771
 Less accumulated depreciation                         141,768          128,213
                                                   -----------      -----------
                                                        96,685          108,558
                                                   -----------      -----------
Other assets (net):
Organization costs                                       9,133            9,458
 Goodwill                                              315,136          333,508
 Investments                                            46,163           46,163
                                                   -----------      -----------
Total Assets                                       $   585,565      $   611,191
                                                   ===========      ===========
Liabilities and Stockholders' Equity :
Current Liabilities:
 Note, payable, bank, unsecured                    $      --        $     2,610
 Accounts payable                                      166,427          153,071
 Accrued expenses                                       22,411           13,362
 Deferred revenues                                      38,500           37,567
 Due to related party                                    1,215            1,215
                                                   -----------      -----------
Total Current Liabilities                          $   228,553      $   207,825
                                                   -----------      -----------

Long-term liabilities:
 Notes Payable to Bank                                                  116,718
 Notes to shareholders                                  71,958           85,000
                                                   -----------      -----------
Total Long-term liabilities                             71,958          201,718
                                                   -----------      -----------
Stockholders' Equity:

 Preferred stock, 70,000 shares issued                      70               70
 Common stock,
  issued at March 31, 56,912,337                         5,691            2,679
  issued at December 31, 26,790,769

 Additional paid-in capital                          1,069,103          812,783
 Accumulated deficit                                  (789,810)        (613,884)
                                                   -----------      -----------
Total stockholders' equity (deficit)                   285,054          201,648
                                                   -----------      -----------
Total liabilities and stockholders'
 equity (deficit)                                  $   585,565      $   611,191
                                                   ===========      ===========


See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                     2000               1999
                                                     ----               ----

Revenues                                         $    219,916      $     18,852
                                                 ------------      ------------
Costs and expenses
 Costs of revenues                                        849             7,232
 Sales and marketing                                    9,832            19,070
 General and administrative                           351,361           106,063
 Depreciation and amortization                         32,252            21,209
 Interest expense                                       1,548             1,847
                                                 ------------      ------------
                                                      395,842           155,421

Net income (loss)                                $   (175,926)     $   (136,569)
                                                 ============      ============
Net income (loss) per common share                          *                 *

Weighted average number of
 common shares outstanding                         52,242,494        20,278,432

* Less than $.01 per share


See accompanying Notes to Financial Statements

                            CBQ, Inc. and Subsidiaries
                        (formerly FREEDOM FUNDING, INC.)
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000          1999
                                                         ----          ----
OPERATING ACTIVITIES:
  Net (loss)                                          $(175,926)    $(136,569)

Adjustments necessary to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                          32,252        21,209
  Decrease (increase) in accounts receivable            (21,204)       (2,075)
  (Increase) in other current assets                       --          (2,260)
  Decrease in deposits receivable;                         --           7,259
  Decrease in accounts payable                           13,356       (23,043)
  Increase in royalties payable                            --          50,000
  Increase (decrease) in other accrued expenses           9,060       (24,322)
  Increase in deferred revenues                             933         7,434
  Decrease in officer advances                             --          (2,575)
  Decrease in sales tax payable                            --            (941)
                                                      ---------     ---------
Net cash used in operating activities                  (141,529)     (105,883)
                                                      ---------     ---------

INVESTING ACTIVITIES:
  Acquisition of equipment                               (1,682)         --
  Net assets acquired in acquisition of
   Reliance Technologies, Inc.                             --        (261,178)
                                                      ---------     ---------
  Net cash used in investing activities                  (1,682)     (261,178)
                                                      ---------     ---------

FINANCING ACTIVITIES:
  Restricted common stock issued in
   acquisition of Reliance Technologies, Inc.                         261,743
  Restricted common stock issued in
    merger with ChinaSoft, Inc.                           1,000          --
  Restricted common stock issued in
   exercise of stock options                            258,332
  Loans from shareholders                                              30,355
  Repayment of notes payable                           (132,579)         (526)
                                                      ---------     ---------
  Net cash provided in financing activities             126,753       291,572
                                                      ---------     ---------

NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS                           (16,458)      (75,489)

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                                     37,812        97,907
                                                      ---------     ---------
 END OF PERIOD                                        $  21,354     $  22,418
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

Results of Operations:

Acquisition of CyberQuest: On November 19, 1998, CBQ, Inc., formerly known as Freedom Funding, Inc., a Colorado corporation (Company), entered into a reorganization agreement (Reorganization Agreement) with CyberQuest, Inc., a Colorado corporation (CyberQuest), as well as the shareholders of CyberQuest, pursuant to which the Company acquired all of the outstanding proprietary interest of CyberQuest in a stock for stock exchange which resulted in CyberQuest becoming a wholly owned subsidiary of the Company and the shareholders of CyberQuest acquiring control of the Company through their stock ownership. The Company, under the Reorganization Agreement, issued 18,000,000 common shares and 70,000 shares of the Class A Convertible Preferred Stock of the Company to the shareholders of CyberQuest in exchange for the issued and outstanding shares of this subsidiary. Certain shares of Class A Convertible Preferred Stock is redeemable at the option of the Company at Octboer 23, 2000, 2001 and 2002 CyberQuest was a wholly-owned subsidiary of the Company during each of the fiscal 1999 and fiscal 2000 periods under discussion.

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

Acquisition of ChinaSoft: On December 22, 1999, the Company entered into a reorganization agreement (Reorganization Agreement) with ChinaSoft, Inc., a District of Columbia corporation (ChinaSoft), as well as all of the shareholders of ChinaSoft. The Reorganization Agreement resulted in the Company agreeing to acquire all of the outstanding stock of ChinaSoft in a stock-for-stock exchange. Consummation of the acquisition was subject to a due diligence period which concluded on January 14, 2000. On the closing date ChinaSoft became a wholly-owned subsidiary of the Company, and the shareholders of ChinaSoft acquired a controlling interest in the Company. The reorganization was structured as a tax-free triangular merger. The Company, under the Reorganization Agreement, issued and delivered approximately thirty million shares of its restricted common stock to the shareholders of ChinaSoft on a pro rata basis. The shares constituted approximately 51% of the outstanding proprietary interest of the Company on a fully diluted basis immediately after their issuance and delivery. Concurrent with and subsequent to the execution and delivery of the Reorganization Agreement, several directors resigned and new directors were appointed; however, the executive officers of the Company remained unchanged. As ChinaSoft had no operations from inception until its merger with the Company, no restatement of prior periods consolidated results of operations is necessary.

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