Form 10QSB
period 2000-09-30
CBQ INC
filed 2000-12-11
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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


               10923 McCormick Road, Hunt Valley, Maryland 21031
             ------------------------------------------------------
          (Address of principal executive offices including zip code)


                                 (410) 568-4000
                                 --------------
               (Registrant's telephone number including area code)

                4851 Keller Springs Road Ste 228 Dallas TX 75248
         -----------------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2000, there were 69,946,152 shares of common stock, at $.001 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                            CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                 September 30,   December 31,
                                                     2000            1999
                                                                 (See Note 1)
                                                     ----            ----
Assets:

Current Assets:
  Cash                                           $   466,257     $    38,812
  Notes receivable                                    26,734             --
  Accounts receivable, net                         1,846,219         963,144
  Inventories                                        198,533         254,753
  Other current assets                                54,704             --
                                                 -----------     -----------
      Total current assets                         2,592,447       1,256,709
                                                 -----------     -----------

Equipment, at cost:
  Computers and related equipment                  1,014,404         258,853
  Furniture and fixtures                             475,861         468,152
                                                 -----------     -----------
                                                   1,490,265         727,005
    Less accumulated depreciation                   (663,450)       (317,129)
                                                 -----------     -----------
                                                     826,815         409,876
                                                 -----------     -----------

Other assets:
  Capitalized software, net                          130,482          91,424
  Notes receivable                                    96,923             --
  Organization costs, net                              7,169           6,449
  Goodwill, net                                      904,155          30,785
  Other                                              184,011          25,153
  Investments                                         46,163          46,163
  Net assets of discontinued operations                  --          135,926
                                                 -----------     -----------
                                                   1,365,903         335,900
                                                 -----------     -----------

      Total Assets                               $ 4,788,165     $ 2,002,485
                                                 ===========     ===========


See accompanying Notes to Consolidated Financial Statements

                            CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (Continued)


                                                 September 30,   December 31,
                                                     2000            1999
                                                                 (See Note 1)
                                                     ----            ----
Liabilities and Stockholders' Equity (Deficit):

Current Liabilities:
  Bank overdrafts                                $       --      $   156,996
  Notes payable                                    1,631,704       1,058,110
  Accounts payable                                   822,602         516,951
  Accrued expenses                                   524,803         210,659
  Due to affiliate                                     1,215           1,215
  Due to stockholder                                 400,000         150,000
                                                 -----------     -----------
      Total current liabilities                    3,380,324       2,093,931
                                                 -----------     -----------

Long-term liabilities
  Notes payable                                      128,679             --
  Notes payable to stockholders                    1,766,775         131,775
                                                 -----------     -----------
      Total long-term liabilities                  1,895,454         131,775
                                                 -----------     -----------
      Total liabilities                            5,275,778       2,225,706
                                                 -----------     -----------
Stockholders' Equity (Deficit):
  Preferred stock, $.0001 par value,
   100,000,000 shares authorized,
   70,000 shares issued and outstanding                   70              70
  Common stock, $.0001 par value, 500,000,000
   shares authorized, 26,769,790, shares
   issued and outstanding at December 31;
   69,946,152 shares issued and outstanding
   at September 30                                     6,995           5,049
  Additional paid-in capital                       2,926,502         881,978
  Accumulated deficit                             (3,421,180)     (1,110,318)
                                                 -----------     -----------
      Total stockholders' equity (deficit)          (487,613)       (223,221)
                                                 -----------     -----------
      Total liabilities and
       Stockholders' equity (deficit)            $ 4,788,165     $ 2,002,485
                                                 ===========     ===========


See accompanying Notes to Consolidated Financial Statements

                            CBQ, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended September 30
                                                    2000             1999
                                                                 (See Note 1)
                                                    ----             ----

  Revenues                                      $ 2,754,167     $   311,690

  Costs and expenses:
    Costs of revenues                             2,027,177          67,806
    Sales and marketing                             138,994             -- +
    General and administrative                    1,395,482          77,890
    Depreciation and amortization                   124,845          48,675
    Interest expense                                 89,800          20,673
                                                -----------     -----------
                                                  3,776,298         215,044
                                                -----------     -----------
        Net (loss) income from continuing
         continuing operations before taxes      (1,022,131)         96,646

        Provision for income taxes                      --              --
                                                -----------     -----------
          Net (loss) income
           from continuing operations            (1,022,131)         96,646
                                                -----------     -----------

  Discontinued operations:
        Loss from operations of
         discontinued operations                   (123,884)       (161,207)
        Loss from disposal of
         discontinued operations                    (40,600)            --
                                                -----------     -----------
          Net (loss) from
           discontinued operations                 (164,484)       (161,207)
                                                -----------     -----------
            Net (loss)                          $(1,186,615)    $   (64,561)
                                                ===========     ===========

  Per common share amounts:
    Basic and diluted:
     Continuing operations                      $      (.02)    $       .01
     Discontinued operations                            --             (.01)
                                                -----------     -----------
       Net (loss)                               $       --      $       --
                                                ===========     ===========
  Weighted average number of common
   shares outstanding                            68,175,687     33,754,090


See accompanying Notes to Consolidated Financial Statements

                            CBQ, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Nine Months Ended September 30
                                                    2000             1999
                                                                 (See Note 1)
                                                    ----             ----

  Revenues                                     $  7,844,363     $ 1,864,905

  Costs and expenses:
    Costs of revenues                             6,148,955         472,957
    Sales and marketing                             308,078          15,937
    General and administrative                    2,650,490         896,042
    Depreciation and amortization                   274,287         135,692
    Interest expense                                234,633          54,599
                                                -----------     -----------
                                                  9,616,443       1,575,227
                                                -----------     -----------
        Net (loss) income from continuing
         continuing operations before taxes      (1,772,080)        289,678

        Provision for income taxes                      --              --
                                                -----------     -----------
          Net (loss) income
           from continuing operations           (1,772,080)        289,678
                                                -----------     -----------

  Discontinued operations:
        Loss from operations of
         discontinued operations                   (395,774)       (304,297)
        Loss from disposal of
         discontinued operations                   (143,008)            --
                                                -----------     -----------
          Net (loss) from
           discontinued operations                 (538,782)       (304,297)
                                                -----------     -----------
            Net (loss)                          $(2,310,862)    $   (14,619)
                                                ===========     ===========

  Per common share amounts:
    Basic and diluted:
     Continuing operations                      $      (.02)    $       .01
     Discontinued operations                           (.01)           (.01)
                                                -----------     -----------
       Net loss                                 $      (.03)    $       --
                                                ===========     ===========

  Weighted average number of common
   shares outstanding                            68,175,687     33,754,090


See accompanying Notes to Consolidated Financial Statements

                            CBQ, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               Nine Months Ended September 30
                                                    2000             1999
                                                                 (See Note 1)
                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations    $(1,772,080)    $   289,678
 Adjustments necessary to reconcile net
  (loss) income from continuing operations to
  net cash flows from continuing operations:
   Depreciation and amortization                    205,266         135,692
   Decrease in accounts receivable                  316,183          71,815
   Decrease in inventories                          133,948             --
   (Increase) decrease in other current assets       (9,776)          4,999
   Decrease in accounts payable                    (589,675)         (4,847)
   Increase in royalties payable                        --           50,000
   Increase (decrease) in other accrued expenses     54,778         (40,117)
                                                -----------     -----------
    Net cash (used in) provided by
     continuing operations                       (1,661,356)        507,220
                                                -----------     -----------

NET CASH USED IN DISCONTINUED OPERATIONS           (182,761)       (492,693)
                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Global Logistics Partners, LLC            --           (1,000)
Net assets acquired in acquisition of
 dpi Net Solutions, Inc.                           (871,450)            --
Net proceeds from disposals of
 property and equipment                              72,968             389
Increase in capitalized software                    (39,058)        (81,742)
Increase in other assets                           (136,869)         (4,848)
                                                -----------     -----------
   Net cash used in investing activities           (974,409)        (87,201)
                                                -----------     -----------
CASH FLOWS FINANCING ACTIVITIES:
Common stock issued in investment
 in Global Logistics Partners, LLC                      --            1,000
Common stock issued in acquisition
 of dpi Net Solutions, Inc.                         275,290             --
Preferred stock issued in acquisition
 of dpi Net Solutions, Inc.                         550,000             --
Redemption of preferred stock                      (550,000)            --
Common stock issued in exercise of stock options    650,000             --
Stock issued as compensation                         31,375             --
Other issuances of common stock                     869,711              42
Net increases (decreases) in notes payable         (450,878)         76,925
Increase in loans to stockholder                      2,500             --
Decrease in notes receivable                        141,986             --
Net increase in amounts due to stockholders       1,882,984          91,410
Decrease in officer advances                            --           (2,574)
Decrease in bank overdrafts                        (156,996)            --
                                                -----------     -----------
  Net cash provided by financing activities       3,245,972         166,803
                                                -----------     -----------

      NET INCREASE IN CASH AND
       CASH EQUIVALENTS                             584,441          94,696

      CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                           38,812         113,522
                                                -----------     -----------
      CASH AND CASH EQUIVALENTS,
       END OF PERIOD                            $   466,257     $   208,218
                                                ===========     ===========

See accompanying Notes to Consolidated Financial Statements

                            CBQ, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 2000
                                   (Unaudited)

The consolidated balance sheets as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2000, consolidated results of operations for the three and nine months ended September 30, 2000 and 1999, and consolidated cash flows for the nine months ended September 30, 2000 and 1999 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 Form 10-KSB/A and the Company's March 31, 2000 and June 30, 2000 Form 10-QSB/A and Form 10-QSB, respectively, all of which are filed with the Securities and Exchange Commission, Washington, DC 20549. The results of operations for the three and nine months ended September 30, 2000 and 1999 normally are not indicative of the operating results for the full year.

Note 1. Organization and Nature of Business: CBQ, Inc., a Colorado corporation, was incorporated September 18, 1986 as Freedom Funding, Inc., under the laws of the State of Delaware, and changed its situs to Colorado in 1989. The name of the corporation was changed to CBQ, Inc. in 1998. The Company offers a wide variety of computing services, including software and web development, network design and integration, cabling and connectivity, and hardware sales installation and maintenance. The Company also has joint ventures with technology-related entities located in the People's Republic of China.

The consolidated financial statements for the nine months ended September 30, 2000 and 1999 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"),; China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. ("CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One"). Two subsidiaries of Quantum Group, Quantum Technology Distribution, Inc. ("Quantum Distribution") and dpi Net Solutions, Inc. ("DPI"), are included in the consolidated financial statements from November 15, 1999 and April 1, 2000, respectively, their dates of acquisition by Quantum Group.

As more fully described in Note 3, the business combinations between the Company and ChinaSoft, Inc. ("ChinaSoft") in January 2000 and between the Company and Quantum Technology Group, Inc. ("Quantum Group") in August 2000 were accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods to reflect the consolidated financial position, results of operations and cash flows of the Company, ChinaSoft and Quantum Group.

All significant intercompany balances and transactions have been eliminated.

Note 2. Income taxes have not been provided for the periods ended September 30, 2000 and 1999 as a result of the carryforward of prior period operating losses, which have been offset by valuation allowances.

Note 3. Mergers and Acquisitions: On March 15, 1999, the Company merged with Reliance and its subsidiary in a tax-free exchange. All of the outstanding shares of Reliance were exchanged for 1,000,000 restricted common shares of the Company. This business combination was accounted for as a pooling of interests.

On April 9, 1999, the Company merged with Priority One in a tax-free exchange. All of the outstanding shares of Priority One were exchanged for 900,000 restricted common shares of the Company. This business combination was accounted for as a pooling of interests.

On November 15, 1999, Quantum Group acquired all of the outstanding shares of Quantum Distribution for 250 shares of Quantum Group's Series B preferred stock, valued at $250,000, plus $125,000 in cash. This business combination was accounted for as a purchase.

On January 14, 2000, the Company merged with ChinaSoft in a tax-free exchange. All of the outstanding shares of ChinaSoft were exchanged for 30,000,000 restricted common shares of the Company. This business combination was accounted for as a pooling of interests.

On April 1, 2000 Quantum Group, prior to its merger with the Company, acquired all of the outstanding shares of DPI for $200,000 in cash, 290,000 shares of Quantum Group's Series A common stock, 275 shares of Quantum Group's Series C preferred stock, plus 550 shares of Quantum Group's Series D preferred stock. This business combination was accounted for as a purchase, resulting in $972,000 of goodwill that will be amortized over five years.

On August 8, 2000, the Company merged with Quantum Group and its subsidiaries in a tax-free exchange. All of the outstanding common stock, plus all of the outstanding Series C preferred stock of Quantum Group was exchanged for 11,593,180 restricted common shares of the Company. This business combination was accounted for as a pooling of interests. The Company ceased its development stage with its merger with Quantum Group. Quantum Group's Series D preferred stock was converted into 733,333 shares of the Company's common stock on August 31, 2000.

Note 4. The loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. All prior periods have been restated to reflect the mergers of ChinaSoft and Quantum Group with the Company.

Note 5. During the second quarter of 2000, the Board of Directors of Quantum Group voted to dispose of its Electronics Repair Division and Insurance Recovery Division. During the third quarter of 2000, the Board of Directors of Quantum Group voted to dispose of its Retail Service and Repair Division. In addition, during the third quarter of 2000, the Company's Board of Directors voted to dispose of Reliance and TopherNet. All of these disposals are accounted for as discontinued operations. Applicable income taxes were not reflected as a result of the carryforward of prior period operating losses. The revenues, expenses and net loss from sale of discontinued operations are summarized below:

                                                     Nine-Month Period
                                                     Ended September 30
                                                         (Unaudited)
                                                    2000             1999
                                                    ----             ----
       Revenues                                  $  927,201       $1,128,075

       Costs and expenses                         1,322,975        1,432,372
                                                 ----------       ----------
         Loss from operations of
          discontinued operations                  (395,774)        (304,297)

         Loss from disposal of
          discontinued operations                  (143,008)             --
                                                 ----------       ----------
            Loss from discontinued operations    $ (538,782)      $ (304,297)
                                                 ==========       ==========

Note 6. Included in notes payable is a total $1,700,000 of notes payable to a stockholder. $1,200,000 of these notes payable bear interest at 12% until April 30, 2003, 13.5% from May 1, 2003 to April 30, 2004 and 14% thereafter. The note requires monthly interest payments, with the principal payments due beginning in May 2002 until fully paid.

The remaining $500,000 of notes payable to stockholder bear interest at 12% until September 30, 2001, 13% from October 1, 2001 to September 30, 2002, and 14% thereafter. The note requires monthly interest payments through its maturity date of October 1, 2005, at which time all sums including principal and interest become due.

All of the $1,700,000 of notes payable to stockholder are subordinated to the Company's line-of-credit facility, and are personally guaranteed by certain officers of the Company.

Note 7. As part of the merger with Quantum Group, the Company has a $4,200,000 line of credit facility with a bank. This line of credit has an interest rate of
2.5 percent above LIBOR, and has an outstanding balance of $1,318,002 at September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is intended to update the information contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999 and the Company's Quarterly reports for the periods ended March 31, 2000 and June 30, 2000 on Form 10-QSB/A and Form 10-QSB, respectively, and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-KSB/A, Form 10-QSB/A and Form 10-QSB.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the Company and industries in which it operates. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors"), which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS:

The Company merged with ChinaSoft, Inc. ("ChinaSoft") in January 2000 and with Quantum Technology Group, Inc. and its subsidiaries ("Quantum Group") in August 2000. Both of these business combinations were treated as poolings of interests. Accordingly, the Company's consolidated operating results and cash flows have been restated for all periods presented to reflect these mergers.

Quantum Group acquired dpi Net Solutions, Inc. ("DPI") on April 1, 2000. This acquisition was accounted for as a purchase; accordingly, the consolidated results of operations and cash flows include the operations of DPI only from the date of acquisition.

THREE MONTHS ENDED SEPTEMBER 30, 2000:

Continuing Operations:

Revenues increased by $2,442,477 from 1999. The primary reason for the increase was the acquisition of DPI and Quantum Distribution, both of which were acquired after September 30, 1999. The revenues of these two operating groups were approximately $2,525,000 for the quarter ended September 30, 2000.

Costs of revenues increased by $1,959,371 from the prior year. The primary reason for the increase was the acquisition of DPI and Quantum Distribution, both of which were acquired after September 30, 1999. The costs of revenues of these two operating groups were approximately $2,093,000 for the quarter ended September 30, 2000.

General and administrative expenses increased by $1,317,592 from 1999. This reflects the additional general administrative expenses resulting from the various acquisitions made during 2000, plus ongoing expenses related to mergers, acquisitions and joint venture development activities, particularly in China.

Sales and marketing expenses, depreciation and amortization expenses and interest expenses increased by $138,994, $76,170 and $69,127, respectively from 1999. These increases reflect the additional operations of DPI and Quantum Distribution.

NINE MONTHS ENDED SEPTEMBER 30, 2000:

Continuing Operations:

Revenues increased by $5,979,458 from 1999. The primary reason for the increase was the acquisition of DPI and Quantum Distribution, both of which were acquired after September 30, 1999. The revenues of these two operating groups were approximately $6,803,000 for the nine months ended September 30, 2000.

Costs of revenues increased by $5,675,998 from the prior year. The primary reason for the increase was the acquisition of DPI and Quantum Distribution, both of which were acquired after September 30, 1999. The costs of revenues of these two operating groups were approximately $6,018,000 for the nine months ended September 30, 2000.

General and administrative expenses increased by $1,754,448 from 1999. This reflects the additional general administrative expenses resulting from the various acquisitions made during 2000, plus ongoing expenses related to mergers, acquisitions and joint venture development activities, particularly in China.

Sales and marketing expenses, depreciation and amortization expenses and interest expenses increased by $292,141, $138,595 and $180,034, respectively from 1999. These increases reflect the additional operations of DPI and Quantum Distribution.

LIQUIDITY:

Liquidity during the first nine months of fiscal 2000 was primarily generated by issuance of common stock, stockholder loans and from notes payable to banks.


PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-KSB: The Company filed a Form 8-KSB on September 8, 2000 to report the: 1) merger between the Company and Quantum Technology Group, Inc.; 2) appointment of new directors; and 3) current executive management team of the Registrant.


PART III - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report Form 10-KSB for the year ended December 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November, 2000.

CBQ, INC. (Registrant)


By: /s/ Bart S. Fisher
----------------------
Bart S. Fisher, Chairman and Chief Executive Officer


By: /s/ Eugene Yano
-------------------
Eugene Yano, Chief Financial Officer