Form 10KSB
period 2000-12-31
CBQ INC
filed 2001-04-16
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended: December 31, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: On April 13, 2000, the closing inside bid and asked prices for the shares of common stock of registrant, which is the sole voting stock outstanding of registrant, were $0.17 and $0.21, respectively. On that date, there were 76,736,835 shares of common stock outstanding. Affiliates held 40,237,436 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates approximated $ 7,664,874.

Registrant had $9,450,315 in revenues in 2000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 13, 2001, there were approximately 76,736,835 common shares outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.


PART I

Item 1. Description of Business:

Mergers and Acquisitions:

ACQUISITION OF CYBERQUEST, INC.:

On November 18, 1998, Freedom Funding, Inc., a Colorado corporation (Company), entered into a reorganization agreement (Reorganization Agreement) with CyberQuest, Inc., a Colorado corporation (CyberQuest), as well as the shareholders of CyberQuest, pursuant to which the Company acquired all of the outstanding proprietary interest of CyberQuest in a stock for stock exchange which resulted in CyberQuest becoming a wholly owned subsidiary of the Company and the shareholders of CyberQuest acquiring control of the Company through their stock ownership.

The Company, under the Reorganization Agreement, issued 18,000,000 common shares and 70,000 shares of the Class A: Redeemable, Convertible Preferred Stock of the Company to the shareholders of CyberQuest in exchange for the issued and outstanding shares of this subsidiary.

The acquisition of CyberQuest was treated as a reverse acquisition of the Company. In a reverse acquisition the shareholders of a Company own less than 50% of the post acquisition shares. The shareholders of CyberQuest received approximately 80% of the post acquisition shares of the Company and therefore, CyberQuest is the accounting acquirer. The financial information presented is therefore that of CyberQuest for 1997 and 1998. Common stock and additional paid-in capital have been restated such that the total dollar value of common stock and additional paid-in capital for 1998 is split to reflect the same ratio as the Company's common stock and additional paid-in capital at that time.

MERGER WITH RELIANCE TECHNOLOGIES, INC.:

On March 15, 1999, the Company merged with Reliance Technologies, Inc. ("Reliance") and its subsidiary in a tax-free exchange. All of the outstanding shares of Reliance were exchanged for 1,000,000 restricted common shares of the Company. This business combination was accounted for as a pooling of interests.

The operations of Reliance were discontinued during the third quarter of 2000, and the net assets of the corporation were sold to a former officer and director of the Company and Reliance.

MERGER WITH PRIORITY ONE ELECTRONIC COMMERCE CORPORATION:

On April 9, 1999, the Company merged with Priority One Electronic Commerce Corporation ("Priority One") in a tax-free exchange. All of the outstanding shares of Priority One were exchanged for 900,000 restricted common shares of the Company. This business combination was accounted for as a pooling of interests.

Concurrently with the closing, the Company engaged the president of Priority One, Mr. Sidney Lieberman, as a consultant. Mr. Lieberman, in accordance with the terms of his consulting agreement was granted an option to acquire 100,000 common shares of the Company at the market price on the date of closing, which was then $3.00 per share. The common shares which the Company optioned to Mr. Lieberman on exercise of his option were registered under the Securities Act of 1933. Mr. Lieberman also agreed to serve on the board of directors for the Company. Mr. Lieberman fulfilled his consulting contract and subsequently resigned from the board.

INVESTMENT IN GLOBAL LOGISTICS PARTNERS, LLC:

On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC, a privately held Texas limited liability company (GLP), in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 restricted common shares of the Company. Concurrently with the closing, Mr. Richard Williamson assumed the positions of Chairman of the Board of Directors, CEO and President of the Company, and GLP assumed operational control of the Company. Mr. Williamson subsequently resigned all positions with the Company.

ACQUISITION OF QUANTUM TECHNOLOGY DISTRIBUTION, LLC:

On November 15, 1999, Quantum Technology Group, Inc. ("Quantum Group"), prior to its merger with the Company acquired all of the outstanding shares of Quantum
Technology Distribution, Inc. for 250 shares of Quantum Group's Series B preferred stock, valued at $250,000, plus $125,000 in cash. This business combination was accounted for as a purchase.

MERGER WITH CHINASOFT, INC.:

On January 14, 2000, the Company merged with ChinaSoft, Inc. ("ChinaSoft") in a tax-free exchange. All of the outstanding shares of ChinaSoft were exchanged for 30,000,000 restricted common shares of the Company. This business combination was accounted for as a pooling of interests.

Concurrent   with  and   subsequent   to  the  execution  and  delivery  of  the
Reorganization Agreement, several directors resigned and new directors were appointed.

ACQUISITION OF DPI NET SOLUTIONS, INC.:

On April 1, 2000 Quantum Group, prior to its merger with the Company, acquired all of the outstanding shares of dpi Net Solutions, Inc. ("DPI") for $200,000 in cash, 290,000 shares of Quantum Group's Series A common stock, 275 shares of Quantum Group's Series C preferred stock, plus 550 shares of Quantum Group's Series D preferred stock. This business combination was accounted for as a purchase, resulting in $972,000 of goodwill that is being amortized over five years. Upon merger with the Company, 450 shares of the Series D preferred stock were converted into 720,000 shares of the Company; the other 100 shares were redeemed for $100,000.

MERGER WITH QUANTUM GROUP:

On August 8, 2000, the Company merged with Quantum Group and its subsidiaries in a tax-free exchange. All of the outstanding common stock of Quantum Group was exchanged for 11,508,568 restricted common shares of the Company. This business combination was accounted for as a pooling of interests.

The Company's development stage ended with the merger with Quantum.

Business of the Company and its Subsidiaries:

CBQ exhibits core competency in the United States Information Technology software industry with offices in Hunt Valley, Maryland and Miami, Florida and significant private industry and governmental relationships in the People's Republic of China. In January 2000, CBQ merged with ChinaSoft Inc., the private industry partner of the state-owned software development companies. CBQ may call on ChinaSoft's substantial programmer resources for contract software development or outsourcing. CBQ also works jointly with a privately owned China based software development and outsourcing company with English language expertise in both management and staff. These resources are capable of offering software services in virtually any programming language to the US. CBQ can deliver these services through software product offerings and outsourcing and/or project development, both in the US and in China.

CBQ's  lines  of  businesses  include  software  development  outsourcing,   web
development, custom software development, network systems integration and management. These lines of business are reflective of the Company's renewed focus on these business segments.

SOFTWARE DEVELOPMENT OUTSOURCING

The Company provides software programmers for short or long-term programming assignments at customer sites to address clients' need for in-house programming. The Company's programmers supplement, or work in lieu of, client programmers on a broad range of projects in virtually every programming language. The cost effective service allows clients to eliminate the need for in-house programming expertise, as well as the logistics of attracting and retaining software developers, while keeping their focus on their core competency. The Company also provides data transfer/conversion services, database administration, functional systems analysis, applications documentation, legacy system support and migration and data warehousing. These services were recently expanded through the acquisition of Technet, in Tysons Corner, Virginia.

When the work can be performed off client sites, CBQ's ChinaSoft unit offers virtually all of these same services. The Company believes that the cost effectiveness of ChinaSoft's labor force will be increasing attractive to all enterprises seeking to lower the cost of software development.

Web Development

The Company's web developers integrate sophisticated graphic design with programming tools to create functional, interactive Internet and intranet sites and web enabled applications. CBQ develops many custom web software applications in the US, while larger projects are programmed offshore in the ChinaSoft facility. For offshore development, the Company's US Team identifies the best concept, design, and service package available to meet each enterprise's unique business and budgetary requirements, while the ChinaSoft Team provides the majority of the labor to complete each project.

Proprietary Software Solutions

The Company's core team of software developers, web designers and graphic designers work in a highly collaborative environment. They are skilled in the latest Internet software development tools. Over time the Company has developed software solutions that have more than a one-off potential for the Company. Applications such as business-to-business (B2B), web-based software products for e-commerce, human resources, productivity measurement, digital publishing and financial services are among the applications that have been created which the Company retains a broad license for re-marketing. The Company believes these products are cost-effective, end-to-end Web Business Solutions that enable any size company to take advantage of the efficiency that the Internet offers and increase the effectiveness of their data reporting, customer relationship management, web site management, and overall business processes.

Custom Software Development

The Company creates proprietary and customized applications and e-business solutions for enterprises of all sizes. Relationships with industry leaders like Microsoft, Oracle and Sun Microsystems position the company to provide intelligent, flexible software solutions. CBQ intends to subcontract the large-scale custom programming requirements to its ChinaSoft subsidiary.


E-BUSINESS INFRASTRUCTURE SERVICES

The Company is a full service provider of information technology and e-Business infrastructure for enterprises in the mid-Atlantic region through it CBQ Netserv subsidiary (formerly known as Quantum Technology Group, Inc.) The Company increased its capabilities and customer base in e-business infrastructure services through the recent acquisition of certain assets of Networkland, Inc. of Roslyn, Virginia.

With an emphasis on local area networks as well as wide area networks that are scaleable, easily managed, and future oriented, CBQ provides IT architects and engineers to its clients to operate efficiently in the Internet and e-business economy.

CBQ Netserv's offerings empower clients to rapidly implement technology strategies, and enhance business functions. Utilizing Project Management, we ensure that all processes, procedures and standards effectively support business requirements, work towards set business objectives with limited resources and to formally structure the management of scope, time, cost and quality.

CBQ Netserv's business partners include: IBM, Cisco, Microsoft, Novell, Citrix and 3Com.

Item 2. Description of Property: CBQ currently owns no real property, leasing office, production and warehousing facilities in Hunt Valley, Maryland. CBQ also owns approximately $445,000 (net book value) of computer equipment and office furniture and equipment; substantially all of the property is located in the Company's Hunt Valley headquarters.

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

Item 4. Submission of Matters to a Vote of Security Holders: There were no matters submitted to a vote of security holders during the period covered by this report.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters: As of April 13, 2000, there were approximately 76,736,835 shares of Common Stock issued and outstanding, which were held of record by approximately 475 shareholders. The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. (NASD), under the symbol CBQI. The following table sets forth the range of high, low and closing bid and asked prices per share of the Common Stock as reported by the NASD's OTC:BB for the period indicated.

Calendar Quarter        High Bid   Low Bid     High Ask  Low Ask
- ----------------      --------   -------     --------  -------

March 31, 1999            9.25      2.125       10.00     3.00

June 30, 1999             6.0625    2.25         6.3125   2.4375
September 30, 1999        4.125     1.25         4.5      1.5625
December 31, 1999         9.25      1.3125       9.5      1.5625
March 31, 2000           15.75      4.5         16.875    6.00
June 30, 2000             6.25      0.4375       9.875    0.5625
September 30, 2000        1.2188    0.4375       1.625    0.5312
December 31, 2000         0.7188    0.2188       1.000    0.2812

The above prices represent inter-dealer quotations without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

On April 13, 2001, the closing inside bid and asked prices for the Common Stock were $0.17 and $0.21, respectively. On that date there were fourteen market makers publishing quotes.

The Company has paid no dividends on the Common Stock since inception and does not expect to pay dividends in the foreseeable future. Payment of dividends are also restricted by covenants in loan agreements.

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

Quantum Group acquired Quantum Technology Distribution, Inc. ("Quantum Distribution") on November 15, 1999 and dpi Net Solutions, Inc. ("DPI") on April 1, 2000. Both of these acquisitions were made prior to Quantum Group's merger with the Company, and both business combinations were accounted for as purchases. Accordingly, the consolidated results of operations and cash flows include the operations of Quantum Distribution and DPI only from their respective dates of acquisition.

Continuing Operations:

Twelve Months Ended December 31, 2000 and 1999

Revenues increased by $6,559,734 from 1999. The primary reason for the increase is a result of the acquisitions of Quantum Distribution in October 1999 and DPI in April 2000, both accounted for as purchases. Accordingly, only revenue from the date of acquisition is reflected on the statement of operations. The revenues of these two operating groups were approximately $7,107,919 in 2000.

Costs of revenues increased by $5,933,215 from the prior year. The primary reason for the increase was the acquisition of Quantum Distribution in October 1999 and DPI in April 2000. Cost of revenues includes direct salaries and related payroll taxes, product costs, and outside services charged to customers.

Sales and marketing expenses increased $898,797 from 1999. These increases reflect the additional operations of DPI and Quantum Distribution including salaries, commissions, outside consulting services, travel, lodging, and transportation related costs.

General and administrative expenses increased by $1,751,105 from 1999. This reflects the additional general administrative expenses resulting from the operations of its various acquisitions made during 2000, plus ongoing merger-related expenses including legal, accounting, and consulting.

Depreciation and amortization expenses increase $261,494, respectively from 1999. These increases reflect the equipment purchased as a result of the acquisition of DPI and Quantum Distribution, as well as related goodwill amortization as a result of these acquisitions.

Interest expense increased $263,848 from 1999 as a result of long-term debt financing and use of the Company's line of credit facility.

LIQUIDITY:

Liquidity during 2000 was primarily generated by issuance of common stock, stockholder loans and issuance of long-term debt.

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


Item 7. Financial Statements:



                            ROBISON, HILL & CO.
                        Certified Public Accountants

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of CBQ, Inc. and Subsidiaries as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBQ, Inc. and Subsidiaries, as of December 31, 2000 and the consolidated results of their operations and consolidated cash flows for the two years then ended in conformity with generally accepted accounting principles.

/s/ Robison, Hill & Co.
------------------------------------------
Robison, Hill & Co.
Salt Lake City, Utah
April 13, 2001

                        CBQ, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                            December 31, 2000

Assets:

 Current assets:
  Cash                                              $    147,873
  Accounts receivable, net
   of allowance for doubtful
   accounts of $177,489                                1,042,248
  Inventories                                             75,420
  Other current assets                                   186,277
                                                    ------------
    Total current assets                               1,451,818
                                                    ------------
 Equipment:
  Computers and
    related equipment                                    537,890
  Office Equipment                                       355,664
  Software                                                34,927
  Transportation equipment                                47,078
  Leasehold improvements                                  18,611
                                                    ------------
                                                         994,170
   Less accumulated depreciation                        (548,427)
                                                    ------------
    Equipment, net of accumulated depreciation           445,743
                                                    ------------
 Other non-current assets:
  Notes receivable, long-term                             60,452
  Goodwill, less
   amortization of $  41,215                             844,951
  Investments                                             46,163
  Other assets                                            75,999
                                                    ------------
    Total other non-current assets                     1,027,565
                                                    ------------

      Total assets                                  $  2,925,126
                                                    ============

Liabilities and stockholders' deficit:

 Current liabilities:
  Line of credit payable                            $  1,312,157
  Current portion of long-term debt                       87,908
  Accounts payable, trade                              1,780,927
  Accrued expenses                                       348,591
  Due to related party                                     1,215
  Due to shareholders                                    115,000
                                                    ------------
   Total current liabilities                           3,645,797
                                                    ------------

 Non-current liabilities:

  Long-term debt                                       1,813,139
  Preferred stock of subsidiaries                        525,000
                                                    ------------
   Total non-current liabilities                       2,338,139
                                                    ------------

     Total liabilities                                 5,983,938
                                                    ------------

Stockholders' deficit:

 Preferred stock,
  par value $.001 per share
  Authorized 100,000,000 shares;
  70,000 shares issued and outstanding                        70

 Common stock,
  par value $.0001 per share
  Authorized 500,000,000 shares;
  69,836,835 shares issued and outstanding                 6,984
 Additional paid-in capital                            2,304,813
 Accumulated deficit                                  (5,370,678)
                                                    ------------
     Total stockholders' deficit                      (3,058,811)
                                                    ------------
       Total liabilities and
        stockholders' deficit                       $  2,925,126
                                                    ============

    See accompanying Notes to Consolidated Financial Statements

                        CBQ, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 2000 and 1999

                            Years ended December 31,
                                                 2000          1999
                                                 ----          ----

Continuing operations:
 Revenues                                   $  9,450,315   $  2,890,581
                                            ------------   ------------
 Costs and expenses:
  Costs of revenues                            8,059,359      2,126,144
  Sales and marketing                            898,797           --
  General and administrative                   2,416,168        665,063
  Depreciation and
   amortization                                  274,242         12,748
  Interest, net                                  228,784         35,064
                                            ------------   ------------
    Total costs and expenses                  11,877,350      2,839,019
                                            ------------   ------------
      Net loss from
       continuing operations                  (2,427,035)        51,562
                                            ------------   ------------

Discontinued operations:

 Loss from operations of
  discontinued operations                     (1,435,009)      (577,325)

 Loss on disposal of
  discontinued operations                       (398,316)          --
                                            ------------   ------------
      Net loss from
       discontinued operations                (1,833,325)      (577,325)
                                            ------------   ------------
         Net loss                           $ (4,260,360)  $   (525,763)
                                            ============   ============

     Net income per common share                   (0.06)         (0.01)

     Weighted number of common
      shares outstanding                      66,696,163     63,085,094
                                              ==========     ==========


     See accompanying Notes to Consolidated Financial Statements

                           CBQ, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY for the years ended December 31, 2000 and 1999



                                      Preferred               Common    Additional
                               Preferred  Par    Common       Par       Paid-in
                                                                                      Retained
                                  Shares  Value  Shares       Value     Capital       Earnings          Total
                                   ------  ---  -----------   -------   -----------   -----------   -----------



Balance at January 1, 1999 ......  70,000  $70   24,767,476   $ 2,476   $   356,057   $  (584,555)  $  (225,952)

  Stock issued for cash .........    --     --   33,741,316     3,374        (2,020)         --           1,354

  Stock issued for services .....    --     --      382,235        38       191,079          --         191,117

  Stock issued for 19% of
   Global Logistics Partners,
   LLC ..........................    --     --    4,233,200       424        46,395          --          46,819

  Additional paid-in capital
   received on issuance of
   preferred stock of subsidiary     --     --         --        --          39,204          --          39,204

  Net loss for year ended
   December 31, 1999 ............    --     --         --        --            --        (525,763)     (525,763)

                                   ------  ---  -----------   -------   -----------   -----------   -----------


    Balance at December 31, 1999   70,000  $70   63,124,227   $ 6,312   $   630,715   $(1,110,318)  $  (473,221)

  Stock issued for cash .........    --     --      662,263        68       751,017          --         751,085

  Stock issued for services .....    --     --      334,864        33       362,221          --         362,254

  Stock issued in payment
   of notes payable .............    --     --       52,235         5       110,995          --         111,000

  Stock issued in connection with
   with exercise of warrant .....    --     --    1,363,359       136          (135)         --               1

  Stock issued for redemption of
   preferred stock of subsidiary     --     --    1,271,821       127       450,017          --         450,144

  Stock issued for 100% of
   outstanding shares of
   dpi Net Solutions, Inc. ......    --     --    3,067,199       307           (17)         --             290


  Repurchase of common stock ....    --     --      (39,133)       (4)         --            --              (4)

  Net loss for year ended
   December 31, 2000 ............    --     --         --        --            --      (4,260,360)   (4,260,360)
                                   ------  ---  -----------   -------   -----------   -----------   -----------


    Balance at December 31, 2000   70,000  $70   69,915,101   $ 6,984   $ 2,304,813   $(5,370,678)  $(3,058,811)
                                   ======  ===  ===========   =======   ===========   ===========   ===========



           See accompanying Notes to Consolidated Financial Statements

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2000 and 1999

                                                Years ended December 31,
                                                   2000          1999
                                                   ----          ----

Continuing operations:
 Cash flows from operating activities:
   Net (loss)                                 $ (2,427,035)  $   51,562
    Depreciation
     and amortization                              364,585       79,390
   Changes in operating assets
    and liabilities:
     Decrease in accounts receivable             1,118,380     (857,581)
     Decrease in inventories                       257,062     (254,754)
     Increase in other current assets             (141,349)        --
     Increase in accounts
      payable, trade                               368,650      408,533
     Decrease in accrued expenses                  (32,070)      42,664
     Decrease in sales taxes payable               (31,954)        --
                                              ------------   ----------
       Cash used in continuing operations         (523,731)    (530,186)
                                              ------------   ----------

Cash flows from discontinued operations         (1,932,920)    (666,251)
                                              ------------   ----------

Cash flows from investing activities:
 Acquisition of net assets of dpi
  Net Solutions, Inc.                             (871,250)
 Property and equipment acquisitions               (72,365)     (48,566)
 Property and equipment dispositions, net           82,173        1,701
 Increase in other non-current assets, net         (47,061)      (1,176)
 Excess of net assets acquired over
  purchase price paid for Quantum
  Technology Distribution, LLC                        --         39,204
 Investment in Global Logistics Partners, LLC         --        (46,163)

                                              ------------   ----------
       Cash used in investing activities          (908,503)     (55,000)
                                              ------------   ----------
Cash flows from financing activities:
 Decrease in notes receivable                      (12,918)        --
 Decrease in line of credit payable, net           205,191      417,512
 Issuance of notes payable to stockholder        1,700,000         --

 Other decreases in long-term debt                 (83,864)        --
 Payments of amounts due to related party          (91,968)        --
 Net increase (decrease) in
  Amounts due to stockholders                      (35,000)     129,200
 Issuance of preferred stock of subsidiary         825,000      250,000
 Redemption of preferred stock of subsidiary      (550,000)        --
 Common stock issued for cash                      751,085        1,354
 Common stock issued for services                  362,254      191,117
 Common stock issued in conversion
  of preferred stock of subsidiary                 450,144         --
 Common stock issued in
  exercise of warrant                                    1         --
 Common stock issued for 100% of
  dpi Net Solutions, Inc.                              290         --
 Common stock issued in
  payment of notes payable                         111,000         --
 Common stock for 19% of
  Global Logistics Partners, LLC                      --         46,163
 Repurchase of common stock                             (4)        --
                                              ------------   ----------
       Cash provided by financing
        activities                               3,631,211    1,035,346
                                              ------------   ----------
         Increase (decrease) in cash               266,057     (216,091)

           Cash (bank overdrafts),
            beginning of year                     (118,184)      97,907
                                              ------------   ----------
             Cash (bank overdrafts),
              end of year                     $    147,873   $ (118,184)
                                              ============   ==========

Supplementary disclosure of cash flow information:

    Cash paid during the year for:
              Interest                        $    287,215   $   85,302
                                              ============   ==========
              Taxes                           $       --     $     --
                                              ============   ==========


       See accompanying Notes to Consolidated Financial Statements

                           CBQ, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background and Organization

     CBQ, Inc., (formerly Freedom Funding, Inc.) a Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989.

The Company ceased its development stage with its merger with Quantum Technology Group, Inc. ("Quantum Group") in August 2000.

2.  Summary of Significant Accounting Principles

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2000 and 1999 include the accounts of the parent entity and all of its subsidiaries:
Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. ("CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One"). Two subsidiaries of Quantum Group, Quantum Technology Distribution, Inc. ("Quantum Distribution") and dpi Net Solutions, Inc. ("DPI"), are included in the consolidated financial statements from November 15, 1999 and April 1, 2000, their respective dates of acquisition by Quantum Group.

As more fully described in Note 3, the business combinations between the Company and ChinaSoft, Inc. ("ChinaSoft") in January 2000 and between the Company and Quantum Group in August 2000 were accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods to reflect the consolidated financial position, results of operations and cash flows of the Company, ChinaSoft and Quantum Group.

All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the financial statements at and during the reporting periods. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash  and  cash  equivalents   represent  all  highly  liquid  investments  with
maturities of three months or less when purchased.

Revenue Recognition

Revenue is recognized as services are performed or as products are shipped.

Inventories

Inventories are stated at lower of cost or market, with cost determined on the first-in, first-out method.

Property and Equipment

Property and equipment is recorded at cost, except for assets acquired in acquisitions accounted for as purchases. Property and equipment acquired in acquisitions accounted for as purchases are recorded at their fair market values at the date of acquisition. All property and equipment are depreciated on a straight-line basis with the following useful lives:

            Computers and related equipment        3 years
            Office equipment                       7 years
            Software                               3 years
            Transportation equipment               5 years
            Leasehold improvements       Lesser of 5 years
                                        or remaining lease term

Goodwill

Goodwill reflects the excess of purchase prices over the fair market value of assets acquired in the CyberQuest reverse acquisition and DPI acquisition. Goodwill is amortized over a five-year period.

Income Taxes

The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

Reclassifications

Certain reclassifications have been made in the December 31, 1999 financial statements to conform with the December 31, 2000 presentation.

Earnings (Loss)per Share

     The  reconciliations of the numerators and denominators of the basic income
(loss) per share computations are as follows:

                                                             Per-Share
                                  Income        Shares       Amount
                                  ------        ------       ------
                                 (Numerator)   (Denominator)

                                 For the year ended December 31, 2000
Basic & Diluted Loss per Share
Income to common shareholders    $ (4,260,360)  66,696,163 $   (0.06)
                                 ============  =========== =========

                                 For the year ended December 31, 1999
Basic & Diluted Income per Share
Loss to common shareholders      $   (525,763)  63,085,094 $   (0.01)
                                 ============  =========== =========

     The effect of outstanding common stock equivalents are anti-dilutive for December 31, 2000 and are thus not considered.


3.  Acquisitions

On November 18, 1998, Freedom Funding, Inc., a Colorado corporation ("FFI"), entered into a reorganization agreement (Reorganization Agreement) with CyberQuest, Inc., a Colorado corporation (CyberQuest), as well as the shareholders of CyberQuest, pursuant to which FFI acquired all of the outstanding proprietary interest of CyberQuest in a stock for stock exchange which resulted in CyberQuest becoming a wholly owned subsidiary of FFI and the shareholders of CyberQuest acquiring control of the Company through their stock ownership. FFI also changed its name to CBQ, Inc. on this date.

FFI, under the Reorganization Agreement, issued 18,000,000 common shares and 70,000 shares of the Class A: Redeemable, Convertible Preferred Stock of the Company to the shareholders of CyberQuest in exchange for the issued and outstanding shares of this subsidiary.

The acquisition of CyberQuest was treated as a reverse acquisition of FFI by CyberQuest. In a reverse acquisition the shareholders of a Company own less than 50% of the post acquisition shares. The shareholders of CyberQuest received approximately 80% of the post acquisition shares of the Company and therefore, CyberQuest is the accounting acquirer. Common stock and additional paid-in capital have been restated to reflect the same ratio as the Company's common stock and additional paid-in capital at that time. This business combination was accounted for as a purchase.

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

On April 1, 2000 Quantum Group, prior to its merger with the Company, acquired all of the outstanding shares of DPI for $200,000 in cash, 290,000 shares of Quantum Group's Series A common stock, 275 shares of Quantum Group's Series C preferred stock, plus 550 shares of Quantum Group's Series D preferred stock. This business combination was accounted for as a purchase, resulting in $972,000 of goodwill that is being amortized over five years.

On August 8, 2000, the Company merged with Quantum Group and its subsidiaries in a tax-free exchange. All of the outstanding common stock of Quantum Group was exchanged for 11,508,568 restricted common shares of the Company. This business combination was accounted for as a pooling of interests. 450 shares of Quantum Group's Series D preferred stock were converted into 720,000 shares of the Company's common stock on August 31, 2000.

4.  Investments

On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares.

5.  Line of Credit

Quantum Group has a $1,312,157 line of credit payable to a bank at December 31, 2000 under a $4,000,000 revolving line of credit agreement with interest at the bank's prime rate or LIBOR plus 2.5% (9.279% at December 31, 2000), and expires on April 1, 2001. The line of credit is collateralized by substantially all of the company's assets, and is personally guaranteed by certain of the company's officers and stockholders.

The line of credit agreement with the bank contains various covenants pertaining to maintenance of certain debt coverage and leverage ratios. In addition, the agreement restricted entrance into any merger or acquisition agreement without prior written consent of the bank. At December 31, 2000 the company was not in compliance with the covenants. Under the terms of the agreement, the bank may call the loan if the company is in violation of any restrictive covenant. As of the April 13, 2000, the bank has not waived the covenant violations.

6.  Due to Shareholders

Due to shareholders at December 31, 2000 consists of the following:

  Demand note payable, unsecured, with interest at
   at 15%, payable monthly.  Principal and
   accrued interest due on this note payable are
   subordinated to all bank debt.                          $  50,000

  Advances, unsecured, non-interest bearing,
   due on demand                                              65,000
                                                           ---------
                                                           $ 115,000
                                                           =========

7.  Long-Term Debt

Long-term debt at December 31, 2000 consists of the following:

  Note payable, bank, with interest at 8.66%,
   payable in monthly installments of principal
   of $5,555 plus interest through April 30, 2003        $   166,294

  Capital lease  obligations,  at interest  rates  ranging from 4.90% to 14.17%, payable in monthly installments of $3,461 through the maturity dates
   ranging from November 2000 to February 2004                34,753

  Subordinated  debenture due in monthly installments of 12% interest only until
   April 30, 2003; 13.5% beginning May 1, 2003; 14% beginning May 1, 2004 and continuing thereafter. Beginning May 1, 2002 monthly principal installments of $20,000 are due
   until maturity on April 30, 2006                        1,200,000

  Subordinated  debenture due in monthly installments of 12% interest only until
   September 30, 2001; 13% beginning October 1, 2001; 14% beginning October 1, 2002 and continuing thereafter. Principal and any unpaid interest due at
   maturity date on October 1, 2005                          500,000
                                                         -----------
                                                         $ 1,901,047

    Less amounts due within one year                          87,908
                                                         -----------
                                                         $ 1,813,139
                                                         ===========

The following are maturities of long-term debt:

                                Year Ending
                                December 31
                                -----------

                                    2001                 $    87,908
                                    2002                     235,676
                                    2003                     275,594
                                    2004                     241,869
                                    2005                     740,000
                                    2006                     320,000
                                                         -----------
                                                         $ 1,901,047
                                                         ===========

8.  Leases

The Company leases facilities and equipment under various capital and operating leases with expiration dates through 2004.

Equipment capitalized under capital leases had fair market value of $73,000 as of April 1, 2000 (date of acquisition of the equipment and assumption of the related leases by the Company). Total rental expense for the Company for the years ended December 31, 2000 and 1999 was $153,106 and $159,045, respectively, including rent under month-to month leases.

Net minimum rental commitments under all non-cancelable operating leases are as follows:

               Year Ending     Capital      Operating
               December 31      Leases        Leases         Total
               -----------     --------     ---------      ---------
                  2001         $ 16,958     $ 123,354      $ 140,912
                  2002           11,804       106,304        118,108
                  2003            8,189        83,286         91,475
                  2004            1,869        63,882         65,751
                               --------     ---------      ---------
       Total minimum lease
        payments due             38,820       376,826      $ 415,646

       Less amounts
        representing interest    (4,068)         --           (4,068)
                               --------     ---------      ---------

                               $ 34,752     $ 376,826      $ 411,578
                               ========     =========      =========

9.  Preferred Stock of Subsidiary

Quantum Group has two classes of preferred stock outstanding. Class B preferred stock has no dividend rights and an aggregate liquidation preference of $250,000. Class C preferred stock has total stated amount of $275,000. All of the Class C preferred stock has 8% cumulative dividend rights on the stated amount, which aggregates $275,000. Dividends on the Class C preferred stock were last declared and paid during the third quarter of 2000.

10. Contingencies

The Company is a defendant in several lawsuits. In the opinion of Company management, none of these lawsuits will have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

11.  Preferred Stock

The Company has the option to call the preferred stock as follows:

7,000 shares at the greater of $10.00 per share or the traded market value of the preferred stock on or before October 23, 1999

21,000 shares at the greater of $10.715 per share or the traded market value of the preferred stock on or before October 23, 2000

42,000 shares at the greater of $11.905 per share or the traded market value of the preferred stock on or before October 23, 2001

70,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

12.  Common Stock

During 2000, the Company settled liabilities of $923,398 in exchange for 1,658,920 shares of common stock. During 1999, the Company settled liabilities of $191,117 in exchange for 382,235 shares of common stock.

13.  Stock Options

The Company approved the 1999 Stock Option Plan dated August 30, 1999: The purpose of the 1999 Stock Option Plan of the Company (Plan) is to advance the interest of the Company by providing an opportunity for ownership of the stock of the Company by employees, agents and directors of, and consultants to, the Company and its subsidiaries. By providing an opportunity for such stock ownership, the Company seeks to attract and retain qualified personnel, and otherwise to provide additional incentive to promote the success of its business. The total number of shares of the authorized common stock for which options may be granted under the Plan is 2,600,000 shares, subject to adjustment. If an option expires or terminates for any reason without having been exercised in full, the unpurchased shares are again available for subsequent grants under the Plan. Common stock issued on exercise of an option is subject to such restrictions, if any, as the board determines. The Plan was subsequently amended to include options to purchase up to 1,200,000 shares of common stock at a price of $2.25 per share owned in the aggregate by two directors.

The options have a five-year life and are currently exercisable. The following summarizes stock option activity during the years ended December 31, 2000 and 1999:

                                       Year Ended December 31,
                                    2000                    1999
                                    ----                    ----
                                Exercise Exercise
                              Shares    Price/Share    Shares  Price/Share
                              ------    -----------    ------  -----------

   Options outstanding,
    beginning of year:      5,545,471                       --
   Options granted          3,050,000   $1.00-$2.125   5,545,471   $2.125

   Options exercised         (662,263)    $2.125
   Options canceled          (217,500)    $2.125
                            ---------                  ---------
     Options outstanding,
      end of year:          7,715,708   $1.00-$2.125   5,545,471   $2.125
                            =========                  =========


Substantially all of the options are exercisable during five-year periods from the dates of grant.

14.  Going Concern

The Company has had recurring losses during its development stage and during the short period in which it has been in operations. Management believes that the losses incurred in 2000 will be abated in 2001, and will continue to pursue a two-track strategy to address the cash needs of CBQ--internal growth and acquisitions. The acquisitions of EasySoft and Technet will strengthen the software capabilities of CBQ, and permit the marketing of its software development expertise on an ever-broadening scale. CBQ plans to develop a sustainable competitive advantage by outsourcing the majority of the programming labor to skilled software engineers located in China ("the China team") and India ("the India team"). The acquisition of Networkland will strengthen the hardware, networking, and integration business of CBQ. These synergistic acquisitions will provide management efficiencies, economies of scale, and a broader reach into the District of Columbia and Virginia. In 2000 EasySoft, Technet and Networkland accounted for over $15 million in gross revenues. The larger nature of the enterprise should improve the prospects for profitability in 2001. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long-term financing, which will enable the Company to operate for the coming year.

15.  Subsequent Events

On February 15, 2000, the Company entered into a letter of intent to merger with Easy Soft International, Inc. ("Easy Soft"). The Company plans to issue 6,000,000 shares of common stock in exchange for all of the outstanding preferred and common shares of Easy Soft.

On March 27, 200l the Company purchased certain assets of Technet Computers Services, Inc. and Networkland, Inc. for 7,650,000 shares of voting common stock and a 10% note payable of $700,000 due in quarterly installments of interest only until the principal is paid in full.

The company may prepay the principal amount in whole or in part at any time. At any time after twelve months from the date of the note, the outstanding principal balance and any unpaid interest may be converted in whole at the option of the holder in common stock of the company at a conversion price of $0.75 per share.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: On October 17, 2000, the Company accepted the resignation of Halliburton, Hunter & Associates ("HH&A") as the independent accountants of the Company, and appointed Robison, Hill & Co. as the independent accountants. The Company had no disagreement with its former accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountants to make reference in its report upon the subject matter of the disagreement for the two years prior to the date of HH&A's resignation. Further, HH&A's report on the financial statements did not contain an adverse opinion or a disclaimer of opinion or qualification as to audit scope or accounting principle for 1997, 1998 or 1999. The decision to accept the resignation of HH&A and appoint Robison, Hill & Co. as the Registrant's independent accountants was approved by the full Board of Directors since the Company has no audit or similar committee.


PART III

Item 9. Directors and Executive Officers of the Company: The following table sets forth all current directors, executive officers and significant employees of the Company and of its subsidiaries, as well as their ages:

 Name                  Age     Position with Company
 ----                  ---     ---------------------

Bart S. Fisher          58     Chairman of the Board of
                               Directors of the Company, Chief
                               Executive Officer and President

Anne Sigman             44     Executive Vice President

Russell Fisher          43     Vice President and Chief Operating Officer

Leann Zawodniak         35     Vice President and Chief Financial Officer

Eugene Yano             45     Vice President

Xu Ling                 38     Director of the Company

Chang Guomin            35     Director of the Company

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

Profiles  of  Directors  and  Executive  Officers  of  the  Company  and  of its
Subsidiaries:

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

Dr. Fisher attended Harvard Law School (JD 1972), The Johns Hopkins School of Advanced International Studies in Washington, DC, and Bologna, Italy, (MA 1967 and PhD 1970) and Washington University (BA 1963). He was elected to Phi Beta Kappa at Washington University, and awarded the Brookings Institution Fellowship in 1968.

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

Ms.Anne Sigman has been Executive Vice President of the Company since August 2000, and was Executive Vice President of Quantum Technology Group, Inc. ("Quantum Group") at the time of its merger with the Company. Ms. Sigman is responsible for the software development and software outsourcing initiatives of the company. Ms. Sigman has 20 years experience in business development and management in the software industry. In 1980, Ms. Sigman was a founding partner in a Baltimore based consulting firm which grew to service clients in many major industries in 12 states.

Mr. Russell Fisher is Vice President and Chief Operating Officer of CBQ, Inc. and Quantum Group. Mr. Fisher is responsible for day-to-day management of the operations of Quantum Group. Mr. Fisher joined the Company in June 2000 to consolidate the Company's systems configuration division into existing operations. Prior to joining the Company, Mr. Fisher was President of Opal Computer Division of H & S Distribution.

Ms. Leann Zawodniak is Vice President of Finance. Ms. Zawodniak joined Quantum Group in 1999 and became a member of the Company's executive team in August 2000 with the merger of Quantum Group with the Company. She is responsible for the overseeing day-to-day financial operations of the Company, integration of acquired companies, and banking and finance relations. She has over 7 years of big-six public accounting experience in auditing and management consulting. Ms. Zawodniak currently serves as Chief Financial Officer of the Company.

Mr. Eugene Yano has been Vice President of the Company since April 2000, and served as Chief Financial Officer from April 2000 to February 2001. He also is President of Yano Accountancy Corporation, a consulting and public accounting firm headquartered in San Francisco, CA. Prior to establishing Yano Accountancy Corporation (and its predecessor entity), he was a Senior Manager at Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) for a total of fourteen years. Mr. Yano has an MBA degree from The University of Michigan and a BS degree from San Jose State University.


Ms. Xu Ying has been a director of the Company since January 14, 2000. She graduated in 1983 with Bachelors degree in from Yan Jing Overseas Chinese University. She is currently the general manager of Asia-European Bridge Corporation, Ltd. This firm specializes in international business transactions primarily in the high technology sector. Ms. Xu also provides consulting to foreign businesses seeking to do business in the Chinese market.

Mr. Chang Guomin has been a director of the company since January 14, 2000. He is currently Chairman of CCSoft Technology Developing Co., Ltd CCSoft provides outsource software development services to many companies in China, including China Telecom and China Unicom. He is also Chairman of KWOK Man Group. KWOK Man Group holds significant real estate investments in China and Australia.

Item 10.  Employment Agreements:


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


  Title of       Name of                 Number           Percent
   Class      Beneficial Owner          of Shares       of Class(1)
   -----      ----------------         -----------      ----------

Common Stock   Bart S Fisher           6,214,706(3)       10.97%

Common Stock   J. Patrick Dowd         4,255,982(3)        7.51%

Common Stock   Anne Sigman               951,889

Common Stock   Russell Fisher              -0-              (2)

Common Stock   Leann Zawodniak           245,778            (2)

Common Stock   Eugene Yano                 -0-              (2)

Common Stock   Chang Guomin            6,214,706(4)       10.97%

Common Stock   Lynn Elliott            3,496,050           6.17%

Common Stock   Cynthia Jared           3,496,050           6.17%

Common Stock   Rick Williamson         4,233,200           7.47%

Directors and Executive
Officers as a Group:                  20,171,971          35.60%

(1) Based on approximately 76,736,835 shares of common stock issued and outstanding on April 13, 2000.

(2) Less than 1%

(3) Does not include options to acquire up to 600,000 shares of common stock each at a price of $2.125 per share, which are owned by Messrs. Fisher and Dowd. These options are currently exercisable. Mr. Dowd's figure includes 1,800,000 shares held as custodian for his minor children. Mr. Dowd disclaims beneficial ownership of his children's shares.

(4) Does not include options to acquire 50,000 and 750,000 shares, respectively, by Ms. Xu and Mr. Chang. The options are currently available for exercise, and the strike price per share is $2.125. The options have five-years terms.

Item 12. Certain Transactions:

This item is not applicable.

Item 13. Exhibits and Reports on Form 8-K:

(a) Exhibits:




SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of April 2001.

CBQ, INC. (Registrant)



By: /s/ Bart S. Fisher
----------------------
Bart S. Fisher, Chairman and Chief Executive Officer

By: /s/ Leann Zawodniak
-----------------------
Leann Zawodniak, Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, the following person on behalf of the registrant has signed this report below in the capacity on this 16th day of April 2001.



/s/ Bart S. Fisher
------------------
Bart Fisher, Director




/s/ Xu Ying
-------------
Xu Ying, Director