Form 10QSB
period 2001-03-31
CBQ INC
filed 2001-05-15
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                                   EXCHANGE ACT

      For the transition period from                  to
                                    ------------------   ----------------------
                        Commission file number 33-4707-NY
                        ---------------------------------

                                    CBQ, Inc.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Colorado                                               84-1047159
--------------------------------------------------------------------------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

                10923 McCormick Road, Hunt Valley, Maryland 21031
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 568-4000
                            -------------------------
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ---- No -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 8, 2001 Approximately 77,866,212 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries



     We have reviewed the accompanying consolidated balance sheets of CBQ, Inc. and Subsidiaries as of March 31, 2001 and December 31, 2000 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
May 15, 2001

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)
                                                    March 31,       December 31,
                                                       2001             2000
                                                   -----------      -----------
Assets:

Current assets:
   Cash ......................................     $   543,823      $   147,873
   Accounts receivable, net of
     allowance for doubtful accounts .........         909,092        1,042,248
   Inventories ...............................          86,711           75,420
   Other current assets ......................         194,721          186,277
                                                   -----------      -----------

      Total current assets ...................       1,734,347        1,451,818
                                                   -----------      -----------

Equipment:
   Computers and related equipment ...........         540,144          537,890
   Office equipment ..........................         356,514          355,664
   Software ..................................          34,927           34,927
   Transportation equipment ..................          47,078           47,078
   Leasehold improvements ....................          18,611           18,611
                                                   -----------      -----------
                                                       997,274          994,170
      Less accumulated depreciation ..........        (580,935)        (548,427)
                                                   -----------      -----------

         Equipment, net of
           accumulated depreciation ..........         416,339          445,743
                                                   -----------      -----------

Other non-current assets:
   Notes receivable, long-term ...............          60,452           60,452
   Goodwill, less amortization ...............       1,262,776          844,951
   Investments ...............................          46,163           46,163
   Other assets ..............................       1,300,144           75,999
                                                   -----------      -----------

      Total other non-current assets .........       2,669,535        1,027,565
                                                   -----------      -----------

         Total assets ........................     $ 4,820,221      $ 2,925,126
                                                   ===========      ===========

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                     (Unaudited)
                                                       March31,     December 31,
                                                         2001           2000
                                                     -----------    -----------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Line of credit payable ........................   $ 1,312,157    $ 1,312,157
   Current portion of long-term debt .............        74,840         87,908
   Accounts payable, trade .......................     1,497,515      1,780,927
   Accrued expenses ..............................       610,522        348,591
   Due to related party ..........................         1,215          1,215
   Due to shareholders ...........................       115,000        115,000
                                                     -----------    -----------

      Total current liabilities ..................     3,611,249      3,645,797
                                                     -----------    -----------

Non-current liabilities:
   Long-term debt ................................     2,510,775      1,813,139
   Preferred stock of subsidiaries ...............       525,000        525,000
                                                     -----------    -----------

      Total non-current liabilities ..............     3,035,775      2,338,139

         Total Liabilities .......................     6,647,024      5,983,938
                                                     -----------    -----------

Stockholders' Deficit:
   Preferred Stock, par value $.001
      per share Authorized 100,000,000 shares,
      70,000 shares issued and outstanding at
      March 31, 2001 and December 31, 2000 .......            70             70

   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 77,221,835 Shares at March 31, 2001
      and 69,836,835 shares at December 31, 2000 .         7,723          6,984
   Additional paid-in capital ....................     3,615,191      2,304,813
   Accumulated deficit ...........................    (5,449,787)    (5,370,678)
                                                     -----------    -----------

     Total Stockholders' Deficit .................    (1,826,803)    (3,058,811)
                                                     -----------    -----------

     Total Liabilities and
       Stockholders' Deficit .....................   $ 4,820,221    $ 2,925,126
                                                     ===========    ===========

                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                           (Unaudited)
                                                    For the three months ended
                                                             March 31,
                                                  -----------------------------
                                                      2001              2000
                                                  -----------       -----------
Continuing operations:

   Revenues ................................      $ 1,472,491       $ 2,992,199

  Costs and expenses:
      Cost of revenues .....................          739,149         2,006,076
      Sales and marketing ..................          171,665            22,402
      General and administrative ...........          464,449           215,895
      Depreciation and amortization ........           94,432             2,406
      Interest, net ........................           88,913             6,802
                                                  -----------       -----------

         Total costs and expenses ..........        1,558,609         2,253,581
                                                  -----------       -----------

         Net income (loss) from
           continuing operations ...........          (86,118)          738,618

Discontinued operations:

   Income (Loss) from operations of
      discontinued operations ..............            7,009          (325,630)

   Loss on disposal of
      discontinued operations ..............             --                --
                                                  -----------       -----------

    Net Income (loss) from
      discontinued operations ..............            7,009          (325,630)
                                                  -----------       -----------

     Net Income (Loss) .....................      $   (79,109)      $   412,988
                                                  ===========       ===========

Basic & Diluted loss per share .............      $      --         $      --
                                                  ===========       ===========




                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
                                                      For the three months ended
                                                               March 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss) .................................   $ (79,109)   $ 412,988
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization ..................      94,434        2,406
      Decrease (increase) in accounts receivable .....     224,698     (672,453)
      Decrease (increase) in inventories .............     (11,291)      46,533
      Decrease (increase) in other current assets ....      (8,444)      (4,068)
      Decrease (increase) in other assets ............         680        7,786
      Increase (decrease) in accounts payable ........    (283,412)      10,671
      Increase (decrease) in accrued expenses ........     261,932      (64,230)
                                                         ---------    ---------
  Net Cash Used in continuing operations .............     278,597     (673,355)
                                                         ---------    ---------

Cash flows from discontinued operations ..............     199,487     (260,367)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of equipment .............................      (3,105)     (56,683)
                                                         ---------    ---------
Net cash provided by (used) investing activities .....      (3,105)     (56,683)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of preferred stock of subsidiary ............        --        275,000
Other decreases in long-term debt ....................     (15,432)    (127,482)
Repayment of notes payable to shareholder ............        --        (59,817)
Common stock issued for cash .........................     215,000      251,083
Common stock issued for services .....................        --        112,625
                                                         ---------    ---------
Net Cash Provided by
  Financing Activities ...............................     199,568      451,409
                                                         ---------    ---------

Net (Decrease) Increase in
  Cash and Cash Equivalents ..........................     395,950      134,359
Cash and Cash Equivalents
  at Beginning of Period .............................     147,873     (118,184)
                                                         ---------    ---------
Cash and Cash Equivalents
  at End of Period ...................................   $ 543,823    $  16,175
                                                         =========    =========

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest .....................................          $37,418          $ 8,350
Franchise and income taxes ...................          $  --            $  --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

     On March 1, 2001, the Company purchased Easy Soft International, Inc. ("Easy Soft"). The purchase price was 5,625,000 shares of common stock in exchange for assets valued at $580,596 (receivables in the approximate amount of $95,665, equipment and other assets of $5,181 and goodwill of $479,750) less liabilities of $9,305.

     On March 27, 200l the Company purchased certain assets of Technet Computers Services, Inc. and Networkland, Inc. for 7,650,000 shares of common stock and a 10% note payable of $700,000 in exchange for which the Company received assets valued at $1,930,023 ( receivables $1,534,147, inventory $27,067, equipment $45,120, goodwill $103,609 and other assets $220,080) and assumed liabilities of $705,198.

     The  allocation  of  purchase  price  include   certain   assumptions   and
preliminary estimates and are subject to change.


















                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

     The unaudited financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     CBQ, Inc., (formerly Freedom Funding, Inc.) a Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989.

     The Company ceased its development stage with its merger with Quantum Technology Group, Inc. ("Quantum Group") in August 2000.

Nature of Business

     The Company's lines of businesses include software development outsourcing, web development, custom software development, network systems integration and management.

Principles of Consolidation

     The consolidated financial statements for the three months ended March 31, 2001 and 2000 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. ("CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One"). Two subsidiaries of Quantum Group, Quantum Technology Distribution, Inc. ("Quantum Distribution") and dpi Net Solutions, Inc. ("DPI"), are included in the consolidated financial statements from November 15, 1999 and April 1, 2000, their respective dates of acquisition by Quantum Group.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     As more fully described in Note 2, the business combinations between the Company and ChinaSoft, Inc. ("ChinaSoft") in January 2000 and between the
Company and Quantum Group in August 2000 were accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods to reflect the consolidated financial position, results of operations and cash flows of the Company, ChinaSoft and Quantum Group.

     All  significant   intercompany   balances  and   transactions   have  been
eliminated.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                      Per-Share
                                             Income      Shares        Amount
                                             ------      ------        ------
                                           (Numerator)(Denominator)

                                       For the three months ended March 31, 2001
                                          -------------------------------------
Basic Loss per Share
Loss to common shareholders               $   (79,109)  72,287,946  $      --
                                          ===========  ===========  ===========

                                       For the three months ended March 31, 2000
                                          -------------------------------------
Basic Loss per Share
Income to common shareholders             $   412,988   63,263,708  $      --
                                          ===========  ===========  ===========

     The effect of outstanding common stock equivalents would be anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

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

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Goodwill

     Goodwill reflects the excess of purchase prices over the fair market value of assets acquired in the CyberQuest reverse acquisition and DPI acquisition. Goodwill is amortized over a five-year period.

Reclassifications

     Certain reclassifications have been made in the March 31, 2000 financial statements to conform with the March 31, 2001 presentation.

NOTE 2 - ACQUISITIONS

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 2 - ACQUISITIONS Continued

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

     On August 8, 2000, the Company merged with Quantum Group and its subsidiaries in a tax- free exchange. All of the outstanding common stock of Quantum Group was exchanged for 11,508,568 restricted common shares of the Company. This business combination was accounted for as a pooling of interests. 450 shares of Quantum Group's Series D preferred stock were converted into 720,000 shares of the Company's common stock on August 31, 2000.

     On March 1, 2001, the Company purchased Easy Soft International, Inc. ("Easy Soft"). The purchase price was 5,625,000 shares of common stock in exchange for all of the outstanding preferred and common shares of Easy Soft.

     On March 27, 200l the Company purchased certain assets of Technet Computers Services, Inc. and Networkland, Inc. for 7,650,000 shares of voting common stock and a 10% note payable of $700,000 due in quarterly installments of interest only until the principal is paid in full. The company may prepay the principal amount in whole or in part at any time. At any time after twelve months from the date of the note, the outstanding principal balance and any unpaid interest may be converted in whole at the option of the holder in common stock of the company at a conversion price of $0.75 per share. All outstanding principal and any accrued and unpaid interest is due March 1, 2004.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 3 - INVESTMENTS

     On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares.

NOTE 4 - LINE OF CREDIT

     Quantum Group has a $1,312,157 line of credit payable to a bank at December 31, 2000 under a $4,000,000 revolving line of credit agreement with interest at the bank's prime rate or LIBOR plus 2.5% (9.279% at December 31, 2000), and expired on April 1, 2001. The line of credit is collateralized by substantially all of the company's assets, and is personally guaranteed by certain of the company's officers and stockholders.

     The line of credit agreement with the bank contains various covenants pertaining to maintenance of certain debt coverage and leverage ratios. In addition, the agreement restricted entrance into any merger or acquisition agreement without prior written consent of the bank. At March 31, 2001 the company was not in compliance with the covenants. Under the terms of the agreement, the bank may call the loan if the company is in violation of any restrictive covenant. As of the May 8, 2001, the bank has not waived the covenant violations.

NOTE 5 - DUE TO SHAREHOLDERS

     Due to shareholders at March 31, 2001 and December 31, 2000 consists of the following:


                                                          March 31, December 31,
                                                             2001         2000
                                                           --------     --------

Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt ......................     $ 50,000     $ 50,000

Advances, unsecured, non-interest bearing,
due on demand ........................................       65,000       65,000
                                                           --------     --------

                                                           $115,000     $115,000
                                                           ========     ========

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 6 - LONG-TERM DEBT

     Long-term debt at March 31, 2001 and December 31, 2000 consists of the following:


                                                          March 31, December 31,
                                                            2001         2000
                                                         ----------   ----------

Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003 .....   $  153,228   $  166,294

Capital lease obligations, at interest rates
  ranging from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004 ........       32,387       34,753

Subordinated debenture due in monthly installments
  of 12% interest only until April 30, 2003; 13.5%
  beginning May 1, 2003; 14% beginning May 1, 2004
  and continuing thereafter. Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006 ...................    1,200,000    1,200,000

Subordinated debenture due in monthly installments
  of 12% interest only until September 30, 2001;
  13% beginning October 1, 2001; 14% beginning
  October 1, 2002 and continuing thereafter ..........
  Principal and any unpaid interest due at
  maturity date on October 1, 2005 ...................      500,000      500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only ............
  Principal and any unpaid interest due at
  maturity date on March 1, 2004 .....................      700,000         --
                                                         ----------   ----------

                                                          2,585,615    1,901,047

      Less amounts due within one year ...............       74,840       87,908
                                                         ----------   ----------

                                                         $2,510,775   $1,813,139
                                                         ==========   ==========

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 6 - LONG-TERM DEBT continued

                       The following are maturities of long-term debt:

                                                                  Period Ending
                                                                  March 31, 2001
                                                                  --------------

                                                2001                  $   74,840
                                                2002                     298,185
                                                2003                     972,590
                                                2004                     240,000
                                                2005                     740,000
                                                2006                     260,000
                                                                      ----------

                                                                      $2,585,615
                                                                      ==========

NOTE 7 - LEASES

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

     Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                            Capital      Operating
                Year Ending December 31,    Leases        Leases        Total
                                           ---------     ---------    ---------

                                   2001    $  16,958     $ 123,354    $ 140,312
                                   2002       11,804       106,304      118,108
                                   2003        8,189        83,286       91,475
                                   2004        1,869        63,882       65,751
                                           ---------     ---------    ---------

Total minimum lease payments due              38,820       376,826      415,646

Less amounts representing interest            (4,068)         --         (4,068)
                                           ---------     ---------    ---------

                                           $  34,752     $ 376,826    $ 411,578
                                           =========     =========    =========

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 8 - PREFERRED STOCK OF SUBSIDIARY

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

NOTE 9 - CONTINGENCIES

     The Company is a defendant in several lawsuits. In the opinion of Company management, none of these lawsuits will have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 10 - PREFERRED STOCK

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

NOTE 11 - COMMON STOCK

     During 2000, the Company settled liabilities of $923,398 in exchange for 1,658,920 shares of common stock.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 12 - STOCK OPTIONS


         The options have a five-year life and are currently exercisable. The following summarizes stock option activity during the years ended December 31, 2000 and 1999:


                                                              Year Ended December 31,
                                     --------------------------------------------------------------------------
                                                    2001                                  2000
                                     -----------------------------------  -------------------------------------
                                                           Exercise                               Exercise
                                         Shares          Price/Share            Shares           Price/Share
                                     ---------------  ------------------  ------------------  -----------------
Options outstanding,
  Beginning of year:                       5,545,471          -                            -          -
Options granted                            3,050,000     $1.00-$2.125              5,545,471       $2.125
Options exercised                           (662,263)       $2.125                         -          -
Options canceled                            (217,500)       $2.125                         -          -
                                     ---------------                      ------------------
   Options outstanding,
         End of year:                      7,715,708     $1.00-$2.125              5,545,471       $2.125

Options granted                            7,725,000     $0.25-$2.125                      -          -
Options exercised                                  -          -                            -          -
Options canceled                                   -          -                            -          -
                                     ---------------                      ------------------
Options outstanding,
       March 31, 2001 and 2000            15,440,708     $0.25-$2.125              5,545,471       $2.125
                                     ===============                      ==================

Substantially all of the options are exercisable during five-year periods from the dates of grant.

NOTE 13 - GOING CONCERN

     The Company has had recurring losses during its development stage and during the short period in which it has been in operations. Management believes that the losses incurred in 2000 will be abated in 2001, and will continue to pursue a two-track strategy to address the cash needs of CBQ--internal growth and acquisitions. The acquisitions of EasySoft and Technet will strengthen the software capabilities of CBQ, and permit the marketing of its software development expertise on an ever-broadening scale. CBQ plans to develop a sustainable competitive advantage by outsourcing the majority of the programming labor to skilled software engineers located in China ("the China team") and India ("the India team"). The acquisition of Networkland will strengthen the hardware, networking, and integration business of CBQ. These synergistic acquisitions will provide management efficiencies, economies of scale, and a broader reach into the District of Columbia and Virginia. In 2000 EasySoft, Technet and Networkland accounted for over $15 million in gross

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------
                                   (Continued)

NOTE 13 - GOING CONCERN continued

revenues. The larger nature of the enterprise should improve the prospects for profitability in 2001. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long-term financing, which will enable the Company to operate for the coming year.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

     As used herein the term "Company" refers to CBQ, Inc., a Colorado corporation and its predecessors and subsidiaries, unless the context indicates otherwise.

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

     The Company is in the process of attempting to identify and acquire favorable business opportunities. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. Other than previously mentioned the Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Results of Operations

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

Continuing Operations:
Three Months Ended March 31, 2001 and 2000


     Revenues decreased by $1,519,708 from the quarter ended March 31, 2000. The decrease is a result of a change in the company's business model in its subsidiary, Quantum Distribution. In a declining parts and distribution market, the company switched its model to white box custom builds where there continues to be a strong growth pattern and higher profit margins. The decrease in costs of revenues of $1,266,927 is primarily a result of this change in strategy. Cost of revenues includes direct salaries and related payroll taxes, product costs, and outside services charged to customers.

     The increase in sales and marketing of $149,263 from 2000 reflects the change in the company's marketing strategy towards system integration and the targeting of a new customer base as well as the development of a sales and marketing team which began in the October of 2000. Sales and marketing includes salaries, commissions, and related payroll taxes for the sales team, advertising and marketing costs, and related selling costs such as travel, meals and entertainment.

     The increase in general and administrative expenses of $248,554 from 2000 reflects the company's on-going pursuit of new acquisitions and merger-related expenses including legal, accounting, consulting as well as integration costs for its most recent acquisitions from Technet, Inc., Networkland, Inc. and EasySoft International, Inc.

     Depreciation and amortization expenses increased $92,026 from 2000. These increases reflect the equipment purchased as a result of the acquisition of DPI in April 2000 as well as related goodwill amortization as a result of the company's acquisitions.

     Interest expense increased $82,111 from 2000 as a result of long-term debt financing and use of the Company's line of credit facility which was put into place in April 2000.

     The Company recorded a net loss of $79,109 for the three months ended March 31, 2001 compared to net income of $412,988 for the same period in 2000. The company continues to refine its business model, acquisition philosophy, and marketing strategy in an effort to compete in the ever-changing technology industry.

Capital Resources and Liquidity

     Liquidity during 2000 was primarily generated by issuance of common stock, stockholder loans and issuance of long-term debt.

     At March 31, 2001, the Company had total current assets of $1,734,000 and total assets of $4,820,000 as compared to $1,452,000 current assets and $2,925,000 total assets at December 31, 2000. The Company had a net working capital deficit of $1,877,000 and $2,194,000 at March 31, 2001 and December 31, 2000.

     Net stockholders' deficit in the Company was $2,042,000 and $3,059,000 as of March 31, 2001 and December 31, 2000.

                                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or any officer or director of the Company, or affiliate or owner of record or beneficially of more than five percent of the Common Stock, to management's knowledge) is a party or to which the property of the Company is subject is pending, and no such material proceeding is known by management of the Company to be contemplated.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS



     (b) Reports on Form 8-K. No reports on Form 8-K were file during the period covered by this Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of May, 2001.

CBQ, Inc.


/s/ Bart S. Fisher
------------------------
Bart S. Fisher
Chairman and Chief Executive Officer



/s/ Leann Zawodniak
Leann Zawodniak
Chief Financial Officer


May 15, 2001