Form 10QSB
period 2001-06-30
CBQ INC
filed 2001-08-20
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2001
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                to
                                            ---------------   ------------------
                    Commission file number             33-4707-NY
                                            ------------------------------------

                                    CBQ, Inc.
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Colorado                                        84-1047159
--------------------------------------------------------------------------------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                        Identification No.)

                10923 McCormick Road, Hunt Valley, Maryland 21031
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (410) 568-4000
                   -------------------------------------------
                            Issuer's telephone number


      (Former name, former address and former fiscal year, if changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: July 11, 2001 Approximately 79,621,299 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries



         We have reviewed the accompanying consolidated balance sheets of CBQ, Inc. and Subsidiaries as of June 30, 2001 and December 31, 2000 and the related consolidated statements of operations for the three and six months and cash flows for the six month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
August 16, 2001

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $          197,989  $          147,873
   Accounts receivable, net of allowance for doubtful accounts                          957,588           1,042,248
   Inventories                                                                          140,280              75,420
   Other current assets                                                                 867,195             186,277
                                                                             ------------------  ------------------

      Total current assets                                                            2,163,051           1,451,818
                                                                             ------------------  ------------------

Equipment:
   Computers and related equipment                                                      592,201             537,890
   Office equipment                                                                     371,812             355,664
   Software                                                                              34,927              34,927
   Transportation equipment                                                              48,558              47,078
   Leasehold improvements                                                                17,910              18,611
                                                                             ------------------  ------------------
                                                                                      1,065,408             994,170
      Less accumulated depreciation                                                    (627,534)           (548,427)
                                                                             ------------------  ------------------

         Equipment, net of accumulated depreciation                                     437,874             445,743
                                                                             ------------------  ------------------

Other non-current assets:
   Notes receivable, long-term                                                           60,452              60,452
   Goodwill, less amortization                                                        1,377,467             844,951
   Investments                                                                           46,163              46,163
   Other assets                                                                          72,562              75,999
                                                                             ------------------  ------------------

      Total other non-current assets                                                  1,556,644           1,027,565
                                                                             ------------------  ------------------

         Total assets                                                        $        4,157,569  $        2,925,126
                                                                             ==================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2001                2000
                                                                             ------------------  ------------------

Liabilities and Stockholders' Deficit:

Current liabilities:
   Line of credit payable                                                    $          912,157  $        1,312,157
   Current portion of long-term debt                                                    764,029              87,908
   Accounts payable, trade                                                            2,076,455           1,780,927
   Accrued expenses                                                                     626,020             348,591
   Due to related party                                                                   1,215               1,215
   Due to shareholders                                                                  115,000             115,000
                                                                             ------------------  ------------------

      Total current liabilities                                                       4,494,875           3,645,798
                                                                             ------------------  ------------------

Non-current liabilities:
   Long-term debt                                                                     1,803,673           1,813,139
   Preferred stock of subsidiaries                                                      525,000             525,000
                                                                             ------------------  ------------------

      Total non-current liabilities                                                   2,328,673           2,338,139
                                                                             ------------------  ------------------

         Total Liabilities                                                            6,823,548           5,983,938
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock, par value $.001 per share
      Authorized  100,000,000  shares,
      70,000 shares issued and outstanding at
      June 30, 2001 and December 31, 2000                                                    70                  70

   Common Stock, par value $.0001 per share
      Authorized  500,000,000  shares,
      Issued 79,516,835 Shares at June 30, 2001
      and 69,836,835 shares at December 31, 2000                                          7,952               6,984
   Additional paid-in capital                                                         3,518,141           2,304,813
   Accumulated deficit                                                               (6,192,143)         (5,370,678)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                     (2,665,979)         (3,058,811)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $        4,157,569  $        2,925,126
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Three Months                    For the Six Months
                                                  Ended June 30,                         Ended June 30,
                                        -----------------------------------  --------------------------------------
                                               2001              2000               2001                2000
                                        ------------------ ----------------  ------------------  ------------------
Continuing operations:
Revenues                                $        2,240,368 $      2,097,997  $        3,712,859  $        5,090,196
Cost of revenues                                 1,803,639        1,765,702           2,542,788           3,771,778
                                        ------------------ ----------------  ------------------  ------------------
     Gross Profit                                  436,729          332,295           1,170,071           1,318,418
                                        ------------------ ----------------  ------------------  ------------------

Expenses
  Sales and marketing                              296,011          146,682             467,676             169,084
  General and administrative                       676,370        1,039,113           1,140,821           1,255,008
  Depreciation and amortization                    117,459          147,036             211,891             149,442
                                        ------------------ ----------------  ------------------  ------------------

     Total costs and expenses                    1,089,830        1,332,831           1,820,388           1,573,534
                                        ------------------ ----------------  ------------------  ------------------

Other Income (Expense)
  Interest expense                                (100,524)        (138,031)           (189,437)           (144,833)
  Other income                                      11,280                -              11,280                   -
                                        ------------------ ----------------  ------------------  ------------------

     Net Other Income (Expense)                    (89,244)        (138,031)           (178,157)           (144,833)
                                        ------------------ ----------------  ------------------  ------------------

     Net Loss from Continuing
        Operations                                (742,356)      (1,138,567)           (828,474)           (399,949)
                                        ------------------ ----------------  ------------------  ------------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations                               1         (389,342)              7,009            (714,972)

Loss on disposal of
   discontinued operations                               -                -                   -                   -
                                        ------------------ ----------------  ------------------  ------------------

     Net Income (loss) from
       discontinued operations                           1         (389,342)              7,009            (714,972)
                                        ------------------ ----------------  ------------------  ------------------

Net Income (Loss)                       $         (742,357)$     (1,527,909) $         (821,465) $       (1,114,921)
                                        ================== ================  ==================  ==================

Weighted Average
Shares Outstanding                              78,726,725       64,833,866          75,525,122          66,404,025
                                        ================== ================  ==================  ==================

Loss per Common Share                   $           (0.01) $         (0.03)  $           (0.01)  $           (0.02)
                                        ================== ================  ==================  ==================

                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       (Unaudited)
                                                                For the six months ended
                                                                        June 30,
                                                          -------------------------------------
                                                                2001                2000
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                      $        (839,752) $         (399,949)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                                 211,891             149,442
      Decrease (increase) in accounts receivable                  1,712,578             592,786
      Decrease (increase) in inventories                            (64,860)            193,797
      Decrease (increase) in other current assets                  (631,510)           (246,765)
      Decrease (increase) in other assets                            12,620             (90,182)
      Increase (decrease) in accounts payable                      (401,805)            209,378
      Increase (decrease) in accrued expenses                       277,429             119,981
                                                          -----------------  ------------------
  Net Cash Used in continuing operations                             79,516             528,488
                                                          -----------------  ------------------

Cash flows from discontinued operations                             215,362            (714,972)
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of equipment                                            (47,717)                  -
                                                          -----------------  ------------------
Net cash provided by (used) investing activities                    (47,717)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Repayments) borrowings on line of credit                          (400,000)            585,568
Other decreases in long-term debt                                   (12,045)                  -
Repayment of notes payable to shareholder                                 -             (25,562)
Common stock issued for cash                                        215,000                   -
                                                          -----------------  ------------------
Net Cash Provided by
  Financing Activities                                             (197,045)            560,006
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          50,116             373,522
Cash and Cash Equivalents
  at Beginning of Period                                            147,873            (119,165)
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $         197,989  $          254,357
                                                          =================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $          63,675  $           79,201
  Franchise and income taxes                              $            --    $             --

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

         On March 27, 200l the Company purchased certain assets of Technet Computers Services, Inc. and Networkland, Inc. for 7,800,000 shares of common stock and a 10% note payable of $700,000 in exchange for which the Company received assets valued at $1,794,748 ( receivables $1,553,273, inventory $27,067, equipment $20,417, goodwill $192,671 and other assets $1,320) and assumed liabilities of $688,029.

The allocation of purchase price include certain assumptions and preliminary estimates and are subject to change.

         In April 2001, the Company settled approximately $120,000 in disputed charges with a third party for $17,000 in cash and 900,000 shares of the Company's common stock.






                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the three month and six month periods ended June 30, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Principles of Consolidation

         The consolidated financial statements for the three months ended June 30, 2001 and 2000 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. ("CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One"). Two subsidiaries of Quantum Group, Quantum Technology Distribution, Inc. ("Quantum Distribution") and dpi Net Solutions, Inc. ("DPI"), are included in the consolidated financial statements from November 15, 1999 and April 1, 2000, their respective dates of acquisition by Quantum Group.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------
                                                                 For the Three Months Ended June 30, 2001
                                                        -----------------------------------------------------------
Basic Income per Share
Income to common shareholders                           $         (742,357)          78,726,725  $           (0.01)
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended June 30, 2000
                                                        -----------------------------------------------------------
Basic Loss per Share
Loss to common shareholders                             $       (1,527,909)          64,833,866  $           (0.03)
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2001
                                                        -----------------------------------------------------------
Basic Income per Share
Income to common shareholders                           $         (821,465)          75,525,122  $           (0.01)
                                                        ==================  ===================  ==================

                                                                  For the Six Months Ended June 30, 2000
                                                        -----------------------------------------------------------
Basic Loss per Share
Loss to common shareholders                             $       (1,114,921)          66,404,025  $           (0.02)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Reclassifications

         Certain reclassifications have been made in the June 30, 2000 financial statements to conform with the June 30, 2001 presentation.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

NOTE 2 - ACQUISITIONS Continued

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

         On March 27, 200l the Company purchased certain assets of Technet Computer Services, Inc. and Networkland, Inc. for 7,800,000 shares of voting common stock and a 10% note payable of $700,000 in exchange for which the Company received assets valued at $1,106,720. In addition, the Company assumed an $80,000 liability of the Parent, Socrates Technologies Corp, Inc.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

NOTE 3 - INVESTMENTS

         On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares.

NOTE 4 - LINE OF CREDIT

         Quantum Group has an outstanding balance of $912,157 under its line of credit payable to a bank at June 30, 2001 with interest at the bank's prime rate or LIBOR plus 2.5% which expired on April 1, 2001. The line of credit is collateralized by substantially all of the company's assets, and is personally guaranteed by certain of the company's officers and stockholders.

         The line of credit agreement with the bank contains various covenants pertaining to maintenance of certain debt coverage and leverage ratios. In addition, the agreement restricted entrance into any merger or acquisition agreement without prior written consent of the bank. At June 30, 2001 the company was not in compliance with the covenants. Under the terms of the agreement, the bank may call the loan if the company is in violation of any restrictive covenant.

NOTE 5 - DUE TO SHAREHOLDERS

         Due to shareholders at June 30, 2001 and December 31, 2000 consists of the following:


                                                                      June 30,          December 31,
                                                                        2001                2000
                                                                 ------------------- ------------------

Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt.                                 $            50,000 $           50,000

Advances, unsecured, non-interest bearing,
due on demand                                                                 65,000             65,000
                                                                 ------------------- ------------------

                                                                 $           115,000 $          115,000
                                                                 =================== ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

NOTE 6 - LONG-TERM DEBT

Long-term debt at June 30, 2001 and December 31, 2000 consists of the following:


                                                                      June 30,          December 31,
                                                                        2001                2000
                                                                 ------------------- ------------------
Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003                 $     144,384       $          166,294

Capital lease obligations, at interest rates
  ranging from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004                          23,318                    34,753

Subordinated debenture due in monthly installments
  of 12% interest only until April 30, 2003; 13.5%
  beginning May 1, 2003; 14% beginning May 1, 2004 and
  continuing thereafter. Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006                                   1,200,000                1,200,000

Subordinated debenture due in monthly installments
  of 12% interest only until September 30, 2001;
  13% beginning October 1, 2001; 14% beginning
  October 1, 2002 and continuing thereafter.
  Principal and any unpaid interest due at
  maturity date on October 1, 2005                                     500,000                  500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only.
  Principal and any unpaid interest due at
  maturity date on March 1, 2004                                       700,000                        -
                                                                 ------------------- ------------------

                                                                      2,567,702               1,901,047

      Less amounts due within one year                                 105,996                   87,908
                                                                 ------------------- ------------------

                                                                 $    2,461,706      $        1,813,139
                                                                 =================== ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

NOTE 6 - LONG-TERM DEBT continued

                       The following are maturities of long-term debt:

                                                               Period Ending
                                                               June 30, 2001
                                                           --------------------

                                               2001        $            105,996
                                               2002                     314,300
                                               2003                     967,406
                                               2004                     240,000
                                               2005                     940,000
                                               2006                           -
                                                           --------------------

                                                           $          2,567,702
                                                           ====================

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

Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                             Capital             Operating
                Year Ending December 31,                      Leases              Leases               Total
                                                        ------------------  -------------------  ------------------

                          2001                          $           16,958  $           123,354  $          140,312
                          2002                                      11,804              106,304             118,108
                          2003                                       8,189               83,286              91,475
                          2004                                       1,869               63,882              65,751
                                                        ------------------  -------------------  ------------------

            Total minimum lease payments due                        38,820              376,826             415,646

           Less amounts representing interest                      (4,068)                    -             (4,068)
                                                        ------------------  -------------------  ------------------

                                                        $           34,752  $           376,826  $          411,578
                                                        ==================  ===================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

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

NOTE 9 - CONTINGENCIES

         CBQ, Inc. had an agreement with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of June 30, 2001, the company is contingently liable in the amount of $783,000 relating to such receivables sold with recourse.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
            ---------------------------------------------------------
                                   (Continued)

NOTE 12 - STOCK OPTIONS


         The options have a five-year life and are currently exercisable. The following summarizes stock option activity during the six months ended June 30, 2001 and year ended December 31, 2000:


                                              Six Months Ended                   Year Ended December 31,
                                                June 30, 2001                             2000
                                     -----------------------------------  -------------------------------------
                                                           Exercise                               Exercise
                                         Shares          Price/Share            Shares           Price/Share
                                     ---------------  ------------------  ------------------  -----------------
Options outstanding,
  Beginning of period:                     7,715,708          -                    5,545,471          -
Options granted                            8,625,000     $0.25-$2.125              3,050,000    $1.00-$2.125
Options exercised                                  -          -                     (662,263)      $2.125
Options canceled                                   -          -                     (217,500)      $2.125
                                     ---------------                      ------------------
   Options outstanding,
         End of period:                   16,340,708     $1.00-$2.125              7,715,708    $1.00-$2.125
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

Results of Operations

         As the world  increasingly  becomes reliant upon  information and data,
companies   will  continue  to  invest  in  highly   reliable  and  scalable  IT
infrastructures.

         As an End to End e-business solutions provider, CBQ offers a unique value proposition and is well positioned to become a major vendor for software and hardware in the Information Technology Market. The company's strategy is to have diverse streams of revenue including software development, hardware sales, and networking and integration services. The Company has a solid base of business in the mid-Atlantic region, and will rely on sources in China and the United States to provide the lowest available costs to its customers. While the software market in the United States has softened considerably in 2001, CBQ, as a result of its ability to import low cost, high quality software services from China, is poised to become an even more important player in coming years. CBQ has developed connections in China in both the private and public sectors that will allow it to implement software solutions, build Web sites, manage databases, and provide supply chain management solutions for U.S. customers. Due to the deteriorating IT spending climate it will be imperative for U.S. companies to outsource software development and to use the most cost effective source of supply, which is now China. Companies that have been using India as a source of outsourced software will increasingly turn to China, which is 30% lower cost on the average than software programmers from India.

         In addition, IT hardware cost will continue to decline. In this climate the connections CBQ has in China that will allow the Company to import personal computers, laptop computers, and personal digital assistants will give the Company a major price advantage over its U.S. competitors.

         Networking and integration services will also continue to be in demand, and CBQ, in tandem with partners such as Lockheed-Martin and Verizon, will be a major player in the Mid-Atlantic market.

         CBQ has grown steadily since current management assumed control of the Company on January 14, 2000. In the first six months of 2000, the revenues of CBQ, on a non-pooled accounting basis, were $336,420, with losses of $308,795, or 90% of revenues. In the first six months of 2001, the revenues of CBQ were $3,712,859, while losses were $821,465, or 22% of revenue. Revenues grew eleven-fold, while losses grew by a much lower factor (2.6).

         In the second quarter of 2000, ending on June 30, 2000, the revenues of CBQ, on a non- pooled accounting basis, were $116,504, while losses were $167,669. In the second quarter of 2001, the revenues of CBQ were $2,240,368, with losses of $742,357, or $.01 per share. Thus, the revenues of CBQ grew by a factor of 20 quarter to quarter, while losses sharply decreased as a percentage of revenues from over 100% to under 30% of revenues.

         While revenues were pooled for tax and accounting reasons in the various transactions in the second quarter involving Easysoft, Networkland, and Technet, the appropriate "real world" way to look at the situation is in terms of CBQ's revenues on a non-pooled basis until August 8, 2000 when CBQ acquired Quantum Technology Group. This clarifies the accounting situation, which state the consolidated statement of operations on a pooled basis in this filing.

Continuing Operations:

         The Company has had recurring losses during its development stage and during the short period in which it has been in operations. Management believes that the losses incurred in 2000 will be abated in 2001, and will continue to pursue a two-track strategy to address the cash needs of CBQ--internal growth and acquisitions. The acquisitions of EasySoft and Technet will strengthen the software capabilities of CBQ, and permit the marketing of its software development expertise on an ever-broadening scale. CBQ plans to develop a sustainable competitive advantage by outsourcing the majority of the programming labor to skilled software engineers located in China ("the China team") and India ("the India team"). The acquisition of Networkland will strengthen the hardware, networking, and integration business of CBQ. These synergistic acquisitions will provide management efficiencies, economies of scale, and a broader reach into the District of Columbia and Virginia..

Three Months Ended June 30, 2001 and 2000

         Revenues for the three months ending June 30, 2001 increased by $142,000 primarily as a result of the acquisitions during the later part of the first quarter. The cost of revenues decreased to 81% of revenue from 84% which has resulted from the company's change in products.

         The increase in sales and marketing nearly doubled from the same period ending June 30, 2000 which reflects the change in the company's marketing strategy towards system integration and the targeting of a new customer base.

         The 35% decrease in general and administrative expenses from 2000 reflects the company's on-going pursuit of new acquisitions and economies of integration including accounting and overhead costs.

         Although not operating in the black the company continues to show improvement. The company recorded a net loss from continuing operations of $754,000 for the three months ended June 30, 2001 compared to a loss of $1,139,000 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 and 2000

         Revenues for the six months ending June 30, 2001 decreased by $1,377,000 from the same period ending June 30, 2000. The decrease is a result of a change in the company's business model in its subsidiary, Quantum Distribution. In a declining parts and distribution market, the company switched its model to white box custom builds where there continues to be a strong growth pattern and higher profit margins. The decrease in costs of revenues of $1,229,000 is primarily a result of this change in strategy. Cost of revenues includes direct salaries and related payroll taxes, product costs, and outside services charged to customers.

         The increase in sales and marketing of $299,000 from the same period ending June 30, 2000 reflects the change in the company's marketing strategy towards system integration and the targeting of a new customer base as well as the development of a sales and marketing team which began in the October of 2000. Sales and marketing includes salaries, commissions, and related payroll taxes for the sales team, advertising and marketing costs, and related selling costs such as travel, meals and entertainment.

         The decrease in general and administrative expenses of $114,000 from 2000 reflects the company's on-going pursuit of new acquisitions and economies of integration including accounting and overhead costs.

         Depreciation and amortization expenses increased $63,000 from 2000. These increases reflect the goodwill amortization as a result of the company's current period acquisitions.

         The Company recorded a net loss from continuing operations of $821,464 for the six months ended June 30, 2001. The company continues to refine its business model, acquisition philosophy, and marketing strategy in an effort to compete in the ever-changing technology industry.

Capital Resources and Liquidity

         Liquidity for the company is primarily generated by issuance of common stock, stockholder loans and vendor financing.

         At June 30, 2001, the Company had total current assets of $2,163,000 and total assets of $4,157,000 as compared to $1,452,000 current assets and $2,925,000 total assets at December 31, 2000. The Company had a net working capital deficit of $2,332,000 and $2,194,000 at June 30, 2001 and December 31, 2000.

         Net stockholders' deficit in the Company was $2,665,000 and $3,059,000 as of June 30, 2001 and December 31, 2000.



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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

         The financial statements of the EasySoft International, Inc., Technet Computer Services, Inc. and Networkland, Inc. and proforma financials are included immediately following the signature page to this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

(b) Reports on Form 8-K.

         The Company filed Form 8K on May 11, 2001 reporting the acquisition of assets of Technet and Networkland.  See Item 5 above for proforma disclosures.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August, 2001.

CBQ, Inc.


/s/ Bart S. Fisher
------------------------
Bart S. Fisher
Chairman and Chief Executive Officer



/s/ Leann Zawodniak
Leann Zawodniak
Chief Financial Officer


August 17, 2001

                          EASYSOFT INTERNATIONAL, INC.

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2000 AND 1999

                                       AND

                       MARCH 31, 2001 AND 2000 (UNAUDITED)

                                    CONTENTS


                                                                                                           Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  March 31, 2001 and 2000 (unaudited) and
  December 31, 2000 and 1999...............................................................................F - 2

Statements of Operations for the
  Three Months Ended March 31, 2001 and 2000 (unaudited) and
  Years Ended December 31, 2000 and 1999...................................................................F - 3

Statement of Stockholders' Equity
   Three Months Ended March 31, 2001 and 2000 (unaudited) and
   Years Ended December 31, 2000 and 1999..................................................................F - 4

Statements of Cash Flows for the
  Three Months Ended March 31, 2001 and 2000 (unaudited) and
  Years Ended December 31, 2000 and 1999...................................................................F - 5

Notes to Financial Statements..............................................................................F - 7

                          INDEPENDENT AUDITOR'S REPORT


EasySoft International, Inc.


         We have audited the accompanying balance sheets of EasySoft International, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity and cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EasySoft International, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.


                                                   Respectfully submitted


                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants







Salt Lake City, Utah
July 11, 2001

                          EASYSOFT INTERNATIONAL, INC.
                                 BALANCE SHEETS


                                                                (Unaudited)
                                                                 March 31,                   December 31,
                                                                                 -------------------------------------
                                                                   2001                2000                1999
                                                             -----------------   -----------------  ------------------
ASSETS
Current Assets
   Cash                                                      $          11,961   $           3,586  $          138,555
   Accounts Receivable                                                  67,543              10,275                   -
   Employee Advances                                                    23,300              20,500               3,300
   Available-for-Sale Investments                                          402             155,346             355,103
                                                             -----------------   -----------------  ------------------
        Total Current Assets                                           103,206             189,707             496,958
                                                             -----------------   -----------------  ------------------

Property & Equipment
   Computer Equipment and Software                                      37,599              37,599              34,495
   Less Accumulated Depreciation                                       (34,495)            (28,282)            (18,576)
                                                             -----------------   -----------------  ------------------
        Net Property & Equipment                                         3,104               9,317              15,919
                                                             -----------------   -----------------  ------------------

Other Assets
   Deposits                                                              2,077               2,077               2,077
                                                             -----------------   -----------------  ------------------

        Total Assets                                         $         108,387   $         201,101  $          514,954
                                                             =================   =================  ==================


LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Accounts Payable                                          $             846   $           2,656  $           23,746
   Accrued Liabilities                                                   1,676               3,734              21,277
                                                             -----------------   -----------------  ------------------
        Total Current Liabilities                                        2,522               6,390              45,023
                                                             -----------------   -----------------  ------------------

Stockholder's Equity
  Common Stock, Par value $1.00
    Authorized 1,000 shares,
    Issued 1,000 shares at December 31, 2000
    and 1999 and March 31, 2001                                          1,000               1,000               1,000
   Additional Paid in Capital                                           13,078              13,078              13,078
   Accumulated Other Comprehensive Income                                    -               4,856              39,365
   Retained Earnings                                                    91,787             175,777             416,488
                                                             -----------------   -----------------  ------------------
        Total Stockholder's Equity                                     105,865             194,711             469,931
                                                             -----------------   -----------------  ------------------

        Total Liabilities and Stockholder's Equity           $         108,387   $         201,101  $          514,954
                                                             =================   =================  ==================

                    The accompanying notes are an integral part of these financial statements.

                          EASYSOFT INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS

                                                        (Unaudited)
                                                       For the three
                                                       months ended                      For the year ended
                                                         March 31,                          December 31,
                                             ---------------------------------   ----------------------------------
                                                   2001             2000               2000              1999
                                             ----------------  ---------------   ----------------  ----------------
REVENUES
   Sales                                     $        192,165  $       504,093   $      1,162,508  $        889,353
   Cost of Sales                                      129,886          357,906            823,624           464,782
                                             ----------------  ---------------   ----------------  ----------------

        Gross Margin                                   62,279          146,187            338,884           424,571
                                             ----------------  ---------------   ----------------  ----------------

EXPENSES
   Advertising                                              -            5,000              9,718             7,268
   General and Administrative                          16,327           35,727            225,539           100,788
                                             ----------------  ---------------   ----------------  ----------------

       Total Expenses                                  16,327           40,727            235,257           108,056
                                             ----------------  ---------------   ----------------  ----------------

       Earnings (Loss) from Operations                 45,952          105,460            103,627           316,515
                                             ----------------  ---------------   ----------------  ----------------

Other Income (Expense)
   Interest Income                                        383            1,565              8,047             2,132
   Dividends                                               83                -                385
   Interest Expense                                         -                -               (116)                -
   Gain (Loss) on Sale of Investments                       -                -           (182,654)           31,362
                                             ----------------  ---------------   ----------------  ----------------

        Net Other Income (Loss)                           466            1,565           (174,338)           33,494
                                             ----------------  ---------------   ----------------  ----------------

Net Income (Loss)                            $         46,418  $       107,025   $        (70,711) $        350,009
                                             ================  ===============   ================  ================

Weighted Average Shares
 Outstanding                                            1,000            1,000              1,000             1,000
                                             ================  ===============   ================  ================

Income (Loss) Per Share                      $          46.42  $        107.03   $        (70.72)  $         350.01
                                             ================  ===============   ================  ================




   The accompanying notes are an integral part of these financial statements.

                          EASYSOFT INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     SINCE JANUARY 1, 1999 TO MARCH 31, 2001


                                                                                        Accumulated
                                                                       Additional          Other
                                                 Common Stock           Paid-in        Comprehensive        Retained
                                           ------------------------
                                              Shares       Amount       Capital           Income            Deficit
                                           -------------  ---------  -------------- ------------------- ----------------

Balance at January 1, 1999                         1,000  $   1,000  $       13,078 $                 - $         66,479

Comprehensive income:
  Net Income                                           -          -               -                   -          350,009
  Unrealized holding gains                             -          -               -              39,365                -
                                           -------------  ---------  -------------- ------------------- ----------------

Balance at December 31, 1999                       1,000      1,000          13,078              39,365          416,488

Accumulated Earnings Distribution                      -          -               -                   -         (170,000)

Comprehensive income:
  Net Loss                                             -          -               -                   -          (70,711)
  Unrealized holding losses                            -          -               -             (34,509)               -
                                           -------------  ---------  -------------- ------------------- ----------------

Balance at December 31, 2000                       1,000      1,000          13,078               4,856          175,777

Accumulated Earnings Distribution                      -          -               -                   -         (130,408)

Comprehensive income:
  Net Loss                                             -          -               -                   -           46,418
  Unrealized holding losses                            -          -               -              (4,856)               -
                                           -------------  ---------  -------------- ------------------- ----------------

Balance at March 31,
  2001 (unaudited)                                 1,000  $   1,000  $       13,078 $                 - $         91,787
                                           =============  =========  ============== =================== ================








   The accompanying notes are an integral part of these financial statements.

                          EASYSOFT INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


                                                             (unaudited)
                                                            For the three
                                                             months ended                For the Year Ended
                                                              March 31,                     December 31,
                                                     ---------------------------- ---------------------------------
                                                         2001           2000            2000             1999
                                                     -------------  ------------- ---------------- ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                    $      46,418  $     107,025 $        (70,711)$        350,009
Adjustments used to reconcile net income
to net cash provided by (used in)
operating activities:
   Depreciation and amortization                             6,213          2,426            9,706            7,337
Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivable              (57,268)       (82,592)         (10,275)               -
   (Increase) Decrease in employee advances                 (2,800)       (52,800)         (17,200)          (3,300)
   Increase (Decrease) in accounts payable                  (1,810)       (16,281)         (21,090)          43,484
   Increase (Decrease) in accrued liabilities               (2,058)       (15,615)         (17,543)          (4,089)
                                                     -------------  ------------- ---------------- ----------------
Net cash provided by operating activities                  (11,305)       (57,837)        (127,113)         393,441
                                                     -------------  ------------- ---------------- ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
-----------
Cash received from sale of
   available-for-sale investments                          179,272        905,178        2,407,793          315,737
Acquisition of available-for-sale investments              (29,184)      (842,816)      (1,972,607)        (593,942)
Acquisition of Property and Equipment                            -              -           (3,104)         (12,823)
                                                     -------------  ------------- ---------------- ----------------
Net cash used by investing activities                      150,088         62,362          432,082         (291,028)
                                                     -------------  ------------- ---------------- ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Accumulated Earnings Distribution                         (130,408)             -         (170,000)               -
                                                     -------------  ------------- ---------------- ----------------
Net cash used in financing activities                     (130,408)             -         (170,000)               -
                                                     -------------  ------------- ---------------- ----------------

Net increase in cash and cash equivalents                    8,375          4,525         (134,969)         102,413
Cash and cash equivalents
   at beginning of period                                    3,586        138,555          138,555           36,142
                                                     -------------  ------------- ---------------- ----------------
Cash and cash equivalents
   at end of the period                              $      11,961  $     143,080 $          3,586 $        138,555
                                                     =============  ============= ================ ================

                          EASYSOFT INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   (unaudited)
                                                                  For the three
                                                                  months ended               For the Year Ended
                                                                    March 31,                   December 31,
                                                         ------------------------------- --------------------------
                                                             2001             2000           2000         1999
                                                         -------------  ---------------- ------------ -------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

Cash paid during the period for taxes                    $            - $              - $          - $           -
Cash paid during the period for interest                 $            - $              - $        116 $           -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

None




















   The accompanying notes are an integral part of these financial statements.

                          EASYSOFT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Florida on June 2, 1995. Effective June 2, 1995 the owners of the Company elected to be taxed as a S-Corporation.

         The unaudited financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Business

         EasySoft International, Inc. is an E-Commerce software developer. The Company started with the business of Web design and development, providing the service of customized database development over the Internet, such as internet domain name and email address hosting. In 1996, the Company contracted Government project, providing the services of programming, LAN-based and Internet-enabled database application for the Federal Welfare Program projects. Recently, the Company developed a E-commerce platform program to let customers sign on E-commerce stores and master OEM. The Company also provides on line shopping cart products and services.

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

                          EASYSOFT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Advertising Expense

         Advertising costs are expensed when the services are provided.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                  March 31,                  December 31,
                                                          ------------------------- -------------------------------
                                                              2001         2000           2000            1999
                                                          ------------ ------------ ----------------  -------------
NUMERATOR
Net Income (Loss) To Common Stockholder                   $     46,418 $    107,025 $        (70,711) $     350,009
                                                          ============ ============ ================  =============

DENOMINATOR
Weighted Average Number of Common Shares                         1,000        1,000            1,000          1,000
                                                          ============ ============ ================  =============

EPS
Basic & Diluted Earnings (Loss) Per Share                 $      46.42 $     107.03 $        (70.72)  $      350.01
                                                          ============ ============ ================  =============


There are no other potential common shares. The effects of potential common shares such as warrants would be anti-dilutive in each of the period December 31, 2000 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                          EASYSOFT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Investments

         The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

         Investments in securities are summarized as follows:

                                                                              December 31, 2000
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Trading Securities                                        $          82,182  $           77,326  $          155,346
                                                          =================  ==================  ==================


                                                                              December 31, 1999
                                                          ---------------------------------------------------------
                                                                Gross              Gross
                                                             Unrealized          Unrealized             Fair
                                                                Gain                Loss               Value
                                                          -----------------  ------------------  ------------------
Trading Securities                                        $          39,365  $                -  $          355,103
                                                          =================  ==================  ==================

         Realized Gains and losses are determined on the basis of specific identification. During the years ended December 31, 2000 and 1999, sales proceeds and gross realized gains and losses on securities classified as trading securities were:


                                                                                  For the Year Ended
                                                                                     December 31,
                                                                             2000                     1999
                                                                    ----------------------   ----------------------

Sale Proceeds                                                       $            2,407,793   $              315,737
                                                                    ======================   ======================

Gross Realized Losses                                               $              314,879   $                6,022
                                                                    ======================   ======================

Gross Realized Gains                                                $              132,225   $               37,384
                                                                    ======================   ======================

                          EASYSOFT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

         The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

NOTE 2 - INCOME TAXES

         As of December 31, 2000, the Company has been operating as a Sub-chapter S corporation and thus income tax is paid on the individual shareholders' Form 1040 filed with the Internal Revenue Service.

NOTE 3 - COMMITMENTS AND RENT EXPENSE

         The Company has entered into lease agreements for various office facilities. For the quarter ending March 31, 2001 and 2000 the rental payments were $5,044 and $4,453 respectively. For the year ending December 31, 2000 and 1999 the rental payments were$22,345 and $19,654 respectively. Effective with the sale of the business to CBQ, Inc. on March 1, 2001 the lease obligations of EasySoft International, Inc. were assumed by CBQ, Inc.

                          EASYSOFT INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)


NOTE 4 - SUBSEQUENT EVENTS

         On March 1, 2001 the shareholders' of EasySoft International, Inc. entered into a stock purchase and exchange agreement with CBQ, Inc. In exchange for 5,625,000 common shares of CBQ, Inc. the shareholders of EasySoft International, Inc. sold all of the outstanding shares of EasySoft International to CBQ, Inc.

                         TECHNET COMPUTER SERVICES, INC.

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2000 AND 1999

                                       AND

                       MARCH 31, 2001 AND 2000 (UNAUDITED)

                                    CONTENTS


                                                                                                           Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  March 31, 2001 and 2000 (unaudited) and
  December 31, 2000 and 1999...............................................................................F - 2

Statements of Operations for the
  Three Months Ended March 31, 2001 and 2000 (unaudited) and
  Years Ended December 31, 2000 and 1999...................................................................F - 4

Statement of Stockholders' Equity
   Three Months Ended March 31, 2001 and 2000 (unaudited) and
   Years Ended December 31, 2000 and 1999..................................................................F - 5

Statements of Cash Flows for the
  Three Months Ended March 31, 2001 and 2000 (unaudited) and
  Years Ended December 31, 2000 and 1999...................................................................F - 6

Notes to Financial Statements..............................................................................F - 8

                          INDEPENDENT AUDITOR'S REPORT


Technet Computer Services, Inc.


         We have audited the accompanying balance sheets of Technet Computer Services, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity and cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technet Computer Services, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted


                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
June 6, 2001

                         TECHNET COMPUTER SERVICES, INC.
                                 BALANCE SHEETS

                                                             (Unaudited)
                                                              March 31,                   December 31,
                                                                             --------------------------------------
                                                                2001                2000                1999
                                                          -----------------  ------------------  ------------------
ASSETS
Current Assets
   Cash                                                   $               -  $          177,363  $          471,921
   Accounts Receivable                                              715,677           1,023,420           1,539,310
   Employee Advances                                                  9,135              33,995              42,907
   Other                                                             43,689              43,025              42,029
                                                          -----------------  ------------------  ------------------

        Total Current Assets                                        768,501           1,277,803           2,096,167
                                                          -----------------  ------------------  ------------------

Property & Equipment
   Transportation Equipment                                          30,070              30,070              30,070
   Furniture & Equipment                                             19,240              19,240              18,965
   Office Equipment                                                  20,952              20,952              19,907
   Computer Equipment and Software                                  605,171             605,171             599,042
                                                          -----------------  ------------------  ------------------
                                                                    675,433             675,433             667,984
   Less Accumulated Depreciation                                   (479,586)           (456,080)           (359,317)
                                                          -----------------  ------------------  ------------------

        Net Property & Equipment                                    195,847             219,353             308,667
                                                          -----------------  ------------------  ------------------

Other Assets
   Intangibles - Goodwill, Net                                            -                   -           2,639,286
   Deferred Tax Asset                                                     -                   -             123,880
                                                          -----------------  ------------------  ------------------

        Net Other Assets                                                  -                   -           2,763,166
                                                          -----------------  ------------------  ------------------

        Total Assets                                      $         964,348  $        1,497,156  $        5,168,000
                                                          =================  ==================  ==================

                         TECHNET COMPUTER SERVICES, INC.
                                 BALANCE SHEETS
                                   (continued)

                                                                (Unaudited)
                                                                 March 31,                   December 31,
                                                                                 -------------------------------------
                                                                   2001                2000                1999
                                                             -----------------   -----------------  ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Accounts Payable                                          $         380,861   $         462,927  $          398,770
   Checks Written in excess of Cash in Bank                             58,836                   -                   -
   Accrued Liabilities                                                   4,790              25,418             260,564
   Advances from Parent                                                984,288           1,476,013           1,676,394
   Short Term Notes Payable                                             19,500              35,500               4,500
                                                             -----------------   -----------------  ------------------

        Total Current Liabilities                                    1,448,275           1,999,858           2,340,228
                                                             -----------------   -----------------  ------------------

Stockholder's Equity
  Common Stock, Par value $.01
    Authorized 1,000 shares,
    Issued 1,000 shares at December 31, 2000
    and 1999 and March 31, 2001                                             10                  10                  10
   Additional Paid in Capital                                        2,379,990           2,379,990           2,379,990
   Retained Earnings (Deficit)                                      (2,863,927)         (2,882,702)            447,772
                                                             -----------------   -----------------  ------------------

        Total Stockholder's Equity (Deficit)                          (483,927)           (502,702)          2,827,772
                                                             -----------------   -----------------  ------------------

        Total Liabilities and Stockholder's Equity           $         964,348   $       1,497,156  $        5,168,000
                                                             =================   =================  ==================












   The accompanying notes are an integral part of these financial statements.

                         TECHNET COMPUTER SERVICES, INC.
                            STATEMENTS OF OPERATIONS

                                                        (Unaudited)
                                                       For the three
                                                       months ended                      For the year ended
                                                         March 31,                          December 31,
                                             ---------------------------------   ----------------------------------
                                                   2001             2000               2000              1999
                                             ----------------  ---------------   ----------------  ----------------
REVENUES
   Sales                                     $      1,094,990  $     1,458,821   $      4,926,152  $      7,411,103
   Cost of Sales                                      229,532          575,031          2,225,635         5,183,487
                                             ----------------  ---------------   ----------------  ----------------

        Gross Margin                                  865,458          883,790          2,700,517         2,227,616

EXPENSES
   General and Administrative                         824,950          860,923          5,755,988         1,872,950
                                             ----------------  ---------------   ----------------  ----------------

       Earnings (Loss) from Operations                 40,508           22,867         (3,055,471)          354,666

Other Income (Expense)
   Interest Income                                         56                -              9,214                 -
   Interest Expense                                   (21,789)         (28,689)          (122,336)         (100,668)
                                             ----------------  ---------------   ----------------  ----------------

        Net Other Income (Loss)                       (21,733)         (28,689)          (113,122)         (100,668)
                                             ----------------  ---------------   ----------------  ----------------

Income (Loss) Before Taxes                             18,775           (5,822)        (3,168,593)          253,998

Income Tax Expense (Benefit)                                -           38,000            161,881            (2,400)
                                             ----------------  ---------------   ----------------  ----------------

Net Income (Loss)                            $         18,775  $       (43,822)  $     (3,330,474) $        256,398
                                             ================  ===============   ================  ================

Weighted Average Shares
 Outstanding                                            1,000            1,000              1,000             1,000
                                             ================  ===============   ================  ================

Income (Loss) Per Share                      $          18.77  $       (43.88)   $     (3,330.47)  $         256.40
                                             ================  ===============   ================  ================





   The accompanying notes are an integral part of these financial statements.

                         TECHNET COMPUTER SERVICES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     SINCE JANUARY 1, 1999 TO MARCH 31, 2001





                                                     Common Stock              Paid-In          Retained
                                                Shares         Par Value       Capital          Deficit
                                            ---------------  ------------- ---------------  ----------------
Balance at January1, 1999                             1,000  $          10 $     2,379,990  $        191,374

Net Income                                                -              -               -           256,398
                                            ---------------  ------------- ---------------  ----------------

Balance at December 31, 1999                          1,000             10       2,379,990           447,772

Net Loss                                                  -              -               -        (3,330,474)
                                            ---------------  ------------- ---------------  ----------------

Balance at December 31, 2000                          1,000             10       2,379,990        (2,882,702)

Net Income                                                -              -               -            18,775
                                            ---------------  ------------- ---------------  ----------------

Balance March 31, 2001(unaudited)                     1,000  $          10 $     2,379,990  $     (2,863,927)
                                            ===============  ============= ===============  ================
















   The accompanying notes are an integral part of these financial statements.

                         TECHNET COMPUTER SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                             (unaudited)
                                                            For the three
                                                             months ended                For the Year Ended
                                                              March 31,                     December 31,
                                                     ---------------------------- ---------------------------------
                                                         2001           2000            2000             1999
                                                     -------------  ------------- ---------------- ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                    $      18,775  $     (43,822)$     (3,330,474)$        256,398
Adjustments used to reconcile net income
to net cash
provided by (used in) operating activities:
   Depreciation and amortization                            23,506        111,712        2,736,049          489,031
Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivable              307,743          8,398          515,890       (1,539,310)
   (Increase) Decrease in employee advances                 24,860          4,375            8,912          (42,907)
   (Increase) Decrease in other current assets                (664)             -             (996)         (42,029)
   (Increase) Decrease in deferred tax asset                     -              -          123,880         (123,880)
   Increase (Decrease) in accounts payable                 (82,066)      (160,750)          64,157          398,770
   Increase (Decrease) in checks written
      In excess of cash in bank                             58,836         27,348                -                -
   Increase (Decrease) in accrued liabilities              (20,628)      (260,556)        (235,146)         260,564
   Increase (Decrease) in advances parent                 (491,725)        78,689         (200,381)         810,784
                                                     -------------  ------------- ---------------- ----------------
Net cash provided by operating activities                 (161,363)      (234,606)        (318,109)         467,421
                                                     -------------  ------------- ---------------- ----------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of Property and Equipment                            -           (276)          (7,449)               -
                                                     -------------  ------------- ---------------- ----------------
Net cash used by investing activities                            -           (276)          (7,449)               -
                                                     -------------  ------------- ---------------- ----------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repayment of Long-Term Debt                                (16,000)        (1,798)          (9,000)               -
Proceeds of Long-Term Debt                                       -              -           40,000            4,500
                                                     -------------  ------------- ---------------- ----------------
Net cash used in financing activities                      (16,000)        (1,798)          31,000            4,500
                                                     -------------  ------------- ---------------- ----------------

Net increase in cash and cash equivalents                 (177,363)      (236,680)        (294,558)         471,921
Cash and cash equivalents
   at beginning of period                                  177,363        471,921          471,921                -
                                                     -------------  ------------- ---------------- ----------------
Cash and cash equivalents
   at end of the period                                          -  $     235,241 $        177,363 $        471,921
                                                     =============  ============= ================ ================

                         TECHNET COMPUTER SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   (unaudited)
                                                                  For the three
                                                                  months ended               For the Year Ended
                                                                    March 31,                   December 31,
                                                         ------------------------------- --------------------------
                                                             2001             2000           2000         1999
                                                         -------------  ---------------- ------------ -------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
Cash paid during the period for taxes                    $           -  $         38,000 $    161,881 $           -
Cash paid during the period for interest                 $      21,789  $         28,689 $    122,336 $     100,668


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

None
















   The accompanying notes are an integral part of these financial statements.

                         TECHNET COMPUTER SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $3,000,000 for the period from January 1, 2000 to December 31, 2000, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing through and has had discussions with various third parties, although no firm commitments have been obtained. In addition substantially all of the asset and some of the liabilities were sold to CBQ, Inc. (see subsequent events footnote).

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued market penetration and profitable operations from its employee leasing and software services.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Virginia on
March  24,  1989.  The  Company  is  a  wholly  owned   subsidiary  of  Socrates
Technologies Corporation.

         The unaudited financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                         TECHNET COMPUTER SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         As of March 31, 2001 the Company leases employees to CBQ, Inc. Prior to March 27, 2001 the Company was in the business of providing software solutions.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                  March 31,                  December 31,
                                                          ------------------------- -------------------------------
                                                              2001         2000           2000            1999
                                                          ------------ ------------ ----------------  -------------
NUMERATOR
Net Income (Loss) To Common Stockholder                   $     18,755 $    (43,822)$     (3,330,474) $     256,398
                                                          ============ ============ ================  =============

DENOMINATOR
Weighted Average Number of Common Shares                         1,000        1,000            1,000          1,000
                                                          ============ ============ ================  =============

EPS
Basic & Diluted Earnings (Loss) Per Share                 $      18.76 $    (43.83) $     (3,330.48)  $      256.40
                                                          ============ ============ ================  =============


There are no other potential common shares. The effects of potential common shares such as warrants would be anti-dilutive in each of the periods March 31, 2001 and December 31, 2000 and are thus not considered.

                         TECHNET COMPUTER SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

         The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                         TECHNET COMPUTER SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible assets are valued at cost and are being amortized on the straight-line basis over a period of five years. The amortization period is management's estimate of useful economic life of the asset.

         The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value. The goodwill has been written off due to the sale of the majority of the assets. (See subsequent events)


NOTE 2 - INCOME TAXES

         As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $450,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - EMPLOYEE BENEFIT PLAN

         The Company participates in a 401(k) retirement plan which is available to all of its full time employees. For the quarter ending March 31, 2001 and 2000 the expense paid by the Company attributable to the benefit plan was $45,005 and $-0- and for the year ended December 31, 2000 and 1999 was $850 and $-0- respectively.

                         TECHNET COMPUTER SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 4 - COMMITMENTS AND RENT EXPENSE

         The Company has entered into lease agreements for various office facilities. For the quarter ending March 31, 2001 and 2000 the rental payments were $33,587 and $55,805 respectively. For the year ending December 31, 2000 and 1999 the rental payments were$223,221 and $223,221 respectively. Effective with the sale of the business to CBQ, Inc. on March 27, 2001 the lease obligations of Technet Computer Services, Inc. and Networkland, Inc. were assumed by CBQ, Inc.

         As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - SUBSEQUENT EVENTS

         On March 27, 2001 Socrates Technologies Corporation the parent company of Technet Computer Services, Inc. and Networkland, Inc. entered into an asset purchase agreement with CBQ, Inc. In exchange for 7,650,000 common shares of CBQ, Inc. and a promissory note in the amount of $700,000 plus 10% interest due March 1, 2004, Socrates Technologies Corporation sold essentially all of the assets and some of the liabilities of Technet Computer Services, Inc. and Networkland, Inc. to CBQ, Inc. The promissory note is convertible into common shares of CBQ, Inc. anytime after twelve months at the rate of $.75 per share.

         In May 2001 Farshad Sajedi a former officer of Technet filed a civil action against Technet for alleged breach of employment agreement. The action was filed in the Circuit Court for Arlington County, Virginia and seeks damages in excess of $300,000. Management believes that the action is frivolous because the Company had sufficient cause for terminating Mr. Sajedi's employment.

                                NETWORKLAND, INC.

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT


                           DECEMBER 31, 2000 AND 1999

                                       AND

                       MARCH 31, 2001 AND 2000 (UNAUDITED)

                                    CONTENTS


                                                                                                           Page
Independent Auditor's Report...............................................................................F - 1

Balance Sheets
  March 31, 2001  (unaudited) and
  December 31, 2000 and 1999...............................................................................F - 2

Statements of Operations for the
  Three Months Ended March 31, 2001 and 2000 (unaudited) and
  Years Ended December 31, 2000 and 1999...................................................................F - 4

Statement of Stockholders' Equity
   Three Months Ended March 31, 2001 and 2000 (unaudited) and
   Years Ended December 31, 2000 and 1999..................................................................F - 5

Statements of Cash Flows for the
  Three Months Ended March 31, 2001 and 2000 (unaudited) and
  Years Ended December 31, 2000 and 1999...................................................................F - 6

Notes to Financial Statements..............................................................................F - 8


                          INDEPENDENT AUDITOR'S REPORT


Networkland, Inc.


         We have audited the accompanying balance sheets of Networkland, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity and cash flows for the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Networkland, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully submitted


                                                   /S/ ROBISON, HILL & CO
                                                   Certified Public Accountants

Salt Lake City, Utah
June 6, 2001

                                NETWORKLAND, INC.
                                 BALANCE SHEETS


                                                             (Unaudited)
                                                              March 31,                   December 31,
                                                                             --------------------------------------
                                                                2001                2000                1999
                                                          -----------------  ------------------  ------------------
ASSETS
Current Assets
   Cash                                                   $         158,085  $          271,682  $          417,236
   Accounts Receivable                                              729,112             815,819           1,643,942
   Accounts Receivable - Sajedi Finance                             576,405                   -                   -
   Inventory                                                         27,067              33,687              44,463
   Other                                                                  -                   -              33,296
                                                          -----------------  ------------------  ------------------

        Total Current Assets                                      1,490,669           1,121,188           2,138,937

Property & Equipment
   Transportation Equipment                                           1,100               1,100                   -
   Furniture & Equipment                                              1,528               1,528               1,528
   Office Equipment                                                   1,069               1,069                 670
   Computer Equipment and Software                                   14,220              14,220               9,510
                                                          -----------------  ------------------  ------------------
                                                                     17,917              17,917              11,708
   Less Accumulated Depreciation                                      7,500               6,000               1,500
                                                          -----------------  ------------------  ------------------

        Net Property & Equipment                                     10,417              11,917              10,208

Other Assets
Intangibles - Goodwill, Net                                               -                   -           1,902,871
                                                          -----------------  ------------------  ------------------

        Total Assets                                      $       1,501,086  $        1,133,105  $        4,052,016
                                                          =================  ==================  ==================

                                NETWORKLAND, INC.
                                 BALANCE SHEETS
                                   (continued)

                                                                (Unaudited)
                                                                 March 31,                   December 31,
                                                                                 -------------------------------------
                                                                   2001                2000                1999
                                                             -----------------   -----------------  ------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Accounts Payable                                          $         409,105   $         184,484  $          958,993
   Accrued Liabilities                                                  75,942             149,516             283,652
   Advances from Parent                                              1,931,127           1,811,124             136,725
   Current Portion Long-Term Debt                                       18,956              18,956             374,794
                                                             -----------------   -----------------  ------------------

        Total Current Liabilities                                    2,435,130           2,164,080           1,754,164
                                                             -----------------   -----------------  ------------------

Long Term and Other Liabilities
   Notes Payable - Officer                                                   -                   -              18,956
                                                             -----------------   -----------------  ------------------

        Total Long Term and Other Liabilities                                -                   -              18,956
                                                             -----------------   -----------------  ------------------

        Total Liabilities                                            2,435,130           2,164,080           1,773,120
                                                             -----------------   -----------------  ------------------

Stockholder's Equity
  Preferred Stock, Par value $1.00
    Authorized 5,000 shares,
    issued -0- shares at December 31, 2000
    and 1999 and March 31, 2001                                              -                   -                   -
  Common Stock, Par value $.01
    Authorized 10,000 shares,
    Issued 2,000 shares at December 31, 2000
    and 1999 and March 31, 2001                                             20                  20                  20
   Additional Paid in Capital                                        1,975,028           1,975,028           1,975,028
   Retained Earnings (Deficit)                                      (2,909,092)         (3,006,023)            303,848
                                                             -----------------   -----------------  ------------------

        Total Stockholder's Equity (Deficit)                          (934,044)         (1,030,975)          2,278,896
                                                             -----------------   -----------------  ------------------

        Total Liabilities and Stockholder's Equity           $       1,501,086   $       1,133,105  $        4,052,016
                                                             =================   =================  ==================


   The accompanying notes are an integral part of these financial statements.

                                NETWORKLAND, INC.
                            STATEMENTS OF OPERATIONS

                                                        (Unaudited)
                                                       For the three
                                                       months ended                      For the year ended
                                                         March 31,                          December 31,
                                             ---------------------------------    ---------------------------------
                                                   2001             2000               2000              1999
                                             ----------------  ---------------    ---------------  ----------------
REVENUES
   Sales                                     $        978,482  $     3,258,056    $     9,784,369  $      4,494,155
   Cost of Sales                                      711,650        2,637,985          9,304,903         3,620,840
                                             ----------------  ---------------    ---------------  ----------------

        Gross Margin                                  266,832          620,071            479,466           873,315

EXPENSES
   Advertising                                          1,653            1,826             32,868             5,428
   General and Administrative                         165,706          461,747          3,753,584           448,538
                                             ----------------  ---------------    ---------------  ----------------

        Total Expenses                                167,359          463,573          3,786,452           453,966

Other Income (Expense)
   Interest Income                                        955            3,530              9,509             4,866
   Interest Expense                                    (2,877)               -            (11,644)                -
                                             ----------------  ---------------    ---------------  ----------------

        Net Other Income (Loss)                        (1,922)           3,530             (2,135)            4,866
                                             ----------------  ---------------    ---------------  ----------------

Income (Loss) Before Taxes                             97,551          160,028         (3,309,121)          424,215

Income Tax Expense (Benefit)                              620           54,000                750           120,367
                                             ----------------  ---------------    ---------------  ----------------

Net Income (Loss)                            $         96,931  $       106,028    $    (3,309,871) $        303,848
                                             ================  ===============    ===============  ================

Weighted Average Shares
 Outstanding                                            2,000            2,000              2,000             2,000
                                             ================  ===============    ===============  ================

Income (Loss) Per Share                      $          48.47  $         53.02    $    (1,654.94)  $         151.93
                                             ================  ===============    ===============  ================




   The accompanying notes are an integral part of these financial statements.

                                NETWORKLAND, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
               SINCE AUGUST 19, 1999 (INCEPTION) TO MARCH 31, 2001





                                                     Common Stock              Paid-In          Retained
                                                Shares         Par Value       Capital          Deficit
                                            ---------------  ------------- ---------------  ----------------
Balance at August 19, 1999
 (inception)                                          2,000  $          20 $     1,975,028  $              -

Net Income                                                -              -               -           303,848
                                            ---------------  ------------- ---------------  ----------------

Balance at December 31, 1999                          2,000             20       1,975,028           303,848

Net Loss                                                  -              -               -        (3,309,871)
                                            ---------------  ------------- ---------------  ----------------

Balance at December 31, 2000                          2,000             20       1,975,028        (3,006,023)

Net Income                                                -              -               -            96,931
                                            ---------------  ------------- ---------------  ----------------

Balance March 31, 2001(unaudited)                     2,000  $          20 $     1,975,028  $     (2,909,092)
                                            ===============  ============= ===============  ================















   The accompanying notes are an integral part of these financial statements.

                                NETWORKLAND, INC.
                            STATEMENTS OF CASH FLOWS

                                                             (unaudited)
                                                            For the three
                                                             months ended                 For the Year Ended
                                                              March 31,                      December 31,
                                                     ----------------------------  --------------------------------
                                                         2001           2000             2000            1999
                                                     -------------  -------------  ---------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                    $      96,931  $     106,028  $     (3,309,871)$       303,848
Adjustments used to reconcile net income
to net cash
provided by (used in) operating activities:
   Depreciation and amortization                             1,500         53,925         1,907,371          75,638
Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivable               86,707       (579,232)          828,123      (1,643,942)
   (Increase) Decrease in receivable-Sajedi               (576,405)             -                 -               -
   (Increase) Decrease in inventory                          6,620         (2,133)           10,776         (44,463)
   (Increase) Decrease in other current assets                   -        (74,230)           33,296         (33,296)
   Increase (Decrease) in accounts payable                 224,621       (354,243)         (774,509)        958,993
   Increase (Decrease) in accrued liabilities              (73,574)       116,528          (134,136)        283,652
   Increase (Decrease) in advances parent                  120,003        499,433         1,674,399         136,725
                                                     -------------  -------------  ---------------- ---------------
Net cash provided by operating activities                 (113,597)      (233,924)          235,449          37,155
                                                     -------------  -------------  ---------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of Property and Equipment                            -         (1,803)           (6,209)        (11,708)
Acquisition of intangible assets                                 -              -                 -          (1,961)
                                                     -------------  -------------  ---------------- ---------------
Net cash used by investing activities                            -         (1,803)           (6,209)        (13,669)
                                                     -------------  -------------  ---------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repayment of Long-Term Debt                                      -        (50,000)         (374,794)              -
Proceeds of Long-Term Debt                                       -                                -         393,750
                                                     -------------  -------------  ---------------- ---------------
Net cash used in financing activities                            -        (50,000)         (374,794)        393,750
                                                     -------------  -------------  ---------------- ---------------

Net increase in cash and cash equivalents                 (113,597)      (285,727)         (145,554)        417,236
Cash and cash equivalents
   at beginning of period                                  271,682        417,236           417,236               -
                                                     -------------  -------------  ---------------- ---------------
Cash and cash equivalents
   at end of the period                              $     158,085  $     131,509  $        271,682 $       417,236
                                                     =============  =============  ================ ===============

                                NETWORKLAND, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   (unaudited)
                                                                  For the three
                                                                  months ended               For the Year Ended
                                                                    March 31,                   December 31,
                                                         ------------------------------- --------------------------
                                                             2001             2000           2000          1999
                                                         -------------  ---------------- ------------  ------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
Cash paid during the period for taxes                    $         620  $              - $        750  $      1,189
Cash paid during the period for interest                 $       2,877  $            914 $     11,644  $           -


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

None





















   The accompanying notes are an integral part of these financial statements.

                                NETWORKLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $3,000,000 for the period from January 1, 2000 to December 31, 2000, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing through and has had discussions with various third parties, although no firm commitments have been obtained. In addition substantially all of the asset and some of the liabilities were sold to CBQ, Inc. (see subsequent events footnote).

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued market penetration and profitable operations from its sales of computer hardware and software services.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Virginia on August 19, 1999. The Company is a wholly owned subsidiary of Socrates Technologies Corporation.

         The unaudited financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

                                NETWORKLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business

         The company has no products or services as of March 31, 2001. Prior to March 27, 2001 the Company was in the business of providing computer hardware and software solutions.

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                      March 31,                     December 31,
                                                            ----------------------------- --------------------------------
                                                                 2001           2000            2000             1999
                                                            --------------  ------------- -----------------  -------------
NUMERATOR
Net Income (Loss) To Common Stockholder                     $       96,931  $     106,028 $      (3,309,871) $     303,848
                                                            ==============  ============= =================  =============

DENOMINATOR
Weighted Average Number of Common Shares                             2,000          2,000             2,000          2,000
                                                            ==============  ============= =================  =============

EPS
Basic & Diluted Earnings (Loss) Per Share                   $        48.47  $       53.02 $      (1,654.94)  $      101.43
                                                            ==============  ============= =================  =============

There are no other potential common shares.


                                NETWORKLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

         The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

                                NETWORKLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible assets are valued at cost and are being amortized on the straight-line basis over a period of five years. The amortization period is management's estimate of useful economic life of the asset.

         The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value. The goodwill has been written off due to the sale of the majority of the assets. (See subsequent events)


NOTE 2 - INCOME TAXES

         As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,000,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - EMPLOYEE BENEFIT PLAN

         The Company participates in a 401(k) retirement plan which is available to all of its full time employees. For the quarter ending March 31, 2001 and 2000 the expense paid by the Company attributable to the benefit plan was $-0-and $5,886 and for the year ended December 31, 2000 and 1999 was $25,031 and $3,181 respectively.

                                NETWORKLAND, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
               references to March 31, 2001 and 2000 are unaudited
                                   (Continued)

NOTE 4 - COMMITMENTS AND RENT EXPENSE

         The Company has entered into lease agreements for various office, storage and warehouse facilities. For the quarter ending March 31, 2001 and 2000 the rental payments were $9,623 and $14,344 respectively. For the year ending December 31, 2000 and 1999 the rental payments were$51,263 and $20,208 respectively. Effective with the sale of the business to CBQ, Inc. on March 27, 2001 the lease obligations of Networkland, Inc. and Technet Computer Services, Inc. were assumed by CBQ, Inc.

         As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - SUBSEQUENT EVENTS

         On March 27, 2001 Socrates Technologies Corporation the parent company of Networkland, Inc. and Technet Computer Services, Inc. entered into an asset purchase agreement with CBQ, Inc. In exchange for 7,650,000 common shares of CBQ, Inc. and a promissory note in the amount of $700,000 plus 10% interest due March 1, 2004, Socrates Technologies Corporation sold essentially all of the assets and some of the liabilities of Networkland, Inc. and Technet Computer Services, Inc. to CBQ, Inc. The promissory note is convertible into common shares of CBQ, Inc. anytime after twelve months at the rate of $.75 per share.

          UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

During 2001, CBQ, Inc. (the "Company" or "CBQ") completed a number of business and asset acquisitions. These unaudited pro forma condensed combined statements of operations are based on the December 31, 2000 and March 31, 2001 historical consolidated financial statements of the Company and the financial statements of EasySoft International, Inc. ("ESI"), Technet Computer Services, Inc. (TCS) and Networkland, Inc. ("NWL") contained elsewhere herein, giving effect to the transaction under the purchase method of accounting, with the Company treated as the acquiring entity for financial reporting purposes. The unaudited pro forma condensed combined statement of operations presents the results of operations of the Surviving Corporation, assuming the acquisitions were completed on January 1, 2000 (for the Year ended December 31, 2000) and January 1, 2001 (for the three months ended March 31, 2001).

ESI - On March 1, 2001 the shareholders' of ESI entered into a stock purchase agreement with CBQ. The purchase price was 5,625,000 shares of common stock in exchange for assets valued at $580,596 (receivables in the approximate amount of $95,665, equipment and other assets of $5,181 and goodwill of $479,750) less liabilities of $9,305 or $0.101563 per share calculated based on the average closing prices of the period February 22, 2001 to March 8, 2001, the five days before and after the date of acquisition. ESI was based in Florida.

TCS and NWL - On March 27, 200l the Company purchased certain assets of TCS and NWL from their Parent, Socrates Technologies Corp, Inc. for 7,800,000 shares of common stock and a 10% note payable of $700,000 in exchange for which the Company received assets valued at $1,699,247 ( receivables $1,434,389, inventory $27,067, equipment $45,120, goodwill $192,671 and other assets $220,080) and assumed liabilities of $785,198..

         The unaudited pro forma condensed combined financial statements have been prepared by management of CBQ, ESI, TCS and NWL based on the financial statements included elsewhere herein. The pro forma adjustments include certain assumptions and preliminary estimates as discussed in the accompanying notes and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the accompanying notes and the historical financial information of CBQ, ESI, TCS and NWL (including the notes thereto) included in this Form. See "FINANCIAL STATEMENTS."

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000


                                                                 Technet                       Acquired
                                                   EasySoft      Computer                      Entities
                                                International,   Services,     Networkland,    Combined
                                                      Inc.          Inc.           Inc.         Balance
                                                  -----------   -----------    -----------    -----------
ASSETS
Current Assets ................................   $   189,707   $ 1,277,803    $ 1,121,188    $ 2,588,698
Fixed Assets (net) ............................         9,317       219,353         11,917        240,587
Other Assets ..................................         2,077          --             --            2,077
                                                  -----------   -----------    -----------    -----------

     Total Assets .............................   $   201,101   $ 1,497,156    $ 1,133,105    $ 2,831,362
                                                  ===========   ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities ...........................   $     6,390   $ 1,999,858    $ 2,164,080    $ 4,170,328
Long-term Debt ................................          --            --             --             --
                                                  -----------   -----------    -----------    -----------
    Total Liabilities .........................         6,390     1,999,858      2,164,080      4,170,328
                                                  -----------   -----------    -----------    -----------

Stockholders' Equity:
   Preferred Stock ............................          --            --             --             --
  Common Stock ................................         1,000            10             20          1,030
  Additional Paid in Capital ..................        13,078     2,379,990      1,975,028      4,368,096
  Accumulated Other Comprehensive Income ......         4,856          --             --            4,856
  Retained Earnings (Deficit) .................       175,777    (2,882,702)    (3,006,023)    (5,712,948)
                                                  -----------   -----------    -----------    -----------
     Total Stockholders' Equity (Deficit) .....       194,711      (502,702)    (1,030,975)    (1,338,966)
                                                  -----------   -----------    -----------    -----------

     Total Liabilities and Stockholders' Equity   $   201,101   $ 1,497,156    $ 1,133,105    $ 2,831,362
                                                  ===========   ===========    ===========    ===========








See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                       Technet                          Acquired
                                        EasySoft       Computer                         Entities
                                     International,    Services,      Networkland,      Combined
                                           Inc.           Inc.             Inc.          Balance
                                      ------------    ------------    ------------    ------------

Revenues: .........................   $  1,162,508    $  4,926,152    $  9,784,369    $ 15,873,029
Cost of Revenues ..................        823,624       2,225,635       9,304,903      12,354,162
                                      ------------    ------------    ------------    ------------
   Gross Profit ...................        338,884       2,700,517         479,466       3,518,867


Expenses:
   Advertising ....................          9,718            --            32,868          42,586
   General & Administrative .......        225,539       5,755,988       3,753,584       9,735,111
   Other (Income) Expense .........        174,338         113,122           2,135         289,595
                                      ------------    ------------    ------------    ------------

Net Income (Loss) Before Taxes ....        (70,711)     (3,168,593)     (3,309,121)     (6,548,425)

Income Taxes (Benefit) ............           --           161,881             750         162,631
                                      ------------    ------------    ------------    ------------


Net Income (Loss) .................   $    (70,711)   $ (3,330,474)   $ (3,309,871)   $ (6,711,056)
                                      ============    ============    ============    ============

Income (Loss) per share ...........   $      70.71    $  (3,330.47)      (1,654.94)

Weighted average shares outstanding          1,000           1,000           2,000












See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                     Technet                   Acquired
                                       EasySoft      Computer                  Entities
                                    International,   Services,   Networkland,  Combined
                                          Inc.          Inc.         Inc.       Balance
                                      ----------    ----------   ----------   ----------

Revenues: .........................   $  192,165    $1,094,990   $  978,482   $2,265,637
Cost of Revenues ..................      129,886       229,532      711,650    1,071,068
                                      ----------    ----------   ----------   ----------
   Gross Profit ...................       62,279       865,458      266,832    1,194,569


Expenses:
   Advertising ....................         --            --          1,653        1,653
   General & Administrative .......       16,327       824,950      165,706    1,006,983
   Other (Income) Expense .........         (466)       21,733        1,922       23,189
                                      ----------    ----------   ----------   ----------

Net Income (Loss) Before Taxes ....       46,418        18,775       97,551      162,744

Income Taxes (Benefit) ............         --            --            620          620
                                      ----------    ----------   ----------   ----------


Net Income (Loss) .................   $   46,418    $   18,775   $   96,931   $  162,124
                                      ==========    ==========   ==========   ==========

Income (Loss) per share ...........   $    46.42   $    18.77   $    48.47

Weighted average shares outstanding        1,000         1,000        2,000












See accompanying notes to unaudited pro forma condensed combined financial statements.

                   UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                DECEMBER 31, 2000

                                                   CBQ, Inc.                                       Pro Forma
                                                      and         Acquired      Pro Forma           Combined
                                                 Subsidiaries     Entities     Adjustments           Balance
                                                  -----------    -----------    ----------         -----------
ASSETS
Current Assets ................................   $ 1,451,818    $ 2,588,698    $  (103,169)   A
                                                                                 (1,716,212)   B   $ 2,221,135
Fixed Assets (net) ............................       445,743        240,587           --              686,330
Other Assets ..................................     1,027,565          2,077        479,750    A
                                                                                    192,671    B     1,702,063
                                                  -----------    -----------    -----------        -----------

     Total Assets .............................   $ 2,925,126    $ 2,831,362    $(1,146,960)       $ 4,609,528
                                                  ===========    ===========    ===========        ===========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities ...........................   $ 3,645,798    $ 4,170,328    $(4,163,938)   B   $ 3,652,188
Long-term Debt ................................     2,338,139           --          780,000    B     3,118,139
                                                  -----------    -----------    -----------        -----------
    Total Liabilities .........................     5,983,937      4,170,328     (3,383,938)         6,770,327
                                                  -----------    -----------    -----------        -----------

Stockholders' Equity:
   Preferred Stock ............................            70           --             --                   70
  Common Stock ................................         6,984          1,030         (1,000)   A
                                                                                        563    A
                                                                                        (30)   B
                                                                                        780    B         8,327
  Additional Paid in Capital ..................     2,304,813      4,368,096        570,729    A
                                                                                    (13,078)   A
                                                                                 (4,355,018)   B
                                                                                    325,940    B     3,201,482
  Accumulated Other Comprehensive Income ......          --            4,856         (4,856)   A          --
  Retained Earnings (Deficit) .................    (5,370,678)    (5,712,948)      (175,777)   A
                                                                                  5,888,725    B    (5,370,678)
                                                  -----------    -----------    -----------        -----------
     Total Stockholders' Equity (Deficit) .....    (3,058,811)    (1,338,966)     2,236,978         (2,160,799)
                                                  -----------    -----------    -----------        -----------

     Total Liabilities and Stockholders' Equity   $ 2,925,126    $ 2,831,362    $(1,146,960)       $ 4,609,528
                                                  ===========    ===========    ===========        ===========






See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                              CBQ, Inc.                                    Pro Forma
                                                 and        Acquired       Pro Forma        Combined
                                            Subsidiaries     Entities      Adjustments       Balance
                                            ------------    -----------    -----------    ------------

Revenues: ...............................   $  9,450,315    $15,873,029    $      --      $ 25,323,344
Cost of Revenues ........................      8,059,359     12,354,162           --        20,413,521
                                            ------------    -----------    -----------    ------------
   Gross Profit .........................      1,390,956      3,518,867           --         4,909,823


Expenses:
   Advertising ..........................           --           42,586           --            42,586
   Selling ..............................        898,797           --             --           898,797
   General & Administrative .............      2,690,410      9,735,111       (100,000)  A  12,325,521
   Other (Income) Expense ...............        228,784        289,595         70,000   B     588,379
                                            ------------    -----------    -----------    ------------

 Income (Loss) from Continuing Operations     (2,427,035)    (6,548,425)       (30,000)     (8,945,460)

Income Taxes ............................           --          162,631       (162,631)           --
                                            ------------    -----------    -----------    ------------

Net Income (Loss) from
    Continuing Operations ...............     (2,427,035)    (6,711,056)       192,631      (8,945,460)

Discontinued (Loss) Operations ..........     (1,833,325)          --             --        (1,833,325)
                                            ------------    -----------    -----------    ------------

Net Income (Loss) .......................   $ (4,260,360)   $(6,711,056)   $   192,631    $(10,778,785)
                                            ============    ===========    ===========    ============

Income (Loss) per share .................   $      (0.06)                                 $      (0.14)

Weighted average shares outstanding .....     66,696,163                                    80,121,163







See accompanying notes to unaudited pro forma condensed combined financial statements.

                  UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                              CBQ, Inc.                                    Pro Forma
                                                 and        Acquired       Pro Forma        Combined
                                            Subsidiaries     Entities      Adjustments       Balance
                                            ------------    -----------    -----------    ------------

Revenues: ...............................   $  1,472,491    $ 2,265,637   $       --      $  3,738,128
Cost of Revenues ........................        739,149      1,071,068           --         1,810,217
                                            ------------    -----------    -----------    ------------
   Gross Profit .........................        733,342      1,194,569           --         1,927,911


Expenses:
   Advertising ..........................           --            1,653          1,653
   Selling ..............................        171,665           --          171,665
   General & Administrative .............        558,881      1,006,983        (25,000) A    1,540,864
   Other (Income) Expense ...............         88,913         23,189         17,500  B      129,602
                                            ------------    -----------    -----------    ------------

 Income (Loss) from Continuing Operations        (86,117)       162,744          7,500          84,127

Income Taxes ............................           --              620         16,853          16,233
                                            ------------    -----------    -----------    ------------

Net Income (Loss) from
    Continuing Operations ...............        (86,117)       162,124         24,353         100,360

Discontinued Operations .................          7,009           --             --             7,009
                                            ------------    -----------    -----------    ------------

Net Income (Loss) .......................   $    (79,108)   $   162,124    $   24,353     $    107,369
                                            ============    ===========    ===========    ============

Income (Loss) per share .................   $       --                                    $       --

Weighted average shares outstanding .....     77,221,835                                    77,221,835








See accompanying notes to unaudited pro forma condensed combined financial statements.

      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

(1)      General

In the mergers, ESI, TCS and NWL will be merged with and into CBQ, with the shares of outstanding ESI, TCS and NWL Common Stock held by CBQ as an investment, making ESI, TCS and NWL all wholly owned subsidiaries of CBQ subsequent to the Merger. CBQ has not yet performed a detailed evaluation and appraisal of the fair market value of the net assets sold in order to allocate the purchase price among the assets sold. For purposes of preparing these pro forma financial statements, certain assumptions as set forth in the notes to the pro forma adjustments have been made in allocating the sales price to the net assets sold. As such, the pro forma adjustments discussed below are subject to change based on final appraisals and determination of the fair market value of the assets and liabilities of ESI, TCS and NWL.

(2)      Fiscal Year Ends

         The unaudited pro forma condensed combined statements of operations for the year ended December 31, 2000, and March 31, 2001 include CBQ, ESI, TCS and NWL's operations on a common fiscal year.


(3)      Pro Forma Adjustments

         The adjustments to the accompanying unaudited pro forma condensed combined balance sheet as of December 31, 2000, are described below:

         (A) Record merger by issuing 5,625,000 shares of common stock in exchange for assets of ESI.

         (B) Record purchase of assets of TCS and NWL in exchange for 7,800,000 shares of common stock and $700,000 note payable.

         The adjustments to the accompanying unaudited pro forma condensed combined statements of operations are described below:

         (A) Reduction of salaries from consolidation of operations.

         (B) Interest expense on notes payable.