Form 10QSB
period 2001-09-30
CBQ INC
filed 2001-11-13
CIK 814926

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                          Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 2001
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                         EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    ----------------
                    Commission file number                  33-4707-NY
                                            -----------------------------------

                                    CBQ, Inc.
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Colorado                                               84-1047159
-------------------------------------------------------------------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

                 1911 Ft. Myer Drive, Arlington, Virginia 22209
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (703) 387-0300
                            Issuer's telephone number

                10923 McCormick Road, Hunt Valley, Maryland 21031
  (Former name, former address and fiscal year, if changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares  outstanding of each of the issuer's  classes
of  common  equity,  as  of  the  latest  practical  date:   November  10,  2001
Approximately 79,621,299 shares

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                    PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries



        We have reviewed the accompanying consolidated balance sheets of CBQ, Inc. and Subsidiaries as of September 30, 2001 and December 31, 2000 and the related consolidated statements of operations for the three and nine months and cash flows for the nine month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                      /s/ Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
November 10, 2001

                                  CBQ, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)      (Restated)
                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Assets:

Current assets:
   Cash                                                        $         3,963  $        1,060
   Net assets of discontinued operations                               340,571               -
                                                               ---------------  --------------

      Total current assets                                             344,534           1,060
                                                               ---------------  --------------

Equipment:
   Computers and related equipment                                       2,254          68,904
   Office equipment                                                        850           3,073
                                                               ---------------  --------------
                                                                         3,104          71,977
      Less accumulated depreciation                                          -         (69,887)
                                                               ---------------  --------------

         Equipment, net of accumulated depreciation                      3,104           2,090
                                                               ---------------  --------------

Other non-current assets:
   Notes receivable, long-term                                          98,874               -
   Goodwill                                                            479,750          23,084
   Investments                                                         250,000          46,163
   Other assets                                                         56,440               -
                                                               ---------------  --------------

      Total other non-current assets                                   885,064          69,247
                                                               ---------------  --------------

         Total assets                                          $     1,232,702  $       72,397
                                                               ===============  ==============


                                  CBQ, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                          (Continued)

                                                                 (Unaudited)      (Restated)
                                                                September 30,    December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Line of credit payable                                      $       577,157  $            -
   Current portion of long-term debt                                    50,312               -
   Accounts payable, trade                                             294,270         277,421
   Accrued expenses                                                    239,489             490
   Due to related party                                                  1,215           1,215
   Due to shareholders                                                 115,000         115,000
   Net liabilities of discontinued operations                                -         398,943
                                                               ---------------  --------------

      Total current liabilities                                      1,277,443         793,069
                                                               ---------------  --------------

Non-current liabilities:
   Long-term debt                                                    2,534,072       1,813,139
   Preferred stock of subsidiaries                                     525,000         525,000
                                                               ---------------  --------------

      Total non-current liabilities                                  3,059,072       2,338,139
                                                               ---------------  --------------

         Total Liabilities                                           4,336,515       3,131,208
                                                               ---------------  --------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share
      Authorized  100,000,000  shares,
      70,000 shares issued and outstanding at
      September 30, 2001 and December 31, 2000                              70              70

   Common Stock,  par value  $.0001  per share
      Authorized  500,000,000  shares,
      Issued 79,516,835 Shares at September 30, 2001
      and 69,836,835 shares at December 31, 2000                         7,952           6,984
   Additional paid-in capital                                        3,518,141       2,304,813
   Accumulated deficit                                              (6,629,976)     (5,370,678)
                                                               ---------------  --------------

     Total Stockholders' Deficit                                    (3,103,813)     (3,058,811)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Deficit                                   $     1,232,702  $       72,397
                                                               ===============  ==============

                 See accompanying notes and accountants' report.

                                  CBQ, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                          (Unaudited)                    (Unaudited)
                                     For the Three Months            For the Nine Months
                                      Ended September 30,                  Ended September 30,
                                 ----------------------------- -------------------------------
                                      2001           2000           2001             2000
                                 -------------- -------------- ---------------  --------------
Continuing operations:
Revenues                         $       59,033 $            - $       121,206  $            -
Cost of revenues                         60,176              -         122,809               -
                                 -------------- -------------- ---------------  --------------
     Gross Profit                        (1,143)             -          (1,603)              -

Expenses
  General and administrative           (155,334)      (124,845)       (317,009)       (274,287)

Other Income (Expense)
  Interest expense                      (31,958)       (89,800)       (223,405)       (234,633)
                                 -------------- -------------- ---------------  --------------

     Net Loss from Continuing
        Operations                     (188,435)      (214,645)       (542,017)       (508,920)
                                 -------------- -------------- ---------------  --------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations             (249,398)      (931,370)       (717,281)     (1,658,934)

Loss on disposal of
   discontinued operations                    -        (40,600)              -        (143,008)
                                 -------------- -------------- ---------------  --------------

     Net Income (loss) from
       discontinued operations         (249,398)     (971,970)        (717,281)     (1,801,942)
                                 -------------- -------------- ---------------  --------------

Net Income (Loss)                $     (437,833)$   (1,186,615)$    (1,259,298) $   (2,310,862)
                                 ============== ============== ===============  ==============

Weighted Average
Shares Outstanding                   78,726,725     68,175,687      75,525,122      68,175,687
                                 ============== ============== ===============  ==============

Loss per Common Share
     Continuing operations       $            - $            - $         (0.01) $       (0.01)
     Discontinued operations              (0.01)         (0.02)          (0.01)         (0.03)
                                 -------------- -------------- ---------------  --------------

     Net (loss)                  $       (0.01) $       (0.02) $        (0.02)  $       (0.04)
                                 ============== ============== ===============  ==============



                       See accompanying notes and accountants' report.

                                  CBQ, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                     For the nine months ended
                                                           September 30,
                                                  -------------------------------
                                                       2001            2000
                                                  --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                              $      (542,017)$      (508,920)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Decrease (increase) in other current assets               -          (9,776)
      Decrease (increase) in other assets                 (56,440)              -
      Increase (decrease) in accounts payable              16,849               -
      Increase (decrease) in accrued expenses             238,999          54,778
                                                  --------------- ---------------
  Net Cash Used in continuing operations                 (342,609)       (463,918)
                                                  --------------- ---------------

Cash flows from discontinued operations                  (964,786)     (1,222,118)
                                                  --------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of investment                                (250,000)              -
Acquisition of equipment                                   (3,104)              -
                                                  --------------- ---------------
Net cash provided by (used) investing activities         (253,104)              -
                                                  --------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Repayments) borrowings on line of credit                 577,157               -
Other increase (decrease) in long-term debt               771,245        (450,878)
Net increase in amounts due to stockholders                     -       1,882,984
Common stock issued in exercise of stock options                -         650,000
Common stock issued as compensation                             -          31,375
Common stock issued for cash                              215,000               -
                                                  --------------- ---------------
Net Cash Provided by
  Financing Activities                                  1,563,402       2,113,481
                                                  --------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                 2,903         427,445
Cash and Cash Equivalents
  at Beginning of Period                                    1,060          38,812
                                                  --------------- ---------------
Cash and Cash Equivalents
  at End of Period                                $         3,963 $       466,257
                                                  =============== ===============

                                  CBQ, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Continued



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $       223,404 $       138,994
  Franchise and income taxes                   $             - $             -

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

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               ---------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of September 30, 2001 and for the three month and nine month periods ended September 30, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Principles of Consolidation

         The consolidated financial statements for the three months ended September 30, 2001 and 2000 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. ("CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One"). Two subsidiaries of Quantum Group, Quantum Technology Distribution, Inc. ("Quantum Distribution") and dpi Net Solutions, Inc. ("DPI"), are included in the consolidated financial statements from November 15, 1999 and April 1, 2000, their respective dates of acquisition by Quantum Group.

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               ---------------------------------------------------------------
                                          (Continued)

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

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               ---------------------------------------------------------------
                                          (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                  Income           Shares         Per-Share
                                                (Numerator)     (Denominator)       Amount
                                              ---------------  ---------------  --------------
                                               For the Three Months Ended September 30, 2001
                                              ------------------------------------------------
Basic Income per Share
   Continuing operations                      $      (188,435)      78,726,725  $           -
   Discontinued operations                           (249,398)      78,726,725          (0.01)
                                              ---------------  ---------------  --------------
Loss to common shareholders                   $      (437,833)      78,726,725  $       (0.01)
                                              ===============  ===============  ==============

                                               For the Three Months Ended September 30, 2000
                                              ------------------------------------------------
Basic Loss per Share
   Continuing operations                      $      (214,645)      68,175,687  $           -
   Discontinued operations                           (971,970)      68,175,687          (0.02)
                                              ---------------  ---------------  --------------
Loss to common shareholders                   $    (1,186,615)      68,175,687  $       (0.02)
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2001
                                              ------------------------------------------------
Basic Income per Share
   Continuing operations                      $      (542,017)      75,525,122  $       (0.01)
   Discontinued operations                           (717,281)      75,525,122          (0.01)
                                              ---------------  ---------------  --------------
Income to common shareholders                 $    (1,259,298)      75,525,122  $       (0.02)
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2000
                                              ------------------------------------------------
Basic Loss per Share
   Continuing operations                      $      (508,920)      68,175,687  $       (0.01)
   Discontinued operations                         (1,801,942)      68,175,687          (0.03)
                                              ---------------  ---------------  --------------
Loss to common shareholders                   $    (2,310,862)      68,175,687  $       (0.04)
                                              ===============  ===============  ==============


        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for September 30, 2001 and 2000 and are thus not considered.

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               ---------------------------------------------------------------
                                          (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Reclassifications

        Certain reclassifications have been made in the September 30, 2000 financial statements to conform with the September 30, 2001 presentation.

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

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                ---------------------------------------------------------------
                                          (Continued)

NOTE 2 - ACQUISITIONS Continued

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

        On August 8, 2000, the Company merged with Quantum Group and its subsidiaries in a tax- free exchange. All of the outstanding common stock of Quantum Group was exchanged for 11,508,568 restricted common shares of the Company. This business combination was accounted for as a pooling of interests. 450 shares of Quantum Group's Series D preferred stock were

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                ---------------------------------------------------------------
                                          (Continued)
NOTE 2 - ACQUISITIONS Continued

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

NOTE 4 - LINE OF CREDIT

        Quantum Group has an outstanding balance of $577,157 under its line of credit payable to a bank at September 30, 2001 with interest at the bank's prime rate or LIBOR plus 2.5% which expired on April 1, 2001. The line of credit is collateralized by substantially all of the company's assets, and is personally guaranteed by certain of the company's officers and stockholders.

        The line of credit agreement with the bank contains various covenants pertaining to maintenance of certain debt coverage and leverage ratios. In addition, the agreement restricted entrance into any merger or acquisition agreement without prior written consent of the bank. At September 30, 2001 the company was not in compliance with the covenants. Under the terms of the agreement, the bank may call the loan if the company is in violation of any restrictive covenant.

NOTE 5 - PREFERRED STOCK OF SUBSIDIARY

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

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                ---------------------------------------------------------------
                                          (Continued)
NOTE 6 - DUE TO SHAREHOLDERS

        Due to shareholders at September 30, 2001 and December 31, 2000 consists of the following:

                                                       September 30,   December 31,
                                                           2001            2000
                                                      --------------- --------------

Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt.                      $        50,000 $       50,000

Advances, unsecured, non-interest bearing,
due on demand                                                  65,000         65,000
                                                      --------------- --------------

                                                      $       115,000 $      115,000
                                                      =============== ==============

NOTE 7 - STOCK OPTIONS

        The options have a five-year life and are currently exercisable. The following summarizes stock option activity during the nine months ended September 30, 2001 and year ended December 31, 2000:

                                    Nine Months Ended           Year Ended December 31,
                                   September 30, 2001                     2000
                              -----------------------------  ------------------------------
                                                Exercise                        Exercise
                                 Shares       Price/Share        Shares       Price/Share
                              -------------  --------------  --------------  --------------
Options outstanding,
  Beginning of period:            7,715,708        -              5,545,471        -
Options granted                   8,625,000   $0.25-$2.125        3,050,000   $1.00-$2.125
Options exercised                         -        -               (662,263)     $2.125
Options canceled                          -        -               (217,500)     $2.125
                              -------------                  --------------
   Options outstanding,
         End of period:          16,340,708   $1.00-$2.125        7,715,708   $1.00-$2.125
                              =============                  ==============

Substantially all of the options are exercisable during five-year periods from the dates of grant.

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                ---------------------------------------------------------------
                                          (Continued)

NOTE 8 - LONG-TERM DEBT

Long-term debt at September 30, 2001 and December 31, 2000 consists of the following:

                                                       September 30,   December 31,
                                                           2001            2000
                                                      --------------- --------------
Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003      $       144,384 $      166,294

Capital lease obligations, at interest rates
  ranging from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004                       -         34,753

Subordinated  debenture due in monthly installments
  of 12% interest only until April 30, 2003; 13.5%
  beginning May 1, 2003; 14% beginning May 1, 2004
  and continuing thereafter. Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006                          1,200,000      1,200,000

Subordinated  debenture due in monthly installments
  of 12% interest only until September 30, 2001;
  13% beginning October 1, 2001; 14% beginning
  October 1, 2002 and continuing thereafter.
  Principal and any unpaid interest due at
  maturity date on October 1, 2005                            500,000        500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only.
  Principal and any unpaid interest due at
  maturity date on March 1, 2004                              740,000              -
                                                      --------------- --------------

                                                            2,584,384      1,901,047

      Less amounts due within one year                         50,312         87,908
                                                      --------------- --------------

                                                      $     2,534,072 $    1,813,139
                                                      =============== ==============

                                 CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                ---------------------------------------------------------------
                                          (Continued)

NOTE 8 - LONG-TERM DEBT continued

                       The following are maturities of long-term debt:

                                                      Period Ending
                                                      September 30,
                                                           2001
                                                     ----------------

                                          2001       $        105,996
                                          2002                314,300
                                          2003                967,406
                                          2004                240,000
                                          2005                940,000
                                          2006                      -
                                                     ----------------

                                                     $      2,567,702
                                                     ================

NOTE 9 - LEASES

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

Net minimum rental commitments under all non-cancelable operating leases are as follows:

                                                  Capital         Operating
           Year Ending December 31,               Leases           Leases           Total
                                              ---------------  ---------------  --------------
                     2001                     $        16,958  $       123,354  $      140,312
                     2002                              11,804          106,304         118,108
                     2003                               8,189           83,286          91,475
                     2004                               1,869           63,882          65,751
                                              ---------------  ---------------  --------------

       Total minimum lease payments due                38,820          376,826         415,646

      Less amounts representing interest              (4,068)                -         (4,068)
                                              ---------------  ---------------  --------------

                                              $        34,752  $       376,826  $      411,578
                                              ===============  ===============  ==============

                                  CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                ---------------------------------------------------------------
                                          (Continued)

NOTE 10 - CONTINGENCIES

        CBQ, Inc. had an agreement with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of September 30, 2001, the company is contingently liable in the amount of $1,088,000 relating to such receivables sold with recourse.

        The Company is a defendant in several lawsuits. In the opinion of Company management, none of these lawsuits will have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 11 - PREFERRED STOCK

        The Company has the option to call the preferred stock as follows:

7,000 shares at the greater of $10.00 per share or the traded market value of the preferred stock on or before October 23, 1999

21,000 shares at the greater of $10.715 per share or the traded market value of the preferred stock on or before October 23, 2000

42,000 shares at the greater of $11.905 per share or the traded market value of the preferred stock on or before October 23, 2001

70,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

NOTE 12 - COMMON STOCK
        During 2000, the Company settled liabilities of $923,398 in exchange for 1,658,920 shares of common stock.


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

Business of the Company and its Subsidiaries:

        CBQ exhibits core competency in the United States Information Technology software industry with offices in Arlington, Virginia and Miami, Florida and significant private industry and governmental relationships in the People's Republic of China. In January 2000, CBQ merged with ChinaSoft Inc., the private industry partner of the state-owned software development companies. CBQ may call on ChinaSoft's substantial programmer resources for contract software development or outsourcing. CBQ also works jointly with a privately owned China based software development and outsourcing company with English language expertise in both management and staff. These resources are capable of offering software services in virtually any programming language to the US. CBQ can deliver these services through software product offerings and outsourcing and/or project development, both in the US and in China.

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

Plan of Operations

        CBQ, Inc. is pursuing a new business strategy based upon the Company acting as a sales organization with its information technology services, computer hardware reselling, and systems development work outsourced to strategic or teaming partners. This strategy is intended to allow the Company to attain profitability with substantially lower overhead and to exploit the business contacts of the Company with the minimal amount of resources. CBQ's new strategy has been necessitated in part by continuing losses in the Company's system development operations and a reduction in vendor financing available for the Company's IT services and reseller business.

        The Company has been forced by this recent downturn in business and reduction in vendor financing to reduce its overhead and consolidate operations. On September 15, 2001 the Company closed its operations in Hunt Valley, Maryland and laid off all 35 employees working at this location. The Company has and may continue to use some of the laid-off employees to work as temporary workers or independent contractors. The Hunt Valley operations had been losing approximately $250,000 per month during the third quarter of the year.

        Since September 15, 2001, all remaining Company operations have been consolidated with the Company's office at 1911 Ft. Myer Drive, Rosslyn, Virginia 22209.

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

Continuing Operations:

        The Company has had recurring losses during its development stage and during the short period in which it has been in operations. Management believes that the losses incurred in 2000 and 2001 will be abated in 2002, and will continue to pursue a two-track strategy to address the cash needs of CBQ--internal growth and acquisitions. The acquisition of EasySoft will strengthen the software capabilities of CBQ, and permit the marketing of its software development expertise on an ever-broadening scale. CBQ plans to develop a sustainable competitive advantage by outsourcing the majority of the programming labor to skilled software engineers located in China ("the China team") and India ("the India team").

        The Company recorded a net loss from continuing operations of $542,017 for the nine months ended September 30, 2001. The company continues to refine its business model, acquisition philosophy, and marketing strategy in an effort to compete in the ever-changing technology industry.

Capital Resources and Liquidity

        Liquidity for the company is primarily generated by issuance of common stock, stockholder loans and vendor financing.

        At September 30, 2001, the Company had total current assets of $345,000 and total assets of $1,233,000 as compared to $1,000 current assets and $72,000 total assets at December 31, 2000. The Company had a net working capital deficit of $932,000 and $792,000 at September 30, 2001 and December 31, 2000.

        Net stockholders' deficit in the Company was $3,104,000 and $3,059,000 as of September 30, 2001 and December 31, 2000.



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

None/Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

(b) Reports on Form 8-K.

During the quarter ended September 30, 2001 there were no reports filed on Form 8-K

                                          SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2001.

CBQ, Inc.


/s/ Bart S. Fisher
------------------------
Bart S. Fisher
Chairman, Chief Executive Officer
and Chief Financial Officer

November 12, 2001