Form 10QSB/A
period 2001-03-31
CBQ INC
filed 2001-12-04
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A
                               Amendment Number 1

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2001
                                            ----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                   to
                                            ------------------    -------------

                    Commission file number                  0-28831
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


                 1911 Ft. Myer Drive, Arlington, Virginia 22209
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                                                   Respectfully submitted



                                                      /s/ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
December 3, 2001

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                  March 31,      December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Assets:

Current assets:
   Cash                                                        $       543,823  $      147,873
   Accounts receivable, net of allowance for doubtful accounts         909,092       1,042,248
   Inventories                                                          86,711          75,420
   Other current assets                                                194,721         186,277
                                                               ---------------  --------------

      Total current assets                                           1,734,347       1,451,818
                                                               ---------------  --------------

Equipment:
   Computers and related equipment                                     540,144         537,890
   Office equipment                                                    356,514         355,664
   Software                                                             34,927          34,927
   Transportation equipment                                             47,078          47,078
   Leasehold improvements                                               18,611          18,611
                                                               ---------------  --------------
                                                                       997,274         994,170
      Less accumulated depreciation                                   (580,935)       (548,427)
                                                               ---------------  --------------

         Equipment, net of accumulated depreciation                    416,339         445,743
                                                               ---------------  --------------

Other non-current assets:
   Notes receivable, long-term                                          60,452          60,452
   Goodwill, less amortization                                       1,262,776         844,951
   Investments                                                          46,163          46,163
   Other assets                                                      1,300,144          75,999
                                                               ---------------  --------------

      Total other non-current assets                                 2,669,535       1,027,565
                                                               ---------------  --------------

         Total assets                                          $     4,820,221  $    2,925,126
                                                               ===============  ==============

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                 (Unaudited)
                                                                  March31,       December 31,
                                                                    2001             2000
                                                               ---------------  --------------

Liabilities and Stockholders' Deficit:

Current liabilities:
   Line of credit payable                                      $     1,312,157  $    1,312,157
   Current portion of long-term debt                                    74,840          87,908
   Accounts payable, trade                                           1,497,515       1,780,927
   Accrued expenses                                                    610,522         348,591
   Due to related party                                                  1,215           1,215
   Due to shareholders                                                 115,000         115,000
                                                               ---------------  --------------

      Total current liabilities                                      3,611,249       3,645,797
                                                               ---------------  --------------

Non-current liabilities:
   Long-term debt                                                    2,510,775       1,813,139
   Preferred stock of subsidiaries                                     525,000         525,000
                                                               ---------------  --------------

      Total non-current liabilities                                  3,035,775       2,338,139

         Total Liabilities                                           6,647,024       5,983,938
                                                               ---------------  --------------

Stockholders' Deficit:
   Preferred Stock, par value $.001 per share
      Authorized  100,000,000  shares,
      70,000 shares issued and outstanding at
      March 31, 2001 and December 31, 2000                                  70              70

   Common Stock, par value $.0001 per share
      Authorized  500,000,000  shares,
      Issued 77,221,835 Shares at March 31, 2001
      and 69,836,835 shares at December 31, 2000                         7,723           6,984
   Additional paid-in capital                                        3,615,191       2,304,813
   Accumulated deficit                                              (5,449,787)     (5,370,678)
                                                               ---------------  --------------

     Total Stockholders' Deficit                                    (1,826,803)     (3,058,811)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Deficit                                   $     4,820,221  $    2,925,126
                                                               ===============  ==============

                       See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               (Unaudited)
                                                        For the three months ended
                                                                March 31,
                                                     --------------------------------
                                                          2001              2000
                                                     --------------    --------------

Continuing operations:

   Revenues                                          $    1,472,491    $    2,992,199

  Costs and expenses:
      Cost of revenues                                      739,149         2,006,076
      Sales and marketing                                   171,665            22,402
      General and administrative                            464,449           215,895
      Depreciation and amortization                          94,432             2,406
      Interest, net                                          88,913             6,802
                                                     --------------    --------------

         Total costs and expenses                         1,558,609         2,253,581
                                                     --------------    --------------

         Net income (loss) from continuing operations       (86,118)          738,618

Discontinued operations:

   Income (Loss) from operations of
      discontinued operations                                 7,009          (325,630)

   Loss on disposal of
      discontinued operations                                     -                 -
                                                     --------------    --------------

    Net Income (loss) from
      discontinued operations                                 7,009          (325,630)
                                                     --------------    --------------

     Net Income (Loss)                               $      (79,109)   $      412,988
                                                     ==============    ==============

Basic & Diluted loss per share                       $            -    $            -
                                                     ==============    ==============


                       See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         (Unaudited)
                                                 For the three months ended
                                                          March 31,
                                               -------------------------------
                                                    2001            2000
                                               --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                           $       (86,118)$       738,618
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                     94,434           2,406
      Decrease (increase) in accounts receivable       224,698        (672,453)
      Decrease (increase) in inventories               (11,291)         46,533
      Decrease (increase) in other current assets       (8,444)         (4,068)
      Decrease (increase) in other assets                  680           7,786
      Increase (decrease) in accounts payable         (283,412)         10,671
      Increase (decrease) in accrued expenses          261,932         (64,230)
                                               --------------- ---------------
  Net Cash Used in continuing operations               192,479          65,263
                                               --------------- ---------------

Cash flows from discontinued operations                  7,008        (325,630)
                                               --------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of equipment                                (3,105)        (56,683)
                                               --------------- ---------------
Net cash provided by (used) investing activities        (3,105)        (56,683)
                                               --------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of preferred stock of subsidiary                    -         275,000
Other decreases in long-term debt                      (15,432)       (127,482)
Repayment of notes payable to shareholder                    -         (59,817)
Common stock issued for cash                           215,000         251,083
Common stock issued for services                             -         112,625
                                               --------------- ---------------
Net Cash Provided by
  Financing Activities                                 199,568         451,409
                                               --------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                            395,950         134,359
Cash and Cash Equivalents
  at Beginning of Period                               147,873        (118,184)
                                               --------------- ---------------
Cash and Cash Equivalents
  at End of Period                             $       543,823 $        16,175
                                               =============== ===============

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $        37,418 $         8,350
  Franchise and income taxes                   $             - $             -

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the three months ended March 31, 2001
                                                 -----------------------------------------
Basic Loss per Share
Loss to common shareholders                   $       (79,109)      72,287,946  $            -
                                              ===============  ===============  ==============

                                                 For the three months ended March 31, 2000
                                                 -----------------------------------------
Basic Loss per Share
Income to common shareholders                 $       412,988       63,263,708  $            -
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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

                                                         March 31,     December 31,
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
                                                      =============== ==============

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 6 - LONG-TERM DEBT

Long-term debt at March 31, 2001 and December 31, 2000 consists of the following:

                                                         March 31,     December 31,
                                                           2001            2000
                                                      --------------- --------------
Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003      $   153,228     $      166,294

Capital lease obligations, at interest rates
  ranging from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004             32,387              34,753

Subordinated debenture due in monthly installments
  of 12% interest only until April 30, 2003; 13.5%
  beginning  May 1, 2003;  14% beginning May 1, 2004
  and continuing thereafter. Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006                       1,200,000         1,200,000

Subordinated debenture due in monthly installments
  of 12% interest only until September 30, 2001;
  13% beginning October 1, 2001; 14% beginning
  October 1, 2002 and continuing thereafter.
  Principal and any unpaid interest due at
  maturity date on October 1, 2005                        500,000            500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only.
  Principal and any unpaid interest due at
  maturity date on March 1, 2004                          700,000                  -
                                                      --------------- --------------

                                                         2,585,615         1,901,047

      Less amounts due within one year                    74,840              87,908
                                                      --------------- --------------

                                                      $  2,510,775    $    1,813,139
                                                      =============== ==============


                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 6 - LONG-TERM DEBT continued

                       The following are maturities of long-term debt:

                                                      Period Ending
                                                      March 31, 2001
                                                     ----------------

                                          2001       $         74,840
                                          2002                298,185
                                          2003                972,590
                                          2004                240,000
                                          2005                740,000
                                          2006                260,000
                                                     ----------------

                                                     $      2,585,615
                                                     ================

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
                                              ===============  ===============  ==============

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 12 - STOCK OPTIONS


        The options have a five-year life and are currently exercisable. The following summarizes stock option activity during the years ended December 31, 2000 and 1999:

                                                 Year Ended December 31,
                              -------------------------------------------------------------
                                          2001                            2000
                              -----------------------------  ------------------------------
                                                Exercise                        Exercise
                                 Shares       Price/Share        Shares       Price/Share
                              -------------  --------------  --------------  --------------
Options outstanding,
  Beginning of year:              5,545,471        -                      -        -
Options granted                   3,050,000   $1.00-$2.125        5,545,471      $2.125
Options exercised                  (662,263)     $2.125                   -        -
Options canceled                   (217,500)     $2.125                   -        -
                              -------------                  --------------
   Options outstanding,
         End of year:             7,715,708   $1.00-$2.125        5,545,471      $2.125

Options granted                   7,725,000   $0.25-$2.125                -        -
Options exercised                         -        -                      -        -
Options canceled                          -        -                      -        -
                              -------------                  --------------
Options outstanding,
       March 31, 2001 and 2000   15,440,708   $0.25-$2.125        5,545,471      $2.125
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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

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

NOTE 14 - PROFORMA RESULTS OF OPERATIONS

        During 2001, CBQ, Inc. (the "Company" or "CBQ") completed a number of business and asset acquisitions. These unaudited pro forma condensed combined statements of operations are based on the December 31, 2000 and March 31, 2001 historical consolidated financial statements of the Company and the historical financial statements of EasySoft International, Inc. ("ESI"), Technet Computer Services, Inc. (TCS) and Networkland, Inc. ("NWL"), giving effect to the transaction under the purchase method of accounting, with the Company treated as the acquiring entity for financial reporting purposes. The unaudited pro forma condensed combined statement of operations presents the results of operations of the Surviving Corporation, assuming the acquisitions were completed on January 1, 2000 (for the Year ended December 31, 2000) and January 1, 2001 (for the three months ended March 31, 2001).

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

        The pro forma adjustments include certain assumptions and preliminary estimates and are subject to change. These pro forma statements may not be indicative of the results that actually would have occurred if the combination had been in effect on the dates indicated or which may be obtained in the future. These pro forma financial statements should be read in conjunction with the historical financial information of CBQ, ESI, TCS and NWL (including the notes thereto).

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 14 - PROFORMA RESULTS OF OPERATIONS continued

                                                           For the Year Ended December 31, 2000
                                             ----------------------------------------------------------------
                                                                  Technet                         Acquired
                                                EasySoft         Computer                         Entities
                                             International,      Services,       Networkland,     Combined
                                                  Inc.             Inc.              Inc.         Balance
                                             --------------  -----------------  -------------- --------------

Revenues:                                    $    1,162,508  $       4,926,152  $    9,784,369 $   15,873,029
Cost of Revenues                                    823,624          2,225,635       9,304,903     12,354,162
                                             --------------  -----------------  -------------- --------------
   Gross Profit                                     338,884          2,700,517         479,466      3,518,867


Expenses:
   Advertising                                        9,718                  -          32,868         42,586
   General & Administrative                         225,539          5,755,988       3,753,584      9,735,111
   Other (Income) Expense                           174,338            113,122           2,135        289,595
                                             --------------  -----------------  -------------- --------------

Net Income (Loss) Before Taxes                      (70,711)        (3,168,593)     (3,309,121)    (6,548,425)

Income Taxes (Benefit)                                    -            161,881             750        162,631
                                             --------------  -----------------  -------------- --------------


Net Income (Loss)                            $      (70,711) $      (3,330,474) $   (3,309,871)$   (6,711,056)
                                             ==============  =================  ============== ==============

Income (Loss) per share                      $        70.71  $      (3,330.47)      (1,654.94)

Weighted average shares outstanding                   1,000              1,000           2,000

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 14 - PROFORMA RESULTS OF OPERATIONS continued

                                                        For the Three Months Ended March 31, 2001
                                             ----------------------------------------------------------------
                                                                  Technet                         Acquired
                                                EasySoft         Computer                         Entities
                                             International,      Services,       Networkland,     Combined
                                                  Inc.             Inc.              Inc.         Balance
                                             --------------  -----------------  -------------- --------------

Revenues:                                    $      192,165  $       1,094,990  $      978,482 $    2,265,637
Cost of Revenues                                    129,886            229,532         711,650      1,071,068
                                             --------------  -----------------  -------------- --------------
   Gross Profit                                      62,279            865,458         266,832      1,194,569


Expenses:
   Advertising                                            -                  -           1,653          1,653
   General & Administrative                          16,327            824,950         165,706      1,006,983
   Other (Income) Expense                              (466)            21,733           1,922         23,189
                                             --------------  -----------------  -------------- --------------

Net Income (Loss) Before Taxes                       46,418             18,775          97,551        162,744

Income Taxes (Benefit)                                    -                  -             620            620
                                             --------------  -----------------  -------------- --------------


Net Income (Loss)                            $       46,418  $          18,775  $       96,931 $      162,124
                                             ==============  =================  ============== ==============

Income (Loss) per share                      $        46.42  $           18.77  $        48.47

Weighted average shares outstanding                   1,000              1,000           2,000

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 14 - PROFORMA RESULTS OF OPERATIONS continued

                                                           For the Year Ended December 30, 2000
                                             ----------------------------------------------------------------
                                               CBQ, Inc.                                         Pro Forma
                                                  and            Acquired       Pro Forma         Combined
                                              Subsidiaries       Entities      Adjustments        Balance
                                             --------------  ----------------- ------------    --------------

Revenues:                                    $    9,450,315  $      15,873,029 $          -    $   25,323,344
Cost of Revenues                                  8,059,359         12,354,162            -        20,413,521
                                             --------------  ----------------- ------------    --------------
   Gross Profit                                   1,390,956          3,518,867            -         4,909,823


Expenses:
   Advertising                                            -             42,586            -            42,586
   Selling                                          898,797                  -            -           898,797
   General & Administrative                       2,690,410          9,735,111     (100,000)  A    12,325,521
   Other (Income) Expense                           228,784            289,595       70,000   B       588,379
                                             --------------  ----------------- ------------    --------------

 Income (Loss) from Continuing Operations        (2,427,035)        (6,548,425)     (30,000)       (8,945,460)

Income Taxes                                              -            162,631     (162,631)                -
                                             --------------  ----------------- ------------    --------------

Net Income (Loss) from
    Continuing Operations                        (2,427,035)        (6,711,056)     192,631        (8,945,460)

Discontinued (Loss) Operations                   (1,833,325)                 -            -        (1,833,325)
                                             --------------  ----------------- ------------    --------------

Net Income (Loss)                            $   (4,260,360) $      (6,711,056)$    192,631    $  (10,778,785)
                                             ==============  ================= ============    ==============

Income (Loss) per share                      $       (0.06)                                    $       (0.14)

Weighted average shares outstanding              66,696,163                                        80,121,163

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Continued)

NOTE 14 - PROFORMA RESULTS OF OPERATIONS continued

                                                        For the Three Months Ended March 31, 2001
                                             ----------------------------------------------------------------
                                               CBQ, Inc.                                          Pro Forma
                                                  and            Acquired         Pro Forma       Combined
                                              Subsidiaries       Entities        Adjustments       Balance
                                             --------------  -----------------  -------------   -------------

Revenues:                                    $    1,472,491  $       2,265,637  $           -   $   3,738,128
Cost of Revenues                                    739,149          1,071,068              -       1,810,217
                                             --------------  -----------------  -------------   -------------
   Gross Profit                                     733,342          1,194,569              -       1,927,911


Expenses:
   Advertising                                            -              1,653                          1,653
   Selling                                          171,665                  -                        171,665
   General & Administrative                         558,881          1,006,983        (25,000) A    1,540,864
   Other (Income) Expense                            88,913             23,189         17,500  B      129,602
                                             --------------  -----------------  -------------   -------------

 Income (Loss) from Continuing Operations           (86,117)           162,744          7,500          84,127

Income Taxes                                              -                620         16,853          16,233
                                             --------------  -----------------  -------------   -------------

Net Income (Loss) from
    Continuing Operations                           (86,117)           162,124         24,353         100,360

Discontinued Operations                               7,009                  -              -           7,009
                                             --------------  -----------------  -------------   -------------

Net Income (Loss)                            $      (79,108) $         162,124  $      24,353   $     107,369
                                             ==============  =================  =============   =============

Income (Loss) per share                      $            -                                     $           -

Weighted average shares outstanding              77,221,835                                        77,221,835


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

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS



         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of December, 2001.

CBQ, Inc.


/s/ Bart S. Fisher
------------------------
Bart S. Fisher
Chairman, Chief Executive Officer
and Chief Financial Officer