Form 10QSB/A
period 2001-06-30
CBQ INC
filed 2001-12-04
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Form 10-QSB/A
                               Amendment Number 1


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2001
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                to
                                            --------------    ------------------


                    Commission file number               0-28831
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

                                 (703) 387-0300
                            Issuer's telephone number

                10923 McCormick Road, Hunt Valley, Maryland 21031
   (Former name, former address and former fiscal year, if changed since last report.)



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

                                                   Respectfully submitted



                                                      /s/ Robison, Hill & Co.
                                                   ----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
December 3, 2001

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                  June 30,       December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Assets:

Current assets:
   Cash                                                        $       197,989  $      147,873
   Accounts receivable, net of allowance for doubtful accounts         957,588       1,042,248
   Inventories                                                         140,280          75,420
   Other current assets                                                867,195         186,277
                                                               ---------------  --------------

      Total current assets                                           2,163,051       1,451,818
                                                               ---------------  --------------

Equipment:
   Computers and related equipment                                     592,201         537,890
   Office equipment                                                    371,812         355,664
   Software                                                             34,927          34,927
   Transportation equipment                                             48,558          47,078
   Leasehold improvements                                               17,910          18,611
                                                               ---------------  --------------
                                                                     1,065,408         994,170
      Less accumulated depreciation                                   (627,534)       (548,427)
                                                               ---------------  --------------

         Equipment, net of accumulated depreciation                    437,874         445,743
                                                               ---------------  --------------

Other non-current assets:
   Notes receivable, long-term                                          60,452          60,452
   Goodwill, less amortization                                       1,377,467         844,951
   Investments                                                          46,163          46,163
   Other assets                                                         72,562          75,999
                                                               ---------------  --------------

      Total other non-current assets                                 1,556,644       1,027,565
                                                               ---------------  --------------

         Total assets                                          $     4,157,569  $    2,925,126
                                                               ===============  ==============

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                (Unaudited)
                                                                  June 30,       December 31,
                                                                    2001             2000
                                                               ---------------  --------------

Liabilities and Stockholders' Deficit:

Current liabilities:
   Line of credit payable                                      $       912,157  $    1,312,157
   Current portion of long-term debt                                   764,029          87,908
   Accounts payable, trade                                           2,076,455       1,780,927
   Accrued expenses                                                    626,020         348,591
   Due to related party                                                  1,215           1,215
   Due to shareholders                                                 115,000         115,000
                                                               ---------------  --------------

      Total current liabilities                                      4,494,875       3,645,798
                                                               ---------------  --------------

Non-current liabilities:
   Long-term debt                                                    1,803,673       1,813,139
   Preferred stock of subsidiaries                                     525,000         525,000
                                                               ---------------  --------------

      Total non-current liabilities                                  2,328,673       2,338,139
                                                               ---------------  --------------

         Total Liabilities                                           6,823,548       5,983,938
                                                               ---------------  --------------

Stockholders' Deficit:
   Preferred Stock, par value $.001 per share
      Authorized 100,000,000 shares,
      70,000 shares issued and outstanding at
      June 30, 2001 and December 31, 2000                                   70              70

   Common Stock, par value $.0001 per share
      Authorized  500,000,000  shares,
      Issued 79,516,835 Shares at June 30, 2001
      and 69,836,835 shares at December 31, 2000                         7,952           6,984
   Additional paid-in capital                                        3,518,141       2,304,813
   Accumulated deficit                                              (6,192,143)     (5,370,678)
                                                               ---------------  --------------

     Total Stockholders' Deficit                                    (2,665,979)     (3,058,811)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Deficit                                   $     4,157,569  $    2,925,126
                                                               ===============  ==============

                       See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Three Months            For the Six Months
                                        Ended June 30,                          Ended June 30,
                                 ----------------------------- -------------------------------
                                      2001           2000           2001             2000
                                 -------------- -------------- ---------------  --------------
Continuing operations:
Revenues                         $    2,240,368 $    2,097,997       3,712,859  $    5,090,196
Cost of revenues                      1,803,639      1,765,702       2,542,788       3,771,778
                                 -------------- -------------- ---------------  --------------
     Gross Profit                       436,729        332,295       1,170,071       1,318,418
                                 -------------- -------------- ---------------  --------------

Expenses
  Sales and marketing                   296,011        146,682         467,676         169,084
  General and administrative            676,370      1,039,113       1,140,821       1,255,008
  Depreciation and amortization         117,459        147,036         211,891         149,442
                                 -------------- -------------- ---------------  --------------

     Total costs and expenses         1,089,830      1,332,831       1,820,388       1,573,534
                                 -------------- -------------- ---------------  --------------

Other Income (Expense)
  Interest expense                     (100,524)      (138,031)       (189,437)       (144,833)
  Other income                           11,280              -          11,280               -
                                 -------------- -------------- ---------------  --------------

     Net Other Income (Expense)         (89,244)      (138,031)       (178,157)       (144,833)
                                 -------------- -------------- ---------------  --------------

     Net Loss from Continuing
        Operations                     (742,356)    (1,138,567)       (828,474)       (399,949)
                                 -------------- -------------- ---------------  --------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations                    1       (389,342)          7,009        (714,972)

Loss on disposal of
   discontinued operations                    -              -               -               -
                                 -------------- -------------- ---------------  --------------

     Net Income (loss) from
       discontinued operations                1       (389,342)          7,009        (714,972)
                                 -------------- -------------- ---------------  --------------

Net Income (Loss)                $     (742,357)$   (1,527,909)$      (821,465) $   (1,114,921)
                                 ============== ============== ===============  ==============

Weighted Average
Shares Outstanding                   78,726,725     64,833,866      75,525,122      66,404,025
                                 ============== ============== ===============  ==============

Loss per Common Share            $       (0.01) $       (0.03) $        (0.01)  $       (0.02)
                                 ============== ============== ===============  ==============

                       See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                  For the six months ended
                                                          June 30,
                                               -------------------------------
                                                    2001            2000
                                               --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                           $      (828,474)$      (399,949)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                    211,891         149,442
      Decrease (increase) in accounts receivable     1,712,578         592,786
      Decrease (increase) in inventories               (64,860)        193,797
      Decrease (increase) in other current assets     (631,510)       (246,765)
      Decrease (increase) in other assets               12,620         (90,182)
      Increase (decrease) in accounts payable         (401,805)        209,378
      Increase (decrease) in accrued expenses          277,429         119,981
                                               --------------- ---------------
  Net Cash Used in continuing operations               287,869         528,488
                                               --------------- ---------------

Cash flows from discontinued operations                  7,009        (714,972)
                                               --------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of equipment                               (47,717)              -
                                               --------------- ---------------
Net cash provided by (used) investing activities       (47,717)              -
                                               --------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Repayments) borrowings on line of credit             (400,000)        585,568
Other decreases in long-term debt                      (12,045)              -
Repayment of notes payable to shareholder                    -         (25,562)
Common stock issued for cash                           215,000               -
                                               --------------- ---------------
Net Cash Provided by
  Financing Activities                                (197,045)        560,006
                                               --------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                             50,116         373,522
Cash and Cash Equivalents
  at Beginning of Period                               147,873        (119,165)
                                               --------------- ---------------
Cash and Cash Equivalents
  at End of Period                             $       197,989 $       254,357
                                               =============== ===============

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $        63,675 $        79,201
  Franchise and income taxes                   $             - $             -

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                  Income           Shares         Per-Share
                                                (Numerator)     (Denominator)       Amount
                                              ---------------  ---------------  --------------
                                                  For the Three Months Ended June 30, 2001
                                              ------------------------------------------------
Basic Income per Share
Income to common shareholders                 $      (742,357)      78,726,725  $       (0.01)
                                              ===============  ===============  ==============

                                                  For the Three Months Ended June 30, 2000
                                              ------------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $    (1,527,909)      64,833,866  $       (0.03)
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2001
                                              ------------------------------------------------
Basic Income per Share
Income to common shareholders                 $      (821,465)      75,525,122  $       (0.01)
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2000
                                              ------------------------------------------------
Basic Loss per Share
Loss to common shareholders                   $    (1,114,921)      66,404,025  $       (0.02)
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

                                                         June 30,      December 31,
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

NOTE 6 - LONG-TERM DEBT

Long-term debt at June 30, 2001 and December 31, 2000 consists of the following:

                                                         June 30,      December 31,
                                                           2001            2000
                                                      --------------- --------------
Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003      $   144,384     $      166,294

Capital lease obligations, at interest rates
  ranging from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004             23,318              34,753

Subordinated debenture due in monthly installments
  of 12% interest only until April 30, 2003;  13.5%
  beginning  May 1, 2003;  14% beginning May 1, 2004
  and continuing thereafter. Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006                       1,200,000         1,200,000

Subordinated debenture due in monthly installments
  of 12% interest only until September 30, 2001;
  13% beginning October 1, 2001; 14% beginning
  October 1, 2002 and continuing thereafter.
  Principal and any unpaid interest due at
  maturity date on October 1, 2005                        500,000            500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only.
  Principal and any unpaid interest due at
  maturity date on March 1, 2004                          700,000                  -
                                                      --------------- --------------

                                                         2,567,702         1,901,047

      Less amounts due within one year                    105,996             87,908
                                                      --------------- --------------

                                                      $  2,461,706    $    1,813,139
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

NOTE 6 - LONG-TERM DEBT continued

                       The following are maturities of long-term debt:

                                                      Period Ending
                                                      June 30, 2001
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
                                              ===============  ===============  ==============

                           CBQ, INC. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          ------------------------------------------
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                   ---------------------------------------------------------
                                   (Continued)

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

NOTE 12 - STOCK OPTIONS


        The options have a five-year life and are currently exercisable. The following summarizes stock option activity during the six months ended June 30, 2001 and year ended December 31, 2000:

                                    Six Months Ended            Year Ended December 31,
                                      June 30, 2001                       2000
                              -----------------------------  ------------------------------
                                                Exercise                        Exercise
                                 Shares       Price/Share        Shares       Price/Share
                              -------------  --------------  --------------  --------------
Options outstanding,
  Beginning of period:            7,715,708        -              5,545,471        -
Options granted                   8,625,000   $0.25-$2.125        3,050,000   $1.00-$2.125
Options exercised                         -        -               (662,263)     $2.125
Options canceled                          -        -               (217,500)     $2.125
                              -------------                  --------------
   Options outstanding,
         End of period:          16,340,708   $1.00-$2.125        7,715,708   $1.00-$2.125
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

None/Not Applicable


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