Form 10QSB/A
period 2001-09-30
CBQ INC
filed 2001-12-05
CIK 814926

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

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                to
                                            --------------    -----------------
                    Commission file number               0-28831
                                            -----------------------------------

                                    CBQ, Inc.
   --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Colorado                            84-1047159
------------------------------------------------------------------------------
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)             Identification No.)

                 1911 Ft. Myer Drive, Arlington, Virginia 22209
                           (Address of principal executive offices)

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

                                                   Respectfully submitted



                                                      /s/ Robison, Hill & Co.
                                                   ---------------------------
                                                   Certified Public Accountants

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

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)                    (Unaudited)
                                     For the Three Months            For the Nine Months
                                      Ended September 30,                  Ended September 30,
                                 ----------------------------- -------------------------------
                                      2001           2000           2001             2000
                                 -------------- -------------- ---------------  --------------
Continuing operations:
Revenues                         $       59,033 $            - $       121,206  $            -
Cost of revenues                         60,176              -         122,809               -
                                 -------------- -------------- ---------------  --------------
     Gross Profit                        (1,143)             -          (1,603)              -

Expenses
  General and administrative           (155,334)      (124,845)       (317,009)       (274,287)

Other Income (Expense)
  Interest expense                      (31,958)       (89,800)       (223,405)       (234,633)
                                 -------------- -------------- ---------------  --------------

     Net Loss from Continuing
        Operations                     (188,435)      (214,645)       (542,017)       (508,920)
                                 -------------- -------------- ---------------  --------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations             (249,398)      (931,370)       (717,281)     (1,658,934)

Loss on disposal of
   discontinued operations                    -        (40,600)              -        (143,008)
                                 -------------- -------------- ---------------  --------------

     Net Income (loss) from
       discontinued operations         (249,398)(971,970)             (717,281)     (1,801,942)
                                 -------------- -------------- ---------------  --------------

Net Income (Loss)                $     (437,833)$   (1,186,615)$    (1,259,298) $   (2,310,862)
                                 ============== ============== ===============  ==============

Weighted Average
Shares Outstanding                   78,726,725     68,175,687      75,525,122      68,175,687
                                 ============== ============== ===============  ==============

Loss per Common Share
     Continuing operations       $           -  $            - $         (0.01) $        (0.01)
     Discontinued operations              (0.01)         (0.02)          (0.01)          (0.03)
                                 -------------- -------------- ---------------  --------------

     Net (loss)                  $       (0.01) $       (0.02) $        (0.02)  $       (0.04)
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
                                              ===============  ===============  ==============

                                                For the Nine Months Ended September 30, 2001
                                              -----------------===============--==============
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

NOTE 13 - DISCONTINUED OPERATIONS

        On September 15, 2001 the Company closed its operations in Hunt Valley, Maryland. The Hunt Valley operations included the Quantum Group and its subsidiaries. The Company is attempting to collect any remaining account receivables and negotiate settlement of liabilities and will likely abandon any remaining assets of the Quantum Group. The Company is attempting to sell CBQ Networkland, Inc. and has abandoned the majority of the assets of CBQ Technet Computer Services, Inc. During the last quarter of the 2001 calendar year, the Company will perform a detailed analysis of any remaining recorded goodwill and make appropriate adjustments as necessary.

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


        The Company has been forced by this recent downturn in business and reduction in vendor financing to reduce its overhead and consolidate operations. On September 15, 2001 the Company closed its operations in Hunt Valley, Maryland and laid off all 35 employees working at this location. The Company has and may continue to use some of the laid-off employees to work as temporary workers or independent contractors. The Hunt Valley operations had been losing approximately $250,000 per month during the third quarter of the year. The Hunt Valley operations included the Quantum Group and its subsidiaries. The Company is attempting to collect any remaining account receivables and negotiate settlement of liabilities and will likely abandon any remaining assets of the Quantum Group. The Company is attempting to sell CBQ Networkland, Inc. and has abandoned the majority of the assets of CBQ Technet Computer Services, Inc. During the last quarter of the 2001 calendar year, the Company will perform a detailed analysis of any remaining recorded goodwill and make appropriate adjustments as necessary.


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