Form 10QSB/A
period 2001-09-30
CBQ INC
filed 2002-03-19
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A
                               Amendment Number 2

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 2001
                                             ----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from               to
                                            -------------    ------------------
                    Commission file number              0-28831
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

                 48 S.W. 16th Street, Dania Beach, Florida 33004
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 927-0034
                            Issuer's telephone number

                        1911 Ft. Myer Drive, Arlington, Virginia 22209 (Former name, former address and former fiscal year, if changed since last report.)


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

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (Unaudited)                    (Unaudited)
                                     For the Three Months            For the Nine Months
                                      Ended September 30,                  Ended September 30,
                                 ----------------------------- -------------------------------
                                      2001           2000           2001             2000
                                 -------------- -------------- ---------------  --------------
Continuing operations:
Revenues                         $       59,033 $            - $       121,206  $            -
Cost of revenues                         60,176              -         122,809               -
                                 -------------- -------------- ---------------  --------------
     Gross Profit                        (1,143)             -          (1,603)              -

Expenses
  General and administrative           (155,334)      (124,845)       (317,009)       (274,287)

Other Income (Expense)
  Interest expense                      (31,958)       (89,800)       (223,405)       (234,633)
                                 -------------- -------------- ---------------  --------------

     Net Loss from Continuing
        Operations                     (188,435)      (214,645)       (542,017)       (508,920)
                                 -------------- -------------- ---------------  --------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations             (249,398)      (931,370)       (717,281)     (1,658,934)

Loss on disposal of
   discontinued operations                    -        (40,600)              -        (143,008)
                                 -------------- -------------- ---------------  --------------

     Net Income (loss) from
       discontinued operations         (249,398)(971,970)             (717,281)     (1,801,942)
                                                =========
                                 -------------- -------------- ---------------  --------------

Net Income (Loss)                $     (437,833)$   (1,186,615)$    (1,259,298) $   (2,310,862)
                                 ============== ============== ===============  ==============

Weighted Average
Shares Outstanding                   78,726,725     68,175,687      75,525,122      68,175,687
                                 ============== ============== ===============  ==============

Loss per Common Share
     Continuing operations       $              $     -        $    -   (0.01)  $       (0.01)
                                                               =        ======  =       ======
     Discontinued operations     (0.01)                 (0.02) (0.01)                   (0.03)
                                 -------------- -------------- ---------------  --------------

     Net (loss)                  $       (0.01) $       (0.02) $        (0.02)  $       (0.04)
                                 ============== ============== ===============  ==============


                       See accompanying notes and accountants' report.

                                     CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                                  THE YEAR ENDED DECEMBER 31, 2000

                                  Preferred Stock                           Additional
                                             Par        Common Stock         Paid-In      Retained
                                  Shares    Value     Shares   Par Value     Capital       Deficit
                                  -------  ------- ----------------------  ------------ -------------

Balance at January 1, 2000         70,000  $    70   63,124,227 $   6,312  $    630,715 $  (1,110,318)

Stock Issued for Cash                   -        -      662,263        68       751,017             -

Stock Issued for Services               -        -      334,864        33       362,221             -

Stock Issued in Payment
  of Notes Payable                      -        -       52,235         5       110,995             -

Stock Issued in Connection with
   Exercise of Warrant                  -        -    1,363,359       136          (135)            -

Stock Issued for Redemption of
   Preferred Stock of Subsidiary        -        -    1,271,821       127       450,017             -

Stock Issued for 100% of
   Outstanding Shares of
   dpi Net Solutions, Inc.              -        -    3,067,199       307           (17)            -

Repurchase of Common Stock              -        -      (39,133)       (4)            -             -

Net Loss                                -        -                      -             -    (4,260,360)
                                  -------  ------- ----------------------  ------------ -------------

Balance at December 31, 2000       70,000  $    70   69,836,835$    6,984  $  2,304,813 $  (5,370,678)
                                  =======  ======= ======================  ============ =============

                           CBQ, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                        THE YEAR ENDED DECEMBER 31, 2000
                                   (Continued)

                                  Preferred Stock                           Additional
                                             Par        Common Stock         Paid-In      Retained
                                  Shares    Value     Shares   Par Value     Capital       Deficit
                                  -------  ------- ----------------------  ------------ -------------

Balance at January 1, 2001         70,000  $    70   69,836,835 $   6,984  $  2,304,813 $  (5,370,678)

Stock Issued for Cash                   -        -    2,105,000       210       214,790             -

Stock Issued for 100% of
   Outstanding Shares of
   Easy Soft International, Inc.        -        -    5,625,000       563       570,728             -

Stock Returned to Company               -        -   (6,750,000)     (675)            -             -

Stock Issued for Purchase of
  Assets from Socrates
   Technologies Corp.                   -        -    7,800,000       780       324,900             -

Stock Issued in Settlement
   of Disputed Charges                  -        -      900,000        90       102,910             -

Net Loss                                -        -            -         -             -    (1,259,298)
                                  -------  ------- ----------------------  ------------ -------------

Balance at September 30, 2001      70,000  $    70   79,516,835$    7,952  $  3,518,141 $  (6,629,976)
                                  =======  ======= ======================  ============ =============










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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         (b) Reports on Form 8-K.

During the quarter ended September 30, 2001 there were no reports filed on Form 8-K

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28TH day of February, 2002.

CBQ, Inc.


/s/ W. Steven Garrett
---------------------------
W. Steven Garrett
Chairman, Chief Executive Officer
and Chief Financial Officer