Form 10KSB
period 2001-12-31
CBQ INC
filed 2002-05-07
CIK 814926

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To

                         Commission file number 0-28831

                                    CBQ, Inc.
                        (Name of small business issuer in its charter)

             Colorado                                           84-1047159
------------------------------------                      ---------------------
   State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization                            Identification No.)

               655 15th Street NW, Ste 460, Washington, D.C. 20005
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

                 48 S.W. 16th Street, Dania Beach, Florida 33004
                        (Former name and former address)

Issuer's telephone number                      (202) 659-2979 ext 11
                                              ----------------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

                         Common Stock, par value $.0001
                                (Title of class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

        State issuer's revenues for its most recent fiscal year. $ 0
                                                                 ---

        As of April 26, 2002, there were 79,516,835 shares of the Registrant's common stock, par value $0.0001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant:
On April 26, 2002, the closing bid and asked prices for the shares of common stock of registrant, were $.00 and $.01, respectively. On that date affiliates held approximately 40,237,436 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was approximately $392,794.


                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"): NONE

     Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                TABLE OF CONTENTS

Item Number and Caption                                                                    Page
-----------------------                                                                    -----

PART I

Item 1.        Description of Business.......................................................4

Item 2.        Description of Property.......................................................9

Item 3.        Legal Proceedings.............................................................9

Item 4.        Submission of Matters to a Vote of Security Holders..........................10


PART II

Item 5.        Market for Common Equity and Related Stockholder Matters.....................10

Item 6.        Management's Discussion and Analysis or Plan of Operations...................13

Item 7.        Financial Statements.........................................................14

Item 8.        Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure.........................................................14

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............................14

Item 10.       Executive Compensation.......................................................16

Item 11.       Security Ownership of Certain Beneficial Owners and Management...............16

Item 12.       Certain Relationships and Related Transactions...............................17

Item 13.       Exhibits and Reports on Form 8-K.............................................18

                                     PART I
                         ITEM 1 DESCRIPTION OF BUSINESS

GENERAL

        Beginning in late 2001 and continuing through early 2002, we entered into a series of transactions that we believe will result in our resuming business operations, although in a significantly different industry than the traditional industries in which we have operated. Those transactions include the following transactions:

o During the third quarter the Board of Directors decided to discontinue the retail portion of the business. The Company will not proceed with the development of any software business in Asia. Similarly the Company has decided not to operate any retail business related to sale of and servicing of computer products. The Company will concentrate on opportunities in the Information Technology industry.

o In November, 2001, the Company entered into a relationship with an unaffiliated third party to assist it in dealing with the events which transpired during the latter half of 2001 and to assist in the development and implementation of a viable business plan for the Company. As of the date of this filing, CBQI had filed answers to the suits to which it had defenses, identified its debts, worked an agreement to satisfy its obligations to its auditors and was in the process of determining the appropriate structure in which to pursue subsequent business opportunities.

o The Company will continue to pursue opportunities in the wireless, broadband, and consulting aspects of the Information Technology industry, and is currently pursuing growth- related opportunities related to the development of certain software platforms. The Company will seek to develop international trade-related opportunities, particularly with regard to the People's Republic of China, and United States Government procurement opportunities in the Information Technology arena.

        Our management believes these actions had a beneficial effect on our financial position. Some of the transactions described below occurred, or are anticipated to occur, after December 31, 2001, the closing date of the period covered by this report. We have included descriptions of these matters in this report to provide a more balanced description of our operations, business and prospects on a going-forward basis.

        CBQ exhibits core competency in the United States Information Technology software industry with significant private industry and governmental relationships in the People's Republic of China. In January 2000, CBQ merged with ChinaSoft Inc., the private industry partner of the state-owned software development companies. CBQ may call on ChinaSoft's substantial programmer resources for contract software development or outsourcing. CBQ also works jointly with a privately owned China based software development and outsourcing company with English language expertise in both management and staff. These resources are capable of offering software services in virtually any programming language to the US. CBQ can deliver these services through software product offerings and outsourcing and/or project development, both in the US and in China.

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

        During the period covered by this report, we conducted only minimal business operations. We currently have no employees. Certain administrative services relating to our minimal maintenance operations were provided by employees of our majority shareholders.

HISTORY

        CBQ,  Inc.,  formerly  known as Freedom  Funding,  Inc.  (the Company or
CBQI), was incorporated under the laws of Delaware on September 18, 1986, subsequently changing its state of incorporation to Colorado. The initial business plan of the Company was to investigate business opportunities in which to engage. The Company first provided for its operations from the sale of 800,000 shares of restricted $.0001 par value per share common stock. This began at inception and was completed prior to an initial public offering which was conducted during the second and third quarters of 1987. The public offering raised gross proceeds of $40,000 through the issuance of 800,000 common shares and warrants. During 1988 654,500 A Warrants were exercised and 46,800 B warrants were exercised. These exercises raised $77,140 in gross proceeds through the issuance of 701,300 shares of common stock. All unexercised warrants have now expired. The Company in 1987 and 1988 was not successful in the implementation of it business plan, which resulted in its ceasing the active pursuit of business opportunities in which to engage. On February 13, 1997, the Company entered into an arrangement with an unaffiliated third party to extend up to $100,000 in cash and services in exchange for 6,000,000 common shares of the Company. The result of this arrangement was to bring the Company current in its reports with the Securities and Exchange Commission, including obtaining audits for the Company and filing tax returns for these periods. The Company then again began its active pursuit of business opportunities in which to engage. Following are those acquisitions which were made from the latter part of 1998 through 2001 and their result.

MERGERS AND ACQUISITIONS

CyberQuest, Inc. - On November 18, 1998, the Company acquired CyberQuest, Inc., a Colorado corporation (CyberQuest), in a stock for stock exchange which resulted in CyberQuest becoming a wholly owned subsidiary of the Company and the shareholders of CyberQuest acquiring control of the Company through their stock ownership. The Company issued 18,000,000 restricted common shares and 70,000 restricted preferred shares in this acquisition.

Reliance Technologies, Inc. - On March 15, 1999, the Company acquired Reliance Technologies, Inc. (Reliance), and its subsidiary in exchange for 1,000,000 restricted common shares. The operations of Reliance were discontinued during the third quarter of 2000, and the net assets of this subsidiary were sold to a former officer and director of the Company and Reliance.

Priority One Electronic Commerce Corporation - On April 9, 1999, the Company acquired Priority One Electronic Commerce Corporation (Priority One) in exchange for 900,000 restricted common shares.

Global Logistics Partners, LLC - On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC, a privately held Texas limited liability company (GLP), in exchange for 4,233,200 restricted common shares.

ChinaSoft, Inc. - On January 14, 2000, the Company acquired ChinaSoft, Inc. (ChinaSoft), in exchange for 30,000,000 restricted common shares.

Quantum Group - On August 8, 2000, the Company acquired Quantum Technology Group, Inc. (Quantum Group), and its two subsidiaries in exchange for 11,508,568 restricted common shares. The subsidiaries of Quantum Group were Quantum Technology Distribution, LLC, and DPI Net Solutions, Inc.

Easy Soft International, Inc. - On March 1, 2001, the Company purchased Easy Soft International, Inc. ("Easy Soft"). The purchase price was 5,625,000 shares of common stock in exchange for all of the outstanding preferred and common shares of Easy Soft.

Technet Computer Services, Inc. and Networkland, Inc. - On March 27, 200l the Company purchased certain assets of Technet Computer Services, Inc. and Networkland, Inc. for 7,800,000 shares of voting common stock and a 10% note payable of $700,000 in exchange for which the Company received assets valued at $1,106,720. In addition, the Company assumed an $80,000 liability of the Parent, Socrates Technologies Corp, Inc.


THE TECHNOLOGY INDUSTRY

        During 1999 and the first half of 2000 CBQI experienced unprecedented growth. Revenues grew from practically nothing to $2,890,581 in 1999 and to $9,450,315 in 2000 in spite of a substantial weakening of the technology industry during the latter half of 2000. In 2001, however, it became apparent to management that the industry in which CBQI, through its subsidiaries, was engaged was experiencing a systemic, long-term down turn. Management increased their capital infusions, extended loans and entered into a factoring relationship; however, the downturn became so severe that revenues virtually disappeared during the final quarter of 2001. The result is that management, during the final quarter of 2001, released all employees from their employment obligations and established a liquidating trust in which all of the assets of the Company were placed so as to provide for their orderly liquidation and, if proceeds develop, distribution first to secured creditors and then to all other creditors.

OPERATING LOSSES

        The Company has incurred net losses of approximately $4,505,000 and $4,260,000 for the fiscal years ended December 31, 2001 and 2000, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

        The Company was not in full operations during 2001 and 2000 and thus, the revenues generated are not representative of those that will be generated once the Company becomes fully operational. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels during 2002. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

GOVERNMENT REGULATION

        The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its Province (State) or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

RISK OF LOW-PRICED STOCKS

        Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

     Currently, the Company's Common Stock is considered a penny stock for purposes of the

Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

        Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

THE VOLATILITY OF OUR STOCK PRICE

        Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

o       The amount and timing of orders for our services or products;

o       Disruptions in the supply of delivering services or products;

o       Seasonal variations in the sale of our services or products; and

o       General economic conditions.

LACK OF TRADEMARK AND PATENT PROTECTION

        The Company relies on a combination of trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company.

COMPETITION

     The Company faces competition from a wide variety of software developers, web designers and graphic designers, many of which have substantially greater financial, marketing and technological resources than we have.

        We  believe  however,   numerous   opportunities   for  development  and
participation in software industry are available to an aggressive junior company.

EMPLOYEES

        As of April 26, 2002, the Company had no employees.

                         ITEM 2 DESCRIPTION OF PROPERTY

        The Company, as of the date of this report, owned no real or personal property, tangible or intangible. The executive offices of the Company are being provided by its sole executive officer on a month-to-month basis. These offices are located at 655 15th Street NW, suite 460, Washington, D.C. 20005. The telephone number at this address is (202) 659-2979 ext 11.

                            ITEM 3 LEGAL PROCEEDINGS

        The Company is presently a party to several law suits. The material law suits are:

        Allegiance Capital: In September, 2001, a confession of judgement was entered against CBQI and several of its subsidiaries by Circuit Court in Annapolis, Maryland (Case No. C-2001- 74735), in favor of Allegiance Capital Limited Partnership. The confession was in the amount of $1,976,076.04, plus attorneys's fees of $296,411.41 and pre judgement interest in the amount of $802.75 per day after September 25, 2001, until the date of entry of final judgement. This suit was based on loans which Quantum had obtained prior to being acquired by CBQI, all of which were guaranteed by CBQI and its subsidiaries, as well as several individuals, including John Moran, Gino Manna, Raymond Kostkowski, Anne Sigman and J. Patrick Dowd. Pursuant to an Inter-Creditor Agreement between Suntrust Bank and Allegiance Capital, Allegiance Capital's claims are subordinate to such claims as Suntrust Bank may have against CBQ, Inc.

     Platinum Funding: In November, 2001, Platinum Funding Corp. (Platinum) sued CBQI, several of its subsidiaries, and Mr. Bart Fisher in the Superior Court of New Jersey, Bergen County, Case No. BER-L-9684-01, alleging that the sum of $935,275.25 was due from the defendants under a factoring arrangement which Platinum claims to have existed. CBQI and the remaining defendants have filed an answer and are vigorously defending the action. Management feels there is no merit to the claims.

Anthony M. Sanders: On October 15, 2001, Anthony M. Sanders sued CBQ, Inc., and several of its former affiliates, including Raymond Kostkowski, in the United States District Court for the District of Maryland (Northern Division). The case number is MJG 01 CV 3062. Mr. Sanders was a former officer, director and controlling shareholder of Quantum Technology who transferred his interest to CBQI. The gravamen of Mr. Sanders' complaint is that CBQI failed to redeem preferred shares in Quantum held by Mr. Sanders. Mr. Sanders is claiming breach of contract, negligent misrepresentation, intentional infliction of emotional distress and securities violations against CBQI for this failure. Management feels there is no merit to Mr. Sanders' allegations as against CBQI and that the complaint as filed is completely groundless. CBQI has elected not to defend the case insofar as the Maryland court has no jurisdiction over this matter as it pertains to CBQI and any judgement obtained by Mr. Sanders would be unenforceable against CBQI.

Suntrust Bank line of credit and term note: Quantum Technology Group had a $4 million line of credit with Crestar Bank, which was subsequently acquired by Suntrust. This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, CBQI acquired all of the shares of Quantum Technology Group. $1.3 million of the line of credit had been used, and was owing to the bank and in addition to the line of credit, a $200,000 term loan from Suntrust, approximately $200,000 in accrued interest and $100,000 in attorney fees all of which Suntrust is attempting to collect from the individual guarantors. Suntrust has not sued CBQI but has threatened to sue. It is the position of CBQI that it does not owe the money to Suntrust. It never signed any loan, and indeed by freezing the line of credit, Suntrust greatly injured the business of CBQI

                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

        There were no meetings of security holders during 2001 and to the date of this report; furthermore, no such meetings are contemplated at any time in the near future. There were no matters which have transpired to the date of this filing which require shareholder approval.


                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock is traded from time to time on the NASD's OTC Bulletin Board under the symbol "CBQI." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


              2000:                       High             Low
First Quarter                           $  16.875       $   4.500
Second Quarter                              9.875           0.438
Third Quarter                               1.625           0.438
Fourth Quarter                              1.00            0.219

              2001:
First Quarter                           $   0.33        $   0.18
Second Quarter                              0.49            0.18
Third Quarter                               0.30            0.06
Fourth Quarter                              0.10            0.02


DIVIDENDS

        The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

        The number of shareholders of record of the Company's Common Stock as of April 26, 2002 was approximately 475.

RECENT SALES OF UNREGISTERED SECURITIES

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

                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

        The following information should be read in conjunction with the information in Item 7, Financial Statements, and other information regarding our financials performance for the period covered by this report included elsewhere in this report. The following discussions and other parts of this report may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in those forward-looking statements. Factors that might cause such differences include, but are not limited to, our history of unprofitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative partners, our limited sales and marketing experience, the highly competitive industries in which we operate and general economic and business conditions, some or all of which may be beyond our ability to control.

        Plan of Operations - The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation.

        The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post- effective amendments, Forms 8-K, agreements and related reports and documents.

        The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of the products acquired. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.


        Results of Operations - The Company, as a result of the liquidating trust, had no operations during 2001 and to the date of this report, other than its search for a business opportunity. During 2001 and 2000 the Company attempted to provide retail software, computer services and products that has since proved uneconomical and has been abandoned. Accordingly, comparisons with prior periods are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

        The Company, as a result of the liquidating trust, has not generated any cash flows from operating or investing activities since inception. Operating capital was primarily provided from the proceeds of equity financing, bank loans and receivables financing, the latter two of which the Company is presently no longer entitled to enjoy and is in litigation over. CBQI is presently seeking alternative sources of capital.

        The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

        Government Regulations - The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company's operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

                           ITEM 7 FINANCIAL STATEMENTS

        The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

                     ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, financial statements disclosure or auditing scope or procedure.


                                    PART III

               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT

Executive Officers and Directors

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:


Director's Name     Age               Office                    Term Expires
Bart S. Fisher       59   Chairman of the Board              next annual meeting
                          of Directors, Chief Executive
                          Officer and President
Xu Ying              36   Director                           next annual meeting

        Set forth below is certain biographical information, present occupation and business experience for the past five years of each director and executive officer of the Company. Officers of the Company are elected by the Board of Directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the Board of Directors.

        Dr. Bart S.  Fisher is the  Chairman  of the Board of  Directors,  Chief
Executive  Officer,  President  and a member  of the  Board of  Directors  since
January 14, 2000. He is currently counsel with Plexus Consulting Group. Previously, he practiced law with Porter, Wright, Morris & Arthur, and with Patton, Boggs, and with Arent Fox Kintner Plotkin & Kahn, all based in Washington, D.C. While at Patton Boggs he was on the Management Committee and Chair of the International Trade Practice Group.

        Dr. Fisher attended Harvard Law School (JD 1972), The Johns Hopkins School of Advanced International Studies in Washington, D.C., and Bologna, Italy, (MA 1967 and PhD 1970) and Washington University (BA 1963). He was elected to Phi Beta Kappa at Washington University, and awarded the Brookings Institution Fellowship in 1968.

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

     Dr. Fisher is Managing partner of Capital House Merchant Banking, LLC, and resident of Capital Baseball, Inc. He formerly served as a Director of Total Health, a New York-based health maintenance organization. As a Managing Partner of Capital House, Dr. Fisher has been actively involved and engaged by Lycos (R( (Nasdaq: LCOS), to obtain financing and joint venture partners for unique Internet Portals.

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

Board Meetings and Committees

        The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation in any other capacity and receiving compensation therefor. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Compliance with Section 16(a) of the Exchange Act

        Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.

                         ITEM 10 EXECUTIVE COMPENSATION

        None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years.


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT

Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 79,516,835 shares of issued and outstanding Common Stock of the Company as of April 26, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name of Beneficial Owners /             Nature of           Shares
Directors                               Ownership            Owned           Percent
-----------------------------------------------------------------------------------------

Bart S. Fisher                          common stock       8,500,000         10.69%
J. Patrick Dowd                         common stock       4,255,982 *        5.35%
Chang Guomin                            common stock       6,214,706          7.82%
Rick Williamson                         common stock       4,233,200          5.32%
                                                               -                -
All Executive Officers
and Directors as a Group
(2 persons)                             common stock       8,500,000         10.69%

* Mr. Dowd's figure includes 1,800,000 shares held as custodian for his minor children. Mr. Dowd disclaims beneficial ownership of his children's shares.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Conflicts of Interest

        Certain conflicts of interest existed at December 31, 2001 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

        Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

Under Rule 405 promulgated under the Securities Act of 1933, Mr. Fisher may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

        (a)    The following documents are filed as part of this report.

1.      Financial Statements                                                              Page

Report of Robison, Hill & Co., Independent Certified Public Accountants....................F-1

Consolidated Balance Sheets as of December 31, 2001, and 2000..............................F-2

Consolidated Statements of Operations for the years ended
     December 31, 2001, and 2000...........................................................F-3

Consolidated Statement of Stockholders' Equity
     For the years ended December 31, 2001 and 2000........................................F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, and 2000...........................................................F-5

Notes to Consolidated Financial Statements.................................................F-7

2.      Financial Statement Schedules

        The following financial statement schedules required by Regulation S-X are included herein.

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.





3.      Exhibits

        (b)   Reports on Form 8-K filed.

        No reports on Form 8-K were filed during the prior quarter.

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    CBQ, Inc.

Dated: May 6, 2002                  By  /S/     Bart S. Fisher
                                    ------------------------------------
                                    Bart S. Fisher
                             President and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 6th day of May 2002.

Signatures                                      Title

/S/     Bart S. Fisher
----------------------------------------------------------------------
Bart S. Fisher                      President and Director
                                    (Principal Executive Officer)
                                    (Principal Financial and Accounting Officer)

/S/     Xu Ying
-----------------------------------------------------------------------
Xu Ying                             Director

                           CBQ, INC. AND SUBSIDIARIES

                                       -:-

                         INDEPENDENT ACCOUNTANT'S REPORT


                           DECEMBER 31, 2001 AND 2000

                                           CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Consolidated Balance Sheets
  December 31, 2001 and 2000...........................................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2001 and 2000...............................................F - 3

Consolidated Statement of Stockholders' Equity
   Years Ended December 31, 2001 and 2000..............................................F - 4

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2001 and 2000...............................................F - 5

Notes to Consolidated Financial Statements.............................................F - 7

                               INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries

        We have audited the accompanying balance sheets of CBQ, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related statements of operations, stockholder's equity and cash flows for the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBQ, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                   Respectfully submitted


                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 4, 2002

                                  CBQ, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                                                  (Restated)
                                                                December 31,     December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Assets:

Current assets:
   Cash                                                        $             -  $        1,060
   Net assets of discontinued operations                                     -         822,459
                                                               ---------------  --------------

     Total Current Assets                                                    -         823,519


Other non-current assets:
   Investments                                                         250,000         250,000
                                                               ---------------  --------------

      Total other non-current assets                                   250,000         250,000
                                                               ---------------  --------------

         Total assets                                          $       250,000  $    1,073,519
                                                               ===============  ==============

                                  CBQ, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                          (Continued)

                                                                                  (Restated)
                                                                December 31,     December 31,
                                                                    2001             2000
                                                               ---------------  --------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Line of credit payable                                      $       577,157  $    1,312,157
   Current portion of long-term debt                                 2,860,460          87,908
   Accounts payable, trade                                             692,451         277,421
   Accrued expenses                                                    517,356             490
   Due to related party                                                  1,215           1,215
   Due to shareholders                                                 115,000         115,000
   Net liabilities of discontinued operations                        1,311,025               -
                                                               ---------------  --------------

      Total current liabilities                                      6,074,664       1,794,191
                                                               ---------------  --------------

Non-current liabilities:
   Long-term debt                                                            -       1,813,139
   Preferred stock of subsidiaries                                     525,000         525,000
                                                               ---------------  --------------

      Total non-current liabilities                                    525,000       2,338,139
                                                               ---------------  --------------

         Total Liabilities                                           6,599,664       4,132,330
                                                               ---------------  --------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share
      Authorized  100,000,000  shares,
      70,000 shares issued and outstanding at
      December 31, 2001 and 2000                                            70              70
   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 79,516,835 Shares at December 31, 2001
      and 69,836,835 shares at December 31, 2000                         7,952           6,984
   Additional paid-in capital                                        3,518,141       2,304,813
   Accumulated deficit                                              (9,875,827)     (5,370,678)
                                                               ---------------  --------------

     Total Stockholders' Deficit                                    (6,349,664)     (3,058,811)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Deficit                                   $       250,000  $    1,073,519
                                                               ===============  ==============

          The accompanying notes are an integral part of these financial statements.

                                  CBQ, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the Year
                                                    Ended December 31,
                                             -------------------------------
                                                  2001             2000
                                             --------------   --------------
Continuing operations:
Revenues                                     $            -   $            -

Expenses
  General and administrative                     (1,140,635)        (790,903)

Other Income (Expense)
  Interest expense                                 (777,347)        (234,633)
                                             --------------   --------------

     Net Loss from Continuing
        Operations                               (1,917,982)      (1,025,536)
                                             --------------   --------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations                       (1,509,847)      (3,091,816)

Loss on disposal of
   discontinued operations                       (1,077,320)        (143,008)
                                             --------------   --------------

     Net Income (loss) from
       discontinued operations                   (2,587,167)      (3,234,824)
                                             --------------   --------------

Net Income (Loss)                            $   (4,505,149)  $   (4,260,360)
                                             ==============   ==============

Weighted Average
Shares Outstanding                               75,525,122       66,696,163
                                             ==============   ==============

Loss per Common Share
     Continuing operations                   $       (0.03)   $       (0.01)
                                                              =       ======
     Discontinued operations                         (0.03)           (0.05)
                                             --------------   --------------

     Net (loss)                              $       (0.06)   $       (0.06)
                                             ==============   ==============




          The accompanying notes are an integral part of these financial statements.

                           CBQ, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                  Preferred Stock                           Additional
                                             Par        Common Stock         Paid-In      Retained
                                  Shares    Value     Shares   Par Value     Capital       Deficit
                                  -------  -------   ----------  --------  ------------ -------------

Balance at January 1, 2000         70,000  $    70   63,124,227  $  6,312  $    630,715 $  (1,110,318)

Stock Issued for Cash                   -        -      662,263        68       751,017             -

Stock Issued for Services               -        -      334,864        33       362,221             -

Stock Issued in Payment
  of Notes Payable                      -        -       52,235         5       110,995             -

Stock Issued in Connection with
   Exercise of Warrant                  -        -    1,363,359       136          (135)            -

Stock Issued for Redemption of
   Preferred Stock of Subsidiary        -        -    1,271,821       127       450,017             -

Stock Issued for 100% of
   Outstanding Shares of
   dpi Net Solutions, Inc.              -        -    3,067,199       307           (17)            -

Repurchase of Common Stock              -        -      (39,133)       (4)            -             -

Net Loss                                -        -            -         -             -    (4,260,360)
                                  -------  ------- ------------  --------  ------------ -------------

Balance at December 31, 2000       70,000  $    70   69,836,835  $  6,984  $  2,304,813 $  (5,370,678)
                                  =======  ======= ============  ========  ============ =============

                           CBQ, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

                                  Preferred Stock                           Additional
                                             Par        Common Stock         Paid-In      Retained
                                  Shares    Value     Shares   Par Value     Capital       Deficit
                                  -------  -------   ----------  ----------  ------------ -------------

Balance at January 1, 2001         70,000  $    70   69,836,835  $  6,984  $  2,304,813 $  (5,370,678)

Stock Issued for Cash                   -        -    2,105,000       210       214,790             -

Stock Issued for 100% of
   Outstanding Shares of
   Easy Soft International, Inc.        -        -    5,625,000       563       570,728             -

Stock Returned to Company               -        -   (6,750,000)     (675)            -             -

Stock Issued for Purchase of
  Assets from Socrates
   Technologies Corp.                   -        -    7,800,000       780       324,900             -

Stock Issued in Settlement
   of Disputed Charges                  -        -      900,000        90       102,910             -

Net Loss                                -        -            -         -             -    (4,505,149)
                                  -------  ------- ------------  --------  ------------ -------------

Balance at December 31, 2001       70,000  $    70   79,516,835  $  7,952  $  3,518,141 $  (9,875,827)
                                  =======  ======= ============  ========  ============ =============










             The accompanying notes are an integral part of these financial statements.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Year Ended
                                                           December 31,
                                                  -------------------------------
                                                       2001            2000
                                                  --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                              $    (1,917,982)$    (1,025,536)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Decrease (increase) in other current assets               -          (1,500)
      Increase (decrease) in accounts payable             415,030         277,420
      Increase (decrease) in accrued expenses             516,866        (174,132)
                                                  --------------- ---------------
  Net Cash Used in continuing operations                 (986,086)       (923,748)
                                                  --------------- ---------------

Cash flows from discontinued operations                   545,613      (1,908,781)
                                                  --------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by (used) investing activities                -               -
                                                  --------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Repayments) borrowings on line of credit                (735,000)        205,191
Other increase (decrease) in long-term debt               959,413         (96,782)
Net increase in amounts due to stockholders                     -       1,573,032
Common stock issued in exercise of warrant                      -               1
Repurchase of common stock                                      -              (4)
Common stock issued as compensation                             -         362,254
Common stock issued for cash                              215,000         751,085
                                                  --------------- ---------------
Net Cash Provided by
  Financing Activities                                    439,413       2,794,777
                                                  --------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                (1,060)        (37,752)
Cash and Cash Equivalents
  at Beginning of Period                                    1,060          38,812
                                                  --------------- ---------------
Cash and Cash Equivalents
  at End of Period                                $             - $         1,060
                                                  =============== ===============

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $       223,404 $       287,215
  Franchise and income taxes                   $             - $             -

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













             The accompanying notes are an integral part of these financial statements.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

        The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

        Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $4,505,000 for the year ended December 31, 2001 and losses of approximately $4,260,000 for the year ended December 31, 2000, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

        The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration and profitable operations from its software development outsourcing, web development, custom software development, network systems integration and management.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

        This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

        The consolidated financial statements for the three months ended December 31, 2001 and 2000 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. ("CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One"). Two subsidiaries of Quantum Group, Quantum Technology Distribution, Inc. ("Quantum Distribution") and dpi Net Solutions, Inc. ("DPI"), are included in the consolidated financial statements from November 15, 1999 and April 1, 2000, their respective dates of acquisition by Quantum Group.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

        The Company has a net operating loss for income taxes. Due to the regulatory limitations in utilizing the loss, it is uncertain whether the Company will be able to realize a benefit from these losses. Therefore, a deferred tax asset has not been recorded. There are no significant tax differences requiring deferral.

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                  Income           Shares         Per-Share
                                                (Numerator)     (Denominator)       Amount
                                              ---------------  ---------------  --------------

                                                    For the Year Ended December 31, 2001
                                              ------------------------------------------------
Basic Loss per Share
   Continuing operations                      $    (1,917,982)      75,525,122  $       (0.03)
   Discontinued operations                         (2,587,167)      75,525,122          (0.03)
                                              ---------------  ---------------  --------------
Income to common shareholders                 $    (4,505,149)      75,525,122  $       (0.06)
                                              ===============  ===============  ==============

                                                    For the Year Ended December 31, 2000
                                              ------------------------------------------------
Basic Loss per Share
   Continuing operations                      $    (1,025,536)      66,696,163  $       (0.01)
                                                                                =       ======
   Discontinued operations                         (3,234,824)      66,696,163          (0.05)
                                              ---------------  ---------------  --------------
Loss to common shareholders                   $    (4,260,360)      66,696,163  $       (0.06)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered. There are no commons stock equivalents outstanding at December 31, 2001.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

        Certain reclassifications have been made in the December 31, 2000 financial statements to conform with the December 31, 2001 presentation.

NOTE 3 - ACQUISITIONS

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)
NOTE 2 - ACQUISITIONS Continued

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

NOTE 4 - INVESTMENTS

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 6 - LINE OF CREDIT

        Quantum Group has an outstanding balance of $577,157 under its line of credit payable to a bank at December 31, 2001 with interest at the bank's prime rate or LIBOR plus 2.5% which expired on April 1, 2001. The line of credit is collateralized by substantially all of the company's assets, and is personally guaranteed by certain of the company's officers and stockholders.

        The line of credit agreement with the bank contains various covenants pertaining to maintenance of certain debt coverage and leverage ratios. In addition, the agreement restricted entrance into any merger or acquisition agreement without prior written consent of the bank. At December 31, 2001 the company was not in compliance with the covenants. Under the terms of the agreement, the bank may call the loan if the company is in violation of any restrictive covenant.

NOTE 7 - DUE TO SHAREHOLDERS

        Due to shareholders at December 31, 2001 and December 31, 2000 consists of the following:

                                                       December 31,    December 31,
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
                                                      =============== ==============

NOTE 8 - LEASES

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 9 - STOCK OPTIONS

        The options have a five-year life and are currently exercisable. The following summarizes stock option activity during the year ended December 31, 2001 and 2000:

                                    Nine Months Ended           Year Ended December 31,
                                    December 31, 2001                     2000
                              -----------------------------  ------------------------------
                                                Exercise                        Exercise
                                 Shares       Price/Share        Shares       Price/Share
                              -------------  --------------  --------------  --------------
Options outstanding,
  Beginning of period:            7,715,708        -              5,545,471        -
Options granted                   8,625,000   $0.25-$2.125        3,050,000   $1.00-$2.125
Options exercised                         -        -               (662,263)     $2.125
Options canceled                (16,340,708)  $0.25-$2.125         (217,500)     $2.125
                              -------------                  --------------
   Options outstanding,
         End of period:                   -        -              7,715,708   $1.00-$2.125
                              =============                  ==============

All options have expired at December 31, 2001.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)
NOTE 12 - LONG-TERM DEBT

Long-term debt at December 31, 2001 and December 31, 2000 consists of the following:

                                                       December 31,    December 31,
                                                           2001            2000
                                                      --------------- --------------
Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003      $       144,384 $      166,294

Capital lease  obligations,  at  interest  rates
  ranging  from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004                       -         34,753

Subordinated  debenture due in monthly  installments
  of 12% interest only until April 30, 2003;  13.5%
  beginning  May 1, 2003;  14% beginning May 1, 2004
  and continuing thereafter. Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006                          1,476,076      1,200,000

Subordinated  debenture due in monthly  installments
  of 12% interest only until December 31, 2001;  13%
  beginning  October 1, 2001;  14% beginning  October 1,
  2002 and continuing thereafter. Principal and any
  unpaid interest due at maturity date on October 1, 2005    500,000        500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only.
  Principal and any unpaid interest due at
  maturity date on March 1, 2004                              740,000              -
                                                      --------------- --------------

                                                            2,860,460      1,901,047

      Less amounts due within one year                      2,860,460         87,908
                                                      --------------- --------------

                                                      $             - $    1,813,139
                                                      =============== ==============

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (Continued)

NOTE 13 - CONTINGENCIES

        CBQ, Inc. had an agreement with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of December 31, 2001, the company is contingently liable in the amount of $935,275 relating to such receivables sold with recourse. In November, 2001 the funding source sued the Company, several of its subsidiaries and on officer of the Company in the Superior Court of New Jersey, Bergen County, Case No. BER-L-9684-01, alleging the sum of $935,275.25 was due from the defendants under the factoring arrangement. The Company and the remaining defendants have filed an answer and are vigorously defending the action. Management feels there is no merit to the claims.

        In September, 2001, a confession of judgement was entered against the Company and several of its subsidiaries by the Circuit Court in Annapolis, Maryland (Case No. C-2001-74735), in favor of Allegiance Capital Limited partnership. The confession was in the amount of $1,976,076.04, plus attorneys's fees of $296,411.41 and prejudgement interest in the amount of $802.75 per day after September 25, 2001, until the date of entry of final judgement. This suit was based on loans which Quantum had obtained prior to being acquired by the Company, all of which were guaranteed by the Company and its subsidiaries, as well as several individuals. The amount of the judgement has been included in the financial statements as part of the current portion of long-term debt and accrued expenses.

        On October 15, 2001, Anthony M. Sanders sued the Company and several of its former affiliates, in the United States District Court for the District of Maryland (Northern Division). The case number is MJG 01 CV 3062. Mr Sanders was a former officer, director and controlling shareholder of Quantum Technology who transferred his interest to the Company. The gravaman of Mr. Sanders' complaint is that the Company failed to redeem preferred shares in Quantum held by Mr. Sanders. Mr. Sanders is claiming breach of contract, negligent misrepresentation, intentional infliction of emotional distress and securities violations against the Company for this failure. Management feels there is no merit to Mr. Sanders' allegations as against the Company and that the complaint as filed is completely groundless. The Company has elected not to defend the case insofar as the Maryland court has no jurisdiction over this matter as it pertains to the Company and any judgement obtained by Mr. Sanders would be unenforceable against the Company.

NOTE 14 - DISCONTINUED OPERATIONS

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