Form 10QSB
period 2002-03-31
CBQ INC
filed 2002-05-20
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2002
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    ----------------
                    Commission file number                        0-28831
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

               655 15th Street NW, Ste 460, Washington, D.C. 20005
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                              (202) 659-2979 ext 11
               --------------------------------------------------
                            Issuer's telephone number


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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 15, 2002 Approximately 79,621,299 shares

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                    PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries



        We have reviewed the accompanying consolidated balance sheets of CBQ, Inc. and Subsidiaries as of March 31, 2002 and December 31, 2001 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                      /s/ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
May 15, 2002

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------
Assets:

Current assets:                                                $             -  $            -

Other non-current assets:
   Investments                                                         274,000         250,000
                                                               ---------------  --------------

         Total assets                                          $       274,000  $      250,000
                                                               ===============  ==============

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                 (Unaudited)
                                                                  March31,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------

Liabilities and Stockholders' Deficit:

Current liabilities:
   Line of credit payable                                      $       577,157  $      577,157
   Current portion of long-term debt                                 2,860,460       2,860,460
   Accounts payable, trade                                             692,451         692,451
   Accrued expenses                                                    626,104         517,356
   Due to related party                                                  1,215           1,215
   Due to shareholders                                                 139,000         115,000
   Net liabilities of discontinued operations                        1,311,025       1,311,025
                                                               ---------------  --------------

      Total current liabilities                                      6,207,412       6,074,664
                                                               ---------------  --------------

Non-current liabilities:
   Preferred stock of subsidiaries                                     525,000         525,000
                                                               ---------------  --------------

      Total non-current liabilities                                    525,000         525,000

         Total Liabilities                                           6,732,412       6,599,664
                                                               ---------------  --------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share
      Authorized  100,000,000  shares,
      70,000 shares issued and outstanding at
      March 31, 2002 and December 31, 2001                                  70              70

   Common Stock,  par value  $.0001  per share
      Authorized  500,000,000  shares,
      Issued 79,516,835 Shares at March 31, 2002
      and December 31, 2001                                              7,952           7,952
   Additional paid-in capital                                        3,518,141       3,518,141
   Accumulated deficit                                              (9,984,575)     (9,875,827)
                                                               ---------------  --------------

     Total Stockholders' Deficit                                    (6,458,412)     (6,349,664)
                                                               ---------------  --------------

     Total Liabilities and
       Stockholders' Deficit                                   $       274,000  $      250,000
                                                               ===============  ==============

                       See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               (Unaudited)
                                                        For the three months ended
                                                                March 31,
                                                     --------------------------------
                                                          2002              2001
                                                     --------------    --------------

Continuing operations:

   Revenues                                          $            -    $            -

  Costs and expenses:
      General and administrative                             36,500            56,107
      Interest                                               72,248                 -
                                                     --------------    --------------

         Net income (loss) from continuing operations      (108,748)          (56,107)

Discontinued operations:

   Income (Loss) from operations of
      discontinued operations                                     -           (23,002)

   Loss on disposal of
      discontinued operations                                     -                 -
                                                     --------------    --------------

    Net Income (loss) from
      discontinued operations                                     -           (23,002)
                                                     --------------    --------------

     Net Income (Loss)                               $     (108,748)   $      (79,109)
                                                     ==============    ==============

Basic & Diluted loss per share                       $            -    $            -
                                                     ==============    ==============









                       See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                 For the three months ended
                                                          March 31,
                                               -------------------------------
                                                    2002            2001
                                               --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                           $      (108,748)$       (56,107)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Increase (decrease) in accounts payable                -        (213,826)
      Increase (decrease) in accrued expenses          108,748               -
                                               --------------- ---------------
  Net Cash Used in continuing operations                     -        (269,933)
                                               --------------- ---------------

Cash flows from discontinued operations                      -          73,772
                                               --------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in deposits                                   (24,000)              -
                                               --------------- ---------------
Net cash provided by (used) investing activities       (24,000)              -
                                               --------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Other decreases in long-term debt                            -         (15,432)
Increase in payable to shareholder                      24,000
Common stock issued for cash                                 -         215,000
Common stock issued for services                             -
                                               --------------- ---------------
Net Cash Provided by
  Financing Activities                                  24,000         199,568
                                               --------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -           3,407
Cash and Cash Equivalents
  at Beginning of Period                                     -               -
                                               --------------- ---------------
Cash and Cash Equivalents
  at End of Period                             $             - $         3,407
                                               =============== ===============

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $            -  $        37,418
  Franchise and income taxes                   $            -  $             -

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------------------

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

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                  Income           Shares         Per-Share
                                                (Numerator)     (Denominator)       Amount
                                              ---------------  ---------------  --------------

                                                 For the three months ended March 31, 2002
                                              ------------------------------------------------
Basic Loss per Share
   Continuing operations                      $      (108,748)      79,516,835  $            -
   Discontinued operations                                  -       79,516,835               -
                                              ---------------  ---------------  --------------
Income to common shareholders                 $      (108,748)      79,516,835  $            -
                                              ===============  ===============  ==============

                                                 For the three months ended March 31, 2001
                                              ------------------------------------------------
Basic Loss per Share
   Continuing operations                      $       (56,107)      72,287,946  $            -
   Discontinued operations                            (23,002)      72,287,946               -
                                              ---------------  ---------------  --------------
Loss to common shareholders                   $       (79,109)      72,287,946  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for March 31, 2002 and 2001 and are thus not considered.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------------------

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

        Certain reclassifications have been made in the March 31, 2001 financial statements to conform with the March 31, 2002 presentation.

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

        On April 9, 1999, the Company merged with Priority One in a tax-free exchange. All of the outstanding shares of Priority One were exchanged for 900,000 restricted common shares of the

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 3 - ACQUISITIONS (continued)

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

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

NOTE 7 - DUE TO SHAREHOLDERS

        Due to shareholders at March 31, 2002 and December 31, 2001 consists of the following:

                                                         March 31,     December 31,
                                                           2002            2001
                                                      --------------- --------------

Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt.                      $        50,000 $       50,000

Advances, unsecured, non-interest bearing,
due on demand                                                  89,000         65,000
                                                      --------------- --------------

                                                      $       139,000 $      115,000
                                                      =============== ==============

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)
NOTE 8 - LONG-TERM DEBT

Long-term debt at March 31, 2002 and December 31, 2001 consists of the following:

                                                         March 31,     December 31,
                                                           2002            2000
                                                      --------------- --------------

Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003      $       144,384 $      144,384

Capital lease  obligations,  at  interest  rates
  ranging  from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004                       -              -

Subordinated  debenture due in monthly  installments
  of 12% interest only until April 30, 2003; 13.5%
  beginning May 1, 2003; 14% beginning May 1, 2004
  and continuing thereafter.  Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006                          1,476,076      1,476,076

Subordinated  debenture due in monthly  installments
  of 12% interest only until December 31, 2001;
  13% beginning  October 1, 2001;  14% beginning
  October 1, 2002 and continuing thereafter.
  Principal and any unpaid interest due at
  maturity date on October 1, 2005                            500,000        500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only.
  Principal and any unpaid interest due at
  maturity date on March 1, 2004                              740,000        740,000
                                                      --------------- --------------

                                                            2,860,460      2,860,460

      Less amounts due within one year                      2,860,460      2,860,460
                                                      --------------- --------------

                                                      $             - $            -
                                                      =============== ==============

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 9 - LEASES

        As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 10 - PREFERRED STOCK

        The Company has the option to call the preferred stock as follows:

42,000 shares at the greater of $11.905 per share or the traded market value of the preferred stock on or before October 23, 2001

70,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

NOTE 11 - CONTINGENCIES

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 11 - CONTINGENCIES (continued)

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

        Our management believes these actions had a beneficial effect on our financial position. Some of the transactions described below occurred, or are anticipated to occur, after March 31, 2002, the closing date of the period covered by this report. We have included descriptions of these matters in this report to provide a more balanced description of our operations, business and prospects on a going-forward basis.

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


Results of Operations

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

Capital Resources and Liquidity

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

Director's   Name            Age               Office                    Term Expires
Bart S. Fisher               59      Chairman of the Board            next annual meeting
                                     of Directors
John M. Albertine            58      President, Chief Executive       next annual meeting
                                     Officer
Howard Ullman III            42               Director                next annual meeting
Xu Ying                      36               Director                next annual meeting

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

        Dr. Bart S. Fisher is the Chairman of the Board of Directors since January 14, 2000. He is currently Of Counsel to Bryan Cave LLP, and Senior Advisor, Plexus Consulting Group. Previously, he practiced law with Porter, Wright, Morris & Arthur, and with Patton, Boggs, and with Arent Fox Kintner Plotkin & Kahn, all based in Washington, D.C. While at Patton Boggs he was on the Management Committee and Chair of the International Trade Practice Group.

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

        Dr. John M. Albertine has been the President and Chief Executive Officer since April 23, 2002. For the past ten years Dr. Albertine has been the Chairman of Albertine Enterprises, Inc. a business consulting concern.

        Dr. Albertine served as Vice Chairman of Fruit of the Loom Company from 1986 to 1990, and was formerly President of the American Business Conference and Executive Director of the Congressional Joint Economic Committee under Chairman Lloyd Bentsen (D.-Tex.). Dr. Albertine also headed a presidential committee on aviation safety under President Reagan and holds a Ph.D. in economics from the University of Virginia.

        Dr. Albertine has served on 17 corporate boards, including several New York Stock Exchange companies such as Thermo Electron Corporation, American Precision Industries, Inc., and BBN, Inc.

        Dr. Albertine is currently a director of an American Stock Exchange company, Kadant, Inc., Intermagnetics General, A NASDAQ- listed company, Highstreet Capital Management, LLC, a financial management partnership, and the New York Stock Exchange company, Semco Energy, Inc.

        Paul F. Naughton has been Senior Vice President and Chief Financials Officer of the Company since April 24, 2002. For the past six years Mr. Naughton has been a partner in Thompson & Naughton a financial advisory concern.

        Mr. Naughton served as President, Chief Operating Officer and Director of Potomac Capital Investment Corporation from 1991 through 1996. He also served from 1986 until 1991 as Senior Vice President and Chief Financial Officer. Potomac Capital is a subsidiary of Potomac Electric Power Company in Washington, D.C.

        Mr. Naughton served as Senior Vice President, Finance, Chief Financial Officer and Treasurer of Primark Corporation from 1980 through 1986. He also served as the President, Chief Executive Officer, and Director of Westmark Savings Bank, a wholly owned subsidiary of Primark.

        Mr. Naughton served as Treasurer of American Natural Resources from 1973 through 1978, and holds an MBA in Finance from St. Johns University.

        Howard Ullman III has been a director of the Company since February 2002. He is currently President of Sourcelink Solutions, Inc. Mr. Ullman graduated from Tulane University with a BA in economics.

        In 1984 Mr. Ullman joint ventured the building of a injection molding magnet factory in China. At the same time he opened Fason Souvenirs and Novelties, a US distribution company for the magnets.

        In 1996 Mr. Ullman founded Magnet World Ltd., headquartered in Hong Kong and in 1997 founded China Direct Trading Company which was an add on of product lines to Magnet World's customer base. In 1998 Mr. Ullman founded a partnership in a retail magnet kiosk operation at Universal Studios, called Magnut Hut.

        In 2001 Mr. Ullman was elected on the board of the Florida China Chamber of Commerce.

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

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May, 2002.

CBQ, Inc.


/s/
John M. Albertine
Chief Executive Officer



/s/
Paul F. Naughton
Chief Financial Officer