Form 10QSB
period 2002-06-30
CBQ INC
filed 2002-08-19
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2002
                                            ------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                           -----------------    ----------------
                    Commission file number                0-28831
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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 14, 2002 Approximately 79,621,299 shares

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries

        We have reviewed the accompanying consolidated balance sheets of CBQ, Inc. and Subsidiaries as of June 30, 2002 and December 31, 2001 and the related consolidated statements of operations for the three and six months and cash flows for the six month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted

                                                      /s/ Robison, Hill & Co.
                                                   -----------------------------
                                                   Certified Public Accountants

Salt Lake City, Utah
August 17, 2002

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                  June 30,       December 31,
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
                                                               ===============  ==============

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                         (Unaudited)
                                                                  June 30,       December 31,
                                                                    2002             2001
                                                               ---------------  --------------

Liabilities and Stockholders' Deficit:
Current liabilities:
   Line of credit payable                                      $       577,157  $      577,157
   Current portion of long-term debt                                 2,860,460       2,860,460
   Accounts payable, trade                                             692,451         692,451
   Accrued expenses                                                    769,852         517,356
   Due to related party                                                  1,215           1,215
   Due to shareholders                                                 139,000         115,000
   Net liabilities of discontinued operations                        1,311,025       1,311,025
                                                               ---------------  --------------

      Total current liabilities                                      6,351,160       6,074,664
                                                               ---------------  --------------

Non-current liabilities:
   Preferred stock of subsidiaries                                     525,000         525,000
                                                               ---------------  --------------

      Total non-current liabilities                                    525,000         525,000

         Total Liabilities                                           6,876,160       6,599,664
                                                               ---------------  --------------

Stockholders' Deficit:
   Preferred Stock, par value $.001 per share
      Authorized  100,000,000  shares,
      70,000 shares issued and outstanding at
      March 31, 2002 and December 31, 2001                                  70              70

   Common Stock,  par value  $.0001  per share
      Authorized  500,000,000  shares,
      Issued 79,516,835 Shares at June 30, 2002
      and December 31, 2001                                              7,952           7,952
   Additional paid-in capital                                        3,518,141       3,518,141
   Accumulated deficit                                             (10,128,323)     (9,875,827)
                                                               ---------------  --------------

     Total Stockholders' Deficit                                    (6,602,160)     (6,349,664)
                                                               ---------------  --------------

     Total Liabilities and

       Stockholders' Deficit                                   $       274,000  $      250,000
                                                               ===============  ==============

                       See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the Three Months            For the Six Months
                                        Ended June 30,                 Ended June 30,
                                 ----------------------------- -------------------------------
                                      2002           2001           2002             2001
                                 -------------- -------------- ---------------  --------------
Continuing operations:

Revenues                         $            - $            - $             -  $            -

  Costs and expenses:
  General and administrative             35,000        296,011          71,500         352,118
  Interest expense                      108,748        100,524         180,996         189,437
                                 -------------- -------------- ---------------  --------------

     Net Loss from Continuing

        Operations                     (143,748)      (396,535)       (252,496)       (541,555)
                                 -------------- -------------- ---------------  --------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations                    -       (345,822)              -        (279,910)

Loss on disposal of
   discontinued operations                    -              -               -               -
                                 -------------- -------------- ---------------  --------------

     Net Income (loss) from

       discontinued operations                -       (345,822)              -        (279,910)
                                 -------------- -------------- ---------------  --------------

Net Income (Loss)                $     (143,748)$     (742,357)$      (252,496) $     (821,465)
                                 ============== ============== ===============  ==============

Weighted Average

Shares Outstanding                   79,516,835     78,726,725      79,516,835      75,525,122
                                 ============== ============== ===============  ==============

Loss per Common Share            $            - $        (0.01)$             -  $        (0.01)
                                 ============== ============== ===============  ==============










                       See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (Unaudited)
                                                  For the six months ended
                                                          June 30,
                                               -------------------------------
                                                    2002            2001
                                               --------------- ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                           $      (252,496)$      (821,465)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Increase (decrease) in accounts payable                -        (157,719)
      Increase (decrease) in accrued expenses          252,496         277,429
                                               --------------- ---------------
  Net Cash Used in continuing operations                     -        (701,755)
                                               --------------- ---------------

Cash flows from discontinued operations                      -         524,362
                                               --------------- ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in deposits                                   (24,000)              -
                                               --------------- ---------------
Net cash provided by (used) investing activities       (24,000)              -
                                               --------------- ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Other decreases in long-term debt                            -         (12,045)
Repayment of notes payable to shareholder                    -         (25,562)
Increase in payable to shareholder                      24,000
Common stock issued for cash                                 -         215,000
                                               --------------- ---------------
Net Cash Provided by

  Financing Activities                                  24,000         177,393
                                               --------------- ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                  -               -
                                               --------------- ---------------
Cash and Cash Equivalents
  at Beginning of Period                                     -               -
                                               --------------- ---------------
Cash and Cash Equivalents
  at End of Period                             $             - $             -
                                               =============== ===============

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $             - $        63,675
  Franchise and income taxes                   $             - $             -

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of June 30, 2002 and for the three month and six month periods ended June 30, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------
                                   (Continued)

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------------------

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                  Income           Shares         Per-Share
                                                (Numerator)     (Denominator)       Amount
                                              ---------------  ---------------  --------------
                                                  For the Three Months Ended June 30, 2002
                                              ------------------------------------------------
BASIC INCOME PER SHARE

Income to common shareholders                 $      (143,748)      79,516,835  $            -
                                              ===============  ===============  ==============

                                                  For the Three Months Ended June 30, 2001
                                              ------------------------------------------------
BASIC LOSS PER SHARE

Loss to common shareholders                   $      (742,357)      78,726,725  $       (0.01)
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2002
                                              -----------------===============--==============
BASIC INCOME PER SHARE

Income to common shareholders                 $      (252,496)      79,516,835  $            -
                                              ===============  ===============  ==============

                                                   For the Six Months Ended June 30, 2001
                                              ------------------------------------------------
BASIC LOSS PER SHARE

Loss to common shareholders                   $      (821,465)      75,525,122  $       (0.01)
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for June 30, 2002 and 2001 and are thus not considered.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------
                                   (Continued)

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

        On April 1, 2000 Quantum Group, prior to its merger with the Company, acquired all of the outstanding shares of DPI for $200,000 in cash, 290,000 shares of Quantum Group's Series A

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------
                                   (Continued)

NOTE 3 - ACQUISITIONS Continued

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

NOTE 5 - LINE OF CREDIT

        Quantum Group has an outstanding balance of $577,157 under its line of credit payable to a bank at June 30, 2002 with interest at the bank's prime rate or LIBOR plus 2.5% which expired on April 1, 2001. The line of credit is collateralized by substantially all of the company's assets, and is personally guaranteed by certain of the company's officers and stockholders.

        The line of credit agreement with the bank contains various covenants pertaining to maintenance of certain debt coverage and leverage ratios. In addition, the agreement restricted entrance into any merger or acquisition agreement without prior written consent of the bank. At June 30, 2002 the company was not in compliance with the covenants. Under the terms of the agreement, the bank may call the loan if the company is in violation of any restrictive covenant.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------
                                   (Continued)

NOTE 6 - DUE TO SHAREHOLDERS

        Due to shareholders at June 30, 2002 and December 31, 2001 consists of the following:

                                                         June 30,      December 31,
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

NOTE 7 - PREFERRED STOCK OF SUBSIDIARY

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

NOTE 8 - LEASES

        As of June 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 9 - PREFERRED STOCK

        The Company has the option to call the preferred stock as follows:

42,000 shares at the greater of $11.905 per share or the traded market value of the preferred stock on or before October 23, 2001

70,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------
                                   (Continued)

NOTE 10 - LONG-TERM DEBT

Long-term debt at June 30, 2002 and December 31, 2001 consists of the following:

                                                         June 30,      December 31,
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
                                                      =============== ==============

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
            ---------------------------------------------------------
                                   (Continued)

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

NOTE 12 - DISCONTINUED OPERATIONS

     The Company closed its operations including CBQ Networkland, Inc., CBQ Technet Computer Services, Inc., and Quantum Group and its subsidiaries. The Company is attempting to negotiate settlement of liabilities and will likely abandon any remaining assets.

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

        Our management believes these actions had a beneficial effect on our financial position. Some of the transactions described below occurred, or are anticipated to occur, after June 30, 2002, the closing date of the period covered by this report. We have included descriptions of these matters in this report to provide a more balanced description of our operations, business and prospects on a going-forward basis.

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

        RESULTS OF OPERATIONS - The Company, had no operations during 2001 and to the date of this report, other than its search for a business opportunity. During 2001 and 2000 the Company attempted to provide retail software, computer services and products that has since proved uneconomical and has been abandoned. Accordingly, comparisons with prior periods are not meaningful.

CAPITAL RESOURCES AND LIQUIDITY

               The Company, has not generated any cash flows from operating or investing activities since it closed its operations at CBQ Networkland, Inc., CBQ Technet Computer Services, Inc., and Quantum Group and its subsidiaries. Operating capital was primarily provided from the proceeds of equity financing, bank loans and receivables financing, the latter two of which the Company is presently no longer entitled to enjoy and is in litigation over. CBQI is presently seeking alternative sources of capital.

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

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None/Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following exhibits are included as part of this report:

Exhibit

Number    Title of Document

99.1 Certification Pursuant to 18 U.S.C. SS 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. SS 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2002.

CBQ, Inc.



/s/ John M. Albertine
Chief Executive Officer


/s/ Paul F. Naughton
Chief Financial Officer