Form 10QSB
period 2002-09-30
CBQ INC
filed 2002-11-14
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 2002
                                            ------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    -----------------
                    Commission file number              0-28831
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

                      48 S.W. Street, Dania Beach, FL 33004
                      -------------------------------------
                    (Address of principal executive offices)

                                 (954) 450-2888
                   -------------------------------------------
                            Issuer's telephone number

               655 15th Street NW, Ste 460, Washington, D.C. 20005
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 11, 2002 Approximately 79,621,299 shares

Transitional Small Business Disclosure Format (check one).  Yes      ;  No   X
                                                                ----       -----


                                     PART I

Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheets of CBQ, Inc. and Subsidiaries as of September 30, 2002 and December 31, 2001 and the related consolidated statements of operations for the three and nine months and cash flows for the nine month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

                             Respectfully submitted



                             /s/ Robison, Hill & Co.
                   -------------------------------------------
                          Certified Public Accountants

Salt Lake City, Utah
November 11, 2002

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Assets:

Current assets:                                                              $               -    $              -

Other non-current assets:
   Investments                                                                          274,000             250,000
                                                                             ------------------  ------------------

         Total assets                                                        $          274,000  $          250,000
                                                                             ==================  ==================


                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                          (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

Liabilities and Stockholders' Deficit:
Current liabilities:
   Line of credit payable                                                    $          577,157  $          577,157
   Current portion of long-term debt                                                  2,860,460           2,860,460
   Accounts payable, trade                                                              693,651             692,451
   Accrued expenses                                                                     330,600             517,356
   Due to related party                                                                   1,215               1,215
   Due to shareholders                                                                  139,000             115,000
   Net liabilities of discontinued operations                                         1,311,025           1,311,025
                                                                             ------------------  ------------------

      Total current liabilities                                                       5,913,108           6,074,664
                                                                             ------------------  ------------------

Non-current liabilities:
   Preferred stock of subsidiaries                                                      525,000             525,000
                                                                             ------------------  ------------------

      Total non-current liabilities                                                     525,000             525,000

         Total Liabilities                                                            6,438,108           6,599,664
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock, par value $.001 per share
      Authorized 100,000,000 shares,
      70,000 shares issued and outstanding at
      September 30, 2002 and December 31, 2001                                               70                  70

   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 79,516,835 Shares at September 30, 2002
      and December 31, 2001                                                               7,952               7,952
   Additional paid-in capital                                                         3,518,141           3,518,141
   Accumulated deficit                                                              (10,238,271)         (9,875,827)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                     (6,712,108)         (6,349,664)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $         (274,000) $          250,000
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Three Months                   For the Nine Months
                                                Ended September 30,                             Ended September 30,
                                        -----------------------------------  --------------------------------------
                                               2002              2001               2002                2001
                                        ------------------ ----------------  ------------------  ------------------
Continuing operations:

Revenues                                $                - $             -      $             -  $                -

  Costs and expenses:
  General and administrative                         1,200          155,334              72,700             317,009
  Interest expense                                 108,748           31,958             289,744             223,405
                                        ------------------ ----------------  ------------------  ------------------

     Net Loss from Continuing
        Operations                                (109,948)        (187,292)           (362,444)           (540,414)
                                        ------------------ ----------------  ------------------  ------------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations                               -         (250,541)                  -            (718,884)

Loss on disposal of
   discontinued operations                               -                -                   -                   -
                                        ------------------ ----------------  ------------------  ------------------

     Net Income (loss) from
       discontinued operations                           -         (250,541)                  -            (718,884)
                                        ------------------ ----------------  ------------------  ------------------

Net Income (Loss)                       $         (109,948)$       (437,833) $         (362,444) $       (1,259,298)
                                        ================== ================  ==================  ==================

Weighted Average
Shares Outstanding                              79,516,835       78,726,725          79,516,835          75,525,122
                                        ================== ================  ==================  ==================

Loss per Common Share                   $                - $         (0.01)  $                -   $          (0.02)
                                        ================== ================  ==================  ==================











                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       (Unaudited)
                                                                For the Nine months ended
                                                                      September 30,
                                                          -------------------------------------
                                                                2002                2001
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                      $        (362,444) $         (540,414)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Increase (decrease) in accounts payable                         1,200              16,849
      Increase (decrease) in accrued expenses                       361,244             238,999
                                                          -----------------  ------------------
  Net Cash Used in continuing operations                                  -            (284,566)
                                                          -----------------  ------------------

Cash flows from discontinued operations                                   -          (1,028,836)
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of investment                                                 -            (250,000)
Increase in deposits                                                (24,000)                  -
                                                          -----------------  ------------------
Net cash provided by (used) investing activities                    (24,000)           (250,000)
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Borrowing on line of credit                                               -             577,157
Other increases in long-term debt                                         -             771,245
Increase in payable to shareholder                                   24,000                   -
Common stock issued for cash                                              -             215,000
                                                          -----------------  ------------------
Net Cash Provided by
  Financing Activities                                               24,000           1,563,402
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $              -    $               -
                                                          =================  ==================




                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $              -    $        223,404
  Franchise and income taxes                              $              -    $              -

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $362,000 for the nine months ended September 30, 2002 and losses of approximately $4,505,000 for the year ended December 31, 2001, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

Nature of Business

The Company has ceased all operations except to attempt to settle liabilities and to seek a new business opportunity. Currently, the Company has not determined which industry to pursue opportunities and will not do so until such time as those uncertainties presently facing the Company are resolved. The Company's previous lines of businesses included software development outsourcing, web development, custom software development, network systems integration and management.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

The unaudited financial statements as of September 30, 2002 and for the three month and nine month periods ended September 30, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Principles of Consolidation

The consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. ("CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One").

All significant intercompany balances and transactions have been eliminated.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------------------

Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------
                                                               For the Three Months Ended September 30, 2002
                                                        -----------------------------------------------------------
Basic Income per Share
Income to common shareholders                           $         (109,948)          79,516,835  $               -
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
                                                        -----------------------------------------------------------
Basic Loss per Share
Loss to common shareholders                             $         (437,833)          78,726,725  $           (0.01)
                                                        ==================  ===================  ==================

                                                                            ===================  ==================
                                                               For the Nine Months Ended September 30, 2002
                                                        --------------------===================--==================
Basic Income per Share
Income to common shareholders                           $         (362,444)          79,516,835  $                -
                                                        ==================  ===================  ==================

                                                               For the Nine Months Ended September 30, 2001
                                                        -----------------------------------------------------------
Basic Loss per Share
Loss to common shareholders                             $       (1,259,298)          75,525,122  $           (0.02)
                                                        ==================  ===================  ==================


The effect of outstanding common stock equivalents would be anti-dilutive for September 30, 2002 and 2001 and are thus not considered.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------------------

Reclassifications

Certain reclassifications have been made in the September 30, 2001 financial statements to conform with the September 30, 2002 presentation.

NOTE 3 - INVESTMENTS

On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares.

NOTE 4 - LINE OF CREDIT

Quantum Group has an outstanding balance of $577,157 under its line of credit payable to a bank at September 30, 2002 with interest at the bank's prime rate or LIBOR plus 2.5% which expired on April 1, 2001. The line of credit is collateralized by substantially all of the company's assets, and is personally guaranteed by certain of the company's officers and stockholders.

The line of credit agreement with the bank contains various covenants pertaining to maintenance of certain debt coverage and leverage ratios. In addition, the agreement restricted entrance into any merger or acquisition agreement without prior written consent of the bank. At September 30, 2002 the company was not in compliance with the covenants. Under the terms of the agreement, the bank may call the loan if the company is in violation of any restrictive covenant.

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

NOTE 6 - LEASES

As of September 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 7 - LONG-TERM DEBT

Long-term debt at September 30, 2002 and December 31, 2001 consists of the following:


                                                                    September 30,       December 31,
                                                                        2002                2000
                                                                 ------------------- ------------------

Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003                 $           144,384 $          144,384

Capital lease obligations, at interest rates
  ranging from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004                                      -                  -

Subordinated debenture due in monthly installments
  of 12% interest only until April 30, 2003; 13.5%
  beginning May 1, 2003; 14% beginning May 1, 2004
  and continuing thereafter.  Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006                                         1,476,076          1,476,076

Subordinated debenture due in monthly installments
  of 12% interest only until December 31, 2001;
  13% beginning October 1, 2001; 14% beginning
  October 1, 2002 and continuing thereafter.
  Principal and any unpaid interest due at
  maturity date on October 1, 2005                                           500,000            500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only.
  Principal and any unpaid interest due at
  maturity date on March 1, 2004                                             740,000            740,000
                                                                 ------------------- ------------------

                                                                           2,860,460          2,860,460

      Less amounts due within one year                                     2,860,460          2,860,460
                                                                 ------------------- ------------------

                                                                 $                 -  $               -
                                                                 =================== ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 8 - DUE TO SHAREHOLDERS

     Due to shareholders at September 30, 2002 and December 31, 2001 consists of the following:


                                                                    September 30,       December 31,
                                                                        2002                2001
                                                                 ------------------- ------------------

Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt.                                 $            50,000 $           50,000

Advances, unsecured, non-interest bearing,
due on demand                                                                 89,000             65,000
                                                                 ------------------- ------------------

                                                                 $           139,000 $          115,000
                                                                 =================== ==================


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

In September, 2001, a confession of judgement was entered against the Company and several of its subsidiaries by the Circuit Court in Annapolis, Maryland (Case No. C-2001-74735), in favor of

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
         ---------------------------------------------------------------
                                   (Continued)

NOTE 10 - CONTINGENCIES (continued)

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

NOTE 11 - DISCONTINUED OPERATIONS

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

Business of the Company and its Subsidiaries:

Beginning in late 2001 and continuing through early 2002, we entered into a series of transactions that we believed would result in our resuming business operations, although in a significantly different industry and manner than the traditional industries in which we had operated. Those transactions included the following:

o The Board of Directors decided to discontinue the retail portion of the business. The Company did not proceed with the development of any software business in Asia. Similarly the Company decided not to operate any retail business related to sale or and servicing of computer products. The Company began focusing on opportunities in the information technology industry. These latter efforts were not successful and, as a result, the Company was forced to cease all operations in the third quarter of 2002.

o In November, 2001, the Company entered into a relationship with an unaffiliated third party to assist it in dealing with the events which transpired during the latter half of 2001 and to assist in the development and implementation of a viable business plan for the Company. These efforts were not successful and, consequently, the Company ceased all operations in the third quarter of 2002.

o As of the date of this filing, the Company had filed answers to all law suits to which it had a defense; however, the Company no longer has any funds to further defend itself; therefore, the Company is uncertain of the ultimate outcome of the litigation pending against it. The Company has identified its debts, most of which are at the subsidiary level, and is in the process of negotiating a spun off to existing shareholders of these subsidiaries in return for stock. This will eliminate a large amount and number of debts; however, the majority in amount of debt is owed to a few large creditors, none of whom have indicated any willingness at present to work an accommodation for the satisfaction of this debt. The Company has worked an agreement to satisfy its obligations to its auditors and is now in the process of determining the appropriate structure in which to pursue subsequent business opportunities, although management seriously doubts the ability of the Company to pursue any business opportunities until such time as the capital and debt structures of the Company are adequately redefined and satisfied to attract an opportunity.

o The Company has not determined which industry to pursue opportunities and will not do so until such time as those uncertainties presently facing the Company are resolved.

All of the executive officers and directors of the Company and its subsidiaries have either resigned or been removed from office for failure to appear at meetings as of the date of this report, with the exception of Mr. Richard Gregory, who is now the sole executive officer and director of the Company.

Results of Operations

Plan of Operations - The Company was originally organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warranted, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desired to seek the perceived advantages of a publicly held corporation. This, again, is the purpose of the Company. If the Company is successful in the implementation of this plan, it is anticipated that the Company would incur significant acquisition costs and issue a significant number of shares.

The Company does not have sufficient funds to provide for any opportunity. If an opportunity is found, this would, in all likelihood, require the Company to either seek debt or equity financing from third parties. This would require the Company to give up a substantial portion of its capital. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any opportunity acquired.

Results of Operations - The Company, had no operations during 2001 and to the date of this report, other than its search for a business opportunity. During 2001 and 2000 the Company attempted to provide retail software, computer services and products that has since proved uneconomical and has been abandoned. Accordingly, comparisons with prior periods are not meaningful.

Capital Resources and Liquidity

The Company, has not generated any cash flows from operating or investing activities since it closed its operations at its subsidiaries. Operating capital was primarily provided from the proceeds of equity financing, bank loans and receivables financing, the latter two of which the Company is presently no longer entitled to enjoy and is in litigation over. The Company is presently seeking alternative sources of capital.

The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

     (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

     (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is presently a party to several law suits. The material law suits are:

Allegiance Capital: In September, 2001, a confession of judgement was entered against the Company and several of its subsidiaries by the Circuit Court in Annapolis, Maryland (Case No. C- 2001-74735), in favor of Allegiance Capital Limited Partnership. The confession was in the amount of $1,976,076.04, plus attorneys's fees of $296,411.41 and pre judgement interest in the amount of $802.75 per day after September 25, 2001, until the date of entry of final judgement. This suit was based on loans which Quantum, a subsidiary of the Company, had obtained prior to being acquired by the Company, all of which were guaranteed by the Company and its subsidiaries, as well as several individuals, including John Moran, Gino Manna, Raymond Kostkowski, Anne Sigman and J. Patrick Dowd. Pursuant to an Inter-Creditor Agreement between Suntrust Bank and Allegiance Capital, Allegiance Capital's claims are subordinate to such claims as Suntrust Bank may have against the Company.

Platinum Funding: In November, 2001, Platinum Funding Corp. (Platinum) sued the Company, several of its subsidiaries, and Mr. Bart Fisher in the Superior Court of New Jersey, Bergen County, Case No. BER-L-9684-01, alleging that the sum of $935,275.25 being due from the defendants under a factoring arrangement which Platinum claims to have existed. The Company and the remaining defendants have filed an answer and are vigorously defending the action. Management feels there is no merit to the claims.

Anthony M. Sanders: On October 15, 2001, Anthony M. Sanders sued the Company and several of its former affiliates, including Raymond Kostkowski, in the United States District Court for the District of Maryland (Northern Division). The case number is MJG 01 CV 3062. Mr. Sanders was a former officer, director and controlling shareholder of Quantum Technology who transferred his interest to the Company. The gravamen of Mr. Sanders' complaint is that the Company failed to redeem preferred shares in Quantum held by Mr. Sanders. Mr. Sanders is claiming breach of contract, negligent misrepresentation, intentional infliction of emotional distress and securities violations for this failure. Management feels there is no merit to Mr. Sanders' allegations and that the complaint as filed is completely groundless. The Company has elected not to defend the case insofar as the Maryland court has no jurisdiction over this matter and any judgement obtained by Mr. Sanders would be unenforceable against the Company.

Suntrust Bank line of credit and term note: Quantum had a $4 million line of credit with Suntrust, which was guaranteed by five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was established prior to the Company acquiring this subsidiary. Quantum used approximately$1.3 million of this line of credit in addition and also obtained a $200,000 term loan from Suntrust. Suntrust is attempting to collect the foregoing amounts, as well as interest, costs and attorneys' fees, from the individual guarantors. Suntrust has not sued the Company but has threatened to sue. It is the position of the Company that it does not owe the money to Suntrust.

ITEM 2.  CHANGES IN SECURITIES:  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:  None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS:
None/Not Applicable.

ITEM 5.  OTHER INFORMATION:  None/Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The  following exhibits are included as part of this report:

Exhibit Number   Title of Document



99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002. 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002. 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of November, 2002.

CBQ, Inc.

/s/ Richard Gregory
Richard Gregory, Chief Executive Officer
and Chief Financial Officer

November 11, 2002

I, Richard Gregory, certify that:

1.   I have reviewed this quarterly report on form 10-QSB of CBQ, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     C)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Richard Gregory
Richard Gregory
CEO
(Principal Executive Officer)

I, Richard Gregory, certify that:

1.   I have reviewed this quarterly report on form 10-QSB of CBQ, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     C)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard Gregory
Richard Gregory
CFO
(Principal Financial and Accounting Officer)