Form 10KSB
period 2002-12-31
CBQ INC
filed 2003-04-15
CIK 814926

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB



(MARK ONE)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       OR

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                        For the transition period from To


                         Commission file number 0-28831

                                    CBQ, INC.
                 (Name of small business issuer in its charter)

           Colorado                                              84-1047159
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

               12535 Orange Drive, Suite 163, Davie, Florida 33330 (Address of principal executive offices) (Zip code)

                 48 S.W. 16th Street, Dania Beach, Florida 33004
                        (Former name and former address)

Issuer's telephone number                      (202) 508-6042

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                         Common Stock, par value $.0001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $ 0

         As of March 28, 2003, there were 500,000,000 shares of the Registrant's common stock, par value $0.0001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant:
On March 28, 2003, the closing bid and asked prices for the shares of common stock of registrant, were $.001 and $.001, respectively. On that date affiliates held approximately 439,222,000 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was approximately $439,222.


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

         Transitional Small Business Disclosure Format (check one): Yes ; NO X

                                                     TABLE OF CONTENTS

Item Number and Caption                                                                                           Page

PART I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................8

Item 3.           Legal Proceedings...............................................................................8

Item 4.           Submission of Matters to a Vote of Security Holders.............................................9


PART II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................9

Item 6.           Management's Discussion and Analysis or Plan of Operations.....................................10

Item 7.           Financial Statements...........................................................................12

Item 8.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...........................................................................12

PART III

Item 9.                    Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................12

Item 10.          Executive Compensation.........................................................................14

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................14

Item 12.          Certain Relationships and Related Transactions.................................................14

Item 13.          Exhibits and Reports on Form 8-K...............................................................15

Item 14.          Controls and Procedures........................................................................16

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

o As of the date of this filing, the Company had filed answers to all law suits to which it had a defense; however, the Company no longer has any funds to further defend itself; therefore, the Company is uncertain of the ultimate outcome of the litigation pending against it. The Company has identified its debts, most of which are at the subsidiary level, and is in the process of negotiating a spin off to existing shareholders of these subsidiaries in return for stock. This will eliminate a large amount and number of debts; however, the majority in amount of debt is owed to a few large creditors, none of whom have indicated any willingness at present to work an accommodation for the satisfaction of this debt. The Company has worked an agreement to satisfy its obligations to its auditors and is now in the process of determining the appropriate structure in which to pursue subsequent business opportunities, although management seriously doubts the ability of the Company to pursue any business opportunities until such time as the capital and debt structures of the Company are adequately redefined and satisfied to attract an opportunity.

o The Company has not determined which industry to pursue opportunities and will not do so until such time as those uncertainties presently facing the Company are resolved.

All of the executive officers and directors of the Company and its subsidiaries have either resigned or been removed from office for failure to appear at meetings as of the date of this report, with the exception of Mr. Howard Ullman, who is now the sole executive officer and a director of the Company, and Susan Xu, who is a director of the Company.

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

SOURCELINK, INC. - On December 13, 2002, the Company acquired Sourcelink, Inc. in exchange for 716,589 shares of Preferred Stock. In the acquisition, the Company acquired a partially developed website. Because the website was not complete, the acquisition was recorded in the financial statements as research and development expense.

OPERATING LOSSES

         The Company has incurred net losses of approximately $1,779,000 and $4,505,000 for the fiscal years ended December 31, 2002 and 2001, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

         The Company generated no revenues during 2002 and 2001. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

THE VOLATILITY OF OUR STOCK PRICE

         Our quarterly operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

o        General economic conditions.

EMPLOYEES

         As of March 28, 2003, the Company had no employees.


                         ITEM 2 DESCRIPTION OF PROPERTY


         The Company, as of the date of this report, owned no real or personal property, tangible or intangible. The executive offices of the Company are being provided by its sole executive officer on a month-to-month basis. These offices are located at 12535 Orange Drive, Suite 613, Davie, Florida 33330.


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

         PLATINUM FUNDING: In November, 2001, Platinum Funding Corp. (Platinum) sued CBQI, several of its subsidiaries, and Mr. Bart Fisher in the Superior Court of New Jersey, Bergen County, Case No. BER-L-9684-01, alleging that the sum of $935,275.25 was due from the defendants under a factoring arrangement which Platinum claims to have existed. On April 9, 2003, this litigation was settled, with the Company agreeing to pay $300,000 to settle the claim. This settlement was recorded in the financial statements as part of the net liabilities of discontinued operations and as a loss on disposal of discontinued operations.

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


         There were no meetings of security holders during 2002 and to the date of this report; furthermore, no such meetings are contemplated at any time in the near future. There were no matters which have transpired to the date of this filing which require shareholder approval.

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


                 2001:                              High                 Low
First Quarter                                    $      0.03      $         0.18
Second Quarter                                          0.49                0.18
Third Quarter                                           0.30                0.06
Fourth Quarter                                          0.10                0.02

                 2002:
First Quarter                                    $     0.030         $     0.006
Second Quarter                                         0.030               0.008
Third Quarter                                          0.012               0.005
Fourth Quarter                                         0.008               0.001

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of March 28, 2003 was approximately 475.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 13, 2002, the Company issued 716,589 shares of Preferred Stock for research and development expenses. These Preferred Shares are convertible to Common Shares on a 1:1000 basis. After the Preferred Shares were issued, 477,729 were converted to 477,729,000 Common Shares.


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

         RESULTS OF OPERATIONS - The Company had no operations during 2002 and to the date of this report, other than its search for a business opportunity. During 2001 and 2000 the Company attempted to provide retail software, computer services and products that has since proved uneconomical and has been abandoned. Accordingly, comparisons with prior periods are not meaningful.

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

DIRECTOR'S   NAME                  AGE                    OFFICE                           TERM EXPIRES
Howard Ullman                      43             President and Director                next annual meeting
Susan Xu                           37                    Director                       next annual meeting

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

         HOWARD ULLMAN is the President and a director. He has spent the last sixteen years in the souvenir, gift and promotional market with China. He founded, operated and successfully sold (1) Magnet World, an overseas manufacturer of magnets in 1984; (2) Fason, an importer of magnets in 1996; and
(3) Magnet Hut, a magnet retailer, in 2000. During 1984, Mr. Ullman moved American magnet technology to China to establish a successful joint venture manufacturing company in the Ghangzhou province of China that has sold more than 200 million magnets to more than 400 large volume buyers in over 75 countries. In 1997, he launched China Direct Trading Company to leverage his Far East supplier network and to broaden his product line into thousands of customized gift items ranging from mugs, key chains, and glassware to hats and lapel pins. Mr. Ullman has owned and operated companies on every level of the supply chain in these industries. Mr. Ullman will provide the expertise required to turn CBQ, Inc. into a world class China trading company in many different lines of importation. Mr. Ullman earned his Bachelor's degree in Economics from Tulane University in 1982.

         SUSAN XU has been a director of the Company since January 14, 2000. She graduated in 1983 with Bachelors degree in from Yan Jing Overseas Chinese University. She is currently the general manager of Asia-European Bridge Corporation, Ltd. This firm specializes in international business transactions primarily in the high technology sector. Ms. Xu also provides consulting to foreign businesses seeking to do business in the Chinese market.

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


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 500,000,000 shares of issued and outstanding Common Stock of the Company as of March 28, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

NAME OF BENEFICIAL OWNERS /                      NATURE OF                SHARES
DIRECTORS                                        OWNERSHIP                OWNED               PERCENT
------------------------------------------------------------------------------------------------------------

Howard Ullman                                    common stock          200,359,000            40.07%
Margaret Fisher                                  common stock          238,863,000            47.77%
                                                                            -                    -
All Executive Officers
and Directors as a Group
(1 persons)                                      common stock          200,359,000            40.07%


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         CONFLICTS OF INTEREST

         Certain conflicts of interest existed at December 31, 2002 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

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

         Under Rule 405 promulgated under the Securities Act of 1933, Mr. Ullman may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1.       FINANCIAL STATEMENTS                                                                                  PAGE

Report of Robison, Hill & Co., Independent Certified Public Accountants.........................................F-1

Consolidated Balance Sheets as of December 31, 2002, and 2001...................................................F-2

Consolidated Statements of Operations for the years ended
     December 31, 2002, and 2001................................................................................F-4

Consolidated Statement of Stockholders' Equity
     For the years ended December 31, 2002 and 2001.............................................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, and 2001................................................................................F-7

Notes to Consolidated Financial Statements......................................................................F-9

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


                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

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

                                    CBQ, INC.

Dated: April 15, 2003               By  /S/     Howard Ullman
                                    Howard Ullman
                                    President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April 2003.

Signatures                          Title

/S/     Howard Ullman
Howard Ullman                       President and Director
                                    (Principal Executive Officer)
                                    (Principal Financial and Accounting Officer)

/S/     Susan Xu
Susan Xu Director

I, Howard Ullman, certify that:

1.       I have reviewed this annual report on form 10-KSB of CBQ, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and

         C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Howard Ullman
Howard Ullman, President
(Principal Executive and Financial Officer)

                           CBQ, INC. AND SUBSIDIARIES

                                       -:-

                         INDEPENDENT ACCOUNTANT'S REPORT


                           DECEMBER 31, 2002 AND 2001

                                                     CONTENTS

                                                                                                           Page

Independent Auditor's Report...............................................................................F - 1

Consolidated Balance Sheets
  December 31, 2002 and 2001...............................................................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2002 and 2001...................................................................F - 4

Consolidated Statement of Stockholders' Equity
   Years Ended December 31, 2002 and 2001..................................................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2002 and 2001...................................................................F - 7

Notes to Consolidated Financial Statements.................................................................F - 9

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries

         We have audited the accompanying balance sheets of CBQ, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related statements of operations, stockholder's equity and cash flows for the two years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBQ, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted,


                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 28, 2003

                                            CBQ, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                                December 31,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $                -  $                -
                                                                             ------------------  ------------------

     Total Current Assets                                                                     -                   -


Other non-current assets:
   Investments                                                                          274,000             250,000
                                                                             ------------------  ------------------

      Total other non-current assets                                                    274,000             250,000
                                                                             ------------------  ------------------

         Total assets                                                        $          274,000  $          250,000
                                                                             ==================  ==================

                                            CBQ, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Continued)

                                                                                December 31,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Line of credit payable                                                    $          577,157  $          577,157
   Current portion of long-term debt                                                  2,860,460           2,860,460
   Accounts payable, trade                                                              693,951             692,451
   Accrued expenses                                                                     987,348             517,356
   Due to related party                                                                   1,215               1,215
   Due to shareholders                                                                  140,000             115,000
   Net liabilities of discontinued operations                                         1,611,025           1,311,025
                                                                             ------------------  ------------------

      Total current liabilities                                                       6,871,156           6,074,664
                                                                             ------------------  ------------------

Non-current liabilities:
   Long-term debt                                                                             -                   -
   Preferred stock of subsidiaries                                                      525,000             525,000
                                                                             ------------------  ------------------

      Total non-current liabilities                                                     525,000             525,000
                                                                             ------------------  ------------------

         Total Liabilities                                                            7,396,156           6,599,664
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share  Authorized  100,000,000  shares,
      Issued 308,860 shares at December 31, 2002
      and 70,000 shares at December 31, 2001                                                309                  70
   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 500,000,000 Shares at December 31, 2002
      and 79,516,835 shares at December 31, 2001                                         50,000               7,952
   Additional paid-in capital                                                         4,909,032           3,518,141
   Accumulated deficit                                                              (12,081,497)         (9,875,827)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                     (7,122,156)         (6,349,664)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $          274,000  $          250,000
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                            CBQ, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Year
                                                                           Ended December 31,
                                                      ---------------------------------------
                                                             2002                 2001
                                                      ------------------   ------------------
Continuing operations:
Revenues                                              $                -   $                -

Expenses
  Research and development                                    (1,433,178)                   -
  General and administrative                                     (74,000)          (1,140,635)

Other Income (Expense)
  Interest expense                                              (398,492)            (777,347)
                                                      ------------------   ------------------

     Net Loss from Continuing
        Operations                                            (1,905,670)          (1,917,982)
                                                      ------------------   ------------------

Discontinued operations:
Income (Loss) from operations of
   discontinued operations                                             -           (1,509,847)

Loss on disposal of
   discontinued operations                                      (300,000)          (1,077,320)
                                                      ------------------   ------------------

     Net Income (loss) from
       discontinued operations                                  (300,000)          (2,587,167)
                                                      ------------------   ------------------

Net Income (Loss)                                     $       (2,205,670)  $       (4,505,149)
                                                      ==================   ==================

Weighted Average
Shares Outstanding                                           183,838,808           75,525,122
                                                      ==================   ==================

Loss per Common Share
     Continuing operations                            $           (0.01)   $           (0.03)
     Discontinued operations                                           -               (0.03)
                                                      ------------------   ------------------

     Net (loss)                                       $           (0.01)   $           (0.06)
                                                      ==================   ==================



   The accompanying notes are an integral part of these financial statements.

                           CBQ, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                            Additional
                                         Preferred Stock            Common Stock              Paid-In        Retained
                                      Shares      Par Value      Shares        Par Value      Capital        Deficit
                                   -----------   -----------   -----------    -----------    -----------   -----------

Balance at January 1, 2001              70,000   $        70    69,836,835    $     6,984    $ 2,304,813   $(5,370,678)

Stock Issued for Cash                     --            --       2,105,000            210        214,790          --

Stock Issued for 100% of
   Outstanding Shares of
   Easy Soft International, Inc.          --            --       5,625,000            563        570,728          --

Stock Returned to Company                 --            --      (6,750,000)          (675)          --            --

Stock Issued for Purchase of
  Assets from Socrates
   Technologies Corp.                     --            --       7,800,000            780        324,900          --

Stock Issued in Settlement
   of Disputed Charges                    --            --         900,000             90        102,910          --

Net Loss                                  --            --            --             --             --      (4,505,149)
                                   -----------   -----------   -----------    -----------    -----------   -----------

Balance at December 31, 2001            70,000   $        70    79,516,835    $     7,952    $ 3,518,141   $(9,875,827)
                                   ===========   ===========   ===========    ===========    ===========   ===========

                           CBQ, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

                                                                                                  Additional
                                            Preferred Stock                Common Stock             Paid-In        Retained
                                         Shares        Par Value       Shares        Par Value      Capital        Deficit
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance at January 1, 2002                  70,000    $        70     79,516,835    $     7,952    $ 3,518,141    $(9,875,827)

Preferred Stock Issued for
   Research and Development Expenses       716,589            717           --             --        1,432,461           --

Preferred Stock Converted to
   Common Shares at 1:1000 Ratio          (477,729)          (478)   477,729,000         47,773        (47,295)          --

Stock Returned to Company                     --             --      (57,245,835)        (5,725)         5,725           --

Net Loss                                      --             --             --             --       (2,205,670)
                                       -----------    -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2002               308,860    $       309    500,000,000    $    50,000    $ 4,909,032   $(12,081,497)
                                       ===========    ===========    ===========    ===========    ===========   ============





   The accompanying notes are an integral part of these financial statements.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended
                                                                          December 31,
                                                             --------------------------------------
                                                                    2002                2001
                                                             ------------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                         $        (2,205,670)$       (1,917,982)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Stock Issued for Expenses                                        1,433,178                  -
      Increase (decrease) in accounts payable                              1,500            415,030
      Increase (decrease) in accrued expenses                            769,992            516,866
                                                             ------------------- ------------------
  Net Cash Used in continuing operations                                  (1,000)          (986,086)
                                                             ------------------- ------------------

Cash flows from discontinued operations                                        -            545,613
                                                             ------------------- ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in Deposits                                                     (24,000)                 -
                                                             ------------------- ------------------
Net cash provided by (used) investing activities                         (24,000)                 -
                                                             ------------------- ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
(Repayments) borrowings on line of credit                                      -           (735,000)
Other increase (decrease) in long-term debt                                    -            959,413
Increase in Payable to Shareholder                                        25,000                  -
Common stock issued for cash                                                   -            215,000
                                                             ------------------- ------------------
Net Cash Provided by Financing Activities                                 25,000            439,413
                                                             ------------------- ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    -             (1,060)
Cash and Cash Equivalents
  at Beginning of Period                                                       -              1,060
                                                             ------------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $                 - $                -
                                                             =================== ==================

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:

  Interest                                                $                -  $         233,404
  Franchise and income taxes                              $                -  $               -

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

         On March 27, 200l the Company purchased certain assets of Technet Computers Services, Inc. and Networkland, Inc. for 7,800,000 shares of common stock and a 10% note payable of $700,000 in exchange for which the Company received assets valued at $1,794,748 (receivables $1,553,273, inventory $27,067, equipment $20,417, goodwill $192,671 and other assets $1,320) and assumed liabilities of $688,029.

         In April 2001, the Company settled approximately $120,000 in disputed charges with a third party for $17,000 in cash and 900,000 shares of the Company's common stock.


















   The accompanying notes are an integral part of these financial statements.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $2,206,000 for the year ended December 31, 2002 and losses of approximately $4,505,000 for the year ended December 31, 2001, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.

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

         On December 13, 2002, the Company acquired Sourcelink, Inc. Sourcelink was a development stage company that was formed to develop an online trading website.

Nature of Business

         The Company has ceased all operations except to attempt to settle liabilities and to seek a new business opportunity. Currently, the Company has not determined which industry to pursue opportunities

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

and will not do so until such time as those uncertainties presently facing the Company are resolved. The Company's previous lines of businesses included software development outsourcing, web development, custom software development, network systems integration and management.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

         This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

         The consolidated financial statements for the years ended December 31, 2002 and 2001 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. ("CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One").

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------

                                                                   For the Year Ended December 31, 2002
                                                        -----------------------------------------------------------
BASIC LOSS PER SHARE
   Continuing operations                                $       (1,905,670)         183,838,808  $           (0.01)
   Discontinued operations                                        (300,000)         183,838,808                   -
                                                        ------------------  -------------------  ------------------
Income to common shareholders                           $       (2,205,670)         183,838,808  $           (0.01)
                                                        ==================  ===================  ==================

                                                                   For the Year Ended December 31, 2001
                                                        -----------------------------------------------------------
BASIC LOSS PER SHARE
   Continuing operations                                $       (1,917,982)          75,525,122  $           (0.03)
   Discontinued operations                                      (2,587,167)          75,525,122              (0.03)
                                                        ------------------  -------------------  ------------------
Loss to common shareholders                             $       (4,505,149)          75,525,122  $           (0.06)
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2002 and 2001 and are thus not considered. There are no commons stock equivalents outstanding at December 31, 2002.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Reclassifications

         Certain reclassifications have been made in the December 31, 2001 financial statements to conform with the December 31, 2002 presentation.

NOTE 3 - INVESTMENTS

         On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares.

NOTE 4 - PREFERRED STOCK OF SUBSIDIARY

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

NOTE 5 - LINE OF CREDIT

         Quantum Group has an outstanding balance of $577,157 under its line of credit payable to a bank at December 31, 2002 with interest at the bank's prime rate or LIBOR plus 2.5% which expired on April 1, 2001. The line of credit is collateralized by substantially all of the company's assets, and is personally guaranteed by certain of the company's former officers and stockholders.

         The line of credit agreement with the bank contains various covenants pertaining to maintenance of certain debt coverage and leverage ratios. In addition, the agreement restricted entrance into any merger or acquisition agreement without prior written consent of the bank. At December 31, 2002 the company was not in compliance with the covenants. Under the terms of the agreement, the bank may call the loan if the company is in violation of any restrictive covenant.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - DUE TO SHAREHOLDERS

         Due to shareholders at December 31, 2002 and December 31, 2001 consists of the following:

                                                                    December 31,        December 31,
                                                                        2002                2001
                                                                 ------------------- ------------------

Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt.                                 $            50,000 $           50,000

Advances, unsecured, non-interest bearing,
due on demand                                                                 90,000             65,000
                                                                 ------------------- ------------------

                                                                 $           140,000 $          115,000
                                                                 =================== ==================

NOTE 7 - LEASES

         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 8 - PREFERRED STOCK

         The Company has the option to call the preferred stock as follows:

42,000 shares at the greater of $11.905 per share or the traded market value of the preferred stock on or before October 23, 2001

70,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

NOTE 9 - STOCK TRANSACTIONS

         On December 13, 2002, the Company issued 716,589 shares of Preferred Stock to acquire Sourcelink, Inc. These Preferred Shares are convertible to Common Shares on a 1:1,000 basis. Subsequent to the issuance of this stock, 477,729 shares of Preferred Stock were converted to 477,729,000 shares of Common Stock.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 10 - LONG-TERM DEBT

Long-term debt at December 31, 2002 and December 31, 2001 consists of the following:

                                                                    December 31,        December 31,
                                                                        2002                2001
                                                                 ------------------- ------------------
Note payable, bank, with interest at 8.66%,
  payable in monthly installments of principal
  of $5,555 plus interest through April 30, 2003                 $           144,384 $          144,384

Capital lease obligations, at interest rates
  ranging from 4.90% to 14.17%, payable in monthly
  installments of $3,461 through the maturity dates
  ranging from November 2000 to February 2004                                      -                  -

Subordinated debenture due in monthly installments
  of 12% interest only until April 30, 2003; 13.5%
  beginning May 1, 2003; 14% beginning May 1, 2004
  and continuing thereafter. Beginning May 1, 2002
  monthly principal installments of $20,000 are due
  until maturity on April 30, 2006                                         1,476,076          1,476,076

Subordinated debenture due in monthly installments
  of 12% interest only until December 31, 2001;
  13% beginning October 1, 2001; 14% beginning
  October 1, 2002 and continuing thereafter.
  Principal and any unpaid interest due at
  maturity date on October 1, 2005                                           500,000            500,000

Note payable, with interest of 10% payable in
  Quarterly installments of interest only.
  Principal and any unpaid interest due at
  maturity date on March 1, 2004                                             740,000            740,000
                                                                 ------------------- ------------------

                                                                           2,860,460          2,860,460

      Less amounts due within one year                                     2,860,460          2,860,460
                                                                 ------------------- ------------------

                                                                 $                 - $                -
                                                                 =================== ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 11 - CONTINGENCIES

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

NOTE 13 - ACQUISITIONS

         On December 13, 2002, the Company issued 716,589 shares of Preferred Stock to acquire Sourcelink, Inc. Sourcelink was a development stage company that was formed to develop an online trading website. The website was never completed. In the acquisition, the Company acquired the partially developed website. The acquisition was recorded in the financial statements as research and development expenses.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 14 - SUBSEQUENT EVENTS

         CBQ, Inc. had an agreement with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of December 31, 2001, the company is contingently liable in the amount of $935,275 relating to such receivables sold with recourse. In November, 2001 the funding source sued the Company, several of its subsidiaries and on officer of the Company in the Superior Court of New Jersey, Bergen County, Case No. BER-L-9684-01, alleging the sum of $935,275.25 was due from the defendants under the factoring arrangement. On April 9, 2003, this litigation was settled, with the Company agreeing to pay $300,000 to settle the claim. This settlement was recorded in the financial statements as part of the net liabilities of discontinued operations and as a loss on disposal of discontinued operations.