Form 10QSB
period 2003-03-31
CBQ INC
filed 2003-06-06
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2003

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from            to
                         Commission file number 0-28831

                                    CBQ, Inc.
                     (Exact name of small business issuer as
                            specified in its charter)

                     Colorado                        84-1047159
             (State or other jurisdiction          (IRS Employer
         of incorporation or organization)       Identification No.)

               12535 Orange Drive, Suite 163, Davie, Florida 33330
                    (Address of principal executive offices)

                                 (202) 508-6042
                            Issuer's telephone number


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 23, 2003 Approximately 500,000,000 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries



         We have reviewed the accompanying consolidated balance sheets of CBQ, Inc. and Subsidiaries as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of CBQ, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated March 28, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

         Note 1 of the Company's audited consolidated financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those consolidated financial statements includes an explanatory paragraph referring to the matter in Note 1 of those consolidated financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim consolidated financial statements as of March 31, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at March 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted,



                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
May 23, 2003

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Assets:
Current assets:                                                              $                -  $                -

Other non-current assets:
   Investments                                                                          274,000             274,000
                                                                             ------------------  ------------------

         Total assets                                                        $          274,000  $          274,000
                                                                             ==================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                                (Unaudited)
                                                                                  March31,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable, trade                                                   $          700,896  $          693,951
   Accrued expenses                                                                     175,000             300,000
   Due to related party                                                                   1,215               1,215
   Due to shareholders                                                                  265,000             140,000
   Net liabilities of discontinued operations                                                 -           6,260,990
                                                                             ------------------  ------------------

      Total liabilities                                                               1,142,111           7,396,156
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share
      Authorized  100,000,000  shares,
      70,000 shares issued and outstanding at
      March 31, 2003 and December 31, 2002                                                  309                 309

   Common Stock,  par value  $.0001  per share
      Authorized  500,000,000  shares,
      Issued 500,000,000 Shares at March 31, 2003
      and December 31, 2002                                                              50,000              50,000
   Additional paid-in capital                                                         4,909,032           4,909,032
   Accumulated deficit                                                               (5,827,452)        (12,081,497)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                       (868,111)         (7,122,156)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $         (868,111) $       (7,122,156)
                                                                             ==================  ==================






                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                              (Unaudited)
                                                                      For the three months ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                       2003                  2002
                                                                ------------------    ------------------

Continuing operations:

   Revenues                                                     $                -    $                -

  Costs and expenses:
      General and administrative                                             6,945                36,500
      Interest                                                                   -                72,248
                                                                ------------------    ------------------

         Net income (loss) from continuing operations                       (6,945)             (108,748)

Discontinued operations:

   Income (Loss) from operations of
      discontinued operations                                                    -                     -

   Gain (Loss) on disposal of Quantum Group
      and other subsidiaries                                             6,260,990                     -
                                                                ------------------    ------------------

    Net Income (loss) from
      discontinued operations                                            6,260,990                     -
                                                                ------------------    ------------------

     Net Income (Loss)                                          $        6,254,045    $         (108,748)
                                                                ==================    ==================

Basic & Diluted loss per share
   Income (Loss) from continuing operations                     $                -    $                -
   Income (Loss) from discontinued operations                                 0.01                     -
                                                                ------------------    ------------------

Income (Loss) per Share                                         $             0.01    $                -
                                                                ==================    ==================





                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                               For the three months ended
                                                                        March 31,
                                                          -------------------------------------
                                                                2003                2002
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                      $          (6,945) $         (108,748)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Increase (decrease) in accounts payable                         6,945                   -
      Increase (decrease) in accrued expenses                      (125,000)            108,748
                                                          -----------------  ------------------
  Net cash used in continuing operations                           (125,000)                  -
  Net cash used in discontinued operations                                -                   -
                                                          -----------------  ------------------

Net cash used in operating activities                              (125,000)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in deposits                                                      -             (24,000)
                                                          -----------------  ------------------
Net cash provided by (used) investing activities                          -             (24,000)
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Other decreases in long-term debt                                         -                   -
Increase in payable to shareholder                                  125,000              24,000
Common stock issued for cash                                              -                   -
Common stock issued for services                                          -                   -
                                                          -----------------  ------------------
Net Cash Provided by
  Financing Activities                                              125,000              24,000
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -
                                                          =================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Continued



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $               -  $                -
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
































                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

         On November 19, 2001, the Company entered into a plan of reorganization with Sourcelink, Inc. ("Sourcelink") whereby the Company would acquire Sourcelink. Sourcelink was a development stage company that was formed to develop an online trading website.

Nature of Business

         The Company has ceased all operations except to attempt to settle liabilities and to seek a

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

new business opportunity. Currently, the Company has not determined which industry to pursue opportunities and will not do so until such time as those uncertainties presently facing the Company are resolved. The Company's previous lines of businesses included software development outsourcing, web development, custom software development, network systems integration and management.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for CBQ, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Principles of Consolidation

         The consolidated financial statements for the three months ended March 31, 2003 and the year ended December 31, 2002 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March
2000); CyberQuest, Inc. (CyberQuest"); Reliance Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One").

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income (Loss) per Share

         The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------

                                                                 For the three months ended March 31, 2003
                                                        -----------------------------------------------------------
BASIC INCOME (LOSS) PER SHARE
   Continuing operations                                $           (6,945)         500,000,000  $                -
   Discontinued operations                                       6,260,990          500,000,000                0.01
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $        6,254,045          500,000,000  $             0.01
                                                        ==================  ===================  ==================

                                                                 For the three months ended March 31, 2002
                                                        -----------------------------------------------------------
BASIC INCOME (LOSS) PER SHARE
   Continuing operations                                $         (108,748)          79,516,835  $                -
   Discontinued operations                                               -           79,516,835                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $         (108,748)          79,516,835  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for March 31, 2003 and 2002 and are thus not considered.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

         Certain reclassifications have been made in the March 31, 2002 financial statements to conform with the March 31, 2003 presentation.

NOTE 3 - INVESTMENTS

         On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares.

NOTE 4 - DUE TO SHAREHOLDERS

         Due to shareholders at March 31, 2003 and December 31, 2002 consists of the following:

                                                                      March 31,         December 31,
                                                                        2003                2002
                                                                 ------------------- ------------------

Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt.                                 $            50,000 $           50,000

Advances, unsecured, non-interest bearing,
due on demand                                                                215,000             90,000
                                                                 ------------------- ------------------

                                                                 $           265,000 $          140,000
                                                                 =================== ==================

NOTE 5 - LEASES

         As of March 31, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 6 - PREFERRED STOCK

         The Company has the option to call the preferred stock as follows:

42,000 shares at the greater of $11.905 per share or the traded market value of the preferred stock on or before October 23, 2001

70,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

NOTE 7 - STOCK TRANSACTIONS

         On November 19, 2001, the Company entered into a plan of reorganization with Sourcelink, Inc. ("Sourcelink") whereby the Company would acquire Sourcelink. Sourcelink was a development stage company that was formed to develop an online trading website. On December 13, 2002, the Company issued 716,589 shares of Preferred Stock as part of the acquisition of Sourcelink. These Preferred Shares are convertible to Common Shares on a 1:1,000 basis. Subsequent to the issuance of this stock, 477,729 shares of Preferred Stock were converted to 477,729,000 shares of Common Stock.

NOTE 8 - CONTINGENCIES

         In September, 2001, a confession of judgement was entered against the Company and several of its subsidiaries by the Circuit Court in Annapolis, Maryland (Case No. C-2001-74735), in favor of Allegiance Capital Limited partnership. The confession was in the amount of $1,976,076.04, plus attorneys's fees of $296,411.41 and prejudgement interest in the amount of $802.75 per day after September 25, 2001, until the date of entry of final judgement. This suit was based on loans which Quantum had obtained prior to being acquired by the Company, all of which were guaranteed by the Company and its subsidiaries, as well as several individuals. For the year ended December 31, 2002, the amount of the judgement has been included in the financial statements as part of the current portion of long-term debt and accrued expenses. During the quarter ended March 31, 2003, the Company abandoned all of its acquisitions resulting in the write-off of the above debt.

         On October 15, 2001, Anthony M. Sanders sued the Company and several of its former affiliates, in the United States District Court for the District of Maryland (Northern Division). The case number is MJG 01 CV 3062. Mr. Sanders was a former officer, director and controlling shareholder of Quantum Technology who transferred his interest to the Company. The gravaman of Mr. Sanders' complaint is that the Company failed to redeem preferred shares in Quantum held by Mr. Sanders. Mr. Sanders is claiming breach of contract, negligent misrepresentation, intentional infliction of emotional distress and securities violations against the Company for this failure. Management feels there is no merit to Mr. Sanders' allegations as against the Company and that the complaint as filed is completely groundless. The Company has elected not to defend the case insofar

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 8 - CONTINGENCIES (continued)

as the Maryland court has no jurisdiction over this matter as it pertains to the Company and any judgement obtained by Mr. Sanders would be unenforceable against the Company.

NOTE 9 - DISCONTINUED OPERATIONS

         During 2001 and 2002, the Company closed its operations including CBQ Networkland, Inc., CBQ Technet Computer Services, Inc., and Quantum Group and its subsidiaries.

         During March 2003, the Company abandoned all of its subsidiaries resulting in a gain on disposal of discontinued operations of $6,260,990.

         The assets and liabilities of the abandoned subsidiaries consisted of the following:

                                                                         March 30,         December 31,
                                                                           2003                2002
                                                                     -----------------  ------------------

Assets                                                               $               -  $                -

Liabilities:
   Line of credit payable                                            $         577,157  $          577,157
   Current portion of long-term debt                                         2,860,460           2,860,460
   Accrued expenses                                                            987,348             987,348
   Net liabilities of discontinued operations                                1,311,025           1,311,025
   Preferred stock of subsidiaries                                             525,000             525,000
                                                                     -----------------  ------------------
         Total liabilities                                                   6,260,990           6,260,990
                                                                     -----------------  ------------------

         Net liabilities disposed of                                 $      (6,260,990) $       (6,260,990)
                                                                     =================  ==================

         Net liabilities disposed of have been recorded as a gain on disposal of discontinued operations as of March 31, 2003, and separately classified in the accompanying consolidated balance sheet at December 31, 2002.

NOTE 10 - ACQUISITIONS

         On November 19, 2001, the Company entered into a plan of reorganization with Sourcelink, Inc. ("Sourcelink") whereby the Company would acquire Sourcelink. On December 13, 2002, the Company issued 716,589 shares of Preferred Stock to complete the acquisition of Sourcelink.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 10 - ACQUISITIONS (continued)

Sourcelink was a development stage company that was formed to develop an online trading website. The website was never completed. In the acquisition, the Company acquired the partially developed website. The acquisition was recorded in the financial statements as research and development expenses.

NOTE 11 - SUBSEQUENT EVENTS

         CBQ, Inc. had an agreement with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of December 31, 2001, the company is contingently liable in the amount of $935,275 relating to such receivables sold with recourse. In November, 2001 the funding source sued the Company, several of its subsidiaries and on officer of the Company in the Superior Court of New Jersey, Bergen County, Case No. BER-L-9684-01, alleging the sum of $935,275.25 was due from the defendants under the factoring arrangement. On April 9, 2003, this litigation was settled, with the Company agreeing to pay $300,000 to settle the claim. The Company has since paid $125,000 towards this settlement. The remaining $175,000 is recorded in the financial statements as part of accrued expenses.





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

         All of the executive officers and directors of the Company have either resigned or been removed from office for failure to appear at meetings as of the date of this report, with the exception of Mr. Howard Ullman, who is now the sole executive officer and a director of the Company, and Susan Xu, who is a director of the Company.

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

         During the quarter ended March 31, 2003, the Company abandoned all of its subsidiaries resulting in a gain on disposal of discontinued operations of $6,260,990.

CAPITAL RESOURCES AND LIQUIDITY

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

         (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

         (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         PLATINUM FUNDING: In November, 2001, Platinum Funding Corp. (Platinum) sued CBQI, several of its subsidiaries, and Mr. Bart Fisher in the Superior Court of New Jersey, Bergen County, Case No. BER-L-9684-01, alleging that the sum of $935,275.25 was due from the defendants under a factoring arrangement which Platinum claims to have existed. On April 9, 2003, this litigation was settled, with the Company agreeing to pay $300,000 to settle the claim. The Company has since paid $125,000 towards this settlement. The remaining $175,000 is recorded in the financial statements as part of accrued expenses.

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

         SUNTRUST BANK LINE OF CREDIT AND TERM NOTE: Quantum Technology Group had a $4 million line of credit with Crestar Bank, which was subsequently acquired by Suntrust. This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, CBQI acquired all of the shares of Quantum Technology Group. $1.3 million of the line of credit had been used, and was owing to the bank and in addition to the line of credit, a $200,000 term loan from Suntrust, approximately $200,000 in accrued interest and $100,000 in attorney fees all of which Suntrust is attempting to collect from the individual guarantors. Suntrust has not sued CBQI but has threatened to sue. It is the position of CBQI that it does not owe the money to Suntrust. It never signed any loan, and indeed by freezing the line of credit, Suntrust greatly injured the business of CBQI.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of June, 2003.

CBQ, Inc.


/s/ Howard Ullman
Howard Ullman
President and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

I, Howard Ullman, certify that:

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

Date: June 6, 2003

/s/ Howard Ullman
Howard Ullman
President and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

                                  EXHIBIT 99.1
                                CEO CERTIFICATION




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of CBQ, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Date: June 6, 2003

/s/ Howard Ullman
Howard Ullman, President
Principal Executive Officer

                                  EXHIBIT 99.2
                                CFO CERTIFICATION



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of CBQ, Inc. on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

June 6, 2003

/s/ Howard Ullman
Howard Ullman, President
Principal Financial Officer