Form 10QSB
period 2003-06-30
CBQ INC
filed 2003-08-18
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003
                   -------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from                      to
                                  --------------------    ----------------------
                         Commission file number 0-28831
          ------------------------------------------------------------

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

               12535 Orange Drive, Suite 163, Davie, Florida 33330
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2003 Approximately 500,000,000 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiaries

         We have reviewed the accompanying consolidated balance sheets of CBQ, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

         Note 1 of the Company's audited consolidated financial statements as of December 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at December 31, 2002. Our auditors' report on those consolidated financial statements includes an explanatory paragraph referring to the matter in Note 1 of those consolidated financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim consolidated financial statements as of June 30, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  Respectfully submitted,



                                                  /s/ Robison, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
August 8, 2003

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
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
                                                                             ==================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable, trade                                                   $          697,696  $          693,951
   Accrued expenses                                                                     175,000             300,000
   Due to related party                                                                   1,215               1,215
   Due to shareholders                                                                  271,800             140,000
   Net liabilities of discontinued operations                                                 -           6,260,990
                                                                             ------------------  ------------------

      Total Liabilities                                                               1,145,711           7,396,156
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock, par value $.001 per share
      Authorized  100,000,000  shares,
      70,000 shares issued and outstanding at
      June 30, 2003 and December 31, 2002                                                   309                 309
   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 500,000,000 Shares at June 30, 2003
      and December 31, 2002                                                              50,000              50,000
   Additional paid-in capital                                                         4,909,032           4,909,032
   Accumulated deficit                                                               (5,831,052)        (12,081,497)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                       (871,711)         (7,122,156)
                                                                             ------------------  ------------------
     Total Liabilities and
       Stockholders' Deficit                                                 $          274,000  $          274,000
                                                                             ==================  ==================



                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)                          (Unaudited)
                                            For the three months ended             For the six months ended
                                                      June 30,                              June 30,
                                         -----------------------------------  -------------------------------------
                                               2003               2002              2003                2002
                                         -----------------  ----------------  -----------------   -----------------
Continuing operations:
   Revenues                              $               -  $              -  $               -   $               -

  Costs and expenses:
      General and administrative                     3,600            35,000             10,545              71,500
      Interest                                           -           108,748                  -             180,996
                                         -----------------  ----------------  -----------------   -----------------

         Net income (loss) from
           Continuing operations                    (3,600)         (143,748)           (10,545)           (252,496)

Discontinued operations:
   Income (Loss) from operations
      of discontinued operations                         -                 -                  -                   -
   Gain (Loss) on disposal of
      Quantum Group and other
       Subsidiaries                                      -                 -          6,260,990                   -
                                         -----------------  ----------------  -----------------   -----------------

    Net Income (loss) from
      discontinued operations                            -                 -          6,260,990                   -
                                         -----------------  ----------------  -----------------   -----------------

     Net Income (Loss)                   $          (3,600) $       (143,748) $       6,250,445   $        (252,496)
                                         =================  ================  =================   =================

Basic & Diluted loss per share
   Income (Loss) from continuing
        Operations                       $               -  $              -  $               -   $               -
   Income (Loss) from
        Discontinued operations                          -                 -               0.01                   -
                                         -----------------  ----------------  -----------------   -----------------

Income (Loss) per Share                  $               -  $              -  $            0.01   $               -
                                         =================  ================  =================   =================




                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                                For the six months ended
                                                                        June 30,
                                                          -------------------------------------
                                                                2003                2002
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                      $         (10,545) $         (252,496)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Increase (decrease) in accounts payable                         3,745                   -
      Increase (decrease) in accrued expenses                      (125,000)            252,496
                                                          -----------------  ------------------
  Net cash used in continuing operations                           (131,800)                  -
  Net cash used in discontinued operations                                -                   -
                                                          -----------------  ------------------

Net cash used in operating activities                              (131,800)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in deposits                                                      -             (24,000)
                                                          -----------------  ------------------
Net cash provided by (used) investing activities                          -             (24,000)
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Other decreases in long-term debt                                         -                   -
Increase in payable to shareholder                                  131,800              24,000
Common stock issued for cash                                              -                   -
Common stock issued for services                                          -                   -
                                                          -----------------  ------------------
Net Cash Provided by
  Financing Activities                                              131,800              24,000
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -
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

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: NONE

                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Nature of Business

         The Company has ceased all operations except to attempt to settle liabilities and to seek a

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

Interim Reporting

         The unaudited financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

Income (Loss) per Share

         The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------

                                                                 For the three months ended June 30, 2003
                                                        -----------------------------------------------------------
Basic Income (Loss) per Share
   Continuing operations                                $           (3,600)         500,000,000  $                -
   Discontinued operations                                               -          500,000,000                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $           (3,600)         500,000,000  $                -
                                                        ==================  ===================  ==================

                                                                 For the three months ended June 30, 2002
                                                        -----------------------------------------------------------
Basic Income (Loss) per Share

   Continuing operations                                $         (143,748)          79,516,835  $                -
   Discontinued operations                                               -           79,516,835                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $         (143,748)          79,516,835  $                -
                                                        ==================  ===================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------

                                                                  For the six months ended June 30, 2003
                                                        -----------------------------------------------------------
Basic Income (Loss) per Share
   Continuing operations                                $          (10,545)         500,000,000  $                -
   Discontinued operations                                       6,260,990          500,000,000                0.01
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $        6,250,445          500,000,000  $             0.01
                                                        ==================  ===================  ==================

                                                                  For the six months ended June 30, 2002
                                                        -----------------------------------------------------------
Basic Income (Loss) per Share
   Continuing operations                                $         (252,496)          79,516,835  $                -
   Discontinued operations                                               -           79,516,835                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $         (252,496)          79,516,835  $                -
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2003 and 2002 and are thus not considered.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

NOTE 3 - INVESTMENTS

         On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 4 - DUE TO SHAREHOLDERS

         Due to shareholders at June 30, 2003 and December 31, 2002 consists of the following:

                                                                      June 30,          December 31,
                                                                        2003                2002
                                                                 ------------------- ------------------
Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt.                                 $            50,000 $           50,000
Advances, unsecured, non-interest bearing,
due on demand                                                                221,800             90,000
                                                                 ------------------- ------------------

                                                                 $           271,800 $          140,000
                                                                 =================== ==================

NOTE 5 - LEASES

         As of June 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 7 - STOCK TRANSACTIONS (continued)

         Also during 2002, 57,245,835 shares of common stock were returned to the Company.

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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

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

NOTE 11 - LEGAL SETTLEMENTS

         CBQ, Inc. had an agreement with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of December 31, 2001, the company is contingently liable in the amount of $935,275 relating to such receivables sold with recourse. In November, 2001 the funding source sued the Company, several of its subsidiaries and on officer of the Company in the Superior Court of New

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 11 - LEGAL SETTLEMENTS (continued)

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

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31       Certification  Pursuant  to Section 302 of the  Sarbanes-  Oxley Act of
         2002.

32       Certification  Pursuant  to Section 906 of the  Sarbanes-  Oxley Act of
         2002.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of June, 2003.

CBQ, Inc.

Date: August 18, 2003

/s/ Howard Ullman
Howard Ullman
President and Director
(Principal Executive Officer)
(Principal Financial and Accounting Officer)