Form 10QSB
period 2003-09-30
CBQ INC
filed 2003-11-14
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003
                ------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from                       to
                                   ----------------------    -------------------
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

                 7759 Desiree Street, Alexandria, Virginia 22315
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (703) 339-1980
                            Issuer's telephone number


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

         State the number of shares  outstanding of each of the issuer's classes
of  common  equity,   as  of  the  latest  practical  date:   November  1,  2003
Approximately 500,000,000 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,        December 31,
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
                                                                             ==================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable, trade                                                   $          695,571  $          693,951
   Accrued expenses                                                                     175,000             300,000
   Due to related party                                                                   1,215               1,215
   Due to shareholders                                                                  142,000             140,000
   Net liabilities of discontinued operations                                                 -           6,260,990
                                                                             ------------------  ------------------

      Total Liabilities                                                               1,013,786           7,396,156
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share  Authorized  100,000,000  shares,
      308,860 shares issued and outstanding at
      September 30, 2003 and December 31, 2002                                              309                 309
   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 500,000,000 Shares at September 30, 2003
      and December 31, 2002                                                              50,000              50,000
   Additional paid-in capital                                                         5,042,507           4,909,032
   Accumulated deficit                                                               (5,832,602)        (12,081,497)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                       (739,786)         (7,122,156)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $          274,000  $          274,000
                                                                             ==================  ==================






                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)                          (Unaudited)
                                             For the three months ended            For the nine months ended
                                                    September 30,                        September 30,
                                         -----------------------------------  -------------------------------------
                                               2003               2002              2003                2002
                                         -----------------  ----------------  -----------------   -----------------
Continuing operations:
   Revenues                              $                - $              -  $                -  $               -

  Costs and expenses:
      General and administrative                     1,550             1,200             12,095              72,700
      Interest                                           -           108,748                  -             289,744
                                         -----------------  ----------------  -----------------   -----------------

         Net income (loss) from
           Continuing operations                    (1,550)         (109,948)           (12,095)           (362,444)

Discontinued operations:

   Income (Loss) from operations
      of discontinued operations                         -                 -                  -                   -

   Gain (Loss) on disposal of
      Quantum Group and other
       Subsidiaries                                      -                 -          6,260,990                   -
                                         -----------------  ----------------  -----------------   -----------------

    Net Income (loss) from
      discontinued operations                            -                 -          6,260,990                   -
                                         -----------------  ----------------  -----------------   -----------------

     Net Income (Loss)                   $          (1,550) $       (109,948) $       6,248,895   $        (362,444)
                                         =================  ================  =================   =================

Basic Income (Loss) Per Share
   Continuing Operations                 $               -  $              -  $               -   $               -
    Discontinued Operations                              -                 -               0.01                   -
                                         -----------------  ----------------  -----------------   -----------------
Total Income (Loss) Per Share            $               -  $              -  $            0.01   $               -
                                         =================  ================  =================   =================

Diluted Income (Loss) Per Share
   Continuing Operations                 $               -  $              -  $               -   $               -
    Discontinued Operations                              -                 -               0.01                   -
                                         -----------------  ----------------  -----------------   -----------------
Total Income (Loss) Per Share            $               -  $              -  $            0.01   $               -
                                         =================  ================  =================   =================


                 See accompanying notes and accountants' report.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    (Unaudited)
                                                              For the nine months ended
                                                                      September 30,
                                                          -------------------------------------
                                                                2003                2002
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                      $         (12,095) $         (362,444)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Increase (decrease) in accounts payable                         1,620               1,200
      Increase (decrease) in accrued expenses                      (125,000)            361,244
                                                          -----------------  ------------------
  Net cash used in continuing operations                           (135,475)                  -
  Net cash used in discontinued operations                                -                   -
                                                          -----------------  ------------------

Net cash used in operating activities                              (135,475)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Increase in deposits                                                      -             (24,000)
                                                          -----------------  ------------------
Net cash provided by (used) investing activities                          -             (24,000)
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in payable to shareholder                                    2,000              24,000
Contributed capital                                                 133,475                   -
                                                          -----------------  ------------------
Net Cash Provided by
  Financing Activities                                              135,475              24,000
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               -                   -
Cash and Cash Equivalents
  at Beginning of Period                                                  -                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $               -  $                -
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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for CBQ, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

         On June 18, 2003, the Company entered into a letter of intent to merge with Souvenir Direct, Inc., a Florida corporation. If the merger is consummated, the name of the surviving corporation will be China Direct Trading Corporation. If the merger is consummated , the Company plans, through import trade, to bring into the U.S. marketplace souvenirs, promotional products, automobile parts, electronic goods and other items from China. The Company also plans to export goods to China in an opportunistic fashion.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Principles of Consolidation

         The consolidated financial statements for the three and nine months ended September 30, 2003 and the year ended December 31, 2002 include the accounts of the parent entity and all of its subsidiaries: Quantum Group and its subsidiary, ProWare, Inc. ("ProWare"); China Partners, Inc. (from the date of its formation in March 2000); CyberQuest, Inc. (CyberQuest"); Reliance
Technologies, Inc. ("Reliance") and its subsidiary, TopherNet, Inc. ("TopherNet"); and Priority One Electronic Commerce Corporation ("Priority One").

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

Net Income (Loss) Per Common Share

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------
                                                               For the three months ended September 30, 2003
                                                        -----------------------------------------------------------
Income (Loss) Available to Common
   Stockholders
        Continuing operations                           $           (1,550)         500,000,000  $                -
        Discontinued operations                                          -          500,000,000                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $           (1,550)         500,000,000  $                -
                                                                                                 ==================

Effect of Dilutive Securities:
   Convertible to Preferred Stock                                        -          308,860,000
                                                        ------------------  -------------------

Income (Loss) Available to Common
   Stockholders-Diluted Earnings Per Share
        Continuing Operations                           $           (1,550)         808,860,000  $                -
        Discontinued Operations                                          -          808,860,000                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) - Diluted Earnings Per Share              $           (1,550)         808,860,000  $                -
                                                        ==================  ===================  ==================

                                                               For the three months ended September 30, 2002
                                                        -----------------------------------------------------------
Income (Loss) Available to Common
   Stockholders
        Continuing operations                           $         (109,948)          79,516,835  $                -
        Discontinued operations                                          -           79,516,835                   -
                                                        ------------------  -------------------  ------------------

Income (Loss) to common shareholders                    $         (109,948)          79,516,835  $                -
                                                                                                 ==================

Effect of Dilutive Securities:
    Convertible to Preferred Stock                                       -           70,000,000
                                                        ------------------  -------------------

Income (Loss) Available to Common
    Stockholders-Diluted Earnings Per Share
        Continuing Operations                           $         (109,948)         149,516,835  $                -
        Discontinued Operations                                          -          149,516,835                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) - Diluted Earnings Per Share              $         (109,948)         149,516,835  $                -
                                                        ==================  ===================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                        ------------------  -------------------  ------------------

                                                               For the nine months ended September 30, 2003
                                                        -----------------------------------------------------------
Income (Loss) Available to Common
   Stockholders
        Continuing operations                           $          (12,095)         500,000,000  $                -
        Discontinued operations                                  6,260,990          500,000,000                0.01
                                                        ------------------  -------------------  ------------------
Income (Loss) to common shareholders                    $        6,248,895          500,000,000  $             0.01
                                                                                                 ==================

Effect of Dilutive Securities:
    Convertible to Preferred Stock                                       -          308,860,000
                                                        ------------------  -------------------

Income (Loss) Available to Common
    Stockholders-Diluted Earnings Per Share
        Continuing Operations                           $          (12,095)         808,860,000  $                -
        Discontinued Operations                                  6,260,990          808,860,000                0.01
                                                        ------------------  -------------------  ------------------
Income (Loss) - Diluted Earnings Per Share              $        6,248,895          808,860,000  $             0.01
                                                        ==================  ===================  ==================

                                                               For the nine months ended September 30, 2002
                                                        -----------------------------------------------------------
Income (Loss) Available to Common
   Stockholders
      Continuing operations                             $         (362,444)          79,516,835  $                -
      Discontinued operations                                            -           79,516,835                   -
                                                        ------------------  -------------------  ------------------

                                                        $         (362,444)          79,516,835  $                -
                                                                                                 ==================

Effect of Dilutive Securities:
    Convertible to Preferred Stock                                       -           70,000,000
                                                        ------------------  -------------------

Income (Loss) Available to Common
    Stockholders-Diluted Earnings Per Share
        Continuing Operations                           $         (362,444)         149,516,835  $                -
        Discontinued Operations                                          -          149,516,835                   -
                                                        ------------------  -------------------  ------------------
Income (Loss) - Diluted Earnings Per Share              $         (362,444)         149,516,835  $                -
                                                        ==================  ===================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

NOTE 2 - INVESTMENTS

         On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares.

NOTE 3 - DUE TO SHAREHOLDERS

         Due to shareholders at September 30, 2003 and December 31, 2002 consists of the following:

                                                                    September 30,       December 31,
                                                                        2003                2002
                                                                 ------------------- ------------------

Demand note payable, unsecured, with interest at
 15%, payable monthly.  Principal and
  accrued interest due on this note payable are
  subordinated to all bank debt.                                 $                 - $           50,000

Advances, unsecured, non-interest bearing,
due on demand                                                                142,000             90,000
                                                                 ------------------- ------------------

                                                                 $           142,000 $          140,000
                                                                 =================== ==================

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 4 - LEASES

         As of September 30, 2003, all activities of the Company have been conducted rent free by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - PREFERRED STOCK

         The Company has the option to call the preferred stock as follows:

70,000 shares at the greater of $12.50 per share or the traded market value of the preferred stock on or before October 23, 2002

         The Preferred Shares are convertible to Common Shares at a 1:1,000 conversion rate.

NOTE 6 - STOCK TRANSACTIONS

         On November 19, 2001, the Company entered into a plan of reorganization with Sourcelink, Inc. ("Sourcelink") whereby the Company would acquire Sourcelink. Sourcelink was a development stage company that was formed to develop an online trading website. On December 13, 2002, the Company issued 716,589 shares of Preferred Stock as part of the acquisition of Sourcelink. These Preferred Shares are convertible to Common Shares on a 1:1,000 basis. Subsequent to the issuance of this stock, 477,729 shares of Preferred Stock were converted to 477,729,000 shares of Common Stock.
         Also during 2002, 57,245,835 shares of common stock were returned to the Company and canceled.

NOTE 7 - DISCONTINUED OPERATIONS

         During 2001 and 2002, the Company closed its operations including CBQ Networkland, Inc., CBQ Technet Computer Services, Inc., and Quantum Group and its subsidiaries.

         During March 2003, the Company abandoned all of its subsidiaries resulting in a gain on disposal of discontinued operations of $6,260,990.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 7 - DISCONTINUED OPERATIONS (continued)

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

NOTE 8 - ACQUISITIONS

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

NOTE 9 - LETTER OF INTENT

         On June 18, 2003, the Company entered into a letter of intent to merge with Souvenir Direct, Inc., a Florida corporation. The resulting company will be called China Direct Trading Corporation.

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

Business of the Company:

         On June 18, 2003, the Company entered into a letter of intent to merge with Souvenir Direct, Inc. After the merger, the Company plans, through import trade, to bring into the U.S. marketplace souvenirs from China, which has a $250 billion global market size. Assuming consummation of the merger, management believes the souvenir and promotional product market has room for growth in the United States. Management plans to build on the souvenir and promotional product market in the United States, and to import other items from China, including automobile parts and electronic goods. Management also plans to export goods from the United States to China in a opportunistic fashion.

         The Company will also continue to explore other opportunities in China including goods, services, and investments in distressed assets in China.

         All of the executive officers and directors of the Company have either resigned or been removed from office for failure to appear at meetings as of the date of this report, with the exception of Mr. Paul Richter, who is now the sole executive officer of the Company, and Susan Xu, who is a director of the Company. Mr. Richter agreed to serve as an officer on September 20, 2003.

         Howard Ullman resigned as President of the Company to avoid a conflict of interest. He will be president of the new company if the merger with Souvenir Direct, Inc. is consummated.

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

         The Company expects any future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company.

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

None.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31       Certification  Pursuant  to Section 302 of the  Sarbanes-  Oxley Act of
         2002.

32       Certification  Pursuant  to Section 906 of the  Sarbanes-  Oxley Act of
         2002.

(b) On October 30, 2003, the Company filed a Form 8-K under Item 5, Other Events, announcing the resignation of Howard Ullman as President and Director of the Company, and announcing the appointment of Paul Richter as the new interim Vice-President.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14h day of November, 2003.

CBQ, Inc.

Date: November 14, 2003


/s/ Paul Richter
Paul Richter
Vice-President
(Principal executive and financial officer)