Form 10KSB
period 2003-12-31
CBQ INC
filed 2004-04-16
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                    CBQ, INC.
             (Exact name of Registrant as specified in its Charter)

      Colorado                     33-4707-NY                 84-1047159
      --------                       -------                 -----------
(State or other jurisdiction  (Commission File No.)     (IRS Employer
of incorporation)                                    Identification No.)

         12535 Orange Drive, Suite 613, Davie, Florida  33330
                       Telephone:  (954) 474-0224
      (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                          -----------------------------
                                (Title of class)


                      DOCUMENTS INCORPORATED BY REFERENCE:
             Special Meeting Proxy Statement, dated April 16, 2004.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $615,265.

         As of April 14, 2004, there were 499,350,300 shares of the Registrant's common stock, par value $0.0001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant:
On April 14, 2004, the closing bid and asked prices for the shares of common stock of registrant, were $0.04 and $0.04, respectively. On that date affiliates held approximately 4,033,613,500 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was approximately $2,891,595.

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

         Transitional Small Business Disclosure Format (check one):
Yes [__] NO X

                                   CONVENTIONS

    References to "China" refer to the Peoples' Republic of China its various ministries, agencies, and commissions. References to the "Far East" refer to the nations of Asia, Southeast Asia and South Asia, primarily China, India, South Korea, Thailand, Philippines, and Japan.


     References to "Common Stock" are to the Common Stock, $.0001 par value, of CBQ, Inc.

     References to "Company", "CBQ" and "CBQI" are to CBQ, Inc., and include, unless the context requires otherwise, the operations of its subsidiaries (all as hereinafter defined).

     References to "SDI" are to Souvenir Direct, Inc., a Florida corporation that is a wholly-owned subsidiary of CBQ, Inc.

     References to "China Pathfinder Fund" are to China Pathfinder Funds, LLC, a Florida limited liability company organized in February 2004 by CBQ, Inc. and certain individuals.

     A reference to the "Commission" means the U.S. Securities and Exchange Commission.


                         FORWARD-LOOKING STATEMENTS

This report contains statements that constitute forward-looking statements. Those statements appear in a number of places in this report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward- looking statement as a result of various factors. The accompanying information contained in this report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.


                                     PART I
                                    BUSINESS

Item 1.  GENERAL

         Primary Business. The Company, a Colorado corporation with its common stock traded on the OTC.BB (SYMBOL: CBQI.OB), is a holding company that conducts its businesses through wholly-owned or majority- owned subsidiaries. Since December 2003, the Company's current principal business is to act a a trader and distribute souvenir, promotional, gift and other similar products customized manufactured by the Company's manufacturing sources in China for North American customers of the Company's wholly-owned SDI subsidiary. These Chinese manufacturing sources are capable of producing a variety of manufactured goods. A typical product distributed by SDI would be a novelty key chain with the customer's logo or trademark - often an internationally known trademark or logo. SDI distributes its products to Wal-Mart, the world's largest retailer, Walt Disney Resorts, Six Flags Theme Parks, and other retailers and distributors. The Company and its subsidiaries all operate from the same facility: 12535 Orange Drive, Suite 613, Davis, Florida 33330, located in Broward County.

         SDI operates as a trader rather than a traditional distributor. The difference being that SDI does not maintain a regular or significant amount of inventory like most distributors. Instead, SDI has customer product shipped directly from the contract manufacturers. SDI believes that this approach reduces inventory costs, financing costs and burdens and general overhead.

         Strategic Growth Plan. According to the Economist, China has the world second largest economy when measured by purchasing-power parity and "ambitious overseas Chinese are returning to become entrepreneurs, and foreign firms, dreaming of China's 1.3 billion potential consumers, invested $57 billion in China in 2003."1 With China emerging as the most dynamic growth economy in the world, the Company intends to fully exploit SDI's commercial relationships in China and expand from a distributor of souvenir, promotional and gift items manufactured in China for the Company's U.S. customers to a commercial conduit facilitating the distribution of North American products in China and Chinese products in North America as well as brokering financial transactions, mergers-and-acquisitions and strategic alliances between North American and Chinese companies. While there can be no assurance of success in this strategic endeavor, the Company has a growing number of commercial contacts in China and is actively pursuing a course of diversification. The first step in such diversification will be to expand the product line of Chinese manufactured goods distributed by SDI.

            New Business Operation: SDI. On December 1, 2003, the Company entered into a stock purchase agreement with Howard Ullman and SDI whereby the Company acquired all of the issued and outstanding voting capital stock of SDI. SDI is located at 12535 Orange Drive, Suite 613, Davie, Florida 33330. The Company issued 97,000,000 shares of its common stock, $0.0001 par value, to Howard Ullman, as the sole shareholder of SDI, which shares are "restricted securities" as defined in Rule 144 of the Securities Act of 1933, as amended. SDI operates as a wholly-owned subsidiary of the Company. Under the stock purchase agreement and on December 1, 2003, Mr. Ullman, who had resigned as the senior executive of the Company on October 27, 2003, in order to avoid a potential conflict of interest during the negotiations between the Company and SDI over the stock purchase agreement, was appointed as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. He also continues to serve as the president and the sole director of SDI.

            SDI is seeking to diversify the products that it distributes. SDI recently entered into an exclusive distribution deal with Copytalk, LLC, a Florida limited liability company, for pre-paid e- mail service charge cards that allow users to access and respond to their e-mails by voice over any telephone line. The text-to-voice-to- text e-mail technology behind the cards belongs to Copytalk, LLC, a Florida limited liability company.

            The Company is seeking other products to distribute, including products similar to its traditional line of souvenir and gift items manufactured in China and technology products produced in North America or the Far East. The Company's strategy in business diversification is to remain a distributor with a low direct overhead and little or no inventory that distributes quality products that are manufactured in China or Far East, and to distribute those products through existing and new distribution channels with a clientele of established, widely-known national or international retailers in North America and the Far East.

            New Start-up Business Operation: China Pathfinder Fund, LLC. In February 2004, the Company organized China Pathfinder Fund with Howard Ullman, Cora Wong, a Company director, Jeffrey Postal, a Company director, and Bart S. Fisher, an international trade lawyer who is a principal shareholder of the Company and was also a former officer and director of the Company. The proposed business of China Pathfinder Fund is to identify companies in North America that want to conduct business in China (either directly or through commercial joint ventures), to acquire or be acquired by Chinese companies, or to receive funding or investment from sources in China. The Company seeks to act as the agent for the North American and Chinese companies interested in the any of the foregoing transactions, and in that capacity to identify suitable opportunities for the clients and then negotiate and facilitate the consummation of the transactions in question. The Company started this new business because it believes the existing business relationships of the Company coupled with the business relationships and connections of Mr. Ullman, Ms. Wong, Mr. Postal and Mr. Fisher would produce a deal stream of such potential transactions for China Pathfinder Fund and, as such, possibly present opportunities that China Pathfinder Fund could consummate.

            China Pathfinder Fund seeks revenues through fees paid by clients for consummated transactions as well as possible equity participation in the transactions. There can be no assurance that China Pathfinder Fund will be able, as a new start-up business relying primarily on the ability of Mr. Ullman, Ms. Wong, Mr. Postal and Mr. Fisher to locate and close deals and with minimal operating capital, to close any transactions or to generate any revenues for the Company.

            Mr. Ullman, Ms. Wong, Mr. Postal, and Mr. Fisher will receive no compensation for their services to China Pathfinder Fund other than a share of the fees generated from any closed transactions. China Pathfinder Fund intends to seek, but may not achieve, fees of 1% to 5% of the total value on transactions that are closed by China Pathfinder Fund. China Pathfinder Fund intends to pay 1/2% to 1% of the total fees received by China Pathfinder Fund as consideration for the services of any member or agent who closes a transaction on behalf of China Pathfinder Fund. As of the date of this Report, China Pathfinder Fund has not generated any revenues since its formation, but is currently pursuing two possible ventures in which it might serve as a partner or broker.

            History. Formation. The Company, formerly known as Freedom Funding, Inc. was incorporated under the laws of Delaware on September 18, 1986, subsequently changing its state of incorporation to Colorado. The initial business plan of the Company was a "blind pool" company, that being a company with no business operations but seeking to acquire one or more established businesses with shares of Company stock.

            From 1986  through  early  2002.  The Company  was  unsuccessful  in acquiring any viable businesses until the period 1998 through 2001 when it acquired a number of subsidiaries that were engaged in either systems development (that being, the creation of custom software programs to solve customer's specific business or technology needs), installation and maintenance of name-brand computer network and communication systems, or value-added reseller of and repair company for name-brand computer servers, desktop computer systems. All of these acquired businesses failed by early 2002 because of a combination of one or more of the following factors: inadequate financing of operations and their growth, loss of key personnel in management, sales and technical know-how, ineffective and limited marketing and sales efforts,
inadequate   strategic   planning  and  management  from  the  Company's  senior
management, profitable operations being undermined by using their profits to fund unprofitable operations or to pay for failed operations' liabilities; cyclic business downturns in the industry, especially the value-added reseller or VAR industry in late 1990's, competition from competitors with far greater resources and efficiencies in providing services and products as well as the ability to consistently under-cut the Company's in competitive bids or published prices, and general economic conditions that adversely impact small, undercapitalized companies.

            From early 2002  through  November  30,  2003.  The  Company  had no revenue-producing business operations. It suffered from frequent changes in management and a succession of failed efforts to find a new business line. The corporate functions of the Company were maintained by occasional loans or equity capital investments from former and current officers, directors and shareholders, mostly Bart S. Fisher. With the acquisition of SDI in December 2003, the Company established a revenue-producing, new business line as well as appointing SDI's senior management and affiliates as the new senior management of the Company.

Significant Customers and/or Suppliers

         The Company has over 30 manufacturing concerns in China for its products. The Company is seeking additional manufacturing sources outside of

China in order to have secondary suppliers in the event that the Chinese manufacturing concerns are unable to provide any needed products. To date, the Chinese manufacturing sources have been able to satisfy the Company's orders.

         At December 31, 2003, SDI accounted for all of the Company's revenues. SDI receives approximately 40% of its gross revenues from its top three accounts. Based on the results of current marketing efforts, the Company expects that SDI's client base will expand in fiscal year 2004 and SDI's total and a most of its gross revenues will be generated by a larger customer base.

relationships in the Far East, the loss of these Chinese manufacturing sources would adversely impact on the business of the Company and SDI.

         At December 31, 2003, the Company and SDI rely on two top three SDI customers for almost all of the Company's revenues.

Employees

         At December 31, 2003, the Company operated with the services of its directors, Howard Ullman as the sole senior officer and one corporate secretary, and with no additional employees. The Company has an outside legal counsel and does use consultants, usually operating on a commission-only basis. There is no collective bargaining agreement in place.

Risk Factors

         A purchase of our common stock involves risks. An investor should consider these risks before making a decision to purchase our common stock. Prospective purchasers of our common stock must be prepared for the possible loss of their entire investments. The order in which the following risk factors are presented is arbitrary. The order of presentation does not mean that one risk factor is more significant than another.

Business based on Trade with China

         The Company is a Colorado corporation and subject to the laws of the United States. Our products are obtained from Chinese manufacturing sources. The Company's business may be adversely affected by the economic, diplomatic and political relationships between the U.S. and China, including potential political or military conflict over North Korea or Taiwan. Further, Chinese commercial law is still evolving as a result of China's entrance in to the World Trade Organization and increased trade with the rest of the world. Further, as a centrally-controlled nation and economy, Chinese commercial and trade laws, practices and policies are subject to unexpected changes from the central government. The unpredictability of Chinese commercial laws, practices and policies create a degree of risk that is not present in commercial relations with nations in North America or Western Europe. Our entire strategic plan could be undermined by unexpected, adverse changes in U.S.-Chinese relationships or in Chinese commercial laws, practices and policies.

Uncertainty Whether Company Will Be Able To Meet Its Future Capital Requirements

As of December 31, 2003, Company has only one source of operating cash flow, SDI. While SDI is currently experiencing growth in gross revenues, but SDI is a small business and it is unclear whether SDI will generate sufficient revenues to support the overhead of the Company and SDI for the long term as well as fund Company's strategic plan to grow the Company's business. Company has limited financial resources, and there is no assurance that additional funding will be available from any or other sources. If the Company wishes to acquire business interests, the Company will probably need to raise significant additional funds by selling its securities or enter into some form of financing based on the sale or pledge of its securities. The Company and SDI do not have sufficient assets or the kind of assets typically used to secure traditional debt financing, other than factoring of the accounts receivable ("AR"). Due to the high interest rates charged by AR factors, the Company and SDI are not contemplating or seeking financing through any AR factors. There are no assurances that the Company or SDI can obtain financing on commercially reasonable terms in the foreseeable future. Future equity financing may result in substantial dilution to existing stockholders.

Dependence On Key Personnel

         As of December 31, 2003, Company's continued existence is largely dependent upon the efforts of one person: Howard Ullman. His experience and commercial contacts are responsible for all of SDI's business. The loss or unavailability of his services would have a catastrophic affect on the Company and SDI, its operations and its future prospects. The Company does not maintain key man life insurance policies for Mr. Ullman, but is currently exploring obtaining key man insurance for him. The Company has submitted an employment agreement for Mr. Ullman's review and expects that he will sign the employment agreement, which contains anti-competition provisions, before May 2004.

         The Company is also seeking to add directors, contractors and, if revenue growth allows, employees who can supplement and ultimately replace Mr. Ullman's experience and commercial contacts and make the Company and SDI less reliant upon his participation. All of the current directors, excepting Laurie Holtz, who is a certificated public accountant and leading expert in forensic accounting, were recruited because they bring their own extensive business development experience in the U.S. and/or China to the Company. The creation of China Pathfinder Fund is also an effort to make the Company and SDI less reliant upon Mr. Ullman. If SDI grows, the Company also intends to add one or more business development employees to support and to learn from Mr. Ullman and to hopefully carry on the SDI business if Mr. Ullman is not available to work for SDI. None of these efforts to lessen reliance upon Mr. Ullman may succeed.

         Also, the continued existence and viability of Company is dependent upon its ability to attract and retain qualified people in all areas of its business, especially management positions. If Company is unable to attract and retain qualified personnel, its business may be adversely affected.

Limited Operating History

         As of December 31, 2003, Company has no sustained operating history with SDI upon which to base an evaluation of its business and prospects and the Company's experience with SDI has been too limited to date to allow a reasonable estimation of SDI's potential. There can be no assurance that Company will achieve or sustain profitability on an annual or quarterly basis. The Company's history of failed subsidiary operations involved in a number of mostly technology service or product businesses makes it impracticable to use that historical operating history to project the prospects of the Company's current SDI operation.

         Future operating results will depend upon many factors, including the level of product and price competition, Company's success in attracting and retaining motivated and qualified personnel, and the success of raising additional capital for ventures. Historically, the Company has failed in successfully achieving these critical goals.

Manage Growth

         If SDI grows, the Company or SDI would need to recruit qualified personnel in all areas of its operations. There can be no assurance that Company will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. If Company fails to manage its growth effectively, Company's business, prospects, financial condition and results of operations could be adversely affected. Management's ability to reinvest earnings and allocate capital into profitable ventures should be of primary concern to stockholders.

Lack of Dividends

         Company does not presently intend to pay cash dividends in the foreseeable future. The Company expects to retain any earnings for use in developing and expanding its business. Whether any dividends will be paid in the future will be at the discretion of Company's Board of Directors, and will depend on results of operations, cash requirements and future prospects for Company. Currently, the Company has very limited resources and does not anticipate paying dividends on its common stock or any other class or series of stock for the foreseeable future.

Possible Dilution to Stockholders

         As of December 31, 2003, Company's plan of operation calls for Company to finance business expansion and acquisitions from SDI revenues and issuing securities. Any issue of stock or securities convertible into common stock could result in significant dilution to present and prospective holders of Company's common shares.

Competition

         There is competition from other public and private companies in the business of importing Chinese manufactured goods and brokering commercial relationships between the U.S. and China. Many of the companies with which Company and SDI compete have operations and financial strength many times that of the Company or SDI. The Company may not be successful in growing its core business. Some of the threats to the Company and SDI are that Chinese manufacturing firms will contract directly with buyers in the U.S. and by-pass SDI, or that buyers in the U.S. will by-pass the Company and SDI. Further, as China becomes more predictable in its commercial and political laws, practices and policies, the Company anticipates that more and more companies will enter into the same business as SDI and China Pathfinder Fund. Many of these competitors may have resources and contacts that the many times that of the Company, SDI or China Pathfinder Fund.

History of Net Losses

     The Company generated net losses for the fiscal years ended December 31, 2003 and 2002. The Company had net losses of $200,528 and $2,774, respectively, for those fiscal years.

Loss On Dissolution or Sale

     In the event of the Company's dissolution, the proceeds (if any) realized from the liquidation or sale of the Company or the sale of all or a significant portion of its assets will be distributed to our stockholders only after satisfaction of claims of the Company's creditors and the payment of any liquidation rights of the preferred stockholders, if any. Currently, the Company expects that the holders of common stock would receive none or a very small portion of any proceeds realized on a liquidation or sale of the Company or its assets.

Securities Market Risk and the Penny Stock Risk

Company's common stock is subject to "penny stock" rules as defined in 1934 Securities and Exchange Act of 1934, as amended, Rule 3151-1. The Commission regulates broker-dealers transactions in penny stocks. Penny stocks, with some exceptions, are equity securities with a price of less than $5.00 US. Penny stock rules require a broker-dealer to deliver to a prospective purchaser a standardized disclosure document that provides information about penny stocks and the risks of the penny stock market.

         Bid and offer quotations, and broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting a transaction. The broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement. In addition, the disclosure requirements above may reduce trading activity in the secondary market for penny stocks. Transaction costs with purchases and sales of penny stocks are likely to be higher than those for other securities.

     ITEM 2 DESCRIPTION OF PROPERTY

         The Company leases a single office space of approximately 1,500 rentable square feet at 12535 Orange Drive, Suite 613, Davie, Florida 33330. The monthly rental is approximately $1,200. The lease expires in September 2005. The space contains the principal executive offices of the Company, SDI and China Pathfinder Fund as well as a product showroom for SDI. The Company believes that the current space is adequate for the foreseeable needs of the Company and its operating subsidiaries.

     ITEM 3 LEGAL PROCEEDINGS

         The Company is presently a party to one material law suits. The material law suit is:


CELESTE TRUST LITIGATION.

         Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). A lawsuit filed against CBQ, Inc. by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of

February 18, 2004 or thereabouts. The plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of Company Common Stock and a Promissory Note made by CBQ, Inc. for $700,000 principal amount. The Company has retained legal counsel and is currently contesting the lawsuit as well as countersuing the plaintiffs for $500,000. The current cost of the litigation to the Company is being paid by a former officer and director of the Company, who was part of the Company's management in 2001, without any reimbursement obligation by the Company.

         Settled Lawsuits. BELL MICROPRODUCTS, INC. The Company settled the $459,662.00 judgment in Bell Microproducts, Inc. in Bell Microproducts, Inc. v. CBQ, Inc. (Baltimore Co. Circuit Court, Maryland, Case #03-01-006052, Oct.
2001)under an agreement dated December 19, 2003. A former Company officer and director and a principal shareholder of CBQ, Inc., paid the entire settlement fee of 3 million shares of CBQ, Inc. Common Stock and $25,000 cash.


                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no meetings of security holders during 2003 and to the date of this report; furthermore, no such meetings are contemplated at any time in the near future. There were no matters which have transpired to the date of this filing which require shareholder approval.

            The Company has called for a special meeting of common stock shareholders in May 2004 to consider a proposal to reincorporate a company from the State of Colorado to the State of Florida. A preliminary proxy statement for this special meeting of common stock shareholders was filed on April 8, 2004. The Company intends on holding the special meeting of common stock shareholders on or about May 10, 2004, subject to delay if the Commission reviews the proxy statement.

                                     PART II

                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

         The Company's Common Stock is traded from time to time on the OTC Bulletin Board under the symbol "CBQI.OB".

            The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


                                           HIGH                LOW

2003:

First Quarter                        $     0.001               0.001
Second Quarter                             0.05                0.001
Third Quarter                              0.05                0.02
Fourth Quarter                             0.09                0.02

2002:

First Quarter                        $     0.030         $     0.006
Second Quarter                             0.030               0.008
Third Quarter                              0.012               0.005
Fourth Quarter                             0.008               0.001

DIVIDENDS

         The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of December 31, 2003 was approximately 291.

RECENT SALES OF UNREGISTERED SECURITIES.  None


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

            Factors that might cause such differences include, but are not limited to, our history of unprofitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative partners, our limited sales and marketing experience, the highly competitive industry in which we operate, the impact of political, economic or trade disputes between the United States and China on our business and ability to operate, general economic and business conditions, lack of adequate financing or funding, turnover in senior management, and competition from competitors with greater resources and market share -- some or all of which may be beyond our ability to control.

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

         While the Company believes that SDI will be able to generate sufficient cash flow to pay for SDI's and the Company's direct overhead costs and, with respect to SDI, its internal planned growth in fiscal year 2004, SDI does not generate sufficient cash flow at this time to fund an acquisition program, development of new businesses (except ones requiring low start-up costs or which are complementary to the Company's current low-overhead distribution operations). The Company will not have sufficient funds (unless it is able to raise funds in a private placement or in connection with an acquisition) to undertake any significant business development, or extensive marketing, in terms of scope of campaign and geographical reach, of new products. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product or to issue large number of shares of its capital stock. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         RESULTS OF OPERATIONS - The Company had no operations during 2002. On December 1, 2003, the Company acquired all of the issued and outstanding shares of common stock of Souvenir Direct, Inc. ("SDI"), a private Florida corporation engaged in the business of distributing to its customers custom manufactured souvenir, promotional and gift items manufactured in China. The financial results of SDI for the year ended December 31, 2003 and the period from September 9, 2003 (inception) to December 31, 2002 are reflected in the financial statements of this Report.

         Prior to the spring of 2002, the Company was engaged in systems development, the development of customized software programs for business clients and in value-added reseller of computer hardware and software manufactured by other companies. After the spring of 2002, the Company had no business operations. Accordingly, comparisons with prior periods are not meaningful.

            LIQUIDITY AND CAPITAL RESOURCES. Historically, the Company has not generated enough cash flow from operations to cover its overhead costs and the cost of growth. The inadequacy of cash flow and the inability of the Company to consistently obtain funding and ongoing funding on commercially reasonable terms have undermined the former business operations of the Company and forced the Company to obtain funding from management and through the sale of Company securities.

            The Company sought to acquire SDI because it is a low overhead distributor operation run by two persons, with no inventory of any consequence to finance and with the ability to grow without extensive outlays of funds. The Company is hoping that SDI will generate enough cash flow to cover the overhead costs of the Company and SDI and to fund the expansion of SDI's business. Any acquisitions by the Company will most likely require third-party funding of the acquisition and the acquired operations. As a small business and a penny stock company, the Company will continue to face difficulty in obtaining financing or funding on reasonable commercial terms and


         The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. There are no assurances that such financing will be available on terms acceptable or favorable to the Company. Further, the increase in the number of shares of common stock in the public markets may reduce the ability or appeal of the Company to future sources of possible financing or funding.

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

            IMPACT OF INFLATION. To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been the cost of marketing its product lines to customers in North America. That effort involves mostly Mr. Ullman traveling to make direct marketing and sales pitches to customers and potential customers as well as showing the SDI products at industry trade shows around North America and visiting China to maintain and expand SDI's distribution and manufacturing relationships and channels. The Company generally has been able to meet increase in costs by raising prices of its products.

            COUNTRY RISK. Almost all of the Company's contract manufacturing operations and sources of products are located in China. As such, the Company is subject to significant risks not typically faced by companies operating in or obtaining products from North America and Western Europe. Political, economic and trade conflicts between the United States and China, including possible conflict over North Korea's nuclear weapons program or the independence of Taiwan, could severely hinder the ability of the Company to obtain products and fill customer orders from the Company's current Chinese manufacturing sources. Further, Chinese commercial law is still evolving to accommodate increasing capitalism in Chinese society, especially in terms of commercial relationships and dealings with foreign companies, and can be unpredictable in application or principal. The same unpredictability exists with respect to the central Chinese government, which can unilaterally and without prior warning impose new legal, economic and commercial laws, policies and procedures. This element of unpredictability heightens the risk of doing business in China.

            China is also under international pressure to value its currency in a manner that would increase the value of Chinese currency in respect of other world currencies and thereby increase the cost of Chinese goods in the world market. The Company does not believe that such revaluation of Chinese currency would adversely impact its business because of the low-cost nature of the Company's products and the fact that U.S. dollars is the currency of use in all of the Company's commercial transactions.



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

DIRECTOR'S
NAME                AGE           OFFICE                TERM EXPIRES

Howard Ullman      44           Chief Executive          next annual
                                Officer, President       meeting
                                and Chairman


Cora Wong          60           Director                 next annual
                                                         meeting

Jeffrey Postal     47           Director                 next annual
                                                         meeting

Laurie Holtz*      71           Director                 next annual
                                                         Meeting
-------------------

*  Accepted appointment to Board to fill an existing vacancy

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

         HOWARD ULLMAN is the Chief Executive Officer, President and Chairman of the Board of Directors since December 1, 2003. He served as President and a Director of the Company until resigning from those offices on October 27, 2003 in order to avoid any potential conflicts of interest when prior to . He has spent the last seventeen years in the souvenir, gift and promotional market with China. He founded, operated and successfully sold (1) Magnet World, an overseas manufacturer of magnets in 1984; (2) Fason, an importer of magnets in 1996; and
(3) Magnet Hut, a magnet retailer, in 2000. During 1984, Mr. Ullman moved American magnet technology to China to establish a successful joint venture manufacturing company in the Ghangzhou province of China that has sold more than 200 million magnets to more than 400 large volume buyers in over 75 countries. In 1997, he launched China Direct Trading Company to leverage his Far East supplier network and to broaden his product line into thousands of customized gift items ranging from mugs, key chains, and glassware to hats and lapel pins. Mr. Ullman has owned and operated companies on every level of the supply chain in these industries. Mr. Ullman will provide the expertise required to turn CBQ, Inc. into a world class China trading company in many different lines of importation. Mr. Ullman earned his Bachelor's degree in Economics from Tulane University in 1982.

CORA WONG is an experienced international business executive who specializes in Chinese-North American business development and assisting companies seeking to do business in China. Her experience includes assisting her uncle, a former Vice Premier of the PRC, in raising $200 million from a major U.S. foundation for scholarships for Chinese students studying in the U.S., advising the PRC's Hubei Provincial Development and Planning Commission on establishing natural gas pipelines from Xiangjiang to Shanghai, and advising Hongtu Group in transitioning its core business from manufacturing to software development and related services, which assistance included Ms. Wong facilitating a strategic partnership with one of India's largest software development groups. She is also a Vice President of Integrated Partners, a Denver-based company engaged in financial services and a Managing Director of IICC, Houston-based company engaged in financial services. Ms. Wong has served on the Board of Directors since February 16, 2004.

LAURIE HOLTZ is a certified public accountant practicing in the greater Miami, Florida region for over 30 years. Mr. Holtz was a pioneer in development of forensic accounting and has worked as a forensic auditor in a number of cases over the years. He is the father-in-law of Howard Ullman. Mr. Holtz has served on the Board of Directors since January 2004.

JEFFREY POSTAL is a businessman and dentist in the Miami, Florida region. Mr. Postal owns or founded: Sportacular Art, a company that is licensed by the NFL, MLB and NHL to design and manufacture sports memorabilia for retail distribution in the U.S.; Weston Sports Management, which arranges appearance of athletes at major retail companies around the country; DJP Consulting, a marketing consulting company servicing companies conducting business on the Internet; and DataStream Card Services, which provides billing solutions for companies conducting business on the Internet. He is also the principal of two dental treatment cents, one being one of the largest cranio-facial pain and trauma centers in the State of Florida. He has served on the Board of Directors since January 2004. Mr. Postal received a DMD from Temple University in 1984.


FORMER DIRECTORS AND OFFICERS

            SUSAN XU was a director of the Company since January 14, 2000 until December 4, 2003. She resigned on December 4, 2003 from the Company's Board. There were no disputes between Ms. Xu and the Company at the time of her resignation. She graduated in 1983 with Bachelors degree in from Yan Jing Overseas Chinese University. She is currently the general manager of Asia-European Bridge Corporation, Ltd. This firm specializes in international business transactions primarily in the high technology sector. Ms. Xu also provides consulting to foreign businesses seeking to do business in the Chinese market.

            During the period October 27, 2003 through December 4, 2003, the Company had two interim officers who served from October 27, 2003 until December 4, 2003, which was the date on which Howard Ullman resumed his position as the senior officer of the Company. The two interim officers were Paul W. Richter, who served as Vice President- Legal, and Pam Milan, who served as Corporate Secretary.

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

            The Board of Directors approved the formation of a Compensation Committee on December 1, 2003 in order to oversee the Company's compensation policies and practices and to oversee the Company sole stock benefit plan. The Board of Directors will be meeting on or before April 22, 2004 to consider appointment of members to that committee, which has performed no functions to date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year, except as follows: based on Form 144 filings, the Company believes that Bart Fisher, a shareholder who owns or controls approximately 18.6% of the Company's outstanding shares of Common Stock has not timely filed a Form 4 to report the sale of shares of Common Stock in the last quarter of fiscal year 2003. The Company has alerted Mr. Fisher to the need to file the Form 4 and anticipates that he will make the filing within the 10 business days of the date of this Report.


CODE OF ETHICS

            The Company adopted a Code of Ethics on November 21, 2003. A copy of the Code of Ethics is attached hereto as an exhibit.

Audit Committee Financial Expert

            The Company's  board of directors does not have an "audit  committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."


                         ITEM 10 EXECUTIVE COMPENSATION

         None of the executive officer's salary and bonus exceeded $100,000 during any of the Company's last two fiscal years. AS of December 31, 2003, the Company had only two executives: Howard Ullman, Chief Executive Officer, President and Chairman of the Board of Directors; and Andrea Maragth, Corporate Secretary. Howard Ullman is scheduled to sign an employment agreement on or before April 22, 2004 with the Company. Under the proposed employment agreement, Mr. Ullman will be entitled to an annual base salary of $200,000, which compensation will be delayed or paid in shares of the Company Common Stock until the Company's cash flow can regularly support payment of Mr. Ullman's base salary.


                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


PRINCIPAL SHAREHOLDERS

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 499,350,300 shares of issued and outstanding Common Stock of the Company as of April 14, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


Name of Beneficial                    Common Stock
Owner                                 Shares Owned                      Percent


--------------------------------------------------------------------------------

Howard Ullman                         299,078,500                       60%



Bart & Margaret Fisher                 93,000,000                     18.6%

Laurie Holtz                            4,033,000              less than 1%

All Executive Officers
and Directors as a Group
(4 persons)                          303, 628,500                     61%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         CONFLICTS OF INTEREST

         Prior to December 31, 2003, certain conflicts of interest may have existed between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. With the acquisition of SDI in December 2003, the management of the Company was assumed by Howard Ullman, who devotes all of his work time and efforts to the business of the Company and SDI. All officers who had other careers or duties besides working for the Company have resigned from the Company as of December 4, 2003. Until December 1, 2003, the Company had no operations and could not afford a full-time officer or staff.

         Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. As of December 11, 2003, the Company has adopted and established policies and procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs.

         Under Rule 405 promulgated under the Securities Act of 1933, Mr. Ullman may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.


1. FINANCIAL STATEMENTS
                                       PAGE

Report of Robison, Hill & Co., Independent Certified Public
Accountants.........................................                         F-1

Consolidated Balance Sheets as of December 31, 2003, and
2001...................................................                      F-2

Consolidated  Statements of Operations for the year ended December 31, 2003, and the Period from September 9,
           2002 (inception) to December 31, 2002..................           F-4

Consolidated Statement of Stockholders' Equity
     For the Period from September 9, 2002 (inception)
     To December 31, 2003                               .......              F-5

Consolidated Statements of Cash Flows for the year ended
     December 31, 2003, and the Period from September 9,
     2002 (inception) to December 31, 2002.......................            F-6

Notes to Consolidated Financial
Statements.......................................................            F-8


2. FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein.

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



3.       EXHIBITS

3.1      Articles of Incorporation of the Company *

2.1.1    Articles  of  Incorporation   of  China  Direct  Trading   Company,   a
         wholly-owned subsidiary of the Company **

2.2      By-laws of the Company***

3.2.1 By-Laws of China Direct Trading Corporation, a wholly-owned subsidiary of the Company

14       Code of Ethics, dated November 21, 2003+

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.+

32       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.+


---------------

* Incorporated by reference to Annex C to the Special Meeting Proxy Statement, dated April 15, 2004.

** Incorporated by reference to Annex G to the Special Meeting Proxy Statement, dated April 15, 2004.

*** Incorporated by reference to Annex D the Special Meeting Proxy Statement, dated April 15, 2004.

**** Incorporated by reference to Annex H the Special Meeting Proxy Statement, dated April 15, 2004.

+ Filed as an exhibit to this Report.


         (b) Reports on Form 8-K filed.

            The following reports were filed during the last quarter of the 2003 fiscal year:


                        ITEM 14. CONTROLS AND PROCEDURES


         The Company's Chief Executive Officer has concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES


            The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:

           Service                                     2003                   2002
------------------------------                  ------------------     ------------------
Audit Fees                                      $           13,195     $           14,375
Audit-Related Fees                                               -                      -
Tax Fees                                                         -                      -
All Other Fees                                                   -                      -
                                                ------------------     ------------------
Total                                           $           13,195     $           14,375
                                                ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit
Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    CBQ, INC.

Dated: April 14, 2004               By  /S/     Howard Ullman
                                    Howard Ullman
                                    President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April 2004.

Signatures                          Title

/S/  Howard Ullman
Howard Ullman                       Chief Executive Officer, President
                                    and Director
                                    (Principal Executive Officer)
                                    (Principal Financial and
                                     Accounting Officer)

/s/ Cora Wong                        Director
Cora Wong


/s/ Laurie Holtz                     Director
Laurie Holtz


/s/ Jeffrey Postal                   Director
Jeffrey Postal

                            CBQ, INC. AND SUBSIDIARY

                                       -:-

                         INDEPENDENT ACCOUNTANT'S REPORT


                           DECEMBER 31, 2003 AND 2002

                                                     CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Consolidated Balance Sheets
  December 31, 2003 and 2002...............................................................................F - 2

Consolidated Statements of Operations for the
  Year Ended December 31, 2003 and
  The Period from September 9, 2002 to December 31, 2002...................................................F - 4

Consolidated Statement of Stockholders' Equity for the
  Period From September 9, 2002 (inception) to
  December 31, 2003........................................................................................F - 5

Consolidated Statements of Cash Flows for the
  Year Ended December 31, 2003 and
  The Period from September 9, 2002 to December 31, 2002...................................................F - 6

Notes to Consolidated Financial Statements.................................................................F - 8

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CBQ, Inc. and Subsidiary

         We have audited the accompanying balance sheets of CBQ, Inc. and Subsidiary as of December 31, 2003 and 2002 and the related statements of operations, stockholder's equity and cash flows for the year ended December 31, 2003 and the period from September 9, 2002 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBQ, Inc. and Subsidiary as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 12, 2004

                            CBQ, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $           24,841  $                -
   Deferred Tax Asset                                                                     7,300                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                                32,141                   -
                                                                             ------------------  ------------------

Other non-current assets:
   Investments                                                                                -                   -
   Deposits                                                                               1,713                   -
                                                                             ------------------  ------------------

      Total other non-current assets                                                      1,713                   -
                                                                             ------------------  ------------------

         Total assets                                                        $           33,854  $                -
                                                                             ==================  ==================

                            CBQ, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                December 31,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                                   $          705,775  $                -
   Accrued expenses                                                                     175,000                   -
   Customer Deposits                                                                     60,895                   -
   Due to related party                                                                   1,215                   -
   Due to shareholders                                                                  145,000                   -
                                                                             ------------------  ------------------

         Total Liabilities                                                            1,087,885                   -
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share  Authorized  100,000,000  shares,
      Issued -0- shares at December 31, 2003
      and 2002                                                                                -                   -
   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 499,350,300 Shares at December 31, 2003
      and 97,000,000 shares at December 31, 2002                                         49,935               9,700
   Additional paid-in capital                                                                 -                   -
   Shareholder receivables                                                             (112,517)                  -
   Accumulated deficit                                                                 (991,449)             (9,700)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                     (1,054,031)                  -
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $           33,854  $                -
                                                                             ==================  ==================






   The accompanying notes are an integral part of these financial statements.

                            CBQ, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         For the Year
                                                                                      Ended December 31,
                                                                            --------------------------------------
                                                                                   2003                2002
                                                                            ------------------  ------------------

Revenues                                                                    $          615,265  $                -
Cost of Sales                                                                         (434,953)                  -
                                                                            ------------------  ------------------

        Gross Profit                                                                   180,312                   -
                                                                            ------------------  ------------------

Operating Expenses:
  Sales and marketing                                                                    7,200                   -
  Travel                                                                                26,370                   -
  Other General and administrative                                                      80,570               2,774
                                                                            ------------------  ------------------

       Total Operating Expenses                                                        114,140               2,774
                                                                            ------------------  ------------------

Net Operating Income (Loss)                                                             66,172              (2,774)

Other Income (Expense):
  Loss on Investment                                                                  (274,000)                  -
                                                                            ------------------  ------------------

Income (Loss) before income taxes                                                     (207,828)             (2,774)

Deferred Income Tax Benefit                                                              7,300                   -
                                                                            ------------------  ------------------

Net Income (Loss)                                                           $         (200,528) $           (2,774)
                                                                            ==================  ==================

Weighted Average
Shares Outstanding                                                                 131,172,217          97,000,000
                                                                            ==================  ==================

Income (Loss) per Common Share                                              $                -  $                -
                                                                            ==================  ==================






   The accompanying notes are an integral part of these financial statements.

                            CBQ, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                                         Additional
                                                      Preferred Stock            Common Stock              Paid-In       Retained
                                                    Shares      Par Value      Shares       Par Value      Capital        Deficit
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance at September 9, 2002
   (Inception)                                          --     $      --             100   $       100   $     2,674    $      --

September 9, 2002 - Retroactive
   adjustment for equivalent shares
   issued in reverse acquisition                        --            --      96,999,900         9,600        (2,674)        (6,926)

Net Loss                                                --            --            --            --            --           (2,774)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2002                            --            --      97,000,000         9,700          --           (9,700)

Stock issued in connection with
   reverse acquisition of Souvenir Direct
   on December 1, 2003                                  --            --     402,350,300        40,235          --         (781,221)

Net Loss                                                --            --            --            --            --         (200,528)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2003                            --     $      --     499,350,300   $    49,935   $      --      $  (991,449)
                                                 ===========   ===========   ===========   ===========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                            CBQ, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Period
                                                                                        From
                                                                                    September 9,
                                                                                  For the Year 2002
                                                                    Ended                to
                                                                December 31,        December 31,
                                                                    2003                2002
                                                             ------------------- ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                         $          (200,528)$           (2,774)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Write-off of Investment                                            274,000
      Stock issued for expenses                                                -              2,774
      Deferred taxes                                                      (7,300)                 -
      (Increase) decrease in security deposits                            (1,713)                 -
      Increase (decrease) in accounts payable                              9,004                  -
      Increase (decrease) in deposits from customers                      60,895                  -
                                                             ------------------- ------------------

  Net Cash Used in continuing operations                                 134,358                  -
                                                             ------------------- ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by (used) investing activities                               -                  -
                                                             ------------------- ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Shareholder receivables                                                 (112,517)                 -
Proceeds from shareholder payables                                         3,000                  -
                                                             ------------------- ------------------
Net Cash Provided by Financing Activities                               (109,517)                 -
                                                             ------------------- ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                               24,841                  -
Cash and Cash Equivalents
  at Beginning of Period                                                       -                  -
                                                             ------------------- ------------------
Cash and Cash Equivalents
  at End of Period                                           $            24,841 $                -
                                                             =================== ==================

                            CBQ, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                               For the Period
                                                                                    From
                                                                                September 9,
                                                                              For the Year 2002
                                                                Ended                to
                                                            December 31,        December 31,
                                                                2003                2002
                                                          -----------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $               -  $                -
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:


         On September 9, 2002, 100 shares of common stock were issued for $2,774 in start-up expenses.

         On December 1, 2003, the Company issued 97,000,000 shares of common stock to acquire Souvenir Direct, Inc. in a reverse acquisition.

         On December 1, 2003, 402,350,300 shares of common stock were issued to the previous owners of CBQ, Inc. in connection with the reverse acquisition of Souvenir Direct, Inc.














   The accompanying notes are an integral part of these financial statements.

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has a working capital deficit of approximately $1,056,000 for the year ended December 31, 2003. During 2003, the Company acquired an operating company. The Company believes this acquisition will finance its operations for the coming year.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, and market penetration and profitable operations.

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

         Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida.

         On December 1, 2003, CBQ, Inc. acquired 100% of the outstanding common stock of Souvenir Direct, Inc. in a reverse acquisition. At this time, a new reporting entity was created. Souvenir Direct, Inc. is considered the reporting entity for financial reporting purposes.

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN (continued)

Nature of Business

         The  Company  is engaged  in the  business  of  marketing  and  selling novelty, gift, and promotional items in North America. The items are manufactured in the People's Republic of China by third-party manufacturing companies.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Principles of Consolidation

         The consolidated financial statements for the years ended December 31, 2003 and 2002 include the accounts of the parent entity and its subsidiary Souvenir Direct, Inc.

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

Net Income (Loss) Per Common Share

         Basic earnings (loss) per share has been computed by dividing  earnings
(loss) available to common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalent shares outstanding at December 31, 2003 and 2002.

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2002  financial statements to conform with the 2003 presentation.

Major Suppliers

         The Company's major suppliers are from the People's Republic of China and to a lesser extent, a variety of Pacific Rim countries. The Company relies on 30 manufacturing concerns in China for its products. The loss of these Chinese manufacturing sources would adversely impact on the business of the Company.

Major Customer

         At December 31, 2003, the Company receives approximately 40% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

Revenue Recognition

         Sales revenue is recognized upon the shipment of merchandise from suppliers to customers. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized.

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $3,082 for the year ended December 31, 2003 and $0 for the period from September 9, 2002 to December 31, 2002.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 3 - INVESTMENTS

         On May 11, 1999, the Company acquired 19% of the outstanding interest of Global Logistics Partners, LLC ("GLP"), a privately held Texas limited liability company in a tax-free exchange. This interest was acquired solely for the issuance of 4,233,200 common shares. During 2003, this investment became worthless and the entire $274,000 investment was written-off.

NOTE 4 - DUE TO SHAREHOLDERS

         As of December 31, 2003, shareholders had advanced the Company $145,000. These advances are unsecured, non-interest bearing and due on demand. At December 31, 2002, the total amount due to shareholders was $0.

NOTE 5 - LEASES

         The Company leases approximately 1,500 square feet of office space from Flamingo Commons, LLC. The lease requires monthly lease payments of approximately $1,200 . The lease expires in September 2005. The office space is used as the corporate headquarters. It is located at 12535 Orange Drive, Suite 613, Davie, Florida 33330.

         The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150.

         Rental expense under these leases was approximately $15,000 for the year ended December 31, 2003 and $0 for the period from September 9, 2002 to December 31, 2002.

The minimum future lease payments under these leases for the next five years are:


          Year Ended December 31,
-------------------------------------------
         2004                                             $       14,400
         2005                                                     10,800
         2006                                                          -
         2007                                                          -
         2008                                                          -
                                                          --------------
         Total minimum future lease payments              $       25,200
                                                          ==============

NOTE 6 - STOCK TRANSACTIONS

         On September 9, 2002, the Company issued 100 shares of common stock for $2,774 of start- up expenses.

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 6 - STOCK TRANSACTIONS (continued)

         On December 1, 2003, the Company issued 97,000,000 shares of common stock to acquire Souvenir Direct, Inc. in a reverse acquisition. The 100 shares that were previously issued were retroactively adjusted to reflect the equivalent number of shares that were issued in connection with the reverse acquisition. The acquisition was recorded by a credit to common stock of $9,600 and a debit to paid-in capital of $2,674 and a debit to retained earnings of $6,926. Also on December 1, 2003, an additional 402,350,300 shares of common stock were issued to the previous owners of CBQ, Inc. All references to stock reflect the retroactive adjustment to the shares.

NOTE 7 - INCOME TAXES

         The provision for income taxes consists of federal income tax and Florida state income tax. The provision consists of the following:


Current:
   Federal                                        $                   -
   State                                                          -
                                                  -----------------
                                                                  -
   Deferred tax benefit                                      (7,300)
                                                  -----------------
   Income tax benefit                             $          (7,300)
                                                  =================

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $7,300 as of December 31, 2003. These deferred tax benefits are the result of prepaid customer deposits that are made towards future sales.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

                                                              December 31, 2003
                                                             ------------------
Expense (Benefit) at the federal statutory rate of 15%       $                -
Nondeductible expenses                                                        -
State Income Taxes                                                            -
Deferred Tax Benefit                                                     (7,300)
Other                                                                         -
                                                             ------------------
Effective Tax Expense (Benefit)                              $           (7,300)
                                                             ==================

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 7 - INCOME TAXES (continued)

         The above table reflects activity from December 1, 2003 to December 31, 2003. Prior to December 1, 2003, the Company was an S-corporation and did not incur income taxes. Instead, its earnings and losses were included in the personal returns of its shareholders and taxed depending on their personal tax situations. The 2002 financial statements do not reflect a provision for income taxes.

NOTE 8 - LEGAL SETTLEMENTS

         CBQ, Inc. had an agreement with a funding source to sell certain receivables with recourse. In the event of the customer's default the company must repurchase the receivables from the funding source. As of December 31, 2001, the company was contingently liable in the amount of $935,275 relating to such receivables sold with recourse. In November, 2001 the funding source sued the Company, several of its subsidiaries and on officer of the Company in the Superior Court of New Jersey, Bergen County, Case No. BER-L-9684-01, alleging the sum of $935,275.25 was due from the defendants under the factoring arrangement. On April 9, 2003, this litigation was settled, with the Company agreeing to pay $300,000 to settle the claim. The Company has since paid $125,000 towards this settlement. The remaining $175,000 is recorded in the financial statements as part of accrued expenses at December 31, 2003.

NOTE 9 - SUBSEQUENT EVENTS

         In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company. The purpose of this new subsidiary is to pursue the business of acting as a funding and merger-and-acquisition agent in the United States and China.