Form 10KSB/A
period 2003-12-31
CBQ INC
filed 2004-04-20
CIK 814926

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

            As of April 14, 2004, there were 499,350,300 shares of the Registrant's common stock, par value $0.0001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: On April 14, 2004, the closing bid and asked prices for the shares of common stock of registrant, were $0.04 and $0.04, respectively. On that date affiliates held approximately 396,111,500 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was approximately $4,129,552.

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


                                     PART I
                                    BUSINESS

Item 1.  GENERAL

         Primary Business. The Company, a Colorado corporation with its common stock traded on the OTC.BB (SYMBOL: CBQI.OB), is a holding company that conducts its businesses through wholly-owned or majority- owned subsidiaries. Since December 2003, the Company's current principal business is to act as a trader and distribute souvenir, promotional, gift and other similar products customized manufactured by the Company's manufacturing sources in China for North American customers of the Company's wholly-owned SDI subsidiary. These Chinese manufacturing sources are capable of producing a variety of manufactured goods. A typical product distributed by SDI would be a novelty key chain with the customer's logo or trademark - often an internationally known trademark or logo. SDI distributes its products to Wal-Mart, the world's largest retailer, Walt Disney Resorts, Six Flags Theme Parks, and other retailers and distributors. The Company and its subsidiaries all operate from the same facility: 12535 Orange Drive, Suite 613, Davis, Florida 33330, located in Broward County.

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

     At December 31, 2003, SDI accounted for all of the Company's revenues. SDI receives approximately 40% of its gross revenues from its top three accounts. Based on the results of current marketing efforts, the Company expects that SDI's client base will expand in fiscal year 2004 and SDI's total and most of its gross revenues will be generated by a larger customer base.

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

         When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of Company Common Stock and a Promissory Note made by CBQ, Inc. for $700,000 principal amount. The Company has retained legal counsel and is currently contesting the lawsuit. On April 15, 2004, the Court denied the plaintiffs' motion for default judgment and set the case for discovery and trial.

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

            The Company sought to acquire SDI because it is a low overhead distributor operation run by two persons, with no inventory of any consequence to finance and with the ability to grow without extensive outlays of funds. The Company is hoping that SDI will generate enough cash flow to cover the overhead costs of the Company and SDI and to fund the expansion of SDI's business. Any acquisitions by the Company will most likely require third-party funding of the acquisition and the acquired operations. As a small business and a penny stock company, the Company will continue to face difficulty in obtaining financing or funding on reasonable commercial terms.


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


1. FINANCIAL STATEMENTS
                                       PAGE

Report of Robison, Hill & Co., Independent Certified Public
Accountants.................................................                 F-1

Consolidated Balance Sheets as of December 31, 2003, and
2001........................................................                 F-2

Consolidated Statements of Operations for the year ended
     December 31, 2003, and the Period from September 9,
     2002 (inception) to December 31, 2002..................                 F-4

Consolidated Statement of Stockholders' Equity
     For the Period from September 9, 2002 (inception)
     To December 31, 2003....................................                F-5

Consolidated Statements of Cash Flows for the year ended
     December 31, 2003, and the Period from September 9,
     2002 (inception) to December 31, 2002...................                F-6

Notes to Consolidated Financial
Statements...................................................                F-8


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

                                    CBQ, INC.

Dated: April 20, 2004               By  /S/     Howard Ullman
                                    Howard Ullman
                                    President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 20th day of April 2004.

Signatures                          Title

/S/  Howard Ullman
Howard Ullman                       Chief Executive Officer, President
                                    and Director
                                    (Principal Executive Officer)
                                    (Principal Financial & Accounting
                                                   Officer)

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

Salt Lake City, Utah
April 19, 2004

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
                                                                             ==================  ==================

                            CBQ, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                December 31,        December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                                   $          142,117  $                -
   Accrued expenses                                                                     175,000                   -
   Customer Deposits                                                                     60,895                   -
   Due to related party                                                                   1,215                   -
   Due to shareholders                                                                  145,000                   -
                                                                             ------------------  ------------------

         Total Liabilities                                                              524,227                   -
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share
      Authorized  100,000,000  shares,
      Issued -0- shares at December 31, 2003
      and 2002                                                                                -                   -
   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 499,350,300 Shares at December 31, 2003
      and 97,000,000 shares at December 31, 2002                                         49,935               9,700
   Additional paid-in capital                                                           563,658                   -
   Shareholder receivables                                                             (112,517)                  -
   Accumulated deficit                                                                 (991,449)             (9,700)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                       (490,373)                  -
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $           33,854  $                -
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

                            CBQ, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                        Additional
                                                         Preferred Stock            Common Stock          Paid-In       Retained
                                                       Shares     Par Value      Shares     Par Value     Capital       Deficit
                                                     ----------   ----------   ----------   ----------   ----------    ----------

Balance at September 9, 2002
   (Inception) ...................................         --     $     --            100   $      100   $    2,674    $     --

September 9, 2002 - Retroactive
   adjustment for equivalent shares
   issued in reverse acquisition .................         --           --     96,999,900        9,600       (2,674)       (6,926)

Net Loss .........................................         --           --           --           --           --          (2,774)
                                                     ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2002 .....................         --           --     97,000,000        9,700         --          (9,700)

Stock issued in connection with
   reverse acquisition of Souvenir Direct
   on December 1, 2003 ...........................         --           --     402,350,300      40,235         --        (781,221)

Capital contributed by shareholder
   For payment of accounts payable ...............         --           --           --           --        563,658          --

Net Loss .........................................         --           --           --           --           --        (200,528)
                                                     ----------   ----------   ----------   ----------   ----------    ----------

Balance at December 31, 2003 .....................         --     $     --     499,350,300  $   49,935   $  563,658    $ (991,449)
                                                     ==========   ==========   ==========   ==========   ==========    ==========



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

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for CBQ, Inc. and Subsidiary is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

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

Major Suppliers

         The Company's major suppliers are from the People's Republic of China and to a lesser extent a variety of Pacific Rim countries. The Company relies on 30 manufacturing concerns in China for its products. The loss of these Chinese manufacturing sources would adversely impact on the business of the Company.

Major Customer

         At December 31, 2003, the Company receives approximately 40% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

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

NOTE 3 - DUE TO SHAREHOLDERS

         As of December 31, 2003, shareholders had advanced the Company $145,000. These advances are unsecured, non-interest bearing and due on demand. At December 31, 2002, the total amount due to shareholders was $0.

NOTE 4 - LEASES

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

NOTE 4 - LEASES (continued)

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

NOTE 5 - STOCK TRANSACTIONS

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

NOTE 6 - INCOME TAXES

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
                                                  =================

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 6 - INCOME TAXES (continued)

benefits of $7,300 as of December 31, 2003. These deferred tax benefits are the result of prepaid customer deposits that are made towards future sales.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:


                                                                 December 31,
                                                                     2003
                                                              ------------------
Expense (Benefit) at the federal statutory rate of 15%       $                -
Nondeductible expenses                                                        -
State Income Taxes                                                            -
Deferred Tax Benefit                                                     (7,300)
Other                                                                         -
                                                              ------------------
Effective Tax Expense (Benefit)                                         $(7,300)
                                                              ==================

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

NOTE 7 - LEGAL SETTLEMENTS

         On December 19, 2003, the Company settled a $459,662 judgment with Bell Microproducts, Inc. This $459,662 plus interest of $103,996 had been included in the Company's accounts payable. Bart Fisher, a former officer and director and principal shareholder of the Company paid the entire settlement of 3,000,000 shares of common stock and $25,000 cash. Mr. Fisher agreed to assume the obligation to pay the settlement consideration without any consideration or reimbursement from the Company.

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

                            CBQ, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 8 - CONTINGENCIES

         Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). A lawsuit filed against CBQ, Inc. by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The plaintiffs purchased debentures issued by Socrates Technologies Corporation
(STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of Company Common Stock and a Promissory Note made by CBQ, Inc. for $700,000 principal amount. The Company has retained legal counsel and is currently contesting the lawsuit. On April 15, 2004, the Court denied the plaintiffs' motion for default judgment and set the case for discovery and trial.

NOTE 9 - SUBSEQUENT EVENTS

         In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company. The purpose of this new subsidiary is to pursue the business of acting as a funding and merger-and-acquisition agent in the United States and China.