Form 10QSB
period 2004-03-31
CBQ INC
filed 2004-05-14
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

      For the transition period from                      to
                                    ---------------------    -------------------
                        Commission file number 33-4707-NY
         ---------------------------------------------------------------

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

                                 (954) 474-0224
                            Issuer's telephone number


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2004 Approximately 500,000,000 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1.  Financial Statements

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $           90,250  $           24,841
   Deferred Tax Asset                                                                     7,300               7,300
                                                                             ------------------  ------------------

     Total Current Assets                                                                97,550              32,141
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                       2,688                   -
   Accumulated Depreciation                                                                (224)                  -
                                                                             ------------------  ------------------

     Net Fixed Assets                                                                     2,464                   -
                                                                             ------------------  ------------------

Other non-current assets:
   Deposits                                                                               1,713               1,713
                                                                             ------------------  ------------------

         Total assets                                                        $          101,727  $           33,854
                                                                             ==================  ==================

                           CBQ, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                                (Unaudited)
                                                                                  March31,          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable, trade                                                   $            8,570  $           63,117
   Accrued expenses                                                                      79,000             254,000
   Customer Deposits                                                                     60,000              60,895
   Due to related party                                                                       -               1,215
   Due to shareholders                                                                        -             145,000
                                                                             ------------------  ------------------

      Total liabilities                                                                 147,570             524,227
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share
      Authorized  100,000,000  shares,
      Issued -0- shares at March 31, 2004 and
      December 31, 2003                                                                       -                   -
   Common Stock, par value $.0001 per share
      Authorized 500,000,000 shares,
      Issued 499,350,300 Shares at March 31, 2004
      and December 31, 2003                                                              49,935              49,935
   Additional paid-in capital                                                           935,986             563,658
   Shareholder receivables                                                             (118,628)           (112,517)
   Accumulated deficit                                                                 (913,136)           (991,449)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                        (45,843)           (490,373)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $          101,727  $           33,854
                                                                             ==================  ==================






                             See accompanying notes.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                             (Unaudited)
                                                                    For the three months ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                       2004                  2003
                                                                ------------------    ------------------

Revenues                                                        $          273,432    $          176,938
Cost of Sales                                                              142,140                90,679
                                                                ------------------    ------------------

   Gross Profit                                                            131,292                86,259
                                                                ------------------    ------------------

Operating Expenses:
   Sales and Marketing                                                       4,815                   323
   Other General and Administrative                                         47,344                66,905
                                                                ------------------    ------------------

     Total Operating Expenses                                               52,159                67,228
                                                                ------------------    ------------------

         Net Operating Income (Loss)                                        79,133                19,031

Other Income (Expense):
   Interest Expense                                                           (820)               (2,299)
                                                                ------------------    ------------------

     Net Income (Loss)                                          $           78,313    $           16,732
                                                                ==================    ==================

Weighted Average Shares Outstanding                                    499,350,300            97,000,000
                                                                ==================    ==================

Income (Loss) per Share                                         $                -    $                -
                                                                ==================    ==================











                             See accompanying notes.

                           CBQ, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (Unaudited)
                                                             For the three months ended
                                                                        March 31,
                                                          -------------------------------------
                                                                2004                2003
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                      $          78,313  $           16,732
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Depreciation                                                      224                   -
     (Increase) decrease in security deposits                             -              (1,713)
      Increase (decrease) in accounts payable                        (3,434)                  -
      Increase (decrease) in customer deposits                         (895)                  -
                                                          -----------------  ------------------

Net cash used in operating activities                                74,208              15,019
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                             (2,688)                  -
                                                          -----------------  ------------------
Net cash provided by (used) investing activities                     (2,688)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Shareholder receivables                                              (6,111)                  -
                                                          -----------------  ------------------
Net Cash Provided by
  Financing Activities                                               (6,111)                  -
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          65,409              15,019
Cash and Cash Equivalents
  at Beginning of Period                                             24,841                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $          90,250  $           15,019
                                                          =================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $             820  $            2,299
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: NONE

                             See accompanying notes.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for CBQ, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Principles of Consolidation

         The consolidated financial statements for the three months ended March 31, 2004 and the year ended December 31, 2003 include the accounts of the parent entity and its subsidiary Souvenir Direct, Inc.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

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

Net Income (Loss) Per Common Share

         Basic earnings (loss) per share has been computed by dividing  earnings
(loss) available to common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalent shares outstanding at March 31, 2004 and 2003.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2003  financial statements to conform with the 2004 presentation.

Major Suppliers

         The Company's major suppliers are from the People's Republic of China and to a lesser extent a variety of Pacific Rim countries. The Company relies on 30 manufacturing concerns in China for its products. The loss of these Chinese manufacturing sources would adversely impact on the business of the Company.

Major Customers

         At March 31, 2004, the Company receives approximately 36% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Revenue Recognition

         Sales revenue is recognized upon the shipment of merchandise from suppliers to customers. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized.

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $4,815 for the three months ended March 31, 2004 and $323 for the three months ended March 31, 2003.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 2 - LEASES

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

         Rental expense under these leases was approximately $15,000 for the year ended December 31, 2003.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE 4 - LEASES (continued)

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

NOTE 6 - INCOME TAXES

         As of December 31, 2003, the provision for income taxes consists of federal income tax and Florida state income tax. The provision consists of the following:


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

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. The Company may offer a cash and stock settlement in the near future to eliminate this award. As of December 31, 2003 and March 31, 2004, the award amount has been included in the accrued expenses of the Company.

                           CBQ, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS MARCH 31, 2004 AND 2003

NOTE 8 - CONTINGENCIES

         Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). A lawsuit filed against CBQ, Inc. by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The plaintiffs purchased debentures issued by Socrates Technologies Corporation
(STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of Company Common Stock and a Promissory Note made by CBQ, Inc. for $700,000 principal amount. The Company is currently contesting the lawsuit. On April 15, 2004, the Court denied the plaintiffs' motion for default judgment and set the case for discovery and trial.

NOTE 9 - SUBSIDIARY

         In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company. The purpose of this new subsidiary is to pursue the business of acting as a funding and merger-and-acquisition agent in the United States and China.


Item 2.  Management's Discussion and Analysis or Plan of Operation

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS - The Company had no operations during 2002. On December 1, 2003, the Company acquired all of the issued and outstanding shares of common stock of Souvenir Direct, Inc. ("SDI"), a private Florida corporation engaged in the business of distributing to its customers custom manufactured souvenir, promotional and gift items manufactured in China. The financial results of SDI for the three months ended March 31, 2004 and 2003 are reflected in the financial statements of this Report.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         CELESTE TRUST LITIGATION. Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). A lawsuit filed against CBQ, Inc. by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a former public Delaware corporation, in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the plaintiffs the consideration that was to be paid to STC by CBQ, Inc. for the acquired STC subsidiaries' assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of Company Common Stock and a Promissory Note made by CBQ, Inc. for $700,000 principal amount. The Company is currently contesting the lawsuit. On April 15, 2004, the Court denied the plaintiffs' motion for default judgment and the case is being for discovery and trial.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.3 Operating Agreement for China Pathfinder Fund, LLC, a Florida limited liability company.

10.1     Form  of  Indemnification   Agreement,   dated  April  18,  2004.

10.2     Employment  Agreement by CBQ, Inc. and Howard  Ullman,  Dated April 18,
         2003.

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.



(b) Reports on Form 8-K.

i) Items 12 and 7 - Financial results for Fiscal Year 2003. Report dated and filed April 22, 2004.

ii) Item 9 Regulation FD Disclosure - Web Cast Transcript. Report dated February 13, 2004 and filed February 26, 2004; and

iii) Item 5 - Appointment of new director. Report dated February 13, 2004 and dated February 26, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 2004.

CBQ, Inc.

May 14, 2004

/s/ Howard Ullman
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)