Form 10QSB
period 2004-06-30
CHINA DIRECT TRADING CORP
filed 2004-08-10
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

         [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________________to____________________
Commission file number 33-4707-NY

China Direct Trading Corporation
(Exact name of small business issuer as specified in its charter)

Florida	84-1047159
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12535 Orange Drive, Suite 613, Davie, Florida 33330
(Address of principal executive offices)

(954) 474-0224
Issuer’s telephone number

                     CBQ, Inc.
(Former name, former address and former fiscal year, if changed since last report.)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDING
DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: June 30, 2004 Approximately 499,350,300 shares

        Transitional Small Business Disclosure Format (check one). Yes___; No    X

PART I

Item 1. Financial Statements

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
Assets:
Current assets:
Cash	$138,421	$24,841
Deferred Tax Asset	7,300	7,300

Total Current Assets	145,721	32,141

Fixed Assets:
Office Equipment	2,688	--
Accumulated Depreciation	(448)	--

Net Fixed Assets	2,240	--

Other non-current assets:
Deposits	1,713	1,713

Total assets	$149,674	$33,854

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited) June 30, 2004	December 31, 2003
Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
Accounts payable, trade	$10,564	$63,117
Accrued expenses	79,000	254,000
Customer Deposits	60,000	60,895
Due to related party	--	1,215
Due to shareholders	--	145,000

Total liabilities	149,564	524,227

Stockholders' Equity (Deficit):
Preferred Stock, par value $.001 per share
Authorized 100,000,000 shares,
Issued -0- shares at June 30, 2004 and
December 31, 2003	--	--
Common Stock, par value $.0001 per share
Authorized 500,000,000 shares,
Issued 499,350,300 Shares at June 30, 2004
and December 31, 2003	49,935	49,935
Additional paid-in capital	935,986	563,658
Shareholder receivables	(114,368)	(112,517)
Accumulated deficit	(871,443)	(991,449)

Total Stockholders' Equity (Deficit)	110	(490,373)

Total Liabilities and
Stockholders' Equity (Deficit)	$149,674	$33,854

See accompanying notes.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the three months ended June 30,		(Unaudited) For the six months ended June 30,
	2004	2003	2004	2003
Revenues	$401,005	$181,691	$674,437	$358,629
Cost of Sales	282,579	119,070	424,719	209,749

Gross Profit	118,426	62,621	249,718	148,880

Operating Expenses:
Sales and Marketing	6,103	1,559	10,918	1,882
Other General and Administrative	69,721	27,608	117,065	65,557

Total Operating Expenses	75,824	29,167	127,983	67,439

Net Operating Income (Loss)	42,602	33,454	121,735	81,441
Other Income (Expense):
Interest Expense	(909)	(930)	(1,729)	(3,229)

Net Income (Loss)	$41,693	$32,524	$120,006	$78,212

Weighted Average Shares Outstanding	499,350,300	97,000,000	499,350,300	97,000,000

Income (Loss) per Share	$--	$--	$--	$--

See accompanying notes.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
Net Income (Loss)	$120,006	$78,212
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Depreciation	448	--
(Increase) decrease in security deposits	--	(1,713)
Increase (decrease) in accounts payable	(1,440)	--
Increase (decrease) in customer deposits	(895)	--

Net cash used in operating activities	118,119	76,499

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets	(2,688)	--

Net cash provided by (used) investing activities	(2,688)	--

CASH FLOWS FROM FINANCING
ACTIVITIES:
Shareholder receivables	(1,851)	(60,004)

Net Cash Provided by
Financing Activities	(1,851)	(60,004)

Net (Decrease) Increase in
Cash and Cash Equivalents	113,580	16,495
Cash and Cash Equivalents
at Beginning of Period	24,841	--

Cash and Cash Equivalents
at End of Period	$138,421	$16,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,729	$3,229
Franchise and income taxes	$--	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ANDFINANCING
ACTIVITIES: NONE

See accompanying notes.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFOR
THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for China Direct Trading Corporation and Subsidiaries (formerly CBQ, Inc.) is presented to assist in understanding the Company’s financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        CBQ, Inc., (formerly Freedom Funding, Inc.) a Colorado corporation, was incorporated September 18, 1986, under the laws of the State of Delaware, and changed its situs to Colorado in 1989.

        Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida.

        On December 1, 2003, China Direct Trading Corporation acquired 100% of the outstanding common stock of Souvenir Direct, Inc. in a reverse acquisition. At this time, a new reporting entity was created. Souvenir Direct, Inc. is considered the reporting entity for financial reporting purposes.

        In May 2004, the Company changed its name to China Direct Trading Corporation and reincorporated from the State of Colorado to the State of Florida.

Nature of Business

        The Company is engaged in the business of marketing and selling novelty, gift, and promotional items in North America. The items are manufactured in the People’s Republic of China by third-party manufacturing companies.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFOR
THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

        The consolidated financial statements for the six months ended June 30, 2004 and the year ended December 31, 2003 include the accounts of the parent entity and its subsidiary Souvenir Direct, Inc.

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

Net Income (Loss) Per Common Share

        Basic earnings (loss) per share has been computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the years. There were no common stock equivalent shares outstanding at June 30, 2004 and 2003.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

        Certain reclassifications have been made in the 2003 financial statements to conform with the 2004 presentation.

Major Suppliers

        The Company’s major suppliers are from the People’s Republic of China and to a lesser extent a variety of Pacific Rim countries. The Company relies on 30 manufacturing concerns in China for its products. The loss of these Chinese manufacturing sources would adversely impact on the business of the Company.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFOR
THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Major Customers

        At June 30, 2004, the Company receives approximately 36% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

Revenue Recognition

        Sales revenue is recognized upon the shipment of merchandise from suppliers to customers. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized.

Advertising

        Advertising costs are expensed as incurred. Advertising expense was $10,918 for the six months ended June 30, 2004 and $1,882 for the six months ended June 30, 2003.

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 2 — LEASES

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

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFOR
THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 4 — LEASES (continued)

        The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,

2004	$14,400
2005	10,800
2006	--
2007	--
2008	--

Total minimum future lease payments	$25,200

NOTE 5 — STOCK TRANSACTIONS

        On September 9, 2002, the Company issued 100 shares of common stock for $2,774 of start-up expenses.

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

NOTE 6 — INCOME TAXES

        As of December 31, 2003, the provision for income taxes consists of federal income tax and Florida state income tax. The provision consists of the following:

Current:
Federal	$--
State	--

Deferred tax benefit	(7,300)

Income tax benefit	$(7,300)

        Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
>NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFOR
THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 6 — INCOME TAXES (continued)

benefits of $7,300 as of December 31, 2003. These deferred tax benefits are the result of prepaid customer deposits that are made towards future sales.

        The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

December 31, 2003
Expense (Benefit) at the federal statutory rate of 15%	$--
Nondeductible expenses	--
State Income Taxes	--
Deferred Tax Benefit	(7,300)
Other	--

Effective Tax Expense (Benefit)	$(7,300)

        The above table reflects activity from December 1, 2003 to December 31, 2003. Prior to December 1, 2003, the Company was an S-corporation and did not incur income taxes. Instead, its earnings and losses were included in the personal returns of its shareholders and taxed depending on their personal tax situations. The 2002 financial statements do not reflect a provision for income taxes.

NOTE 7 — LEGAL SETTLEMENTS

        On December 19, 2003, the Company settled a $459,662 judgment with Bell Microproducts, Inc. This $459,662 plus interest of $103,996 had been included in the Company’s accounts payable. Bart Fisher, a former officer and director and principal shareholder of the Company paid the entire settlement of 3,000,000 shares of common stock and $25,000 cash. Mr. Fisher agreed to assume the obligation to pay the settlement consideration without any consideration or reimbursement from the Company.

        In June 2001, ITC/INFO Tech (“Claimant”) obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of December 31, 2003 and June 30, 2004, the award amount has been included in the accrued expenses of the Company.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
(formerly CBQ, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTSFOR
THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE 8 — CONTINGENCIES

        Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). A lawsuit filed against CBQ, Inc. by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries’ assets were 7.65 million shares of Company Common Stock and a Promissory Note made by CBQ, Inc. for $700,000 principal amount. The Company is currently contesting the lawsuit. On April 15, 2004, the Court denied the plaintiffs’ motion for default judgment and set the case for discovery and trial.

NOTE 9 — SUBSIDIARY

        In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company. The purpose of this new subsidiary is to pursue the business of acting as a funding and merger-and-acquisition agent in the United States and China.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General — This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

PLAN OF OPERATIONS — The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. Since the acquisition of SDI in December 2003, the Company continues to explore acquisition opportunities as a means of growth, but the Company’s focus is mostly on acquisitions that are consistent with, and complementary to, its core trading company business line.

        The Company may incur significant post-merger or acquisition registration costs in the event management wishes to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition including the costs of preparing post- effective amendments, Forms 8-K, agreements and related reports and documents.

        While the Company believes that SDI will be able to generate sufficient cash flow to pay for SDI’s, China Pathfinder’s and the Company’s direct overhead costs and, with respect to SDI, its internal planned growth in fiscal year 2004, SDI does not generate sufficient cash flow at this time to fund an acquisition program and development of new businesses (except ones requiring low start-up costs or which are complementary to the Company’s current low-overhead distribution operations).

        The Company entered into an equity line of financing with Dutchess Private Equities Fund, II, L.P., a Delaware limited partnership, (“Dutchess”) on August 5, 2004, to provide up to a $2,500,000 funding to the Company. Under the equity line of financing, the Company has the right, under certain conditions, to put or require Dutchess to purchase shares of Company Common Stock. The shares acquired under the equity line of credit must be registered under the Securities Act of 1933, as amended.

        The Purchase Price for the Common Stock identified in the put shall be equal to 95% of the lowest closing bid price of the Common Stock (as reported by www.bloomberg.com) during the period commencing on the date of the put delivered to Dutchess by the Company and ending on and including the date that is five (5) trading days after such put date. The amount that the Company shall be entitled to Put to the Dutchess (the “Put Amount”) shall be equal to, at the Company’s election, either: (A) 200% of the average daily volume (U.S. market only) of the Common Stock for the 20 Trading Days immediately prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date (as reported by www.bloomberg.com), or (B) $100,000; provided that in no event will the Put Amount be more than $1,000,000 with respect to any single put. A put will not be honored if the purchase price of the Common Stock does not equal or exceed 85% of the lowest closing bid price as quoted by www.bloomberg.com for the ten Trading Day period immediately preceding such put notice date. . The proceeds from the sale of the shares under the equity line of credit must be used for general working capital or acquisitions by the Company.

        The Company also signed a registration rights agreement with Dutchess on August 5, 2004, which agreement obligates the Company to file a registration statement under the Securities Act of 1933, as amended, to register the shares of Company Common Stock to be used in the equity line of financing with Dutchess. The Company anticipates that it will take several months to register the shares of Common Stock underlying the equity line of credit.

        The agreement with Dutchess for the equity line of credit limits the total number of shares of Company Common Stock issuable under the equity line of credit limits the total number of shares that can be issued to Dutchess to that amount that equals 18% of the issued and outstanding shares of Company Common Stock (based on 502,410,299 shares issued and outstanding). Further, the Company is not obligated to put all or any portion of the shares to Dutchess under the equity line of credit. The equity line of credit could be dilutive of existing shareholders even with such limitations. The Company, which has limited assets because of the nature of its business, and is a penny stock company, has been unable to locate better terms and conditions for funding and believes that the Dutchess equity line of credit presents the best available terms under current circumstances.

        The above is a summary of certain terms and conditions of the equity line of credit. The summary is qualified in its entirety by reference to the Investment Agreement and Registration Agreement which are attached as exhibits to the Form 8-K as filed by the Company with the Commission on August 10, 2004.

RESULTS OF OPERATIONS — The Company had no operations during 2002. On December 1, 2003, the Company acquired all of the issued and outstanding shares of common stock of Souvenir Direct, Inc. (“SDI”), a private Florida corporation engaged in the business of distributing to its customers custom manufactured souvenir, promotional and gift items manufactured in China. The financial results of SDI for the three and six months ended June 30, 2004 and 2003 are reflected in the financial statements of this Report.

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

        The Company sought to acquire SDI because it is a low overhead distributor operation run by two persons, with no inventory of any consequence to finance and with the ability to grow without extensive outlays of funds. The Company is hoping that SDI will generate enough cash flow to cover the overhead costs of the Company and SDI and to fund the expansion of SDI’s business. Any acquisitions by the Company will most likely require third-party funding of the acquisition and the acquired operations. As a small business and a penny stock company, the Company will continue to face difficulty in obtaining financing or funding on reasonable commercial terms.

        The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. Since the Company, by the very nature of its business, has limited assets, and is a penny stock company, there are no assurances that such financing will be available on terms acceptable or favorable to the Company. Further, the increase in the number of shares of common stock in the public markets may reduce the ability or appeal of the Company to future sources of possible financing or funding. The Company has entered into an equity line of credit with Dutchess Private Equities Fund, II, LP (See “Plan of Operations” in Item 2 above) whereby the Company, upon registering the underlying shares of Common Stock under the Securities Act of 1933, as amended.

GOVERNMENT REGULATIONS — The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations. The Company’s operations are also subject to Federal and State minimum wage laws governing such matters as working conditions and overtime.

IMPACT OF INFLATION. To date, the Company has not experienced any significant effect from inflation. The Company’s major expenses have been the cost of marketing its product lines to customers in North America. That effort involves mostly Mr. Ullman traveling to make direct marketing and sales pitches to customers and potential customers as well as showing the SDI products at industry trade shows around North America and visiting China to maintain and expand SDI’s distribution and manufacturing relationships and channels. The Company generally has been able to meet increase in costs by raising prices of its products.

COUNTRY RISK. Almost all of the Company’s contract manufacturing operations and sources of products are located in China. As such, the Company is subject to significant risks not typically faced by companies operating in or obtaining products from North America and Western Europe. China has experienced significant economic growth in the past two years and China must continue to expand its infrastructure, especially electrical and other utilities, to sustain such growth and its manufacturing industry. Inadequate infrastructure may affect the ability of the Company’s manufacturing sources to timely produce the Company’s products. Political, economic and trade conflicts between the United States and China, including possible conflict over North Korea’s nuclear weapons program or the independence of Taiwan, could severely hinder the ability of the Company to obtain products and fill customer orders from the Company’s current Chinese manufacturing sources. Further, Chinese commercial law is still evolving to accommodate increasing capitalism in Chinese society, especially in terms of commercial relationships and dealings with foreign companies, and can be unpredictable in application or principal. The same unpredictability exists with respect to the central Chinese government, which can unilaterally and without prior warning impose new legal, economic and commercial laws, policies and procedures. This element of unpredictability heightens the risk of doing business in China.

        China is also under international pressure to value its currency in a manner that would increase the value of Chinese currency in respect of other world currencies and thereby increase the cost of Chinese goods in the world market. The Company does not believe that such revaluation of Chinese currency would adversely impact its business because of the low-cost nature of the Company’s products and the fact that U.S. dollars is the currency of use in all of the Company’s commercial transactions.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

There have been no significant changes in the Company’s internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        CELESTE TRUST LITIGATION. Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). A lawsuit filed against CBQ, Inc. by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a former public Delaware corporation, in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the plaintiffs the consideration that was to be paid to STC by CBQ, Inc. for the acquired STC subsidiaries’ assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries’ assets were 7.65 million shares of Company Common Stock and a Promissory Note made by CBQ, Inc. for $700,000 principal amount. The Company is currently contesting the lawsuit. On April 15, 2004, the Court denied the plaintiffs’ motion for default judgment and the case is being for discovery and trial. There has been no significant developments in this lawsuit since April 15, 2004.

        Sun Trust Bank line of credit and term note: Prior to being acquired by the Company, Quantum Technology Group had a $4 million line of credit with Crestar Bank, which was subsequently acquired by Sun Trust. This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, the Company acquired all of the shares of Quantum. Sun Trust asserted that $1.3 million of the line of credit had been used, and was owing to Sun Trust, as well as line of credit, a $200,000 term loan from Sun Trust to Quantum, approximately $200,000 in accrued interest and $100,000 in attorney fees — all of which Suntrust had sought to collect from the individual guarantors. Suntrust had not sued CBQI but has threatened to sue. RAS Investment, Inc., a company affiliated with Anne Sigman, has advised the Company that RAS has acquired the Sun Trust note and has demanded payment in cash or stock. The Company is considering or investigating all of the claims in the RAS communication to the Company. As of the date of this report, the Company’s position remains as before, that is, that the Company is not obligated to pay the Sun Trust debts and any claims made to collect that debt could be defeated by several potential defenses and counterclaims.

ITEM 2. CHANGES IN SECURITIES

        At the start of trading on May 28, 2004, the Company’s name and trading symbol on the OTC Bulletin Board changed from “CBQ, Inc.” and Symbol “CBQI.OB” to “China Direct Trading Corporation” and Symbol “CHDT.OB”.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10.1	Investment Agreement, dated August 5, 2004, by Company and Dutchess Private Equities Fund, II, LP (1)

10.2	Registration Rights Agreement, dated August 5, 2004, by Company and Dutchess Private Equities Fund, II, LP (1)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Incorporated by reference from Company’s Form 8-K, dated August 6, 2004.

(b)	Reports on Form 8-K.

i)	Item 5 — Company name change and change of state of incorporation. Report dated and filed May 28, 2004.

ii)	Item 5 — Press release concerning listing of Company’s common stock on the Berlin Stock Exchange. Report dated and filed June 17, 2004; and

iii)	Item 5 — Agreement to purchase all of the outstanding shares of Magnet World, Inc. and Magnet World, Ltd. Report dated and filed June 21, 2004

iv)	Item 5 — Investment Agreement and Registration Rights Agreement, dated August 5, 2004, by Company and Dutchess Private Equities Fund, II, LP

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of August, 2004.

China Direct Trading Corporation

August 10, 2004

/s/ Howard Ullman
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)