Form 10QSB
period 2004-09-30
CHINA DIRECT TRADING CORP
filed 2004-11-15
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                ------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
      ------------------------------ --------------------------------------
                        Commission file number 33-4707-NY
         ---------------------------------------------------------------

                        China Direct Trading Corporation
 -------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Florida                              84-1047159
--------------------------------------------------------------------------------
             (State or other jurisdiction               (IRS Employer
         of incorporation or organization)            Identification No.)

               12535 Orange Drive, Suite 613, Davie, Florida 33330
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 Approximately 499,595,300 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $           85,668  $           24,841
   Deferred Tax Asset                                                                     7,300               7,300
                                                                             ------------------  ------------------

     Total Current Assets                                                                92,968              32,141
                                                                             ------------------  ------------------

Fixed Assets:
   Office Equipment                                                                       2,688                   -
   Accumulated Depreciation                                                                (672)                  -
                                                                             ------------------  ------------------

     Net Fixed Assets                                                                     2,016                   -
                                                                             ------------------  ------------------

Other non-current assets:
   Deposits                                                                               1,713               1,713
                                                                             ------------------  ------------------

         Total assets                                                        $           96,697  $           33,854
                                                                             ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
   Accounts payable, trade                                                   $            9,519  $           63,117
   Accrued expenses                                                                      79,000             254,000
   Customer Deposits                                                                     60,000              60,895
   Due to related party                                                                       -               1,215
   Due to shareholders                                                                        -             145,000
                                                                             ------------------  ------------------

      Total liabilities                                                                 148,519             524,227
                                                                             ------------------  ------------------

Stockholders' Equity (Deficit):
   Preferred Stock, par value $.001 per share
      Authorized 100,000,000 shares,
      Issued 8,100 shares at September 30, 2004 and
      -0- shares at December 31, 2003                                                         8                   -
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 499,595,300 shares at September 30, 2004
      and 499,350,300 shares at December 31, 2003                                        49,960              49,935
   Additional paid-in capital                                                           943,627             563,658
   Shareholder receivables                                                             (114,368)           (112,517)
   Accumulated deficit                                                                 (931,049)           (991,449)
                                                                             ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                               (51,822)           (490,373)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity (Deficit)                                        $           96,697  $           33,854
                                                                             ==================  ==================





                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      (Unaudited)                            (Unaudited)
                                               For the three months ended               For the nine months ended
                                                      September 30,                           September 30,
                                          --------------------------------------  -------------------------------------
                                                 2004                2003               2004                2003
                                          ------------------  ------------------  -----------------   -----------------

Revenues                                  $          224,018  $          189,795  $         898,455   $         548,424
Cost of Sales                                        206,195             109,298            630,914             319,047
                                          ------------------  ------------------  -----------------   -----------------

   Gross Profit                                       17,823              80,497            267,541             229,377
                                          ------------------  ------------------  -----------------   -----------------

Operating Expenses:
   Sales and Marketing                                 5,305               1,200             16,223               3,082
   Other General and Administrative                   71,241              37,632            188,306             103,189
                                          ------------------  ------------------  -----------------   -----------------

     Total Operating Expenses                         76,546              38,832            204,529             106,271
                                          ------------------  ------------------  -----------------   -----------------

         Net Operating Income (Loss)                 (58,723)             41,665             63,012             123,106

Other Income (Expense):
   Interest Expense                                     (883)               (475)            (2,612)             (3,704)
                                          ------------------  ------------------  -----------------   -----------------

     Net Income (Loss)                    $          (59,606) $           41,190  $          60,400   $         119,402
                                          ==================  ==================  =================   =================

Weighted Average Shares Outstanding              502,748,300          97,000,000        500,482,966          97,000,000
                                          ==================  ==================  =================   =================

Income (Loss) per Share                   $                -  $                -  $               -   $               -
                                          ==================  ==================  =================   =================



                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       (Unaudited)
                                                                 For the nine months ended
                                                                      September 30,
                                                          -------------------------------------
                                                                2004                2003
                                                          -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                      $          60,400  $          119,402
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
     Stock issued for expenses                                        7,674                   -
      Depreciation                                                      672                   -
     (Increase) decrease in security deposits                             -              (1,713)
      Increase (decrease) in accounts payable                        (2,485)                  -
      Increase (decrease) in customer deposits                         (895)                  -
                                                          -----------------  ------------------

Net cash used in operating activities                                65,366             117,689
                                                          -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                             (2,688)                  -
                                                          -----------------  ------------------
Net cash provided by (used) investing activities                     (2,688)                  -
                                                          -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Shareholder receivables                                              (1,851)            (85,954)
                                                          -----------------  ------------------
Net Cash Provided by
  Financing Activities                                               (1,851)            (85,954)
                                                          -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          60,827              31,735
Cash and Cash Equivalents
  at Beginning of Period                                             24,841                   -
                                                          -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                        $          85,668  $           31,735
                                                          =================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                $           2,612  $            3,704
  Franchise and income taxes                              $               -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: NONE

                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for China Direct Trading Corporation and Subsidiaries (formerly CBQ, Inc.) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Principles of Consolidation

         The consolidated financial statements for the nine months ended September 30, 2004 and the year ended December 31, 2003 include the accounts of the parent entity and its subsidiary Souvenir Direct, Inc.

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

Net Income (Loss) Per Common Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and nine months ended September 30, 2004 and 2003 are not presented as it would be anti-dilutive.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Major Customers

         At September 30, 2004, the Company receives approximately 36% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

Revenue Recognition

         Sales revenue is recognized upon the shipment of merchandise from suppliers to customers. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized.

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $16,223 for the nine months ended September 30, 2004 and $3,082 for the nine months ended September 30, 2003.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Common Stock

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

         During the three months ended September 30, 2004, the Company issued 245,000 shares of common stock at $0.03 per share for legal and consulting services valued at $7,350.

Preferred Stock

         During the three months ended September 30, 2004, the Company issued 8,100 shares of preferred stock at $0.04 per share to board members for services valued at $324. The preferred shares are convertible to common shares at a conversion ratio of 1,000 shares of common stock for each share of preferred stock.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 7 - LEGAL SETTLEMENTS (continued)

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of December 31, 2003 and September 30, 2004, the award amount has been included in the accrued expenses of the Company.

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

PLAN OF OPERATIONS - The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. Since the acquisition of SDI in December 2003, the Company continues to explore acquisition opportunities as a means of growth, but the Company's focus is mostly on acquisitions that are consistent with, and complementary to, its core trading company business line.

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

         While the Company believes that SDI will be able to generate sufficient cash flow to pay for SDI's, China Pathfinder's and the Company's direct overhead costs and, with respect to SDI, its internal planned growth in fiscal year 2004, SDI does not generate sufficient cash flow at this time to fund an acquisition program, and development of new businesses (except ones requiring low start- up costs or which are complementary to the Company's current low-overhead distribution operations).

         The Company entered into an equity line of financing with Dutchess Private Equities Fund, II, L.P., a Delaware limited partnership, ("Dutchess") on August 5, 2004, to provide up to a $2,500,000 funding to the Company. Under the equity line of financing, the Company has the right, under certain conditions, to put or require Dutchess to purchase shares of Company Common Stock. The shares acquired under the equity line of credit must be registered under the Securities Act of 1933, as amended.

         The Purchase Price for the Common Stock identified in the put shall be equal to 95% of the lowest closing bid price of the Common Stock (as reported by www.bloomberg.com) during the period commencing on the date of the put delivered to Dutchess by the Company and ending on and including the date that is five (5) trading days after such put date. The amount that the Company shall be entitled to Put to the Dutchess (the "Put Amount") shall be equal to, at the Company's election, either: (A) 200% of the average daily volume (U.S. market only) of the Common Stock for the 20 Trading Days immediately prior to the applicable put notice date, multiplied by the average of the three daily closing bid prices immediately preceding the put date (as reported by www.bloomberg.com), or (B) $100,000; provided that in no event will the Put Amount be more than $1,000,000 with respect to any single put. A put will not be honored if the purchase price of the Common Stock does not equal or exceed 85% of the lowest closing bid price as quoted by www.bloomberg.com for the ten Trading Day period immediately preceding such put notice date. The proceeds from the sale of the shares under the equity line of credit must be used for general working capital or acquisitions by the Company.

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

RESULTS OF OPERATIONS - The Company had no operations during 2002. On December 1, 2003, the Company acquired all of the issued and outstanding shares of common stock of Souvenir Direct, Inc. ("SDI"), a private Florida corporation engaged in the business of distributing to its customers custom manufactured souvenir, promotional and gift items manufactured in China. The financial results of SDI for the three and nine months ended September 30, 2004 and 2003 are reflected in the financial statements of this Report.

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

         The Company expects future development and expansion will be financed through cash flow from operations and other forms of financing such as the sale of additional equity and debt securities, capital leases and other credit facilities. Since the Company, by the very nature of its business, has limited assets, and is a penny stock company, there are no assurances that such financing will be available on terms acceptable or favorable to the Company. Further, the increase in the number of shares of common stock in the public markets may reduce the ability or appeal of the Company to future sources of possible financing or funding. The Company has entered into an equity line of credit with Dutchess Private Funding, L.C. (See "Plan of Operations" in Item 2 above) whereby the Company, upon registering the underlying shares of Common Stock under the Securities Act of 1933, as amended.

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

COUNTRY RISK. Almost all of the Company's contract manufacturing operations and sources of products are located in China. As such, the Company is subject to significant risks not typically faced by companies operating in or obtaining products from North America and Western Europe. China has experienced significant economic growth in the past two years and China must continue to expand its infrastructure, especially electrical and other utilities, to sustain such growth and its manufacturing industry. Inadequate infrastructure may affect the ability of the Company's manufacturing sources to timely produce the Company's products. Political, economic and trade conflicts between the United States and China, including possible conflict over North Korea's nuclear weapons program or the independence of Taiwan, could severely hinder the ability of the Company to obtain products and fill customer orders from the Company's current Chinese manufacturing sources. Further, Chinese commercial law is still evolving to accommodate increasing capitalism in Chinese society, especially in terms of commercial relationships and dealings with foreign companies, and can be unpredictable in application or principal. The same unpredictability exists with respect to the central Chinese government, which can unilaterally and without prior warning impose new legal, economic and commercial laws, policies and procedures. This element of unpredictability heightens the risk of doing business in China.

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

         Sun Trust Bank line of credit and term note: Prior to being acquired by the Company, Quantum Technology Group had a $4 million line of credit with Crestar Bank, which was subsequently acquired by Sun Trust. This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, the Company acquired all of the shares of Quantum. Sun Trust asserted that $1.3 million of the line of credit had been used, and was owing to Sun Trust, as well as line of credit, a $200,000 term loan from Sun Trust to Quantum, approximately $200,000 in accrued interest and $100,000 in attorney fees - all of which Suntrust had sought to collect from the individual guarantors. Suntrust had not sued CBQI but has threatened to sue. RAS Investment, Inc., a company affiliated with Anne Sigman, has advised the Company that RAS has acquired the Sun Trust note and has demanded payment in cash or stock. The Company is considering or investigating all of the claims in the RAS communication to the Company. As of the date of this report, the Company's position remains as before, that is, that the Company is not obligated to pay the Sun Trust debts and any claims made to collect that debt could be defeated by several potential defenses and counterclaims.

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended September 30, 2004, the Company issued 245,000 shares of common stock at $0.03 per share for legal and consulting services valued at $7,350.

         During the three months ended September 30, 2004, the Company issued 8,100 shares of preferred stock at $0.04 per share to board members for services valued at $324. The preferred shares are convertible to common shares at a conversion ratio of 1,000 shares of common stock for each share of preferred stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1 Investment Agreement, dated August 5, 2004, by Company and Dutchess Private Equities Fund, II, L.P. (1)

10.2 Registration Rights Agreement, dated August 5, 2004, by Company and Dutchess Private Equities Fund, II, L.P. (1)

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32       Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

(1) Incorporated by reference from Company's Form 8-K, dated
         August 6, 2004.

(b) Reports on Form 8-K.

i) Item 5 - Company name change and change of state of incorporation. Report dated and filed May 28, 2004.

ii) Item 5 - Press release concerning listing of Company's common stock on the Berlin Stock Exchange. Report dated and filed June 17, 2004; and

iii) Item 5 - Agreement to purchase all of the outstanding shares of Magnet World, Inc. and Magnet World, Ltd. Report dated and filed June 21, 2004

iv) Item 5 - Investment Agreement and Registration Rights Agreement, dated August 5, 2004, by Company and Dutchess Private Equities Fund, II, L.P.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of November, 2004.

China Direct Trading Corporation

November 11, 2004

/s/ Howard Ullman
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)