Form 10KSB
period 2004-12-31
CHINA DIRECT TRADING CORP
filed 2005-04-15
CIK 814926

Commission File Number: 000-28831


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                        CHINA DIRECT TRADING CORPORATION
        (Exact name of small business issuer as specified in its Charter)

                               Florida 84-1047159

                   (State or other jurisdiction (IRS Employer
                      of incorporation) Identification No.)

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be
                 filed with the SEC within 120 days of December
                     31, 2004, are incorporated by reference
                          into Part III of this Report.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $1,061,637.

            As of April 13, 2005, there were 515,933,799 shares of the Registrant's common stock, par value $0.0001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: On April 13, 2005, the closing bid and asked prices for the shares of common stock of registrant, were $0.028 and $0.03 per share, respectively. On that date affiliates held approximately 388, 958,000 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was approximately $10,890,824.

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

         Transitional Small Business Disclosure Format (check one):
Yes [__] NO [X]


                            DEFINITIONS; CONVENTIONS

    References to "China" refer to the Peoples' Republic of China its various ministries, agencies, and commissions. References to the "Far East" refer to the nations of Asia, Southeast Asia and South Asia, primarily China, India, South Korea, Thailand, Philippines, and Japan.

     References to "Common Stock" are to the Common Stock, $.0001 par value, of China Direct Trading Corporation.

     References to "Company", "China Direct", "CHDT", "Company", "we", and "our" are to China Direct Trading Corporation, and include, unless the context requires or indicates otherwise, the operations of its subsidiaries [all hereinafter defined].

     References to "CBQ" are to CBQ, Inc., the former name of China Direct Trading Corporation and include, unless the context requires otherwise, the operations of its subsidiaries (all as hereinafter defined).

     References to "SDI" are to Souvenir Direct, Inc., a Florida corporation that is a wholly-owned subsidiary of China Direct Trading Corporation.

     References to "China Pathfinder Fund" are to China Pathfinder Funds, LLC, a Florida limited liability company organized in February 2004 by China Direct Trading Corporation.

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


                                     PART I

Item 1.  Description of Business; Company History.

(a) Business. The Company, a Florida corporation with its Common Stock traded on the OTC.BB (SYMBOL: CHDT.OB), is a holding company that conducts its business operations through two wholly-owned operating subsidiaries: (1) SDI, which trades Chinese-manufactured souvenir, gift and promotional products in North America; and (2) China Pathfinder, which has two business lines: (a) trading commodities internationally and trading Chinese manufactured products (other than SDI's products) in North America and other markets, and (b) providing consulting and business development services to Chinese and North American companies seeking distribution, manufacturing sources, merger-and-acquisition candidates, funding sources and joint venture partners in foreign markets (typically, U.S. companies seeking entry into China).

         The Company's regards its primary business line as being trading rather than distribution because the subsidiary's customer typically orders specific, custom designed products or commodities (without specifying or caring about brand name or source) from the Company subsidiary and then the Company subsidiary independently selects a suitable source among its various contract manufacturers or trading partners to fill the customer order. Products and commodities are usually direct shipped from the source to the subsidiary's customer. Unlike a distributor, the Company does not purchase or maintain a regular inventory of select brand name products or commodities, is not a representative of or limited in purchasing to a select group of manufacturers or sources and does not market or solicit customers for its manufacturing sources or commodity providers. As such, the Company's subsidiaries act like a broker for their customers in that the subsidiaries receive or ascertain the customers' needs and then locate sources to fill those customer needs. Once a source is located to fill a customer need, the subsidiary arranges letters of credit for the purchase of the products or commodities and then brokers the transaction through customs. This role allows the Company's subsidiaries to deal in a variety of products and commodities and operate on with a limited overhead and working capital.

         Operating Subsidiaries: SDI. Incorporated on September 9, 2002, by Howard Ullman as a trading company, SDI was acquired by the Company in a stock-for-stock exchange on December 1, 2003. Upon the acquisition of SDI, Howard Ullman assumed management and operational control of the Company and SDI. SDI had been the sole source of significant revenues for the Company from December 2003 through February 2005. A typical product distributed by SDI would be a novelty key chain, small toy, or lapel pin with the customer's logo or trademark, made by a contract manufacturer in China and direct shipped to the SDI customer in North America. SDI distributes its products to Wal-Mart, the world's largest retailer, Walt Disney Resorts, Six Flags Theme Parks, and other retailers and distributors. Most of SDI's customers and revenues come from U.S. companies.

         While SDI's product line may be diversified in the next year to include other items, which may or may not be similar to its current line of souvenir, gift and promotional items, China Direct is currently sees China Pathfinder as its primary vehicle for entering new trading business lines and as the most promising source for any significant increase in revenues and markets.

         Operating Subsidiaries: China Pathfinder. China Pathfinder: Organized on February 20, 2004 by China Direct, China Pathfinder is a start-up concern engaged in business development services for North American companies in China and Chinese companies in North America and in trading commodities internationally and trading non-SDI products in North America and other markets. China Pathfinder was formed to try to exploit the commercial contacts of China Direct's officers, directors and agents in North America and China.

         The primary focus of China Pathfinder through most of 2004 was to find and represent U.S. clients who want to manufacture goods in and/or distribute their goods in China, to find and represent Chinese firms that want to sell in North America and to find and represent Chinese and North American companies looking for merger-and-acquisition candidates and funding sources in each other's region. To date, China Pathfinder has signed up two customers: a U.S. builder/developer who wants to order Chinese-made, pre-fabricated kitchen units through China Pathfinder and a start-up company that is planning on producing and selling in China and selling in the U.S. a disposable diaper.

         China Pathfinder has engaged Susan Xu, a Chinese national who served as a director of China Direct in 2002 and 2003 and who has approximately 10 years of trading company business experience in China, to set-up and manage a China Pathfinder office in Beijing, China. The Beijing office is actively promoting China Pathfinder and SDI in China in order to expand their base of manufacturing and commodity sources as well as trying to locate merger-and-acquisition candidates, funding sources, and distribution opportunities for China Pathfinder. Ms. Xu also joined the China Direct Board of Directors in January 2005.

         STRATEGIC PLAN: According to the international periodical THE ECONOMIST, China has the world second largest economy when measured by purchasing-power parity and "ambitious overseas Chinese are returning to become entrepreneurs, and foreign firms, dreaming of China's 1.3 billion potential consumers, invested $57 billion in China in 2003."1 With China as the most dynamic growth economy in the world, the Company's and its subsidiaries' strategic plan and efforts are focused on exploiting Howard Ullman's and certain Company directors' and agents' experience in conducting business in China and their commercial relationships and contacts in China.

         For fiscal years 2004 and 2005, the Company is seeking to sustain and grow its business by more aggressive efforts to expand its commercial contacts and relationships in China and to more aggressively seek North America clients seeking entry into the Chinese markets. This goal is being pursued by opening and staffing an office in Beijing to promote SDI and China Pathfinder in China; expanding the network in North America of the Company's contacts and agents; and increasing the number of trade shows attended by the Company, especially trade shows in for SDI's souvenir, gift and promotional products. The Company believes that increased attendance and presence at international and domestic trade shows is the most efficient means of marketing SDI, expanding SDI's distribution and manufacturing networks and establishing SDI name in new markets.

         The Company has also retained the public relations and business development firm of Rubenstein Associates, Inc. in New York City to assist in expanding the Company's commercial contacts and networks, to develop an effective pitch to attract institutional and Wall Street support for the Company's stock, and to assist in implementing the Company's strategic plan.

         The strategic goal of the Company in 2004 and 2005 is to expand the Company from its core SDI souvenir business to a company that is a commercial conduit facilitating the distribution of North American products in China and Chinese products in North America as well as brokering financial transactions, mergers-and-acquisitions and strategic alliances between North American and Chinese companies. While there can be no assurance of success in this strategic endeavor, the Company has a growing number of commercial contacts in China and is actively pursuing a course of diversification. The first step in such diversification will be to expand the product line of SDI as well as establish China Pathfinder as a trading company for non-SDI products and as a consulting and business development firm for companies seeking entry into Chinese markets.

         The Company's future business plans rely heavily on the experience of Howard Ullman and the Company's directors and agents in conducting business in China. While the Company believes that it could continue operations by having one of its directors assume management of the Company, the loss of Mr. Ullman's services would be potentially fatal to the Company's strategic efforts to expand its business. The Company has no key man life insurance policy coverage and has not made any formal arrangements or contingency planning to continue operations in the event that Mr. Ullman was no longer managing the Company. The current day-to-day management of the Company is being conducted by Mr. Ullman and one administrative assistant.

         Marketing and Sales.   The Company markets its SDI products by:
         -------------------

(1) displaying products as an exhibitor at national and international trade shows for souvenir, gift and promotional vendors and trading companies; and
(2) face-to-face marketing and sales pitches to existing and prospective customers; (3) through its Web Site at http://www.souvenirdirect.com; (4) from time to time, advertisements in trade journals and periodicals; and
(5) maintaining a small show room of its products in its principal executive offices in Davie, Florida - outside of Fort Lauderdale, Florida.

         Since SDI focuses on larger corporate accounts, SDI does not typically use mass mailings or regular television, cable, radio or Internet-based advertising. SDI believes that the most effective way to market and sell its products is through trade shows and direct face-to-face marketing of prospective corporate customers.

         CPF markets its services by direct, face-to-face marketing of prospective customers by members of Company or CPF management and by marketing efforts of CPF agents. CPF does not utilize mass marketing since its services are professional in nature and are required by mid to large companies seeking commercial entry into China or the U.S. CPF may use Internet-based marketing in the future, which marketing would consist of having the Company's Web Site link placed on the Web Sites of companies that allow professional services to advertise on their Web Site.

         The marketing and sales efforts of SDI and CPF are currently funded by SDI's revenues. The Company is seeking to raise funding for marketing and sales efforts for SDI and CPF through a private placement of shares of its Common Stock, but said private placement has not commenced yet and there can be no assurance that such an offering will succeed in raising any funds, especially in light of the "penny stock" status of the Company. The "penny stock" status of the Company prevents many broker-dealers, asset managers, investment advisors and other securities and investment professionals from recommending the purchase of shares of the Company's Common Stock.

         The Company intends to raise approximately $250,000 in fiscal year 2005 for marketing and sales campaigns for SDI and CPF. The vast majority of any such funds would be used to pay for enhanced exhibition displays at trade shows for SDI, more frequent and aggressive face-to-face marketing in China for CPF services as well as possible advertisements in professional services journals or periodicals and in financial publications like the Asian edition of THE WALL STREET JOURNAL.

         A drop in SDI revenues or the failure of the Company to raise funding through the private placement of its shares of Common Stock would have a significant and adverse impact on SDI's and CPF's ability to effectively market and sell their respective services or products.

         Competition. SDI is a small business concern and its primary competition comes from other small trading companies in the U.S. that distribute customized or personalized gifts, souvenirs and promotional items produced abroad. Most of these companies are typically below $10 million in sales. Many of the Company's competitors do not compete directly against SDI in its main business: producing gifts, souvenirs, or promotional items where the items themselves are manufactured to customer specifications. Most of SDI's competitors offer a set line of products upon which the customer's promotional pitch and logos may be imprinted, engraved or painted. These competitors do not typically offer to produce the actual product to customers' specifications, but rather they offer to imprint, engrave or print on their line of products the customer's promotional pitch and logos.

         SDI believes that its ability to produce custom ordered products for customers as opposed to offering a relatively static line of existing stock products for customers is one of its principal advantages in competing in the customized souvenir, gift and promotional product industry. SDI believes that its other advantage over competitors is the quality, production flexibility and speed of production and delivery of SDI's some 30+ Chinese manufacturing concerns. SDI does not have an exclusive arrangement with these Chinese manufacturing concerns and there can be no assurance that these Chinese manufacturing concerns will continue to do business with SDI on favorable terms or at all.

         The Company regards Souvenir Imports, a private company in Largo, Florida as one of its most direct competitors in the U.S. Like SDI, Souvenir Imports appears to compete for the same corporate market as SDI and competes in the same general product lines as SDI. Unlike SDI, Souvenir Imports appears to sell mostly to wholesalers and retailers as opposed to SDI, which sells directly to customers and sales to wholesalers and distributors is a secondary market for SDI.

         Other SID competitors are online or mass mail or catalogue office supply or promotional product companies that offer pens, mugs, letter openers, paper weights, luggage tags, cheap calculators, note pads and inexpensive toys or gift items with the customers' telephone numbers, address and/or promotional pitch imprinted, engraved or painted on the item. These companies typically do not offer to custom manufacture the actual product, but only offer to customize an existing line of products by imprinting, engraving, stamping, painting or applying a customer's name and promotional text on the product. As such, SDI views these companies as indirect competitors and not a threat to the corporate customer accounts that are the bulk of SDI's sales.

         SDI believes that it main advantage over competitors is the number and quality of its Chinese manufacturing sources and the quality and diversity of products that these some 30 or more Chinese manufacturing sources can rapidly produce to customer specifications. The loss or inability of the Company to access these Chinese manufacturing sources would be fatal or nearly fatal to SDI's ability to operate as a going concern. SDI does not have an exclusive arrangement with any of the 30 or more Chinese manufacturing concerns.

         While SDI operates on what it perceives as a minimal overhead basis, neither SDI nor the Company currently has the sort of immediate access to resources or funding sources enjoyed by its larger competitors and would be unable to compete effectively in the short-term in markets or in market conditions where mass mailings or other forms of blanket, sustained advertising was necessary to maintain sales. While the Company is a public company while many of its competitors are private companies, the ability of the Company to tap the public securities markets for funding is greatly hampered by its "penny stock" status.

         CPF's competitors are other business development and business consulting companies, investment bankers, consulting divisions of large international law firms, trade consultants and firms, lobbying firms, and other consulting companies that assist corporate clients with business, finance and business development issues. CPF is a start-up, development stage company and lacks the financial resources, manpower and variety of skill sets of most of its competitors. The only advantage that CPF enjoys in competition is the experience of its principal, key personnel and agents (that being, Howard Ullman and Susan Xu as key personnel and Bart Fisher and Cora Wong as agents), in trading company business and business development in China. CPF's goal is to win business development business from small to mid-sized companies that are sensitive about the cost of such services yet still need to expand their business or production into China or into the U.S., or are interested in mergers and acquisition opportunities or funding sources in China or the U.S.

         As a development stage company that relies on SDI for funding and has not generated any significant revenues to date, CPF would be at a substantial disadvantage in competing with its larger, better funded, and better staffed competitors for new accounts or business.
         (b) Company History. The Company was incorporated under the name "Freedom Funding, Inc." in Delaware on September 18, 1986. On January 18, 1989, the Company reincorporated from Delaware to Colorado. On November 18, 1989 the name of the Company was changed to "CBQ, Inc." On May 17, 2004, the Company changed its name from "CBQ, Inc." to "China Direct Trading Corporation" and also reincorporated from Colorado to Florida. From 1986 through 1997, the Company had no business operations and its sole activity was to pursue its business plan to investigate business opportunities in which to engage by merger or acquisition.

         From 1997 through 2002, the Company became a holding company acquiring a series of small, private companies and operating them as wholly-owned operating subsidiaries. The operating subsidiaries were engaged in either software systems development, resale of computer hardware and software manufactured by other companies, installation and repair of computer networks, or providing various information technology technical consulting services. Most of these acquisitions were accomplished by stock-for-stock exchanges. By the fourth quarter of 2002, these operating subsidiaries had ceased conducting business due to their inability to compete effectively in their respective geographical markets; loss of key sales, technical, sales and management personnel; unexpected downturns in customer demand in certain industries (especially in the value-added reseller of computer hardware and software), inadequate management and planning (especially the lack of a coherent strategic business plan); failure of the Company to eliminate duplicative overhead among its operating subsidiaries; inadequate financing of operations or inability to obtain financing or funding on affordable or commercially reasonable terms; or a combination of the foregoing factors.

         By the first quarter of fiscal year 2003, the Company had no business operations or source of revenue and its management was reduced to a caretaker officer and one to two directors.

         From December 1, 2003 to Date: On December 1, 2003, the Company acquired SDI, which became the Company's sole wholly-owned operating subsidiary. As part of the December 1, 2003 acquisition of SDI, incumbent Company management and directors resigned on December 4, 2003 in order to allow SDI's principal, Howard Ullman, to become Chief Executive Officer, President and Chairman of the Board of the Company and to allow Mr. Ullman's business associates to become directors of the Company. SDI was prior to the December 1, 2003, Mr. Ullman and his business associates also assumed the directorships of the Company. SDI, a trading company that was focused on selling souvenir, gift and promotional items manufactured in China to U.S. resorts and theme parks, became the sole operation and source of revenue for the Company for fiscal year 2003 and 2004.

         On February 20, 2004, China Direct organized China Pathfinder to develop business development services for North American companies in China and Chinese companies in North America and to develop a business in trading commodities internationally and trading non-SDI products in North America and other markets. China Pathfinder was formed to try to exploit the commercial contacts of China Direct's officers, directors and agents in North America and China. To date, and although China Pathfinder is pursuing several possible trading opportunities, China Direct has only generated a small, insignificant amount of consulting fees.

         Significant Customers and/or Suppliers: The Company has over 30 manufacturing concerns in China for its products. The Company is seeking additional manufacturing sources outside China in order to have secondary suppliers in the event that the Chinese manufacturing concerns are unable to provide any needed products. To date, the Chinese manufacturing sources have been able to satisfy the Company's orders.

         At December 31, 2004, SDI accounted for all of the Company's revenues. SDI receives approximately 40% of its gross revenues from its top three accounts. Based on the results of current marketing efforts, the Company expects that SDI's client base will expand in fiscal year 2004 and SDI's total and a most of its gross revenues will be generated by a larger customer base.

         At December 31, 2004, the Company and SDI rely on two to three SDI customers for almost all of the Company's revenues.

         Intellectual Property and Proprietary Rights. The Company regards its service marks, trademarks, trade secrets, domain names and similar intellectual property as important to its success. The Company relies on trademark, unfair competition and copyright law, trade secret protection and contracts such as confidentiality and license agreements with its employees, customers, vendors and others to protect its proprietary rights. Despite the Company's precautions, it may be possible for competitors to obtain and/or use the Company's proprietary information without authorization or to develop technologies similar to the Company's and independently create a similarly functioning infrastructure. Furthermore, the protection of proprietary rights in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. The Company's means of protecting its proprietary rights in the United States or abroad may not be adequate, especially in light of the Company's increasing presence in China.

         The Company believes that third parties have in the past infringed or misappropriated the Company's intellectual property or proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. The Company intends to enforce its rights against infringement or misappropriation. The Company cannot guarantee it will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers and domain names because the Company has limited resources to devote to litigation of such alleged violations. Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the Company's business.

         Third parties may assert infringement claims against the Company. The Company cannot be certain that its technologies or its products and services do not infringe valid patents, trademarks, copyrights or other proprietary rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to its intellectual property and the intellectual property of others in the ordinary course of its business. The Company may be unable to adequately defend itself in such proceedings because of its limited resources.

         Employees: At December 31, 2004, the Company and its subsidiaries officers were:

         * Howard Ullman, Chief Executive Officer, President and Chairman of China Direct and Souvenir Direct, Inc., a wholly-owned subsidiary of China Direct. Mr. Ullman is also Manager and President of China Pathfinder.

         * Sophie Kaye is the Chief Operating officer of China Pathfinder.

         * Lee Corsen, Vice President of China Pathfinder's Furniture Division.

         * Robert Kaye, is Vice President of China Pathfinder's Commodities-Raw Materials Division.

         * Andrea Maragh is Corporate Secretary of China Direct.

                                  Risk Factors

         Investing in shares of China Direct common stock is highly risky, Prospective investors must be prepared for loss of their entire investments. The order in which the following risk factors are presented is arbitrary. The order of presentation does not mean that one risk factor is more significant than another.

         The Company's periodic operating results may significantly fluctuate from time to time due to sales cycles or decreased demand from regular customers of SDI. You should not rely on them as an indication of its future results. The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

o        political or economic conflict between the U.S. and China;
o        trade wars between U.S. and China;
o the ability of SDI to access its Chinese manufacturing sources on favorable terms;
o        general economic conditions;
o impact of terrorism on the business of SDI's customers, especially the theme park and resort customers;
o        the timing and effectiveness of marketing programs;
o        the timing of the introduction of new products;
o        the timing and effectiveness of capital expenditures;
o        the  Company's   ability  to  enter  into  or  renew  online  marketing
         agreements; and
o        competition.

         The Company may be unable to raise funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer. The Company's operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future performance. It is possible that results of operations may be below the expectations of public and investors, which could cause the trading price of the Company's Common Stock to fall.

           COMPANY HAS LIMITED RESOURCES. The Company has very limited working capital and cash flow. Such working capital and cash flow is insufficient to fund the current strategic business plan of the Company. With the Company being a "penny stock" company, it may be extremely difficult for the Company to obtain the funding or financing required to implement the Company's current business plan, which costs include approximately $250,000 to $500,000 in cash that the Company projects it may need to consummate one or more acquisitions (including the previously reported agreement to acquire Magnet World, Ltd. and Magnet World Hong Kong, Ltd.). The Company will have to seek funding from outside sources by either selling shares of Company common stock or taking out loans or a combination of selling shares and loans. There can be no assurance that the Company will be able to obtain such funding or financing or that it will be able to do so on commercially reasonable terms and conditions. The Company believes that the implementation of the current strategic plan is critical to the Company's long-term growth and profitability.

         COMPANY RELIANCE ON SDI. While the Company is seeking to develop China Pathfinder as a second revenue source, the Company remains dependent on SDI for revenues and cash flow. SDI's business is focused on the souvenir, gift and promotional product business. Any downturn in SDI's business would have a significant, adverse impact on the Company's ability to implement its current strategic business plan and its revenues and profitability. The Company's survival as an ongoing concern is currently dependent on SDI's performance. SDI is a small business concern and lacks the market share, resources, manpower and product diversification of many of its competitors.

          "PENNY STOCK" STATUS. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

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

         Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"
(generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. The penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the securities. A broker or dealer is also required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

         As a "penny stock", an investor may find it more difficult to dispose of the shares of the Common Stock. The aforementioned restrictions on penny stocks limit the number of potential investors in the Company's Common Stock.

         The Company's Common Stock typically trades below ten cents per share and is defined as a "penny stock" under the Securities Exchange Act of 1934. The market price of the Company's Common Stock may fluctuate wildly. Since the Company has no primary market makers (that being, securities firms that maintain an inventory in the Company's Common Stock and support the stock in the market) and has to little if any institutional support or other market maker support for its Common Stock on the OTC Bulletin Board. Investors may see the value of their shares drop to below one cent and be unable to trade in the Company's Common Stock or may see the price of the Company's Common Stock rise and then collapse due to sell offs. Without support from primary market makers and institutional investors, the market price of the Company's Common Stock can fluctuate greatly in the face of even slight buying or selling pressure.

         Periods of volatility in the market price of a particular company's securities has often fostered class action securities litigation against such public companies. The Company may become involved in this type of class action litigation in the future if the market price of the Company's Common Stock fluctuates wildly. Litigation of this type is often expensive and diverts management's attention and resources.

         The low market price of the Company's Common Stock substantially hinders the ability of the Company to attract investors or to arrange financing on commercially reasonable terms. The Company lacks the primary market makers and institutional investor support that are essential to protecting the market price of the Common Stock from market swings or unexpected or unusual selling pressures. The Company's Common Stock market problems and exposure are increased by the large number of shares in the public float (relative to the financial performance of the Company) and unauthorized trading of the Company's Common Stock in German stock markets. The Company's efforts to date to eliminate the trading of the Company's Common Stock in Germany has been unsuccessful - largely because the German markets allow trading in any stock that is quoted on the OTC Bulletin Board or NASDAQ markets and, in the opinion of the Company, the U.S. regulators have not effectively closed the regulatory loopholes that allow such trading.

         COMPANY DEPENDENCE ON CHINA. The Company depends on Chinese manufacturing sources for products and for the pricing and product quality that allows the Company, as a small business concern, to compete against larger competitors. The loss of that resource could be fatal to the Company's ability to compete for customers and to sustain current revenues.

         SDI, the Company's primary source of revenues, also relies upon approximately 30 Chinese manufacturing concerns for products and for the ability to rapidly produce products that meet the requirements of the Company's customers. This resource is essential to the growth and survival of SDI and, in turn, the Company. Neither SDI nor the Company have any exclusive arrangements with these Chinese manufacturing concerns. They are free to conduct business with any foreign customer. If the Company was unable to freely access these Chinese manufacturing concerns, or those concerns decided to work for the SDI's competitors, SDI would have to use other, non-Chinese manufacturing concerns, which other concerns may not provide the same favorable pricing and product quality as the Chinese manufacturing concerns. Reliance on these other non-Chinese manufacturing concerns may substantially harm SDI's revenues and profitability.

         RAPID, UNCERTAIN COMMERCIAL AND ECONOMIC REFORMS IN CHINA. China is evolving rapidly from a centrally planned and operated state economy to a capitalistic economy. The Chinese government remains a socialist-oriented political entity while it is currently following a path of decentralization and encouraging private economic development and activity. The conflict between the political goals of the central Chinese government and dominant socialist political party and the economic reforms currently followed by China could result in unexpected changes or experimentation in Chinese commercial and trade practices and policies, which changes could adversely impact on the Company's and its subsidiaries' ability to conduct business in China on terms as favorable as current terms.

         RAPID GROWTH OF CHINESE ECONOMY. The Chinese economy has been growing at extraordinary rates for the past 5 or more years. The Chinese government is trying to control the explosive economic growth in an attempt to prevent unexpected or sudden downturns in or dislocations of economic activity in China. Both the Chinese efforts to control their economic growth as well as the possible failure of those measures may cause economic dislocations or problems that undermine the Company's and its subsidiaries' ability to conduct business in China on profitable terms or at all. Any dislocation in the Chinese economy that prevents the Company's subsidiaries from conducting business in China could result in the loss of an investor's investment in the Company's Common Stock, especially in light of the "penny stock" status of that stock (SEE "PENNY STOCK STATUS" above).

         While China's economic reforms and commercial policies have not to date hindered or harmed Company's subsidiary operations in China and the Company does not see any such problems in the near future in China, there can be no assurance that the reforms to China's economic system will continue or that Company's subsidiary operations will not be adversely affected by changes in China's political, economic, and social policies, conditions and any changes thereto. The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of our investment in that country.

         EXCHANGE RATES. While fluctuations of currency exchange rates between Chinese currency, called "Renminbi" or "RMB" and United States dollar could adversely affect the Company's operating subsidiaries' businesses, the Company, especially SDI, conducts almost all of its current business transactions with Chinese firms using U.S. Dollar-denominated letters of credit. Still, the Company is seeking to conduct more business in China and such fluctuations could harm new business conducted in China by the Company. The Renminbi to United States dollar exchange rate has been stable for the past few years and the Chinese central government remains committed to maintaining that stability. Nonetheless, the U.S. Government has been pressuring China to devalue its currency to the U.S. Dollar. Such a move may increase the cost of doing business in China for the Company's subsidiaries. There can be no assurance that exchange rates will remain stable. Devaluation could adversely affect Company growth or revenues from the sales of products in China and denominated in Renminbi and our financial performance when measured in terms of the United States dollars.

         COMPANY RELIANCE ON HOWARD ULLMAN. While the Company believes that one or more of its current directors could competently fulfill the duties of the senior executive of the Company and SDI, positions now held by Howard Ullman, the Company does not believe that any such candidate or any person recruited from outside of the Company could adequately replace Mr. Ullman or bring to the Company and SDI the skills, experience and knowledge of doing business in China that Mr. Ullman possesses. As such, the Company and SDI rely heavily on Mr. Ullman's sales skills and knowledge of doing business in China for sustaining or growing revenues. The loss of Mr. Ullman's services would have a significant, adverse impact on the Company and SDI, which impact may result in a significant loss of revenues from customer defections or in an inability to expand the business of SDI or CPF. The Company does not have key man life insurance or any other resource to fund the recruitment or compensation of a replacement for Mr. Ullman. While Mr. Ullman is relatively young, there can be no assurances that he will remain with the Company or SDI or that he will be able to sustain his current efforts and effectiveness for the Company and SDI.

         Executive Officers of Company. The following individuals were serving as executive officers of the Company and certain of its subsidiaries as of March 10, 2005:

Name               Age      Position with the Company

Howard Ullman      46       Chairman of the Board, Chief Executive Officer
                            & President of Company and SDI.  Manager and
                            President of CPF.  Sole director of SDI.

Susan Xu           39       Director of Company.  Manager of CPF's
                            Beijing operations.

Lee Corsen         64       Vice President of Sales for CPF

Andrea Maragh      38       Corporate Secretary of Company


Howard Ullman is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company since December 1, 2003. He previously served as President and a Director of the Company until resigning from those offices on October 27, 2003.

Susan Xu was appointed as a director of the Company on 2005. She was formerly a director of the Company from January 14, 2000 until December 4, 2003. She resigned on December 4, 2003 from the Company's Board. She graduated in 1983 with Bachelors degree in from Yan Jing Overseas Chinese University. She is currently the general manager of Asia-European Bridge Corporation, Ltd. This firm specializes in international business transactions primarily in the high technology sector. Ms. Xu manages the CPF's Beijing operations and she also provides consulting to foreign businesses seeking to do business in the Chinese market.

Lee Corsen is Vice President of Furniture Sales for CPF. He was appointed to the position on January 10, 2005. Mr. Corsen has over 30 years of experience in the furniture business, including experience in importing Chinese furniture.

Item 2:   Description of Properties.

         Neither the Company nor its operating subsidiaries own any properties or facilities.

         In September 2004, the Company entered into a new lease agreement for approximately 1,800 square feet of office space with Flamingo Commons, LLC. The lease requires monthly lease payments of approximately $2,175 beginning September 1, 2004. The lease expires in August 2005. The office space is used as the corporate headquarters. It is located at 12535 Orange Drive, Suite 613, Davie, Florida 33330. China Pathfinder shares office space in Beijing, China with another company. China Pathfinder has no lease for the office space and does not pay rent for the office space.

Item 3:  Legal Proceedings: Dismissal of Lawsuit.

         On January 25, 2005, the U.S. District Court for the Southern District of New York dismissed without prejudice the lawsuit against China Direct Trading Corporation in the previously-reported civil case styled CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, Southern District for New York, 12/4/2003). The lawsuit was dismissed in a response to China Direct Trading Corporation's motion to dismiss. The Plaintiffs can refile the lawsuit if they a complaint on or before March 1, 2005. The Plaintiffs have apparently filed an amended complaint with the Court on February 24, 2005, but the Company has not received a copy of said amended complaint as of the date of this Report on Form 10-K.

         The Company is a defendant to another lawsuit concerning a trade show contract, but the Company does not believe that this lawsuit is material in respect of potential liability of the Company. The Company intends to vigorously defend itself in this lawsuit.

         No director, officer or affiliate of the Company, or owner of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

         We are not currently a party to any other legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

Item 4:   Submission of Matters to a Shareholder Vote.

         During the fourth quarter of the fiscal year there were no matters submitted to the stockholders for approval.

                                     PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters.


MARKET INFORMATION

         The Company's Common Stock is traded from time to time on the OTC Bulletin Board under the symbol "CHDT.OB". The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.


-------------------- --------------------------------- -------------------------
2004:                 HIGH                                LOW
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
First Quarter        $  0.05                           $  0.02
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
Second Quarter       $  0.10                           $  0.02
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
Third Quarter        $ 0.08                            $  0.04
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
Fourth Quarter       $ 0.07                            $  0.03
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------

-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
2003:                  HIGH                               LOW
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
First                  $   0.001                       $  0.001
Quarter
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
Second                 $   0.05                        $  0.001
Quarter
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
Third                  $   0.05                        $  0.02
Quarter
-------------------- --------------------------------- -------------------------
-------------------- --------------------------------- -------------------------
Fourth                 $  0.09                         $  0.02
Quarter
-------------------- --------------------------------- -------------------------

         Dividends. The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

         The number of shareholders of record of the Company's Common Stock as of December 31, 2004 was approximately 279.

         Recent Sales of Unregistered Securities. On February 16, 2005, China Direct Trading Corporation (China Direct) and Dutchess Private Equities Fund, II, L.P., agreed to delay the implementation of Dutchess Private Equities Fund, II, LP equity credit line. China Direct decided that its stock's market price and market support was not strong enough at this time to support an equity credit line financing. China Direct is exploring alternative sources of financing through the private placement of restricted shares of China Direct Common Stock, $0.0001 par value per share. China Direct is uncertain at this time if such a placement can be made, the possible aggregate offering amount of such an offering, or the possible terms and conditions of such an offering.

Item 6:  Management's Discussion and Analysis or Plan of Operations.

            Factors that might cause such differences include, but are not limited to, our history of no profitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative partners, our limited sales and marketing experience, the highly competitive industry in which we operate, the impact of political, economic or trade disputes between the United States and China on our business and ability to operate, general economic and business conditions, lack of adequate financing or funding, turnover in senior management, and competition from competitors with greater resources and market share - some or all of which may be beyond our ability to control.

         Plan of Operations. The Company's plan of operations is to: (a) expand SDI's existing gift, souvenir and promotional product line and expand SDI's geographical markets by increased marketing of SDI at U.S. and International gift, souvenir and/or promotional product trade shows and more extensive face-to-face marketing of SDI to targeted U.S. corporate accounts; (b) establish CPF's business development business by more extensive face-to-face marketing of potential customers in China by CPF's new Beijing office; and (c) establish CPF as a second trading company operation that trades in non-SDI products, especially trading Chinese commodities and manufactured goods in the U.S. through sales to wholesalers and distributors as well as sales to end-user customers. The Company is seeking to accomplish its expansion of its business lines by internal growth through enhanced, expanded marketing and sales efforts and diversification of product lines, and by acquiring other companies through stock-for-stock exchanges.

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

         While the Company believes that SDI will be able to generate sufficient cash flow to pay for SDI's and the Company's direct overhead costs and, with respect to SDI, its internal planned growth in fiscal year 2005, SDI does not generate sufficient cash flow at this time to fund an acquisition program, and funding of the proposed enhanced and expanded marketing and sales efforts for SDI and CPF. The Company will not have sufficient funds (unless it is able to raise funds in a private placement or in connection with an acquisition) to undertake any significant business development, or extensive marketing, in terms of scope of campaign and geographical reach, of new products. Accordingly, following the acquisition, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product or to issue large number of shares of its capital stock. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         RESULTS OF OPERATIONS - For the years ended December 31, 2004 and 2003, the Company had a net loss from operations of approximately $255,000 and $201,000 respectively.

Total Revenues - For the years ended December 31, 2004 and 2003, the Company had total sales of approximately $1,062,000 and $615,000 respectively, for an increase of approximately $447,000. The increase in revenues is due to an increase in operations.

Costs and Expenses - For the years ended December 31, 2004, the Company had cost of sales of approximately $759,000 and $435,000, respectively. As a percentage of sales, cost of sales was the same in 2004 as compared to 2003. The increase in the cost of sales in 2004 as compared to 2003 is due to an increase in operations. General and administrative expenses increased approximately $418,000, from $106,940 in 2003 to $524,891 in 2004. This increase is attributable primarily to an increase in officer compensation as well as an increase in legal and professional fees. The cost of rent and other general and administrative costs also increased in 2004 as compared to 2003 due to an increase in operations.

         Liquidity and Capital Reserves. Historically, the Company has not generated enough cash flow from operations to cover its overhead costs and the cost of growth. The inadequacy of cash flow and the inability of the Company to consistently obtain funding and ongoing funding on commercially reasonable terms have undermined the former business operations of the Company and forced the Company to obtain funding from management and through the sale of Company securities.

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

         Government Regulations. The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations.

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

         Country Risks. Almost all of the Company's contract manufacturing operations and sources of products are located in China. As such, the Company is subject to significant risks not typically faced by companies operating in or obtaining products from North America and Western Europe. Political, economic and trade conflicts between the United States and China, including possible conflict over North Korea's nuclear weapons program or the independence of Taiwan, could severely hinder the ability of the Company to obtain products and fill customer orders from the Company's current Chinese manufacturing sources. Further, Chinese commercial law is still evolving to accommodate increasing capitalism in Chinese society, especially in terms of commercial relationships and dealings with foreign companies, and can be unpredictable in application or principal. The same unpredictability exists with respect to the central Chinese government, which can unilaterally and without prior warning impose new legal, economic and commercial laws, policies and procedures. This element of unpredictability heightens the risk of doing business in China.

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

Item 7:  Financial Statements

        The financial statements of the Company and supplementary data are included beginning immediately preceding the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.


Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, financial statements disclosure or auditing scope or procedure.


                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

         Directors and Executive Officers. Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" appearing in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our year ended December 31, 2004.

Item 10. Executive Compensation.

         Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

Item 12. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2004.

         Conflicts of Interest. Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. As of December 11, 2003, the Company has adopted and established policies and procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs.

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

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public
Accountants.........................................                         F-1

Consolidated Balance Sheets as of December 31, 2004, and
2003...................................................                      F-2


Consolidated  Statements of Operations for the years
ended December 31, 2004 and 2003..................                           F-4

Consolidated Statement of Stockholders' Equity
     For the Years Ended December 31, 2004 and 2003.......                   F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2004 and 2003.......................                       F-6

Notes to Consolidated Financial
         Statements............................................              F-8


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

3.       EXHIBITS

3.1      Articles of Incorporation of the Company *

2.1.1    Articles  of  Incorporation   of  China  Direct  Trading   Company,   a
         wholly-owned subsidiary of the Company **

2.2      By-laws of the Company***

3.2.1    By-Laws of China Direct Trading Corporation,  a wholly-owned subsidiary of the Company ****

10.1     Investment Agreement, dated August 5, 2004, by the Company and Dutchess
             Private Equities Fund, II, LP++

10.2     Registration Rights Agreement, dated August 5, 2004, by the Company and
            Dutchess Private Equities Fund, II, LP +++

14       Code of Ethics, dated November 21, 2003, ++++

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
           2002.+

32       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
           2002.+
---------------

* Incorporated by reference to Annex C to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the
          Commission on April 20, 2004.

** Incorporated by reference to Annex G to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the
          Commission on April 20, 2004.

*** Incorporated by reference to Annex D the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the
          Commission on April 20, 2004.

**** Incorporated by reference to Annex H the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.

+ Filed Herein

++ Incorporated by reference to Exhibit 10.1 to the Form 8-K Report, dated August 5, 2004, as filed by China Direct Trading Corporation on August 10, 2004

+++ Incorporated by reference to Exhibit 10.2 to the Form 8-K Report, dated August 5, 2004, as filed by China Direct Trading Corporation on August 10, 2004

++++ Incorporated by reference to Exhibit 14 to the Company's Form 10-KSB for the fiscal year ending December 31, 2003, as filed by China Direct Trading Company with the Commission on April 20, 2004.

         (b) Reports on Form 8-K filed.

            The following reports were filed during the last quarter of the 2004 fiscal year: NONE.


                        ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

         (b) Changes in Internal Controls

         Based on his evaluation as of December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES

            The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:


Service                                  2004                   2003
------------------------------      ------------------     -----------------
Audit Fees                          $           13,345     $          13,195
Audit-Related Fees                                   -                     -
Tax Fees                                             -                     -
All Other Fees                                       -                     -
                                    ------------------     -----------------
Total                               $           13,345     $          13,195
                                    ==================     =================

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

         The Audit Committee pre-approved 100% of the Company's 2004 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission's final pre-approval rules.

                        CHINA DIRECT TRADING CORPORATION
                                AND SUBSIDIARIES
                              (FORMERLY CBQ, INC.)

                                       -:-

                         INDEPENDENT ACCOUNTANT'S REPORT


                           DECEMBER 31, 2004 AND 2003

                                    CONTENTS


                                                                        Page

Independent Auditor's Report.............................................F - 1

Consolidated Balance Sheets
  December 31, 2004 and 2003.............................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2004 and 2003  ...............................F - 4

Consolidated Statement of Stockholders' Equity for the
 Years Ended December 31, 2004 and 2003..................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003.................................F - 6

Notes to Consolidated Financial Statements...............................F - 8

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
China Direct Trading Corporation and Subsidiaries
(Formerly CBQ, Inc.)

         We have audited the accompanying balance sheets of China Direct Trading Corporation and Subsidiaries (formerly CBQ, Inc.) as of December 31, 2004 and 2003 and the related statements of operations, stockholder's equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Direct Trading Corporation and Subsidiaries (formerly CBQ, Inc.) as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.



                                          Respectfully submitted,


                                          /s/ Robison, Hill & Co.
                                          Certified Public Accountants

Salt Lake City, Utah
April 12, 2005

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $           77,503  $           24,841
   Advances                                                                               3,061                   -
   Prepaid expense                                                                        9,000                   -
   Deferred tax asset                                                                         -               7,300
                                                                             ------------------  ------------------

     Total Current Assets                                                                89,564              32,141
                                                                             ------------------  ------------------

Fixed assets:
   Computers                                                                              2,688                   -
   Less: Accumulated Depreciation                                                          (897)                  -
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                   1,791                   -
                                                                             ------------------  ------------------

Other non-current assets:
   Deposits                                                                               1,713               1,713
                                                                             ------------------  ------------------

      Total other non-current assets                                                      1,713               1,713
                                                                             ------------------  ------------------

         Total assets                                                        $           93,068  $           33,854
                                                                             ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                December 31,        December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                                   $           20,595  $           12,004
   Accrued expenses                                                                     170,516             181,309
   Customer deposits                                                                     83,680              60,895
   Accrued compensation                                                                 200,000                   -
   Related party payables                                                               315,000             300,000
                                                                             ------------------  ------------------

         Total Liabilities                                                              789,791             554,208
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share  Authorized  100,000,000  shares,
      Issued 8,100 shares at December 31, 2004
      and -0- at December 31, 2003                                                            8                   -
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 515,453,800 Shares at December 31, 2004
      and 511,628,300 shares at December 31, 2003                                        51,546              51,163
   Additional paid-in capital                                                            93,432                   -
   Accumulated deficit                                                                 (841,708)           (571,517)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                       (696,722)           (520,354)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $           93,069  $           33,854
                                                                             ==================  ==================






   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      For the Year Ended
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   2004                2003
                                                                            ------------------  ------------------

Revenues                                                                    $        1,061,637  $          615,265
Cost of Sales                                                                         (758,743)           (434,953)
                                                                            ------------------  ------------------

        Gross Profit                                                                   302,894             180,312
                                                                            ------------------  ------------------

Operating Expenses:
  Sales and marketing                                                                   29,808               7,200
  Compensation                                                                         200,000                   -
  Other General and administrative                                                     340,072             106,940
                                                                            ------------------  ------------------

       Total Operating Expenses                                                        569,880             114,140
                                                                            ------------------  ------------------

Net Operating Income (Loss)                                                           (266,986)             66,172

Other Income (Expense):
  Interest expense                                                                      (3,205)
  Loss on Investment                                                                         -            (274,000)
                                                                            ------------------  ------------------

Income (Loss) before income taxes                                                     (270,191)           (207,828)

Deferred Income Tax Benefit                                                                  -               7,300
                                                                            ------------------  ------------------

Net Income (Loss)                                                           $         (270,191) $         (200,528)
                                                                            ==================  ==================

Weighted Average
Shares Outstanding                                                                 513,622,499         131,172,217
                                                                            ==================  ==================

Income (Loss) per Common Share                                              $                -  $                -
                                                                            ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                         Additional
                                                   Preferred Stock               Common Stock              Paid-In       Retained
                                                 Shares       Par Value      Shares        Par Value       Capital        Deficit
                                               -----------   -----------   -----------    -----------    -----------    -----------
Balance at September 9, 2002
   (Inception)                                        --     $      --             100    $       100    $     2,674    $      --

September 9, 2002 - Retroactive
   adjustment for equivalent shares
   issued in reverse acquisition                      --            --      96,999,900          9,600         (2,674)        (6,926)

Net Loss                                              --            --            --             --             --           (2,774)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2002                          --            --      97,000,000          9,700           --           (9,700)

Stock issued in connection with
   reverse acquisition of Souvenir Direct
   on December 1, 2003                                --            --     414,628,300         41,463           --         (361,289)

Net Loss                                              --            --            --             --             --         (200,528)
                                               -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2003                          --            --     511,628,300         51,163           --         (571,517)

February 2004 - Preferred Shares
   issued for cash                                   1,000             1          --             --            4,999           --

April 2004 - Shares returned to
   treasury and cancelled                             --            --        (440,000)           (44)            44           --

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                         Additional
                                                   Preferred Stock               Common Stock              Paid-In       Retained
                                                 Shares       Par Value      Shares        Par Value       Capital        Deficit
                                               -----------   -----------   -----------    -----------    -----------    -----------

May 2004 - Shares issued for services                    --     $      --       1,500,000   $       150   $    26,850   $      --

June 2004 - Shares issued for services                   --            --       2,000,000           200        35,800          --

June 2004 - Shares issued for services                   --            --         200,000            20         3,580          --

June 2004 - Preferred shares issued
   for services                                         7,100             7          --            --             121          --

July 2004 - Shares issued for services                   --            --         138,000            14         5,506          --

September 2004 - Shares issued for
   services                                              --            --         240,000            24         7,176          --

November 2004 - Shares issued for
   services                                              --            --         187,500            19         9,356          --

Net Loss                                                 --            --            --            --            --        (270,191)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2004                            8,100   $         8   515,453,800   $    51,546   $    93,432   $  (841,708)
                                                  ===========   ===========   ===========   ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Year        For the Year
                                                                            Ended              Ended
                                                                        December 31,        December 31,
                                                                            2004                2003
                                                                      -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                  $        (270,191) $         (200,528)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Write-off of Investment                                                         -             274,000
      Stock issued for expenses                                                  79,823                   -
      Depreciation                                                                  897                   -
      Deferred taxes                                                              7,300              (7,300)
     (Increase) decrease in advances                                             (3,061)                  -
      (Increase) decrease in security deposits                                        -              (1,713)
      Increase (decrease) in accounts payable                                     8,591               9,004
      Increase (decrease) in accrued compensation                               200,000                   -
      Increase (decrease) in accrued expenses                                   (10,794)                  -
      Increase (decrease) in deposits from customers                             22,785              60,895
                                                                      -----------------  ------------------

  Net Cash Used in continuing operations                                         35,350             134,358
                                                                      -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                         (2,688)                  -
                                                                      -----------------  ------------------
Net cash provided by (used) investing activities                                 (2,688)                  -
                                                                      -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                       5,000                   -
Shareholder receivables                                                               -            (112,517)
Proceeds from shareholder payables                                               15,000               3,000
                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                        20,000            (109,517)
                                                                      -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                      52,662              24,841
Cash and Cash Equivalents
  at Beginning of Period                                                         24,841                   -
                                                                      -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                    $          77,503  $           24,841
                                                                      =================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                      For the Year        For the Year
                                                                         Ended               Ended
                                                                      December 31,        December 31,
                                                                          2004                2003
                                                                   ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $            3,205  $                -
  Franchise and income taxes                                       $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On September 9, 2002, 100 shares of common stock were issued for $2,774 in start-up expenses.

         On December 1, 2003, the Company issued 97,000,000 shares of common stock to acquire Souvenir Direct, Inc. in a reverse acquisition.

         On December 1, 2003, 414,628,300 shares of common stock were issued to the previous owners of CBQ, Inc. in connection with the reverse acquisition of Souvenir Direct, Inc.









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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Principles of Consolidation

         The consolidated financial statements for the year ended December 31, 2004 and the year ended December 31, 2003 include the accounts of the parent entity and its subsidiaries Souvenir Direct, Inc. and China Pathfinder Fund, LLC.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Net Income (Loss) Per Common Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2004 and 2003 are not presented as it would be anti-dilutive.

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

Major Customers

         At December 31, 2004, the Company receives approximately 36% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

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

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $29,808 and $7,200 for the years ended December 31, 2004 and 2003, respectively.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 2 - LEASES

         In September 2004, the Company entered into a new lease agreement for approximately 1,800 square feet of office space with Flamingo Commons, LLC. The lease requires monthly lease payments of approximately $2,175 beginning September 1, 2004. The lease expires in August 2005. The office space is used as the corporate headquarters. It is located at 12535 Orange Drive, Suite 613, Davie, Florida 33330.

         The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150.

         Rental expense under these leases was approximately $21,000 and $15,000 for the years ended December 31, 2004 and 2003, respectively.

         The minimum future lease payments under these leases for the next five years are:


          Year Ended December 31,
-------------------------------------------
         2005                                             $       17,400
         2006                                                          -
         2007                                                          -
         2008                                                          -
         2009                                                          -
                                                          --------------
         Total minimum future lease payments              $       17,400
                                                          ==============

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMITMENTS

         On December 1, 2003, the Company entered into an employment agreement with Howard Ullman, the Company's President and CEO that provides for annual compensation of $200,000.

NOTE 4 - STOCK TRANSACTIONS

Common Stock

         On September 9, 2002, the Company issued 100 shares of common stock for $2,774 of start- up expenses.

         On December 1, 2003, the Company issued 97,000,000 shares of common stock to acquire Souvenir Direct, Inc. in a reverse acquisition. The 100 shares that were previously issued were retroactively adjusted to reflect the equivalent number of shares that were issued in connection with the reverse acquisition. The acquisition was recorded by a credit to common stock of $9,600 and a debit to paid-in capital of $2,674 and a debit to retained earnings of $6,926. Also on December 1, 2003, an additional 414,628,300 shares of common stock were issued to the previous owners of CBQ, Inc. All references to stock reflect the retroactive adjustment to the shares.

         In April 2004, 440,000 shares of common stock were returned to the treasury and cancelled.

         In May 2004, the Company issued 1,500,000 shares of common stock for services valued at $27,000.

         In June 2004, the Company issued 2,000,000 shares of common stock for services valued at $36,000. As of December 31, 2004, expense of $27,000 and prepaid expense of $9,000 was recorded.

         In June 2004, the Company issued 200,000 shares of common stock for services valued at $3,600.

         In July 2004, the Company issued 138,000 shares of common stock for services valued at $5,520.

         In September 2004, the Company issued 240,000 shares of common stock for services valued at $7,200.

         In November 2004, the Company issued 187,500 shares of common stock for services valued at $9,375.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                              (Formerly CBQ, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK TRANSACTIONS (continued)

Preferred Stock

         In February 2004, the Company sold 1,000 shares of preferred stock for cash of $5,000. In June 2004, the Company issued 7,100 shares of preferred stock for services valued at $128. The preferred shares are convertible to common shares at a conversion ratio of 1,000 shares of common stock for each share of preferred stock.

Warrants

         The Company has issued stock warrants to its officers and directors for a total of 5,975,000 shares of the Company's common stock. The warrants expire between November 11, 2011 and July 20, 2014. The warrants have an exercise price of $.03 to $.05.

NOTE 5 - RELATED PARTY PAYABLES

         On September 1, 2004, China Pathfinder Fund, LLC., a wholly-owned subsidiary of the Company received loans of $15,000 from shareholders of the Company. The loans carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2005.

         During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in related party payables at December 31, 2004 and 2003.

NOTE 6 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $455,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of December 31, 2004 and 2003, the award amount has been included in the accrued expenses of the Company.

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

         On January 25, 2005, the U.S. District Court for the Southern District of New York dismissed without prejudice the lawsuit against China Direct Trading Corporation in the previously- reported civil case styled CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, Southern District for New York, 12/4/2003). The lawsuit was dismissed in a response to China Direct Trading Corporation's motion to dismiss. The Plaintiffs can refile the lawsuit if they a complaint on or before March 1, 2005. The Plaintiffs have apparently filed an amended complaint with the Court on February 24, 2005, but the Company has not received a copy of said amended complaint.

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

NOTE 10 - SUBSEQUENT EVENTS

         On March 18, 2005, the Company entered into an agreement whereby the Company will acquire 40% of the outstanding shares of Beijing Hua Wei Furniture Manufacture Co., Ltd., ("HWFM"), a company organized under the laws of the People's Republic of China. The Company will issue common stock valued at $1,325,000 at closing to acquire its 40% interest in HWFM.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

CHINA DIRECT TRADING CORPORATION

Dated:   April 14, 2005             By  /S/          Howard Ullman
                                                     Howard Ullman
                                                     President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April 2005.

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



/s/ Laurie Holtz                                     Director
Laurie Holtz


/s/ Jeffrey Postal                                   Director
Jeffrey Postal

/s/   Lorenzo Lamadrid                               Director
Lorenzo Lamadrid

/s/  Susan Xu                                        Director
Susan Xu