Form 10QSB
period 2005-03-31
CHINA DIRECT TRADING CORP
filed 2005-05-16
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2005
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                                   EXCHANGE ACT

    For the transition period from                     to
                                  --------------------    ----------------------
                    Commission file number                        000-28831
                                            -----------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2005 Approximately 515,453,800 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                                      PART I

ITEM 1.  FINANCIAL STATEMENTS

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $           38,365  $           77,503
   Advances                                                                                   -               3,061
   Prepaid expense                                                                            -               9,000
                                                                             ------------------  ------------------

     Total Current Assets                                                                38,365              89,564
                                                                             ------------------  ------------------

Fixed assets:
   Computers                                                                              2,688               2,688
   Less: Accumulated Depreciation                                                        (1,120)               (897)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                   1,568               1,791
                                                                             ------------------  ------------------

Other non-current assets:
   Deposits                                                                               1,713               1,713
                                                                             ------------------  ------------------

      Total other non-current assets                                                      1,713               1,713
                                                                             ------------------  ------------------

         Total assets                                                        $           41,646  $           93,068
                                                                             ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                                   $            8,469  $           20,595
   Accrued expenses                                                                     166,987             170,516
   Customer deposits                                                                     83,680              83,680
   Accrued compensation                                                                 250,000             200,000
   Related party payables                                                               315,000             315,000
                                                                             ------------------  ------------------

         Total Liabilities                                                              824,136             789,791
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share  Authorized  100,000,000  shares,
      Issued 8,100 shares at March 31, 2005 and
      December 31, 2004                                                                       8                   8
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 515,453,800 Shares at March 31, 2005 and
      December 31, 2004                                                                  51,546              51,546
   Additional paid-in capital                                                            93,432              93,432
   Accumulated deficit                                                                 (927,476)           (841,708)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                       (782,490)           (696,722)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $           41,646  $           93,069
                                                                             ==================  ==================









                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                            --------------------------------------
                                                                                   2005                2004
                                                                            ------------------  ------------------

Revenues                                                                    $          204,354  $          273,432
Cost of Sales                                                                         (172,275)           (142,140)
                                                                            ------------------  ------------------

        Gross Profit                                                                    32,079             131,292
                                                                            ------------------  ------------------

Operating Expenses:
  Sales and marketing                                                                    1,773               4,815
  Compensation                                                                          50,000                   -
  Other General and administrative                                                      65,334              47,344
                                                                            ------------------  ------------------

       Total Operating Expenses                                                        117,107              52,159
                                                                            ------------------  ------------------

Net Operating Income (Loss)                                                            (85,028)             79,133

Other Income (Expense):
  Interest expense                                                                        (740)               (820)
                                                                            ------------------  ------------------

Net Income (Loss)                                                           $          (85,768) $           78,313
                                                                            ==================  ==================

Weighted Average
Shares Outstanding                                                                 515,453,800         499,350,300
                                                                            ==================  ==================

Income (Loss) per Common Share                                              $                -  $                -
                                                                            ==================  ==================











                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                      -------------------------------------
                                                                            2005                2004
                                                                      -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                  $         (85,768) $           78,313
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Stock issued for expenses                                                   9,000                   -
      Depreciation                                                                  224                 224
     (Increase) decrease in advances                                              3,061                   -
      Increase (decrease) in accounts payable                                   (12,126)             (3,434)
      Increase (decrease) in accrued compensation                                50,000                   -
      Increase (decrease) in accrued expenses                                    (3,529)                  -
      Increase (decrease) in deposits from customers                                  -                (895)
                                                                      -----------------  ------------------

  Net Cash Used in continuing operations                                        (39,138)             74,208
                                                                      -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                              -              (2,688)
                                                                      -----------------  ------------------
Net cash provided by (used) investing activities                                      -              (2,688)
                                                                      -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                           -                   -
Shareholder receivables                                                               -              (6,111)
Proceeds from shareholder payables                                                    -                   -
                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                             -              (6,111)
                                                                      -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                     (39,138)             65,409
Cash and Cash Equivalents
  at Beginning of Period                                                         77,503              24,841
                                                                      -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                    $          38,365  $           90,250
                                                                      =================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)





                                                                            For the Three Months
                                                                              Ended March 31,
                                                                   --------------------------------------
                                                                          2005                2004
                                                                   ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $              740  $              820
  Franchise and income taxes                                       $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:





























                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for China Direct Trading Corporation and Subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

         The consolidated financial statements for the three months ended March 31, 2005 include the accounts of the parent entity and its subsidiaries Souvenir Direct, Inc. and China Pathfinder Fund, LLC.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Net Income (Loss) Per Common Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2005 and 2004 are not presented as it would be anti- dilutive.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2004  financial statements to conform with the 2005 presentation.

Major Suppliers

         The Company's major suppliers are from the People's Republic of China and to a lesser extent a variety of Pacific Rim countries. The Company relies on 30 manufacturing concerns in China for its products. The loss of these Chinese manufacturing sources would adversely impact on the business of the Company.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Major Customers

         At March 31, 2005, the Company receives approximately 36% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

Revenue Recognition

         Sales revenue is recognized upon the shipment of merchandise from suppliers to customers. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized.

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $1,773 and $4,815 for the three months ended March 31, 2005 and 2004, respectively.

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

         Rental expense under these leases was approximately $8,000 and $4,000 for the three months ended March 31, 2005 and 2004, respectively.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LEASES (continued)

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK TRANSACTIONS (continued)

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

         The Company issued a stock warrant to each of two former officers of the Company in December 2003 for a total of 35,000 shares of the Company's common stock. Each of the stock warrants expires on July 20, 2014,and entitles each former officer to purchase 10,000 and 25,000 shares, respectively, of the Company's common stock at an exercise price of $0.05.

         The Company has also issued a stock warrant for 50,000,000 shares of common stock to Dutchess Private Equities Fund, II, L.P. ("Dutchess"), as part of an investment agreement between Dutchess and the Company. As part of the agreement, Dutchess will invest up to $2,500,000 to purchase the Company's common stock. The warrant will expire August 3, 2014.

NOTE 5 - RELATED PARTY PAYABLES

         On September 1, 2004, China Pathfinder Fund, LLC., a wholly-owned subsidiary of the Company received loans of $15,000 from shareholders of the Company. The loans carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2005.

         During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in related party payables at March 31, 2005 and December 31, 2004.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 - LEGAL SETTLEMENTS

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of March 31, 2005 and December 31, 2004, the award amount has been included in the accrued expenses of the Company.

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

         On January 25, 2005, the U.S. District Court for the Southern District of New York dismissed without prejudice the lawsuit against China Direct Trading Corporation in the previously- reported civil case styled CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, Southern District for New York, 12/4/2003). The lawsuit was dismissed in a response to China Direct Trading Corporation's motion to dismiss. The Plaintiffs can refile the lawsuit if they a complaint on or before March 1, 2005. The Plaintiffs have filed an amended complaint with the Court on or about February 24, 2005.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (continued)

         As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 period. The Company has investigated these claims and has not been able to date to substantiate any of the claims to date and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock.

NOTE 9 - SUBSIDIARY

         In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company. The purpose of this new subsidiary is to pursue the business of acting as a funding and merger-and-acquisition agent in the United States and China.

NOTE 10 - ACQUISITION

         On March 18, 2005, the Company entered into an agreement whereby the Company will acquire 40% of the outstanding shares of Beijing Hua Wei Furniture Manufacture Co., Ltd., ("HWFM"), a company organized under the laws of the People's Republic of China. The Company will issue common stock valued at $1,325,000 at closing to acquire its 40% interest in HWFM


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

PLAN OF OPERATIONS. The Company's plan of operations is to: (a) expand SDI's existing gift, souvenir and promotional product line and expand SDI's geographical markets by increased marketing of SDI at U.S. and International gift, souvenir and/or promotional product trade shows and more extensive face-to-face marketing of SDI to targeted U.S. corporate accounts; (b) establish CPF's business development business by more extensive face-to-face marketing of potential customers in China by CPF's new Beijing office; and (c) establish CPF as a second trading company operation that trades in non-SDI products, especially trading Chinese commodities and manufactured goods in the U.S. through sales to wholesalers and distributors as well as sales to end- user customers. The Company is seeking to accomplish its expansion of its business lines by internal growth through enhanced, expanded marketing and sales efforts and diversification of product lines, and by acquiring other companies through stock-for-stock exchanges.

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

RESULTS OF OPERATIONS - For the three months ended March 31, 2005, the Company had a net loss from operations of approximately $86,000. For the three months ended March 31, 2004, the Company had net income of approximately $78,000.

Total Revenues - For the three months ended March 31, 2005 and 2004, the Company had total sales of approximately $204,000 and $273,000 respectively, for an decrease of approximately $69,000. The decrease in revenues was mainly due to a one-time order for $90,000 during the three months ended March 31, 2004.

Costs and Expenses - For the three months ended March 31, 2005 and 2004, the Company had cost of sales of approximately $172,000 and $142,000, respectively. As a percentage of sales, cost of sales increased from approximately 52% for the three months ended March 31, 2004 to approximately 84% for the three months ended March 31, 2005. The increase in the cost of sales for the three months ended March 31, 2005 as compared to the same period in 2004 is due to advanced payments made by the Company to factories for manufacturing. General and administrative expenses increased approximately $68,000, from $47,344 for the three months ended March 31, 2004 to $115,334 for the three months ended March 31, 2005. This increase is attributable primarily to an increase in officer compensation as well as an increase in legal and professional fees. The cost of rent and other general and administrative costs also increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2005, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 25, 2005, the U.S. District Court for the Southern District of New York dismissed without prejudice the lawsuit against China Direct Trading Corporation in the previously- reported civil case styled CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, Southern District for New York, 12/4/2003). The lawsuit was dismissed in a response to China Direct Trading Corporation's motion to dismiss. The Plaintiffs can refile the lawsuit if they a complaint on or before March 1, 2005. The Plaintiffs filed an amended complaint with the Court on or about February 24, 2005. While the Company currently intends to defend against the Amended Complaint, and without admitting any liability in the matter, the Company will also explore settlement of the litigation in order to avoid any further drain by this federal lawsuit on the Company's resources.

         As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 period. The Company has investigated these claims and has not been able to date to substantiate any of the claims to date and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.1      Articles of Incorporation of the Company *

2.1.1    Articles  of  Incorporation   of  China  Direct  Trading   Company,   a
         wholly-owned subsidiary of the Company **

2.2      By-laws of the Company***

3.2.1 By-Laws of China Direct Trading Corporation, a wholly owned subsidiary of the Company ****

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

***      Incorporated   by  reference  to  Annex  D  the  Specia  Meeting  Proxy
         Statement,   dated  April  15,  2004,  filed  by  China  Direct Trading
         Corporation with the Commission on April 20, 2004.

****     Incorporated   by  reference  to  Annex  H  the  Specia  Meeting  Proxy
         Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.

+        Filed Herein

++ Incorporated by reference to Exhibit 10.1 to the Form 8- Report, dated August 5, 2004, as filed by China Direct Trading Corporation on August 10, 2004

+++ Incorporated by reference to Exhibit 10.2 to the Form 8- Report, dated August 5, 2004, as filed by China Direct Trading Corporation on August 10, 2004

++++ Incorporated by reference to Exhibit 14 to the Company' Form 10-KSB for the fiscal year ending December 31, 2003, as filed by China Direct Trading Company with the Commission on April 20, 2004.

(b) Reports on Form 8-K filed.

i) Items 5 - Departure of Director and Appointment of Directors. Report filed January 10, 2005.

ii) Item 7 Regulation FD Disclosure - Worldcity Business Magazine Article. Report filed January 14, 2005.

iii)     Item 8 - Other Materially  Important Events.  Report filed February 22,
         2005.

iv)      Item 7 - Regulation  FD  Disclosure.  Report filed Februar 24, 2005.

v)       Item 2 - Share Purchase Agreement. Report filed April 29, 2005.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 2005.

China Direct Trading Corporation

May 13, 2005

/s/ Howard Ullman
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)