Form 10QSB
period 2005-06-30
CHINA DIRECT TRADING CORP
filed 2005-08-15
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2005
                   -------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

      For the transition period from                  to
                                     ----------------    ----------------
                        Commission file number 000-28831
         --------------------------------------------------------------

                        China Direct Trading Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2005 Approximately 524,977,610 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                          (Unaudited)
                                            June 30,          December 31,
                                              2005                2004
                                       ------------------  ------------------
Assets:

Current assets:
   Cash                                $           76,897  $           77,503
   Advances                                             -               3,062
   Prepaid expense                                      -               9,000
                                       ------------------  ------------------

     Total Current Assets                          76,897              89,565
                                       ------------------  ------------------

Fixed assets:
   Computers                                        2,688               2,688
   Less: Accumulated Depreciation                  (1,344)               (897)
                                       ------------------  ------------------

     Total Fixed Assets                             1,344               1,791
                                       ------------------  ------------------

Other non-current assets:
   Deposits                                         1,713               1,713
                                       ------------------  ------------------

      Total other non-current assets                1,713               1,713
                                       ------------------  ------------------

         Total assets                  $           79,954  $           93,069
                                       ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                               (Unaudited)
                                                                 June 30,          December 31,
                                                                   2005                2004
                                                            ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                  $           19,424  $           20,595
   Accrued expenses                                                    162,437             170,516
   Customer deposits                                                    83,680              83,680
   Accrued compensation                                                100,000             200,000
   Related party payables                                              315,000             315,000
                                                            ------------------  ------------------

         Total Liabilities                                             680,541             789,791
                                                            ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock, par value $.001
      per share Authorized 100,000,000
      shares, Issued 8,100 shares at
      June 30, 2005 and December 31, 2004                                    8                   8
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 524,977,610 Shares at June 30, 2005 and
      December 31, 2004                                                 52,498              51,546
   Additional paid-in capital                                          292,480              93,432
   Accumulated deficit                                                (945,573)           (841,708)
                                                            ------------------  ------------------

     Total Stockholders' Deficit                                      (600,587)           (696,722)
                                                            ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                $           79,954  $           93,069
                                                            ==================  ==================









                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three Months                    For the Six Months
                                                  Ended June 30,                         Ended June 30,
                                      --------------------------------------  -------------------------------------
                                             2005                2004               2005                2004
                                      ------------------  ------------------  -----------------   -----------------

Revenues                              $          261,016  $          401,005  $         465,370   $         674,437
Cost of Sales                                   (155,101)           (282,579)          (327,376)           (424,719)
                                      ------------------  ------------------  -----------------   -----------------

        Gross Profit                             105,915             118,426            137,994             249,718
                                      ------------------  ------------------  -----------------   -----------------

Operating Expenses:
  Sales and marketing                              4,353               6,103              6,126              10,918
  Compensation                                    50,000                   -            100,000                   -
  Other General and administrative                69,670              69,721            135,004             117,065
                                      ------------------  ------------------  -----------------   -----------------

       Total Operating Expenses                  124,023              75,824            241,130             127,983
                                      ------------------  ------------------  -----------------   -----------------

Net Operating Income (Loss)                      (18,108)             42,602           (103,136)            121,735

Other Income (Expense):
  Interest income                                     11                   -                 11                   -
  Interest expense                                     -                (909)              (740)             (1,729)
                                      ------------------  ------------------  -----------------   -----------------

Net Income (Loss)                     $          (18,097) $           41,693  $        (103,865)  $         120,006
                                      ==================  ==================  =================   =================

Weighted Average
Shares Outstanding                           517,232,972         499,350,300        516,348,305         499,350,300
                                      ==================  ==================  =================   =================

Income (Loss) per Common Share        $                -  $                -  $               -   $               -
                                      ==================  ==================  =================   =================

                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Six Months
                                                                   Ended June 30,
                                                        -------------------------------------
                                                              2005                2004
                                                        -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                    $        (103,865) $          120,006
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Stock issued for expenses                                     9,000                   -
      Stock issued for accrued compensation                       200,000                   -
      Depreciation                                                    448                 448
     (Increase) decrease in advances                                3,061                   -
      Increase (decrease) in accounts payable                      (1,171)             (1,440)
      Increase (decrease) in accrued compensation                (100,000)                  -
      Increase (decrease) in accrued expenses                      (8,079)                  -
      Increase (decrease) in deposits from customers                    -                (895)
                                                        -----------------  ------------------

  Net Cash Used in continuing operations                             (606)            118,119
                                                        -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                -              (2,688)
                                                        -----------------  ------------------
Net cash provided by (used) investing activities                        -              (2,688)
                                                        -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                             -                   -
Shareholder receivables                                                 -              (1,851)
Proceeds from shareholder payables                                      -                   -
                                                        -----------------  ------------------
Net Cash Provided by Financing Activities                               -              (1,851)
                                                        -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          (606)            113,580
Cash and Cash Equivalents
  at Beginning of Period                                           77,503              24,841
                                                        -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                      $          76,897  $          138,421
                                                        =================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                   --------------------------------------
                                                                          2005                2004
                                                                   ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $              740  $            1,729
  Franchise and income taxes                                       $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: NONE
-----------





























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

Interim Reporting

         The unaudited financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         China Direct Trading Corporation (formerly "CBQ, Inc."), a Florida corporation, was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name "Yorkshire Leveraged Group, Incorporated", and then changed its situs to Colorado in 1989 by merging into a Colorado corporation, named "Freedom Funding, Inc.". Freedom Funding, Inc. then changed its name to "CBQ, Inc." by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name to China Direct Trading Corporation and reincorporated from the State of Colorado to the State of Florida.

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

Nature of Business

         The Company is engaged in the business of marketing and selling novelty, gift, and promotional items in North America. The items are typically manufactured in the People's Republic of China by third-party manufacturing companies.

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

Principles of Consolidation

         The consolidated financial statements for the six months ended June 30, 2005 include the accounts of the parent entity and its subsidiaries Souvenir Direct, Inc. and China Pathfinder Fund, LLC.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Net Income (Loss) Per Common Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and six months ended June 30, 2005 and 2004 are not presented as it would be anti-dilutive.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Major Customers

         At June 30, 2005, the Company receives approximately 36% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

Revenue Recognition

         Sales are recorded when goods are shipped, and profit is recognized at that time. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized.

Advertising

         Advertising  costs are  expensed as incurred.  Advertising  expense was
$6,126  and  $10,918  for  the  six  months   ended  June  30,  2005  and  2004,
respectively.

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

         Rental expense under these leases was approximately $13,000 and $7,500 for the six months ended June 30, 2005 and 2004, respectively.

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

         In June 2005, the Company issued 9,523,810 shares of common stock for accrued compensation of $200,000.

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

         The Company issued a stock warrant for 50,000,000 shares of common stock to Dutchess Private Equities Fund, II, L.P. ("Dutchess"), as part of an investment agreement between Dutchess and the Company. As part of the agreement, Dutchess was to invest up to $2,500,000 to purchase the Company's common stock. The warrant was to expire August 3, 2014. On February 16, 2005, the Company and Dutchess agreed to postpone the implementation of the foregoing financing arrangement. As of the date of this Report, the Company and Dutchess have agreed not to proceed with this financing arrangement and the aforementioned warrant has been cancelled.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY PAYABLES

         On September 1, 2004, China Pathfinder Fund, LLC., a wholly-owned subsidiary of the Company received loans of $15,000 from shareholders of the Company. The loans carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2005. The monthly installments due and payable from January 2005 through June 2005 have been deferred mutual agreement of China Pathfinder Fund, LLC and the lending shareholders.

         During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in related party payables at June 30, 2005 and December 31, 2004.

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

NOTE 7 - LEGAL SETTLEMENTS

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of June 30, 2005 and December 31, 2004, the award amount has been included in the accrued expenses of the Company.

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

         On January 25, 2005, the U.S. District Court for the Southern District of New York dismissed without prejudice the lawsuit against China Direct Trading Corporation in the previously- reported civil case styled CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, Southern District for New York, 12/4/2003). The lawsuit was dismissed in a response to China Direct Trading Corporation's motion to dismiss. The Plaintiffs can refile the lawsuit if they a complaint on or before March 1, 2005. The Plaintiffs have filed an amended complaint with the Court on or about February 24, 2005. The Company has filed a motion to dismiss the plaintiff's amended complaint, which motion has not be heard or ruled upon by the Court.

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

NOTE 10 - ACQUISITION

         On March 18, 2005, the Company entered into an agreement whereby the Company will acquire 40% of the outstanding shares of Beijing Hua Wei Furniture Manufacture Co., Ltd., ("HWFM"), a company organized under the laws of the People's Republic of China. The Company was to issue common stock valued at $1,325,000 at closing to acquire its 40% interest in HWFM. On July 20, 2005, the Company announced the termination of this agreement because HWFM failed to satisfy one of the conditions to consummation of the acquisition.

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

RESULTS OF OPERATIONS - For the three and six months ended June 30, 2005, the Company had a net loss from operations of approximately $18,000 and $104,000, respectively. For the three and six months ended June 30, 2004, the Company had net income of approximately $42,000 and $120,000, respectively.

Total Revenues - For the six months ended June 30, 2005 and 2004, the Company had total sales of approximately $465,000 and $674,000, respectively, for a decrease of approximately $209,000. The decrease in revenues was mainly due to a one-time order for $90,000 during the six months ended June 30, 2004.

Costs and Expenses - For the six months ended June 30, 2005 and 2004, the Company had cost of sales of approximately $327,000 and $425,000, respectively. As a percentage of sales, cost of sales increased from approximately 63% for the six months ended June 30, 2004 to approximately 70% for the six months ended June 30, 2005. The increase in the cost of sales for the six months ended June 30, 2005 as compared to the same period in 2004 is due to advanced payments made by the Company to factories for manufacturing. General and administrative expenses increased approximately $118,000, from $117,065 for the six months ended June 30, 2004 to $235,004 for the six months ended June 30, 2005. This increase is attributable primarily to an increase in officer compensation as well as an increase in legal and professional fees. The cost of rent and other general and administrative costs also increased for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company. As of the date of this Report, these two positions are held by Howard Ullman. The Company is seeking to find a qualified chief financial officer for the Company.

         (a) Evaluation of Disclosure Controls and Procedures

         The Company's management has reviewed the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f)) as of the fiscal quarter end of this quarterly report on Form 10-QSB.

         No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors. In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of the Company's internal control systems are immediately identified. These inherent limitations include the realities that subjective judgments in decision- making in this area can be faulty and that a breakdown in internal processes can occur because of simple, god faith error or mistake. No design can in all instances immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a company. Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected. Nonetheless, the Company recognizes its ongoing obligation to use its best efforts to design and apply internal controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.

         (b) Changes in Internal Controls

         Based on a recent review by the Company, the Company has concluded that additional resources need to be assigned to internal controls and procedures. Such additional investment will be used primarily to recruit an experienced chief financial officer or outside public auditor/consultant to enhance the design and implementation of the Company's internal controls and procedures and to work with the Audit Committee to enhance the scope and thoroughness of the internal review process and the level of the that committee's expertise.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 25, 2005, the U.S. District Court for the Southern District of New York dismissed without prejudice the lawsuit against China Direct Trading Corporation in the previously- reported civil case styled CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, Southern District for New York, 12/4/2003). The lawsuit was dismissed in a response to China Direct Trading Corporation's motion to dismiss. The Plaintiffs can refile the lawsuit if they a complaint on or before March 1, 2005. The Plaintiffs filed an amended complaint with the Court on or about February 24, 2005. While the Company currently intends to defend against the Amended Complaint, and without admitting any liability in the matter, the Company may also explore settlement of the litigation in order to avoid any further drain by this federal lawsuit on the Company's resources. The Company has filed a motion to dismiss the plaintiff's amended complaint, which motion has not yet been heard or ruled upon by the Court.

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

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3.1      Articles of Incorporation of the Company **

2.2      By-laws of the Company****

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

10.2 Registration Rights Agreement, dated August 5, 2004, by the Company and Dutchess Private Equities Fund, II, LP +++

14       Code of Ethics, dated November 21, 2003, ++++

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.+

32       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.+

---------------

** Incorporated by reference to Annex G to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Diretc Trading Corporation with the Commission on April 20, 2004.

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

(b) Reports on Form 8-K filed.

i)   Item 7.01 - Regulation FD Disclosure.  Report filed May 18, 2005.
ii)  Item 7.01 - Regulation FD Disclosure.  Report filed May 19, 2005.
iii) Item 7.01 - Regulation FD Disclosure.  Report filed July 13, 2005.
iv)  Item 1.02 - Termination of a Material Definitive Agreement.  Report filed
                 July 20, 2005.
v)   Item 8.01 - Other Events. Report filed August 3, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of August, 2005.

China Direct Trading Corporation

August 15, 2005

/s/ Howard Ullman
------------------
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

                                   EXHIBIT 31

SECTION 302 CERTIFICATIONS

I, Howard Ullman, certify that:

1. I have reviewed this quarterly report on form 10-QSB of China Direct Trading Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such disclosure control over financial reporting, or caused such internal control over financial reporting got be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the this fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2005

/s/ Howard Ullman
------------------
Howard Ullman
CEO, President and Chairman
(Principal Executive and Financial Officer)



                                   EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,TO
                            AS ADOPTED PURSUANT TO,TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of China Direct Trading Corporation on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Howard Ullman, Chief Executive/Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Howard Ullman
------------------
Howard Ullman
CEO, President and Chairman
(Principal Executive and Financial Officer)


August 15, 2005


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.