Form 10QSB
period 2005-09-30
CHINA DIRECT TRADING CORP
filed 2005-11-14
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2005
                ------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

For the transition period from                                to
                               ------------------------------    --------------
                        Commission file number 000-28831
         --------------------------------------------------------------

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

            10400 Griffin Road, Suite 109, Cooper City, Florida 3328
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 252-3440
                            Issuer's telephone number

               12535 Orange Drive, Suite 613, Davie, Florida 33330
             (Former name, former address and former fiscal year, if
                          changed since last report.)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ----- No -----

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2005 Approximately 524,977,610 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                          (Unaudited)
                                         September 30,        December 31,
                                              2005                2004
                                       ------------------  ------------------
Assets:

Current assets:
   Cash                                $           30,418  $           77,503
   Advances                                        17,408               3,062
   Prepaid expense                                      -               9,000
                                       ------------------  ------------------

     Total Current Assets                          47,826              89,565
                                       ------------------  ------------------

Fixed assets:
   Computers                                        2,688               2,688
   Less: Accumulated Depreciation                  (1,568)               (897)
                                       ------------------  ------------------

     Total Fixed Assets                             1,120               1,791
                                       ------------------  ------------------

Other non-current assets:
   Deposits                                         3,550               1,713
                                       ------------------  ------------------

      Total other non-current assets                3,550               1,713
                                       ------------------  ------------------

         Total assets                  $           52,496  $           93,069
                                       ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)



                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2005                2004
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                                   $           22,439  $           20,595
   Accrued expenses                                                                     162,563             170,516
   Customer deposits                                                                     83,680              83,680
   Accrued compensation                                                                 150,000             200,000
   Related party payables                                                               315,000             315,000
                                                                             ------------------  ------------------

         Total Liabilities                                                              733,682             789,791
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share  Authorized  100,000,000  shares,
      Issued 8,100 shares at September 30, 2005 and
      December 31, 2004                                                                       8                   8
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 524,977,610 Shares at September 30, 2005 and
      December 31, 2004                                                                  52,498              51,546
   Additional paid-in capital                                                           292,480              93,432
   Accumulated deficit                                                               (1,026,172)           (841,708)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                       (681,186)           (696,722)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $           52,496  $           93,069
                                                                             ==================  ==================











                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   For the Three Months                    For the Nine Months
                                                   Ended September 30,                     Ended September 30,
                                          --------------------------------------  -------------------------------------
                                                 2005                2004               2005                2004
                                          ------------------  ------------------  -----------------   -----------------

Revenues                                  $          256,788  $          224,018  $         722,158   $         898,455
Cost of Sales                                       (215,235)           (206,195)          (542,611)           (630,914)
                                          ------------------  ------------------  -----------------   -----------------

        Gross Profit                                  41,553              17,823            179,547             267,541
                                          ------------------  ------------------  -----------------   -----------------

Operating Expenses:
  Sales and marketing                                  1,462               5,305              7,588              16,223
  Compensation                                        50,000                   -            150,000                   -
  Other General and administrative                    70,331              71,241            205,335             188,306
                                          ------------------  ------------------  -----------------   -----------------

       Total Operating Expenses                      121,793              76,546            362,923             204,529
                                          ------------------  ------------------  -----------------   -----------------

Net Operating Income (Loss)                          (80,240)            (58,723)          (183,376)             63,012

Other Income (Expense):
  Interest income                                          7                   -                 18                   -
  Interest expense                                      (366)               (883)            (1,106)             (2,612)
                                          ------------------  ------------------  -----------------   -----------------

Net Income (Loss)                         $          (80,599) $          (59,606) $        (184,464)  $          60,400
                                          ==================  ==================  =================   =================

Weighted Average
Shares Outstanding                               517,232,972         502,748,300        516,348,305         500,482,966
                                          ==================  ==================  =================   =================

Income (Loss) per Common Share            $                -  $                -  $               -   $               -
                                          ==================  ==================  =================   =================

                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                      -------------------------------------
                                                                            2005                2004
                                                                      -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                  $        (184,464) $           60,400
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Stock issued for expenses                                                   9,000               7,674
      Stock issued for accrued compensation                                     200,000                   -
      Depreciation                                                                  671                 672
     (Increase) decrease in deposits                                             (1,837)                  -
     (Increase) decrease in advances                                            (14,346)             (1,851)
      Increase (decrease) in accounts payable                                     1,844              (2,485)
      Increase (decrease) in accrued compensation                               (50,000)                  -
      Increase (decrease) in accrued expenses                                    (7,953)                  -
      Increase (decrease) in deposits from customers                                  -                (895)
                                                                      -----------------  ------------------

  Net Cash Used in continuing operations                                        (47,085)             63,515
                                                                      -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                              -              (2,688)
                                                                      -----------------  ------------------
Net cash provided by (used) investing activities                                      -              (2,688)
                                                                      -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                           -                   -
Proceeds from shareholder payables                                                    -                   -
                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                             -                   -
                                                                      -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                     (47,085)             60,827
Cash and Cash Equivalents
  at Beginning of Period                                                         77,503              24,841
                                                                      -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                    $          30,418  $           85,668
                                                                      =================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                   --------------------------------------
                                                                          2005                2004
                                                                   ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $            1,106  $            2,612
  Franchise and income taxes                                       $                -  $                -

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

Interim Reporting

         The unaudited financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Principles of Consolidation

         The  consolidated  financial  statements  for  the  nine  months  ended
September   30,  2005  include  the  accounts  of  the  parent  entity  and  its subsidiaries Souvenir Direct, Inc. and China Pathfinder Fund, LLC.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Net Income (Loss) Per Common Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three and nine months ended September 30, 2005 and 2004 are not presented as it would be anti-dilutive.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Major Customers

         At September 30, 2005, the Company receives approximately 36% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

Revenue Recognition

         Sales are recorded when goods are shipped, and profit is recognized at that time. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized.

Advertising

         Advertising costs are expensed as incurred. Advertising expense was $7,588 and $16,223 for the nine months ended September 30, 2005 and 2004, respectively.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

NOTE 2 - LEASES

          The lease expires in August 2005. On September 1, 2005, the Company entered into a new lease agreement for approximately 1,200 square feet of office space. The lease requires monthly lease payments of $1,300. The lease expires August 31, 2006. The office space is used as the corporate headquarters. It is located at 10400 Griffin Road, Suite 109, Cooper City, Florida 33328.

         The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150.

         Rental expense under these leases was approximately $23,610 and $13,966 for the nine months ended September 30, 2005 and 2004, respectively.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LEASES (continued)

         The minimum future lease payments under these leases for the next five years are:


          Year Ended December 31,
-------------------------------------------
         2005                                             $       17,400
         2006                                                     10,400
         2007                                                          -
         2008                                                          -
         2009                                                          -
                                                          --------------
         Total minimum future lease payments              $       27,800
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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY PAYABLES

         On September 1, 2004, China Pathfinder Fund, LLC., a wholly-owned subsidiary of the Company received loans of $15,000 from shareholders of the Company. The loans carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2005. The monthly installments due and payable from January 2005 through September 2005 have been deferred by mutual agreement of China Pathfinder Fund, LLC and the lending shareholders.

         During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in related party payables at September 30, 2005 and December 31, 2004.

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

NOTE 7 - LEGAL SETTLEMENTS

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of September 30, 2005 and December 31, 2004, the award amount has been included in the accrued expenses of the Company.

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

RESULTS OF OPERATIONS - For the three and nine months ended September 30, 2005, the Company had a net loss from operations of approximately $81,000 and $184,000, respectively. For the three months ended September 30, 2004, the Company had a net loss from operations of approximately $60,000. For the nine months ended September 30, 2004, the Company had net income from operations of approximately $60,000.

Total Revenues - For the nine months ended September 30, 2005 and 2004, the Company had total sales of approximately $722,000 and $898,000, respectively, for a decrease of approximately $176,000. The decrease in revenues was mainly due to a one-time order for $90,000 during the nine months ended September 30, 2004.

Costs and Expenses - For the nine months ended September 30, 2005 and 2004, the Company had cost of sales of approximately $543,000 and $631,000, respectively. As a percentage of sales, cost of sales increased from approximately 70% for the nine months ended September 30, 2004 to approximately 75% for the nine months ended September 30, 2005. The increase in the cost of sales for the nine months ended September 30, 2005 as compared to the same period in 2004 is due to advanced payments made by the Company to factories for manufacturing. General and administrative expenses increased approximately $167,000, from $188,306 for the nine months ended September 30, 2004 to $355,335 for the nine months ended September 30, 2005. This increase is attributable primarily to an increase in officer compensation as well as an increase in legal and professional fees. The cost of rent and other general and administrative costs also increased for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

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

(b) Reports on Form 8-K filed.

i) Item 8.01 - Other Events. Report filed September 26, 2005.
ii) Item 1.01 - Material Definitive Contracts. Report filed September 28, 2005.
iii) Item 1.01 - Material Definitive Contracts. Report filed October 5, 2005.
iv) Item 7.01 - Regulation FD Disclosure. Report filed October 11, 2005.
v) Item 8.01 - Other Events. Report filed October 11, 2005

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2005.

China Direct Trading Corporation

November 14, 2005

/s/ Howard Ullman
-----------------
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)