Form 10KSB
period 2005-12-31
CHINA DIRECT TRADING CORP
filed 2006-04-17
CIK 814926

Commission File Number: 000-28831


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                        CHINA DIRECT TRADING CORPORATION
        (Exact name of small business issuer as specified in its Charter)

         Florida                                                 84-1047159
(State or other jurisdiction                                    (IRS Employer
    of incorporation)                                        Identification No.)

                          10400 Griffin Road, Suite 109
                           Cooper City, Florida 33328
                            Telephone: (954) 252-3440
          (Address and telephone number of principal executive offices)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                          -----------------------------
                                (Title of class)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Definitive Information Statement for the 2006 Annual Meeting of Stockholders (the Definitive Proxy Statement), to be filed with the SEC within 120 days of December 31, 2005, are incorporated by reference to Part III of this Report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $911,583

As of March 29, 2006, there were 547,122,027.990 shares of the Registrant's common stock, par value $0.0001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant:
On March 29, 2006, the closing bid and asked prices for the shares of common stock of registrant, were $0.29 and $0.03 per share, respectively. On that date affiliates held approximately 312,068,870 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was approximately $6,816,541.

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

     References to "Common Stock" are to the Common Stock, $0.0001 par value, of China Direct Trading Corporation.

     References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.

     References to "Company", "China Direct", "CHDT", "Company", "we", and "our" mean China Direct Trading Corporation, and include, unless the context requires or indicates otherwise, the operations of its subsidiaries (all hereinafter defined).



     References to "CBQ" mean CBQ, Inc., the former name of China Direct Trading Corporation and include, unless the context requires otherwise, the operations of its subsidiaries (all as hereinafter defined).

         References to "Guardian" mean GUARDIAN-brand commercial and residential power generators that are made by Genera Power Systems, Inc. ("Generac"). GUARDIAN is a registered trademark of Generac.

     References to "Gulf Coast Region" mean the coastal areas of Alabama, Western Florida, Mississippi, Louisiana and Texas that are subject to periodic, seasonal storms.

      References to "SDI" mean Souvenir Direct, Inc., a Florida corporation that is a wholly-owned subsidiary of China Direct Trading Corporation.

         References to "Southeast" mean Georgia, North Carolina, South Carolina, and Virginia.

     References to "South Florida" mean the greater Miami-Ft. Lauderdale, Florida metropolitan region, including Dade County and Broward County and all adjacent counties.

     References to "Overseas Building Supplies" and "OBS" mean Overseas Building Supplies, L.C., a Florida limited liability company, (formerly known as "China Pathfinder Funds, LLC") organized in February 2004 by China Direct.

     References to "'33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

      References to "'34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.


                           FORWARD-LOOKING STATEMENTS

         This Report contains statements that constitute forward-looking statements. Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the


Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.


                                     PART I

Item 1.  Description of Business; Company History.

(a) Description of Business. The Company is a public holding company incorporated in Florida, with its Common Stock traded on the Over the Counter Bulletin Board or "OTC.BB" (SYMBOL: CHDT.OB) and, through its operating subsidiaries, trades and/or distributes primarily Chinese-made manufactured goods in North America. Currently, the products traded or distributed by the Company's operating subsidiaries include CPS selling Chinese-made and Guardian-brand commercial and residential standby power generators and SDI selling promotional, gift and souvenir items for corporate customers. Upon satisfactory completion of testing results mandated by local building codes, which is anticipated to be achieved by mid-2006, OBS will commence selling roofing tiles in South Florida.

         For fiscal year 2005, the Company's sole operating, revenue-producing business was SDI. The Company changed its business focus in early 2006 from trading Chinese-made promotional, souvenir and gift items through SDI to emphasize the trading and distributing of commercial and residential standby power generators and building supplies through OBS and, with the acquisition of a 51% membership interest in CPS in late January 2006, CPS. The change in focus was made to achieve higher revenues and profit margins and to pursue a perceived and substantial consumer demand for such products in Florida, the Gulf State Region and adjacent areas - all such areas being subject to periodic power outages and reconstruction from storms.

         While the Company will continue to operate and grow SDI in 2006, its primary business focus in 2006 will be trading and distributing Chinese-made and Guardian-brand commercial and residential standby power generators and Chinese-made building supplies like roofing tiles. OBS has not yet sold roofing tiles because they are still in the testing process required by local building codes for their sale and use in South Florida.

         The Company's business lines, as of January 31, 2006, and as conducted through its operating subsidiaries, are: (1) SDI, a wholly-owned subsidiary that trades Chinese-manufactured souvenir, gift and promotional products in North America to distributors and to a limited extent to corporate buyers; (2) OBS, a wholly-owned subsidiary and start-up concern that, upon compliance with local building code testing requirements, will trade Chinese-made roofing tiles in South Florida; and (c) CPS, a 51%-owned subsidiary that distributes Chinese-made and GUARDIAN-brand commercial and residential standby power generators in Florida.

         The Company distinguishes between trading and distribution in describing its business lines. Trading involves a customer ordering a specific product (without specifying or caring about brand name or manufacturing source) from the Company subsidiary and then the Company subsidiary independently selects a suitable source among its various contract manufacturers or trading partners to fill the customer order. Products are usually direct shipped from the manufacturing source to the Company subsidiary's customer. Unlike a distributor, the Company's SDI and OBS operating subsidiaries typically do not purchase or maintain a regular inventory of select or specific brand name products or commodities, is not an advertised sales representative of or limited in purchasing a specific brand name, and does not market or solicit customers for its third-party contract Chinese manufacturing sources. As such, the Company's trading subsidiaries act like a broker for their customers in that the subsidiaries receive or ascertain the customers' needs within a specific product line and then locate sources to fill those customer needs. Once a source is located to fill a customer need, the Company subsidiary arranges letters of credit for the purchase of the products or commodities and then brokers the transaction through customs. This role allows the Company's subsidiaries to deal in a variety of products and commodities and operate with a limited overhead and working capital. CPS, on the other hand, is currently a distributor. It sells GUARDIAN-BRAND commercial and residential standby power generators as an authorized GUARDIAN reseller in a defined market region.

         Operating Subsidiaries: CPS. CPS was organized by William Dato on September 20, 2004, as a Florida limited liability company to distribute power generators in Florida and adjacent states. CPS currently distributes Guardian-brand commercial and residential power generators. Guardian is a brand name of Generac Power Systems, Inc. According to Generac's Web Site, www.generac.com, "The Generac brand [of power generators] features fully integrated power generation systems that include industrial, commercial, and residential generator sets, as well as automatic transfer switches, controls, fuel tanks, enclosures and remote monitoring software." CPS sells to Home Depot and Lowe's retail stores and local electrical contractors in Florida.



         OBS. OBS, organized on February 20, 2004, by China Direct as a Florida limited liability company, and formerly known as "China Pathfinder Fund, LLC", is a start-up that will trade Chinese-made building supplies in North America. Upon the approval of roofing tiles currently being tested to establish compliance with Dade County, Florida building code requirements, OBS intends to commence business operations by selling the roofing tiles in Dade County, Florida. OBS intends to expand roofing tile sales up the east coast of Florida as its roofing tiles satisfy local county building code requirements. OBS anticipates that it will receive approval to sell its Chinese-made roofing tiles in mid to late 2006 in Dade County, Florida. Other building supplies, yet to be identified, will be added to OBS product line in late 2006 and in 2007.

         OBS  discontinued  the  U.S.-Chinese   business   development   efforts
conducted under "China Pathfinder Fund, LC" in October 2005. The discontinued business development operations produced no revenues in 2005.

         SDI. SDI is a wholly-owned subsidiary of the Company. SDI was the Company's sole revenue-producing business for fiscal year 2005. Incorporated on September 9, 2002 in Florida by Howard Ullman as a trading company, SDI was acquired by the Company in a stock-for-stock exchange on or about December 1, 2003. Upon the acquisition of SDI, Howard Ullman assumed management and operational control of the Company and SDI. SDI has been the primary source of working capital for the Company from December 2003 through February 2005. SDI contributions to the Company are supplemented from time to time by personal, short-term, unsecured loans from Howard Ullman to the Company. Often, personal loans from Mr. Ullman to the Company are repaid by the issuance of restricted shares of Common Stock.

         A typical product distributed by SDI would be a novelty key chain, small toy, or lapel pin with the customer's logo or trademark, made by a contract manufacturer in China and direct shipped to the SDI customer in North America. SDI sells primarily to distributors with limited direct sales to large corporate customers. Most of SDI's customers and revenues come from U.S. companies.

         Current Strategic Plan. The Company has revised its strategic plan to focus in fiscal years 2006 and 2007 on the trading and distribution of commercial and residential standby power generators through CPS and building supplies through OBS in Florida, and to seek expansion of such sales efforts into the Gulf Coast region and Southeast U.S. in 2006 and 2007. The Company believes that the combination of the Company's access to Chinese manufacturers and the perceived demand for standby power generators and building supplies in the repeatedly storm-damaged Southeast and Gulf Coast region of the U.S. has the potential to establish a profitable business that uses the Company's Chinese commercial contacts and is within the funding or financing capabilities of the Company.

         Marketing and Sales. CPS. The Company markets its CPS power generators through local print advertising, television and cable advertising, limited mailings, and direct sales, mostly telephone and person-to-person marketing, by a dedicated sales staff of seven persons. Sales leads and referrals come from such efforts as well as referrals from manufacturers and existing customers. CPS also sells to Home Depot stores and local electrical contractors.

         OBS. OBS conducts limited marketing efforts through a sales staff of one to two persons in anticipation of governmental approval of its Chinese-made roofing tiles in mid-2006. The marketing is limited to telephone and face-to-face marketing to local South Florida builders and construction contractors and to building suppliers in South Florida and elsewhere in the U.S.



         Expansion of Markets. OBS and CPS intend to expand the geographical market for their respective products in 2006 and 2007 from South Florida to the Southeast and Gulf Coast Region. Such an effort will consist of print and TV/cable advertisements in those areas, direct marketing by mail and telephone, and possibly establishing sales offices in those areas. The ability of CPS and OBS to achieve such an expansion will depend on several factors, including, without limitation, sufficient funding from operations and/or debt and equity financing, qualifying to do business in those areas as well as satisfying all applicable local building or electrical requirements for the products, continued or sustained consumer demand for their respective products, the response and strength of competitors, continued access to Chinese-made products at costs that make those products very price competitive in the expansion areas and the ability of CPS and OBS to manage growth in sales and internal resources. There can be no assurances that CPS or OBS will be able to penetrate these targeted markets. Both companies believe that market expansion is critical to fully capturing the perceived market opportunities for their respective products. While South Florida is a lucrative market, the Company is seeking future revenue growth that requires market expansion.

         SDI. SDI markets its products by participating as an exhibitor at national and international trade shows for souvenir, gift and promotional vendors and trading companies; and face-to-face marketing and sales pitches to existing and prospective customers; and from time to time, advertisements in trade journals and periodicals. Since SDI focuses on larger corporate accounts, SDI does not typically use mass mailings or regular television, cable, radio or Internet-based advertising. SDI believes that the most effective way to market and sell its products is through trade shows and direct face-to-face marketing of prospective corporate customers.

         The marketing and sales efforts of SDI and OBS are currently funded by SDI's revenues. CPS' marketing efforts are funded by cash flow from its product sales.

          Competition. CPS has numerous competitors in the distribution of standby commercial and residential power generators - both in its primary geographical market of South Florida and in the Gulf Coast and Southeast regions of the U.S. that are targeted for sales expansion efforts in 2006 and 2007. Further, CPS, which sells GUARDIAN brand power generators, faces competition in its market areas from distributors of Guardian-brand commercial and residential standby power generators as well as rival national brands like Honda Power Systems, Quiet Source, Kohler, and Onan. With monthly sales currently running between 100 and 150 units per month in the first fiscal quarter of 2006, CPS believes that it is currently one of the larger distributors, in terms of units sold per month, of standby power generators in South Florida. CPS is currently able to fund its operations, marketing and sales efforts and business development efforts from its operating revenues. CPS currently maintains an inventory of standby power generators in order to be able to offer consumers immediate delivery of standby power generators as opposed to the 4 to 12 week delivery time for factory-ordered standby power generators. CPS believes that its maintenance of an inventory provides it with a competitive advantage in South Florida over companies that do not maintain an inventory and have to wait 4 to 12 weeks for factory shipments to install units for consumers. Such inventory purchases have been funded to date by cash flow, loans or investments by Company or CPS insiders. Further, CPS' vendor relationship with the local South Florida stores of Home Depot is an added competitive advantage over local South Florida competitors.

         While OBS is a start-up concern that has not commenced sales as of the date of this Report and relies on funding from China Direct to conduct operations, OBS has received expressions of interest from potential customers in South Florida for its roofing tiles. Based on marketing efforts to date, OBS believes that there is currently a shortage of roofing tiles in the South Florida area. OBS is currently seeking vendor relationships for its roofing tiles with the local South Florida stores of two large national home improvement chains as well as marketing its roofing tiles to local contractors and building supplies resellers. There can be no assurance that any of these efforts will result in actual sales or profits, but OBS believes, based on its marketing efforts to date, that there is a substantial opportunity to sell OBS' Chinese-made roofing tiles in South Florida and the Gulf Coast Region, especially in light of the current, perceived storage in roofing tile inventory.

         OBS faces competition from numerous building supplies retailers and wholesalers in South Florida. Such competition comes from large national retailers as well as regional distributors and suppliers. OBS' ability to establish a business will depend on: (1) China Direct and SDI's ability to fund OBS' overhead and marketing efforts for the roofing tiles; (2) quick market acceptance of the Chinese-made roofing tiles and other Chinese-made building supplies and (3) the ability of the Chinese manufacturers to provide product in a timely manner and at competitive pricing. Most of OBS' funding in 2006 will have to be raised from the sale of shares of Company Common Stock or by debt financing. There can be no assurance that the Company or OBS will be able to raise sufficient money to fund a marketing effort that is sufficient to establish OBD in the South Florida building supply industry.

         SDI. SDI is a small business concern and its primary competition comes from other small, numerous trading companies in Hong Kong and a small number of firms in the U.S. that distribute customized or personalized gifts, souvenirs and promotional items produced abroad. Most of these companies are typically below $10 million in sales. Many of the Company's competitors do not compete directly against SDI in its main business: producing gifts, souvenirs, or promotional items where the items themselves are manufactured to customer specifications. Most of SDI's competitors offer a set line of products upon which the customer's promotional pitch and logos may be imprinted, engraved or painted. These competitors do not typically offer to produce the actual product to customers' specifications, but rather they offer to imprint, engrave or print on their line of products the customer's promotional pitch and logos.

         While SDI was the primary business line of China Direct in 2005, SDI is now secondary in importance in the Company's strategic plan to the promotion and development of CPS' and OBS' business lines. The Company intends to continue SDI's business through 2006 and into the foreseeable future, but, in light of SDI's product line having lower profit margins than the power generators and the projected profit margins from the roofing tiles, SDI will not be China Direct's primary business line in 2006 and will be expected to support its overhead and marketing efforts through its own cash flow.

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

         The Company regards Souvenir Imports, a private company in Largo, Florida as one of its most direct competitors in the U.S. Like SDI, Souvenir Imports appears to compete for the same corporate market as SDI and competes in the same general product lines as SDI. Like SDI, Souvenir Imports appears to sell mostly to wholesalers and retailers.

         Other SID competitors are online or mass mail or catalogue office supply or promotional product companies that offer pens, mugs, letter openers, paper weights, luggage tags, cheap calculators, note pads and inexpensive toys or gift items with the customers' telephone numbers, address and/or promotional pitch imprinted, engraved or painted on the item. These companies typically do not offer to custom manufacture the actual product, but only offer to customize an existing line of products by imprinting, engraving, stamping, painting or applying a customer's name and promotional text on the product. As such, SDI views these companies as indirect competitors and not a threat to the corporate customer accounts.

         OBS and SDI believe that their main advantage over competitors is the number and quality of its Chinese manufacturing sources and the quality and diversity of products that these some 30 or more Chinese manufacturing sources can rapidly produce to customer specifications. The loss or inability of the Company to access these Chinese manufacturing sources would be fatal or nearly fatal to OBS' and SDI's ability to operate as a going concern. SDI does not have an exclusive arrangement with any of the 30 or more Chinese manufacturing concerns. OBS has an exclusive arrangement with two established Chinese manufacturers for power generators, but the exclusivity will only extend into 2007 if the Company meets specific sales goals. As of the date of this Report, China Direct has not met those sales goals because the Chinese-made power generators have not been UL-approved and such approval is required to allow sales in Florida.

         While SDI and OBS operates on what each company perceives as a minimal overhead basis, neither SDI, OBS nor the Company currently has the sort of immediate access to resources or funding sources enjoyed by its larger competitors and would be unable to compete effectively in the short-term in markets or in market conditions where mass mailings or other forms of blanket, sustained advertising was necessary to maintain sales. While the Company is a public company, the ability of the Company to tap the public securities markets for funding is greatly hampered by its "penny stock" status. This status effectively prevents brokers and financial advisors from recommending the Company's Common Stock to investors and many investment bankers, underwriters and placement agents will not handle funding for penny stock companies. To date, Company insiders have provided working capital to the Company as required by circumstances, but there is no assurance that the Company can or will receive such funding in the future. Further, such financing is usually repaid by issuing restricted shares of Common Stock to the insider, which issuance further dilutes public investors.

(b) Company History. The Company was incorporated under the name "Freedom Funding, Inc." in Delaware on September 18, 1986. On January 18, 1989, the Company reincorporated from Delaware to Colorado. On November 18, 1989 the name of the Company was changed to "CBQ, Inc." On May 17, 2004, the Company changed its name from "CBQ, Inc." to "China Direct Trading Corporation" and also reincorporated from Colorado to Florida. From 1986 through 1997, the Company had no business operations and its sole activity was to pursue its business plan to investigate business opportunities in which to engage by merger or acquisition. The Company was a "blank check" shell company during this initial development stage.

         From 1997 through 2002, the Company became a holding company acquiring a series of small, private companies and operating them as wholly-owned operating subsidiaries. The operating subsidiaries were engaged in either software systems development, resale of computer hardware and software manufactured by other companies, installation and repair of computer networks, or providing various information technology technical consulting services. Most of these acquisitions were accomplished by stock-for-stock exchanges. By the fourth quarter of 2002, these operating subsidiaries had ceased conducting business due to their inability to compete effectively in their respective geographical markets; loss of key sales, technical, sales and management personnel; unexpected downturns in customer demand in certain industries (especially in the value-added reseller of computer hardware and software), inadequate management and planning (especially the lack of a coherent strategic business plan); failure of the Company to eliminate duplicative overhead among its operating subsidiaries; inadequate financing of operations; use of financing for non-revenue generating purpose; inability to obtain financing or funding on affordable or commercially reasonable terms or at all; or a combination of the foregoing factors.

         By the first quarter of fiscal year 2003, the Company had no business operations or source of revenue and its management was reduced to a caretaker officer and one to two directors.

         From December 1, 2003 to Date: On December 1, 2003, the Company acquired SDI, which became the Company's sole wholly-owned operating subsidiary. As part of the December 1, 2003 acquisition of SDI, incumbent Company management and directors resigned on December 4, 2003 in order to allow SDI's principal, Howard Ullman, to become Chief Executive Officer, President and Chairman of the Board of the Company and to allow Mr. Ullman's business associates to become directors of the Company. Mr. Ullman and his business associates also assumed the directorships of the Company. SDI became the sole business operation and source of revenue for the Company for fiscal year 2003, 2004 and 2005.

         On February 20, 2004, China Direct organized China Pathfinder to develop business development services for North American companies in China and Chinese companies in North America and to develop a business in trading commodities internationally and trading non-SDI products in North America and other markets. China Pathfinder was formed to try to exploit the commercial contacts of China Direct's officers, directors and agents in North America and China. China Direct has only generated a small, insignificant amount of consulting fees. By late 2005, the Company had concluded that the business development business of China Pathfinder would not produce revenues or profits without an infusion of capital and a larger, full-time staff. The Company concluded that such an investment was unwarranted in light to the potential return and the time required to attain that return. As such, the Company decided to make China Pathfinder a trading company focused on low-end building supplies made in China for the North American market. The name of China Pathfinder Fund, LLC was changed to "Overseas Building Supplies, L.C.", in late 2005 to reflect its shift in business lines from business development to trading Chinese-made building supplies.

         OBS received a purchase order commitment for 400 40-kilowatt generators from CPS on or about October 10, 2005. That purchase order was transferred to the Company after the consummation of the Company's acquisition of a 51% membership interest in CPS on January 27, 2006. No sales have been consummated to date under that purchase order.

         Recent Developments. On January 27, 2007, China Direct entered into a Purchase Agreement (the "Purchase Agreement") with William Dato and CPS pursuant to which the Company acquired 51% of the member interests of CPS owned by Mr. Dato for a purchase price consisting of the payment of $637,000 in cash and the delivery of 600,000 shares of Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") having a stated value of $1,200,000, which Series A Preferred Stock are convertible into 50,739, 958 shares of the Company Common Stock at the demand of Mr. Dato. The cash paid in the transaction was obtained from capital provided to the Company for use in connection with acquisitions by Howard Ullman, our Chief Executive Officer and President, and certain of our directors and principal shareholders of the Company as previously disclosed.

         Under the terms of the Purchase Agreement, Mr. Dato is entitled to repurchase twenty percent (20%) of the member interests of CPS owned by the Company for the fair market value of such interests on the first to occur of (1) the third anniversary of the closing date of the transaction unless prior to such date, the Company has either (a) made an underwritten public offering of the member interests of CPS owned by it at a price that values CPS at an aggregate amount not less than Fifteen Million Dollars ($15,000,000) where Dato has the right to include his member interests in the offering at the expense of our company, other than underwriter's discount, or (b) paid Dato eleven percent (11%) of the member interests of CPS in consideration of the agreement of CPS to engage our company as CPS's exclusive supplier of import generators and (ii) distributed twenty percent (20%) of the member interests to the Series A Preferred Stock and Common Stock shareholders as a dividend which dividend is distributed in proportion to the total capital stock of our company treating the shares of Series A Preferred Stock as shares of Common Stock on an "as if converted" basis or (2) in the event that our company's independent public auditors or the SEC shall determine that the Company shall not be permitted to consolidate the financial statements of CPS with the financial statements of our company. In connection with the transactions contemplated by the Purchase Agreement, the Company also entered into a Voting Agreement with Messrs. Dato and Ullman pursuant to which, among other things, Mr. Ullman agreed to vote his shares of capital stock elect Dato as a member of the Board of Directors. In connection with its acquisition of the 51% member interest of CPS, the Company entered into an Operating Agreement providing for the management of CPS, among other matters.

            Further, the Company and CPS entered into a five-year employment agreement with Mr. Dato providing for a base salary of $100,000 per annum, subject to annual increases, and payment of a bonus based on the net income of CPS.

         The Series A Preferred Stock was offered and sold pursuant to an exemption from the registration requirements of the Securities Act provided under Section 4(2) of the Securities Act and other exemptions from the registration requirements of the Securities Act applicable to private sales of securities. Under the terms of the Purchase Agreement, CHDT is obligated to register the Series A Preferred Stock and underlying shares of Common Stock in a registration statement filed under the '33 Act. The shares of Series A Preferred Stock vote on an "as if converted basis" with the shares of Common Stock.

         In connection with the Purchase Agreement, Mr. Dato was elected as a member of the Board of Directors of the Company on January 27, 2006. Under the Voting Agreement, as discussed above, Ullman is required to vote his shares of the Common Stock for Dato's election as a director.

            The description of the Purchase Agreement, the Voting Agreement, the Operating Agreement, the Employment Agreement and the Articles of Amendment are summary descriptions of certain of their terms. Please refer to the documents. Which are attached as exhibits to this Report, for a complete description of their respective terms. The discussion of these documents is qualified in its entirety by reference to the actual documents.

         On September 27, 2005, the Company entered into an exclusive marketing agreement for selling LPG generators in the U.S. (Agreement) with Yiwu Generating Equipment Co., Ltd. (Yiwu), a Chinese manufacturer of generators and a subsidiary of Zhejiang YiWu Huafeng Industry (Multinational) Co., Ltd., which is a large, ISO 9001 certified, industrial Chinese conglomerate (see: http://www.ywhuafeng.com/english/dongtai.htm for information on this company and its products). China Direct has exclusive marketing rights for Yiwu's LPG-fueled electrical generators in the United States for one year. China Direct must sell US$3 million a year of the generators to maintain its exclusivity for Yiwu LPG-generators in the United States market. The Agreement runs from October 1, 2005 till September 30, 2006. Yiwu is one of the sources of generators that China Direct intends to use as a source for any US generator orders. Yiwu is seeking UL approval of its generators and China Direct is assisting in this process.

         As is the case with any marketing agreement, there can be no assurances that the Agreement or the relationship will result in any sales of LPG-fueled or other Yiwu generators in the United States by China Direct Based on current marketing feedback from potential customers or distributors of generators, China Direct believes that there is strong demand for generators to temporarily restore power to, and to power the heavy equipment needed to repair, recent damage in the Gulf Coast Region of the U.S. The market for generators in that market is extremely competitive and China Direct is competing against many larger companies with considerable greater marketing and sales resources and with established market brand names and established customer bases and distribution networks in Gulf Coast Region. China Direct believes that its market opportunity may be a short-term period where demand for generators exceeds available domestic supplies and there will be a resulting demand for foreign generators. China Direct does not have sufficient information as of the date of this Report to verify the accuracy of its assumption about the existence of this short-term marketing and sales opportunity for Chinese-made generators. Even if this marketing and sales opportunity does exist, one possible obstacle to the sale of Chinese-made generators in the United States is that many local building codes or ordinances require UL-approval, and many distributors require UL-approval for generators, which Chinese-made generators typically lack because UL-approval is not required in their traditional Asian markets for generators. China Direct believes that obtaining UL-approval for Yiwu generators in short order is critical to the prospects of selling Yiwu generators in the U.S.

         On or about September 30, 2005, China Direct entered into a marketing and sales agreement ("XEI Agreement") with Xiangtan Electric Import & Export
Co., Ltd., (XEI), a Chinese company and an export-import distributor for Xiangtan Electrical Manufacturing Co., Ltd. (XEIM), a Chinese manufacturer of small and medium sized electrical generators, whereby the Company will have a one-year exclusive marketing and sales arrangement for XEIM's 50 Kilo Watt diesel, gasoline, kerosene, natural gas and LPG electrical generators (collectively, the "products") in the United States. There are no orders for the products as of the date of this Report.

         The Company must attain $3 million in U.S. sales of the products in order to maintain its exclusive arrangement past year one of the XEI Agreement. If the Company fails to reach that sales goal, then XEI may cancel the exclusivity enjoyed by the Company during the first year of the Agreement for the United States market and use other companies to market the products. Since the approval of Underwriters Laboratories, Inc. of "UL" is required many distributors, local governments, and other possible U.S. buyers for the products, XEI is currently seeking UL approval for the products. While the Company is not aware of any reason why the products would not be eligible for UL approval, the lack of UL approval for the products would substantially reduce, if not effectively eliminate, the potential market for the products in the United States. There can be no assurances that XEI or XEIM will obtain UL-approval for the products.

         Based on available information, XEIM was established in 1999 in China and has approximately 5, 000 employees.


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

         At December 31, 2005, SDI accounted for all of the Company's revenues. SDI receives approximately 40% of its gross revenues from its top three accounts. Based on the results of current marketing efforts, the Company expects that SDI's client base will expand in fiscal year 2004 and SDI's total and a most of its gross revenues will be generated by a larger customer base.

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

         The Company believes that third parties have in the past infringed or misappropriated the Company's intellectual property or proprietary rights. The Company believes infringements and misappropriations will continue to occur in the future. The Company intends to enforce its rights against infringement or misappropriation when and if the infringement or misappropriation constitutes a threat to the financial performance of the Company or its operating subsidiary. The Company cannot guarantee it will be able to enforce its rights and enjoin the alleged infringers from their use of confusingly similar trademarks, service marks, telephone numbers and domain names because the Company has limited resources to devote to litigation of such alleged violations. Intellectual property litigation is expensive and time-consuming and could divert management resources away from running the Company's business.

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

         Employees: At December 31, 2005, the Company and its subsidiaries officers and employees were:

o Howard Ullman, Chief Executive Officer, President and Chairman of China Direct and Souvenir Direct, Inc., a wholly-owned subsidiary of China Direct. Mr. Ullman is also Manager and President of China Pathfinder.

o Andrea Maragh Lee was Corporate Secretary of China Direct in 2005. The Company anticipates hiring a new corporate secretary in the first half of 2006 in order to allow Ms. Lee to focus on her administrative and bookkeeping duties.

         At December 31, 2005, the total number of employees of the Company and its wholly-owned subsidiaries was three (3). CPS has seven (7) employees.

                                  RISK FACTORS

         Investing in shares of Common Stock is highly risky, especially since those shares are a "penny stock" without the support of any primary market makers. Prospective investors must be prepared for loss of their entire investments or for significant market volatility in the market price. The order in which the following risk factors are presented is arbitrary. The order of presentation does not mean that one risk factor is more significant than another.

         The Company's periodic operating results may significantly fluctuate from time to time due to sales cycles or decreased demand from regular customers of the Company's operating subsidiaries. Investors should not rely on them as an indication of its future results. The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

>> inability of the Company to expand the markets for its operating subsidiaries' products;
>>       market  rejection  of  Chinese-made  products  sold  by  the  Company's subsidiaries;
>>       drop  in  consumer  demand  for  the  Company  operating  subsidiaries'
         products;
>>       increased   competition  from  competitors  with   substantially   more
         resources than the Company;
>>       political or economic  conflicts  between the U.S. and China;
>>       trade wars or conflicts  between U.S. and China;
>>       the  ability of SDI,  OBS and CPS to access its  Chinese  manufacturing sources on
>>       favorable terms;
>>       general economic conditions;
>>       impact of terrorism on the business of SDI's,  OBS' and CPS' customers;
>>       the timing and  effectiveness of marketing and expansion  programs;
>>       the timing of the introduction of new products;
>>       the availability of funding or financing;
>>       timing and effectiveness of capital expenditures; and
>>       competition.

         The Company may be unable to raise funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall. Excepting the inventory of CPS in power generators, the Company lacks the hard assets or net worth often required to obtain traditional debt or bank funding or financing. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer or the operation or Company may fail. The Company's operating results for any particular quarter may not be indicative of future operating results. Prospective investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future consolidated or segment performance. It is possible that results of operations may be below the expectations of public and investors, which could cause the trading price of the Company's Common Stock to fall.

           COMPANY HAS LIMITED RESOURCES. The Company has very limited working capital and cash flow above and beyond basic overhead requirements. Such working capital and cash flow is insufficient to fund the current strategic business plan of the Company. With the Company being a "penny stock" company, it may be extremely difficult for the Company to obtain the funding or financing required to implement the Company's current business plan. The Company will have to seek funding from insiders as well as outside sources by either selling shares of Company common stock or taking out loans or a combination of selling shares and loans. There can be no assurance that the Company will be able to obtain such funding or financing or that it will be able to do so on commercially reasonable terms and conditions. The Company believes that the implementation of the current strategic plan is critical to the Company's long-term growth and profitability, especially the expansion of CPS' and OBS' markets.

         COMPANY RELIANCE ON SDI AND INSIDER LOANS AND INVESTMENTS. While the Company expects to receive revenues from its sale of power generators through CPS in 2006 and the Company is seeking to develop OBS as a second revenue source in the second half of 2006, the Company was dependent on SDI and on occasional unsecured personal loans from Mr. Howard Ullman in 2005 to pay its overhead. This situation will continue into 2006 until OBS can produce revenues and the Company starts to receive funding from the sale of commercial and residential standby power generators through CPS. As of the date of this Report, the Company is uncertain of how much, if any, financial contributions it will receive from OBS and CPS and, as such, the Company remains dependent on SDI and Mr. Ullman for funds to pay overhead costs.

          "PENNY STOCK" STATUS. Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock." Currently, the Company's Common Stock is considered a "penny stock" for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Common Stock in the secondary market. The market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

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

         The Company's Common Stock typically trades below four cents per share and is defined as a "penny stock" under the Securities Exchange Act of 1934. The market price of the Company's Common Stock may fluctuate wildly. Since the Company has no primary market makers (that being, securities firms that maintain an inventory in the Company's Common Stock and support the stock in the market) and has to little if any institutional support or other market maker support for its Common Stock on the OTC Bulletin Board. Investors may see the value of their shares drop to below one cent and be unable to trade in the Company's Common Stock or may see the price of the Company's Common Stock rise and then collapse due to sell offs. Without support from primary market makers and institutional investors, the market price of the Company's Common Stock can fluctuate greatly in the face of even slight buying or selling pressure.

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

         COMPANY DEPENDENCE ON CHINA. Except for CPS' access to GUARDIAN-brand commercial and residential standby power generators, the Company depends on Chinese manufacturing sources for products and for the pricing and product quality that allows the Company, as a small business concern, to compete against larger competitors. The loss of that resource could be fatal to the Company's ability to compete for customers and to sustain or grow current revenues. If the Company was unable to freely access these Chinese manufacturing concerns, or those concerns decided to work for the Company's competitors, the Company's subsidiaries would have to use other, probably non-Chinese manufacturing concerns, which other concerns may not provide the same favorable pricing and product quality as the Chinese manufacturing concerns. Reliance on these other non-Chinese manufacturing concerns may substantially harm the Company's revenues and profitability as well as undermine its expansion and strategic business plan.

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

         COMPANY RELIANCE ON HOWARD ULLMAN. While the Company believes that one or more of its current directors could competently fulfill the duties of the senior executive of the Company, SDI and OBS, and CPS is run by Mr. Dato, the Company believes that the loss of Mr. Ullman's services and leadership would have a detrimental impact on the Company and its future prospects, especially in light of Mr. Ullman's extensive experience in conducting business in China. Such an adverse impact on the Company, OBS and SDI could include a significant loss of revenues from customer defections or in an inability to expand the businesses of SDI and OBS as well as the loss of the services of the current board members of the Company. While the Company expects to have a decreasing reliance on Mr. Ullman in 2006 due to the Company's strategic shift from focusing on SDI products, Mr. Ullman's Chinese business experience is key to the strategic plan of the Company.

         The Company does not have key man life insurance or any other resource to fund the recruitment or compensation of a replacement for Mr. Ullman. While Mr. Ullman is relatively young, there can be no assurances that he will remain with the Company , OBS, CPS or SDI or that he will be able to sustain his current efforts and effectiveness for those companies.

         The Company does not currently have directors' or officers' liability insurance, but the Company is actively seeking to obtain such insurance coverage in 2006.

         Executive Officers of Company. The following individuals were serving as executive officers of the Company and certain of its subsidiaries as of March 30, 2006:

Name                Age           Position with the Company

Howard Ullman       47            Chairman of the Board, Chief Executive Officer
                                  & President of Company and SDI.  Manager and
                                  President of OBS.  Sole director of SDI.

Andrea Maragh Lee   39            Corporate Secretary of Company


         Howard Ullman is the Chief Executive Officer, President and Chairman of the Board of Directors of the Company since December 1, 2003. He previously served as President and a Director of the Company until resigning from those offices on October 27, 2003.

         Andrea Maragh Lee is the corporate secretary of the Company. She also handles administrative duties for SDI.

Item 2:   Description of Properties.

         Neither the Company nor its operating subsidiaries own any properties or facilities. On September 1, 2005, the Company entered into a new lease agreement for approximately 1,200 square feet of office space as part of relocating its principal executive offices. The lease requires monthly lease payments of $1,775. The lease expires August 31, 2006. The office space is used as the corporate headquarters. It is located at 10400 Griffin Road, Suite 109, Cooper City, Florida 33328.

         The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150.


Item 3:  Legal Proceedings: Dismissal of Lawsuit.


     CELESTE TRUST LITIGATION. CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). A lawsuit filed against company by three plaintiffs on or about December 4, 2003, but which the company did not receive notice of until the week of February 18, 2004 or thereabouts. The Plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the Plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of company Common Stock and a Promissory Note made by the Company for $700,000 principal amount. The Company has defended against the Plaintiffs' claims to date. If the Plaintiffs win a judgment on their claims, the judgment, if collected, would prove potentially ruinous the Company, unless a settlement involving no cash was arranged between the parties to the lawsuit. The Plaintiff's claims include a claim for receipt of the money due under the Promissory Note with a principal amount of $700,000. The Company lacks the cash flow or cash reserves or funding resources to pay such a claim, either in a lump sum or over time. If the Plaintiffs are awarded the claimed damages against the Company in this lawsuit, the Company would be unable to pay such damages, either in a lump-sum or under a schedule, and would be insolvent.

            The Plaintiff's complaint in Celeste was dismissed by the U.S. District Court for the Southern District of New York in early 2005 for failure to have all essential parties to the dispute as parties to the lawsuit. The Plaintiffs filed an amended complaint prior to the March 1, 2005 deadline for doing so. The Company currently intends to vigorously defend against the Plaintiff's amended complaint, which adds two former, now defunct, subsidiaries involved in the STC transaction as defendants. The assets of Networkland, Inc. and Technet Computer Services Corporation were acquired by the Company on March 15, 2001 and that transaction is at the heart of the dispute in the Celeste case. Currently, the Company's second motion to dismiss is scheduled to be heard by the Court on or about September 15, 2005. The Court has also heard Plaintiff's motion for default judgment against the subsidiaries involved in the STC transaction. The Court's decision may take several months to be issued. The Company is uncertain at this time of the final outcome of this litigation.

         A former officer and director of China Direct has paid for all of the legal expenses of this litigation to date. There is no agreement by the Company to reimburse him for these expenses.

            SUN TRUST BANK DISPUTE. Sun Trust Bank line of credit and term note:
Prior to being acquired by the company, Quantum Technology Group had a $4 million line of credit with Crestar Bank, which was subsequently acquired by Sun Trust. This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, the Company acquired all of the shares of Quantum. Sun Trust asserted that $1.3 million of the line of credit had been used, and was owing to Sun Trust, as well as line of credit, a $200,000 term loan from Sun Trust to Quantum, approximately $200,000 in accrued interest and $100,000 in attorney fees -- all of which Suntrust had sought to collect from the individual guarantors. Sun Trust had not sued the Company and has not raised its prior threat to sue in 2005.

         RAS Investment, Inc., a company affiliated with Anne Sigman, a former employee of the Company, has advised the Company that RAS has acquired the Sun Trust note and has demanded payment in cash or stock. As of the date of this Report, the Company's position remains as before, that is, that the Company is not obligated to pay the Sun Trust debts and any claims made to collect that debt could be defeated by several potential defenses and counterclaims.

         The Company is a defendant to another lawsuit concerning a trade show contract, but the Company does not believe that this lawsuit is material in respect of potential liability of the Company. The Company has been and intends to vigorously defend itself in this lawsuit.

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

                                     PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters.


MARKET INFORMATION

The stock is traded on the Over-the-Counter Bulletin Board under the symbol "CHDT.OB".
The following shows the high and low market quotation for the shares for the last three years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

                                                    Low              High
2005
Fourth Quarter                               $          0.01       $   0.2
Third Quarter                                $          0.01       $   0.02
Second Quarter                               $          0.01       $   0.02
First Quarter                                $          0.03       $   0.05



2004:

First Quarter 2004:                          $          0.03       $   0.09
Second Quarter 2004:                                    0.03           0.08
Third Quarter 2004                                      0.03           0.07
Fourth Quarter                                          0.04           0.08

2003:

First Quarter                                 $          0.01      $   0.01
Second Quarter                                           0.05          0.01
Third Quarter                                            0.05          0.02
Fourth Quarter                                           0.09          0.02

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

         The number of shareholders of record of the Company's Common Stock as of December 31, 2005 was approximately 303.

         Recent Sales of Unregistered Securities. The Series A Preferred Stock was offered and sold to Mr. Dato on January 27, 2006 and in connection with the Company acquiring its 51% membership interest in CPS. The offering was made pursuant to an exemption from the registration requirements of the '33 Act, provided under Section 4(2) of the '33 Act and other exemptions from the registration requirements of the Securities Act applicable to private sales of securities. Under the terms of the Purchase Agreement, the Company is obligated to register the Series A Preferred Stock and underlying shares of Common Stock. The shares of Series A Preferred Stock vote on an "as if converted basis" with the shares of Common Stock.

         On February 16, 2005, the Company and Dutchess Private Equities Fund, II, L.P., a Delaware limited partnership, ("DPEF") agreed to delay the implementation of DPEF equity credit line. The agreement with DPEF was cancelled by mutual consent of the parties in 2005. Under the proposed equity credit line, t he Company would have placed shares of Common Stock with DPEF.

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

         Plan of Operations. The Company's plan of operations is to focus on expanding OBS' building supplies business and CPS's power generator distribution business as the primary business lines of t he Company. The Company will devote its available resources and funding to the expansion of OBS and CPS. Except for occasional short-term loans from Mr. Ullman, SDI will have to support its operations from cash flow from operations.

         The Company's current plan of operations also includes actively reviewing mergers and acquisitions and investment opportunities like CPS, which opportunities are in industries that complement the ability of the Company to trade Chinese-made products in North America. The Company is seeking opportunities that potentially and immediately enhance our sales revenues and net worth as well as possibly contribute a positive cash flow and enhance shareholder value beyond the capability of our current core business line. As such, we are interested in investing in or acquiring companies that could benefit from exploiting the Company's financial and contacts with Chinese manufacturing firms. Our strategic plan has traditionally been to remain a trading company with low overhead and focused on exploiting its contacts with Chinese manufacturers to meet our customers' needs. We have concluded that ownership of or investment in companies that are established distributors in the U.S. and potential distribution channels of Chinese-made products in the U.S. should be considered as part of the overall strategy to exploit our contacts with over 30 Chinese manufacturing companies.

            We received in early January 2006, a credit line commitment of $500,000 (increased to $647,000) from its chief executive officer and president, Howard Ullman, and three Company directors, Jeffrey Postal, Lorenzo Lamadrid and Laurie Holtz (collectively, the "lenders"). The credit line is to be used solely to fund the cash portion of any acquisition or investment by the Company The funding was used to acquire the 51% membership interest in CPS. Under the credit line, the Company has 4 years to repay any advances of credit, which repayment shall be made in calendar quarterly interest-only payments for the first 24 months of the term and equal calendar quarterly principal and interest installment payments for the last 24 months of the term. The interest rate is 8.5% per annum. Upon demand, any lender may convert all or a portion of any unpaid principal or interest into "restricted" shares (as defined in Rule 144 of the Securities Act of 1933, as amended) of a new class of the Company preferred stock ("Series B Convertible Preferred Stock"). The rights, designations and privileges of the Series B Preferred Stock will be negotiated between the Company and the lenders; provided, however, that the Preferred Stock is convertible into "restricted" shares of Company Common Stock, $0.0001 par value per share, ("Common Stock") at a conversion ratio that entitles the lenders to receive an aggregate of 33,333,333 "restricted" shares of Common Stock (to be adjusted for any future stock split or recapitalization). The conversion ratio is based on the principal amount of the debt ($647,000) divided by $0.015 per share of Common Stock. Any shares of Common Stock issued in a conversion of the Series B Preferred Stock have piggyback registration rights under the agreement between the Company and the lenders for the credit line.



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

         While the Company believes that SDI and CPS will be able to generate sufficient cash flow to pay for their respective direct overhead costs and internal planned growth in fiscal year 2006, neither SDI nor our company's interest in CPS generate sufficient cash flow at this time to fund an acquisition program, or fund of the proposed enhanced and expanded marketing and sales efforts for OBS and the overhead of our company. The Company will not have sufficient funds (unless it is able to raise funds in a private placement or debt financing) to undertake any significant business development, or extensive marketing, in terms of scope of campaign and geographical reach, of new products. Accordingly, following any future acquisition, the Company will, in all likelihood and unless the acquired business generates sufficient cash flow and profits, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product or to issue large number of shares of its capital stock. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         RESULTS OF OPERATIONS - For the years ended December 31, 2005 and 2004, the Company had a net loss from operations of approximately $589,000 and $270,000 respectively.

         Total Revenues - For the years ended December 31, 2005 and 2004, the Company had total sales of approximately $912,000 and $1,062,000 respectively, for a decrease of approximately $150,000. The decrease in revenues is due to a decrease in operations.

         Costs and Expenses - For the years ended December 31, 2005, the Company had cost of sales of approximately $658,000 and $759,000, respectively. As a percentage of sales, cost of sales was the same in 2005 as compared to 2004. The decrease in the cost of sales in 2005 as compared to 2004 is due to an decrease in operations. Operating expenses increased approximately $257,000, from $570,000 in 2004 to $827,000 in 2005. This increase is attributable primarily an increase in legal and professional fees. The cost of rent and other general and administrative costs also increased in 2005 as compared to 2004.

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

Item 8A:  Controls and Procedures

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

         (a) Evaluation of Disclosure Controls and Procedures

         The Company's management has reviewed the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f)) as of the fiscal year end of this quarterly report on Form 10-KSB.

         No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors. In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of the Company's internal control systems are immediately identified. These inherent limitations include the realities that subjective judgments in decision-making in this area can be faulty and that a breakdown in internal processes can occur because of simple, god faith error or mistake. No design can in all instances immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a company. Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected. Nonetheless, the Company recognizes its ongoing obligation to use its best efforts to design and apply internal controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.

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

                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

         Directors and Executive Officers. Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" appearing in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our year ended December 31, 2005.

Item 10. Executive Compensation.

         Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

Item 12. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2005.

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

             Under Rule 405 promulgated under the 1933 Act, Mr. Ullman may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public
Accountants.........................................                         F-1

Consolidated Balance Sheets as of December 31, 2005, and
2004...................................................                      F-2

Consolidated  Statements of Operations for the years
ended December 31, 2005 and 2004..................                           F-4

Consolidated Statement of Stockholders' Equity
     For the Years Ended December 31, 2005 and 2004.......                   F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2005 and 2004.......................                       F-8

Notes to Consolidated Financial
         Statements......................................                   F-10


2. FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       EXHIBITS


2.1 Purchase Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Complete Power Solutions, LLC. +

3.1      Articles of Incorporation of the Company *

3.1.1    Articles  of  Incorporation   of  China  Direct  Trading   Company,   a
         wholly-owned subsidiary of the Company **

3.2      By-laws of the Company***

10.1 Voting Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Howard Ullman. +

10.2 Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +

10.3 Employment Agreement, dated January 27, 2006, among William Dato, China Direct Trading Corporation and Complete Power Solutions, LLC. +

10.4 Form of July 20, 2005 sales agency agreement between China Direct Trading Corporation and Sutter's Mill Specialties. +

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

+ Filed Herein

         (b) Reports on Form 8-K filed.

            The following reports were filed during the last quarter of the 2005 fiscal year: Form 8-K, October 11, 2005, Form 8-K, October 11, 2005, and October 5, 2005.


                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

            The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2005 and 2004:


Service                              2005                 2004
--------------------        ------------------       -----------------
Audit Fees                  $          17,382        $          13,345
Audit-Related Fees                          -                        -
Tax Fees                                  288                        -
All Other Fees                              -                        -
                            ------------------       -----------------
Total                       $         17,670         $           13,345
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

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit

                        CHINA DIRECT TRADING CORPORATION
                                AND SUBSIDIARIES

                                       -:-

                         INDEPENDENT ACCOUNTANT'S REPORT


                           DECEMBER 31, 2005 AND 2004

                                                     CONTENTS


                                                                         Page

Independent Auditor's Report..............................................F - 1

Consolidated Balance Sheets
  December 31, 2005 and 2004..............................................F - 2

Consolidated Statements of Operations for the
  Years Ended December 31, 2005 and 2004  ................................F - 4

Consolidated Statement of Stockholders' Equity for the
 Years Ended December 31, 2005 and 2004...................................F - 5

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2005 and 2004..................................F - 8

Notes to Consolidated Financial Statements...............................F - 10

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
China Direct Trading Corporation and Subsidiaries

         We have audited the accompanying balance sheets of China Direct Trading Corporation and Subsidiaries as of December 31, 2005 and 2004 and the related statements of operations, stockholder's equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Direct Trading Corporation and Subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                    Respectfully submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 9, 2006

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                     December 31,
                                               2005                2004
                                        ------------------  ------------------
Assets:

Current assets:
   Cash                                 $            9,090  $           77,503
   Advances                                              -               3,062
   Accounts receivable                               4,000                   -
   Inventory                                        11,760                   -
   Prepaid expense                                       -               9,000
                                        ------------------  ------------------

     Total Current Assets                           24,850              89,565
                                        ------------------  ------------------

Fixed assets:
   Computers                                         4,965               2,688
   Less: Accumulated Depreciation                   (2,132)               (897)
                                        ------------------  ------------------

     Total Fixed Assets                              2,833               1,791
                                        ------------------  ------------------

Other non-current assets:
   Deposits                                          1,775               1,713
                                        ------------------  ------------------

      Total other non-current assets                 1,775               1,713
                                        ------------------  ------------------

         Total assets                   $           29,458  $           93,069
                                        ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                         December 31,
                                                                   2005                2004
                                                            ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current liabilities:
   Accounts payable, trade                                  $           35,666  $           20,595
   Accrued expenses                                                    196,783             170,516
   Customer deposits                                                    24,891              83,680
   Accrued compensation                                                      -             200,000
   Related party payables                                              316,011             315,000
                                                            ------------------  ------------------

         Total Liabilities                                             573,351             789,791
                                                            ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share
      Authorized  100,000,000  shares,
      Issued 8,000 at December 31, 2005
      and 8,100 shares at December 31, 2004                                  8                   8
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 543,122,028 shares at December 31, 2005
      and 515,453,800 shares at December 31, 2004                       54,313              51,546
   Additional paid-in capital                                          832,665              93,432
   Accumulated deficit                                              (1,430,879)           (841,708)
                                                            ------------------  ------------------

     Total Stockholders' Deficit                                      (543,893)           (696,722)
                                                            ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                $           29,458  $           93,069
                                                            ==================  ==================







   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    For the Years
                                                   Ended December 31,
                                               2005                2004
                                        ------------------  ------------------

Revenues                                $          911,583  $        1,061,637
Cost of Sales                                     (658,084)           (758,743)
                                        ------------------  ------------------

        Gross Profit                               253,499             302,894
                                        ------------------  ------------------

Operating Expenses:
  Sales and marketing                               15,998              29,808
  Compensation                                     229,580             222,380
  Professional fees                                 92,930              55,994
  Consulting                                       252,000              30,728
   Legal settlements                                28,000                   -
  Other General and administrative                 208,833             230,970
                                        ------------------  ------------------

       Total Operating Expenses                    827,341             569,880
                                        ------------------  ------------------

Net Operating Income (Loss)                       (573,842)           (266,986)

Other Income (Expense):
  Interest expense                                 (15,347)             (3,205)
  Dividend income                                       18                   -
                                        ------------------  ------------------

Net Income (Loss)                       $         (589,171) $         (270,191)
                                        ==================  ==================

Weighted Average
Shares Outstanding                             525,402,195         513,622,499
                                        ==================  ==================

Income (Loss) per Common Share          $                -  $                -
                                        ==================  ==================









   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                           Additional
                                           Preferred Stock           Common Stock           Paid-In          Retained
                                          Shares   Par Value      Shares      Par Value     Capital          Deficit
                                         --------  ---------  ------------  ------------  -----------  -----------------
Balance at December 31, 2003                    -  $       -   511,628,300  $     51,163  $         -  $        (571,517)

February 2004 - Preferred Shares
   issued for cash                          1,000          1             -             -        4,999                  -

April 2004 - Shares returned to
   treasury and cancelled                       -          -      (440,000)          (44)          44                  -

May 2004 - Shares issued for services           -          -     1,500,000           150       26,850                  -

June 2004 - Shares issued for services          -          -     2,000,000           200       35,800                  -

June 2004 - Shares issued for services          -          -       200,000            20        3,580                  -

June 2004 - Preferred shares issued
   for services                             7,100          7             -             -          121                  -

July 2004 - Shares issued for services          -          -       138,000            14        5,506                  -

September 2004 - Shares issued for
   services                                     -          -       240,000            24        7,176                  -

November 2004 - Shares issued for
   services                                     -          -       187,500            19        9,356                  -

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                              Additional
                                            Preferred Stock                  Common Stock      Paid-In            Retained
                                            Shares  Par Value     Shares      Par Value         Capital            Deficit
                                            ------  ---------  -----------  -------------  ------------------  -----------------
Net Loss                                         -  $       -            -  $           -  $                -  $        (270,191)
                                            ------  ---------  -----------  -------------  ------------------  -----------------

Balance at December 31, 2004                 8,100          8  515,453,800         51,546              93,432  $        (841,708)

January 2005 - Shares issued for services        -          -      500,000             50              27,950                  -

April 2005 - Shares issued for services          -          -    6,940,030            694             199,306                  -

May 2005 - Shares issued for services            -          -      100,000             10               2,990                  -

May 2005 - Preferred shares returned
   to treasury and cancelled                  (100)         -            -              -                   -                  -

June 2005 - Shares issued for accrued
   expenses                                      -          -    9,523,810            952             199,048                  -

June 2005 - Shares returned to treasury
  and cancelled                                  -          -   (6,896,552)          (690)                690                  -

October 2005 - Shares issued for accrued
   expenses                                      -          -    6,250,000            625              99,375                  -

November 2005 - Shares issued for legal
   services                                      -          -      588,718             59              12,441                  -

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                                                                  Additional
                                          Preferred Stock                     Common Stock          Paid-In            Retained
                                          Shares  Par Value       Shares       Par Value            Capital             Deficit
                                          ------  ---------  -------------  -----------------  ------------------  -----------------
November 2005 - Shares issued for
   legal services                              -  $       -      1,140,000  $           114  $           28,386  $               -

December 2005 - Shares issued for
   services                                    -          -      2,300,000              230              39,770                  -

December 2005 - Shares issued for
   accrued expenses                            -          -      5,555,555              556              99,444                  -

December 2005 - Shares issued for cash         -          -      1,666,667              167              29,833                  -

Net loss                                       -          -              -                -                   -           (589,171)
                                          ------  ---------  -------------  ---------------  ------------------  -----------------

Balance at December 31, 2005               8,000  $       8    543,122,028  $        54,313  $          832,665  $      (1,430,879)
                                          ======  =========  =============  ===============  ==================  =================






   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the years ended
                                                                                  December 31,
                                                                            2005                2004
                                                                      -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                  $        (589,171) $         (270,191)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Write-off of Investment                                                         -                   -
      Stock issued for accrued expenses                                         400,000                   -
      Stock issued for expenses                                                 312,000              79,823
      Depreciation                                                                1,235                 897
      Deferred taxes                                                                  -                7,300
     (Increase) decrease in advances                                              3,061              (3,061)
     (Increase) decrease in accounts receivable                                  (4,000)                  -
     (Increase) decrease in inventory                                           (11,760)                  -
     (Increase) decrease in prepaid expenses                                      9,000                   -
      (Increase) decrease in security deposits                                      (62)                  -
      Increase (decrease) in accounts payable                                    15,072               8,591
      Increase (decrease) in accrued compensation                              (200,000)            200,000
      Increase (decrease) in accrued expenses                                    27,278             (10,794)
      Increase (decrease) in deposits from customers                            (58,789)             22,785
                                                                      -----------------  ------------------
  Net Cash Used in continuing operations                                        (96,136)             35,350
                                                                      -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                         (2,277)             (2,688)
                                                                      -----------------  ------------------
Net cash provided by (used) investing activities                                 (2,277)             (2,688)
                                                                      -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                      30,000               5,000
Shareholder receivables                                                               -                   -
Proceeds from shareholder payables                                                    -              15,000
                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                        30,000              20,000
                                                                      -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                     (68,413)             52,662
Cash and Cash Equivalents
  at Beginning of Period                                                         77,503              24,841
                                                                      -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                    $           9,090  $           77,503
                                                                      =================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                            For the years ended
                                                                                December 31,
                                                                          2005                2004
                                                                   ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $              740  $            3,205
  Franchise and income taxes                                       $                   $                -

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

Inventory

         During the fourth quarter of 2005, the Company acquired twenty generators at a total cost of $15,420. As of December 31, 2005, the Company had sold four generators that had cost $3,660, leaving total inventory of $11,760.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Fixed Assets

         Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

         Computer equipment                          3 years

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives.

         Depreciation expense was $1,235 and $897 for the years ended December 31, 2005 and 2004, respectively.

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

Principles of Consolidation

         The consolidated financial statements for the years ended December 31, 2005 and 2004 include the accounts of the parent entity and its subsidiaries Souvenir Direct, Inc. and Overseas Building Supplies, LLC (formerly China Pathfinder Fund, LLC).

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Net Income (Loss) Per Common Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2005 and 2004 are not presented as it would be anti-dilutive.

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

Major Customers

         At December 31, 2005, the Company receives approximately 40% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

Revenue Recognition

         Sales are recorded when goods are shipped, and profit is recognized at that time. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized.

Advertising

         Advertising  costs are  expensed as incurred.  Advertising  expense was
$15,998  and  $29,808  for  the  years  ended   December   31,  2005  and  2004,
respectively.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LEASES

         On September 1, 2005, the Company entered into a lease agreement for approximately 1,200 square feet of office space. The lease requires monthly lease payments of $1,775. The lease expires August 31, 2006. The office space is used as the corporate headquarters. It is located at 10400 Griffin Road, Suite 109, Cooper City, Florida 33328.

         The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150.

         Rental expense under these leases was approximately $30,000 and $21,000 for the years ended December 31, 2005 and 2004, respectively.

         The minimum future lease payments under these leases for the next five years are:


Year Ended December 31,
-------------------------------------------
         2006                                             $       14,200
         2007                                                          -
         2008                                                          -
         2009                                                          -
         2010                                                          -
                                                          --------------
         Total minimum future lease payments              $       14,200
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

         In January 2005, the Company issued 500,000 shares of common stock to settle a lawsuit. The value of settlement was $28,000.

         In April 2005, the Company issued 6,940,030 shares of common stock for services valued at $200,000.

         In May 2005, the Company issued 100,000 shares of common stock for services valued at $3,000.

         In June 2005, the Company issued 9,523,810 shares of common stock for accrued compensation of $200,000.

         In June 2005, 6,896,552 shares of common stock were returned to the treasury and cancelled.

         In October 2005, the Company issued 6,250,000 shares of common stock for accrued compensation of $100,000.

         In November 2005, the Company issued 588,718 shares of common stock for legal services valued at $12,500.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK TRANSACTIONS (continued)

         In November 2005, the Company issued 1,140,000 shares of common stock for legal services valued at $28,500.

         In December 2005, the Company issued 2,300,000 shares of common stock for services valued at $40,000.

         In December 2005, the Company issued 5,555,555 shares of common stock for accrued compensation of $100,000.

         In December 2005, the Company issued 1,666,667 shares of common stock for cash of $30,000.

Preferred Stock

         In February 2004, the Company sold 1,000 shares of preferred stock for cash of $5,000. In June 2004, the Company issued 7,100 shares of preferred stock for services valued at $128. In May 2005, 100 shares of preferred stock were returned to the treasury and cancelled. The preferred shares are convertible into common shares.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY PAYABLES

         On September 1, 2004, China Pathfinder Fund, LLC., a wholly-owned subsidiary of the Company received loans of $15,000 from shareholders of the Company. The loans carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006. At December 31, 2005, the total amount due on these loans was $16,011.

         During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in related party payables at December 31, 2005 and 2004.

NOTE 6 - INCOME TAXES

         As of December 31, 2005, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,038,000 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 7 - LEGAL SETTLEMENTS

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of December 31, 2005 and 2004, the award amount has been included in the accrued expenses of the Company.

NOTE 8 - CONTINGENCIES

         Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). A lawsuit filed against company by three plaintiffs on or about December 4, 2003, but which the company did not receive notice of until the week of February 18, 2004 or thereabouts. The Plaintiffs purchased debentures issued by Socrates Technologies Corporation
(STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the Plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (continued)

subsidiaries' assets were 7.65 million shares of company Common Stock and a Promissory Note made by the Company for $700,000 principal amount. The Company has defended against the Plaintiffs' claims to date. If the Plaintiffs win a judgment on their claims, the judgment, if collected, would prove potentially ruinous the Company, unless a settlement involving no cash was arranged between the parties to the lawsuit. The Plaintiff's claims include a claim for receipt of the money due under the Promissory Note with a principal amount of $700,000. The Company lacks the cash flow or cash reserves or funding resources to pay such a claim, either in a lump sum or over time. If the Plaintiffs are awarded the claimed damages against the Company in this lawsuit, the Company would be unable to pay such damages, either in a lump-sum or under a schedule, and would be insolvent.

         The Plaintiff's complaint in Celeste was dismissed by the U.S. District Court for the Southern District of New York in early 2005 for failure to have all essential parties to the dispute as parties to the lawsuit. The Plaintiffs filed an amended complaint prior to the March 1, 2005 deadline for doing so. The Company currently intends to vigorously defend against the Plaintiff's amended complaint, which adds two former, now defunct, subsidiaries involved in the STC transaction as defendants. The assets of Networkland, Inc. and Technet Computer Services Corporation were acquired by the Company on March 15, 2001 and that transaction is at the heart of the dispute in the Celeste case. Currently, the Company's second motion to dismiss is scheduled to be heard by the Court on or about September 15, 2005. The Court has also heard Plaintiff's motion for default judgment against the subsidiaries involved in the STC transaction. The Court's decision may take several months to be issued. The Company is uncertain at this time of the final outcome of this litigation.

         Sun Trust  Bank  Dispute.  Sun Trust Bank line of credit and term note:
Prior to being acquired by the company, Quantum Technology Group had a $4 million line of credit with Crestar Bank, which was subsequently acquired by Sun Trust. This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, the Company acquired all of the shares of Quantum. Sun Trust asserted that $1.3 million of the line of credit had been used, and was owing to Sun Trust, as well as line of credit, a $200,000 term loan from Sun Trust to Quantum, approximately $200,000 in accrued interest and $100,000 in attorney fees -- all of which Suntrust had sought to collect from the individual guarantors. Sun Trust had not sued the Company and has not raised its prior threat to sue in 2005.

         RAS Investment, Inc., a company affiliated with Anne Sigman, a former employee of the Company, has advised the Company that RAS has acquired the Sun Trust note and has demanded payment in cash or stock. As of the date of this Report, the Company's position remains as before, that is, that the Company is not obligated to pay the Sun Trust debts and any claims made to collect that debt could be defeated by several potential defenses and counterclaims.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (continued)

         The Company is a defendant to another lawsuit concerning a trade show contract for approximately $25,000, but the Company does not believe that this lawsuit is material in respect of potential liability of the Company. The Company has been and intends to vigorously defend itself in this lawsuit.

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

NOTE 9 - SUBSIDIARY

         In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company. During 2005, the name was changed to Overseas Building Supplies, LLC to reflect its shift in business lines from business development to trading Chinese- made building supplies.

NOTE 10 - ACQUISITION

         On March 18, 2005, the Company entered into an agreement whereby the Company was to acquire 40% of the outstanding shares of Beijing Hua Wei Furniture Manufacture Co., Ltd., ("HWFM"), a company organized under the laws of the People's Republic of China. The Company was to issue common stock valued at $1,325,000 at closing to acquire its 40% interest in HWFM. On July 20, 2005, the Company announced the termination of this agreement because HWFM failed to satisfy one of the conditions to consummation of the acquisition.

NOTE 11 - SUBSEQUENT EVENTS

         On January 27, 2006, the Company entered into a Purchase Agreement (the "Purchase Agreement") with William Dato and Complete Power Solutions ("CPS") pursuant to which the Company acquired 51% of the member interests of CPS owned by Mr. Dato for a purchase price consisting of the payment of $637,000 in cash and the delivery of 600,000 shares of Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") having a stated value of $1,200,000, which Series A Preferred Stock are convertible into 50,739,958 shares of the Company's Common Stock at the demand of Mr. Dato. The cash paid in the transaction was obtained from capital provided to the Company for use in connection with acquisitions by Howard Ullman, our Chief Executive Officer and President, and certain of our directors and principal shareholders.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

CHINA DIRECT TRADING CORPORATION

Dated:   April 11, 2006                     By  /S/      Howard Ullman
                                                         Howard Ullman
                                                         President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 11th day of April 2006.

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

/s/ Laurie Holtz                              Director
Laurie Holtz

/s/ Jeffrey Postal                            Director
Jeffrey Postal

/s/   Lorenzo Lamadrid                        Director
Lorenzo Lamadrid

                                              Director
Susan Xu


                                              Director
Bill Dato









EXHIBIT INDEX


2.1 Purchase Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Complete Power Solutions, LLC. +

3.1      Articles of Incorporation of the Company *

3.1.1    Articles  of  Incorporation   of  China  Direct  Trading   Company,   a
            wholly-owned subsidiary of the Company **

3.2      By-laws of the Company***

10.1 Voting Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Howard Ullman. +

10.2 Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +

10.3 Employment Agreement, dated January 27, 2006, among William Dato, China Direct Trading Corporation and Complete Power Solutions, LLC. +

10.4 Form of July 20, 2005 sales agency agreement between China Direct Trading Corporation and Sutter's Mill Specialties. +

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

-----------------