Form 10QSB
period 2006-03-31
CHINA DIRECT TRADING CORP
filed 2006-05-15
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
      ------------------------------ --------------------------------------
                        Commission file number 000-28831
         --------------------------------------------------------------

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

            10400 Griffin Road, Suite 109, Cooper City, Florida 33328
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 252-3440
                            Issuer's telephone number


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2006 Approximately 543,122,028 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Assets:
Current assets:
   Cash                                                                      $          647,495  $            9,090
   Accounts receivable - net                                                          2,247,388               4,000
   Advances                                                                              25,189                   -
   Inventory                                                                            539,942              11,760
   Prepaid expense                                                                       28,935                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                             3,488,949              24,850
                                                                             ------------------  ------------------

Fixed assets:
   Communications equipment                                                               9,317                   -
   Computer equipment                                                                    26,420               4,965
   Computer software                                                                      6,724                   -
   Transportation equipment                                                             230,617                   -
   Machinery and equipment                                                               10,029                   -
   Furniture and fixtures                                                                16,644                   -
   Leasehold improvements                                                                11,326                   -
   Less: Accumulated Depreciation                                                       (51,886)             (2,132)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                 259,191               2,833
                                                                             ------------------  ------------------

Other non-current assets:
   Deposits                                                                              25,600               1,775
                                                                             ------------------  ------------------

      Total other non-current assets                                                     25,600               1,775
                                                                             ------------------  ------------------

         Total assets                                                        $        3,773,740  $           29,458
                                                                             ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:
Current Liabilities:
   Accounts payable, trade                                                   $          702,671  $           35,666
   Accrued expenses                                                                     546,909             496,783
   Customer deposits                                                                  1,170,802              24,891
   Notes payable - current maturities                                                    69,623                   -
   Related party payables                                                                26,011              16,011
                                                                             ------------------  ------------------
         Total Current Liabilities                                                    2,516,016             573,351
                                                                             ------------------  ------------------

Long-Term Liabilities:
   Notes payable - less current maturities                                              136,082                   -
   Stockholder loans payable                                                            657,278                   -
   Investor loans payable                                                               250,000                   -
                                                                             ------------------  ------------------
         Total Long-Term Liabilities                                                  1,043,360                   -
                                                                             ------------------  ------------------

         Total Liabilities                                                            3,559,376             573,351
                                                                             ------------------  ------------------

Minority Interest                                                                       417,617                   -
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share  Authorized  100,000,000  shares,
      Issued 8,000 shares at March 31, 2006 and
      December 31, 2005                                                                       8                   8
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 543,122,028 Shares at March 31, 2006 and
      December 31, 2005                                                                  54,313              54,313
   Additional paid-in capital                                                           832,665             832,665
   Accumulated deficit                                                               (1,090,239)         (1,430,879)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                       (203,253)           (543,893)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $        3,773,740  $           29,458
                                                                             ==================  ==================




                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         (Unaudited)
                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                            --------------------------------------
                                                                                   2006                2005
                                                                            ------------------  ------------------
Revenues                                                                    $        2,511,809  $          204,354
Cost of Sales                                                                       (1,882,545)           (172,275)
                                                                            ------------------  ------------------

        Gross Profit                                                                   629,264              32,079
                                                                            ------------------  ------------------

Operating Expenses:
  Sales and marketing                                                                   91,786               1,773
  Compensation                                                                         157,417              50,000
   Professional fees                                                                    31,868              12,813
  Other General and administrative                                                     159,084              52,521
                                                                            ------------------  ------------------

       Total Operating Expenses                                                        440,155             117,107
                                                                            ------------------  ------------------

Net Operating Income (Loss)                                                            189,109             (85,028)

Other Income (Expense):
  Interest expense                                                                     (15,009)               (740)
                                                                            ------------------  ------------------

Net Income (Loss) before minority interest                                             174,100             (85,768)

Minority interest                                                                     (131,382)                  -
                                                                            ------------------  ------------------

Net Income (Loss)                                                           $           42,718  $          (85,768)
                                                                            ==================  ==================

Weighted Average
Shares Outstanding                                                                 543,122,028         515,453,800
                                                                            ==================  ==================

Income (Loss) per Common Share                                              $                -  $                -
                                                                            ==================  ==================










                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   (Unaudited)
                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                      -------------------------------------
                                                                            2006                2005
                                                                      -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                  $          42,718  $          (85,768)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Stock issued for expenses                                                       -               9,000
      Depreciation                                                                3,450                 224
     Minority interest in income                                                131,382                   -
     (Increase) decrease in advances                                            (25,189)              3,061
     (Increase) decrease in accounts receivable                              (2,243,388)                  -
     (Increase) decrease in inventory                                          (528,182)                  -
     (Increase) decrease in prepaids                                            (28,935)                  -
     (Increase) decrease in deposits                                            (23,825)                  -
      Increase (decrease) in accounts payable                                   667,005             (12,126)
      Increase (decrease) in accrued expenses                                    50,000              46,471
      Increase (decrease) in deposits from customers                          1,145,911                   -
                                                                      -----------------  ------------------

  Net Cash Used in continuing operations                                       (809,053)            (39,138)
                                                                      -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                       (306,112)                  -
                                                                      -----------------  ------------------
Net cash provided by (used) investing activities                               (306,112)                  -
                                                                      -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                           -                   -
Cash acquired in acquisition                                                    630,587                   -
Proceeds from loans                                                           1,122,983                   -
                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                     1,753,570                   -
                                                                      -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                     638,405             (39,138)
Cash and Cash Equivalents
  at Beginning of Period                                                          9,090              77,503
                                                                      -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                    $         647,495  $           38,365
                                                                      =================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                (Unaudited)
                                                                            For the Three Months
                                                                              Ended March 31,
                                                                   --------------------------------------
                                                                          2006                2005
                                                                   ------------------  ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $           15,009  $              740
  Franchise and income taxes                                       $                   $                   -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On January 27, 2006, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Complete Power Solutions ("CPS") pursuant to which the Company acquired 51% of the member interests of CPS for a purchase price consisting of the payment of $637,000 in cash and the delivery of 600,000 shares of Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") having a stated value of $1,200,000.






















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

Interim Reporting

         The unaudited financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

         On January 27, 2006, the Company entered into a Purchase Agreement with Complete Power Solutions ("CPS") to acquire 51% of the member interests of CPS. CPS was organized by William Dato on September 20, 2004, as a Florida limited liability company to distribute power generators in Florida and adjacent states. CPS currently distributes Guardian-brand commercial and residential power generators. CPS sells to Home Depot and Lowe's retail stores and local electrical contractors in Florida.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

         On January 27, 2006, the Company entered into a Purchase Agreement with Complete Power Solutions ("CPS") to acquire 51% of the member interests of CPS. CPS currently distributes Guardian-brand commercial and residential power generators. CPS sells to Home Depot and Lowe's retail stores and local electrical contractors in Florida.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventory

         The Company's inventory consists of its power generators. Inventory is recorded at cost.

Fixed Assets

         Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

         Communications equipment                             3 - 7 years
         Computer equipment                                   3 - 7 years
         Computer software                                    3 - 7 years
         Transportation equipment                             3 - 7 years
         Machinery and equipment                              3 - 7 years
         Furniture and fixtures                               3 - 7 years
         Leasehold improvements                               Term of lease

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

         Depreciation expense was $3,450 and $224 for the three months ended March 31, 2006 and 2005, respectively.

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

Principles of Consolidation

         The consolidated financial statements for the three months ended March 31, 2006 and 2005 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc. and Overseas Building Supplies, LLC (formerly China Pathfinder Fund, LLC), and its majority owned subsidiary Complete Power Solutions.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Net Income (Loss) Per Common Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the three months ended March 31, 2006 and 2005 are not presented as it would be anti- dilutive.

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Reclassifications

         Certain   reclassifications  have  been  made  in  the  2005  financial statements to conform with the 2006 presentation.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Major Customers

         At March 31, 2006, Souvenir Direct receives approximately 40% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

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

         Rental expense under these leases was approximately $6,000 and $8,000 for the three months ended March 31, 2006 and 2005, respectively.

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

         On January 27, 2006, the Company entered into an employment agreement with William Dato, the President of Complete Power Solutions, the Company's majority-owned subsidiary that provides for annual compensation of $100,000.

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

NOTE 5 - RELATED PARTY PAYABLES

         On September 1, 2004, China Pathfinder Fund, LLC., a wholly-owned subsidiary of the Company received loans of $15,000 from shareholders of the Company. The loans carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006. At March 31, 2006, the total amount due on these loans was $16,011.

         During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in accrued liabilities at March 31, 2006 and December 31, 2005.

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

NOTE 7 - LEGAL SETTLEMENTS

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of March 31, 2006 and December 31, 2005, the award amount has been included in the accrued expenses of the Company.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSIDIARY

         In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company. During 2005, the name was changed to Overseas Building Supplies, LLC to reflect its shift in business lines from business development to trading Chinese- made building supplies.

NOTE 10 - ACQUISITIONS

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS - For the three months ended March 31, 2006, the Company had net income of approximately $43,000. For the three months ended March 31, 2005, the Company had a net loss of approximately $86,000.

         Total Revenues - For the three months ended March 31, 2006 and 2005, the Company had total sales of approximately $2,512,000 and $204,000 respectively, for an increase of approximately $2,308,000. The increase in revenues was due to the acquisition of Complete Power Solutions.

         Costs and Expenses - For the three months ended March 31, 2006 and 2005, the Company had cost of sales of approximately $1,883,000 and $172,000, respectively. The increase in the cost of sales was due the acquisition of Complete Power Solutions. Operating expenses increased approximately $323,000, from $117,000 for the three months ended March 31, 2005 to $440,000 for the three months ended March 31, 2006. This increase is attributable primarily to the acquisition of Complete Power Solutions. The cost of rent and other general and administrative costs also increased in for the three months ended March 31, 2006 as compared to the same period in 2005.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(a) EXHIBITS

2.1 Purchase Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Complete Power Solutions, LLC. +

3.1      Articles of Incorporation of the Company *

3.1.1    Articles  of  Incorporation   of  China  Direct  Trading   Company,   a
         Wholly-owned subsidiary of the Company **

3.2      By-laws of the Company***

10.1 Voting Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Howard Ullman. *****

10.2 Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. *****

10.3 Employment Agreement, dated January 27, 2006, among William Dato, China Direct Trading Corporation and Complete Power Solutions, LLC. *****

10.4 Form of July 20, 2005 sales agency agreement between China Direct Trading Corporation and Sutter's Mill Specialties. *****

14       Code of Ethics, dated November 21, 2003, ++++

31       Certification  Pursuant  to Section  302 of the  Sarbanes  Oxley Act of
         2002.+


32       Certification  Pursuant  to  Section  302 of the  Sarbane  Oxley Act of
         2002.+

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

*****    Incorporated by reference to Form 10KSB, dated April 17, 2006.

+        Filed Herein

++++ Incorporated by reference to Exhibit 14 to the Company's Form 10-KSB for the fiscal year ending December 31, 2003, as filed by China Direct Trading Company with the Commission on April 20, 2004.

(b) Reports on Form 8-K filed.

The following reports were filed on Form 8-K durin the first quarter of the 2006 fiscal year: January 4, 2006, January 11, 2006, January 31, 2006, February 28, 2006, March 10, 2006, March 13, 2006, May 1, 2006 and May 12, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2006.

China Direct Trading Corporation

May 15, 2006

/s/ Howard Ullman
-----------------
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)