Form 10QSB
period 2006-06-30
CHINA DIRECT TRADING CORP
filed 2006-08-24
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006
                   -------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                 For the transition period from ______ to ______

                        Commission file number 000-28831
         --------------------------------------------------------------

                        China Direct Trading Corporation
       -------------------------------- ---------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                          Florida                 84-1047159
--------------------------------------------------------------------------------
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

            10400 Griffin Road, Suite 109, Cooper City, Florida 33328
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2006 Approximately 543,122,028 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Assets:

Current assets:
   Cash                                                                      $          873,211  $            9,090
   Accounts receivable - net                                                          3,856,521               4,000
   Advances                                                                               1,200                   -
   Inventory                                                                            659,325              11,760
   Prepaid expense                                                                       49,134                   -
                                                                             ------------------  ------------------

     Total Current Assets                                                             5,439,391              24,850
                                                                             ------------------  ------------------

Fixed assets:
   Communications equipment                                                              12,941                   -
   Computer equipment                                                                    29,898               4,965
   Computer software                                                                      6,724                   -
   Transportation equipment                                                             365,303                   -
   Machinery and equipment                                                              103,296                   -
   Furniture and fixtures                                                                43,945                   -
   Leasehold improvements                                                                19,413                   -
   Less: Accumulated Depreciation                                                       (93,506)             (2,132)
                                                                             ------------------  ------------------

     Total Fixed Assets                                                                 488,014               2,833
                                                                             ------------------  ------------------

Other non-current assets:
   Deposits                                                                              89,610               1,775
   Goodwill                                                                           1,567,214                   -
                                                                             ------------------  ------------------

      Total other non-current assets                                                  1,656,824               1,775
                                                                             ------------------  ------------------

         Total assets                                                        $        7,584,229  $           29,458
                                                                             ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current Liabilities:
   Accounts payable, trade                                                   $          763,584  $           35,666
   Accrued expenses                                                                     549,161             496,783
   Customer deposits                                                                  1,970,544              24,891
   Notes payable - current maturities                                                    80,535                   -
   Related party payables                                                                26,011              16,011
                                                                             ------------------  ------------------
         Total Current Liabilities                                                    3,389,835             573,351
                                                                             ------------------  ------------------

Long-Term Liabilities:
   Notes payable - less current maturities                                              284,296                   -
   Stockholder loans payable                                                            747,500                   -
   Investor loans payable                                                               710,100                   -
                                                                             ------------------  ------------------
         Total Long-Term Liabilities                                                  1,741,896                   -
                                                                             ------------------  ------------------

         Total Liabilities                                                            5,131,731             573,351
                                                                             ------------------  ------------------

Minority Interest                                                                       741,788                   -
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  par value $.001 per share  Authorized  100,000,000  shares,
      Issued 1,265,000 shares at June 30, 2006 and
      8,000 shares at December 31, 2005                                                   1,265                   8
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 543,122,028 Shares at June 30, 2006 and
      December 31, 2005                                                                  54,313              54,313
   Additional paid-in capital                                                         2,668,408             832,665
   Accumulated deficit                                                               (1,013,276)         (1,430,879)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                      1,710,710            (543,893)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $        7,584,229  $           29,458
                                                                             ==================  ==================




See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         (Unaudited)                            (Unaudited)
                                                    For the Three Months                     For the Six Months
                                                       Ended June 30,                          Ended June 30,
                                            -------------------------------------   -------------------------------------
                                                   2006               2005                2006                2005
                                            ------------------  -----------------   -----------------  ------------------

Revenues                                    $        3,969,957  $         261,016   $       6,481,766  $          465,370
Cost of Sales                                       (2,160,684)          (155,101)         (4,043,229)           (327,376)
                                            ------------------  -----------------   -----------------  ------------------
        Gross Profit                                 1,809,273            105,915           2,438,537             137,994
                                            ------------------  -----------------   -----------------  ------------------

Operating Expenses:
  Sales and marketing                                   81,773              4,353             173,559               6,126
  Compensation                                         738,923             50,000             896,340             100,000
   Professional fees                                    34,039             36,282              65,907              49,095
  Other General and administrative                     203,884             33,388             362,968              85,909
                                            ------------------  -----------------   -----------------  ------------------
       Total Operating Expenses                      1,058,619            124,023           1,498,774             241,130
                                            ------------------  -----------------   -----------------  ------------------

Net Operating Income (Loss)                            750,654            (18,108)            939,763            (103,136)

Other Income (Expense):
  Interest income                                        2,150                 11               2,150                  11
  Interest expense                                     (26,715)                 -             (41,724)               (740)
                                            ------------------  -----------------   -----------------  ------------------

Net Income (Loss) before minority interest             726,089            (18,097)            900,189            (103,865)
Minority interest                                     (351,204)                 -            (482,586)                  -
                                            ------------------  -----------------   -----------------  ------------------

Net Income (Loss)                           $          374,885  $         (18,097)  $         417,603  $         (103,865)
                                            ==================  =================   =================  ==================

Weighted Average Shares Outstanding                543,122,028        517,232,972         543,122,028         516,348,305
                                            ==================  =================   =================  ==================

Income (Loss) per Common Share              $                -  $               -   $               -  $                -
                                            ==================  =================   =================  ==================


See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (Unaudited)
                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                      -------------------------------------
                                                                            2006                2005
                                                                      -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                  $         417,603  $         (103,865)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Stock issued for accrued compensation                                           -             200,000
      Stock issued for expenses                                                       -               9,000
      Depreciation                                                               62,454                 448
     Minority interest in income                                                482,586                   -
     (Increase) decrease in advances                                             (1,200)              3,061
     (Increase) decrease in accounts receivable                              (3,142,771)                  -
     (Increase) decrease in inventory                                          (440,317)                  -
     (Increase) decrease in prepaids                                            (49,134)                  -
     (Increase) decrease in deposits                                            (69,710)                  -
      Increase (decrease) in accounts payable                                   705,138              (1,171)
      Increase (decrease) in accrued expenses                                    36,367            (108,079)
      Increase (decrease) in deposits from customers                          1,618,886                   -
                                                                      -----------------  ------------------
  Net Cash Used in continuing operations                                       (380,098)               (606)
                                                                      -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                       (188,098)                  -
                                                                      -----------------  ------------------
Net cash provided by (used) investing activities                               (188,098)                  -
                                                                      -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash acquired in acquisition                                                     82,373                   -
Loan proceeds                                                                    66,011                   -
Note payments                                                                   (21,151)                  -
Stockholder loan proceeds                                                       750,000                   -
Investor loan proceeds                                                          720,100                   -
Shareholder loan repayments                                                    (165,016)                  -
                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                     1,432,317                   -
                                                                      -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                     864,121                (606)
Cash and Cash Equivalents
  at Beginning of Period                                                          9,090              77,503
                                                                      -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                    $         873,211  $           76,897
                                                                      =================  ==================

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                                                (Unaudited)
                                                                             For the Six Months
                                                                              Ended June 30,
                                                                   ---------------------------------------
                                                                          2006                2005
                                                                   ------------------- -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $            41,724  $              740
  Franchise and income taxes                                       $                 -  $                -

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

Interim Reporting

         The unaudited financial statements as of June 30, 2006 and for the six month periods ended June 30, 2006 and 2005 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Inventory

         The Company's inventory consists of its power generators, electrical transfer switches, propane tanks, concrete slabs and electrical, plumbing and gas hardware and supplies. Inventory is recorded at cost.

Fixed Assets

         Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

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

         Depreciation expense was $62,454 and $448 for the six months ended June 30, 2006 and 2005, respectively.

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

Principles of Consolidation

         The consolidated financial statements for the six months ended June 30, 2006 and 2005 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc. and Overseas Building Supplies, LLC (formerly China Pathfinder Fund, LLC), and its majority owned subsidiary Complete Power Solutions.

         The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

         All significant intercompany balances and transactions have been eliminated.

Net Income (Loss) Per Common Share

         Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the six months ended June 30, 2006 and 2005 are not presented as it would be anti-dilutive.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Major Customers

         At June 30, 2006, Souvenir Direct receives approximately 40% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of the Company.

Revenue Recognition

         Sales of merchandise are recorded when goods are shipped, and profit is recognized at that time. Allowances for sales returns, rebates and discounts are recorded as a component on net sales in the period the allowances are recognized. Revenues and related costs for sales and installation of power generators is recognized as the work progresses.

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

         Rental expense under these leases was approximately $11,750 and $7,500 for the six months ended June 30, 2006 and 2005, respectively.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LEASES (continued)

         The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,
--------------------------------------------
         2006                                            $       14,200
         2007                                                         -
         2008                                                         -
         2009                                                         -
         2010                                                         -
                                                         ---------------
         Total minimum future lease payments             $       14,200
                                                         ===============

         The company's majority owned subsidiary, Complete Power Solutions, Inc. entered into a lease agreement April 1, 2006 for its current office space and warehouse facility. The lease requires monthly payments of $7,108. The lease expires March 31, 2009 with an option to extend the lease for three additional years. The facility is located at 1288 S. W. 29th Avenue, Pompasno Beach, Florida 33069.

         Rental expense under this lease and the previous lease for office and warehouse space which was terminated when the current lease became effective, was approximately $50,558 for the six months ended June 30, 2006.

         The minimum future lease payments under this lease for the next five years are:

 Year Ended June 30,
 --------------------------------------------
          2007                                            $        80,818
          2008                                                     89,595
          2009                                                     69,192
          2010                                                          -
          2011                                                          -
                                                          ---------------
          Total minimum future lease payments             $       239,605
                                                          ===============

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

         In January 2006, the Company issued 657,000 shares of preferred stock in exchange for cash of $637,000.

         In January 2006, the Company issued 600,000 shares of preferred stock valued at $2 per share as part of the acquisition of Complete Power Solutions.

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

NOTE 5 - RELATED PARTY PAYABLES

         On September 1, 2004, China Pathfinder Fund, LLC., a wholly-owned subsidiary of the Company received loans of $15,000 from shareholders of the Company. The loans carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006. At June 30, 2006, the total amount due on these loans was $16,011.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY PAYABLES (continued)

         During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in accrued liabilities at June 30, 2006 and December 31, 2005.

         During the six months ended June 30, 2006, the Company and its subsidiaries have received loans from stockholders totaling $747,500 and other loans from investors totaling $710,100.

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

NOTE 7 - LEGAL SETTLEMENTS

         In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of June 30, 2006 and December 31, 2005, the award amount has been included in the accrued expenses of the Company.

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

         The Company is a defendant to another lawsuit concerning a trade show contract for approximately $25,000, but the Company does not believe that this lawsuit is material in respect of potential liability of the Company. The Company has been and intends to vigorously defend itself in this lawsuit. In August 2006, the Company settled this lawsuit for $25,000.

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

         On January 27, 2006, the Company entered into a Purchase Agreement (the "Purchase Agreement") with William Dato and Complete Power Solutions ("CPS") pursuant to which the Company acquired 51% of the member interests of CPS owned by Mr. Dato for a purchase price consisting of the payment of $637,000 in cash and the delivery of 600,000 shares of Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") having a stated value of $1,200,000, which Series A Preferred Stock are convertible into 50,739,958 shares of the Company's Common Stock at the demand of Mr. Dato. The cash paid in the transaction was obtained from capital provided to the Company for use in connection with acquisitions by Howard Ullman, our Chief Executive Officer and President, and certain of our directors and principal shareholders. The Company recognized goodwill of $1,567,214 as part of the transaction. The Company is currently evaluating the value of the goodwill.

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

RESULTS OF OPERATIONS - For the six months ended June 30, 2006, the Company had net income of approximately $418,000. For the six months ended June 30, 2005, the Company had a net loss of approximately $104,000.

         Total Revenues - For the six months ended June 30, 2006 and 2005, the Company had total sales of approximately $6,482,000 and $465,000 respectively, for an increase of approximately $6,017,000. The increase in revenues was due to the acquisition of Complete Power Solutions.

         Costs and Expenses - For the six months ended June 30, 2006 and 2005, the Company had cost of sales of approximately $4,043,000 and $327,000, respectively. The increase in the cost of sales was due the acquisition of Complete Power Solutions. Operating expenses increased approximately $1,258,000, from $241,000 for the six months ended June 30, 2005 to $1,499,000 for the six months ended June 30, 2006. This increase is attributable primarily to the acquisition of Complete Power Solutions. The cost of rent and other general and administrative costs also increased in for the six months ended June 30, 2006 as compared to the same period in 2005.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         The Company is a defendant to another lawsuit concerning a trade show contract, but the Company does not believe that this lawsuit is material in respect of potential liability of the Company. The Company intends to vigorously defend itself in this lawsuit. In August 2006, the Company settled this lawsuit for $25,000.

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

         (b) Reports on Form 8-K filed.

         The following reports were filed on Form 8-K during the second quarter of the 2006 fiscal year: May 1, 2006, May 12, 2006, May 16, 2006 and August 8, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of August, 2006.

China Direct Trading Corporation

August 24, 2006

/s/ Howard Ullman
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)