Form 10QSB
period 2006-09-30
CHINA DIRECT TRADING CORP
filed 2006-11-15
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 2006
                                            ------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

For the transition period from                                to
                               ------------------------------    ---------------

Commission file number                        000-28831
                      ----------------------------------------------------------

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

            10400 Griffin Road, Suite 109, Cooper City, Florida 33328
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2006 Approximately 554,181,750 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                          (Unaudited)
                                         September 30,        December 31,
                                              2006                2005
                                       ------------------  ------------------
Assets:

Current assets:
   Cash                                $          111,258  $            9,090
   Accounts receivable - net                    3,383,624               4,000
   Advances                                        52,039                   -
   Inventory                                    1,556,922              11,760
   Prepaid expense                                 65,538                   -
                                       ------------------  ------------------

     Total Current Assets                       5,169,381              24,850
                                       ------------------  ------------------

Fixed assets:
   Communications equipment                        12,941                   -
   Computer equipment                              35,238               4,965
   Computer software                                6,724                   -
   Transportation equipment                       365,303                   -
   Machinery and equipment                        191,280                   -
   Furniture and fixtures                          86,787                   -
   Leasehold improvements                          31,819                   -
   Less: Accumulated Depreciation                (235,868)             (2,132)
                                       ------------------  ------------------

     Total Fixed Assets                           494,224               2,833
                                       ------------------  ------------------

Other non-current assets:
   Deposits                                        69,724               1,775
   Goodwill                                     3,532,307                   -
                                       ------------------  ------------------

      Total other non-current assets            3,602,031               1,775
                                       ------------------  ------------------

         Total assets                  $        9,265,636  $           29,458
                                       ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                               September 30,        December 31,
                                                                                    2006                2005
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current Liabilities:
   Accounts payable, trade                                                   $        1,054,144  $           35,666
   Accrued expenses                                                                     657,629             496,783
   Customer deposits                                                                    769,774              24,891
   Notes payable - current maturities                                                    80,535                   -
   Related party payables                                                                16,011              16,011
                                                                             ------------------  ------------------
         Total Current Liabilities                                                    2,578,093             573,351
                                                                             ------------------  ------------------

Long-Term Liabilities:
   Notes payable - less current maturities                                              268,861                   -
   Stockholder loans payable                                                          1,604,833                   -
   Investor loans payable                                                               665,100                   -
                                                                             ------------------  ------------------
         Total Long-Term Liabilities                                                  2,538,794                   -
                                                                             ------------------  ------------------

         Total Liabilities                                                            5,116,887             573,351
                                                                             ------------------  ------------------

Minority Interest                                                                       945,691                   -
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  Series B, par value $.01 per share  Authorized  100,000,000 shares, Issued 548,966 shares at September 30, 2006 and
      -0- shares at December 31, 2005                                                     5,490                   -
   Preferred Stock, Series A, par value $.001 per share
      Authorized 100,000,000 shares,
      Issued 1,264,000 shares at September 30, 2006 and
      8,000 shares at December 31, 2005                                                   1,264                   8
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 554,181,750 Shares at September 30, 2006 and
      December 31, 2005                                                                  55,418              54,313
   Additional paid-in capital                                                         4,256,574             832,665
   Accumulated deficit                                                               (1,115,688)         (1,430,879)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                      3,203,058            (543,893)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Deficit                                                 $        9,265,636  $           29,458
                                                                             ==================  ==================


                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (Unaudited)                                (Unaudited)
                                                  For the Three Months                     For the Nine Months
                                                    Ended September 30,                     Ended September 30,
                                                  2006               2005                2006                2005
                                           ------------------  -----------------   -----------------  ------------------
Revenues                                   $        1,917,557  $         256,788   $       8,399,323  $          722,158
Cost of Sales                                      (1,722,310)          (215,235)         (5,765,539)           (542,611)
                                           ------------------  -----------------   -----------------  ------------------
        Gross Profit                                  195,247             41,553           2,633,784             179,547
                                           ------------------  -----------------   -----------------  ------------------

Operating Expenses:
  Sales and marketing                                  41,363              1,462             214,922               7,588
  Compensation                                              -             50,000             100,000             150,000
  Other General and administrative                     33,937             70,331           1,259,152             205,335
                                           ------------------  -----------------   -----------------  ------------------
       Total Operating Expenses                        75,300            121,793           1,574,074             362,923
                                           ------------------  -----------------   -----------------  ------------------

Net Operating Income (Loss)                           119,947            (80,240)          1,059,710            (183,376)

Other Income (Expense):
  Interest income                                       6,289                  7               8,439                  18
  Interest expense                                    (24,746)              (366)            (66,470)             (1,106)
                                           ------------------  -----------------   -----------------  ------------------

Net Income (Loss) before minority interest            101,490            (80,599)          1,001,679            (184,464)
Minority interest                                    (203,902)                 -            (686,488)                  -
                                           ------------------  -----------------   -----------------  ------------------

Net Income (Loss)                          $         (102,412) $         (80,599)  $         315,191  $         (184,464)
                                           ==================  =================   =================  ==================

Weighted Average Shares Outstanding               549,878,217        517,232,972         545,462,954         516,348,305
                                           ==================  =================   =================  ==================

Income (Loss) per Common Share             $                -  $               -   $               -  $                -
                                           ==================  =================   =================  ==================



                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  (Unaudited)
                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                            2006                2005
                                                                      -----------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                  $         315,191  $         (184,464)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
      Stock issued for accrued compensation                                           -             200,000
      Stock issued for expenses                                                 271,611               9,000
      Depreciation                                                              127,939                 671
     Minority interest in income                                                686,488                   -
     (Increase) decrease in advances                                            (48,000)            (14,346)
     (Increase) decrease in accounts receivable                              (2,184,182)                  -
     (Increase) decrease in inventory                                        (1,186,214)                  -
     (Increase) decrease in prepaids                                            (58,038)                  -
     (Increase) decrease in deposits                                            (20,124)             (1,837)
      Increase (decrease) in accounts payable                                   657,855               1,844
      Increase (decrease) in accrued expenses                                    34,267             (57,953)
      Increase (decrease) in deposits from customers                            744,883                   -
                                                                      -----------------  ------------------
  Net Cash Used in continuing operations                                       (658,324)            (47,085)
                                                                      -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in subsidiaries                                                   (1,387,000)                  -
Purchase of fixed assets                                                       (377,581)                  -
                                                                      -----------------  ------------------
Net cash provided by (used) investing activities                             (1,764,581)                  -
                                                                      -----------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Cash acquired in acquisition                                                    116,050                   -
Proceeds from sale of stock                                                     710,150                   -
Loan proceeds                                                                   213,818                   -
Stockholder loan proceeds                                                     1,330,515                   -
Investor loan proceeds                                                          920,000                   -
Shareholder loan repayments                                                    (765,460)                  -
                                                                      -----------------  ------------------
Net Cash Provided by Financing Activities                                     2,525,073                   -
                                                                      -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                     102,168             (47,085)
Cash and Cash Equivalents
  at Beginning of Period                                                          9,090              77,503
                                                                      -----------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                    $         111,258  $           30,418
                                                                      =================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                (Unaudited)
                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                          2006                2005
                                                                   ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $           61,235  $            1,106
  Franchise and income taxes                                       $                -  $                -

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

         On September 15, 2006 the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and the sole shareholder of Capstone. Under the agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash and $1.25 million of the Company's series B Preferred Stock, which is convertible into 15.625 million "restricted" shares of China Direct Common Stock, $0.0001 par value.















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

INTERIM REPORTING

The unaudited financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

On January 27, 2006, the Company entered into a Purchase Agreement with Complete Power Solutions ("CPS") to acquire 51% of the member interests of CPS. CPS was organized by William Dato on September 20, 2004, as a Florida limited liability company to distribute power generators in Florida and adjacent states. CPS currently distributes and installs Guardian-brand commercial and residential power generators. CPS sells to Home Depot and Lowe's retail stores and local electrical contractors in Florida.

On September 15, 2006 the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (Capstone). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling novelties to retailers in the United States.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

INVENTORY

The Company's inventory consists of its power generators, electrical transfer switches, propane tanks, concrete slabs and electrical, plumbing and gas hardware and supplies held by Complete Power Solutions, Inc. as well as novelty items held by Capstone Industries, Inc. Inventory, which is recorded at cost, is summarized below:

       Complete Power Solutions, Inc.                       $1,306,562

       Capstone Industries, Inc.                             250,360
                                                            --------

                Total inventory                             $1,556,922
                                                            ==========

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

Depreciation expense was $48,895 and $671 for the nine months ended September 30, 2006 and 2005, respectively.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the nine months ended September 30, 2006 and 2005 are not presented as it would be anti- dilutive.

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

PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the nine months ended September 30, 2006 and 2005 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc. ,Overseas Building Supplies, LLC (formerly China Pathfinder Fund, LLC), Capstone Industries, Inc. and its majority owned subsidiary Complete Power Solutions.

The results of subsidiaries acquired or sold during the year are consolidated from their effective dates of acquisition through their effective dates of disposition.

All significant intercompany balances and transactions have been eliminated.

MAJOR CUSTOMERS

At September 30, 2006, Souvenir Direct receives approximately 40% of its gross revenues from its top three accounts. The loss of these customers would adversely impact the business of that Company.

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

Rental expense under these leases was approximately $17,846 and $23,610 for the nine months ended September 30, 2006 and 2005, respectively.

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

Rental expense under this lease and the previous lease for office and warehouse space which was terminated when the current lease became effective, was approximately $50,558 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LEASES (CONTINUED)

The minimum future lease payments under this lease for the next five years are:

       Year Ended June 30,
       -------------------------------------------
                2007                                             $      80,818
                2008                                                    89,595
                2009                                                    69,192
                2010                                                          -
                2011                                                          -
                                                                 --------------
                Total minimum future lease payments              $      239,605
                                                                 ==============


NOTE 3 - COMMITMENTS

On December 1, 2003, the Company entered into an employment agreement with Howard Ullman, the Company's President and CEO that provides for annual compensation of $200,000. For 2006 Mr. Ullman has agreed to reduce his salary to $100,000.

On January 27, 2006,  the Company  entered  into an  employment  agreement  with
William  Dato,  the  President  of  Complete  Power  Solutions,   the  Company's
majority-owned subsidiary, that provides for annual compensation of $100,000.

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

         In June, 2006, 1,000 shares of the company's series "A" preferred stock was exchanged for 1,000,000 shares of the company's common stock.

         In June 2006, the company issued 500,000 shares of common stock for compensation valued at $37,500.

         In June 2006 the company issued 834,722 shares of common stock for consulting fees and professional services valued at $25,111.

         In July 2006 the company issued 250,000 shares of common stock for consulting fees valued at $8,750.

         In July 2006 options were exercised for 4,000,000 shares of the company's common stock for $72,000.

         In August 2006 the company issued 250,000 shares of common stock for legal fees valued at $25,250.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK TRANSACTIONS (CONTINUED)

         In September 2006 the company issued 5,000,000 shares of common stock for accrued directors fees valued at $175,000.

         In September 2006 800,000 shares of the company's common stock were returned to the treasury and cancelled.

         In September 2006 options were exercised for 25,000 shares of the company's common stock for $1,150.

SERIES "A" PREFERRED STOCK

In February 2004, the Company sold 1,000 shares of series "A" preferred stock for cash of $5,000. In June 2004, the Company issued 7,100 shares of series "A" preferred stock for services valued at $128. In May 2005, 100 shares of series "A" preferred stock were returned to the treasury and cancelled. The preferred shares are convertible into common shares.

In January 2006 the company issued an additional 600,000 shares of series "A" preferred stock in connection with the acquisition of a 51% majority interest in Complete Power Solutions, Inc.

SERIES "B" PREFERRED STOCK

In January 2006 the company sold 657,000 shares of it's series "B" preferred stock for cash of $637,000. In September, 2006 the company issued 548,966 shares of it's series "B" preferred stock in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK TRANSACTIONS (CONTINUED)

OPTIONS

On May 20, 2005 the company granted a non-qualified stock option under the company's 2005 Equity Plan for a maximum of 250,000 shares of the company's common stock for $0.02 per share. The option expires May 25, 2015 and may be exercised any time after May 25, 2005.

NOTE 5 - RELATED PARTY PAYABLES

On September 1, 2004, China Pathfinder Fund, LLC., a wholly-owned subsidiary of the Company received loans of $15,000 from shareholders of the Company. The loans carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006. At September 30, 2006, the total amount due on these loans was $16,011.

During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in accrued liabilities at September 30, 2006 and December 31, 2005.

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

NOTE 7 - LEGAL SETTLEMENTS

In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of September 30, 2006 and December 31, 2005, the award amount has been included in the accrued expenses of the Company.

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

On September 15, 2006 the Company entered into a Stock Purchase Agreement (the Purchase Aggreement) with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and Stewart Wallach, the sole shareholder of Capstone. Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by the credit line provided by certain directors of China Direct) and $1.25 million of the Company's series B Preferred Stock, $0.01 par value per share, which Series "B" stock is convertible into 15.625 million
"restricted" shares of China Direct Common Stock, $0.0001 par value (common stock). China Direct has agreed to register shares of Common Stock under the Securities Act of 1933, as amended, to cover conversion of the Series "B" Stock issued to Mr. Wallach in the acquisition of Capstone. China Direct will operate Capstone as a wholly-owned subsidiary.

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

         On September 15, 2006 the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and the sole shareholder of Capstone. Under the agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash and $1.25 million of the Company's series B Preferred Stock, which is convertible into 15.625 million "restricted" shares of China Direct Common Stock, $0.0001 par value.


RESULTS OF OPERATIONS - For the nine months ended September 30, 2006, the Company had net income of approximately $315,000. For the nine months ended September 30, 2005, the Company had a net loss of approximately $185,000.

         Total Revenues - For the nine months ended September 30, 2006 and 2005, the Company had total sales of approximately $8,399,000 and $722,000 respectively, for an increase of approximately $7,677,000. The increase in revenues was due to the acquisition of Complete Power Solutions and Capstone Industries.

         Costs and Expenses - For the nine months ended September 30, 2006 and 2005, the Company had cost of sales of approximately $5,766,000 and $543,000, respectively. The increase in the cost of sales was due the acquisition of Complete Power Solutions and Capstone Industries. Operating expenses increased approximately $1,211,000, from $363,000 for the nine months ended September 30, 2005 to $1,574,000 for the nine months ended September 30, 2006. This increase is attributable primarily to the acquisition of Complete Power Solutions and Capstone Industries. The cost of rent and other general and administrative costs also increased in for the nine months ended September 30, 2006 as compared to the same period in 2005.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of September 30, 2006, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None/Not Applicable.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

2.1 Purchase Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Complete Power Solutions, LLC. ++

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

*****    Incorporated by reference to Form 10KSB, dated April 17, 2006.

+        Filed Herein

++ Previously Filed with Form 10-KSB for December 31, 2005, filed with the Commission on April 17, 2006.

++++ Incorporated by reference to Exhibit 14 to the Company's Form 10-KSB for the fiscal year ending December 31, 2003, as filed by China Direct Trading Company with the Commission on April 20, 2004.

         (b) Reports on Form 8-K filed.

            The following reports were filed on Form 8-K during the third quarter of the 2006 fiscal year: September 13, 2006, September 14, 2006, September 18, 2006 and October 19, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November , 2006.

China Direct Trading Corporation

November 14, 2006

/s/ Howard Ullman
Howard Ullman
CEO, President and Chairman
(Principal Executive Officer)
(Principal Financial and Accounting Officer)