Form 10KSB
period 2006-12-31
CHINA DIRECT TRADING CORP
filed 2007-04-17
CIK 814926

Commission File Number: 000-28831

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

          Securities registered under Section 12(g) ofthe Exchange Act:

                         Common Stock, $.0001 par value
                          -----------------------------
                                (Title of class)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Definitive Information Statement for the 2007 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2006, are incorporated by reference to Part III of this Report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,547,073.

As of April 12, 2007, there were 564,865,869 shares of the Registrant's common stock, par value $0.0001, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: On April 12, 2007, the closing bid and asked prices for the shares of common stock of registrant, were $0.028 and $0.029 per share, respectively. On that date affiliates held approximately 361,000,000 shares of this stock; thus, the aggregate market value of the voting stock held by non-affiliates was approximately $5,708,244.

Transitional Small Business  Disclosure Format (check one): Yes [__] NO [X]


                            DEFINITIONS; CONVENTIONS

References to "Capstone Industries, Inc." and "Capstone" are to Capstone Industries, Inc., a Florida corporation and a wholly-owned subsidiary of China Direct.

References to "China" refer to the Peoples' Republic of China and its various ministries, agencies, and commissions and not to Taiwan. References to the "Far East" refer to the nations of Asia, Southeast Asia and South Asia, primarily China, India, South Korea, Thailand, Philippines, and Japan.

References to "Common Stock" are to the Common Stock, $0.0001 par value, of China Direct Trading Corporation.

References to the "Commission" or "SEC" means the U.S. Securities and Exchange Commission.

References to "Company", "China Direct", "CHDT", "Company", "we", and "our" mean China Direct Trading Corporation, a Florida corporation and the Reporting Company, and include, unless the context requires or indicates otherwise, the operations of its subsidiaries (all hereinafter defined).

References to "CBQ" mean CBQ, Inc., the former name of China Direct Trading Corporation and include, unless the context requires otherwise, the operations of its subsidiaries (all as hereinafter defined).

References to "Guardian" mean Guardian-brand commercial and residential power generators that are made by Genera Power Systems, Inc. ("Generac"). "Guardian" is a registered trademark of Generac Power Systems, Inc.

References to "Gulf Coast Region" mean the coastal areas of Alabama, Western Florida, Mississippi, Louisiana and Texas that are subject to periodic, seasonal storms.

References to "SDI" mean Souvenir Direct, Inc., a Florida corporation that is a wholly-owned subsidiary of China Direct Trading Corporation.

References to "Southeast" mean Florida, Georgia, North Carolina, South Carolina, and Virginia.

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

References to "'33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

References to "'34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                           FORWARD-LOOKING STATEMENTS

         This Report contains statements that constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, as amended. Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors. The accompanying information contained in this Report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a "penny stock" and micro-cap company with no primary market makers. Such status creates other risk factors that are described below.

          The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS; RECENT DEVELOPMENTS SINCE DECEMBER 31, 2006; COMPANY HISTORY; CURRENT STRATEGIC PLAN; MARKETING AND SALES; COMPETITION; RISK FACTORS.

(a) DESCRIPTION OF BUSINESS LINES. The Company is a public holding company incorporated in Florida, with its Common Stock traded on the Over the Counter Bulletin Board or "OTC.BB" (SYMBOL: CHDT.OB) and engaged, since January 26, 2007, in the following business lines through its wholly-owned operating subsidiaries:

(I) PORTABLE BOOK LIGHTS AND SPECIALTY LIGHTING PRODUCTS. Capstone Industries, Inc., a Florida corporation organized in 1997, was acquired on September 13, 2006 by China Direct issuing 236,739 shares of China Direct's Series B Preferred Stock (convertible into 15.625 million shares of CHDT Common Stock) and paying $750,000 in cash (financed by loans from certain China Direct directors to China Direct) to acquire 100% of Capstone's issued and outstanding common stock. Capstone Industries, Inc. or OCapstoneO is engaged in the business of selling portable book lights,multi-task and novelty lighting products and optical magnifiers manufactured for Capstone by third party contract manufacturers and distributed through existing retailer distribution channels and mass market retailers, including national and regional: office-supply chains, book store chains, warehouse clubs, supermarket chains, drug chains, department stores and book clubs. Major retailer partnerships include, but are not limited to Target Stores, Wal-Mart, Meijer,Staples,Office Depot Barnes & Noble, Fred Meyer/Kroger

Stores Costco ,Scholastic Books, Rite Aid Drug Stores. A selection of current Capstone products include: the Multi-Task LED Lights, Focus Booklights, Slimline Booklights, the Ultraslim Booklights, the Tri Lite Ultimate Booklight(a), Timely Reader Booklight(a) and Young Reader(a) booklight, The 3 LED Rechargeable Booklight all of which are booklights that attach to reading materials, illuminate the area of the text and are powered by batteries or an AC adapter; Optical Magnifiers include: the LED Wallet Magnifer, Pullout Led Magnifier and Round Lens -Led with handle Magnifier which are all products that illuminate and magnify the area of text and powered by batteries and Liqui-Lights<168> flashlights, which are flashlights with liquid in the handle with themes/characters (such as sports objects) floating in the liquid.

                  RECENT DEVELOPMENTS IN CAPSTONE INDUSTRIES BUSINESS LINE. As a booklight industry leader, Capstone is continually enhancing its existing line or launching new related products. In 2007 Capstone will be introducing several new booklight designs, new LED magnifier designs and offer a selection of trendy new colors.

                  On March 15, 2007, Capstone announced that it would expand its product lines to include consumer products like MP3 Pillows and other Comfort Products. Such new consumer products may be sold under Capstone's trade names or licensed trademarks of larger companies. These products will be marketed and sold through Capstone's existing distribution channels. These new products are now designed, tested and ready for marketing. Capstone will commence a marketing campaign for the new products in the second fiscal quarter of Fiscal Year 2007.

                  As of January 1st, 2007, SDI has merged its operations and marketing efforts under the Capstone umbrella. This will allow Capstone to introduce its products to SDI customers such as Walt Disney Resorts, Six Flags Theme Parks and also allow Capstone to introduce SDI keychain and gift products to its retails trading partners.

         (ii) PROMOTIONAL AND SOUVENIR GIFT ITEMS. Souvenir Direct, Inc. or "SDI", a Florida corporation organized in 2002, was acquired by China Direct in a stock purchase transaction on December 4, 2003, in which China Direct issued 97 million shares of its Common Stock to acquire 100% of SDI's issued and outstanding shares of common stock. SDI sells promotional, souvenir and gift items manufactured by Chinese-contract manufacturers and direct shipped to SDI's customers, who are distributors of such products or companies that sell the products to the public or use the products a business gift or incentive items for its own employees and agents. A typical product of SDI is a keychain or lapel pin with the trademark or logo of the customer, which is shipped from the Chinese manufacturer to the customer and sold by the customer to the general public. SDI also sells its product to distributors who resale the products to distributors' customer base. SDI sells products to Walt Disney Resorts, Six Flags Theme Parks and a supplier to Wal-Mart as well as to distributors of promotional, gift and souvenir items.

         (iii) OVERSEAS BUILDING SUPPLIES BUSINESS. Overseas Building Supply, L.C. or "OBS" (also known by "Overseas Building Supplies") is a Florida limited liability organized on February 24, 2004 under the name "China Pathfinder Fund, L.C." OBS original business was to provide trade and management consulting services to North American companies seeking to do business in China. The initial consulting business produced no significant revenues. On March 29, 2006, OBS changed its name to "Overseas Building Supply, L.C." and changed its business line from Chinese trade and management consulting to selling building supplies made in China in North America. OBS has not generated any significant revenues to date. Its business efforts to date have consisted of qualify Chinese-made ceramic roofing tiles for sale in South Florida and marketing the line of Chinese made ceramic roofing tiles to suppliers in South Florida and certain areas of southern United States.

         TRADING V. DISTRIBUTORSHIP. With respect to SDI and OBS, the Company distinguishes between being a trading company and a distributor in describing its business lines. In the opinion of the Company, it is a trading company with respect to SDI's and OBS' businesses. Trading involves a customer ordering a specific product (without specifying or caring about manufacturing sources) from SDI's or OBS' product line (as published in an online and hardcopy catalog) and then SDI or OBS independently selects a suitable manufacturing source among its various Chinese-contract manufacturers to fill the customer order. Products are usually direct shipped from the manufacturing source to the customer. Unlike a distributor, SDI and OBS typically do not purchase or maintain a regular inventory of select or specific products or commodities, is not an advertised sales representative of or limited in purchasing any specific brand name and does not market or solicit customers for its contract Chinese manufacturing sources. From the customer's perspective, it is purchasing a SDI or OBS, as the case may be, product and not using SDI or OBS as an agent to purchase brand name products from China.

(B)  RECENT DEVELOPMENTS SINCE DECEMBER 31, 2006.

         (i) RECENT DEVELOPMENTS: CONSOLIDATION OF SDI INTO CAPSTONE. During March 2007, SDI's operations were consolidated into Capstone's operations.
Capstone will now operate SDI's business as one of its product lines. The consolidation was done to eliminate duplicative management and administration and to place all consumer products of the Company under the management and sales operations of Capstone. SDI will be dissolved during 2007.

         (ii) COMPLETE POWER SOLUTIONS, LLC: RECENT DEVELOPMENTS SINCE DECEMBER 31, 2006: DIVESTITURE OF INTEREST IN COMPLETE POWER SOLUTIONS, L.L.C. On January 26, 2007, China Direct entered into a Purchase and Settlement Agreement, dated and effective as of December 31, 2006 ("Agreement") a Florida limited liability company ("CPS"), and William Dato, and Howard Ullman, the Chief Executive Officer and President of China Direct whereby: (a) CPS is repurchasing the CPS Membership Interests owned by China Direct, which ownership position equals fifty one percent (51%) of the issued and outstanding Membership Interests of CPS, in return for the transfer of 600,000 shares of China Direct's Series A Convertible Preferred Stock (the "Series A Preferred Stock"), and which are convertible into 50,739,958 shares of China Direct Common Stock, $0.0001 par value per share, beneficially owned by William Dato, the founder of and a Member of CPS, to China Direct, and (b) issuance of a promissory note by CPS to China Direct in the principal amount of $225,560, bearing annual interest at 7% with interest-only payments commencing on July 1st and thereafter being paid quarterly on April 1st, July 1st, October 1st and January 1st until the principal and all unpaid interest thereon shall become due and payable on the maturity date, being January 26, 2010, (the "2007 Promissory Note") and (c) the mutual releases contained in the Agreement. As a result of this transaction, China Direct will have no ownership interest in CPS and neither CPS nor William Dato will have an ownership interest in China Direct. The 2007 Promissory Note provides that if principal and accrued interest thereon is not paid in full by the maturity date, then 2007 Promissory Note's maturity date will be roll over for successive one year periods until paid in full. For any roll over period, the annual interest will be increased to 12%. The 2007 Promissory Note also provides that the principal amount may be automatically increased by an amount up to $7,500 if the amount claimed as the cost of replacement of a garden by the customer for a power generator is abandoned or settled for less than $7,500. The Agreement allows CPS to off set, if CPS so elects, any payments due under the 2007 Promissory Note to China Direct by any amounts owed to CPS under the indemnification provisions of the Agreement (See Section 4.5 of the Agreement). The 2007 Promissory Note was filed as exhibit 2.1 to the Form 8-K filed by the Company on January 26, 2007.

         CPS is also indebted to China Direct under a promissory note in the original principal amount of $250,000, executed by William Dato on June 27, 2006 and payable to China Direct, bearing interest at 7% per annum and maturing on June 30, 2007, subject to extension (the "2006 Promissory Note") and subject to offset by (i) $41,600 owed by an affiliate of China Direct to the CPS for funds advanced by CPS for portable generators which were never delivered and (ii) $15,000 as an agreed amount paid to compensate CPS for refunds required to be made to clients of CPS for cancelled sales made personally by Howard Ullman (which amounts have been applied first to accrued and unpaid interest due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Note to maturity (June 30, 2007), and then to reduce the principal amount of the 2006 Promissory Note to $210,900). The 2007 Promissory Note was filed as exhibit 2.2 to the Form 8-K filed by the Company on January 26, 2007.

         Further, the Agreement: (a) cancels the Voting Agreement, dated January 27, 2006, by and among William Dato, China Direct and Howard Ullman; (b) removes China Direct as a party to the Employment Agreement, dated January 27, 2006, and
(d) requires CPS and William Dato to cooperate with China Direct and the auditors in completing all audits required by China Direct's Commission-reporting obligations in fiscal years 2006 and 2007. Pursuant to the terms of the Agreement, William Dato resigned from all positions at China Direct and Howard Ullman resigned from all positions at CPS - both effective January 26, 2007.

         The net result of the Agreement is to cancel the transactions entered into by and among China Direct, CPS and William Dato under the January 26, 2006 Purchase Agreement by and among China Direct, CPS and William Dato, which transaction was reported by the Form 8-K filed by China Direct with the Commission on January 31, 2006, and end China Direct's involvement in the distribution of commercial and residential standby power generators by CPS.

         The above summary of the Agreement, 2007 Promissory Note and the 2006 Promissory Note is qualified in its entirety by reference to the text of each such document, which are attached to this Report as an exhibit.

         CPS was organized by William Dato on September 20, 2004, as a Florida limited liability company to distribute power generators in Florida and adjacent states. CPS currently distributes Guardian-brand commercial and residential power generators. Guardian is a brand name of Generac Power Systems, Inc. According to Generac's Web Site, www.generac.com, "The Generac brand of standby commercial and residential power generators features fully integrated power generation systems that include industrial, commercial, and residential generator sets, as well as automatic transfer switches, controls, fuel tanks, enclosures and remote monitoring software." CPS sells to Home Depot and Lowe's retail stores and local electrical contractors in Florida.

         REASONS FOR CPS TRANSACTION. China Direct decided to sell its Membership Interests in CPS and remove itself from the business of distributing commercial and residential standby power generators because: (a) China Direct wants to focus on industries like Capstone Industries, Inc., China Direct's wholly-owned consumer product subsidiary and a company with a shorter sales cycle, less burdensome business development and market expansion costs and less burdensome ongoing inventory and inventory financing needs than the distribution of commercial and residential standby power generators, (b) China Direct wants to focus on products that can be direct shipped from contract manufacturers in China and other foreign sources and the commercial and residential standby power generators market proved to be not as receptive as originally anticipated by China Direct to Chinese-made standby power generators, (c) China Direct and CPS developed differing business and expansion strategies on for CPS in fiscal years 2007 and beyond, and (d) the commercial and residential standby power generator market in Florida and in the Gulf States region will not be, in the opinion of China Direct and based on then-current circumstances, as profitable as originally projected by China Direct. China Direct also believes that it does not now and will not possess in the near future the sort of access to ongoing public financing that an operation like a commercial and residential standby power generator distributor requires to sustain and expand its customer base and market share.

c. COMPANY HISTORY. Company History. The Company was incorporated under the name "Freedom Funding, Inc." in Delaware on September 18, 1986. On January 18, 1989, the Company reincorporated from Delaware to Colorado. On November 18, 1989 the name of the Company was changed to "CBQ, Inc." On May 17, 2004, the Company changed its name from "CBQ, Inc." to "China Direct Trading Corporation" and also reincorporated from Colorado to Florida. From 1986 through 1997, the Company had no business operations and its sole activity was to pursue its business plan to investigate business opportunities in which to engage by merger or acquisition. The Company was a "blank check" shell company during this initial development stage.

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

         On February 20, 2004, China Direct organized China Pathfinder to develop business development services for North American companies in China and Chinese companies in North America and to develop a business in trading commodities internationally and trading non-SDI products in North America and other markets. China Pathfinder was formed to try to exploit the commercial contacts of China Direct's officers, directors and agents in North America and China. China Direct has only generated a small, insignificant amount of consulting fees. By late 2005, the Company had concluded that the business development business of China Pathfinder would not produce revenues or profits without an infusion of capital and a larger, full-time staff. The Company concluded that such an investment was unwarranted in light to the potential return and the time required to attain that return. As such, the Company decided to make China Pathfinder a trading company focused on basic building supplies made in China for the North American market.

          D. CURRENT STRATEGIC PLAN. With the divestiture of the ownership interest in CPS, the Company has revised its strategic plan for Fiscal Year 2007 to focus on Capstone consumer products and OBS' Chinese-made building supplies. SDI has fully integrated with Capstone in March 2007 and will be dissolved in

2007. The Company will devote most of its available financial and management resources to the operation and expansion of Capstone and its product lines, which now include SDI's products being sold under the Capstone brand name. SDI customers have been transferred to Capstone.

         Since being incorporated in 1986, the Company typically attempted to create new business lines by acquiring 100% or a controlling ownership interest in existing private companies or, in a few instances, by funding a start-up business, like OBS, from money loaned from Company directors and/or officers or business associates. Except for SDI, OBS and Capstone, those acquisitions failed and the acquired businesses were closed. The Company believes that the failure of such past efforts was the result of a combination of factors, including, without limitation, (a) the lack of readily available and adequate working capital on commercially reasonable terms and conditions (principally due to the lack of consistent and adequate cash flow from the Company's operations and the lack of hard assets to secure or collateralize financing); (b) absence of or inadequate strategic planning by Company management; (c) inability to attract or retain skilled management and sales personnel; (d) competition from larger competitors with greater resources and market share than the Company's operations; (e) acquisition of business lines for which the Company's management lacked the necessary skills and experience to successfully operate and manage;
(f) industry cycles that eliminated smaller companies in the industry group, especially in value-added resale of computer hardware and computer programming consulting services; (g) isolated instances of resorting to accounts receivable financing to satisfy existing debts instead of applying such financing to ongoing business operations or the expansion of business; (h) funding and financial disadvantages of the Company being "penny stock", micro-cap company without hard assets or sufficient levels of accounts receivable, which status makes it difficult for the Company to access the public securities markets for funding or to secure traditional bank financing; and (i) general economic conditions beyond the control of the Company.

         E. MARKETING AND SALES. MARKETING AND SALES: CAPSTONE. Capstone markets and sells its products primarily through (a) direct sales presentations by Capstone sales staff and or Capstone appointed sales representatives to national and regional retailer chains (b) secondarily through Capstone Web Site at www.capstoneindustires.com.

          CAPSTONE E-COMMERCE. E-commerce currently is not a significant source of income and is not prominent in the marketing and sales efforts or strategic planning of Capstone - although Capstone has and will continue to target Retail Trading Partners with e-commerce sights such as bookstore chains (e.g. Barnes & Noble and Borders), office supply chains (e.g. Staples), particularly as consumer purchasing habits move to more "on line" purchases. Capstone also markets through selected industry trade shows in the United States.

                  MARKETING AND SALES: OBS. OBS markets and sells its ceramic roofing tiles by direct sales conducted by one to two salesmen and through contract agents. The marketing and sales efforts are mostly limited to telephone and face-to-face marketing to local South Florida builders and construction contractors and to building materials suppliers in South Florida and elsewhere in the U.S. (mostly Southern or Southwest United States) as well as showing the products at industry trade shows in the United States. OBS is not emphasizing e-commerce marketing and sales at this point. OBS has only one line of ceramic roofing tiles approved by Dade County, Florida., While OBS does currently plan on marketing or selling other Chinese-made building supplies in the United States in Fiscal Year 2007, OBS wants to focus available resources on marketing and selling roofing tiles before pursuing other building supplies.

         MARKETING AND SALES: SDI. SDI markets its products by participating as an exhibitor at national and international trade shows for souvenir, gift and promotional vendors and trading companies; and face-to-face marketing and sales presentations to existing and prospective customers; and from time to time, advertisements in trade journals and periodicals. Since SDI focuses on larger corporate accounts, SDI does not typically use mass mailings or regular television, cable, radio or Internet-based advertising. SDI believes that the most effective way to market and sell its products is through trade shows and direct face-to-face marketing of prospective corporate customers. As SDI has now merged into Capstone,the marketing and sales efforts will now be directed by the Capstone team with an emphasis on cross marketing each others products to the combined existing customer base.

         E. COMPETITION. CAPSTONE. Capstone competes against numerous consumer product companies. Competitors of Capstone include: Zelco Industries, Inc. of Mount Vernon, New York, which makes the ITTY BITTY(TM) light ; and Lightwedge, LLC of Nantucket, New Massachusetts. With trends and technology continually changing, to remain an industry leader Capstone will continue to develop and introduce new products and color options at competitive pricing. Many national retailers such as Target, Walmart and Barnes & Noble offer book lights as part of their product line.

         OBS. OBS remains a start-up concern that has generated a few small sales as of the date of this Report and relies on funding from China Direct, supplemented by loans from Howard Ullman, a senior officer and director of China Direct and SDI, to fund business operations. OBS is currently seeking vendor relationships for its roofing tiles with the local South Florida stores of two large national home improvement chains as well as marketing its roofing tiles to local contractors and building supplies resellers. There can be no assurance that any of these efforts will result in actual sales or profits, but OBS believes, based on its marketing efforts to date, that there is a substantial opportunity to sell OBS' Chinese-made roofing tiles in South Florida, especially in light of the current, perceived storage in roofing tile inventory. Former plans to market OBS roofing tiles in the Gulf States Region have been postponed to devote resources to Capstone's business development efforts.

         OBS faces competition from numerous local, regional and national building supplies retailers and wholesalers. Such competition comes from large national retailers like Home Depot and Lowe's as well as local and regional distributors and suppliers. These competitors are established businesses and in most instance will have greater resources and market share than OBS. OBS' ability to establish a business will depend on: (1) China Direct and SDI's ability to fund OBS' overhead and marketing efforts for the roofing tiles; (2) quick market acceptance of the Chinese-made roofing tiles and other Chinese-made building supplies and (3) the ability of the Chinese manufacturers to provide product in a timely manner and at competitive pricing. Most of OBS' funding in 2007 will have to be raised from loans from Company directors, the sale of shares of Company Common Stock or by third-party, probably equity-based financing. There can be no assurance that the Company or OBS will be able to raise sufficient money to fund a marketing effort that is sufficient to generate any significant or any sales of OBS products in the South Florida building supply industry or elsewhere.

         SDI. SDI is a small business concern and its primary competition comes from other small, numerous trading companies in Hong Kong and a smaller number of firms in the U.S. that distribute customized or personalized gifts, souvenirs and promotional items (usually produced abroad). Most of these companies are typically below $10 million in sales. Most of SDI's competitors offer a set line of products upon which the customer's promotional pitch and logos may be imprinted, engraved or painted.

         While SDI was the primary business line of China Direct in Fiscal Year 2005, it has been secondary in importance in the Company's strategic plan since 2006. The Company intends to continue SDI's business as long as it can generate sufficient revenues. SDI's operations were consolidated into Capstone's operations in March 2007. SDI believes that its ability to produce custom ordered products for customers as opposed to offering a relatively static line of existing stock products for customers is one of its principal advantages in competing in the customized souvenir, gift and promotional product industry. SDI believes that its other advantage over competitors is the quality, production flexibility and speed of production and delivery of SDI's some 30+ Chinese manufacturing concerns. SDI does not have an exclusive arrangement with these Chinese manufacturing concerns and there can be no assurance that these Chinese manufacturing concerns will continue to do business with SDI on favorable terms or at all. SDI operations were consolidated into Capstone's operations in March 2007. SDI's product line of promotional, gift and souvenir items will be handled as a product line of Capstone and Capstone will handle all business, management, financial and marketing-sales tasks for SDI's business.

         The Company regards Souvenir Imports, a private company in Largo, Florida as one of its most direct competitors in the U.S. Like SDI, Souvenir Imports appears to compete for the same corporate market as SDI and competes in the same general product lines as SDI. Like SDI, Souvenir Imports appears to sell mostly to wholesalers and retailers.

         Other SDI competitors are online or mass mail or catalogue office supply or promotional product companies that offer pens, mugs, letter openers, paper weights, luggage tags, cheap calculators, note pads and inexpensive toys or gift items with the customers' telephone numbers, address and/or promotional pitch imprinted, engraved or painted on the item. These companies typically do not offer to custom manufacture the actual product, but only offer to customize an existing line of products by imprinting, engraving, stamping, painting or applying a customer's name and promotional text on the product. As such, SDI views these companies as indirect competitors and not a threat to usurp SDI's customer accounts.

         OBS believes that its main advantage over competitors is the quality of its Chinese manufacturing sources. The loss or inability of the Company to access these Chinese manufacturing sources would be potentially fatal to OBS' ability to operate as a going concern. SDI does not have an exclusive arrangement with any of the 30 or more Chinese manufacturing concerns. OBS has an exclusive arrangement with two established Chinese roof tile manufacturers.

         While Capstone and OBS operates on what each company perceives as a minimal overhead basis, and the Company is searching for funding and financing that is sufficient neither Capstone nor OBS nor the Company currently has the sort of immediate access to resources or funding sources enjoyed by its larger competitors and would be unable to compete effectively in the short-term in markets or in market conditions where mass mailings or other forms of blanket, sustained advertising was necessary to maintain sales. While the Company is a public company, the ability of the Company to tap the public securities markets for funding is greatly hampered by its "penny stock" status. This status effectively prevents brokers and financial advisors from recommending the Company's Common Stock to investors and many investment bankers, underwriters and placement agents will not handle funding for penny stock companies. To date, Company insiders have provided working capital to the Company as required by circumstances, but there is no assurance that the Company can or will receive such funding in the future. Further, such financing is usually repaid by issuing restricted shares of Common Stock to the insider, which issuance further dilutes public shareholders of the Company. Capstone is not as dependent as SDI or OBS on contract manufacturers or outside funding.

ITEM 1A: RISKS. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED BY ANY OF THE FOLLOWING RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THE FOLLOWING RISKS, AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

         China Direct makes from time to time written and oral statements in this Report regarding our business and financial condition and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

         China Direct's future business and financial results and related to forward-looking statements involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or
(ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement. There are several important factors that could cause our future business and financial results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement.

         An investment in the Common Stock is highly speculative and involves a high degree of risk. Nay prospective investor should carefully consider the risks described below and the other information in this Report and the Company's other SEC filings before making any investment decision about our Common Stock. The risks and uncertainties described below are not the only ones affecting or facing our company. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. The value of any investment in the Common Stock could decline and an investor could lose all or part of the investment in those shares.

(I)      RISKS RELATED TO OUR BUSINESS

                  (A) VARYING, UNPREDICTABLE FINANCIAL RESULTS. The Company's periodic operating results may significantly fluctuate from time to time due to sales cycles or decreased demand from regular customers of the Company's operating subsidiaries or reliance on and a decrease in demand from those limited number of customers that generate most of the revenues. Investors should not rely on financial results for any fiscal period as an accurate basis for predicting or an indication of future financial results. The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The Company's operating results for any particular quarter may not be indicative of future operating results. Prospective investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future consolidated or segment performance. It is possible that results of operations may be below the expectations of public and investors, which could cause the trading price of the Company's Common Stock to fall. The most important of these factors include:

         * the persistent inability of the Company to expand the markets for its operating subsidiaries' products through traditional marketing and sales efforts;
         *        market   rejection  of  Chinese-made   products  sold  by  the
                  Company's operating subsidiaries;
         *        drop   in   consumer   demand   for  the   Company   operating
                  subsidiaries' products;
         * increased competition from competitors with substantially greater resources than the Company;
         *        political or economic or trade conflicts  between the U.S. and
                  China;
         * the ability of SDI and OBS to access its Chinese manufacturing sources on favorable terms;
         *        general economic conditions;
         *        impact of terrorism on the businesses of China Direct;
         *        the  timing  and   effectiveness   of  marketing  and  product
                  expansion programs;
         *        the timing of the introduction of new products;
         *        the availability of funding or financing;
         *        timing and effectiveness of capital expenditures; and
         *        foreign and domestic competition.


         (B) RELIANCE ON KEY PERSONNEL. The Company relies on Stewart Wallach, Gerry McClinton and Howard Ullman for executive management and strategic planning for the Company and its subsidiaries. The loss of the services of any one those executives would adversely impact the business and financial prospects of the Company. Neither the Company nor its subsidiaries have a key man insurance policy or similar policy to fund the cost of replacing any of the aforesaid key personnel.

       China Direct and its subsidiaries may not be able to attract and retain qualified personnel, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and losses in revenue. Our success also depends on our ability to attract and retain qualified sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services

         (C) MERGERS AND ACQUISITIONS. China Direct seeks from time to time to consummate mergers and acquisitions as part of a strategy to grow the Company, which mergers and acquisitions could have an adverse impact on our financial and business condition and prospects. China Direct has historically tried to expand or grow its business through mergers and acquisitions with small, private companies with existing operations. Except for SDI and Capstone, those prior efforts have failed to establish a business or businesses with steady or growing revenues or grow the overall revenues or business of the Company for any extensive period. China Direct as matter of strategic policy seeks from time to time to expand its business through the acquisition of businesses or operations in complementary industry sectors, that is, complementary to China Direct's existing industry sectors. Such mergers and acquisitions may not, due to the low market price of China Direct's common stock, and lack of extensive cash reserves, be consummated on terms that are favorable to China Direct or without certain conditions, such as a provision allowing the acquired or merged entity to spin out of or split off from China Direct in the future or if certain milestones are not met.

         China Direct has throughout its history acquired new businesses, and China Direct expects to continue to make acquisitions in the future. With respect to recent and any future acquisitions, China Direct may fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our work force. The process of integration could take a significant period of time and will require the dedication of management and other resources, which may distract management's attention from our other operations. If China Direct makes acquisitions outside of our core businesses, assimilating the acquired technology, services or products into our operations could be difficult and costly. China Direct's inability to successfully integrate any acquired company, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth, and as a result China Direct's stock price could fluctuate or decline.

         If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected. In the past, we acquired companies to enhance the expansion of our business and products. We may consider additional acquisitions which could involve significant risks and uncertainties. These risks and uncertainties include:

         o the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

         o the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

         o the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;

         o the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

         o        the  potential   difficulties  in  integrating  new  products,
                  businesses and operations in an efficient and effective manner;

         o the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

         o        the   potential   loss  of  key   employees  of  the  acquired
                  businesses;

         o the risk that acquired businesses will divert the attention of our senior management from the operation of our core Capstone business; and

         o the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

         China  Direct's   inability  to  successfully   operate  and  integrate
newly-acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for products in our marketplace, as well as on our revenues, gross margins and expenses.

         (D) CHINA DIRECT HAS A SMALL MANAGEMENT AND STAFF AND MAY NOT BE ABLE TO ADEQUATELY HANDLE ANY GROWTH IN ITS BUSINESSES AND TO IMPLEMENT AND MAINTAIN INTERNAL FINANCIAL AND ACCOUNTING CONTROLS AND SYSTEMS. CHINA DIRECT DOES NOT HAVE A CHIEF FINANCIAL OFFICER. If China Direct cannot effectively manage growth, if any and whether from mergers and acquisitions or internal growth, our business may suffer. China Direct has previously expanded our operations through acquisitions in order to pursue perceived existing and potential market opportunities. If China Direct fails to manage our growth properly, it may incur unnecessary expenses and the efficiency of our operations may decline. To manage any growth effectively, we must, among other things:

         o successfully attract, train, motivate and manage a larger number of employees for production and testing, engineering and administration activities;

         o        control higher inventory and working capital requirements; and

         o improve the efficiencies within our operating, administrative, financial and accounting systems, and our procedures and controls.

        China Direct has no full time Chief Financial Officer or comptroller and has relied on other executives to fill the duties of those positions. The absence of such an officer has hindered the ability of China Direct to develop and maintain financial and accounting controls.


(E) INSIDERS VOTING CONTROL OVER CHINA DIRECT. A FEW OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS HAVE VOTING CONTROL OVER CHINA DIRECT. They beneficially own approximately 77% of our outstanding Common Stock on a fully diluted basis. Howard Ullman, the Chairman of the Board, Chief Executive Officer and President of the Company for fiscal year 2006, beneficially owns approximately 56% of issued and outstanding shares of Common Stock. These members of management control the management and affairs and have voting power sufficient to determine any matters requiring shareholder approval, including:

         *        election of our board of directors;

         *        removal of any of our directors;

         *        amendment of our certificate of incorporation or bylaws;

         * adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and

         *        Significant    corporate    transactions,     like    mergers,
                  acquisitions, dissolution, recapitalization, stock splits and bankruptcy.

         (F) INADEQUATE OR EXPENSIVE FUNDING OR FINANCING. The Company may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall. The Company is seeking bank financing, but there can be no assurances that the Company will obtain such bank financing or that any bank financing obtained will be sufficient to meet operational needs of the Company and its operating subsidiaries. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer or the operation or Company may fail. The Company may be forced to seek expensive financing or funding, or forms of financing that require issuance of Company securities (such as equity credit lines or PIPE financing). Such financing would dilute the position of existing shareholders and put negative pressure on the market price of the Company's Common Stock while possibly failing to provide adequate and ongoing working capital for the Company and its operations. While members of Company management have provided personal loans to the Company to fund overhead and acquisitions in fiscal year 2006, the Company cannot be sure that such financing will be available in the future or in amounts that are adequate to meet the Company's working capital needs.

         (G) COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

         Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 or "SOX" .and new SEC regulations are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

         (H) IF WE FAIL TO COMPLY WITH THE NEW RULES UNDER THE SARBANES-OXLEY ACT OR OSOXO RELATED TO ACCOUNTING CONTROLS AND PROCEDURES, OR IF MATERIAL WEAKNESSES OR OTHER DEFICIENCIES ARE DISCOVERED IN OUR INTERNAL ACCOUNTING PROCEDURES, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

         Section 404 of SOX requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. While the deadline for compliance for our company is next fiscal year, we intend to commence a process of documenting and testing internal control procedures in the next six months, and, during this process, we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected and not remedied by the time we are subject to
Section 404 compliance, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the SOX. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. We cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

         (I) SDI AND OBS RELIANCE ON CHINA FOR PRODUCTS. SDI product line, which starting in March 2007 has been sold under the Capstone brand name, and OBS rely on Chinese manufacturing sources for products and for the pricing and product quality that allows the Company, as a small business concern, to compete against larger competitors or meet the standards of its customers. The loss of that resource could be fatal to the Company's ability to compete for customers and to sustain or grow current revenues. If the Company was unable to freely access these Chinese manufacturing concerns, or those concerns decided to work for the Company's competitors, SDI product line and OBS would have to use other, probably non-Chinese manufacturing concerns, which other concerns may not provide the same favorable pricing and product quality as the Chinese manufacturing concerns. Reliance on these other non-Chinese manufacturing concerns may substantially harm the Company's revenues and profitability as well as undermine its expansion and strategic business plan. Other risks related to China that could affect SDI product line and OBS are:

                  * China is evolving rapidly from a centrally planned and operated state economy to a capitalistic economy. The Chinese government remains a socialist-oriented political entity while it is currently following a path of decentralization and encouraging private economic development and activity. The conflict between the political goals of the central Chinese government and dominant socialist political party and the economic reforms currently followed by China could result in unexpected changes or experimentation in Chinese commercial and trade practices and policies, which changes could adversely impact on the Company's and its subsidiaries' ability to conduct business in China on terms as favorable as current terms; and

                  * The Chinese economy has been growing at extraordinary rates for the past 5 or more years. The Chinese government is trying to control the explosive economic growth in an attempt to prevent unexpected or sudden downturns in or dislocations of economic activity in China. Both the Chinese efforts to control their economic growth as well as the possible failure of those measures may cause economic dislocations or problems that undermine the Company's and its subsidiaries' ability to conduct business in China on profitable terms or at all. Any dislocation in the Chinese economy that prevents the Company's subsidiaries from conducting business in China could result in the loss of an investor's investment in the Company's Common Stock, especially in light of the "penny stock" status of that stock.

         o While China's economic reforms and commercial policies have not to date hindered or harmed Company's subsidiary operations in China and the Company does not see any such problems in the near future in China, there can be no assurance that the reforms to China's economic system will continue or that SDI or OBS operations will not be adversely affected by changes in China's political, economic, and social policies, conditions and any changes thereto. The Chinese government could change its policies toward private enterprise or even nationalize or expropriate it, which could result in the total loss of our investment in that country; and

         o While fluctuations of currency exchange rates between Chinese currency, called "Renminbi" or "RMB" and United States dollar could adversely affect the Company's operating subsidiaries' businesses, the Company, especially SDI, conducts almost all of its current business transactions with Chinese firms using U.S. Dollar-denominated letters of credit. Still, the Company may seek to conduct more business in China and such fluctuations could harm new business conducted in China by the Company. The Renminbi to United States dollar exchange rate has been stable for the past few years and the Chinese central government remains committed to maintaining that stability. Nonetheless, the U.S. Government has been pressuring China to devalue its currency to the U.S. Dollar. Such a move may increase the cost of doing business in China for the Company's subsidiaries. There can be no assurance that exchange rates will remain stable. Devaluation could adversely affect Company growth or revenues from the sales of products in China and denominated in Renminbi and our financial performance when measured in terms of the United States dollars.

                  (II)  RISKS RELATED TO OUR COMMON STOCK

(A) RISKS RELATING TO OUR SECURITIES. OUR COMMON STOCK IS A "PENNY STOCK" UNDER SEC RULES AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK IS LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS. China Direct common stock is subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell "penny stock" ( that is, stock with a market price below $5 per share and more commonly below $1 per share) to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). Brokers must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

(B) NO DIVIDENDS. China Direct has not paid and does not intend to pay dividends on its common stock in the foreseeable future. We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our Common Stock.

         (C) TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

         Trading in our Common Stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company's operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock
Exchange. Accordingly, shareholders may have difficulty reselling any of their shares of Common Stock.

         (D) OUR COMMON STOCK MARKET PRICE MAY BE VOLATILE AND COULD FLUCTUATE WIDELY IN PRICE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

         The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

         o        our lack of primary market makers for our Common Stock;
         o        the   establishment  of  partnerships  with  other  technology
                  companies;
         o the lack of research analysts or news media coverage of our Company or Common Stock;

         o        additions or departures of key personnel;
         o        sales of our common stock;
         o        our status as a Penny Stock Company;
         o        our ability to execute our business plan;
         o        operating results below expectations;
         o        loss of any strategic relationships;
         o        industry developments;
         o        economic and other external factors; and
         o        period-to-period fluctuations in our financial results.

         (E) SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

         The market price of our Common Stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares of our common stock covered by this prospectus will be freely transferable without restriction or further registration under the Securities Act.

F. EMPLOYEES. As of December 31, 2006, the Company has a total of 7 full-time employees, consisting of 1 person employed by China Direct, 5 persons employed by Capstone, 1 persons employed by SDI and 1 persons employed by OBS. Capstone intends to employ/appoint between 3 and 10 full-time salesmen and sales representatives in the second and third fiscal quarters of 2007 to promote its new initiative in MP3 Pillows and Comfort Products and other consumer electronics products. Capstone also outsources its packaging design, manufacturing, warehousing and distribution functions and only pays for these services as required.

ITEM 1B:   UNRESOLVED SEC STAFF COMMENTS:   None.

ITEM 2:   DESCRIPTION OF PROPERTIES.

         Neither the Company nor its operating subsidiaries owns any real properties or facilities. On September 1, 2005, the Company entered into a lease agreement for approximately 1,200 square feet of office space. The lease requires monthly lease payments of $1,775. The lease expired August 31, 2006 and, through the date of this report, the Company is leasing the space on a month-to-month basis. The office space is used as the Company's corporate headquarters. It is located at 10400 Griffin Road, Suite 109, Cooper City, Florida 33328, Telephone: 954 252 3440.

         The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150.

         Rental expense under these leases was approximately $23,958 and $30,000 for the years ended December 31, 2006 and 2005, respectively.

         Capstone's operating facility was leased by a company that is 100% owned by the former sole shareholder. Rent expense, included in general and administrative expenses, for the years ended December 31, 2006 and 2005 amounted to $11,468 and $17,923, respectively.

ITEM 3: LEGAL PROCEEDINGS. Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

         CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC.: The Plaintiff's complaint in Celeste was dismissed by the U.S. District Court for the Southern District of New York in early 2005 for failure to have all essential parties to the dispute as parties to the lawsuit. The Plaintiffs filed an amended complaint prior to the March 1, 2005 deadline for doing so. The Company defended against the Plaintiff's amended complaint, which added two former, now defunct, subsidiaries involved in the STC transaction as defendants. The assets of Networkland, Inc. and Technet Computer Services Corporation were acquired by the Company on March 15, 2001 and that transaction is at the heart of the dispute in the Celeste case. The Court also dismissed the Plaintiff's amended complaint on July 20, 2006. The Plaintiffs filed an appeal in September 2006 to the adverse order issued by the Court dismissing the amended complaint. The appeal, however, was not accepted by the Court in October 2006 because there is a pending, unresolved motion for default judgment against the other defendants, Networkland, Inc. and Technet Computer Services Corporation, who are two former subsidiaries of Socrates Technologies Corporation, a defunct Delaware corporation, and not owned by or affiliated with China Direct. The staff attorney for the 2nd Circuit stated that said motion must be resolved before the Court will entertain any appeal. The Company is not a party to the pending motion for default judgment before the trial court; however, the Company filed an opposition to the motion for default judgment. As of date of this Report, the Company is not aware of any action by the plaintiffs to date to resolve or remove the pending motion for default judgment against the other defendants in order to clear the way for an appeal of the judgment entered in favor of for Company by the Court. While the Company is confident of prevailing in this matter, the Company is uncertain at this time of the final outcome motion for default against the other defendants or whether the plaintiffs intend to pursue this litigation further.

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

         SUNTRUST BANK CLAIM. Prior to being acquired by the company, Quantum Technology Group ("QTG"), a now defunct subsidiary, had a $4 million line of credit with Crestar Bank (Crestar was subsequently acquired by Sun Trust). This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, the Company acquired all of the shares of QTG. Sun Trust asserted that $1.3 million of the line of credit had been used, and was owing to Sun Trust, as well as line of credit, a $200,000 term loan from Sun Trust to QTG, approximately $200,000 in accrued interest and $100,000 in attorney fees -- all of which SunTrust had sought to collect from the individual guarantors, not the company.

         RAS Investment, Inc., a company apparently affiliated with Anne Sigman, a former employee of the Company, advised the Company in 2004 that RAS has acquired the Sun Trust note and demanded payment in cash or stock. As of the date of this Report, the Company's position remains as before, that is, that the Company is not obligated to pay the Sun Trust debts and any claims made to collect that debt could be defeated by several potential defenses and counterclaims. The Company has not received any further claims by RAS Investment, Inc. in this matter and the Company is uncertain at this point if RAS Investment, Inc. intends to pursue the aforementioned claims.

         CYBERQUEST, INC.: The Company received two claims from certain former shareholders of Cyberquest, Inc. in 2006. They claimed to hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 period. The Company has investigated these claims and has not been able to date to substantiate any of the claims to date and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock. The Company has not received any further claims or communications since the late summer of 2006. The Company is uncertain at this point if the claimants will pursue or press the aforementioned claim of preferred stock ownership.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

             SUPPLEMENTARY ITEM -- EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board. The table shows the positions of the officers as of December 31, 2006:

NAME                AGE   POSITIONS
---------------- -------- --------------------------------------
Howard Ullman               Chairman   of  the   Board,   Chief
                      48  Executive Officer & President
---------------- -------- --------------------------------------
Stewart Wallach       55  Chief  Executive  Officer of Capstone
                          Industries, Inc.
---------------- -------- --------------------------------------
Gerry McClinton       51  Secretary of Company


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The shares of Common Stock are traded on the Over-the-Counter Bulletin Board market under the symbol "CHDT.OB." Number of Shareholders as of December 31, 2006 was approximately 292.

MARKET INFORMATION

The following shows the high and low market quotation for the shares for the last three years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

                                            Low                High
2006
Fourth Quarter                              $0.034             $0.08
Third Quarter                               $0.24              $0.04
Second Quarter                              $0.02              $0.0925
First Quarter                               $0.02              $0.036

                                    Low High
2005
Fourth Quarter                              $0.01              $0.2
Third Quarter                               $0.01              $0.02
Second Quarter                              $0.01              $0.02
First Quarter                               $0.03              $0.05

                                            Low                High
2004
First Quarter 2004:                         $0.03              $0.09
Second Quarter 2004:                        $0.03              $0.08
Third Quarter 2004                          $0.03              $0.07
Fourth Quarter                              $0.04              $0.08

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

         The number of shareholders of record of the Company's Common Stock as of December 31, 2006 was approximately 323.

         Recent Sales of Unregistered Securities. Recent sales of unregistered securities are set forth in Note 8 to the financial statements to this Report.

Item 6:  Management's Discussion and Analysis or Plan of Operations.

            Factors that might cause such differences include, but are not limited to, our history of no profitability and the uncertainty of our profitability, our ability to develop and introduce new services and products, the uncertainty of market acceptance of those services or products, our potential reliance on collaborative partners, our reliance on funding from members of management or third parties in order to fund overhead, acquisitions and business development efforts, lack of adequate market support for our Common Stock and the resulting inability of the Company to access the public securities markets to raise working capital, our limited sales and marketing experience, the highly competitive industry in which we operate, the impact of political, economic or trade disputes between the United States and China on our business and ability to operate, general economic and business conditions, lack of adequate financing or funding or the lack of such adequate financing or funding on commercially reasonable terms and conditions, turnover in senior management, reliance on two key personnel and the absence of key man life insurance and competition from competitors with greater resources and market share - some or all of which may be beyond our ability to control.

         Plan of Operations. The Company's plan of operations since the fourth quarter of Fiscal Year 2006 has been to focus on expanding Capstone's consumer products, including its private branding efforts, and OBS' building supplies business. The Company will devote its available resources and funding to the expansion of Capstone. Except for occasional short-term loans from Mr. Ullman and other members of management, China Direct's operating subsidiaries have to rely on revenues from operations to cover their overhead and expansion efforts.

         The Company's current plan of operations is to focus on development of Capstone as its primary business and such an effort may include pursuit of and sale of Chinese-made products in North America under the Capstone name or under private brand names promoted by the Company.

         The Company is seeking opportunities that potentially and immediately enhance our sales revenues and net worth as well as possibly contribute a positive cash flow and enhance shareholder value beyond the capability of our current core business line. As such, we are interested in investing in or acquiring companies that could benefit from exploiting the Company's financial and contacts with Chinese manufacturing firms. Our strategic plan has traditionally been to remain a trading company with low overhead and focused on exploiting its contacts with Chinese manufacturers to meet our customers' needs. We have shifted our strategic plan to focus on promoting Capstone low-tech consumer products - both those under the Capstone name and under the private branding efforts. Secondary in our strategic plan will be promoting OBS' sale of Chinese-made roofing tiles in Florida and the Southeast. While we will explore opportunities to sell other Chinese-made building supplies in that market and the certain parts of the Southern U.S., we intend to focus on the roofing tiles as the most likely, in our opinion, the Chinese-made building products to find market demand in the U.S. This opinion is based on discussions and marketing efforts with building suppliers in Florida and other parts of the U.S.

            We received in early January 2006, a credit line commitment of $500,000 (increased to $647,000) from its chief executive officer and president, Howard Ullman, and three Company directors, Jeffrey Postal, Lorenzo Lamadrid and

Laurie Holtz (collectively, the "lenders"). The credit line is to be used solely to fund the cash portion of any acquisition or investment by the Company The funding was used to acquire the 51% membership interest in CPS. Pursuant to a December 31, 2006 settlement agreement, the purchase of the 51% membership interest by the Company in CPS was rescinded and the loan was repaid in full.

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

         While the Company believes that Capstone will be able to generate sufficient cash flow to pay its direct overhead costs and internal planned growth in fiscal year 2007, OBS does not generate sufficient cash flow at this time to fund its operations or any business development efforts and marketing and sales efforts in fiscal year 2007. With respect to Capstone and OBS, the Company will not have sufficient funds (unless it is able to raise funds in a private placement or debt financing) to undertake any significant business development, or extensive marketing, in terms of scope of campaign and geographical reach, of new products. Accordingly, following any future acquisition, the Company will, in all likelihood and unless the acquired business generates sufficient cash flow and profits, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired product or to issue large number of shares of its capital stock. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         RESULTS OF OPERATIONS - For the year ended December 31, 2006, the Company had a net loss from continuing operations of approximately $228,000 and income from discontinued operations of approximately $149,424. The income from discontinued operations were from the disposal of CPS. For the year ended December 31, 2005, the Company had a net loss from operations of approximately $734,000. This decrease in the net loss was due to $300,000 in profit generated by Capstone Industries in the fourth quarter.

         Total Revenues - For the years ended December 31, 2006 and 2005, the Company had total sales of approximately $1,500,000 and $912,000 respectively, for an increase of approximately $600,000. The increase in revenue was due to $300,000 in profit generated by Capstone Industries in the fourth quarter.

         Costs and Expenses - For the years ended December 31, 2006 and 2005, the Company had cost of sales of approximately $884,000 and $658,000, respectively. The increase in the cost of sales in 2006 as compared to 2005 was due to additional expenses due to the acquisition of Capstone. Operating expenses decreased approximately $123,000, from $972,000 in 2005 to $849,000 in 2006. The cost of rent and other general and administrative costs increased in 2006 as compared to 2005 due to additional overhead from the acquisition of Capstone. Stock-based expenses for 2006 decreased by approximately $575,000 as compared to 2005. Expenses were approximately $684,000 in 2005 compared to $109,000 in 2006.

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

         Impact of Inflation. To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been the cost of marketing its product lines to customers in North America. That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers., trade shows around North America and visiting China to maintain and expand distribution and manufacturing relationships and channels. The Company generally has been able to meet increase in costs by raising prices of its products.

         Country Risks. Almost all of the Company's contract manufacturing operations and sources of products are located in China. As such , the Company is subject to significant risks not typically faced by companies operating in or obtaining products from North America and Western Europe. Political, economic and trade conflicts between the United States and China, including possible conflict over North Korea's nuclear weapons program or the independence of Taiwan, could severely hinder the ability of the Company to obtain products and fill customer orders from the Company's current Chinese manufacturing sources. Further, Chinese commercial law is still evolving to accommodate increasing capitalism in Chinese society, especially in terms of commercial relationships and dealings with foreign companies, and can be unpredictable in application or principal. The same unpredictability exists with respect to the central Chinese government, which can unilaterally and without prior warning impose new legal, economic and commercial laws, policies and procedures. This element of unpredictability heightens the risk of doing business in China.

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

         No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors. In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of the Company's internal control systems are immediately identified. These inherent limitations include the realities that subjective judgments in decision-making in this area can be faulty and that a breakdown in internal processes can occur because of simple, good faith error or mistake. No design can in all instances immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a company. Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected. Nonetheless, the Company recognizes its ongoing obligation to use its best efforts to design and apply internal controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.

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

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

         Directors and Executive Officers. Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors" appearing in our Information Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our year ended December 31, 2006.

Item 10. Executive Compensation.

         Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Information Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Information Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

Item 12. Certain Relationships and Related Transactions.

         Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Information Statement for our Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our year ended December 31, 2006.

         Conflicts of Interest. Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. As of December 31, 2006, the Company has adopted and established policies and procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs.

             Under Rule 405 promulgated under the 1933 Act, Mr. Ullman may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoter of the Company. No other persons are known to Management that would be deemed to be promoters.


                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS PAGE

Report of Robison, Hill & Co., Independent Certified Public
Accountants................................................................  F-1

Consolidated Balance Sheets as of December 31, 2006, and
2005...................................................                      F-3

Consolidated  Statements of Operations for the years
ended December 31, 2006 and 2005...........................................  F-5

Consolidated Statement of Stockholders' Equity
     For the Years Ended December 31, 2006 and 2005..................        F-6

Consolidated Statements of Cash Flows for the years ended
     December 31, 2006 and 2005...........................................   F-9

Notes to Consolidated Financial
         Statements......................................                   F-11


2. FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules required by Regulation S-X are included herein. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       EXHIBITS


2.1 Purchase Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1 Purchase and Settlement Agreement by and among China Direct Trading Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1 Stock Purchase Agreement, dated September 15, 2006, by and among China Direct Trading Corporation, Capstone Industries, Inc. and Certain Selling Shareholders 1/4
3.1      Articles of Incorporation of the Company *
3.1.1 Articles of Incorporation of China Direct Trading Company, a wholly-owned subsidiary of the Company **
3.2      By-laws of the Company***
10.1 Voting Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Howard Ullman. +
10.2 Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3 Employment Agreement, dated January 27, 2006, among William Dato, China Direct Trading Corporation and Complete Power Solutions, LLC. +
10.4 Form of July 20, 2005 sales agency agreement between China Direct Trading Corporation and Sutter's Mill Specialties. +
10.5     Form of Non-Qualified Stock Option+
14       Code of Ethics Policy, dated December 31, 2006+++
31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.+++
         32 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+++
------------------------------------------
* Incorporated by reference to Annex C to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
** Incorporated by reference to Annex G to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.

*** Incorporated by reference to Annex D the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
**** Incorporated by reference to Annex H the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
+ Incorporated by reference to Exhibit 2 to the Form 8-K filed by China Direct Trading Corporation with the Commission on January 31, 2006.
++ Incorporated by reference to Exhibit 2 to the Form 8-K filed by China Direct Trading Corporation with the Commission on January 26, 2007.
(0) Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by China Direct Trading Corporation with the Commission on September 18, 2006.
+++ Filed Herein.

        (b) Reports on Form 8-K filed.

            The following reports were filed during the last quarter of the 2006 fiscal year: Form 8-K, November 17, 2006; Form 8-K, November 17, 2006 and Form 8-K, October 19, 2006.


                  ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

            The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2006 and 2005:


Service                       $    26,720           $    17, 382
Tax Fees                      $       280           $        288
All Other Fees                $         -           $          -
                          ---------------      -----------------
Total                         $    27,000           $     17,670
                          ===============      =================

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

         The Audit Committee pre-approved 100% of the Company's 2006 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission's final pre-approval rules.

                        CHINA DIRECT TRADING CORPORATION
                                AND SUBSIDIARIES

                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT


                           DECEMBER 31, 2006 AND 2005

                                    CONTENTS


                                                                       Page

Report of Independent Registered Public Accountants.....................F - 1

Consolidated Balance Sheets
  December 31, 2006 and 2005............................................F - 3

Consolidated Statements of Operations for the
  Years Ended December 31, 2006 and 2005  ..............................F - 5

Consolidated Statement of Stockholders' Equity for the
 Years Ended December 31, 2006 and 2005.................................F - 6

Consolidated Statements of Cash Flows for the
  Years Ended December 31, 2006 and 2005................................F - 9

Notes to Consolidated Financial Statements.............................F - 11

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
China Direct Trading Corporation and Subsidiaries

         We have audited the accompanying consolidated balance sheets of China Direct Trading Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financials statements of Capstone Industries, Inc., a wholly owned subsidiary, which statements reflect total assets of $812,910 as of December 31, 2006 and total revenues of $847,743 for the period from September 13, 2006 (date of acquisition) to December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Capstone Industries, Inc., is based solely on the report of the other auditors.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Direct Trading Corporation and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.






                                                    /s/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 16, 2007

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                RESTATED
                                                          December 31,        December 31,
                                                              2006                2005
                                                       ------------------  ------------------
Assets:
Current assets:
   Cash                                                $          198,084  $            9,090
   Accounts receivable - net                                      560,475               4,000
   Inventory                                                       69,895              11,760
   Deposit on inventory                                            19,569                   -
   Prepaid expense                                                 16,162                   -
   Note receivable from former subsidiary - short term            202,150                   -
                                                       ------------------  ------------------

     Total Current Assets                                       1,066,335              24,850
                                                       ------------------  ------------------

Fixed assets:
   Computer equipment                                               1,632                   -
   Computer software                                                3,790                   -
   Machinery and equipment                                        100,528                   -
   Furniture and fixtures                                           4,965               4,965
   Less: Accumulated Depreciation                                 (80,571)             (2,132)
                                                       ------------------  ------------------

     Total Fixed Assets                                            30,344               2,833
                                                       ------------------  ------------------

Other non-current assets:
   Note receivable from former subsidiary - long term             225,560                   -
   Goodwill                                                     1,936,020                   -
   Deposits                                                        16,775               1,775
                                                       ------------------  ------------------

      Total other non-current assets                            2,178,355               1,775
                                                       ------------------  ------------------

         Total assets                                  $        3,275,034  $           29,458
                                                       ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                            RESTATED
                                                                      December 31,        December 31,
                                                                          2006                2005
                                                                   ------------------  ------------------
Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable and accrued expenses                           $          416,539  $          376,849
   Customer deposits                                                                -              24,891
   Due to related parties                                                     400,000             300,000
   Notes and loans payable to related parties - current maturities            726,759              16,011
                                                                   ------------------  ------------------

     Total current liabilities                                              1,543,298             717,751
                                                                   ------------------  ------------------

Non-current liabilities
   Notes and loans payable to related parties                                 767,589                   -
   Investor loans payable                                                      54,038                   -
                                                                   ------------------  ------------------

     Total non-current liabilities                                            821,627                   -
                                                                   ------------------  ------------------

     Total Liabilities                                                      2,364,925             717,751
                                                                   ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock, Series A, par value $.001 per share
      Authorized  100,000,000
      shares, Issued 607,000 at December 31, 2006
      and 8,000 shares at December 31, 2005                                       607                   8
   Preferred Stock, Series B, par value $.10 per share
     Authorized 100,000,000 shares,
     Issued 1,193,769 at December 31, 2006 and -0- at
     December 31, 2005                                                        119,377                   -
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 536,406,750 shares at December 31, 2006
      and 543,122,028 shares at December 31, 2005                              53,642              54,313
   Related party receivable                                                (1,775,864)                  -
   Additional paid-in capital                                               4,166,747             832,665
   Accumulated deficit                                                     (1,654,400)         (1,575,279)
                                                                   ------------------  ------------------

     Total Stockholders' Deficit                                              910,109            (688,293)
                                                                   ------------------  ------------------

     Total Liabilities and Stockholders' Deficit                   $        3,275,034  $           29,458
                                                                   ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       RESTATED
                                                  For the Year        For the Year
                                                     Ended               Ended
                                                  December 31,        December 31,
                                                      2006                2005
                                               ------------------  ------------------
Revenues                                       $        1,547,073  $          911,583
Cost of Sales                                            (884,033)           (658,084)
                                               ------------------  ------------------
        Gross Profit                                      663,040             253,499
                                               ------------------  ------------------

Operating Expenses:
  Sales and marketing                                     122,276              15,998
  Compensation                                            237,907             404,580
  Professional fees                                       193,073              92,930
  Consulting                                               86,402             252,000
   Legal settlements                                            -              28,000
  Other General and administrative                        209,037             178,233
                                               ------------------  ------------------
       Total Operating Expenses                           848,695             971,741
                                               ------------------  ------------------

Net Operating Income (Loss)                              (185,655)           (718,242)
                                               ------------------  ------------------

Other Income (Expense):
  Interest expense                                        (52,356)            (15,347)
  Interest income                                           9,466                  18
                                               ------------------  ------------------
     Total Other Income (Expense)                         (42,890)            (15,329)
                                               ------------------  ------------------

Net Income (Loss) from continuing operations             (228,545)           (733,571)

Discontinued Operations
   Income (Loss) from discontinued operations             149,424                   -
                                               ------------------  ------------------

Net Income (Loss)                              $          (79,121) $         (733,571)
                                               ==================  ==================

Income (Loss) per Common Share
   Continuing operations                       $                -  $                -
   Discontinued operation                                       -                   -
                                               ------------------  ------------------
   Net Income (Loss)                           $                -  $                -
                                               ==================  ==================

Weighted average shares outstanding                   543,237,156         525,402,195
                                               ==================  ==================



   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                            Preferred Stock   Preferred Stock                         Additional
                                                Series A        Series B           Common Stock         Paid-In        Retained
                                          Shares  Par Value  Shares Par Value    Shares    Par Value    Capital         Deficit
                                          ------  ---------  ------ ---------  ----------- ---------  ------------ ----------------
Balance at December 31, 2004               8,100  $       8       - $       -  515,453,800 $  51,546  $     93,432 $       (841,708)
January 2005 - Shares issued for services      -          -       -         -      500,000        50        27,950                -
April 2005 - Shares issued for services        -          -       -         -    6,940,030       694       199,306                -
May 2005 - Shares issued for services          -          -       -         -      100,000        10         2,990                -
May 2005 - Preferred shares returned
   to treasury and cancelled                (100)         -       -         -            -         -             -                -
June 2005 - Shares issued for accrued
   expenses                                    -          -       -         -    9,523,810       952       199,048                -
June 2005 - Shares returned to treasury
  and cancelled                                -          -       -         -   (6,896,552)     (690)          690                -
October 2005 - Shares issued for accrued
   expenses                                    -          -       -         -    6,250,000       625        99,375                -
November 2005 - Shares issued for legal
   services                                    -          -       -         -      588,718        59        12,441                -
November 2005 - Shares issued for
   legal services                              -                  -         -    1,140,000       114        28,386                -
December 2005 - Shares issued for
   services                                    -          -       -         -    2,300,000       230        39,770                -
December 2005 - Shares issued for
   accrued expenses                            -          -       -         -    5,555,555       556        99,444                -
December 2005 - Shares issued for cash         -          -       -         -    1,666,667       167        29,833                -

Net loss                                       -          -       -         -            -         -             -         (733,571)
                                          ------  ---------  ------ ---------  ----------- ---------  ------------ ----------------

Balance at December 31, 2005 - RESTATED    8,000          8       -         -  543,122,028   54,313       832,665       (1,575,279)

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005


                                            Preferred Stock   Preferred Stock                         Additional
                                                Series A        Series B           Common Stock         Paid-In        Retained
                                          Shares  Par Value  Shares Par Value    Shares    Par Value    Capital         Deficit
                                          ------  ---------  ------ ---------  ----------- ---------  ------------ ----------------
January 2006 - Series B Preferred Shares
   issued for cash                             -  $       - 657,000 $  65,700            -  $     -   $    571,300 $              -
January 2006 - Series A Preferred Shares
   issued for acquisition of Complete Power 600,000     600      -         -             -        -      1,199,400                -
June 2006 - Conversion of Preferred
   Series A stock to common stock            (1,000)     (1)      -        -     1,000,000      100           (100)               -
June 2006 - Shares issued for employee
   compensation                                   -       -       -        -       500,000       50         37,450                -
June 2006 - Shares issued for consulting
   services                                       -       -       -        -       200,000       20          5,980                -
June 2006 - Shares issued for public
   relations services                             -       -       -        -       600,000       60         17,940                -
June 2006 - Shares issued for legal fees          -       -       -        -        34,722        3          1,108                -
July 2006 - Shares issued for investor
   relations                                      -       -       -        -       250,000       25          8,725                -
July 2006 - Shares issued upon exercise
   of stock option for cash                       -       -       -        -     4,000,000      400         71,600                -
August 2006 - Shares issued for legal
   fees                                           -       -       -        -       250,000       25         25,225                -
September 2006 - Shares issued for
   accrued directors fees                         -       -       -        -     5,000,000      500        174,500                -
September 2006 - Shares returned to
   treasury and cancelled                         -       -       -        -      (800,000)     (80)            80                -
September 2006 - Shares issued upon
   exercise of stock option for cash              -       -       -        -        25,000        3          1,148                -
September 2006 - Shares returned to
   treasury and cancelled, in exchange
   for Series B preferred shares                  -       -       -        -   (20,000,000)  (2,000)         2,000                -
September 2006 - Series B preferred
   shares issued in exchange for common           -       - 300,030   30,003             -        -        (30,003)               -

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                          Preferred Stock     Preferred Stock                         Additional
                                              Series A          Series B           Common Stock         Paid-In        Retained
                                        Shares  Par Value    Shares Par Value    Shares    Par Value    Capital         Deficit
                                       -------  ---------  -------- ---------  ----------- ---------  ------------ ----------------
September 2006 - Series B preferred
   issued for Capstone acquisition           -  $       -   236,739  $ 23,674            -  $         $  1,226,326 $              -
October 2006 - Shares issued upon
   exercise of option for cash               -          -          -        -    1,975,000       198         9,678                -
October 2006 - Shares issued for
   investor relations services               -          -          -        -      250,000        25        11,725                -

Net Loss                                     -          -          -        -            -         -             -          (79,121)
                                       -------  ---------  --------- --------  -----------  --------  ------------ ----------------

Balance at December 31, 2006           607,000  $     607  1,193,769 $119,377  536,406,750  $ 53,642  $  4,166,747 $     (1,654,400)
                                       =======  =========  ========= ========  ===========  ========  ============ ================















   The accompanying notes are an integral part of these financial statements.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            RESTATED
                                                                      For the Year        For the Year
                                                                         Ended               Ended
                                                                      December 31,        December 31,
                                                                          2006                2005
                                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                               $          (79,121) $         (733,571)
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
     Gain on disposal of discontinued operations                             (668,326)                  -
      Stock issued for accrued expenses                                       175,000             400,000
      Stock issued for expenses                                               108,361             312,000
      Depreciation                                                              7,302               1,235
     (Increase) decrease in advances                                                -               3,061
     (Increase) decrease in accounts receivable                              (347,624)             (4,000)
     (Increase) decrease in inventory                                         281,974             (11,760)
     (Increase) decrease in prepaid expenses                                   (8,662)              9,000
      (Increase) decrease in deposits                                         (34,569)                (62)
      (Increase) decrease in interest receivable                               (8,750)                  -
      Increase (decrease) in accounts payable and accounts payable           (328,967)            186,750
      Increase (decrease) in due to related parties                           100,000            (200,000)
      Increase (decrease) in deposits from customers                          (24,891)            (58,789)
                                                                   ------------------  ------------------
  Net cash used in continuing operations                                     (828,273)            (96,136)
  Net cash used in discontinued operations                                    518,902                   -
                                                                   ------------------  ------------------
  Net cash used in operating activities                                      (309,371)            (96,136)
                                                                   ------------------  ------------------


CASH FLOWS FROM INVESTING
ACTIVITIES:
Pre-acquisition loan receivable from subsidiary - Capstone                   (125,000)                  -
Acquisition of subsidiary - Capstone                                         (716,324)                  -
Acquisition of former subsidiary - Complete Power Solutions                  (637,000)                  -
Loans to former subsidiary - Complete Power Solutions                        (217,150)                  -
Purchase of property and equipment                                            (18,686)             (2,277)
                                                                   ------------------  ------------------
Net cash provided by (used) investing activities                           (1,714,160)             (2,277)
                                                                   ------------------  ------------------

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                     RESTATED
                                                               For the Year        For the Year
                                                                  Ended               Ended
                                                               December 31,        December 31,
                                                                   2006                2005
                                                            ------------------  ------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes and loans payable to related parties             1,492,500              30,000
Repayments of notes and loans payable to related parties               (50,000)                  -
Proceeds from investor loans payable                                    50,000                   -
Proceeds from sales of common stock - exercises of options              83,025                   -
Proceeds from sales of preferred stock - Series B                      637,000                   -
                                                            ------------------  ------------------
Net Cash Provided by Financing Activities                            2,212,525              30,000
                                                            ------------------  ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                   188,994             (68,413)
Cash and Cash Equivalents at Beginning of Period                         9,090              77,503
                                                            ------------------  ------------------
Cash and Cash Equivalents at End of Period                  $          198,084  $            9,090
                                                            ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                  $           12,482  $              740
  Franchise and income taxes                                $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In September 2006, the Company issued 5,000,000 shares of common stock for accrued directors fees valued at $175,000.

         In January 2006 the Company issued 600,000 shares of series "A" preferred stock, convertible into 50,738,958 shares of the Company's common stock and paid $637,000 in cash in connection with the acquisition of a 51% majority interest in CPS. The stock was valued at $1,200,000.

         In January 2007 , the 600,000 shares of series "A" convertible preferred issued to CPS were returned to the treasury and cancelled, in connection with the Company's sale of its interest in CPS. None of the preferred shares were converted to common shares. The shares were valued at $1,775,864.

         In September, 2006 the Company issued 236,739 shares of its series "B" preferred stock and paid $750,000 in cash in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc. The shares were valued at $1,250,000.

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

ORGANIZATION AND BASIS OF PRESENTATION

China Direct Trading Corporation (formerly "CBQ, Inc."), a Florida corporation, was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name "Yorkshire Leveraged Group, Incorporated", and then changed its situs to Colorado in 1989 by merging into a Colorado corporation, named "Freedom Funding, Inc." Freedom Funding, Inc. then changed its name to "CBQ, Inc." by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name to China Direct Trading Corporation and reincorporated from the State of Colorado to the State of Florida.

Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida.

On December 1, 2003, China Direct Trading Corporation issued 97 million shares common stock to acquire 100% of the outstanding common stock of Souvenir Direct, Inc. in a reverse acquisition. At this time, a new reporting entity was created. Souvenir Direct, Inc. is considered the reporting entity for financial reporting purposes. Also on December 1, 2003, an additional 414,628,300 shares of common stock were issued to the previous owners of CBQ, Inc.

In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company. During 2005, the name was changed to Overseas Building Supply, LLC to reflect its shift in business lines from business development to trading Chinese- made building supplies.

On January 27, 2006, the Company entered into a Purchase Agreement with Complete Power Solutions ("CPS") to acquire 51% of the member interests of CPS. CPS was organized by William Dato on September 20, 2004, as a Florida limited liability company to distribute power generators in Florida and adjacent states. The Company subsequently sold its 51% membership interest in CPS, pursuant to a Purchase and Settlement Agreement dated and effective as of December 31, 2006.

On September 13, 2006 the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (Capstone). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling novelties to retailers in the United States.

NATURE OF BUSINESS

The Company is engaged in the business of marketing and selling novelty, gift, and promotional items, and, with the acquisition of Capstone on September 13, 2006, the sale of portable booklights in North America. The items are typically manufactured in the People's Republic of China by third-party contract manufacturing companies.

During the period that the Company owned a 51% interest in CPS (January 27, 2006 through December 31, 2006), the Company, through CPS, engaged in the business of power generators in Florida and adjacent states.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, to the extent the funds are not being held for investment purposes.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for bad debt is evaluated on a regular basis by management and is based on upon management's periodic review of the collectibility of the receivables. This evaluation in inherently subjective and requires estimated that are susceptible to significant revisions as more information becomes available.

As of December 31, 2006, management has determined that the accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

INVENTORY

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $69,895 as of December 31, 2006.

In addition, Overseas Building Supplies had deposits on inventory of $19,569, representing payments made for inventory not received by the Company as of December 31, 2006.

PREPAID EXPENSES

Prepaid expenses at December 31, 2006 were $16,162 which include prepaid insurance totaling $11,162.

PROPERTY AND EQUIPMENT

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

               Computer equipment                                   3 - 7 years
               Computer software                                    3 - 7 years
               Machinery and equipment                              3 - 7 years
               Furniture and fixtures                               3 - 7 years

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. No impairments were recognized by the Company during 2006.

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

Depreciation expense was $7,302 and $1,235 for the year ended December 31, 2006 and 2005, respectively.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are recorded under the provisions of the Financial Accounting Standards Board (FASB) Statement No.142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 requires that an intangible asset that is acquired either individually or with a group of other assets (but not those acquired in a business combination) shall be initially recognized and measured based on its fair value. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired.

Costs of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are recognized as an expense when incurred.

An intangible asset (excluding goodwill) with a definite useful life is amortized; an intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. The remaining useful lives of intangible assets not being amortized are evaluated at least annually to determine whether events and circumstance continue to support an indefinite useful life. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangibles that are subject to amortization.

An intangible asset (including goodwill) that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. In accordance with SFAS 142, goodwill is not amortized.

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2006, whereas the fair value of the intangible asset exceeds its carrying amount,

In addition, the Company initially recorded goodwill of $1,567,214 in connection with the CPS acquisition. Effective December 31, 2006, the Company disposed of its interest in CPS and, accordingly, wrote off this amount, which is included in the loss from discontinued operations on the consolidated statement of income
(loss).

NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the years ended December 31, 2006 and 2005 are not presented as it would be anti-dilutive. At December 31, 2006 and 2005, the total number of potentially dilutive common stock equivalents was 85,748,980 and 7,060,000, respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the years ended December 31, 2006 and 2005 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Overseas Building Supply, LLC (formerly China Pathfinder Fund, LLC), and Capstone Industries, Inc.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The results of operations attributable to Capstone are included in the consolidated results of operating beginning on September 13, 2006, the date on which the Company's interest in Capstone was acquired.

The results of operations attributable to the Company's interest in its former subsidiary, CPS, for the period of time in which majority interest in CPS was held by the Company (January 27, 2006 through December 31, 2006) are included in the loss from discontinued operations on the consolidated statement of income
(loss). All significant intercompany balances and transactions have been eliminated.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at December 31, 2006 and 2005 approximates their fair values due to the short-term nature of these financial instruments.

RECLASSIFICATIONS

Certain  reclassifications  have been made in the 2005  financial  statements to
conform  with  the  2006  presentation.   There  were  no  material  changes  in
classifications made to previously issued financial statements.

REVENUE RECOGNITION

Product Sales are recognized when an agreement of sale exists, product delivery has occurred, pricing is final or determinable, and collection is reasonably assured.

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized. In addition, accrued liabilities contained in the accompanying balance sheet include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances. These estimates could change significantly in the near term.

ADVERTISING AND PROMOTION

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred. Advertising and promotion expense was $122,276 and $15,998 and for the years ended December 31, 2006 and 2005, respectively.

SHIPPING AND HANDLING

The Company's shipping and handling costs, incurred by Capstone, are included in selling expenses and amounted to $10,424 for 2006, for the period from acquisition (September 13, 2006) though December 31, 2006.

INCOME TAXES

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its subsidiaries intend to file consolidated income tax returns

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments, SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, applied for periods through December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provision of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first date of the Company's fiscal year. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company's consolidated statements of income (loss). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Under the intrinsic value method, compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. Accordingly, for those stock options granted for which the exercise price equaled the fair market value of the underlying stock at the date of grant, no expense was recorded.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. There was no stock-based compensation expense attributable to options for the years ended December 31, 2006 for compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005. Such stock-based compensation is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

In  conjunction  with the  adoption  of SFAS  123(R),  the  Company  adopted the straight-line single option method of attributing the value of stock-based compensation expense. As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of and for the year ended December 31, 2006, there were no material amounts subject to forfeiture. The Company has not accelerated vesting terms of its out-of-the-money stock options, or made any other significant changes, prior to adopting FASB 123(R), Share-Based Payments.

The Company recognizes compensation expense paid with common stock and other equity instruments issued for assets and services received based upon the fair value of the assets/services or the equity instruments issued, whichever is more readily determined.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of the date of this report the Company has not adopted a method to account for the tax effects of stock-based compensation pursuant to SFAS 123(R) and related interpretations. However, whereas the Company has substantial net operating losses to offset future taxable income and its current deferred tax asset is completely reduced by the valuation allowance, no material tax effects are anticipated.

During the year ended December 31, 2005, the Company valued stock options using the intrinsic value method prescribed by APB 25. Since the exercise price of stock options previously issued was greater than or equal to the market price on grant date, no compensation expense was recognized.


STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for the year ended December 31, 2006 included $108,621, consisting of $37,500 included in employee compensation, $44,500 for consulting fees, and $26,366 for professional fees. Stock-based compensation expense for the year ended December 31, 2005 included $684,000, consisting of $400,000 included in employee compensation, $243,000 for consulting fees, and $41,000 for professional fees. In addition, during the year ended December 31, 2006, the Company recorded payment of accrued directors' fees of $175,000 with stock-based compensation.

RECENT ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - a replacement of APB No. 20 and FASB Statement No. 3." This statement modifies the reporting of changes in accounting principles, reclassifies changes and principle in the absence of explicit transition guidance. This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. This statement is effective for accounting changes and corrections for fiscal years beginning after December 15, 2005. Management does not believe that the adoption of this policy will have any material effect on its financial statements.

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS no, 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

CASH AND CASH EQUIVALENTS

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks. As of December 31, 2006, the Company [Capstone] has cash in excess of FDIC limits of approximately $85,000.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States. The Company typically does not require collateral from customers. Credit risk is limited due to the financial strength of the customers comprising the Company's customer base and

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (CONTINUED)

their dispersion across difference geographical regions. The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

MAJOR CUSTOMERS

During the years ended December 31, 2006 and 2005, the Company received approximately 49% and 40% respectively, of its gross revenues from its top three customers. The loss of these customers would adversely impact the business of the Company.

During the years ended December 31, 2006 Capstone received approximately 71% of its gross revenues from its top two customers. As of December 31, 2006, approximately 68% (or $440,386) of the Company's accounts receivable were from these two customers. The loss of these customers would adversely impact the business of the Company.

MAJOR SUPPLIERS

The Company's major suppliers are from the People's Republic of China and to a lesser extent a variety of Pacific Rim countries. The Company relies on 30 manufacturing concerns in China for its products. The loss of these Chinese manufacturing sources would adversely impact on the business of the Company.

In addition, Capstone has certain vendors from which it purchased at least ten percent of merchandise during 2006. During the year ended December 31, 2006, the Capstone purchased approximately 96% of its merchandise for two suppliers (one at 86% and another at $10%).

The loss of these suppliers would adversely impact the business of the Company.

NOTE 3 - DUE TO RELATED PARTIES

During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in due related parties at December 31, 2006 and 2005.

Also included in due to related parties, as of December 31, 2006, is accrued but unpaid officer's compensation of $100,000, payable to the Company's CEO.

NOTE 4 - NOTES AND LOANS PAYABLE TO RELATED PARTIES

OVERSEAS BUILDING SUPPLY - NOTES PAYABLE TO SHAREHOLDERS

On September 1, 2004, Overseas Building Supplies, LLC (f/k/a China Pathfinder Fund, LLC), a wholly-owned subsidiary of the Company, executed notes payable of $15,000 to three shareholders of the Company, including $5,000 to CEO. The notes carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006. As of December 31, 2006 and 2005, the total amounts due on these loans was $16,761 and $16,011, respectively, including accrued interest.

CHINA DIRECT - NOTES PAYABLE TO CHIEF EXECUTIVE OFFICER

On June 29, 2006, the Company executed a $250,000 note payable to the CEO of the Company. The note carries an interest rate of 7% per annum and is payable if full, with accrued interest, on June 30, 2007. The proceeds from this note were used to advanced funds to CPS. As of December 31, 2006, the total amount payable on the note was $258,750, including $8,750 of accrued interest. The Company may, at its option, pay the entire unpaid principal and accrued interest (but not less than the entire amount) with restricted

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE TO RELATED PARTIES (CONTINUED)

shares (Rule 144) of Company common stock. However, the Company may not pay off the principal and accrued interest with shares of common stock, if such issuance would cause the Company to issue a number of shares that would equal or exceed 18% of the shares of stock issued and outstanding as of the conversion date. The value of each share of stock to be issued in the conversion of stock for debt shall be $.10 per share.

On September 15, 2006, the Company executed a $750,000 promissory note payable to the CEO of the Company, secured by the accounts receivable of the note holder. The note carries an interest rate of 8% per annum. Interest is payable each calendar quarter, commencing with the quarter ended December 31, 2006. All principal is payable if full, with accrued interest, on December 31, 2008. At the option of the note holder, any quarterly interest or the principal may be paid in cash or in shares of the Company's common stock or a combination of cash or shares. Any shares issued shall have a value of $ .08 per share for purposes of calculating the amount of principal or interest paid by the issuance of each share. The proceeds from this note were used to funds to Capstone acquisition. As of December 31, 2006, the total amount payable on the note was $767,589, including $17,589 of accrued interest. The carrying amount of the collateral, the Company's accounts receivable, was $560,475 as of December 31, 2006.

OVERSEAS BUILDING SUPPLIES - NOTES PAYABLE TO CHIEF EXECUTIVE OFFICER

On December 14, 2006, Overseas Building Supply received proceeds from a note payable of $2,500 to the CEO. The note carries an interest rate of 8% per annum and is due on demand. At December 31, 2006, the total amount due on this loan was $2,510.

CHINA DIRECT AND SOUVENIR DIRECT - LOANS PAYABLE TO CHIEF EXECUTIVE OFFICER

In addition, during the period from August 24, 2006 through November 30, 2006, the CEO made loans to the Company totaling $490,000, including $10,000 to the Company's wholly owned subsidiary, Souvenir Direct, Inc. The loans carry interest of 8% and are payable on demand. In November 2006, the Company repaid $50,000 of this amount. As of December 31, 2006, the total amount payable on these loans was $438,738, including $8,738 of accrued interest. Subsequent to December 31, 2006, the Company repaid a total of $144,875.

Based on the above, the total amount payable to the CEO as of December 31, 2006 and 2005 was $1,475,077 and $5,337, respectively, including accrued interest of $35,077 and $587, respectively.

The maturities under the notes and loans payable to related parties for the next five years are:

Year Ended December 31,
-------------------------------------------
         2007                                             $      726,759
         2008                                                    767,589
         2009                                                          -
         2010                                                          -
         2011                                                          -
                                                          --------------
         Total future maturities                           $   1,494,348
                                                          ==============

NOTE 5 - INVESTOR LOANS PAYABLE

In March, 2006, the Company executed notes payable to an investor of $25,500 and $24,500, totaling $50,000. The notes carry an interest rate of 10% per annum and are payable if full, with accrued interest, in March 2008. The notes are secured by shares of the Company's common stock and convertible into the Company's common stock. As of December 31, 2006, the total amount payable on the notes was $54,038, including $4,038 of accrued interest.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTOR LOANS PAYABLE (CONTINUED)

Interest shall be payable, at the option of the note holder, in cash or in shares of the Company's common stock. The number of common shares to be issued as payment of accrued and unpaid interest shall be determined by dividing the total amount of accrued and unpaid interest to be converted in common stock by the Conversion Price. The Note shall be convertible (in whole or in part), at the option of the note holder, into a number of fully paid and non-assessable shares of common stock, by dividing that portion of the outstanding principal balance plus any accrued but unpaid interest as of the conversion date by the Conversion Price.

The Conversion Price shall mean a price no lower than $ .03 and higher than $ ..04 which will be the average of the closing bid price (adjusted for stock splits, combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of asses, issuances of additional shares of common stock, and issuance of common stock equivalents) for ten days trading preceding the conversion date.

In March 2007, the note holders elected to convert the notes payable and accrued interest, totaling $55,052, into a total of 1,835,050 shares of the Company's common stock, at a conversion price of $ .03 per share.

NOTE 6 - LEASES

On September 1, 2005, the Company entered into a lease agreement for approximately 1,200 square feet of office space. The lease requires monthly lease payments of $1,775. The lease expired August 31, 2006 and, through the date of this report, the Company is leasing the space on a month-to-month basis, in anticipation of moving to larger offices and showrooms. The current office space is used as the corporate headquarters. It is located at 10400 Griffin Road, Suite 109, Cooper City, Florida 33328.

The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150.

Capstone's operating facility was leased by a company that is 100% owned by the former sole shareholder.

Rental expense under these leases was approximately $23,958 and $30,000 for the years ended December 31, 2006 and 2005, respectively.

NOTE 7 - COMMITMENTS

EMPLOYMENT AGREEMENTS

On December 1, 2003, the Company entered into an employment agreement with Howard Ullman, the Company's President and CEO that provides for annual compensation of $200,000. For 2006 Mr. Ullman has agreed to reduce his compensation to $100,000. As of December 31, 2006 and through the date of this report, such compensation has been accrued but unpaid.

On January 27, 2006, the Company entered into an employment agreement with William Dato, the President of CPS, the Company's formerly majority-owned subsidiary, which provided for annual compensation of $100,000. Upon the sale of the Company's interest in CPS, the employment agreement was terminated.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS (CONTINUED)

LICENSE AGREEMENT

Capstone entered into a marketing agreement for design and marketing services. These agreements call for royalty payments to be paid either at fixed periodic amounts or at varying rates, based on sales volume of specified products. Capstone did not renew the royalty agreement in 2006 and did not incur royalty expense for the year ended December 31, 2006.

LINE OF CREDIT

Capstone had a line of credit with a financial institution, with an available limit of $300,000 during 2005 and a portion of 2006. As of December 31, 2006 and 2005, Capstone did not have an outstanding balance related to the line of credit. Capstone terminated the line effective October 18, 2006

NOTE 8 - STOCK TRANSACTIONS

COMMON STOCK

In January 2005, the Company issued 500,000 shares of common stock to settle a lawsuit. The value of settlement was $28,000.

In April 2005, the Company issued 6,940,030 shares of common stock to the CEO for services valued at $200,000.

In May 2005, the Company issued 100,000 shares of common stock for services valued at $3,000.

In May 2005, the Company issued 30,000,000 shares of common stock in connection with an agreement for a pending acquisition of a Chinese furniture manufacturer. The agreement was subsequently cancelled and, in January 2006, 26 million of the shares were returned to the treasury and cancelled and the Company has placed a block on future trading of the remaining 4 million shares, which are still held by an shareholder of the Chinese furniture manufacturer.

In June 2005, the Company issued 9,523,810 shares of common stock to the CEO for accrued compensation of $200,000.

In June 2005, 6,896,552 shares of common stock were returned to the treasury and cancelled.

In October 2005, the Company issued 6,250,000 shares of common stock to the CEO for accrued compensation of $100,000.

In November 2005, the Company issued 588,718 shares of common stock for legal services valued at $12,500 and, the Company issued 1,140,000 shares of common stock for legal services valued at $28,500, which legal services were rendered to CBQ, Inc. in 2001-2003 pursuant to a written retainer agreement and as a full accord and satisfaction of any further claims for legal services prior to 2003.

In December 2005, the Company issued 2,300,000 shares of common stock for public relations services valued at $40,000.

In December 2005, the Company issued 5,555,555 shares of common stock to the Company's CEO for accrued compensation of $100,000.

In December 2005, the Company issued 1,666,667 shares of common stock for cash of $30,000.

In June, 2006, 1,000 shares of the company's series "A" preferred stock, beneficially owned by the Company's CEO, were exchanged for 1,000,000 shares of the Company's common stock.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (CONTINUED)

In June 2006, the Company issued 500,000 shares of common stock for compensation valued at $37,500.

In June 2006, the Company issued 834,722 shares of common stock for consulting fees and professional services valued at $25,111.

In July 2006, the Company issued 250,000 shares of common stock for consulting fees valued at $8,750.

In July 2006, options were exercised for 4,000,000 shares of the Company's common stock for $72,000.

In August 2006. the Company issued 250,000 shares of common stock for legal fees valued at $25,250.

In September 2006, the Company issued 5,000,000 shares of common stock for accrued directors fees valued at $175,000.

In September 2006, 800,000 shares of the Company's common stock were returned to the treasury and cancelled.

In September 2006 options were exercised for 25,000 shares of the Company's common stock for $1,150.

In September 2006, 20,000,000 shares of the Company's common stock held by the Company's CEO were exchanged for 300,300 shares of the Company's series "B" preferred stock.

In October 2006, options were exercised by the Company's CEO for 1,975,000 shares of the company's common stock for $9,875.

In October 2006, the Company issued 250,000 shares of common stock for consulting fees valued at $11,750.

For issuances of shares of common stock during the periods described above, the Company issued restricted shares (Rule 144). The shares issued were valued by the Company based upon the closing price of the shares on the date of issuance. The value of these shares issued for services was charged to expense, unless they were in consideration for future services, in which case they were recorded as deferred consulting fees. Shares retired / cancelled were recorded at par value.

SERIES "A" PREFERRED STOCK

A total of 8,100 shares of series "A" preferred stock were issued in 2004, and, in May 2005, 100 shares were returned to the treasury and cancelled.

In January 2006 the Company issued 600,000 shares of series "A" preferred stock, convertible into 50,738,958 shares of the Company's common stock, in connection with the acquisition of a 51% majority interest in CPS. The shares were valued at $1,200,000.

In January 2007 (effective December 31, 2006), the 600,000 shares of series "A" convertible preferred issued to CPS were returned to the treasury and cancelled, in connection with the Company's sale of its interest in CPS. The shares were valued at $1,775,864. None of the preferred shares were converted to common shares. At December 31, 2006, the shares had not been returned, and a related party receivable of $1,775,864 was recorded.

In June, 2006, 1,000 shares of the company's series "A" preferred stock, beneficially owned by the Company's CEO, were exchanged for 1,000,000 shares of the Company's common stock.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (CONTINUED)

As of December 31, 2006, a total of 7,000 shares of series "A" preferred stock were issued and outstanding, and are convertible into common shares, at a rate of 1,000 shares of common stock for each share of series "A" preferred stock and are redeemable at the option of the Company.

SERIES "B" PREFERRED STOCK

In January 2006 the Company sold 657,000 shares of its series "B" preferred stock for cash of $637,000, including 387,000 shares to the Company's CEO and the remaining shares to other directors of the Company.

In September 2006 the Company issued 300,030 shares of its series "B" preferred stock to the Company's CEO in exchange for 20,000,000 shares of its common stock held by the CEO.

In September, 2006 the Company issued an additional 236,739 shares of its series "B" preferred stock in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc. The shares were valued at $1,250,000.

The series "B" preferred shares are convertible into common shares, at a rate of
66.66 shares of common stock for each share of series "B" preferred stock.

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

OPTIONS

In 2005, the Company authorized the 2005 Equity Plan that made available 10,000,000 shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units. On May 20, 2005 the Company granted non-qualified stock options under the company's 2005 Equity Plan for a maximum of 250,000 shares of the Company's common stock for $0.02 per share. The options expire May 25, 2015 and may be exercised any time after May 25, 2005 During the years end December 31, 2006 and 2005, and through the date of this report, none of these options were exercised by the option holder.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BUSINESS ACQUISITIONS AND DISPOSALS

BEIJING HUA WEI FURNITURE MANUFACTURE CO., LTD.

On March 18, 2005, the Company entered into an agreement whereby the Company was to acquire 40% of the outstanding shares of Beijing Hua Wei Furniture
Manufacture Co., Ltd., ("HWFM"), a company organized under the laws of the People's Republic of China and a manufacturer of furniture. The Company was to issue common stock valued at $1,325,000 at closing to acquire its 40% interest in HWFM. On July 20, 2005, the Company announced the termination of this agreement because HWFM failed to satisfy one or more of the conditions to consummation of the acquisition.

NOTE 9 - BUSINESS ACQUISITIONS AND DISPOSALS (CONTINUED)

COMPLETE POWER SOLUTIONS

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

On January 26, 2007, the Company entered into a Purchase and Settlement Agreement (the "Settlement Agreement"), dated and effective as of December 31, 2006, with William Dato and CPS whereby: (a) CPS repurchased the 51% membership interest owned by China Direct in return for the transfer of the 600,000 shares of the Company's "Series A Preferred Stock", which are convertible into 50,739,958 shares of the Company's common stock, and (b) the issuance of a promissory note by CPS to China Direct for 225,560, bearing annual interest at 7% with interest-only payments commencing on July 1, 2007 and thereafter being paid quarterly on April 1st, July 1st, October 1st, and January 1st until the principal and all unpaid interest thereon shall become due and payable on the maturity date, being January 6, 2010 (the "2007 Promissory Note"). The 2007 Promissory Note also provides that the principal amount may be automatically increased by an amount of up to $7,500 if the amount of a customer claim is settled for less than $7,500. As of the date of this report the principal amount has not been increased by an amount up to $7,500, as described above. The shares were valued at $1,775,864 based on the market value of the common stock the shares are convertible into.

As of December 31, 2006, the balance due on the $225,560 was classified on the Company's balance sheet as an amount due from former subsidiary. This item was classified as long-term as of December 31, 2006, in anticipation of its conversion to a note receivable, the maturiy of which is more than one year from the balance sheet date. Subsequently, upon execution of the 2007 Promissory Note on January 26, 2007, the Company reclassified the balance as a long-term note receivable from former subsidiary.

CPS is also indebted to China Direct under a promissory note in the original principal amount of $250,000, executed by William Dato on June 27, 2006 and payable to China Direct, bearing interest at 7% per annum and maturing on June 30, 2007, subject to extension (the "2006 Promissory Note") and subject to offset by (i) $41,600 owed by an affiliate of China Direct to the CPS funds advanced by CPS for portable generators that were never delivered and (ii) $15,000 as an agreed amount paid to compensate CPS for certain refunds required to be made by CPS (which amounts have been first applied to accrued and unpaid interest due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Promissory Note to maturity (June 30, 2007) and then to reduce the principal amount of the 2006 Promissory Note to $210,900 .

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BUSINESS ACQUISITIONS AND DISPOSALS (CONTINUED)

As of December 31, 2006, the balance due on the 2006 Promissory note was $202,150, which reflects the offsets listed above, plus accrued interest of $8,750.

The Company disposed of its interest in CPS to further its goal of focusing on its Capstone Industries consumer product business line in an effort to achieve sustained profitability from low-coast, low inventory consumer products that are direct shipped from Chinese and other low cost contract manufacturing sources to the Company's customers.

In connection with the disposal of CPS, the Company recorded a gain from discontinued operations of $149,424 at December 31, 2006. The gain from discontinued operations consists of the following unaudited amounts:

                                                          (Unaudited)
                                                      For the Years Ended
                                                         December 31,
                                                       2006           2005
                                                 ---------------  ------------
Net loss from discontinued operations            $      (518,902) $          -
Net gain on disposal of discontinued operations          668,326             -
                                                 ---------------  ------------
Income (Loss) from discontinued operations       $       149,424  $          -
                                                 ---------------  ------------

CAPSTONE INDUSTRIES

On September 13, 2006 the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and Stewart Wallach, the sole shareholder of Capstone. Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by a note payable to the Company's CEO and $1.25 million of the Company's series B Preferred Stock, $0.01 par value per share, which Series "B" stock is convertible into 15.625 million "restricted" shares of China Direct Common Stock, $0.0001 par value (common stock). China Direct has agreed to register shares of Common Stock under the Securities Act of 1933, as amended, to cover conversion of the Series "B" Stock issued to Mr. Wallach in the acquisition of Capstone. China Direct will operate Capstone as a wholly-owned subsidiary. As of the date of this report these share have not been registered. The Capstone acquisition was recorded as follows:

          Cash                                        $       33,676

          Accounts receivable                                208,851

          Inventory                                          340,109

          Prepaid expenses                                     7,500

          Property and equipment                              16,127

          Goodwill                                         1,936,020

          Accounts payable and accrued expenses             (417,283)

          Loan payable to China Direct                      (125,000)
                                                        ------------

                   Total purchase price                 $  2,000,000
                                                        ------------

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BUSINESS ACQUISITIONS AND DISPOSALS (CONTINUED)

Capstone was acquired to expand the Company's customer base and sources of supply, the value of which contributed to the recording of goodwill.

For tax purposes, the goodwill is expected to be amortized as an IRC Sec. 197 intangible over a period of fifteen years from date of acquisition.

NOTE 10 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $1,206,000 that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.


                                     2006               2005
                                ---------------    ----------------
  Net Operating Losses                $247,230            $214,430
  Valuation Allowance                (247,230)           (214,430)
                                ---------------    ----------------
                                      $      -            $      -
                                ===============    ================

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
                                                 2006              2005
                                               -------------- -----------------
Provision (Benefit) at US Statutory Rate          $ (59,187)      $  (150,382)
Accrued but Unpaid Officers Compensation              20,500                 -
Accrued but Unpaid Interest on Officer Loans           8,174                 -
Meals and Entertainment                                   47               533
Depreciation                                         (2,334)                92
Increase (Decrease) in Valuation Allowance            32,800           149,757
                                               -------------- -----------------
                                                    $      -          $      -
                                               ============== =================

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 12 - LEGAL SETTLEMENTS

ITC/INFO TECH

In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of December 31, 2006 and 2005, the award amount has been included in the accrued expenses of the Company.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LEGAL SETTLEMENTS (CONTINUED)

TRADE SHOW CONTRACT

The Company is a defendant to another lawsuit concerning a trade show contract for approximately $25,000, but the Company does not believe that this lawsuit is material in respect of potential liability of the Company. The Company has been and intends to vigorously defend itself in this lawsuit. In August 2006, this lawsuit was settled for $25,000.

NOTE 13 - CONTINGENCIES

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC AND DEPOSIT ON ACQUISITION OF TREASURY STOCK

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

On January 25, 2005, the U.S. District Court for the Southern District of New York ("Court") dismissed without prejudice the lawsuit against China Direct Trading Corporation in the previously reported civil case styled CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, Southern District for New York, 12/4/2003).

The lawsuit was dismissed in a response to China Direct Trading Corporation's motion to dismiss. The Plaintiffs were entitled to refile the lawsuit if they an amended complaint on or before March 1, 2005. The Plaintiffs filed an amended complaint with the Court on February 24, 2005.

On July 20, 2006, the Court dismissed the amended complaint by the Plaintiffs, but did not rule on Plaintiffs' motion for default judgment, which China Direct filed an opposing motion, against Networkland, Inc. and Technet Computer Services, Inc., two dormant companies. The Plaintiffs attempted to appeal the dismissal of the amended complaint, but the U.S. Circuit Court of Appeals for the Second Circuit did not accept that appeal because the Court had not decided the motion for default judgment against the other defendants. To date, the plaintiffs have not taken any actions known to me to resolve this impediment to an appeal of the dismissal of the amended complaint

China Direct does not believe that the claim of the Plaintiffs is valid and China Direct intends to aggressively defend against this lawsuit. China Direct does not have the financial wherewithal to pay the damages sought by the Plaintiffs. No estimate of the outcome may be made at this time, but the plaintiffs have failed to date to pursue the steps necessary to file an appeal of the Court's dismissal of their complaint against China Direct.

               CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONTINGENCIES (CONTINUED)

The lawsuit claims that China Direct owes to the Plaintiffs the consideration paid for the acquisition of the assets of Networkland, Inc. and Technet Computer Services, Inc. in March 2001 because the plaintiffs were secured creditors of the sole shareholder of those two companies and the assets sold to China Direct were covered by Plaintiff's lien against the sole shareholder of Networkland, Inc. and Technet Computer Service Corporation.

SUN TRUST BANK DISPUTE. SUN TRUST BANK LINE OF CREDIT AND TERM NOTE

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

CYBERQUEST, INC.

As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 period. The Company has investigated these claims and has not been able to date to substantiate any of the claims to date and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock. The Company has not received any further claims or communications since mid-2006.

NOTE 14 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We have restated our balance sheet at December 31, 2005, and statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005. The restatement impacts the year ended December 31, 2005, but has no effect on the financial statements issued in prior fiscal years. The restatement is the result of a correction of an error. In 2005, the Company did not accrue $175,000 of directors' fees that had been authorized, but not paid at December 31, 2005. The $175,000 was paid in 2006 with the issuance of common stock. Also, the Company had accrued $30,600 in payroll tax expense on accrued compensation of $200,000 that had been paid in stock at December 31, 2005, that was subsequently treated as contract services and not employee services. The impact of the restatement on the balance sheet was to increase current liabilities from $573,351 to $717,751. The impact of the restatement on net loss is an increase of $144,400, from $589,171 to $733,571 net of tax for the year ended December 31, 2005. There was no change in the loss per share.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

CHINA DIRECT TRADING CORPORATION

Dated:   April 16, 2007             By  /S/          Howard Ullman
                                    ------------------------------
                                            Howard Ullman
                                            President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of April 2007.

Signatures                                           Title

/S/  Howard Ullman
Howard Ullman                      President and Director
                                   (Principal Executive Officer)
                                   (Principal Financial & Accounting Officer)

                                   CEO of Capstone Industries, Inc. and Director
Stewart Wallach

/s/ Laurie Holtz                   Director
Laurie Holtz

                                   Director
Jeffrey Postal

/s/   Lorenzo Lamadrid             Director
Lorenzo Lamadrid