Form 10QSB
period 2007-03-31
CHINA DIRECT TRADING CORP
filed 2007-05-14
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2007
                  --------------------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                  For the transition period from _____ to _____

                        Commission file number 000-28831
                        ---------------------------------

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [] No []

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2007 Approximately 560,865,870 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
                                                           March 31,          December 31,
                                                              2007                2006
                                                       ------------------  ------------------
Assets:

Current assets:
   Cash                                                $          156,537  $          198,084
   Accounts receivable - net                                      116,400             560,475
   Inventory                                                      143,939              69,895
   Deposit on inventory                                                 -              19,569
   Notes receivable from former subsidiary                        202,150             202,150
   Prepaid expense                                                 17,129              16,162
                                                       ------------------  ------------------

     Total Current Assets                                         636,155           1,066,335
                                                       ------------------  ------------------

Fixed assets:
   Computer equipment/software                                      5,999               5,422
   Communications equipment                                         2,014               2,014
   Machinery and equipment                                        115,364              98,514
   Furniture and fixtures                                           5,665               4,965
   Less: Accumulated Depreciation                                 (85,665)            (80,571)
                                                       ------------------  ------------------

     Total Fixed Assets                                            43,377              30,344
                                                       ------------------  ------------------

Other non-current assets:
   Note receivable from former subsidiary - long term             228,329             225,560
   Goodwill                                                     1,936,020           1,936,020
   Deposits                                                        18,725              16,775
                                                       ------------------  ------------------

      Total other non-current assets                            2,183,074           2,178,355
                                                       ------------------  ------------------

         Total assets                                  $        2,862,606  $        3,275,034
                                                       ==================  ==================

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                                (Unaudited)
                                                                                 March 31,          December 31,
                                                                                    2007                2006
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current Liabilities:
   Accounts payable and accrued expenses                                     $          356,422  $          416,539
   Customer deposits                                                                     18,235                   -
   Due to related parties                                                               300,000             400,000
   Notes and loans payable to related parties - current maturities                      496,213             726,759
                                                                             ------------------  ------------------
         Total Current Liabilities                                                    1,170,870           1,543,298
                                                                             ------------------  ------------------

Long-Term Liabilities:
   Notes and loans payable to related parties                                           782,383             767,589
   Investor loans payable                                                                     -              54,038
                                                                             ------------------  ------------------
         Total Long-Term Liabilities                                                    782,383             821,627
                                                                             ------------------  ------------------

         Total Liabilities                                                            1,953,253           2,364,925
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock,  Series A, par value $.001 per share Authorized  100,000,000 shares, Issued 6,266 shares at March 31, 2007
      and 607,000 shares at December 31, 2006                                                 7                 607
   Preferred Stock, Series B, par value $.10 per share
     Authorized 100,000,000 shares,
     Issued 942,030 shares at March 31, 2007 and
     1,193,769 shares at December 31, 2006                                               94,203             119,377
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 560,865,870 shares at March 31, 2007
      and 536,406,750 shares at December 31, 2006                                        56,087              53,642
   Related party receivable                                                                   -          (1,775,864)
   Additional paid-in capital                                                         2,666,024           4,166,747
   Accumulated deficit                                                               (1,906,968)         (1,654,400)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                        909,353             910,109
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Deficit                             $        2,862,606  $        3,275,034
                                                                             ==================  ==================


                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         (Unaudited)
                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                                  2007                  2006
                                                                            ------------------  ------------------
Revenues                                                                    $          211,042  $          169,672
Cost of Sales                                                                         (138,015)           (144,464)
                                                                            ------------------  ------------------
        Gross Profit                                                                    73,027              25,208
                                                                            ------------------  ------------------

Operating Expenses:
  Sales and marketing                                                                   13,688              13,583
  Compensation                                                                          95,615              57,540
  Professional fees                                                                     47,207              18,221
  Consulting                                                                            66,875                   -
  Other General and administrative                                                      78,723              29,823
                                                                            ------------------  ------------------
       Total Operating Expenses                                                        302,108             119,167
                                                                            ------------------  ------------------

Net Operating Income (Loss)                                                           (229,081)            (93,959)
                                                                            ------------------  ------------------

Other Income (Expense):
  Miscellaneous income                                                                     750                   -
  Interest income                                                                        3,267                   -
  Interest expense                                                                     (27,504)                (68)
                                                                            ------------------  ------------------
       Total Other Income (Expense)                                                    (23,487)                (68)
                                                                            ------------------  ------------------

Net Income (Loss) from continuing operations                                          (252,568)            (94,027)

Discontinued Operations
   Income (Loss) from discontinued operations                                                -             136,745
                                                                            ------------------  ------------------

Net Income (Loss)                                                           $         (252,568) $           42,718
                                                                            ==================  ==================

Weighted Average
Shares Outstanding                                                                 543,997,861         543,122,028
                                                                            ==================  ==================

Income (Loss) per Common Share
   Continuing operations                                                    $                -  $                -
   Discontinued operations                                                                   -                   -
                                                                            ------------------  ------------------
   Net Income (Loss)                                                        $                -  $                -
                                                                            ==================  ==================



                             See accompanying notes.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         (Unaudited)
                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    2007               2006
                                                                            ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                        $         (252,568) $          42,718
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
     Income from discontinued operations                                                     -           (136,745)
     Stock issued for accrued expenses                                                 106,813                  -
      Stock issued for expenses                                                         75,000                  -
      Depreciation                                                                       5,094                  -
     (Increase) decrease in advances                                                         -                  -
     (Increase) decrease in accounts receivable                                        444,075                  -
     (Increase) decrease in inventory                                                  (54,475)                 -
     (Increase) decrease in prepaids                                                      (967)                 -
     (Increase) decrease in deposits                                                    (1,950)                 -
     (Increase) decrease in interest receivable                                         (2,769)                 -
      Increase (decrease) in accounts payable & accrued expenses                       (60,117)            50,126
      Increase (decrease) in due to/from related parties                              (100,000)                 -
      Increase (decrease) in accrued interest on notes payable                          17,184                  -
      Increase (decrease) in deposits from customers                                    18,235                  -
                                                                            ------------------  -----------------
  Net Cash Used in continuing operations                                               193,555            (43,901)
  Net Cash Used in discontinued operations                                                   -           (765,152)
                                                                            ------------------  -----------------
  Net Cash Used in operating activities                                                193,555           (809,053)
                                                                            ------------------  -----------------


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                               (18,127)                 -
                                                                            ------------------  -----------------
Net cash provided by (used in) continuing activities                                   (18,127)                 -
Net cash provided by (used in) discontinued activities                                       -           (306,112)
                                                                            -------------------------------------
Net cash provided by (used in) investing activities                                    (18,127)          (306,112)
                                                                            ------------------  -----------------

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                                         (Unaudited)
                                                                                    For the Three Months
                                                                                        Ended March 31,
                                                                                   2007                2006
                                                                            ------------------  -----------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                              5,000                  -
Payments on notes payable to related parties                                          (221,975)                 -
Cash acquired in acquisition                                                                 -                  -
Proceeds from loans                                                                          -             60,000
                                                                            ------------------  -----------------
Net cash provided by (used in) continuing activities                                  (216,975)            60,000
Net cash provided by (used in) discontinued activities                                       -          1,693,570
                                                                            ------------------  -----------------

(216,975) 1,753,570
                                                                            ------------------  -----------------

Net (Decrease) Increase in cash and cash equivalents                                   (41,547)           638,405
Cash and Cash Equivalents at beginning of period                                       198,084              9,090
                                                                            ------------------  -----------------
Cash and Cash Equivalents at end of period                                  $          156,537  $         647,495
                                                                            ==================  =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                  $           27,504  $             68
  Franchise and income taxes                                                $                -  $              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On February 21, 2007, the Company issued 468,750 shares of common stock for notes payable of $15,000 and accrued interest of $1,761.

         On March 16, 2007, the Company issued 1,835,050 shares of common stock for investor loans payable of $50,000 and accrued interest of $5,052.










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

The unaudited financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

As of March 31, 2007, management has determined that the accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

INVENTORY

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $143,939 at March 31, 2007 and $69,895 as of December 31, 2006.

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

Depreciation expense was $5,095 and $3,450 for the three months ended March 31, 2007 and 2006, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of March 31, 2007, whereas the fair value of the intangible asset exceeds its carrying amount,

In addition, the Company initially recorded goodwill of $1,567,214 in connection with the CPS acquisition. Effective December 31, 2006, the Company disposed of its interest in CPS and, accordingly, wrote off this amount, which is included in the loss from discontinued operations on the consolidated statement of income
(loss).

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the three months ended March 31, 2007 and 2006 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Overseas Building Supply, LLC (formerly China Pathfinder Fund, LLC), and Capstone Industries, Inc.

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


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments.

RECLASSIFICATIONS

Certain  reclassifications  have been made in the 2006  financial  statements to
conform  with  the  2007  presentation.   There  were  no  material  changes  in
classifications made to previously issued financial statements.

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

ADVERTISING AND PROMOTION

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred. Advertising and promotion expense was $13,688 and $91,786 for the three months ended March 31, 2007 and 2006, respectively.

SHIPPING AND HANDLING

The Company's shipping and handling costs, incurred by Capstone, are included in selling expenses and amounted to $2,220 for the three months ended March 31, 2007.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. There was no stock-based compensation expense attributable to options for the three months ended March 31, 2007 and 2006 for compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005. Such stock-based compensation is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

In  conjunction  with the  adoption  of SFAS  123(R),  the  Company  adopted the straight-line single option method of attributing the value of stock-based compensation expense. As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of and for the three months ended March 31, 2007, there were no material amounts subject to forfeiture. The Company has not accelerated vesting terms of its out-of-the-money stock options, or made any other significant changes, prior to adopting FASB 123(R), Share-Based Payments.

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


STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for the three months ended March 31, 2007 included $75,000, consisting of $25,000 included in employee compensation and $50,000 for consulting fees. Stock-based compensation expense for the three months ended March 31, 2006 was $0.

RECENT ACCOUNTING STANDARDS

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks. As of March 31, 2007, the Company [Capstone] has cash in excess of FDIC limits of approximately $56,000.

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

NOTE 3 - DUE TO RELATED PARTIES

During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in due related parties at March 31, 2007 and December 31, 2006. Also included in due to related parties, as of December 31, 2006, is accrued but unpaid officer's compensation of $100,000, payable to the Company's CEO. During the three months ended March 31, 2007, the $100,000 accrued compensation was converted into 3,031,000 shares of common stock.

NOTE 4 - NOTES AND LOANS PAYABLE TO RELATED PARTIES

OVERSEAS BUILDING SUPPLY - NOTES PAYABLE TO SHAREHOLDERS

On September 1, 2004, Overseas Building Supplies, LLC (f/k/a China Pathfinder Fund, LLC), a wholly-owned subsidiary of the Company, executed notes payable of $15,000 to three shareholders of the Company, including $5,000 to CEO. The notes carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006. As of December 31, 2006, the total amounts due on these loans was $16,761, including accrued interest. During the three months ended March 31, 2007, these notes were converted into 468,750 shares of common stock.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE TO RELATED PARTIES (CONTINUED)

CHINA DIRECT - NOTES PAYABLE TO CHIEF EXECUTIVE OFFICER

On June 29, 2006, the Company executed a $250,000 note payable to the CEO of the Company. The note carries an interest rate of 7% per annum and is payable if full, with accrued interest, on June 30, 2007. The proceeds from this note were used to advanced funds to CPS. As of December 31, 2006, the total amount payable on the note was $258,750, including $8,750 of accrued interest. As of March 31, 2007, the total amount payable on the note was $263,125, including $13,125 of accrued interest. The Company may, at its option, pay the entire unpaid principal and accrued interest (but not less than the entire amount) with restricted shares (Rule 144) of Company common stock. However, the Company may not pay off the principal and accrued interest with shares of common stock, if such issuance would cause the Company to issue a number of shares that would equal or exceed 18% of the shares of stock issued and outstanding as of the conversion date. The value of each share of stock to be issued in the conversion of stock for debt shall be $.10 per share.

On September 15, 2006, the Company executed a $750,000 promissory note payable to the CEO of the Company, secured by the accounts receivable of the note holder. The note carries an interest rate of 8% per annum. Interest is payable each calendar quarter, commencing with the quarter ended December 31, 2006. All principal is payable if full, with accrued interest, on December 31, 2008. At the option of the note holder, any quarterly interest or the principal may be paid in cash or in shares of the Company's common stock or a combination of cash or shares. Any shares issued shall have a value of $ .08 per share for purposes of calculating the amount of principal or interest paid by the issuance of each share. The proceeds from this note were used to funds to Capstone acquisition. As of December 31, 2006, the total amount payable on the note was $767,589, including $17,589 of accrued interest. As of March 31, 2007, the total amount payable on the note was $782,383, including $32,383 of accrued interest. The carrying amount of the collateral, the Company's accounts receivable at March 31, 2007 and December 31, 2006 was $116,400 and $560,475, respectively.

OVERSEAS BUILDING SUPPLIES - NOTES PAYABLE TO CHIEF EXECUTIVE OFFICER

On December 14, 2006, Overseas Building Supply received proceeds from a note payable of $2,500 to the CEO. The note carries an interest rate of 8% per annum and is due on demand. At March 31, 2007 and December 31, 2006, the total amount due on this loan was $2,560 and $2,510, respectively.

CHINA DIRECT AND SOUVENIR DIRECT - LOANS PAYABLE TO CHIEF EXECUTIVE OFFICER

In addition, during the period from August 24, 2006 through November 30, 2006, the CEO made loans to the Company totaling $490,000, including $10,000 to the Company's wholly owned subsidiary, Souvenir Direct, Inc. The loans carry interest of 8% and are payable on demand. In November 2006, the Company repaid $50,000 of this amount. As of December 31, 2006, the total amount payable on these loans was $448,738, including $8,738 of accrued interest. At March 31, 2007, the total amount payable on these loans was $230,528, including $12,503 of accrued interest.

Based on the above, the total amount payable to the CEO as of March 31, 2007 and December 31, 2006 was $1,278,596 and $1,494,348, respectively, including accrued interest of $58,071 and $36,848, respectively.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE TO RELATED PARTIES (CONTINUED)

The maturities under the notes and loans payable to related parties for the next five years are:

Year Ended December 31,
-------------------------------------------
         2007                                             $      496,213
         2008                                                    782,383
         2009                                                          -
         2010                                                          -
         2011                                                          -
                                                          --------------
         Total future maturities                           $   1,278,596
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

Rental expense under these leases was approximately $5,645 and $6,000 for the three months ended March 31, 2007 and 2006, respectively.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS

EMPLOYMENT AGREEMENTS

On December 1, 2003, the Company entered into an employment agreement with Howard Ullman, the Company's President and CEO that provides for annual compensation of $200,000. For 2006 and 2007, Mr. Ullman has agreed to reduce his compensation to $100,000. As of December 31, 2006 and through the date of this report, such compensation has been accrued but unpaid.

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

In February 2007, the Company issued 1,428,571 shares of common stock for consulting fees valued at $50,000. The shares were valued at $.035 per share.

In February 2007, the Company issued 250,000 shares of common stock for cash of $5,000.

In February 2007, the Company issued 468,750 shares of common stock for notes payable totaling $16,761.

In March 2007, the Company issued 3,031,000 shares of common stock for accrued compensation of $100,000.

In March 2007, the Company issued 757,575 shares of common stock for officers compensation valued at $25,000. The shares were valued at $.033 per share.

In March 2007, the Company issued 1,835,050 shares of common stock for investor loans payable totaling $55,051.

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

In January 2007 (effective December 31, 2006), the 600,000 shares of series "A" convertible preferred issued to CPS were returned to the treasury and cancelled, in connection with the Company's sale of its interest in CPS. The shares were valued at $1,775,864. None of the preferred shares were converted to common shares. At December 31, 2006, the shares had not been returned, and a related party receivable of $1,775,864 was recorded. During the three months ended March 31, 2007, these shares were returned to the treasury and cancelled.

In June, 2006, 1,000 shares of the company's series "A" preferred stock, beneficially owned by the Company's CEO, were exchanged for 1,000,000 shares of the Company's common stock.

In February 2007, 734 shares of the Company's series "A" preferred stock were exchanged for 73,400 shares of the Company's common stock.

As of March 31, 2007, a total of 6,266 shares of series "A" preferred stock were issued and outstanding, and are convertible into common shares, at a rate of 1,000 shares of common stock for each share of series "A" preferred stock and are redeemable at the option of the Company.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (CONTINUED)

SERIES "B" PREFERRED STOCK

In January 2006 the Company sold 657,000 shares of its series "B" preferred stock for cash of $637,000, including 387,000 shares to the Company's CEO and the remaining shares to other directors of the Company. During the three months ended March 31, 2007, 15,000 shares of the Company's series "B" preferred shares issued to a director were exchanged for 990,000 shares of the Company's common stock.

In September 2006 the Company issued 300,030 shares of its series "B" preferred stock to the Company's CEO in exchange for 20,000,000 shares of its common stock held by the CEO.

In September, 2006 the Company issued an additional 236,739 shares of its series "B" preferred stock in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc. The shares were valued at $1,250,000. During the three months ended March 31, 2007, 236,739 shares of the Company's series "B" preferred stock was converted into 15,624,774 shares of the Company's common stock.

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

As of December 31, 2006, the balance due on the $225,560 was classified on the Company's balance sheet as an amount due from former subsidiary. This item was classified as long-term as of December 31, 2006, in anticipation of its conversion to a note receivable, the maturiy of which is more than one year from the balance sheet date. Subsequently, upon execution of the 2007 Promissory Note on January 26, 2007, the Company reclassified the balance as a long-term note receivable from former subsidiary. At March 31, 2007, the balance due was $228,329, which included accrued interest receivable of $2,769.

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

As of March 31, 2007, the balance due on the 2006 Promissory note was $202,150, which reflects the offsets listed above, plus accrued interest of $8,750.

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

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BUSINESS ACQUISITIONS AND DISPOSALS (CONTINUED)


                                                             (Unaudited)
                                                         For the Years Ended
                                                             December 31,
                                                       2006                 2005
                                                ------------------- -------------------
Net loss from discontinued operations           $         (518,902) $                 -
Net gain on disposal of discontinued operations            668,326                    -
                                                ------------------- -------------------
Income (Loss) from discontinued operations      $          149,424  $                 -
                                                ------------------- -------------------

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

     Cash                                       $    33,676

     Accounts receivable                            208,851

     Inventory                                      340,109

     Prepaid expenses                                 7,500

     Property and equipment                          16,127

     Goodwill                                     1,936,020

     Accounts payable and accrued expenses         (417,283)

     Loan payable to China Direct                  (125,000)
                                                 -----------

              Total purchase price               $2,000,000
                                                 ----------



Capstone was acquired to expand the Company's customer base and sources of supply, the value of which contributed to the recording of goodwill.

For tax purposes, the goodwill is expected to be amortized as an IRC Sec. 197 intangible over a period of fifteen years from date of acquisition.

                CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


                                         2006               2005
                                    ---------------    ----------------
      Net Operating Losses          $      247,230     $       214,430
      Valuation Allowance                 (247,230)           (214,430)
                                    ---------------    ----------------
                                    $            -     $             -
                                    ===============    ================

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
                                                  2006             2005
                                               --------------- ----------------
Provision (Benefit) at US Statutory Rate       $      (59,187)     $  (150,382)
Accrued but Unpaid Officers Compensation               20,500                -
Accrued but Unpaid Interest on Officer Loans            8,174                -
Meals and Entertainment                                    47              533
Depreciation                                          (2,334)               92
Increase (Decrease) in Valuation Allowance             32,800          149,757
                                               --------------- ----------------
                                               $            -         $      -
                                               =============== ================

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 11 - LEGAL SETTLEMENTS

ITC/INFO TECH

In June 2001, ITC/INFO Tech ("Claimant") obtained a default award of $79,000 against the Company. The award was based on non-payment for computer goods shipped by ITC to two subsidiaries of the Company. The Company has offered to settle the award for shares of restricted stock, but the Claimant has refused to accept such an offer to date. The Claimant has made no effort to enforce its award since June 2001. As of March 31, 2007 and December 31, 2006, the award amount has been included in the accrued expenses of the Company.

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

NOTE 12 - CONTINGENCIES

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

NOTE 12 - CONTINGENCIES (CONTINUED)

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

NOTE 13 - DISCONTINUED OPERATIONS

         On December 31, 2006, Complete Power Solutions, a 51% owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

         Operating results of this discontinued operation for the three months ended March 31, 2006 are shown separately in the accompanying consolidated statement of operations. The operating results of this discontinued operation for the three months ended March 31, 2007 and 2006 consist of:

                                       (Unaudited)               (Unaudited)
                           For the Three Months Ended For the Three Months Ended
                                        March 31,                March 31,
                                          2007                     2006
                                    -----------------    -----------------------
Sales                               $                    $
Cost of sales                                      -                 2,342,137
Sales and marketing                                -                (1,738,081)
Compensation                                       -                   (78,203)
Professional fees                                  -                   (99,877)
General and administrative                         -                   (13,647)
Interest expense                                   -                  (129,261)
Minority interest                                  -                   (14,941)
Net Income (Loss)                                  -                  (131,382)
                                    -----------------    -----------------------
                                    $              -     $             136,745
                                    =================    =======================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

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

         RESULTS OF OPERATIONS - For the three months ended March 31, 2007, the Company had a net loss from continuing operations of approximately $253,000. For the three months ended March 31, 2006, the Company had net loss from continuing operations of approximately $94,000. The increase in the net loss from continuing operations was mainly due to additional overhead from the acquisition of Capstone. For the three months ended March 31, 2006, the Company had net income from discontinued operations of approximately $137,000. The net income from discontinued operations for the three months ended March 31, 2006 was due to the revenues from Complete Power Solutions for the quarter. Complete Power Solutions was disposed of as December 31, 2006.

         Total Revenues - For the three months ended March 31, 2007 and 2006, the Company had total sales of approximately $211,000 and $170,000 respectively, for an increase of approximately $41,000. The increase in revenue was due to the acquisition of Capstone.

          Costs and Expenses - For the three months ended March 31, 2007 and 2006, the Company had cost of sales of approximately $138,000 and $144,000, respectively. Operating expenses increased approximately $183,000, from $119,000 in 2006 to $302,000 in 2007. The cost of rent and other general and administrative costs increased in 2007 as compared to 2006 due to additional overhead from the acquisition of Capstone. Stock-based expenses for the three months ended March 31, 2007 increased by approximately $75,000 as compared to 2006. Expenses were approximately $75,000 for the three months ended March 31, 2007 compared to $0 in 2006.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of March 31, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.  CHANGES IN SECURITIES

In February 2007, the Company issued 1,428,571 shares of common stock for consulting fees valued at $50,000. The shares were valued at $.035 per share.

In February 2007, the Company issued 250,000 shares of common stock for cash of $5,000.

In February 2007, the Company issued 468,750 shares of common stock for notes payable totaling $16,761.

In March 2007, the Company issued 3,031,000 shares of common stock for accrued compensation of $100,000.

In March 2007, the Company issued 757,575 shares of common stock for officers compensation valued at $25,000. The shares were valued at $.033 per share.

In March 2007, the Company issued 1,835,050 shares of common stock for investor loans payable totaling $55,051.

During the three months ended March 31, 2007, 15,000 shares of the Company's series "B" preferred shares issued to a director were exchanged for 990,000 shares of the Company's common stock.

During the three months ended March 31, 2007, 236,739 shares of the Company's series "B" preferred stock was converted into 15,624,774 shares of the Company's common stock.

In February 2007, 734 shares of the Company's series "A" preferred stock were exchanged for 73,400 shares of the Company's common stock.

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

10.3 Employment Agreement, dated January 27, 2006, among William Dato, China Direct Trading Corporation and Complete Power Solutions, LLC. +

10.4 Form of July 20, 2005 sales agency agreement between China Direct Trading Corporation and Sutter's Mill Specialties. +

10.5     Form of Non-Qualified Stock Option+

14       Code of Ethics Policy, dated December 31, 2006+++

31       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.++++

32       Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.++++

------------------------------------------
* Incorporated by reference to Annex C to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
** Incorporated by reference to Annex G to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
*** Incorporated by reference to Annex D the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
**** Incorporated by reference to Annex H the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
+ Incorporated by reference to Exhibit 2 to the Form 8-K filed by China Direct Trading Corporation with the Commission on January 31, 2006. ++ Incorporated by reference to Exhibit 2 to the Form 8-K filed by China Direct Trading Corporation with the Commission on January 26, 2007.
(0) Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by China Direct Trading Corporation with the Commission on September 18, 2006. +++ Incorporated by reference to Exhibit 14 to the Form 10KSB filed by China Direct Trading Corporation with the Commission on April 17, 2007.
++++     Filed Herein

         (b) Reports on Form 8-K filed.

         The following reports were filed during the last quarter of the 2007 fiscal year: Form 8-K, February 1, 2007; Form 8-K/A, February 28, 2007; Form 8-K, April 25, 2007; and Form 8-K, May 4, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May, 2007.

China Direct Trading Corporation

May 14, 2007

/s/ Stewart Wallach
Stewart Wallach
CEO and President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)