Form 10QSB
period 2007-06-30
CHDT CORP
filed 2007-08-14
CIK 814926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2007
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from _______ to ________

                    Commission file number    000-28831
                                            -------------

                                CHDT Corporation
                   (Formerly China Direct Trading Corporation)
                     (Exact name of small business issuer as
                            specified in its charter)

                               Florida 84-1047159
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

         350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442
                    (Address of principal executive offices)

                                 (954) 252-3440
                            Issuer's telephone number

China Direct Trading Corporation, 10400 Griffin Road, Suite 109, Cooper City, Florida 33328

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2007 Approximately 561,732,869 shares

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                        CHDT CORPORATION AND SUBSIDIARIES
                   (Formerly China Direct Trading Corporation)
                           CONSOLIDATED BALANCE SHEETS



                                                          (Unaudited)
                                                            June 30,          December 31,
                                                              2007                2006
                                                       ------------------  ------------------
Assets:
Current assets:
   Cash                                                $          384,623  $          198,084
   Accounts receivable - net                                      239,887             560,475
   Inventory                                                      115,880              69,895
   Deposit on inventory                                                 -              19,569
   Notes receivable from former subsidiary                        217,654             202,150
   Prepaid expense                                                 24,794              16,162
                                                       ------------------  ------------------

     Total Current Assets                                         982,838           1,066,335
                                                       ------------------  ------------------

Fixed assets:
   Computer equipment/software                                     20,099               5,422
   Communications equipment                                         2,014               2,014
   Tools - STP                                                     18,040                   -
   Machinery and equipment                                        119,864              98,514
   Furniture and fixtures                                           5,665               4,965
   Less: Accumulated Depreciation                                 (93,860)            (80,571)
                                                       ------------------  ------------------

     Total Fixed Assets                                            71,822              30,344
                                                       ------------------  ------------------

Other non-current assets:
   Note receivable from former subsidiary - long term             225,560             225,560
   Goodwill                                                     1,936,020           1,936,020
   Deposits                                                        19,848              16,775
                                                       ------------------  ------------------

      Total other non-current assets                            2,181,428           2,178,355
                                                       ------------------  ------------------

         Total assets                                  $        3,236,088  $        3,275,034
                                                       ==================  ==================

                        CHDT CORPORATION AND SUBSIDIARIES
                   (Formerly China Direct Trading Corporation)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                                    2007                2006
                                                                             ------------------  ------------------
Liabilities and Stockholders' Deficit:

Current Liabilities:
   Accounts payable and accrued expenses                                     $          378,833  $          416,539
   Customer deposits                                                                     12,342                   -
   Due to related parties                                                               300,000             400,000
   Notes and loans payable to related parties - current maturities                      551,997             726,759
                                                                             ------------------  ------------------
         Total Current Liabilities                                                    1,243,172           1,543,298
                                                                             ------------------  ------------------

Long-Term Liabilities:
   Notes and loans payable to related parties                                         1,339,958             767,589
   Investor loans payable                                                                     -              54,038
                                                                             ------------------  ------------------
         Total Long-Term Liabilities                                                  1,339,958             821,627
                                                                             ------------------  ------------------

         Total Liabilities                                                            2,583,130           2,364,925
                                                                             ------------------  ------------------

Stockholders' Deficit:
   Preferred Stock, Series A, par value $.001 per share
      Authorized 100,000,000 shares,
      Issued 5,899 shares at June 30, 2007
      and 607,000 shares at December 31, 2006                                                 6                 607
   Preferred Stock, Series B, par value $.10 per share
     Authorized 100,000,000 shares,
     Issued 942,030 shares at June 30, 2007 and
     1,193,769 shares at December 31, 2006                                               94,203             119,377
   Common Stock, par value $.0001 per share
      Authorized 600,000,000 shares,
      Issued 561,732,869 shares at June 30, 2007
      and 536,406,750 shares at December 31, 2006                                        56,175              53,642
   Related party receivable                                                                   -          (1,775,864)
   Additional paid-in capital                                                         2,680,936           4,166,747
   Accumulated deficit                                                               (2,178,362)         (1,654,400)
                                                                             ------------------  ------------------

     Total Stockholders' Deficit                                                        652,958             910,109
                                                                             ------------------  ------------------

     Total Liabilities and Stockholders' Deficit                             $        3,236,088  $        3,275,034
                                                                             ==================  ==================

                             See accompanying notes.

                        CHDT CORPORATION AND SUBSIDIARIES
                   (Formerly China Direct Trading Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (Unaudited)                             (Unaudited)
                                                      For the Three Months                      For the Six Months
                                                           Ended June 30,                         Ended June 30,
                                                      2007                2006               2007                2006
                                               ------------------  ------------------  -----------------   -----------------
Revenues                                       $          389,436  $          250,149  $         600,478   $         419,821
Cost of Sales                                            (208,844)           (121,400)          (346,859)           (265,864)
                                               ------------------  ------------------  -----------------   -----------------
        Gross Profit                                      180,592             128,749            253,619             153,957
                                               ------------------  ------------------  -----------------   -----------------

Operating Expenses:
  Sales and marketing                                       9,458              27,500             23,146              41,083
  Compensation                                            174,944              64,418            270,559             121,958
  Professional fees                                        61,986               1,288            109,193              19,509
  Consulting                                                8,125                   -             75,000                   -
  Royalties                                                25,000                   -             25,000                   -
  Other General and administrative                        161,675              26,194            240,398              56,017
                                               ------------------  ------------------  -----------------   -----------------
       Total Operating Expenses                           441,188             119,400            743,296             238,567
                                               ------------------  ------------------  -----------------   -----------------

Net Operating Income (Loss)                              (260,596)              9,349           (489,677)             84,610
                                               ------------------  ------------------  -----------------   -----------------

Other Income (Expense):
  Miscellaneous income                                          -                   -                750                   -
  Interest income                                          13,923                   -             17,190                   -
  Interest expense                                        (24,721)                  -            (52,225)                (68)
                                               ------------------  ------------------  -----------------   -----------------
       Total Other Income (Expense)                       (10,798)                  -            (34,285)                (68)
                                               ------------------  ------------------  -----------------   -----------------

Net Income (Loss) from continuing operations             (271,394)              9,349           (523,962)            (84,678)
Discontinued Operations
   Income (Loss) from discontinued operations                   -             365,536                  -             502,281
                                               ------------------  ------------------  -----------------   -----------------

Net Income (Loss)                              $         (271,394) $          374,885  $        (523,962)  $         417,603
                                               ==================  ==================  =================   =================

                        CHDT CORPORATION AND SUBSIDIARIES
                   (Formerly China Direct Trading Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (continued)

                                               (Unaudited)                             (Unaudited)
                                         For the Three Months                      For the Six Months
                                              Ended June 30,                         Ended June 30,
                                         2007                2006               2007                2006
                                  ------------------  ------------------  -----------------   -----------------
Weighted Average
Shares Outstanding                       561,343,299         543,122,028        552,718,495         543,122,028
                                  ==================  ==================  =================   =================

Income (Loss) per Common Share
   Continuing operations          $                -  $                -  $               -   $               -
                                  ------------------  ------------------  -----------------   -----------------
   Net Income (Loss)              $                -  $                -  $               -   $               -
                                  ==================  ==================  =================   =================















                             See accompanying notes.

                        CHDT CORPORATION AND SUBSIDIARIES
                   (Formerly China Direct Trading Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         (Unaudited)
                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                   2007                2006
                                                                            ------------------  -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
   Net Income (Loss)                                                        $         (523,962) $         417,603
Adjustments necessary to reconcile net loss
   to net cash used in operating activities:
     Income from discontinued operations                                                     -           (502,281)
     Stock issued for accrued expenses                                                 106,813                  -
      Stock issued for expenses                                                         90,000                  -
      Depreciation                                                                      13,289                  -
     (Increase) decrease in advances                                                         -                  -
     (Increase) decrease in accounts receivable                                        320,588              4,000
     (Increase) decrease in inventory                                                  (26,416)            11,760
     (Increase) decrease in prepaids                                                    (8,632)                 -
     (Increase) decrease in deposits                                                    (3,073)                 -
     (Increase) decrease in interest receivable                                        (15,504)                 -
      Increase (decrease) in accounts payable & accrued expenses                       (37,707)            93,878
      Increase (decrease) in due to/from related parties                              (100,000)                 -
      Increase (decrease) in accrued interest on notes payable                         (16,957)                 -
      Increase (decrease) in deposits from customers                                    12,342            (24,891)
                                                                            ------------------  -----------------
  Net Cash Used in continuing operations                                              (189,219)                69
  Net Cash Used in discontinued operations                                                   -           (380,167)
                                                                            ------------------  -----------------
  Net Cash Used in operating activities                                               (189,219)          (380,098)
                                                                            ------------------  -----------------


CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets                                                               (54,767)                 -
                                                                            ------------------  -----------------
Net cash provided by (used in) continuing activities                                   (54,767)                 -
Net cash provided by (used in) discontinued activities                                       -           (188,098)
                                                                            ------------------  -----------------
Net cash provided by (used in) investing activities                                    (54,767)          (188,098)
                                                                            ------------------  -----------------

                        CHDT CORPORATION AND SUBSIDIARIES
                   (Formerly China Direct Trading Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                         (Unaudited)
                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                   2007               2006
                                                                            ------------------  -----------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock                                                              5,000                  -
Payments on notes payable to related parties                                          (288,975)                 -
Cash acquired in acquisition                                                                 -                  -
Proceeds from loans                                                                    714,500            310,000
                                                                            ------------------  -----------------
Net cash provided by (used in) continuing activities                                   430,525            310,000
Net cash provided by (used in) discontinued activities                                       -          1,122,317
                                                                            ------------------  -----------------
                                                                                       430,525          1,432,317
                                                                            ------------------  -----------------

Net (Decrease) Increase in cash and cash equivalents                                   186,539            864,121
Cash and Cash Equivalents at beginning of period                                       198,084              9,090
                                                                            ------------------  -----------------
Cash and Cash Equivalents at end of period                                  $          384,623  $         873,211
                                                                            ==================  =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                  $           52,225  $             68
  Franchise and income taxes                                                $                -  $              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

         On February 21, 2007, the Company issued 468,750 shares of common stock for notes payable of $15,000 and accrued interest of $1,761.

         On March 16, 2007, the Company issued 1,835,050 shares of common stock for investor loans payable of $50,000 and accrued interest of $5,052.









                             See accompanying notes.

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for CHDT Corporation (formerly, China Direct Trading Corporation") and Subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements. CHDT Corporation changed its name by amending its Articles of Incorporation, which name change was effective July 16, 2007 in respect of NASD Regulation, Inc. and OTC Bulletin Board approval of the name change, the trading symbol change from "CHDT.OB" to "CHDO.OB" and change in CUSIP Number for CHDT Corporation's Common Stock and effective May 7, 2007 in terms of approval by the State of Florida of the charter amendment.

The unaudited financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

ORGANIZATION AND BASIS OF PRESENTATION

CHDT Corporation (formerly, "China Direct Trading Corporation"), a Florida corporation, was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name "Yorkshire Leveraged Group, Incorporated", and then changed its situs to Colorado in 1989 by merging into a Colorado corporation, named "Freedom Funding, Inc." Freedom Funding, Inc. then changed its name to "CBQ, Inc." by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from "CBQ, Inc." to China Direct Trading Corporation as part of a reincorporation from the State of Colorado to the State of Florida. Effective May 7, 2007, the Company amended its charter to change its name from "China Direct Trading Corporation" to "CHDT Corporation." This name change was effective as of July 16, 2007 for purposes of the change of its name on the OTC Bulletin Board.

Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida. Souvenir Direct, Inc. operations were transferred to Capstone Industries, Inc. in the first quarter of fiscal year 2007 and Souvenir Direct, Inc. will be completely dissolved by December 31, 2007.

On December 1, 2003, China Direct Trading Corporation issued 97 million shares common stock to acquire 100% of the outstanding common stock of Souvenir Direct, Inc. in a reverse acquisition. At this time, a new reporting entity was created. Souvenir Direct, Inc. is considered the reporting entity for financial reporting purposes. Also on December 1, 2003, an additional 414,628,300 shares of common stock were issued to the previous owners of the Company.

In February 2004, the Company established a new subsidiary, China Pathfinder Fund, L.L.C., a Florida limited liability company. During 2005, the name was changed to Overseas Building Supply, LLC to reflect its shift in business lines from business development to trading Chinese- made building supplies.

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

On September 13, 2006 the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (Capstone). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling low technology consumer products to retailers in the United States.

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NATURE OF BUSINESS

From the beginning of fiscal year 2007, the Company has been primarily engaged in the business of marketing and selling low technology consumer products through national and regional retailers and distributors, primarily portable booklights, in North America. While Capstone continues to sell the promotional, gift and novelty items previously sold by Souvenir Direct, inc., that business is secondary to the sale of consumer products to national retailers and distributors. The Company's products are typically manufactured in the Peoples' Republic of China by third-party contract manufacturing companies.

During the period that the Company owned a 51% interest in CPS (January 27, 2006 through December 31, 2006), the Company, through CPS, engaged in the business of power generators in South Florida and adjacent states.

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

As of June 30, 2007, management has determined that the accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

INVENTORY

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $115,880 at June 30, 2007 and $69,895 as of December 31, 2006.

In addition, Overseas Building Supply had deposits on inventory of $19,569, representing payments made for inventory not received by the Company as of December 31, 2006.

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation expense was $13,290 for the six months ended June 30, 2007.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of June 30, 2007, whereas the fair value of the intangible asset exceeds its carrying amount,

The Company initially recorded goodwill of $1,567,214 in connection with the CPS acquisition. Effective December 31, 2006, the Company disposed of its interest in CPS and, accordingly, wrote off this amount, which is included in the loss from discontinued operations on the consolidated statement of income (loss).

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the six months ended June 30, 2007 and 2006 are not presented as it would be anti-dilutive. At June 30, 2007 and 2006, the total number of potentially dilutive common stock equivalents was 85,748,980 and 7,060,000, respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements for the six months ended June 30, 2007 and 2006 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Overseas Building Supply, LLC (formerly "China Pathfinder Fund, LLC"), and Capstone Industries, Inc.

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


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments.

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

ADVERTISING AND PROMOTION

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred. Advertising and promotion expense was $23,146 and $41,083 for the six months ended June 30, 2007 and 2006, respectively.

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING

The Company's shipping and handling costs, incurred by Capstone, are included in selling expenses and amounted to $4,765 for the six months ended June 30, 2007.

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense for the six months ended June 30, 2007 included $75,000, consisting of $25,000 included in employee compensation and $65,000 for consulting fees. Stock-based compensation expense for the six months ended June 30, 2006 was $0.

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations, or cash flows.

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

CASH AND CASH EQUIVALENTS

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks. As of June 30, 2007, Capstone has cash in excess of FDIC limits of approximately $18,000 and China Direct has cash in excess of FDIC limits of approximately $160,890.

ACCOUNTS RECEIVABLE

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States. The Company typically does not require collateral from customers. Credit risk is limited due to the financial strength of the customers comprising the Company's customer base and their dispersion across difference geographical regions. The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

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

MAJOR SUPPLIERS

The Company's major suppliers are from the Peoples' Republic of China. The Company relies on 30 manufacturing concerns in China for its products. The loss of these Chinese manufacturing sources would adversely impact on the business of the Company.

In addition, Capstone has certain vendors from which it purchased at least ten percent of merchandise during 2006. During the year ended December 31, 2006, the Capstone purchased approximately 96% of its merchandise for two suppliers (one at 86% and another at $10%).

The loss of these suppliers would adversely impact the business of the Company.

NOTE 3 - DUE TO RELATED PARTIES

During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in due related parties at June 30, 2007 and December 31, 2006. Also included in due to related parties, as of December 31, 2006, is accrued but unpaid officer's compensation of $100,000, payable to the Company's CEO. During the three months ended March 31, 2007, the $100,000 accrued compensation was converted into 3,031,000 shares of common stock.

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE TO RELATED PARTIES

OVERSEAS BUILDING SUPPLY - NOTES PAYABLE TO SHAREHOLDERS

On September 1, 2004, Overseas Building Supply, LLC (f/k/a China Pathfinder Fund, LLC), a wholly-owned subsidiary of the Company, executed notes payable of $15,000 to three shareholders of the Company, including $5,000 to CEO. The notes carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006. As of December 31, 2006, the total amounts due on these loans was $16,761, including accrued interest. During the three months ended March 31, 2007, these notes were converted into 468,750 shares of common stock.

CHINA DIRECT - NOTES PAYABLE TO DIRECTOR

On June 29, 2006, the Company executed a $250,000 note payable to a director of the Company. The note carries an interest rate of 7% per annum and is payable if full, with accrued interest, on June 30, 2007. The proceeds from this note were used to advanced funds to CPS. As of December 31, 2006, the total amount payable on the note was $258,750, including $8,750 of accrued interest. As of June 30, 2007, the total amount payable on the note was $254,363, including $4,363 of accrued interest. During the quarter ended June 30, 2006, the Company paid accrued interest of $13,125. The Company may, at its option, pay the entire unpaid principal and accrued interest (but not less than the entire amount) with restricted shares (Rule 144) of Company common stock. However, the Company may not pay off the principal and accrued interest with shares of common stock, if such issuance would cause the Company to issue a number of shares that would equal or exceed 18% of the shares of stock issued and outstanding as of the conversion date. The value of each share of stock to be issued in the conversion of stock for debt shall be $.10 per share.

On September 15, 2006, the Company executed a $750,000 promissory note payable a director of the Company, secured by the accounts receivable of the note holder. The note carries an interest rate of 8% per annum. Interest is payable each calendar quarter, commencing with the quarter ended December 31, 2006. All principal is payable if full, with accrued interest, on December 31, 2008. At the option of the note holder, any quarterly interest or the principal may be paid in cash or in shares of the Company's common stock or a combination of cash or shares. Any shares issued shall have a value of $ .08 per share for purposes of calculating the amount of principal or interest paid by the issuance of each share. The proceeds from this note were used to funds to Capstone acquisition. As of December 31, 2006, the total amount payable on the note was $767,589, including $17,589 of accrued interest. As of June 30, 2007, the total amount payable on the note was $764,959, including $14,959 of accrued interest. During the quarter ended June 30, 2006, the Company paid accrued interest of $32,383. The carrying amount of the collateral, the Company's accounts receivable at June 30, 2007 and December 31, 2006 was $239,887 and $560,475, respectively.

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company. The note carries an interest rate of 10.459% per annum. All principal is payable in full, with accrued interest, on May 30, 2009. As of June 30, 2007, the total amount payable on the note was $575,000.

OVERSEAS BUILDING SUPPLIES - NOTES PAYABLE TO DIRECTOR

On December 14, 2006, Overseas Building Supply received proceeds from a note payable of $2,500 to a director. During the quarter ended March 31, 2007, Overseas Building Supply received proceeds from additional notes payable of $24,000. The notes carry an interest rate of 8% per annum and are due on demand. During the quarter ended June 30, 2007, the Company paid accrued interest of $60. At June 30, 2007 and December 31, 2006, the total amount due on these loans was $27,029 and $2,510, respectively.

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE TO RELATED PARTIES (CONTINUED)

CHINA DIRECT AND SOUVENIR DIRECT - LOANS PAYABLE TO DIRECTOR

During the period from August 24, 2006 through November 30, 2006, a director made loans to the Company totaling $490,000, including $10,000 to the Company's wholly owned subsidiary, Souvenir Direct, Inc. The loans carry interest of 8% and are payable on demand. In November 2006, the Company repaid $50,000 of this amount. During the quarter ended March 31, 2007, the Company repaid $278,975 of these loans and received an additional $33,000 in proceeds from loans. During the quarter ended June 30, 2007, the Company paid accrued interest of $12,503. As of December 31, 2006, the total amount payable on these loans was $448,738, including $8,738 of accrued interest. At June 30, 2007, the total amount payable on these loans was $198,366, including $3,841 of accrued interest.

CAPSTONE INDUSTRIES - LOANS PAYABLE TO DIRECTOR

On June 15, 2007, Capstone Industries executed a $72,000 promissory note payable to a director of the Company. The note carries an interest rate of 8% per annum and is due on February 15, 2008. At June 30, 2007, the total amount payable on this loan was $72,240, including interest of $240.

Based on the above, the total amount payable to the director as of June 30, 2007 and December 31, 2006 was $1,891,955 and $1,494,348, respectively, including accrued interest of $23,930 and $36,848, respectively.

The maturities under the notes and loans payable to related parties for the next five years are:

 Year Ended December 31,
 -------------------------------------------
          2007                                             $      551,997
          2008                                                  1,339,958
          2009                                                          -
          2010                                                          -
          2011                                                          -
                                                           --------------
          Total future maturities                           $   1,891,955
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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTOR LOANS PAYABLE (CONTINUED)

In March 2007, the note holders elected to convert the notes payable and accrued interest, totaling $55,052, into a total of 1,835,050 shares of the Company's common stock, at a conversion price of $ .03 per share.

NOTE 6 - LEASES

On September 1, 2005, the Company entered into a lease agreement for approximately 1,200 square feet of office space. The lease requires monthly lease payments of $1,775. The lease expired August 31, 2006 and, through the date of this report, the Company is leasing the space on a month-to-month basis, in anticipation of moving to larger offices and showrooms. The current office space is used as the corporate headquarters. It is located at 10400 Griffin Road, Suite 109, Cooper City, Florida 33328. On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County. This space consists of 4,000 square rentable feet and is leased under a 1 year lease at a monthly rental of $4,940.00.

The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150. This facility will be closed in August, 2007.

Capstone's operating facility was leased by a company that is 100% owned by the former sole shareholder.

Rental expense under these leases was approximately $12,615 and $5,187 for the six months ended June 30, 2007 and 2006, respectively.

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

On April 23, 2007, Stewart Wallach was appointed as CEO of the Company while retaining the position of CEO with Capstone; Howard Ullman resigned as CEO and President of the Company while remaining as Chairman of the Board of the Company; and Gerry McClinton was appointed as Chief Operating Officer of the Company.

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2007, the Company issued 500,000 shares of common stock for expenses totaling $15,000.

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2007, 367 shares of the Company's series "A" preferred stock were exchanged for 367,000 shares of the Company's common stock.

As of June 30, 2007, a total of 5,899 shares of series "A" preferred stock were issued and outstanding, and are convertible into common shares, at a rate of 1,000 shares of common stock for each share of series "A" preferred stock and are redeemable at the option of the Company.

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - BUSINESS ACQUISITIONS AND DISPOSALS (CONTINUED)

As of December 31, 2006, the balance due on the $225,560 was classified on the Company's balance sheet as an amount due from former subsidiary. This item was classified as long-term as of December 31, 2006, in anticipation of its conversion to a note receivable, the maturiy of which is more than one year from the balance sheet date. Subsequently, upon execution of the 2007 Promissory Note on January 26, 2007, the Company reclassified the balance as a long-term note receivable from former subsidiary. At June 30, 2007, the balance due was $232,314, which included accrued interest receivable of $6,754.

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

As of June 30, 2007, the balance due on the 2006 Promissory note was $210,900, which reflects the offsets listed above, plus accrued interest of $8,750.

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

                        CHDT CORPORATION AND SUBSIDIARIES
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


                                    2006               2005
                               ---------------    ----------------
 Net Operating Losses                $247,230            $214,430
 Valuation Allowance                (247,230)           (214,430)
                               ---------------    ----------------
                                     $      -            $      -
                               ===============    ================

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
                                                 2006            2005
                                               -------------- ---------------
Provision (Benefit) at US Statutory Rate          $ (59,187)    $  (150,382)
Accrued but Unpaid Officers Compensation              20,500               -
Accrued but Unpaid Interest on Officer Loans           8,174               -
Meals and Entertainment                                   47             533
Depreciation                                         (2,334)              92
Increase (Decrease) in Valuation Allowance            32,800         149,757
                                               -------------- ---------------
                                                    $      -        $      -
                                               ============== ===============

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

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

NOTE 12 - CONTINGENCIES

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC AND DEPOSIT ON ACQUISITION OF TREASURY STOCK

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). As of the date of this Report, the plaintiffs in this action have not taken any known actions to perfect an appeal the dismissal of their amended complaint (SEE BELOW). As such, there have been no new developments in this case since the refusal of the Court of Appeals for the Second Circuit in 2006 to accept an appeal of the dismissal of plaintiffs' amended complaint.

This case concerns a lawsuit that was filed against the Company by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The Plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the Plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of company Common Stock and a Promissory Note made by the Company for $700,000 principal amount. The Company has defended against the Plaintiffs' claims to date. If the Plaintiffs win a judgment on their claims, the judgment, if collected, would prove potentially ruinous the Company, unless a settlement involving no cash was arranged between the parties to the lawsuit. The Plaintiff's claims include a claim for receipt of the money due under the Promissory Note with a principal amount of $700,000. The Company lacks the cash flow or cash reserves or funding resources to pay such a claim, either in a lump sum or over time. If the Plaintiffs are awarded the claimed damages against the Company in this lawsuit, the Company would be unable to pay such damages, either in a lump-sum or under a schedule, and would be insolvent.

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DISCONTINUED OPERATIONS

On December 31, 2006, Complete Power Solutions, a 51% owned subsidiary of the Company, was sold, and is no longer a subsidiary of the Company.

Operating results of this discontinued operation for the three months ended June 30, 2007 and 2006 are shown separately in the accompanying consolidated statement of operations. The operating results of this discontinued operation for the three months ended June 30, 2007 and 2006 consist of:

                                 (Unaudited)                     (Unaudited)
                          For the Three Months Ended  For the Three Months Ended
                                   June 30,                       June 30,
                                     2007                           2006
                            ------------------------    ------------------------
Sales                       $                     -     $           3,719,808
Cost of sales                                     -                 (2,039,284)
Sales & marketing                                 -                    (54,273)
Compensation                                      -                   (674,505)
Professional fees                                 -                    (32,751)
General & administrative                          -                   (177,690)
Interest income                                   -                       2,150
Interest expense                                  -                    (26,715)
Minority interest                                 -                   (351,204)
                            ------------------------    ------------------------
Net Income (Loss)           $                     -     $             365,536
                            ========================    ========================

Operating results of this discontinued operation for the six months ended June 30, 2007 and 2006 are shown separately in the accompanying consolidated statement of operations. The operating results of this discontinued operation for the six months ended June 30, 2007 and 2006 consist of:

                                (Unaudited)                    (Unaudited)
                          For the Six Months Ended      For the Six Months Ended
                                  June 30,                     June 30,
                                    2007                          2006
                          --------------------------    ------------------------
Sales                     $                       -     $            6,061,945
Cost of sales                                     -                 (3,777,365)
Sales & marketing                                 -                   (132,476)
Compensation                                      -                   (774,382)
Professional fees                                 -                    (46,398)
General & administrative                          -                   (306,951)
Interest income                                   -                       2,150
Interest expense                                  -                    (41,656)
Minority interest                                 -                   (482,586)
                          --------------------------    ------------------------
Net Income (Loss)         $                       -     $              502,281
                          ==========================    ========================

                        CHDT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - UNCERTAIN TAX POSITIONS

         Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company's condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

         Interest costs related to unrecognized tax benefits are classified as "Interest expense, net" in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of "Selling, general and administrative expenses". The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007. In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

                  United States (a)                           2003 - Present

                  (a) Includes federal as well as state or similar local jurisdictions, as applicable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

         Plan of Operations. The Company's plan of operations since the fourth quarter of Fiscal Year 2006 has been to focus on expanding Capstone's consumer products, including its private branding efforts, and OBS' building supplies business development efforts (centered primarily in South Florida). The Company will devote its available resources and funding to the expansion of Capstone. Except for occasional short-term loans from Mr. Ullman and other members of management, the Company's operating subsidiaries have to rely on revenues from operations to cover their overhead and expansion efforts.

         The Company's current plan of operations is to focus on development of Capstone as its primary business and such an effort may include pursuit of and sale of Chinese-made products in North America under the Capstone name or under private brand names promoted by the Company. Capstone assumed the promotional, gift and souvenir business of Souvenir Direct, Inc. in the first quarter of fiscal year 2007.

         The Company is seeking opportunities that potentially and immediately enhance our sales revenues and net worth as well as possibly contribute a positive cash flow and enhance shareholder value beyond the capability of our current core business line. As such, we are interested in investing in or acquiring companies that could benefit from exploiting the Company's financial and contacts with Chinese and possibly other foreign manufacturing firms. Our strategic plan has traditionally been to remain a trading company with low overhead and focused on exploiting its contacts with Chinese manufacturers to meet our customers' needs. We have shifted our strategic plan to focus on promoting Capstone low-tech consumer products - both those under the Capstone name and under the private branding efforts.Secondary in our strategic plan will be promoting OBS' sale of Chinese-made roofing tiles primarily in South Florida and secondarily in the Southeast. While we will explore opportunities to sell other Chinese-made building supplies in that market and the certain parts of the Southeast U.S., we intend to focus on the roofing tiles as the most likely, in our opinion, of the Chinese-made building products to find market demand in the U.S. This opinion is based on limited, random discussions and marketing efforts with building suppliers in Florida and other parts of the U.S.

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

         RESULTS OF OPERATIONS - For the three and six months ended June 30, 2007, the Company had a net loss from continuing operations of approximately $271,000 and $524,000, respectively. For the three months ended June 30, 2006, the Company had net income from continuing operations of approximately $9,000, and for the six months ended June 30, 2006, the Company had net loss from continuing operations of approximately $85,000. The increase in the net loss from continuing operations was mainly due to additional overhead from the acquisition of Capstone. For the three and six months ended June 30, 2006, the Company had net income from discontinued operations of approximately $366,000 and $502,000, respectively. The net income from discontinued operations for the three and six months ended June 30, 2006 was due to the revenues from Complete Power Solutions for the quarter. Complete Power Solutions was disposed of as December 31, 2006.

         Total Revenues - For the three and six months ended June 30, 2007, the Company had total sales of approximately $389,000 and $600,000 respectively. For the three and six months ended June 30, 2006, the Company had total sales of approximately $250,000 and $420,000, respectively. The increase in revenue was due to the acquisition of Capstone.

          Costs and Expenses - For the three and six months ended June 30, 2007, the Company had cost of sales of approximately $209,000 and $347,000, respectively. For the three and six months ended June 30, 2006, the Company had cost of sales of approximately $121,000 and $266,00, respectively. Operating expenses increased approximately $504,000, from $239,000 in 2006 to $743,000 in 2007. The cost of rent and other general and administrative costs increased in 2007 as compared to 2006 due to additional overhead from the acquisition of Capstone. Stock-based expenses for the six months ended June 30, 2007 increased by approximately $90,000 as compared to 2006. Expenses were approximately $90,000 for the six months ended June 30, 2007 compared to $0 in 2006.

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

         (b) Changes in Internal Controls

         Based on his evaluation as of June 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). As of the date of this Report, the plaintiffs in this action have not taken any known actions to perfect an appeal the dismissal of their amended complaint (SEE BELOW). As such, there have been no new developments in this case since the refusal of the Court of Appeals for the Second Circuit in 2006 to accept an appeal of the dismissal of plaintiffs' amended complaint.

         This case concerns a lawsuit that was filed against the Company by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The Plaintiffs purchased debentures issued by Socrates Technologies Corporation
(STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the Plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of company Common Stock and a Promissory Note made by the Company for $700,000 principal amount. The Company has defended against the Plaintiffs' claims to date. If the Plaintiffs win a judgment on their claims, the judgment, if collected, would prove potentially ruinous the Company, unless a settlement involving no cash was arranged between the parties to the lawsuit. The Plaintiff's claims include a claim for receipt of the money due under the Promissory Note with a principal amount of $700,000. The Company lacks the cash flow or cash reserves or funding resources to pay such a claim, either in a lump sum or over time. If the Plaintiffs are awarded the claimed damages against the Company in this lawsuit, the Company would be unable to pay such damages, either in a lump-sum or under a schedule, and would be insolvent.


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


ITEM 2.  CHANGES IN SECURITIES

In May 2007, the Company issued 500,000 shares of common stock for expenses totaling $15,000.

In May 2007, 367 shares of the Company's series "A" preferred stock were exchanged for 367,000 shares of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The majority shareholders of the Company have taken an corporate action by written consent and without a meeting of the holders of the Common Stock (hereinafter, "Majority Shareholder Action") pursuant to Florida Statutes
Section 607.0704 and, by that written consent, holders of approximately 70% of the outstanding shares of the Common Stock approved the following: (1) an amendment of the Articles of Incorporation of the Company to change the name of the Company from "China Direct Trading Corporation" to "CHDT Corporation"; and
(2) election of Stewart Wallach, Howard Ullman, Jeffrey Postal, Laurie Holtz, Larry Sloven and Jeffrey Guzy, all incumbent directors as of May 7, 2007, for election to the Company Board of Directors for a term ending in 2008 when their successors are elected and assume office. An Information Statement was filed with the Commission for this corporate action on May 15, 2007. The Company received no consents in opposition to the foregoing proposals.

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

3.1.1    Articles  of  Incorporation   of  China  Direct  Trading   Company,   a
         wholly-owned subsidiary of the Company **

3.1.2 Amendment to Articles of Incorporation, dated May 7, 2007, changing the name of China Direct Trading Corporation to CHDT Corporation. ++++

3.2      By-laws of the Company***

4.1 Form of Warrant issued under Rule 506 Private Placement by CHDT Corporation. ++++

4.2 Form of Subscription Agreement issued under Rule 506 Private Placement by CHDT Corporation. ++++

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

         (b) Reports on Form 8-K filed.

         The following reports were filed during the last quarter of the 2007 fiscal year: Form 8-K, May 17, 2007; Form 8-K, June 4, 2007; Form 8-K/A, June 8, 2007; Form 8-K, July 10, 2007; Form 8-K, July 18, 2007; Form 8-K/A, July 18,
2007; and Form 8-K, July 27, 2007.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August, 2007.

China Direct Trading Corporation

August 14, 2007

/s/ Stewart Wallach
Stewart Wallach
CEO and President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)