Form 10KSB/A
period 2005-12-31
CHDT CORP
filed 2007-10-17
CIK 814926

Commission File Number: 000-28831

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K-SB
Amendment Number One

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
(FILED OCTOBER 16, 2007)

CHDT CORPORATION
 (Exact name of small business issuer as specified in its Charter)

Florida                                        84-1047159
(State or other jurisdiction               (IRS Employer
of incorporation)                  Identification No.)

350 Jim Moran Blvd., #120
Deerfield Beach, Florida  33442
(954) 252-3440
 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
-----------------------------
(Title of class)

DOCUMENTS INCORPORATED BY REFERENCE:

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no  disclosure of  delinquent  filers  pursuant to Item 405 of Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $911,583.

EXPLANATORY NOTE:  CHDT Corp. (“Company”) received comments and inquiries from the Division of Corporation Finance (“DFC”) of the Securities and Exchange Commission on or about September 7, 2007, which communication concerned the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The comments and inquiries were part of the DFC’s periodic review of SEC-reporting company Securities and Exchange Act of 1934 periodic filings. As part of the Company’s response to the SEC, the Company filed a Form 8-K, dated and filed with the Commission on October 12, 2007, to report the corrections to the financial statements for the Company’s fiscal year ended December 31, 2005 that were previously filed as Note 14 to  the financial statements of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

Note 14 states in its entirety: “We have  restated  our balance  sheet at December 31, 2005,  and  statements  of operations,  stockholders' equity and cash flows for the year ended December 31, 2005.  The  restatement  impacts the year ended  December 31,  2005,  but has no effect on the financial statements issued in prior fiscal years. The restatement is the result of a correction of an error.  In 2005,  the Company did not accrue $175,000 of directors' fees that had been  authorized,  but not paid at December 31, 2005. The $175,000 was paid in 2006 with the issuance of common stock. Also, the Company had accrued  $30,600 in payroll tax expense on accrued  compensation of  $200,000  that  had  been  paid in  stock at  December  31,  2005,  that was subsequently treated as contract services and not employee services.  The impact of the restatement on the balance sheet was to increase current liabilities from $573,351 to $717,751.  The impact of the  restatement on net loss is an increase of $144,400,  from  $589,171 to $733,571 net of tax for the year ended  December 31, 2005. There was no change in the loss per share.”

Date of Conclusion regarding Corrections to Annual Financial Statements for the Fiscal Year Ending December 31, 2005.  The errors in accounting treatment of the two compensation issues referenced above came to light on March 1, 2007 as a result of the audit work for the fiscal year ending December 31, 2006.

Audit Committee Response: Independent director and audit committee member Jeffrey Guzy has discussed the aforementioned corrections with Robison Hill & Co., the Company’s public auditors.  The conclusion of those discussions was that the errors were the result of Company management misunderstanding inquiries from the public auditors and that misunderstanding resulted in a response to the auditors that produced the two errors in the FY2005 audit. Mr. Guzy and the public auditors also concluded that the Company’s addition of a chief operating officer with financial and accounting experience in early 2007 and the addition of an in-house bookkeeper assisted by a local accountant in early 2007 should help prevent any repeat of the miscommunication between management and the public auditors about such compensation matters and their accounting treatment.

2

Restated Financial Statements. The consolidated financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10KSB for the year ended December 31, 2005 as filed with the Commission on April 17, 2006 should no longer be relied upon.  The restated consolidated financial statements for the year ended December 31, 2005 were included in the Company’s annual report on Form 10KSB for the year ended December 31, 2006 as filed with the Commission on April 17, 2007.

3

CHDT CORPORATION
AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)

-:-

INDEPENDENT ACCOUNTANT'S REPORT

DECEMBER 31, 2005 AND 2004

CONTENTS

Page

Independent Auditor's Report	F - 1

Consolidated Balance Sheets
December 31, 2005 and 2004	F - 2

Consolidated Statements of Operations for the
Years Ended December 31, 2005 and 2004	F - 4

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2005 and 2004	F - 5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2005 and 2004	F - 8

Notes to Consolidated Financial Statements	F - 10

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Shareholders
CHDT Corporation (Formerly China Direct Trading Corporation) and Subsidiaries

We have audited the accompanying balance sheets of CHDT Corporation (formerly China Direct Trading Corporation) and Subsidiaries as of December 31, 2005 and 2004 and the related statements of operations, stockholder’s equity and cash flows for the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CHDT Corporation (formerly China Direct Trading Corporation) and Subsidiaries as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, the Company’s December 31, 2005 operating expenses previously reported as $827,341 have been changed to $971,741, due to a correction of an error.  This change was made subsequent to the issuance of the financial statements.  The financial statements have been restated to reflect this change.

Respectfully submitted,

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
April 9, 2006, except for Note 12, as to which the date is March 1, 2007

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED BALANCE SHEETS

	Restated
	December 31,	December 31,
	2005	2004
Assets:

Current assets:
Cash	$9,090	$77,503
Advances	-	3,062
Accounts receivable	4,000	-
Inventory	11,760	-
Prepaid expense	-	9,000

Total Current Assets	24,850	89,565

Fixed assets:
Computers	4,965	2,688
Less: Accumulated Depreciation	(2,132)	(897)

Total Fixed Assets	2,833	1,791

Other non-current assets:
Deposits	1,775	1,713

Total other non-current assets	1,775	1,713

Total assets	$29,458	$93,069

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED BALANCE SHEETS
(Continued)

	Restated
	December 31,	December 31,
	2005	2004
Liabilities and Stockholders’ Deficit:

Current liabilities:
Accounts payable, trade	$35,666	$20,595
Accrued expenses	341,183	170,516
Customer deposits	24,891	83,680
Accrued compensation	-	200,000
Related party payables	316,011	315,000

Total Liabilities	717,751	789,791

Stockholders' Deficit:
Preferred Stock, par value $.001 per share
Authorized 100,000,000 shares,
Issued 8,000 at December 31, 2005
and 8,100 shares at December 31, 2004	8	8
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 543,122,028 shares at December 31, 2005
and 515,453,800 shares at December 31, 2004	54,313	51,546
Additional paid-in capital	832,665	93,432
Accumulated deficit	(1,575,279)	(841,708)

Total Stockholders' Deficit	(688,293)	(696,722)

Total Liabilities and
Stockholders' Deficit	$29,458	$93,069

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2005	2004
Revenues	$911,583	$1,061,637
Cost of Sales	(658,084)	(758,743)

Gross Profit	253,499	302,894

Operating Expenses:
Sales and marketing	15,998	29,808
Compensation	404,580	222,380
Professional fees	92,930	55,994
Consulting	252,000	30,728
Legal settlements	28,000	-
Other General and administrative	178,233	230,970

Total Operating Expenses	971,741	569,880

Net Operating Income (Loss)	(718,242)	(266,986)

Other Income (Expense):
Interest expense	(15,347)	(3,205)
Dividend income	18	-

Net Income (Loss)	$(733,571)	$(270,191)

Weighted Average
Shares Outstanding	525,402,195	513,622,499

Income (Loss) per Common Share	$-	$-

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit
Balance at December 31, 2003	-	$-	511,628,300	$51,163	$-	$(571,517)

February 2004 - Preferred Shares issued for cash	1,000	1	-	-	4,999	-

April 2004 - Shares returned to treasury and cancelled	-	-	(440,000)	(44)	44	-

May 2004 - Shares issued for services	-	-	1,500,000	150	26,850	-

June 2004 - Shares issued for services	-	-	2,000,000	200	35,800	-

June 2004 - Shares issued for services	-	-	200,000	20	3,580	-

June 2004 - Preferred shares issued for services	7,100	7	-	-	121	-

July 2004 - Shares issued for services	-	-	138,000	14	5,506	-

September 2004 - Shares issued for services	-	-	240,000	24	7,176	-

November 2004 - Shares issued for services	-	-	187,500	19	9,356	-

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004
(continued)

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit
Net Loss	-	$-	-	$-	$-	$(270,191)

Balance at December 31, 2004	8,100	8	515,453,800	51,546	93,432	$(841,708)

January 2005 - Shares issued for services	-	-	500,000	50	27,950	-

April 2005 - Shares issued for services	-	-	6,940,030	694	199,306	-

May 2005 - Shares issued for services	-	-	100,000	10	2,990	-

May 2005 - Preferred shares returned to treasury and cancelled	(100)	-	-	-	-	-

June 2005 - Shares issued for accrued expenses	-	-	9,523,810	952	199,048	-

June 2005 - Shares returned to treasury and cancelled	-	-	(6,896,552)	(690)	690	-

October 2005 - Shares issued for accrued expenses	-	-	6,250,000	625	99,375	-

November 2005 - Shares issued for legal services	-	-	588,718	59	12,441	-

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004
(continued)

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit
November 2005 - Shares issued for legal services	-	$-	1,140,000	$114	$28,386	$-

December 2005 - Shares issued for services	-	-	2,300,000	230	39,770	-

December 2005 - Shares issued for accrued expenses	-	-	5,555,555	556	99,444	-

December 2005 - Shares issued for cash	-	-	1,666,667	167	29,833	-

Net loss	-	-	-	-	-	(733,571)

Balance at December 31, 2005 - Restated	8,000	$8	543,122,028	$54,313	$832,665	$(1,575,279)

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(733,571)	$(270,191)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Write-off of Investment	-	-
Stock issued for accrued expenses	400,000	-
Stock issued for expenses	312,000	79,823
Depreciation	1,235	897
Deferred taxes	-	7,300
(Increase) decrease in advances	3,061	(3,061)
(Increase) decrease in accounts receivable	(4,000)	-
(Increase) decrease in inventory	(11,760)	-
(Increase) decrease in prepaid expenses	9,000	-
(Increase) decrease in security deposits	(62)	-
Increase (decrease) in accounts payable	15,072	8,591
Increase (decrease) in accrued compensation	(200,000)	200,000
Increase (decrease) in accrued expenses	171,678	(10,794)
Increase (decrease) in deposits from customers	(58,789)	22,785
Net Cash Used in continuing operations	(96,136)	35,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(2,277)	(2,688)
Net cash provided by (used) investing activities	(2,277)	(2,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	30,000	5,000
Shareholder receivables	-	-
Proceeds from shareholder payables	-	15,000
Net Cash Provided by Financing Activities	30,000	20,000

Net (Decrease) Increase in cash and cash equivalents	(68,413)	52,662
Cash and Cash Equivalents at beginning of period	77,503	24,841
Cash and Cash Equivalents at end of period	$9,090	$77,503

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Restated
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$740	$3,205
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCINGACTIVITIES:

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

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for CHDT Corporation (formerly China Direct Trading Corporation) and Subsidiaries  is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

CHDT Corporation (formerly China Direct Trading Corporation), a Florida corporation, was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name “Yorkshire Leveraged Group, Incorporated”, and then changed its situs to Colorado in 1989 by merging into a Colorado corporation, named “Freedom Funding, Inc.”.  Freedom Funding, Inc. then changed its name to “CBQ, Inc.” by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name to China Direct Trading Corporation and reincorporated from the State of Colorado to the State of Florida.

Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida.

On December 1, 2003, China Direct Trading Corporation acquired 100% of the outstanding common stock of Souvenir Direct, Inc. in a reverse acquisition.  At this time, a new reporting entity was created.  Souvenir Direct, Inc. is considered the reporting entity for financial reporting purposes.
Nature of Business

The Company is engaged in the business of marketing and selling novelty, gift, and  promotional  items in North America.  The items are typically manufactured in the People’s Republic of China by third-party manufacturing companies.

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

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
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

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
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

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
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

Rental expense under these leases was approximately $30,000 and $21,000 for the years ended December 31, 2005 and 2004, respectively.

The minimum future lease payments under these leases for the next five years are:

Year Ended December 31,
	2006	$14,200
	2007	-
	2008	-
	2009	-
	2010	-
	Total minimum future lease payments	$14,200

NOTE 3 - COMMITMENTS

On December 1, 2003, the Company entered into an employment agreement with Howard Ullman, the Company’s President and CEO that provides for annual compensation of $200,000.

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
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

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
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

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK TRANSACTIONS (continued)

Warrants

The Company has issued stock warrants to its officers and directors for a total of 5,975,000 shares of the Company’s common stock.  The warrants expire between November 11, 2011 and July 20, 2014.  The warrants have an exercise price of $.03 to $.05.

The Company issued a stock warrant to each of two former officers of the Company in December 2003 for a total of 35,000 shares of the Company’s common stock.  Each of the stock warrants expires on July 20, 2014,and  entitles each former officer to purchase 10,000 and 25,000 shares, respectively,  of the Company’s common stock at an exercise price of $0.05.

The Company issued a stock warrant for 50,000,000 shares of common stock to Dutchess Private Equities Fund, II, L.P. (“Dutchess”), as part of an investment agreement between Dutchess and the Company.  As part of the agreement, Dutchess was to invest up to $2,500,000 to purchase the Company’s common stock.  The warrant was to expire August 3, 2014.  On February 16, 2005, the Company and Dutchess agreed to postpone the implementation of the foregoing financing arrangement.   As of the date of this Report, the Company and Dutchess have agreed not to proceed with this financing arrangement and the aforementioned warrant has been cancelled.

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

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
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

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
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

As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest.  Cyberquest ceased operations in 2000-2001 period.  The Company has investigated

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CONTINGENCIES (continued)

these claims and has not been able to date to substantiate any of the claims to date and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock.

NOTE 9 - SUBSIDIARY

In February 2004, the Company established a new subsidiary, China Pathfinder Fund, LLC, a Florida limited liability company.  During 2005, the name was changed to Overseas Building Supplies, LLC to reflect its shift in business lines from business development to trading Chinese-made building supplies.

NOTE 10 - ACQUISITION

On March 18, 2005, the Company entered into an agreement whereby the Company was to acquire 40% of the outstanding shares of Beijing Hua Wei Furniture Manufacture Co., Ltd., (“HWFM”), a company organized under the laws of the People’s Republic of China.  The Company was to issue common stock valued at $1,325,000 at closing to acquire its 40% interest in HWFM.  On July 20, 2005, the Company announced the termination of this agreement because HWFM failed to satisfy one of the conditions to consummation of the acquisition.

NOTE 11 - SUBSEQUENT EVENTS

On January 27, 2006, the Company entered into a Purchase  Agreement  (the “Purchase  Agreement”) with  William  Dato and Complete Power Solutions (“CPS”) pursuant  to which the Company acquired 51% of the member interests of CPS owned by Mr. Dato for a purchase price consisting of the payment of $637,000 in cash and the delivery of 600,000 shares of Company’s Series A Convertible  Preferred  Stock (the “Series A Preferred Stock”) having a stated value of $1,200,000, which Series A Preferred Stock are convertible into 50,739,958 shares of the Company’s Common Stock at the demand of Mr. Dato.   The cash  paid  in  the  transaction  was  obtained  from  capital provided to the Company for use in connection  with  acquisitions  by Howard Ullman, our Chief Executive Officer and President,  and certain of our  directors  and  principal  shareholders.

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

We have restated our balance sheet at December 31, 2005, and statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005.  The restatement impacts the year ended December 31, 2005, but has no effect on the financial statements issued in prior fiscal years.  The restatement is the result of a correction of an error.  In 2005, the Company did not accrue $175,000 of directors’ fees that had been authorized, but not paid at December 31, 2005.  The $175,000 was paid in 2006 with the issuance of common stock.  Also, the Company had accrued $30,600 in payroll tax expense on accrued compensation of $200,000 that had been paid in stock at December 31, 2005, that was subsequently treated as contract services and not employee services.  The impact of the restatement on the balance sheet was to increase accounts payable and accrued expenses from $232,449 to $376,849 and increase accumulated deficit from $1,430,879 to $1,575,279.  The impact of the restatement on the statements of operations was to increase compensation expense from $229,580 to $404,580 and reduce other general and administrative expenses from $208,833 to $178,233.  The impact of the restatement on net loss is an increase of $144,400, from $589,171 to $733,571 net of tax for the year ended December 31, 2005.  There was no change in the loss per share.

SIGNATURES

         Pursuant to the  requirements  of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended,  the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

CHDT CORPORATION

Dated:  October 16, 2007

By           /S/           Stewart Wallach
Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of October 2007.

Signatures                                                                Title

/S/  Stewart Wallach                                              Chief Executive Officer
Stewart Wallach                                                     Director
(Principal Executive Officer)

/S/ Gerry McClinton                                             Chief Operating Officer & Secretary
Gerry McClinton                                                 (Principal Financial & Accounting Officer)

/S/  Howard Ullman                                              Chairman of the Board of Directors
Howard Ullman

 /S/ Laurie Holtz                                                    Director
Laurie Holtz

/S/ Jeffrey Posta                                                     Director
Jeffrey Postal

/s/  Jeffrey Guzy                                                       Director
Jeffrey Guzy

/s/  Larry Sloven                                                      Director
Larry Sloven