Form 10QSB
period 2007-09-30
CHDT CORP
filed 2007-11-13
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         September 30, 2007

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

             For the transition period from __________ to __________

                    Commission file number  000-28831

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

Indicate by check mark whether the  registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:   September 30, 2007  Approximately 587,067,705 shares

Transitional Small Business Disclosure Format (check one).  Yes ☐;  No ☒

PART I

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets:

Current assets:
Cash	$236,504	$198,084
Accounts receivable - net	690,631	560,475
Inventory	433,450	69,895
Deposit on inventory	-	19,569
Notes receivable from former subsidiary	225,944	202,150
Prepaid expense	27,794	16,162

Total Current Assets	1,614,323	1,066,335

Fixed assets:
Computer equipment/software	39,878	5,422
Communications equipment	2,014	2,014
Tools - STP	170,809	-
Machinery and equipment	122,415	98,514
Furniture and fixtures	5,665	4,965
Less: Accumulated Depreciation	(101,893)	(80,571)

Total Fixed Assets	238,888	30,344

Other non-current assets:
Note receivable from former subsidiary - long term	225,560	225,560
Goodwill	1,936,020	1,936,020
Deposits	18,013	16,775

Total other non-current assets	2,179,593	2,178,355

Total assets	$4,032,804	$3,275,034

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Liabilities and Stockholders’ Deficit:

Current Liabilities:
Accounts payable and accrued expenses	$693,008	$416,539
Customer deposits	12,530	-
Due to related parties	300,000	400,000
Notes and loans payable to related parties - current maturities	519,320	726,759
Total Current Liabilities	1,524,858	1,543,298

Long-Term Liabilities:
Notes and loans payable to related parties	1,325,000	767,589
Investor loans payable	-	54,038
Total Long-Term Liabilities	1,325,000	821,627

Total Liabilities	2,849,858	2,364,925

Stockholders' Deficit:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued 5,899 shares at September 30, 2007
and 607,000 shares at December 31, 2006	6	607
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 942,030 shares at September 30, 2007 and
1,193,769 shares at December 31, 2006	94,203	119,377
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 587,067,705 shares at September 30, 2007
and 536,406,750 shares at December 31, 2006	58,708	53,642
Related party receivable	-	(1,775,864)
Additional paid-in capital	3,476,155	4,166,747
Accumulated deficit	(2,446,126)	(1,654,400)

Total Stockholders' Deficit	1,182,946	910,109

Total Liabilities and Stockholders’ Deficit	$4,032,804	$3,275,034

See accompanying notes.

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues	$814,687	$400,586	$1,415,165	$820,407
Cost of Sales	(456,918)	(268,140)	(803,777)	(534,004)
Gross Profit	357,769	132,446	611,388	286,403

Operating Expenses:
Sales and marketing	10,629	22,523	33,775	63,606
Compensation	409,435	56,442	679,994	178,400
Professional fees	53,426	112,363	162,619	131,872
Consulting	12,700	-	87,700	-
Royalties	30,119	-	55,119	-
Other General and administrative	157,314	80,450	397,712	136,467
Total Operating Expenses	673,623	271,778	1,416,919	510,345

Net Operating Income (Loss)	(315,854)	(139,332)	(805,531)	(223,942)

Other Income (Expense):
Debt forgiveness	79,000	-	79,000	-
Miscellaneous income	-	-	750	-
Interest income	10,554	340	27,744	340
Interest expense	(41,464)	(647)	(93,689)	(715)
Total Other Income (Expense)	48,090	(307)	13,805	(375)

Net Income (Loss) from continuing operations	(267,764)	(139,639)	(791,726)	(224,317)
Discontinued Operations
Income (Loss) from discontinued operations	-	212,227	-	714,508

Net Income (Loss)	$(267,764)	$72,588	$(791,726)	$490,191

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

	(Unaudited)		(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted Average
Shares Outstanding	569,920,650	549,878,217	558,422,786	545,462,954

Income (Loss) per Common Share
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	-	-	-
Net Income (Loss)	$-	$-	$-	$-

See accompanying notes.

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(791,726)	$490,191
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Income from discontinued operations	-	(714,508)
Stock issued for accrued expenses	159,255	-
Stock issued for expenses	101,100	96,611
Compensation expense from stock options	153,208	-
Depreciation	21,323	2,119
(Increase) decrease in accounts receivable	(130,157)	(150,218)
(Increase) decrease in inventory	(343,987)	101,509
(Increase) decrease in prepaids	(11,632)	(10,329)
(Increase) decrease in deposits	(1,238)	-
(Increase) decrease in interest receivable	(23,794)	-
Increase (decrease) in accounts payable & accrued expenses	276,468	3,604
Increase (decrease) in due to/from related parties	(100,000)	-
Increase (decrease) in accrued interest on notes payable	(17,589)	-
Increase (decrease) in deposits from customers	12,530	(24,891)
Net Cash Used in continuing operations	(696,239)	(205,912)
Net Cash Used in discontinued operations	-	(452,412)
Net Cash Used in operating activities	(696,239)	(658,324)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in subsidiary	-	(750,000)
Purchase of fixed assets	(229,866)	(1,632)
Net cash provided by (used in) continuing activities	(229,866)	(751,632)
Net cash provided by (used in) discontinued activities	-	(1,012,949)
Net cash provided by (used in) investing activities	(229,866)	(1,764,581)

CHDT CORPORATION AND SUBSIDIARIES
(Formerly China Direct Trading Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	(Unaudited)
	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock	336,000	710,150
Payments on notes payable to related parties	(288,975)	(455,000)
Proceeds from shareholder loans	-	1,330,515
Cash acquired in acquisition	-	33,677
Proceeds from loans	917,500	50,000
Net cash provided by (used in) continuing activities	964,525	1,669,342
Net cash provided by (used in) discontinued activities	-	855,731
	964,525	2,525,073

Net (Decrease) Increase in cash and cash equivalents	38,420	102,168
Cash and Cash Equivalents at beginning of period	198,084	9,090
Cash and Cash Equivalents at end of period	$236,504	$111,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$52,225	$715
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCINGACTIVITIES:

On February 21, 2007, the Company issued 468,750 shares of common stock for notes payable of $15,000 and accrued interest of $1,761.

On March 16, 2007, the Company issued 1,835,050 shares of common stock for investor loans payable of $50,000 and accrued interest of $5,052.

On August 21, 2007, the Company issued 2,804,947 shares of common stock for notes payable of $250,000 and accrued interest of $2,445.

See accompanying notes.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for CHDT Corporation (formerly, China Direct Trading Corporation”)  and Subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.  CHDT Corporation changed its name by amending its Articles of Incorporation, which name change was effective July 16, 2007 in respect of NASD Regulation, Inc. and OTC Bulletin Board approval of the name change, the trading symbol change from “CHDT.OB” to “CHDO.OB” and change in CUSIP Number for CHDT Corporation’s Common Stock and effective May 7, 2007 in terms of approval by the State of Florida of the charter amendment.

The unaudited financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

CHDT Corporation (formerly, “China Direct Trading Corporation”), a Florida corporation, was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name "Yorkshire Leveraged Group, Incorporated", and then changed its situs to Colorado in 1989 by merging into a Colorado corporation, named "Freedom Funding, Inc." Freedom Funding, Inc. then changed its name to "CBQ, Inc." by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from “CBQ, Inc.” to China Direct Trading Corporation as part of a reincorporation from the State of Colorado to the State of Florida.  Effective May 7, 2007, the Company amended its charter to change its name from “China Direct Trading Corporation” to “CHDT Corporation.”  This name change was effective as of July 16, 2007 for purposes of the change of its name on the OTC Bulletin Board.

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

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

From the beginning of fiscal year 2007, the Company has been primarily engaged in the business of marketing and selling low technology consumer products through national and regional retailers and distributors, primarily portable booklights, in North America.  While Capstone continues to sell the promotional, gift and novelty items previously sold by Souvenir Direct, inc., that business is secondary to the sale of consumer products to national retailers and distributors. The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party contract manufacturing companies.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  The allowance for bad debt is evaluated on a regular basis by management and is based on upon management’s periodic review of the collectibility of the receivables.  This evaluation in inherently subjective and requires estimated that are susceptible to significant revisions as more information becomes available.

As of September 30, 2007, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $433,450 at September 30, 2007 and $69,895 as of December 31, 2006.

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

Depreciation expense was $21,323 for the nine months ended September 30, 2007.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of September 30, 2007, whereas the fair value of the intangible asset exceeds its carrying amount,

The Company initially recorded goodwill of $1,567,214 in connection with the CPS acquisition.  Effective December 31, 2006, the Company disposed of its interest in CPS and, accordingly, wrote off this amount, which is included in the loss from discontinued operations on the consolidated statement of income (loss).

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the nine months ended September 30, 2007 and 2006 are not presented as it would be anti-dilutive.  At September 30, 2007 and 2006, the total number of potentially dilutive common stock equivalents was 85,748,980 and 7,060,000, respectively.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2007 and 2006 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Overseas Building Supply, LLC (formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

The results of operations attributable to Capstone are included in the consolidated results of operating beginning on September 13, 2006, the date on which the Company’s interest in Capstone was acquired.

The results of operations attributable to the Company’s interest in its former subsidiary, CPS, for the period of time in which majority interest in CPS was held by the Company (January 27, 2006 through December 31, 2006) are included in the loss from discontinued operations on the consolidated statement of income (loss).  All significant intercompany balances and transactions have been eliminated.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred. Advertising and promotion expense was $33,775 and $63,606 for the nine months ended September 30, 2007 and 2006, respectively.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone, are included in selling expenses and amounted to $5,253 for the nine months ended September 30, 2007.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments, SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, applied for periods through December 31, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provision of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first date of the Company’s fiscal year. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s consolidated statements of income (loss). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123). Under the intrinsic value method, compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price. Accordingly, for those stock options granted for which the exercise price equaled the fair market value of the underlying stock at the date of grant, no expense was recorded.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  There was no stock-based compensation expense attributable to options for the nine months ended September 30, 2007 and 2006 for compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005.  Such stock-based compensation is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  Compensation expense for share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

During the nine months ended September 30, 2007, the Company granted 135,500,000 stock options to two officers of the Company.  Twenty percent of these options, or 27,100,000 options, vested immediately.  For the three months ended September 30, 2007, the Company recognized compensation expense of $153,208 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the nine months ended September 30, 2007 included $101,100, consisting of $25,000 included in employee compensation, $72,500 for consulting fees and $3,600 for legal fees.  Stock-based compensation expense for the nine months ended September 30, 2006 was $96,611, consisting of $37,500 included in employee compensation, $33,861 for consulting fees and $25,250 for legal fees.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.  The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP.  The adoption of this pronouncement is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defied in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award.  This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval.  This guidance was applicable upon the initial adoption of SFAS 123(R).  The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks.  As of September 30, 2007, CHDT Corp has cash in excess of FDIC limits of approximately $104,704.

Accounts Receivable

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States.  The Company typically does not require collateral from customers. Credit risk is limited due to the financial strength of the customers comprising the Company’s customer base and their dispersion across difference geographical regions.  The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Major Customers

During the years ended December 31, 2006 and 2005, the Company received approximately  49% and 40% respectively, of its gross revenues from its top three customers. The loss of these customers would adversely impact the business of the Company.

During the years ended December 31, 2006 Capstone received approximately 71% of its gross revenues from its top two customers.   As of December 31, 2006, approximately 68% (or $440,386) of the Company’s accounts receivable were from these two customers.  The loss of these customers would adversely impact the business of the Company.

Major Suppliers

The Company's major suppliers are from the Peoples’ Republic of China. The Company relies on 30 manufacturing concerns in China for its products. The loss of these Chinese manufacturing sources would adversely impact on the business of the Company.

In addition, Capstone has certain vendors from which it purchased at least ten percent of merchandise during 2006.  During the year ended December 31, 2006, the Capstone purchased approximately 96% of its merchandise for two suppliers (one at 86% and another at $10%).

The loss of these suppliers would adversely impact the business of the Company.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DUE TO RELATED PARTIES

During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 has been included in due related parties at September 30, 2007 and December 31, 2006.  Also included in due to related parties, as of December 31, 2006, is accrued but unpaid officer’s compensation of $100,000, payable to the Company’s CEO. During the three months ended March 31, 2007, the $100,000 accrued compensation was converted into 3,031,000 shares of common stock.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

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

CHDT Corp - Notes Payable to Director

On June 29, 2006, the Company executed a $250,000 note payable to a director of the Company.  The note carries an interest rate of 7% per annum and is payable if full, with accrued interest, on June 30, 2007.  The proceeds from this note were used to advanced funds to CPS. As of December 31, 2006, the total amount payable on the note was $258,750, including $8,750 of accrued interest.  During the quarter ended June 30, 2007, the Company paid accrued interest of $13,125 and during the quarter ended September 30, 2007, the Company paid accrued interest of $4,363.  On August 21, 2007, the Company issued 2,804,947 shares of common stock valued at $252,445 as payment for $250,000 in principal and interest of $2,445 on the note.

On September 15, 2006, the Company executed a $750,000 promissory note payable a director of the Company, secured by the accounts receivable of the note holder.  The note carries an interest rate of 8% per annum.  Interest is payable each calendar quarter, commencing with the quarter ended December 31, 2006.  All principal is payable if full, with accrued interest, on December 31, 2008.  At the option of the note holder, any quarterly interest or the principal may be paid in cash or in shares of the Company’s common stock or a combination of cash or shares.  Any shares issued shall have a value of $ .08 per share for purposes of calculating the amount of principal or interest paid by the issuance of each share.  The proceeds from this note were used to funds to Capstone acquisition.  As of December 31, 2006, the total amount payable on the note was $767,589, including $17,589 of accrued interest.  As of September 30, 2007, the total amount payable on the note was $765,123, including $15,123 of accrued interest.  During the quarter ended June 30, 2007, the Company paid accrued interest of $32,383 and during the quarter ended September 30, 2007, the Company paid accrued interest of $14,959.  The carrying amount of the collateral, the Company’s accounts receivable at September 30, 2007 and December 31, 2006 was $690,631 and $560,475, respectively.

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal is payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Overseas Building Supplies - Notes Payable to Director

On December 14, 2006, Overseas Building Supply received proceeds from a note payable of $2,500 to a director. During the quarter ended March 31, 2007, Overseas Building Supply received proceeds from additional notes payable of $24,000.  The notes carry an interest rate of 8% per annum and are due on demand.  During the quarter ended June 30, 2007, the Company paid accrued interest of $60 and during the quarter ended September 30, 2007, the Company paid accrued interest of $529.  At September 30, 2007 and December 31, 2006, the total amount due on these loans was $27,034 and $2,510, respectively.

China Direct and Souvenir Direct - Loans Payable to Director

During the period from August 24, 2006 through November 30, 2006, a director made loans to the Company totaling $490,000, including $10,000 to the Company’s wholly owned subsidiary, Souvenir Direct, Inc.  The loans carry interest of 8% and are payable on demand.  In November 2006, the Company repaid $50,000 of this amount.  During the quarter ended March 31, 2007, the Company repaid $278,975 of these loans and received an additional $33,000 in proceeds from loans.  During the quarter ended June 30, 2007, the Company paid accrued interest of $12,503 and during the quarter ended September 30, 2007, the Company paid accrued interest of $3,841.  As of December 31, 2006, the total amount payable on these loans was $448,738, including $8,738 of accrued interest.  At September 30, 2007, the total amount payable on these loans was $198,447, including $3,922 of accrued interest.

Capstone Industries – Loans Payable to Director

On June 15, 2007, Capstone Industries executed a $72,000 promissory note payable to a director of the Company.  The note carries an interest rate of  8% per annum and is due on February 15, 2008.  During the quarter ended September 30, 2007, the Company paid accrued interest of $240.  At September 30, 2007, the total amount payable on this loan was $73,452, including interest of $1,452.

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of  8% per annum and is due on December 31, 2007.  At September 30, 2007, the total amount payable on this loan was $104,761, including interest of $1,761.

Capstone Industries – Loans Payable to Officer

On September 7, 2007, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of  8% per annum and is due on December 31, 2007.  At September 30, 2007, the total amount payable on this loan was $100,504, including interest of $504.

Based on the above, the total amount payable to officers and directors as of September 30, 2007 and December 31, 2006 was $1,844,320 and $1,494,348, respectively, including accrued interest of $23,297 and $36,848, respectively.

The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31, ------------------------------------------- 2007 $ 519,320 2008 1,325,000 2009 - 2010 - 2011 - ----------------- Total future maturities $ 1,844,320 ==========

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTOR LOANS PAYABLE

In March, 2006, the Company executed notes payable to an investor of $25,500 and $24,500, totaling $50,000.  The notes carry an interest rate of 10% per annum and are payable if full, with accrued interest, in March 2008.  The notes are secured by shares of the Company’s common stock and convertible into the Company’s common stock.  As of December 31, 2006, the total amount payable on the notes was $54,038, including $4,038 of accrued interest.

Interest shall be payable, at the option of the note holder, in cash or in shares of the Company’s common stock.  The number of common shares to be issued as payment of accrued and unpaid interest shall be determined by dividing the total amount of accrued and unpaid interest to be converted in common stock by the Conversion Price. The Note shall be convertible (in whole or in part), at the option of the note holder, into a number of fully paid and non-assessable shares of common stock, by dividing that portion of the outstanding principal balance plus any accrued but unpaid interest as of the conversion date by the Conversion Price.

The Conversion Price shall mean a price no lower than $ .03 and higher than $ .04 which will be the average of the closing bid price (adjusted for stock splits, combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of asses, issuances of additional shares of common stock, and issuance of common stock equivalents) for ten days trading preceding the conversion date.

In March 2007, the note holders elected to convert the notes payable and accrued interest, totaling $55,052, into a total of 1,835,050 shares of the Company’s common stock, at a conversion price of $ .03 per share.

NOTE 6 – LEASES

 On June 29, 2007, the Company  relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased under a 1 year lease at a monthly rental of $4,940.00.

The Company also rents a storage facility on a month-to-month basis. Monthly rentals for the storage facility are approximately $150.  This facility was closed in August, 2007.

Capstone’s operating facility was leased by a company that is 100% owned by the former sole shareholder.

Rental expense under these leases was approximately $24,072 and $18,018 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 7 - COMMITMENTS

Employment Agreements

On December 1, 2003, the Company entered into an employment agreement with Howard Ullman, the Company's President and CEO that provides for annual compensation of $200,000. For 2006 and 2007, Mr. Ullman has agreed to reduce his compensation to $100,000.

On January 27, 2006, the Company entered into an employment agreement with William Dato, the President of CPS, the Company's formerly majority-owned subsidiary, which provided for annual compensation of $100,000.  Upon the sale of the Company’s interest in CPS, the employment agreement was terminated.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS (continued)

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

Common Stock

In June, 2006, 1,000 shares of the company’s series “A” preferred stock, beneficially owned by the Company’s CEO, were exchanged for 1,000,000 shares of the Company’s common stock.

In June 2006, the Company issued 500,000 shares of common stock for compensation valued at $37,500.

In June 2006,  the Company issued 834,722 shares of common stock for consulting fees and professional services valued at $25,111.

In July 2006,  the Company issued 250,000 shares of common stock for consulting fees valued at $8,750.

In July 2006,  options were exercised for 4,000,000 shares of the Company’s common stock for $72,000.

In August 2006. the Company issued 250,000 shares of common stock for legal fees valued at $25,250.

In September 2006,  the Company issued 5,000,000 shares of common stock for accrued directors fees valued at $175,000.

In September 2006, 800,000 shares of the Company’s common stock were returned to the treasury and cancelled.

In September 2006 options were exercised for 25,000 shares of the Company’s common stock for $1,150.

In September 2006, 20,000,000 shares of the Company’s common stock held by the Company’s CEO were exchanged for 300,300 shares of the Company’s series “B” preferred stock.

In October 2006, options were exercised by the Company’s CEO for 1,975,000 shares of the company’s common stock for $9,875.

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

In August 2007, the Company issued 105,882 shares of common stock for legal expenses of $1,800.

In August 2007, the Company issued 2,804,947 shares of common stock for notes payable of $252,445.

In August 2007, the Company issued 2,500,000 shares of common stock for accrued expenses of $50,000.

In August 2007, the Company issued 340,909 shares of common stock for consulting expenses of $7,500.

In August 2007, the Company issued 112,510 shares of common stock for legal expenses of $1,800.

In September 2007, the Company issued 19,470,588 shares of common stock for cash of $331,000.

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

Series “A” Preferred Stock

A total of 8,100 shares of series “A” preferred stock were issued in 2004, and, in May 2005, 100 shares were returned to the treasury and cancelled.

In January 2006 the Company issued 600,000 shares of series “A” preferred stock, convertible into 50,738,958 shares of the Company’s common stock, in connection with the acquisition of a 51% majority interest in CPS.  The shares were valued at $1,200,000.

In January 2007 (effective December 31, 2006), the 600,000 shares of series “A” convertible preferred issued to CPS were returned to the treasury and cancelled, in connection with the Company’s sale of its interest in CPS.  The shares were valued at $1,775,864.  None of the preferred shares were converted to common shares.  At December 31, 2006, the shares had not been returned, and a related party receivable of $1,775,864 was recorded.  During the three months ended March 31, 2007, these shares were returned to the treasury and cancelled.

In June, 2006, 1,000 shares of the company’s series “A” preferred stock, beneficially owned by the Company’s CEO, were exchanged for 1,000,000 shares of the Company’s common stock.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

In February 2007, 734 shares of the Company’s series “A” preferred stock were exchanged for 73,400 shares of the Company’s common stock.

In May 2007, 367 shares of the Company’s series “A” preferred stock were exchanged for 367,000 shares of the Company’s common stock.

As of September 30, 2007, a total of 5,899 shares of series “A” preferred stock were issued and outstanding, and are convertible into common shares, at a rate of 1,000 shares of common stock for each share of series “A” preferred stock and are redeemable at the option of the Company.

Series “B” Preferred Stock

In January 2006 the Company sold 657,000 shares of its series “B” preferred stock for cash of $637,000, including 387,000 shares to the Company’s CEO and the remaining shares to other directors of the Company.  During the three months ended March 31, 2007, 15,000 shares of the Company’s series “B” preferred shares issued to a director were exchanged for 990,000 shares of the Company’s common stock.

In September 2006 the Company issued 300,030 shares of its series “B” preferred stock to the Company’s CEO in exchange for 20,000,000 shares of its common stock held by the CEO.

In September, 2006 the Company issued an additional 236,739 shares of its series “B” preferred stock in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc.  The shares were valued at $1,250,000.  During the three months ended March 31, 2007, 236,739 shares of the Company’s series “B” preferred stock was converted into 15,624,774 shares of the Company’s common stock.

The series “B” preferred shares are convertible into common shares, at a rate of 66.66 shares of common stock for each share of series “B” preferred stock.

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

Options

In 2005, the Company authorized the 2005 Equity Plan that made available 10,000,000 shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.  On May 20, 2005 the Company granted non-qualified stock options under the company’s 2005 Equity Plan for a maximum of 250,000 shares of the Company’s common stock for $0.02 per share. The options expire May 25, 2015 and may be exercised any time after May 25, 2005 During the years end December 31, 2006 and 2005, and through the date of this report, none of these options were exercised by the option holder.

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 107,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, the Company’s CEO, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton, the Company’s COO and Secretary, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.

NOTE 9 – BUSINESS ACQUISITIONS AND DISPOSALS

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

On January 26, 2007, the Company entered into a Purchase and Settlement Agreement (the "Settlement Agreement"), dated and effective as of December 31, 2006, with William Dato and CPS whereby: (a) CPS repurchased the 51% membership interest owned by China Direct in return for the transfer of the 600,000 shares of the Company’s "Series A Preferred Stock”, which are convertible into 50,739,958 shares of the Company's common stock, and (b) the issuance of a promissory note by CPS to China Direct for 225,560, bearing annual interest at 7% with interest-only payments commencing on July 1, 2007 and thereafter being paid quarterly on April 1st, July 1st, October 1st, and January 1st until the principal and all unpaid interest thereon shall become due and payable on the maturity date, being January 6, 2010 (the “2007 Promissory Note”).  The 2007 Promissory Note also provides that the principal amount may be automatically increased by an amount of up to $7,500 if the amount of a customer claim is settled for less than $7,500. As of the date of this report the principal amount has not been increased by an amount up to $7,500, as described above.  The shares were valued at $1,775,864 based on the market value of the common stock the shares are convertible into.

As of December 31, 2006, the balance due on the $225,560 was classified on the Company’s balance sheet as an amount due from former subsidiary.  This item was classified as long-term as of December 31, 2006, in anticipation of its conversion to a note receivable, the maturiy of which is more than one year from the balance sheet date.  Subsequently, upon execution of the 2007 Promissory Note on January 26, 2007, the Company reclassified the balance as a long-term note receivable from former subsidiary.  At June 30, 2007, the balance due was $225,560.

CPS is also indebted to China Direct under a promissory note in the original principal amount of $250,000, executed by William Dato on June 27, 2006 and payable to China Direct, bearing interest at 7% per annum and maturing on June 30, 2007, subject to extension (the “2006 Promissory Note”) and subject to offset by (i) $41,600 owed by an affiliate of CHDT to the CPS funds advanced by CPS for portable generators that were never delivered and (ii) $15,000 as an agreed amount paid to compensate CPS for certain refunds required to be made by CPS (which amounts have been first applied to accrued and unpaid interest due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Promissory Note to maturity (June 30, 2007) and then to reduce the principal amount of the 2006 Promissory Note to $210,900 .

As of September 30, 2007, the balance due on the 2006 Promissory note was $225,944, which reflects the offsets listed above, plus accrued interest of $23,794.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS ACQUISITIONS AND DISPOSALS (continued)

The Company disposed of its interest in CPS to further its goal of focusing on its Capstone Industries consumer product business line in an effort to achieve  sustained profitability from low-coast, low inventory consumer products that are direct shipped from Chinese and other low cost contract manufacturing sources to the Company’s customers.

In connection with the disposal of CPS, the Company recorded a gain from discontinued operations of $149,424 at December 31, 2006.  The gain from discontinued operations consists of the following unaudited amounts:

	(Unaudited)
	For the Years Ended
	December 31,
	2006	2005
Net loss from discontinued operations	$(518,902)	$-
Net gain on disposal of discontinued operations	668,326	-
Income (Loss) from discontinued operations	$149,424	$-

Capstone Industries

On September 13, 2006 the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and Stewart Wallach, the sole shareholder of Capstone. Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by a note payable to the Company’s CEO and $1.25 million of the Company’s series B Preferred Stock, $0.01 par value per share, which Series “B” stock is convertible into 15.625 million “restricted” shares of CHDT Common Stock, $0.0001 par value (common stock). CHDT has agreed to register shares of Common Stock under the Securities Act of 1933, as amended, to cover conversion of the Series “B” Stock issued to Mr. Wallach in the acquisition of Capstone. China Direct will operate Capstone as a wholly-owned subsidiary. As of the date of this report these share have not been registered.  The Capstone acquisition was recorded as follows:

Cash	$33,676
Accounts receivable	208,851
Inventory	340,109
Prepaid expenses	7,500
Property and equipment	16,127
Goodwill	1,936,020
Accounts payable and accrued expenses	(417,283)
Loan payable to China Direct	(125,000)
Total purchase price	$2,000,000

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS ACQUISITIONS AND DISPOSALS (continued)

Capstone was acquired to expand the Company’s customer base and sources of supply, the value of which contributed to the recording of goodwill.

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

	2006	2005
Net Operating Losses	$247,230	$214,430
Valuation Allowance	(247,230)	(214,430)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$(59,187)	$(150,382)
Accrued but Unpaid Officers Compensation	20,500	-
Accrued but Unpaid Interest on Officer Loans	8,174	-
Meals and Entertainment	47	533
Depreciation	(2,334)	92
Increase (Decrease) in Valuation Allowance	32,800	149,757
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 11 - LEGAL SETTLEMENTS

Trade Show Contract

The Company was a defendant to a lawsuit concerning a trade show contract for approximately $25,000, but the Company does not believe that this lawsuit is material in respect of potential liability of the Company. The Company has been and intends to vigorously defend itself in this lawsuit.  In August 2006, this lawsuit was settled for $25,000.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCIES

Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc and Deposit on Acquisition of Treasury Stock

Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). As of the date of this Report, the plaintiffs in  this action have not taken any known actions to perfect an appeal the dismissal of their amended complaint (see below). As such, there have been no new developments in this case since the refusal of the Court of Appeals for the Second Circuit in 2006 to accept an appeal of the dismissal of plaintiffs’ amended complaint.

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

The Plaintiff's complaint in Celeste was dismissed by the U.S. District Court for the Southern District of New York in early 2005 for failure to have all essential parties to the dispute as parties to the lawsuit. The Plaintiffs filed an amended complaint prior to the March 1, 2005 deadline for doing so. The Company defended against the Plaintiff's amended complaint, which added two former, now defunct, subsidiaries involved in the STC transaction as defendants. The assets of Networkland, Inc. and Technet Computer Services Corporation were acquired by the Company on March 15, 2001 and that transaction is at the heart of the dispute in the Celeste case~~.~~  The Court also dismissed the Plaintiff’s amended complaint on July 20,  2006. The Plaintiffs filed an appeal in September 2006 to the adverse order issued by the Court dismissing the amended complaint.  The appeal, however, was not accepted by the Court in October 2006 because there is a pending, unresolved motion for default judgment against the other defendants, Networkland, Inc. and Technet Computer Services Corporation, who are two former subsidiaries of Socrates Technologies Corporation, a defunct Delaware corporation, and not owned by or affiliated with China Direct. The staff attorney for the 2nd Circuit stated that said motion must be resolved before the Court will entertain any appeal.  The Company is not a party to the pending motion for default judgment before the trial court; however,  the Company filed an opposition to the motion for default judgment. As of date of this Report, the Company is not aware of any action by the plaintiffs to date to resolve or remove the pending motion for default judgment against the other defendants in order to clear the way for an appeal of the judgment entered in favor of for  Company by the Court.   While the Company is confident of prevailing in  this matter, the Company is uncertain at this time of the final outcome motion for default against the other defendants or whether the plaintiffs intend to pursue this litigation further.

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCIES (continued)

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

Operating results of this discontinued operation for the three months ended September 30, 2007 and 2006 are shown separately in the accompanying consolidated statement of operations.  The operating results of this discontinued operation for the three months ended September 30, 2007 and 2006 consist of:

	(Unaudited)	(Unaudited)
	For the Three Months Ended	For the Three Months Ended
	September 30,	September 30,
	2007	2006
Sales	$-	$1,516,971
Cost of sales	-	(1,454,170)
Sales & marketing	-	(18,840)
Compensation	-	(659,726)
Professional fees	-	(45,704)
General & administrative	-	(223,704)
Interest income	-	5,949
Interest expense	-	(24,099)
Minority interest	-	(203,902)
Net Income (Loss)	$-	$212,227

        CHDT CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - DISCONTINUED OPERATIONS (continued)

Operating results of this discontinued operation for the nine months ended September 30, 2007 and 2006  are shown separately in the accompanying consolidated statement of operations.  The operating results of this discontinued operation for the nine months ended September 30, 2007 and 2006 consist of:

	(Unaudited)	(Unaudited)
	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2007	2006
Sales	$-	$7,578,916
Cost of sales	-	(5,231,535)
Sales & marketing	-	(151,316)
Compensation	-	(114,656)
Professional fees	-	(92,102)
General & administrative	-	(530,655)
Interest income	-	8,099
Interest expense	-	(65,755)
Minority interest	-	(686,488)
Net Income (Loss)	$-	$714,508

NOTE 14 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

Plan of Operations.  The Company's plan of operations since the fourth quarter of Fiscal Year 2006 has been to focus on expanding Capstone’s consumer products, including its private branding efforts, and OBS' building supplies business development efforts (centered primarily in South Florida).  The Company will devote its available resources and funding to the expansion of Capstone. Except for occasional short-term loans from Mr. Ullman and other members of management, the Company’s operating subsidiaries have to rely on revenues from operations to cover their overhead and expansion efforts.

The Company's current plan of operations is to focus on development of Capstone as its primary business and such an effort may include pursuit of and sale of Chinese-made products in North America under the Capstone name or under private brand names promoted by the Company.  Capstone assumed the promotional, gift and souvenir business of Souvenir Direct, Inc. in the first quarter of fiscal year 2007. The Company decided to cease funding OBS sales operations in October 2007 due to lack of sales and the continuing national downturn in the housing construction industry.  The decision is part of the Company’s strategic decision to devote its available manpower and resources to the product development initiatives of Capstone.

The  Company  is  seeking opportunities  that  potentially and immediately  enhance our sales revenues and net worth as well as  possibly  contribute  a  positive  cash  flow and  enhance shareholder  value beyond the  capability of our current core business  line. As such,  we  are  interested  in  investing in or  acquiring  companies  that could benefit from  exploiting  the  Company's  financial  and  contacts  with Chinese and possibly other foreign manufacturing  firms.  Our  strategic  plan has  traditionally  been to remain a trading  company with low overhead and focused on  exploiting  its contacts with Chinese  manufacturers  to meet our  customers'  needs.  We have shifted our strategic plan in late 2006 to focus on promoting Capstone low-tech consumer products – both those under the Capstone name and under the private branding efforts.   Originally and secondary in our 2007 strategic plan was to promote OBS’ sale of Chinese-made roofing tiles primarily in South Florida and secondarily in the Southeast.  By October 2007 the Company had concluded that continued funding of OBS sales and marketing efforts would be futile in light of a national downturn in the housing industry and a lack of sales orders.  The Company ceased funding of OBS sales and marketing efforts and devoting all of the Company resources to promote Capstone and its consumer products, especially the STP-branded products.

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

RESULTS OF OPERATIONS - For the three and nine months ended September 30, 2007, the Company had a net loss from continuing operations of approximately $268,000 and $792,000, respectively.  For the three and nine months ended September 30, 2006, the Company had a net loss from continuing operations of approximately $140,000 and $224,000, respectively.  The increase in the net loss from continuing operations was mainly due to additional overhead from the acquisition of Capstone.  For the three and nine months ended September 30, 2006, the Company had net income from discontinued operations of approximately $212,000 and $715,000, respectively.  The net income from discontinued operations for the three and nine months ended September 30, 2006 was due to the revenues from Complete Power Solutions for the quarter.  Complete Power Solutions was disposed of as December 31, 2006.

Total Revenues - For the three and nine months ended September 30, 2007, the Company had total sales of approximately $815,000 and $1,415,000 respectively.  For the three and nine months ended September 30, 2006, the Company had total sales of approximately $401,000 and $820,000, respectively.  The increase in revenue was due to the acquisition of Capstone.

 Costs and Expenses - For the three and nine months ended September 30, 2007, the Company had cost of sales of approximately $457,000 and $804,000, respectively.  For the three and nine months ended September 30, 2006, the Company had cost of sales of approximately $268,000 and $534,000, respectively.  Operating expenses increased approximately $907,000, from $510,000 in 2006 to $1,417,000 in 2007.  The cost of rent and other general and administrative costs increased in 2007 as compared to 2006 due to additional overhead from the acquisition of Capstone.

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

The Company has no primary market makers and no ongoing institutional support in the public securities markets for its shares of Common Stock, which results in greater volatility in the market prices for the shares of Common Stock.  The Company believes that this lack of ongoing institutional support in the public securities markets for the Company Common Stock depresses the public stock market prices for the Common Stock and increases the ability.

Government Regulations.  The Company is subject to all pertinent Federal, State, and Local laws governing its business. The Company is subject to licensing and regulation by a number of authorities in its State or municipality. These may include health, safety, and fire regulations.

Impact of Inflation.  To date, the Company has not experienced any significant effect from inflation.  The Company's major expenses have been the cost of marketing its product lines to customers in North America.  That effort involves mostly sales staff  traveling to make direct marketing and sales pitches to  customers  and  potential  customers~~.~~,  trade shows  around North  America and visiting  China to maintain and expand distribution and  manufacturing  relationships  and channels.  The Company generally has been able to meet increase in costs by raising prices of its products.

Country Risks.  While the Company’s strategic decision in 2007 to focus on Capstone’s consumer business has shifted the primary business line of the Company from a Chinese-oriented trading company to one focused on promoting Capstone’s consumer products, China still remains a primary source of products for the Company’s Capstone.   Almost all of the Company’s contract manufacturing operations and sources of products

Are located in China. As such, the Company is subject to significant risks not typically faced by companies operating in or obtaining products from North America and Western Europe.  Political,  economic and trade  conflicts  between the United  States and China,  including  possible conflict over North  Korea's  nuclear  weapons  program or the independence of  Taiwan,  could severely hinder the ability of the Company to obtain products and fill customer orders from the Company's current Chinese  manufacturing  sources. Further, Chinese commercial law is still evolving to accommodate increasing capitalism in Chinese society, especially in terms of commercial relationships and dealings with foreign companies, and can be unpredictable in application or principal.  The same unpredictability exists with respect to the central Chinese government,  which can  unilaterally and without prior warning impose new  legal, economic  and  commercial  laws,  policies  and  procedures.   This element of unpredictability heightens the risk of doing business in China.

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

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.  The Company has tasked Jeffrey Guzy, an independent director, and its outside legal counsel to conduct a quarterly review of disclosure controls and procedures and to report findings to the Company Board of Directors, which review will commence with the fourth fiscal quarter of fiscal year ending December 31, 2007.  This review is part of the Company’s efforts to evaluate and, when needed, improve its disclosure controls and procedures.

 (b) Changes in Internal Controls

Based on his evaluation as of September 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is seeking to appoint a chief financial officer or controller in the fourth quarter of fiscal year ending December 31, 2007, in order to enhance its implementation and review of internal controls.  The position of chief financial officer is currently handled by the chief operating officer, Gerry McClinton.

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

Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003). As of the date of this Report, the plaintiffs in this action have not taken any known actions to perfect an appeal the dismissal of their amended complaint (see below). As such, there have been no new developments in this case since the refusal of the Court of Appeals for the Second Circuit in 2006 to accept an appeal of the dismissal of plaintiffs’ amended complaint.

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

The Plaintiff's complaint in Celeste was dismissed by the U.S. District Court for the Southern District of New York in early 2005 for failure to have all essential parties to the dispute as parties to the lawsuit. The Plaintiffs filed an amended complaint prior to the March 1, 2005 deadline for doing so. The Company defended against the Plaintiff's amended complaint, which added two former, now defunct, subsidiaries involved in the STC transaction as defendants. The assets of Networkland, Inc. and Technet Computer Services Corporation were acquired by the Company on March 15, 2001 and that transaction is at the heart of the dispute in the Celeste case~~.~~  The Court also dismissed the Plaintiff’s amended complaint on July 20, 2006. The Plaintiffs filed an appeal in September 2006 to the adverse order issued by the Court dismissing the amended complaint.  The appeal, however, was not accepted by the Court in October 2006 because there is a pending, unresolved motion for default judgment against the other defendants, Networkland, Inc. and Technet Computer Services Corporation, who are two former subsidiaries of Socrates Technologies Corporation, a defunct Delaware corporation, and not owned by or affiliated with China Direct. The staff attorney for the 2nd Circuit stated that said motion must be resolved before the Court will entertain any appeal.  The Company is not a party to the pending motion for default judgment before the trial court; however, the Company filed an opposition to the motion for default judgment. As of date of this Report, the Company is not aware of any action by the plaintiffs to date to resolve or remove the pending motion for default judgment against the other defendants in order to clear the way for an appeal of the judgment entered in favor of for Company by the Court.   While the Company is confident of prevailing in this matter, the Company is uncertain at this time of the final outcome motion for default against the other defendants or whether the plaintiffs intend to pursue this litigation further.

SunTrust Bank Claim. Prior to being acquired by the company, Quantum Technology Group (“QTG”), a now defunct subsidiary, had a $4 million line of credit with Crestar Bank (Crestar was subsequently acquired by Sun Trust). This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, the Company acquired all of the shares of QTG. Sun Trust asserted that $1.3 million of the line of credit had been used, and was owing to Sun Trust, as well as line of credit, a $200,000 term loan from Sun Trust to QTG, approximately $200,000 in accrued interest and $100,000 in attorney fees -- all of which SunTrust had sought to collect from the individual guarantors, not the company.

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

ITEM 2.  CHANGES IN SECURITIES

In July 2007, the Company issued 2,058,824 shares of common stock for cash of $35,000.

In August 2007, the Company issued 105,882 shares of common stock for legal expenses of $1,800.

In August 2007, the Company issued 4,117,647 shares of common stock for cash of $70,000.

In August 2007, the Company issued 2,804,947 shares of common stock for notes payable of $252,445.

In August 2007, the Company issued 2,500,000 shares of common stock for accrued expenses of $50,000.

In August 2007, the Company issued 340,909 shares of common stock for consulting expenses of $7,500.

In August 2007, the Company issued 112,510 shares of common stock for legal expenses of $1,800.

In September 2007, the Company issued 13,294,117 shares of common stock for cash of $226,000.

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

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

2.1	Purchase Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among China Direct Trading Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement, dated September 15, 2006, by and among China Direct Trading Corporation, Capstone Industries, Inc. and Certain Selling Shareholdersº
3.1	Articles of Incorporation of the Company *
3.1.1	Amendment to Articles of Incorporation, dated May 7, 2007, changing the name of China Direct Trading Corporation to CHDT Corporation.~~++++~~ *****
3.2	By-laws of the Company***
4.1	Form of Warrant issued under Rule 506 Private Placement by CHDT Corporation. ++++
4.2	Form of Subscription Agreement issued under Rule 506 Private Placement by CHDT Corporation. ++++
10.1	Voting Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement, dated January 27, 2006, among William Dato, China Direct Trading Corporation and Complete Power Solutions, LLC. +
10.4	Form of July 20, 2005 sales agency agreement between China Direct Trading Corporation and Sutter's Mill Specialties. +
10.5	Form of Non-Qualified Stock Option+
14	Code of Ethics Policy, dated December 31, 2006+++
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++++
32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++++

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
***** Incorporated by reference to Exhibit 3.1.1 to the Information Statement under Regulation 14C, dated May 11, 2007, and filed with the Commission on May 15, 2007.
+ Incorporated by reference to Exhibit 2 to the Form 8-K filed by China Direct Trading Corporation with the Commission on January 31, 2006.
++ Incorporated by reference to Exhibit 2 to the Form 8-K filed by China Direct Trading Corporation with the Commission on January 26, 2007.
º Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by China Direct Trading Corporation with the Commission on September 18, 2006.
+++ Incorporated by reference to Exhibit 14 to the Form 10KSB filed by China Direct Trading Corporation with the Commission on April 17, 2007.
++++ Filed Herein

(b) Reports on Form 8-K filed.

The following reports were filed during the last quarter of the 2007 fiscal year:  Form 8-K, August 21, 2007; Form 8-K, August 22, 2007; Form 8-K, August 27, 2007; Form 8-K, August 29, 2007; Form 8-K, October 12, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November, 2007.

China Direct Trading Corporation

November 13, 2007

/s/ Stewart Wallach
Stewart Wallach
CEO and President
(Principal Executive Officer)

/s/ Gerry McClinton
Gerry McClinton
Chief Operating Officer & Secretary
(Principal Financial & Accounting Officer)