Form 10QSB/A
period 2007-09-30
CHDT CORP
filed 2007-11-21
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

AMENDMENT NUMBER ONE
TO
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes o No o

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:   September 30, 2007  Approximately 587,067,705 shares

Transitional Small Business Disclosure Format (check one).  Yes o;  No x

EXPLANATORY NOTE:  This Amendment Number One to the Form 10-QSB for the quarter ending September 30, 2007 is filed solely to include exhibits referenced as “filed herein” in the Form 10-QSB.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The majority  shareholders of the Company have taken an corporate action by written consent and without a meeting of the  holders  of the  Common  Stock(hereinafter “Majority Shareholder Action”) pursuant  to  Florida  Statutes Section  607.0704  and, by that written consent, holders of approximately 70% of the outstanding shares of the Common Stock approved the following: (1)  an amendment  of the Articles of  Incorporation of the Company to change the name of the Company from "China Direct Trading  Corporation" to "CHDT  Corporation";  and (2) election of Stewart  Wallach,  Howard Ullman,  Jeffrey Postal,  Laurie Holtz, Larry Sloven and Jeffrey Guzy,  all incumbent  directors as of May 7, 2007,  for election to the Company  Board of Directors for a term ending in 2008 when their successors are elected and assume office.  An Information Statement was filed with the Commission for this corporate action on May 15, 2007.  The Company received no consents in opposition to the foregoing proposals.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

2.1	Purchase Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among China Direct Trading Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement, dated September 15, 2006, by and among China Direct Trading Corporation, Capstone Industries, Inc. and Certain Selling Shareholdersº
3.1	Articles of Incorporation of the Company *
3.1.1	Amendment to Articles of Incorporation, dated May 7, 2007, changing the name of China Direct Trading Corporation to CHDT Corporation.*****
3.2	By-laws of the Company***
4.1	Form of Warrant issued under 2007 Rule 506 Private Placement by CHDT Corporation. ++++
4.2	Form of Subscription Agreement issued under 2007 Rule 506 Private Placement by CHDT Corporation. ++++
10.1	Voting Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement, dated January 27, 2006, among William Dato, China Direct Trading Corporation and Complete Power Solutions, LLC. +
10.4	Form of July 20, 2005 sales agency agreement between China Direct Trading Corporation and Sutter's Mill Specialties. +
10.5	Form of Non-Qualified Stock Option+
14	Code of Ethics Policy, dated December 31, 2006+++
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++++
32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++++

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

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of November, 2007.

China Direct Trading Corporation

November 20, 2007

/s/ Stewart Wallach
Stewart Wallach
CEO and President
(Principal Executive Officer)

/s/ Gerry McClinton
Gerry McClinton
Chief Operating Officer & Secretary
(Principal Financial & Accounting Officer)