Form 10KSB/A
period 2006-12-31
CHDT CORP
filed 2008-03-11
CIK 814926

Commission File Number: 000-28831

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

CHDT CORPORATION
(Formerly China Direct Trading Corporation)
(Exact name of small business issuer as specified in its Charter)

Florida	84-1047159
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

350 Jim Moran Blvd., Suite 120
Deerfield Beach, FL  33442
Telephone: (954) 252-3440
 (Address and telephone number of principal executive offices)

10400 Griffin Road, Suite 109
Cooper City, Florida 33328
(Former address of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
-----------------------------
(Title of class)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Information Statement for the 2007 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2006, are incorporated by reference to Part III of this Report.

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

As of April 12, 2007, there were 564,865,869 shares of the Registrant’s common stock, par value $0.0001, issued and outstanding.  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant: On April 12, 2007,  the closing  bid and asked  prices for the shares of common stock of registrant, were $0.028 and $0.029 per share,  respectively.  On that date affiliates  held  approximately  361,000,000 shares of this  stock;  thus,  the aggregate  market  value  of  the  voting  stock  held  by  non-affiliates   was approximately $5,708,244.

Transitional Small Business Disclosure Format (check one): Yes [__] NO [X]

EXPLANATORY NOTE:  CHDT Corp. (“Company”) received comments and inquiries from the Division of Corporation Finance (“DFC”) of the Securities and Exchange Commission on or about September 7, 2007, which communication concerned the Company’s Form 10-KSB for the fiscal year ended December 31, 2006. The comments and inquiries were part of the DFC’s periodic review of SEC-reporting company’s Securities and Exchange Act of 1934 periodic filings.  Based on these comments, the Company has made revisions to its disclosures in Item 8A, and also made revisions to the audit report and footnotes included with the financial statements.

DEFINITIONS; CONVENTIONS

References to “Capstone Industries, Inc.” and “Capstone” are to Capstone Industries, Inc., a Florida corporation and a wholly-owned subsidiary of China Direct.

References to "China" refer to the Peoples’ Republic of China and its various ministries, agencies, and commissions and not to Taiwan. References to the "Far East" refer to the nations of Asia, Southeast Asia and South Asia,  primarily China,  India, South Korea, Thailand, Philippines, and Japan.

References to "Common Stock" are to the Common Stock, $0.0001 par value, of China Direct Trading Corporation.

References to the “Commission” or "SEC” means the U.S.  Securities  and Exchange Commission.

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

References to "Guardian" mean Guardian-brand commercial and residential power generators that are made by Genera Power Systems, Inc. ("Generac").  “Guardian” is a registered trademark of Generac Power Systems, Inc.

ii

References to "Gulf Coast Region ”means the coastal areas of Alabama, Western Florida, Mississippi, Louisiana and Texas that are subject to periodic, seasonal storms.

References to "SDI" mean Souvenir Direct, Inc., a Florida corporation that is a wholly-owned subsidiary of China Direct Trading Corporation.

References to "Southeast" mean Florida, Georgia, North Carolina, South Carolina, and Virginia.

References to “South Florida” mean the greater Miami-Ft. Lauderdale, Florida metropolitan region, including Dade County and Broward County and all adjacent counties.

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

References to "'33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

References to "'34 Act" or "Exchange Act" means the  Securities  Exchange Act of 1934, as amended.

FORWARD-LOOKING STATEMENTS

This Report contains statements that constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995, as amended.  Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors.  The accompanying information contained in this Report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition, "identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a “penny stock” and micro-cap company with no primary market makers.  Such status creates other risk factors that are described below.

The forward-looking statements in this Report are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

iii

PART I

Item 1.  Description of Business; Recent Developments since December 31, 2006; Company History; Current Strategic Plan; Marketing and Sales; Competition; Risk Factors.

(a)           Description of Business Lines.  The Company is a public holding company incorporated in Florida, with its Common Stock traded on the Over the Counter Bulletin Board or “OTC.BB" (SYMBOL:  CHDT.OB)  and engaged, since January 26, 2007, in the following business lines through its wholly-owned operating subsidiaries:

(i)           Portable Book Lights and Specialty Lighting Products.  Capstone Industries, Inc., a Florida corporation organized in 1997, was acquired on September 13, 2006 by China Direct issuing 236,739 shares of China Direct’s Series B Preferred Stock (convertible into 15.625 million shares of CHDT Common Stock) and paying $750,000 in cash (financed by loans from certain China Direct directors to China Direct) to acquire 100% of Capstone's issued and outstanding common stock.  Capstone Industries, Inc. or ÒCapstoneÓ is engaged in the business of selling portable book lights,multi-task and novelty lighting products and optical magnifiers manufactured for Capstone by third party contract manufacturers and distributed through existing retailer distribution channels and mass market retailers, including national and regional: office-supply chains, book store chains, warehouse clubs, supermarket chains, drug chains, department stores and book clubs. Major  retailer partnerships include, but are not limited to Target Stores, Wal-Mart, Meijer,Staples,Office Depot Barnes & Noble, Fred Meyer/Kroger Stores Costco ,Scholastic Books, Rite Aid Drug Stores.  A selection of current Capstone products include: the Multi-Task LED Lights, Focus Booklights, Slimline Booklights, the Ultraslim Booklights, the Tri Lite Ultimate Booklightª, Timely Reader Booklightª and Young Readerª booklight, The 3 LED Rechargeable Booklight all of which are booklights that attach to reading materials, illuminate the area of the text and are powered by batteries or an AC adapter; Optical Magnifiers include: the LED Wallet Magnifer, Pullout Led Magnifier and Round Lens -Led with handle Magnifier which are all products that illuminate and magnify the area of text and powered by batteries and Liqui-Lights¨ flashlights, which are flashlights  with liquid in the handle with themes/characters (such as sports objects) floating in the liquid.

Recent Developments in Capstone Industries Business Line.  As a booklight industry leader, Capstone is continually enhancing its existing line or launching new related products. In 2007 Capstone will be introducing several new booklight designs, new LED magnifier designs and offer a selection of trendy new colors.

On March 15, 2007, Capstone announced that it would expand its product lines to include consumer products like MP3 Pillows and other Comfort Products.  Such new consumer products may be sold under Capstone’s trade names or licensed trademarks of larger companies. These products will be marketed and sold through Capstone’s existing distribution channels.  These new products are now designed, tested and ready for marketing.  Capstone will commence a marketing campaign for the new products in the second  fiscal quarter of Fiscal Year 2007.

As of January 1st, 2007, SDI has merged its operations and marketing efforts under the Capstone umbrella. This will allow Capstone to introduce its products to SDI customers such as Walt Disney Resorts, Six Flags Theme Parks and also allow Capstone to introduce SDI keychain and gift products to its retails trading partners.

(ii)           Promotional and Souvenir Gift Items.  Souvenir Direct, Inc. or “SDI”, a Florida corporation organized in 2002, was acquired by China Direct in a stock purchase transaction on December 4, 2003, in which China Direct issued 97 million shares of its Common Stock to acquire 100% of SDI’s issued and outstanding shares of common stock.  SDI sells promotional, souvenir and gift items manufactured by Chinese-contract manufacturers and direct shipped to SDI’s customers, who are distributors of such products or companies that sell the products to the public or use the products a business gift or incentive items for its own employees and agents.  A typical product of SDI is a keychain or lapel pin with the trademark or logo of the customer, which is shipped from the Chinese manufacturer to the customer and sold by the customer to the general public.  SDI also sells its product to distributors who resale the products to distributors’ customer base. SDI sells products to Walt Disney Resorts, Six Flags Theme Parks and a supplier to Wal-Mart as well as to distributors of promotional, gift and souvenir items.

(iii)           Overseas Building Supplies Business.  Overseas Building Supply, L.C. or “OBS” (also known by “Overseas Building Supplies”) is a Florida limited liability organized on February 24, 2004 under the name “China Pathfinder Fund, L.C.”  OBS original business was to provide trade and management consulting services to North American companies seeking to do business in China.  The initial consulting business produced no significant revenues.  On March 29, 2006, OBS changed its name to “Overseas Building Supply, L.C.” and changed its business line from Chinese trade and management consulting to selling building supplies made in China in North America. OBS has not generated any significant revenues to date.  Its business efforts to date have consisted of qualify Chinese-made ceramic roofing tiles for sale in South Florida and marketing the line of Chinese made ceramic roofing tiles to suppliers in South Florida and certain areas of southern United States.

Trading v. Distributorship. With respect to SDI and OBS, the  Company  distinguishes   between  being a  trading  company and a distributor  in describing its business lines.  In the opinion of the Company, it is a trading company with respect to SDI’s and OBS’ businesses.  Trading involves a customer ordering a specific product (without specifying or caring about manufacturing  sources) from SDI’s or OBS’ product line (as published in an online and hardcopy catalog) and then SDI or OBS independently selects a suitable manufacturing source among its various  Chinese-contract  manufacturers to fill the customer order.  Products are usually direct shipped from the manufacturing source to the customer.  Unlike a distributor, SDI and OBS typically do not purchase  or  maintain  a regular  inventory  of select or  specific products or commodities, is not an advertised sales representative of or limited in purchasing any specific  brand name and does not market or solicit customers for its contract Chinese  manufacturing  sources.  From the customer’s perspective, it is purchasing a SDI or OBS, as the case may be, product and not using SDI or OBS as an agent to purchase brand name products from China.

(b)  Recent Developments since December 31, 2006.

(i)           Recent Developments: Consolidation of SDI into Capstone. During March 2007, SDI’s operations were consolidated into Capstone’s operations.  Capstone will now operate SDI’s business as one of its product lines.  The consolidation was done to eliminate duplicative management and administration and to place all consumer products of the Company under the management and sales operations of Capstone.  SDI will be dissolved during 2007.

(ii)           Complete Power Solutions, LLC: Recent Developments since December 31, 2006:  Divestiture of Interest in Complete Power Solutions, L.L.C.  On January 26, 2007, China Direct entered into a Purchase and Settlement Agreement, dated and effective as of December 31, 2006 ("Agreement") a Florida limited liability company ("CPS"), and William Dato, and Howard Ullman, the Chief Executive Officer and President of China Direct whereby:  (a) CPS is repurchasing the CPS Membership Interests owned by China Direct, which ownership position equals fifty one percent (51%) of the issued and outstanding Membership Interests of CPS, in return for the transfer of 600,000 shares of China Direct's Series A Convertible Preferred Stock (the "Series A Preferred  Stock"), and which are convertible into 50,739,958 shares of China Direct Common Stock, $0.0001 par value per share, beneficially owned by William Dato, the founder of and a Member of CPS, to China Direct, and (b) issuance of a promissory note by CPS to China Direct in the principal amount of $225,560, bearing annual interest at 7% with interest-only payments commencing on July 1st and thereafter being paid quarterly on April 1st, July 1st, October 1st and January 1st until the principal and all unpaid interest thereon shall become due and payable on the maturity date, being January 26, 2010, (the "2007 Promissory Note") and (c) the mutual releases contained in the Agreement.  As a result of this transaction, China Direct will have no ownership interest in CPS and neither CPS nor William Dato will have an ownership interest in China Direct. The 2007 Promissory Note provides that if principal and accrued interest thereon is not paid in full by the maturity date, then 2007 Promissory Note’s maturity date will be roll over for successive one year periods until paid in full.  For any roll over period, the annual interest will be increased to 12%.  The 2007 Promissory Note also provides that the principal amount may be automatically increased by an amount up to $7,500 if the amount claimed as the cost of replacement of a garden by the customer for a power generator is abandoned or settled for less than $7,500.  The Agreement allows CPS to off set, if CPS so elects, any payments due under the 2007 Promissory Note to China Direct by any amounts owed to CPS under the indemnification provisions of the Agreement (See  Section  4.5 of the  Agreement).  The 2007 Promissory Note was filed as exhibit 2.1 to the Form 8-K filed by the Company on January 26, 2007.

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

(c).  Company History.

Company History.  The Company was incorporated under the name “Freedom Funding, Inc." in Delaware on September 18, 1986.  On January 18, 1989, the Company reincorporated from Delaware to Colorado. On November 18, 1989 the name of the Company was changed to "CBQ,  Inc." On May 17, 2004, the Company  changed its name  from  "CBQ,  Inc." to  "China  Direct  Trading  Corporation"  and also reincorporated from Colorado to Florida. From 1986 through 1997, the Company had no business operations and its sole activity was to pursue its business plan to investigate business opportunities in which to engage by merger or acquisition. The Company was a "blank  check" shell company  during this initial  development stage.

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

(d.)  Current  Strategic  Plan

With the divestiture of the ownership interest in CPS, the Company has revised its strategic plan for Fiscal Year 2007 to focus on Capstone consumer products and OBS’ Chinese-made building supplies.  SDI has fully integrated with Capstone in March 2007 and will be dissolved in 2007. The Company will devote most of its  available financial and management resources to the operation and expansion of Capstone and its product lines, which now include SDI’s products being sold under the Capstone brand name.   SDI customers have been transferred to Capstone.

Since being incorporated in 1986, the Company typically attempted to create new business lines by acquiring 100% or a controlling ownership interest in existing private companies or, in a few instances, by funding a start-up business, like OBS, from money loaned from Company directors and/or officers or business associates.  Except for SDI, OBS and Capstone, those acquisitions failed and the acquired businesses were closed.  The Company believes that the failure of such past efforts was the result of a combination of factors, including, without limitation, (a) the lack of readily available and adequate working capital on commercially reasonable terms and conditions (principally due to the lack of consistent and adequate cash flow from the Company’s operations and the lack of hard assets to secure or collateralize financing); (b) absence of or inadequate strategic planning by Company management; (c) inability to attract or retain skilled management and sales personnel; (d) competition from larger competitors with greater resources and market share than the Company’s operations; (e) acquisition of business lines for which the Company’s management lacked the necessary skills and experience to successfully operate and manage; (f) industry cycles that eliminated smaller companies in the industry group, especially in value-added resale of computer hardware and computer programming consulting services; (g) isolated instances of resorting to accounts receivable financing to satisfy existing debts instead of applying such financing to ongoing business operations or the expansion of business; (h) funding and financial disadvantages of the Company being “penny stock”, micro-cap company without hard assets or sufficient levels of accounts receivable, which status makes it difficult for the Company to access the public securities markets for funding or to secure traditional bank financing; and (i) general economic conditions beyond the control of the Company.

(e). Marketing and Sales.

Marketing and Sales: Capstone.  Capstone markets and sells its products primarily through (a) direct sales presentations by Capstone sales staff and or Capstone appointed sales representatives to national and regional retailer chains (b) secondarily through Capstone Web Site at www.capstoneindustires.com.

Capstone E-Commerce.  E-commerce currently is not a significant source of income and is not prominent in the marketing and sales efforts or strategic planning of Capstone – although Capstone has and will  continue to target Retail Trading Partners with e-commerce sights such as bookstore chains (e.g. Barnes & Noble and Borders), office supply chains (e.g. Staples), particularly as consumer purchasing habits move to more “on line” purchases. Capstone also markets  through selected industry trade shows in the United States.

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

(f)           Competition

Capstone.  Capstone competes against numerous consumer product companies.  Competitors of Capstone include: Zelco Industries, Inc. of Mount Vernon, New York, which makes the Itty Bitty™ light ;  and Lightwedge, LLC of Nantucket, New Massachusetts. With trends and technology continually changing, to remain an industry leader Capstone will continue to develop and introduce new products and color options at competitive pricing.   Many national retailers such as Target, Walmart and Barnes & Noble  offer book lights as part of their product line.

OBS. OBS remains a start-up concern that has generated a few small sales as of the date of this  Report  and  relies  on  funding  from  China  Direct, supplemented by loans from Howard Ullman, a senior officer and director of China Direct and SDI, to fund business operations.   OBS is currently  seeking  vendor  relationships  for its roofing tiles with the local South Florida stores of two large national home improvement chains as well as marketing its roofing tiles to local  contractors and building supplies  resellers.  There can be no assurance  that any of these  efforts will result in actual  sales or profits,  but OBS  believes,  based on its  marketing efforts  to  date,  that  there  is  a  substantial  opportunity  to  sell  OBS' Chinese-made  roofing  tiles  in  South  Florida, especially in light of the current, perceived storage in roofing tile inventory.  Former plans to market OBS roofing tiles in the Gulf States Region have been postponed to devote resources to Capstone’s business development efforts.

OBS faces  competition from numerous  local, regional and national building  supplies  retailers and wholesalers.  Such  competition  comes  from  large  national retailers  like Home Depot and Lowe’s as well as  local and regional  distributors  and  suppliers.  These competitors are established businesses and in most instance will have greater resources and market share than OBS.  OBS'  ability to establish a business  will depend on: (1) China Direct and SDI's ability to fund OBS'  overhead and  marketing  efforts for the roofing  tiles;  (2) quick market acceptance of the  Chinese-made  roofing tiles and other  Chinese-made  building supplies and (3) the ability of the Chinese  manufacturers to provide product in a timely manner and at  competitive  pricing.  Most of OBS' funding in 2007 will have to be raised  from loans from Company directors, the sale of shares of  Company  Common  Stock or by third-party, probably equity-based financing.  There can be no  assurance  that the  Company or OBS will be able to raise  sufficient  money  to  fund a  marketing  effort  that is  sufficient  to generate any significant or any sales of OBS products in the South Florida building supply industry or elsewhere.

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

While SDI was the primary business line of China Direct in Fiscal Year 2005,  it has been secondary in importance in the Company's strategic plan since 2006.  The Company intends to continue SDI's business as long as it can generate sufficient revenues.    SDI’s operations were consolidated into Capstone’s operations in March 2007. SDI believes that its ability to produce  custom  ordered  products for customers  as opposed to offering a  relatively  static  line of existing  stock products for  customers is one of its  principal  advantages in competing in the customized  souvenir,  gift and promotional product industry.  SDI believes that its other advantage over competitors is the quality,  production flexibility and speed of  production  and  delivery  of SDI's  some  30+  Chinese  manufacturing concerns.  SDI  does  not  have an  exclusive  arrangement  with  these  Chinese manufacturing  concerns  and  there  can  be no  assurance  that  these  Chinese manufacturing  concerns will continue to do business with SDI on favorable terms or at all. SDI operations were consolidated into Capstone’s operations in March 2007.  SDI’s product line of promotional, gift and souvenir items will be handled as a product line of Capstone and Capstone will handle all business, management, financial and marketing-sales tasks for SDI’s business.

The Company regards Souvenir Imports, a private company in Largo, Florida as one of its most direct competitors in the U.S.  Like SDI, Souvenir Imports appears to compete for the same corporate market as SDI and competes in the same general product lines as SDI. Like SDI, Souvenir Imports appears to sell mostly to wholesalers and retailers.

Other SDI competitors  are  online or mass  mail or  catalogue  office supply or promotional  product  companies that offer pens, mugs, letter openers, paper weights,  luggage tags, cheap calculators,  note pads and inexpensive toys or gift items with the customers' telephone numbers,  address and/or promotional pitch imprinted,  engraved or painted on the item. These companies  typically do not offer to custom manufacture the actual product,  but only offer to customize an existing line of products by  imprinting,  engraving,  stamping,  painting or applying a customer's  name and  promotional  text on the product.  As such, SDI views these companies as indirect competitors and not a threat to usurp SDI’s customer accounts.

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

China Direct makes from time to time written and oral statements in this Report regarding our business and financial condition and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the SEC, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements,  the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended.

China Direct’s future business and financial results and related to forward-looking statements involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.  There are several important factors that could cause our future business and financial results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement.

An investment in the Common Stock is highly speculative and involves a high degree of risk. Nay prospective investor should carefully consider the risks described below and the other information in this Report and the Company’s other SEC filings before making any investment decision about our Common Stock. The risks and uncertainties described below are not the only ones affecting or facing our company. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly.   The value of any investment in the Common Stock could decline and an investor could lose all or part of the investment in those shares.

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

China Direct and its subsidiaries may not be able to attract and retain qualified personnel, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and losses in revenue. Our success also depends on our ability to attract and retain qualified sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services

(C)           Mergers and Acquisitions. China Direct seeks from time to time to consummate mergers and  acquisitions as part of a strategy to grow the Company, which mergers and acquisitions could have an adverse impact on our financial and business condition and prospects.  China Direct has historically tried to expand or grow its business through mergers and acquisitions with small, private companies with existing operations.  Except for SDI and Capstone, those prior efforts have failed to establish a business or businesses with steady or growing revenues or grow the overall revenues or business of the Company for any extensive period.  China Direct as  matter of strategic policy seeks from time to time to expand its business through the acquisition of businesses or operations in complementary industry sectors, that is, complementary to China Direct’s existing industry sectors.  Such mergers and acquisitions may not, due to the low market price of China Direct’s common stock, and lack of extensive cash reserves, be consummated on terms that are favorable to China Direct or without certain conditions, such as a provision allowing the acquired or merged entity to spin out of or split off from China Direct in the future or if certain milestones are not met.

China Direct has throughout its history acquired new businesses, and China Direct expects to continue to make acquisitions in the future. With respect to recent and any future acquisitions, China Direct may fail to successfully integrate our financial and management controls, technology, reporting systems and procedures, or adequately expand, train and manage our work force. The process of integration could take a significant period of time and will require the dedication of management and other resources, which may distract management’s attention from our other operations. If China Direct makes acquisitions outside of our core businesses, assimilating the acquired technology, services or products into our operations could be difficult and costly. China Direct’s inability to successfully integrate any acquired company, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth, and as a result China Direct’s stock price could fluctuate or decline.

If we are not successful in operating or integrating these acquisitions, our business, results of operations and financial condition may be materially and adversely affected. In the past, we acquired companies to enhance the expansion of our business and products. We may consider additional acquisitions which could involve significant risks and uncertainties.  These risks and uncertainties include:

•	the risk that the industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;
•	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;
•	the generation of insufficient revenues by acquired businesses to offset increased operating expenses associated with these acquisitions;

•	the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;
•	the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;
•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;
•	the potential loss of key employees of the acquired businesses;
•	the risk that acquired businesses will divert the attention of our senior management from the operation of our core Capstone business; and
•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

China Direct’s inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for products in our marketplace, as well as on our revenues, gross margins and expenses.

(D)           China Direct has a small management and Staff and may not be able to adequately handle any growth in its businesses and to implement and maintain internal financial and accounting controls and systems.  China Direct does not have a Chief Financial Officer.    If China Direct cannot effectively manage growth, if any and whether from mergers and acquisitions or internal growth, our business may suffer.  China Direct has previously expanded our operations through acquisitions in order to pursue perceived existing and potential market opportunities. If China Direct fails to manage our growth properly, it may incur unnecessary expenses and the efficiency of our operations may decline. To manage any growth effectively, we must, among other things:

•	successfully attract, train, motivate and manage a larger number of employees for production and testing, engineering and administration activities;
•	control higher inventory and working capital requirements; and
•	improve the efficiencies within our operating, administrative, financial and accounting systems, and our procedures and controls.

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

(F)           Inadequate or Expensive Funding or Financing. The  Company  may be unable to raise  adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall. The Company is seeking bank financing, but there can be no assurances that the Company will obtain such bank financing or that any bank financing obtained will be sufficient to meet operational needs of the Company and its operating subsidiaries.  If the Company has a shortfall  in  revenue  without  a  corresponding  reduction  to  its  expenses, operating results may suffer or the operation or Company may fail.  The Company may be forced to seek expensive financing or funding, or forms of financing that require issuance of Company securities (such as equity credit lines or PIPE financing).  Such financing would dilute the position of existing shareholders and put negative pressure on the market price of the Company’s Common Stock while possibly failing to provide adequate and ongoing working capital for the Company and its operations.  While members of Company management have provided personal loans to the Company to fund overhead and acquisitions in fiscal year 2006, the Company cannot be sure that such financing will be available in the future or in amounts that are adequate to meet the Company’s working capital needs.

(G)           Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 or “SOX” .and new SEC regulations are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

(H)           If we fail to comply with the new rules under the Sarbanes-Oxley Act or ÒSOXÓ related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

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

*           While China's economic reforms and commercial policies have not to date hindered or harmed Company's subsidiary operations in China and the Company does not see any such problems in the near future in China, there can be no assurance that the  reforms to China's  economic  system will  continue or that SDI or OBS operations  will not be  adversely  affected  by  changes in China's political,  economic,  and social policies,  conditions and any changes thereto. The Chinese  government  could change its policies toward private  enterprise or even  nationalize or expropriate it, which could result in the total loss of our investment in that country; and

*           While  fluctuations of currency exchange rates between Chinese  currency,  called  "Renminbi"  or "RMB" and United  States dollar could adversely affect the Company's operating subsidiaries' businesses,  the Company, especially SDI,  conducts almost all of its current business  transactions  with Chinese  firms  using U.S.  Dollar-denominated  letters of  credit.  Still,  the Company may seek to conduct more business in China and such fluctuations  could harm new  business  conducted  in China by the  Company.  The Renminbi to United States  dollar  exchange  rate has been  stable  for the past few  years and the Chinese  central  government  remains  committed to maintaining  that stability. Nonetheless,  the U.S.  Government  has been  pressuring  China to  devalue  its currency to the U.S. Dollar. Such a move may increase the cost of doing business in China for the Company's subsidiaries. There can be no assurance that exchange rates will remain stable.  Devaluation  could adversely affect Company growth or revenues from the sales of products in China and denominated in Renminbi and our financial performance when measured in terms of the United States dollars.

(ii)           Risks related to our Common Stock

(A)           Risks relating to our Securities.  Our Common Stock is a “penny stock” under SEC rules and, as such, the market for our Common Stock is limited by certain SEC rules applicable to penny stocks. China Direct common stock is subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell “penny stock” ( that is, stock with a market price below $5 per share and more commonly below $1 per share) to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  Brokers must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

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

Trading in our Common Stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. Accordingly, shareholders may have difficulty reselling any of their shares of Common Stock.

(D)           Our Common Stock market price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

*	our lack of primary market makers for our Common Stock;
*	the establishment of partnerships with other technology companies;
*	the lack of research analysts or news media coverage of our Company or Common Stock;
*	additions or departures of key personnel;
*	sales of our common stock;
*	our status as a Penny Stock Company;
*	our ability to execute our business plan;
*	operating results below expectations;
*	loss of any strategic relationships;
*	industry developments;
*	economic and other external factors; and
*	period-to-period fluctuations in our financial results.

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

(F)	Employees

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

Item 1B:   Unresolved SEC Staff Comments:   None.

Item 2:   Description of Properties.

Neither the Company nor its operating  subsidiaries  owns any real properties or facilities.  On September 1, 2005, the Company entered into a lease agreement for approximately 1,200 square feet of office space. The lease requires monthly lease payments of $1,775. The lease expired August 31, 2006 and, through the date of this report, the Company is leasing the space on a month-to-month basis. The office space is used as the Company’s corporate headquarters. It is located at 10400 Griffin Road, Suite 109, Cooper City, Florida 33328, Telephone:  954 252 3440.

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

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and positions of our executive officers. Executive officers are elected annually by our Board of Directors and serve at the pleasure of our Board.  The table shows the positions of the officers as of December 31, 2006:

NAME	AGE	POSITIONS
Howard Ullman	48	Chairman of the Board, Chief Executive Officer & President
Stewart Wallach	55	Chief Executive Officer of Capstone Industries, Inc.
Gerry McClinton	51	Secretary of Company

PART II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

The shares of Common Stock are traded on the Over-the-Counter Bulletin Board market under the symbol “CHDT.OB.”

Number of Shareholders as of  December 31, 2006 was approximately 292.

MARKET INFORMATION

The following shows the high and low market quotation for the shares for the last three years.  Quotations  reflect  inter-dealer  prices,  without  retail mark-up,  mark-down,  or commissions,  and do not necessarily  represent  actual transactions.

2006	Low	High

Fourth Quarter	$0.034	$0.08
Third Quarter	$0.24	$0.04
Second Quarter	$0.02	$0.0925
First Quarter	$0.02	$0.036

2005	Low	High

Fourth Quarter	$0.01	$0.2
Third Quarter	$0.01	$0.02
Second Quarter	$0.01	$0.02
First Quarter	$0.03	$0.05

2004	Low	High

First Quarter	$0.03	$0.09
Second Quarter	$0.03	$0.08
Third Quarter	$0.03	$0.07
Fourth Quarter	$0.04	$0.08

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

Plan of  Operations.  The  Company's  plan of operations since the fourth quarter of Fiscal Year 2006 has been to focus on expanding Capstone’s consumer products, including its private branding efforts, and OBS' building supplies business.  The Company will devote its available  resources and funding to the expansion of Capstone. Except for occasional  short-term  loans  from Mr.  Ullman and other members of management, China Direct’s operating subsidiaries have to rely on revenues from operations to cover their overhead and expansion efforts.

The  Company's  current  plan  of  operations  is to focus on development of Capstone as its primary business and such an effort may include pursuit of and sale of Chinese-made products  in  North  America under the Capstone name or under private brand names promoted by the Company.

The  Company  is  seeking opportunities  that  potentially and immediately  enhance our sales revenues and net worth as well as  possibly  contribute  a  positive  cash  flow and  enhance shareholder  value beyond the  capability of our current core business  line. As such,  we  are  interested  in  investing in or  acquiring  companies  that could benefit from  exploiting  the  Company's  financial  and  contacts  with Chinese manufacturing  firms.  Our  strategic  plan has  traditionally  been to remain a trading  company with low overhead and focused on  exploiting  its contacts with Chinese  manufacturers  to meet our  customers'  needs.  We have shifted our strategic plan to focus on promoting Capstone low-tech consumer products – both those under the Capstone name and under the private branding efforts.    Secondary in our strategic plan will be promoting OBS’ sale of Chinese-made roofing tiles in Florida and the Southeast.  While we will explore opportunities to sell other Chinese-made building supplies in that market and the certain parts of the Southern U.S., we intend to focus on the roofing tiles as the most likely, in our opinion, the Chinese-made building products to find market demand in the U.S.  This opinion is based on discussions and marketing efforts with building suppliers in Florida and other parts of the U.S.

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

(a) Evaluation of Disclosure Controls and Procedures

The  Company's   management  has  reviewed  the  effectiveness  of  its disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial  reporting (as defined in Securities Exchange Act of 1934, as amended, Rules  13a-15(f)  and  15d-15(f))  as of the fiscal  year end of this annual report on Form 10-KSB.  Based on the restatement of the 2005 financial statements, management determined that the disclosure controls and procedures were ineffective.  The Company conducted a disclosure controls and procedures review during the week of September 10, 2007, which review consisted of:  (a) Company Audit Committee meeting with outside public auditors to review possible enhancements in the disclosure controls and procedures; (b) outside legal counsel review of Company’s SEC filing history since December 31, 2006 to date; and (c) a Board of Directors’ meeting to review the conclusions of the meeting and review referenced in “(a)” and “(b)”, respectively.  Based on this review, CHDT Corp. has concluded that its disclosure controls and procedures need to be further revised to render them effective.  Those revisions include:  (aa) requiring the Audit Committee to meet each fiscal quarter, at least fifteen days, prior to the filing deadline for any Form 10-KSB or Form 10-QSB by the Company, in order to review the audit or review process, identify and address any possible obstacles to timely filing of Form 10K-SB’s and Form 10-QSB’s; (bb) authorizing the Audit Committee, the creation of a Controller position and the retention of outside legal counsel to prepare and do the initial review of  Form 8-K filings as well as having the current review by all the senior operations executives of the Company and then presenting the draft Form 8-K for a senior operations executive review and signature prior to filing  with the SEC; (cc) appointing an additional independent director to the Company Audit Committee.  The Company has also hired an Executive Secretary who has the responsibility of monitoring meetings and activities of the Board of Directors and its committees.  Management believes that had these controls been in place, the 2005 restatement would not have occurred.

These measures are being taken to improve the Company’s timely filing of all Exchange Act reports by streamlining the review and approval process without any sacrifice in quality.  The Company has found that the current review process often leads to delays in the filing of Exchange Act reports without any substantive changes in the proposed filing.  Further, the appointment of a Company controller is deemed necessary to expedite the production of review drafts of Form 10-KSB and Form 10-QSB and provide the Company with additional time to review draft Form 10-KSB and Form 10-QSB filings, and to also ensure the accuracy of the underlying accounting records.

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

(b) Changes in Internal Controls

One of our Directors, an experienced CPA has been retained to act as Chief Financial Officer, which at this time is a part-time position.

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

3. EXHIBITS

2.1	Purchase Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among China Direct Trading Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement, dated September 15, 2006, by and among China Direct Trading Corporation, Capstone Industries, Inc. and Certain Selling Shareholders
3.1	Articles of Incorporation of the Company *
3.1.1	Articles of Incorporation of China Direct Trading Company, a wholly-owned subsidiary of the Company **
3.2	By-laws of the Company***
10.1	Voting Agreement, dated January 27, 2006, by and among China Direct Trading Corporation, William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement, dated January 27, 2006, among William Dato, China Direct Trading Corporation and Complete Power Solutions, LLC. +
10.4	Form of July 20, 2005 sales agency agreement between China Direct Trading Corporation and Sutter's Mill Specialties. +
10.5	Form of Non-Qualified Stock Option+
14	Code of Ethics Policy, dated December 31, 2006+++
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++++
32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.++++
_____________________________
*	Incorporated by reference to Annex C to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
**	Incorporated by reference to Annex G to the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
***	Incorporated by reference to Annex D the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
****	Incorporated by reference to Annex H the Special Meeting Proxy Statement, dated April 15, 2004, filed by China Direct Trading Corporation with the Commission on April 20, 2004.
+	Incorporated by reference to Exhibit 2 to the Form 8-K filed by China Direct Trading Corporation with the Commission on January 31, 2006.
++	Incorporated by reference to Exhibit 2 to the Form 8-K filed by China Direct Trading Corporation with the Commission on January 26, 2007.
º	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by China Direct Trading Corporation with the Commission on September 18, 2006.
+++	Incorporated by reference to Exhibit 14 to the Form 10KSB filed by China Direct Trading Corporation with the Commission on April 17, 2007
++++	Filed Herein.

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

Service	$26,720	$17,382
Tax Fees	$280	$288
All Other Fees	$-	$-

Total	$27,000	$17,670

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

AUDIT  COMMITTEE  PRE-APPROVAL OF AUDIT AND  PERMISSIBLE  NON-AUDIT  SERVICES OF INDEPENDENT AUDITORS

The Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation.  Pre-approval  is  generally  provided  for up to one  year  and any pre-approval  is detailed as to the  particular  service or category of services and is generally  subject to a specifically  approved  amount.  The  independent auditors  and  management  are  required  to  periodically  report  to the Audit Committee regarding the extent of services provided by the independent  auditors in accordance  with this  pre-approval  and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee pre-approved 100% of the Company's 2006 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission’s final pre-approval rules.

CHINA DIRECT TRADING CORPORATION
AND SUBSIDIARIES

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

DECEMBER 31, 2006 AND 2005

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Independent Auditor’s Report (Capstone Industries, Inc.)	F - 3

Consolidated Balance Sheets
December 31, 2006 and 2005	F - 4

Consolidated Statements of Operations for the
Years Ended December 31, 2006 and 2005	F - 6

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2006 and 2005	F - 7

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2006 and 2005	F - 10

Notes to Consolidated Financial Statements	F - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
China Direct Trading Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of China Direct Trading Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financials statements of Capstone Industries, Inc., a wholly owned subsidiary, which statements reflect total assets of $812,910 as of December 31, 2006 and total revenues of $847,743 for the period from September 13, 2006 (date of acquisition) to December 31, 2006.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Capstone Industries, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Direct Trading Corporation and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

__/s/ Robison, Hill & Co.___
Certified Public Accountants

Salt Lake City, Utah
April 16, 2007

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Capstone Industries, Inc.
(A Wholly Owned Subsidiary of China
      Direct Trading Corporation)
Cooper City, Florida

We have audited the accompanying balance sheets of Capstone Industries, Inc. (A Wholly Owned Subsidiary of China Direct Trading Corporation), as of December 31, 2006 and 2005, and the related statements of income and retained earnings, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Industries, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
March 23, 2007

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		Restated
	December 31,	December 31,
	2006	2005
Assets:

Current assets:
Cash	$198,084	$9,090
Accounts receivable - net	560,475	4,000
Inventory	69,895	11,760
Deposit on inventory	19,569	-
Prepaid expense	16,162	-
Note receivable from former subsidiary - short term	202,150	-

Total Current Assets	1,066,335	24,850

Fixed assets:
Computer equipment	1,632	-
Computer software	3,790	-
Machinery and equipment	100,528	-
Furniture and fixtures	4,965	4,965
Less: Accumulated Depreciation	(80,571)	(2,132)

Total Fixed Assets	30,344	2,833

Other non-current assets:
Note receivable from former subsidiary - long term	225,560	-
Goodwill	1,936,020	-
Deposits	16,775	1,775

Total other non-current assets	2,178,355	1,775

Total assets	$3,275,034	$29,458

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

		Restated
	December 31,	December 31,
	2006	2005
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$416,539	$376,849
Customer deposits	-	24,891
Due to related parties	400,000	300,000
Notes and loans payable to related parties - current maturities	726,759	16,011

Total current liabilities	1,543,298	717,751

Non-current liabilities
Notes and loans payable to related parties	767,589	-
Investor loans payable	54,038	-

Total non-current liabilities	821,627	-

Total Liabilities	2,364,925	717,751

Stockholders' Deficit:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued 607,000 at December 31, 2006
and 8,000 shares at December 31, 2005	607	8
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 1,193,769 at December 31, 2006 and -0- at
December 31, 2005	119,377	-
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 536,406,750 shares at December 31, 2006
and 543,122,028 shares at December 31, 2005	53,642	54,313
Related party receivable	(1,775,864)	-
Additional paid-in capital	4,166,747	832,665
Accumulated deficit	(1,654,400)	(1,575,279)

Total Stockholders' Deficit	910,109	(688,293)

Total Liabilities and Stockholders’ Deficit	$3,275,034	$29,458
The accompanying notes are an integral part of these financial statements.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Restated
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2006	2005
Revenues	$1,547,073	$911,583
Cost of Sales	(884,033)	(658,084)
Gross Profit	663,040	253,499

Operating Expenses:
Sales and marketing	122,276	15,998
Compensation	237,907	404,580
Professional fees	193,073	92,930
Consulting	86,402	252,000
Legal settlements	-	28,000
Other General and administrative	209,037	178,233
Total Operating Expenses	848,695	971,741

Net Operating Income (Loss)	(185,655)	(718,242)

Other Income (Expense):
Interest expense	(52,356)	(15,347)
Interest income	9,466	18
Total Other Income (Expense)	(42,890)	(15,329)

Net Income (Loss) from continuing operations	(228,545)	(733,571)

Discontinued Operations
Income (Loss) from discontinued operations	149,424	-

Net Income (Loss)	$(79,121)	$(733,571)

Income (Loss) per Common Share
Continuing operations	$-	$-
Discontinued operation	-	-
Net Income (Loss)	$-	$-

Weighted average shares outstanding	543,237,156	525,402,195

The accompanying notes are an integral part of these financial statements.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit

Balance at December 31, 2004	8,100	$8	-	$-	515,453,800	$51,546	$93,432	$(841,708)
January 2005 - Shares issued for services	-	-	-	-	500,000	50	27,950	-
April 2005 - Shares issued for services	-	-	-	-	6,940,030	694	199,306	-
May 2005 - Shares issued for services	-	-	-	-	100,000	10	2,990	-
May 2005 - Preferred shares returned
to treasury and cancelled	(100)	-	-	-	-	-	-	-
June 2005 - Shares issued for accrued
expenses	-	-	-	-	9,523,810	952	199,048	-
June 2005 - Shares returned to treasury
and cancelled	-	-	-	-	(6,896,552)	(690)	690	-
October 2005 - Shares issued for accrued
expenses	-	-	-	-	6,250,000	625	99,375	-
November 2005 - Shares issued for legal
services	-	-	-	-	588,718	59	12,441	-
November 2005 - Shares issued for
legal services	-	-	-	-	1,140,000	114	28,386	-
December 2005 - Shares issued for
services	-	-	-	-	2,300,000	230	39,770	-
December 2005 - Shares issued for
accrued expenses	-	-	-	-	5,555,555	556	99,444	-
December 2005 - Shares issued for cash	-	-	-	-	1,666,667	167	29,833	-

Net loss	-	-	-	-	-	-	-	(733,571)

Balance at December 31, 2005 - Restated	8,000	8	-	-	543,122,028	54,313	832,665	(1,575,279)

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit
January 2006 - Series B Preferred Shares
issued for cash	-	$-	657,000	$65,700	-	$-	$571,300	$-
January 2006 - Series A Preferred Shares
issued for acquisition of Complete Power	600,000	600	-	-	-	-	1,199,400	-
June 2006 - Conversion of Preferred
Series A stock to common stock	(1,000)	(1)	-	-	1,000,000	100	(100)	-
June 2006 - Shares issued for employee
compensation	-	-	-	-	500,000	50	37,450	-
June 2006 - Shares issued for consulting
services	-	-	-	-	200,000	20	5,980	-
June 2006 - Shares issued for public
relations services	-	-	-	-	600,000	60	17,940	-
June 2006 - Shares issued for legal fees	-	-	-	-	34,722	3	1,108	-
July 2006 - Shares issued for investor
relations	-	-	-	-	250,000	25	8,725	-
July 2006 - Shares issued upon exercise
of stock option for cash	-	-	-	-	4,000,000	400	71,600	-
August 2006 - Shares issued for legal
fees	-	-	-	-	250,000	25	25,225	-
September 2006 - Shares issued for
accrued directors fees	-	-	-	-	5,000,000	500	174,500	-
September 2006 - Shares returned to
treasury and cancelled	-	-	-	-	(800,000)	(80)	80	-
September 2006 - Shares issued upon
exercise of stock option for cash	-	-	-	-	25,000	3	1,148	-
September 2006 - Shares returned to
treasury and cancelled, in exchange
for Series B preferred shares	-	-	-	-	(20,000,000)	(2,000)	2,000	-
September 2006 - Series B preferred
shares issued in exchange for common	-	-	300,030	30,003	-	-	(30,003)	-

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit
September 2006 - Series B preferred
issued for Capstone acquisition	-	$-	236,739	$23,674	-	$-	$1,226,326	$-
October 2006 - Shares issued upon
exercise of option for cash	-	-	-	-	1,975,000	198	9,678	-
October 2006 - Shares issued for
investor relations services	-	-	-	-	250,000	25	11,725	-

Net Loss	-	-	-	-	-	-	-	(79,121)

Balance at December 31, 2006	607,000	$607	1,193,769	$119,377	536,406,750	$53,642	$4,166,747	$(1,654,400)

The accompanying notes are an integral part of these financial statements.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(79,121)	$(733,571)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Gain on disposal of discontinued operations	(668,326)	-
Stock issued for accrued expenses	175,000	400,000
Stock issued for expenses	108,361	312,000
Depreciation	7,302	1,235
(Increase) decrease in advances	-	3,061
(Increase) decrease in accounts receivable	(347,624)	(4,000)
(Increase) decrease in inventory	281,974	(11,760)
(Increase) decrease in prepaid expenses	(8,662)	9,000
(Increase) decrease in deposits	(34,569)	(62)
(Increase) decrease in interest receivable	(8,750)	-
Increase (decrease) in accounts payable and accounts payable	(328,967)	186,750
Increase (decrease) in due to related parties	100,000	(200,000)
Increase (decrease) in deposits from customers	(24,891)	(58,789)
Net cash used in continuing operations	(828,273)	(96,136)
Net cash used in discontinued operations	518,902	-
Net cash used in operating activities	(309,371)	(96,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Pre-acquisition loan receivable from subsidiary - Capstone	(125,000)	-
Acquisition of subsidiary - Capstone	(716,324)	-
Acquisition of former subsidiary - Complete Power Solutions	(637,000)	-
Loans to former subsidiary - Complete Power Solutions	(217,150)	-
Purchase of property and equipment	(18,686)	(2,277)
Net cash provided by (used) investing activities	(1,714,160)	(2,277)

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

		Restated
	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable to related parties	1,492,500	30,000
Repayments of notes and loans payable to related parties	(50,000)	-
Proceeds from investor loans payable	50,000	-
Proceeds from sales of common stock - exercises of options	83,025	-
Proceeds from sales of preferred stock - Series B	637,000	-
Net Cash Provided by Financing Activities	2,212,525	30,000

Net (Decrease) Increase in Cash and Cash Equivalents	188,994	(68,413)
Cash and Cash Equivalents at Beginning of Period	9,090	77,503
Cash and Cash Equivalents at End of Period	$198,084	$9,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,482	$740
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In September 2006,  the Company issued 5,000,000 shares of common stock for accrued directors fees valued at $175,000.

In January 2006 the Company issued 600,000 shares of series “A” preferred stock, convertible into 50,738,958 shares of the Company’s common stock and paid $637,000 in cash in connection with the acquisition of a 51% majority interest in CPS.  The stock was valued at $1,200,000.

In January 2007 , the 600,000 shares of series “A” convertible preferred issued to CPS were returned to the treasury and cancelled, in connection with the Company’s sale of its interest in CPS.  None of the preferred shares were converted to common shares.  The shares were valued at $1,775,864.

In September, 2006 the Company issued 236,739 shares of its series “B” preferred stock and paid $750,000 in cash in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc.  The shares were valued at $1,250,000.
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

Stock-Based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2006 included $108,621, consisting of $37,500 included in employee compensation, $44,500 for consulting fees, and $26,366 for professional fees. Stock-based compensation expense for the year ended December 31, 2005 included $684,000, consisting of $400,000 included in employee compensation, $243,000 for consulting fees, and $41,000 for professional fees.  In addition, during the year ended December 31, 2006, the Company recorded payment of accrued directors’ fees of $175,000 with stock-based compensation.

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

In June, 2006 the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted.  Management is evaluating the financial impact of this pronouncement.

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

Accounts Receivable

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States.  The Company typically does not require collateral from customers. Credit risk is limited due to the financial strength of the customers comprising the Company’s customer base and

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

their dispersion across difference geographical regions.  The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

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

On September 15, 2006, the Company executed a $750,000 promissory note payable to the CEO of the Company, secured by the accounts receivable of the note holder.  The note carries an interest rate of 8% per annum.  Interest is payable each calendar quarter, commencing with the quarter ended December 31, 2006.  All principal is payable if full, with accrued interest, on December 31, 2008.  At the option of the note holder, any quarterly interest or the principal may be paid in cash or in shares of the Company’s common stock or a combination of cash or shares.  Any shares issued shall have a value of $ .08 per share for purposes of calculating the amount of principal or interest paid by the issuance of each share.  The proceeds from this note were used to funds to Capstone acquisition.  As of December 31, 2006, the total amount payable on the note was $767,589, including $17,589 of accrued interest.  The carrying amount of the collateral, the Company’s accounts receivable, was $560,475 as of December 31, 2006.

Overseas Building Supplies - Notes Payable to Chief Executive Officer

On December 14, 2006, Overseas Building Supply received proceeds from a note payable of $2,500 to the CEO. The note carries an interest rate of 8% per annum and is due on demand.  At December 31, 2006, the total amount due on this loan was $2,510.

China Direct and Souvenir Direct - Loans Payable to Chief Executive Officer

In addition, during the period from August 24, 2006 through November 30, 2006, the CEO made loans to the Company totaling $490,000, including $10,000 to the Company’s wholly owned subsidiary, Souvenir Direct, Inc.  The loans carry interest of 8% and are payable on demand.  In November 2006, the Company repaid $50,000 of this amount.  As of December 31, 2006, the total amount payable on these loans was $438,738, including $8,738 of accrued interest.  Subsequent to December 31, 2006, the Company repaid a total of $144,875.

Based on the above, the total amount payable to the CEO as of December 31, 2006 and 2005 was $1,475,077 and $5,337, respectively, including accrued interest of $35,077 and $587, respectively.

The maturities under the notes and loans payable to related parties for the next five years are:

Year Ended December 31,
2007	$726,759
2008	767,589
2009	-
2010	-
2011	-
Total future maturities	$1,494,348

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

NOTE 5 – INVESTOR LOANS PAYABLE (continued)

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

In December 2005, the Company issued 5,555,555 shares of common stock to the Company’s CEO for accrued compensation of $100,000.

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

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

As of December 31, 2006, a total of 7,000 shares of series “A” preferred stock were issued and outstanding, and are convertible into common shares, at a rate of 1,000 shares of common stock for each share of series “A” preferred stock and are redeemable at the option of the Company.

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

CPS is also indebted to China Direct under a promissory note in the original principal amount of $250,000, executed by William Dato on June 27, 2006 and payable to China Direct, bearing interest at 7% per annum and maturing on June 30, 2007, subject to extension (the “2006 Promissory Note”) and subject to offset by (i) $41,600 owed by an affiliate of China Direct to the CPS funds advanced by CPS for portable generators that were never delivered and (ii) $15,000 as an agreed amount paid to compensate CPS for certain refunds required to be made by CPS (which amounts have been first applied to accrued and unpaid interest due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Promissory Note to maturity (June 30, 2007) and then to reduce the principal amount of the 2006 Promissory Note to $210,900 ..

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

Capstone Industries

On September 13, 2006 the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and Stewart Wallach, the sole shareholder of Capstone. Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by a note payable to the Company’s CEO and $1.25 million of the Company’s series B Preferred Stock, $0.01 par value per share, which Series “B” stock is convertible into 15.625 million “restricted” shares of China Direct Common Stock, $0.0001 par value (common stock). China Direct has agreed to register shares of Common Stock under the Securities Act of 1933, as amended, to cover conversion of the Series “B” Stock issued to Mr. Wallach in the acquisition of Capstone. China Direct will operate Capstone as a wholly-owned subsidiary. As of the date of this report these share have not been registered.  The Capstone acquisition was recorded as follows:

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

NOTE 11 - LEGAL SETTLEMENTS (continued)

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

On January 25, 2005, the U.S. District Court for the Southern District of New York (“Court”) dismissed without prejudice the lawsuit against China Direct Trading Corporation in the previously reported civil case styled Celeste Trust Reg., Esquire Trade, et al. v. CBQ, Inc. (Case# 03 Civ. 9650 RMB; US District Court, Southern District for New York, 12/4/2003).

The lawsuit was dismissed in a response to China Direct Trading Corporation’s motion to dismiss.  The Plaintiffs  were entitled to refile the lawsuit if they an amended complaint on or before March 1, 2005. The Plaintiffs filed an amended complaint with the Court on February 24, 2005.

On July 20,  2006, the Court dismissed the amended complaint by the Plaintiffs, but did not rule on Plaintiffs’ motion for default judgment, which China Direct filed an opposing motion,  against Networkland, Inc. and Technet Computer Services, Inc., two dormant companies.  The Plaintiffs attempted to appeal the dismissal of the amended complaint, but the U.S. Circuit Court of Appeals for the Second Circuit did not accept that appeal because the Court had not decided the motion for default judgment against the other defendants.  To date, the plaintiffs have not taken any actions known to me to resolve this impediment to an appeal of the dismissal of the amended complaint

China Direct does not believe that the claim of the Plaintiffs is valid and China Direct intends to aggressively defend against this lawsuit.  China Direct does not have the financial wherewithal to pay the damages sought by the Plaintiffs.  No estimate of the outcome may be made at this time, but the plaintiffs have failed to date to pursue the steps necessary to file an appeal of the Court’s dismissal of their complaint against China Direct.

CHINA DIRECT TRADING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCIES (continued)

The lawsuit claims that China Direct owes to the Plaintiffs the consideration paid for the acquisition of the assets of Networkland, Inc. and Technet Computer Services, Inc. in March 2001 because the plaintiffs were secured creditors of the sole shareholder of those two companies and the assets sold to China Direct were covered by Plaintiff’s lien against the sole shareholder of Networkland, Inc. and Technet Computer Service Corporation.

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

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

CHINA DIRECT TRADING CORPORATION

Dated: March 3, 2008	By	/S/Stewart Wallach
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 3rd day of March 2008.

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

30