Form 10KSB
period 2007-12-31
CHDT CORP
filed 2008-03-31
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     _______ to _______

Commission File Number 000-28831

CHDT CORPORATION
 (Exact name of small business issuer as specified in its charter)

Florida	84-1047159
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

350 Jim Moran Boulevard, Suite 120 Deerfield Beach, Florida	33442
(Address of principal executive offices)	(Zip Code)

(954) 252-3440
 (Small business issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered.
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [____]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ___   No X

The issuer’s revenues for the year ended December 31, 2007 were $2,826,842.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of March 28, 2008 was approximately $5,152,549 (1). There were 561,941,645 shares of the issuer’s Common Stock, $0.0001 par value per share, outstanding as of March 28, 2007.

(1)	Non-affiliates of CHDT include all shareholders other than directors, executive officers and holders of 10% or more of the Common Stock. Based on average stock price of $0.258.

Documents Incorporated by Reference

Portions of the Company’s Information Statement under Regulation 14C, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2007,  are incorporated by reference into Part III hereof.

Indicate by check mark whether Transitional Small Business Disclosure Format: Yes ____ No x

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains  statements  that  constitute   "forward-looking statements"  as defined under the Private  Securities  Litigation  Reform Act 1995,  as amended.  Those statements  appear in a number of places in this Report and include,  without limitation,  statements  regarding the intent,  belief and  current  expectations of the Company, its directors or its officers with respect to the  Company's  policies  regarding  investments,  dispositions,  financings, conflicts of interest and other  matters;  and trends  affecting  the  Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future  performance and involves several risks and  uncertainties, and actual  results  may  differ  materially  from those in the  forward-looking statement as a result of various factors – some factors being beyond the Company’s control. The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors  that  could  cause  such   differences.   With respect  to  any  such forward-looking   statement   that  includes  a  statement  of  its  underlying assumptions  or  bases,  the  Company  cautions  that,  while it  believes  such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases  almost  always vary from  actual  results,  and the  differences between  assumed facts or bases and actual results can be significant or “material”  depending on the circumstances.  When, in any forward-looking statement, the Company, or its management,  expresses  an  expectation  or belief as to  future  results,  that expectation  or belief is  expressed  in good  faith and is  believed  to have a reasonable  basis, but there can be no assurance that the stated  expectation or belief will result or be achieved  or  accomplished.  Further,  the Company is a "penny stock" and a micro-cap  company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report on Form 10-KSB are made as of the date hereof, and we do not assume any obligation to update,  amend or clarify them to reflect  events,  new  information  or  circumstances  occurring  after the date hereof.

DEFINITIONS:

As used in this Report on Form 10-KSB, the following terms have the stated meaning or meanings:

(1) CHDT Corporation, a Florida corporation, may also be referred to as “we,” “us” “our,” “Company,” or “CHDT.” Unless the context indicates otherwise, “Company” includes in its meaning all of CHDT subsidiaries.
(2) “China” means Peoples’ Republic of China.
(3) “V” means volts.
(4) “W” means watts.
(5) References to "'33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(6) References to "'34 Act" or "Exchange Act" means the  Securities  Exchange Act of 1934, as amended.
(7) “SEC” or “Commission” means the U.S. Securities and Exchange Commission.

PART I

Item 1.   The Company

Overview.  We are a public holding company organized under the laws of the State of Florida and engaged in business thorough our sole, wholly owned operating subsidiary, Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired by us in a cash and stock transaction on September 13, 2006 (“Capstone”).  Our Common Stock, $0.0001 par value, is quoted on the Over-the-Counter Bulletin Board under the Symbol “CHDO.OB” (“Common Stock”).  Capstone produces: (1) STP®-branded power tools and automotive accessories, and (2) portable booklights, specialty flashlights, multi-task lights optical magnifiers, and (3) Simply Comfort® line of comfort body products, through Chinese contract manufacturers.  We distribute those products through national and regional retailers and distributors in the United States (See: “Current Products” below).

We have two wholly subsidiaries with no business operations, operating assets or staff: Souvenir Direct, Inc., a Florida corporation, (“SDI”) and Overseas Building Supply, LC, a Florida limited liability company that is in the process to being renamed “Black Box Innovations, L.C.”  (“BBIL”).  We expect the name change of BBIL to be completed by early April 2008. We intend to completely liquidate SDI in April 2008, and we intend to develop a new consumer electronics product line to be promoted by BBI by the second or third fiscal quarter of fiscal year 2008.

Recent Developments: On December 1, 2007, Capstone and SDI entered into a Purchase and Sale Agreement (the “SDI Purchase Agreement”) with Magnet World, Inc., a Florida corporation (“MWI”).  Under the SDI Purchase Agreement, the operating assets of SDI were sold to MWI for $200,000 cash.  Capstone had been marketing and selling SDI’s line of promotional, gift and souvenir products for most of fiscal year 2007. We decided to sell SDI’s business in order to: (i) focus on our primary business line, Capstone’s consumer products; (ii)  eliminate a secondary business that was not contributing positive cash flow on a consistent basis  and, constituted a drain on resources needed,  for the  Capstone consumer product business line;  and (iii) to  obtain cash to fund Capstone’s consumer product business, especially the STP®-branded power tool product line  introduced in October 2007.  With the sale of SDI’s assets, Capstone’s consumer product line became our sole business line in 2007.

Company History:  The Company history is set forth after “Employees” below in this Part 1, Item 1 of this Form 10-KSB.

Current Products.   Capstone is engaged in the business of producing the following consumer products, which are, unless indicated otherwise, manufactured for and under the trade name of “Capstone” by contract manufacturers in China, distributed by us and sold through regional and national retailers and distributors in the United States:

(1)           STP®-Branded Power Tools and Automotive Accessories :  Under an April  2007 licensing agreement with Clorox Company, we have the right to use the trade name STP® on a line of power tools and automotive accessories made for Capstone by Chinese manufacturers and sold by Capstone though its distribution channels in the United States. STP® is a registered trademark of The Armor All/STP Products Company, which is owned by Clorox Company.  Our licensing rights to the STP® trademark require periodic licensing payments to Clorox Company and achievement of certain milestones in sales.  Clorox Company is a Delaware corporation and an SEC reporting company.

A selection of these STP ®-branded products, which are designed for home use and are not contractor-grade tools, are:

(a)
3.6 Volt Cordless Li-Ion Screwdriver with internal Lithium batteries, forward-reverse trigger, directional indicator lights and soft touch exterior coating with 2 drill bits and 4 screw bits in a charging cradle.

(b)
4.0 Volt Cordless Li-Ion Screwdriver with internal Lithium batteries, forward-reverse trigger, directional indicator lights, Led work light with 4 screw bits and 2 drill bits – screwdriver has a soft touch exterior coating and comes in a sturdy storage bag.

(c)
8.0 Volt Cordless Li-Ion Screwdriver with internal Lithium batteries, forward-reverse trigger, directional indicator lights, Led work light with 4 screw bits and 2 drill bits – screwdriver has a  soft touch exterior coating and comes in a sturdy storage bag.

(d)
12 Volt Cordless Li-Ion Drill and Driver with 12 Volts of battery power, Lithium-Ion battery power source, 3/8” chuck, 16 torque settings, variable speed trigger, forward and reverse button, built-in LED work light, over-mold comfort grip and soft touch exterior coating.  Product includes a carry case, 1-hour battery charger, four driver bits and two drill bits and a sturdy storage bag.

(e)
20.0 Volt Cordless Lithium 2 Piece Starter Kit, which includes a Drill-Driver, which has 3 led work light, battery meter, bubble level over-mold comfort grip, 1 hour fast battery charger and lithium battery.

(f)
20.0 Volt Cordless Lithium 4 Piece Tool Kit, which includes a Drill-Driver, which has 3 led work light, battery meter, bubble level over-mold comfort grip, 1 hour fast battery charger and lithium battery, Reciprocating Saw, and 24 LED worklight, titanium bits and a BMC case or sturdy storage bag.

(g)	19.2 Volt Cordless Ni-Cad 4 Piece Tool Kit, which includes a Drill-Driver, Reciprocating Saw, Circular Saw and Worklight, drill bits , battery charger and Ni-CD interchangeable battery

(h)	19.2 Volt Cordless Ni-Cad Circular Saw, which has laser guide, spindle lock, safety switch, comfort grip, 45 degree cutting depth (1 7/16”), 0-3660 RPM (no load) and soft touch exterior coating;

(2)  AUTOMOTIVE ACCESSORIES

Inverters:

(a) 100 Watt, 200 Watt, 400 Watt and 1000 Watt Inverters;

(b) 12 Volt Portable Air Compressor (inflates up to 250psi);

(c)    STP®-branded Clocks,  Weather Station, Stools and Creepers for the shop or garage; and

(d)     Spotlights, in various candle power strengths from 1million cpm- 10million cpm.

Warranties.  We provide limited home use warranties, usually two years in duration, for most of our STP® branded power tools and one year for most of the automotive accessories.  Our product history has not been long enough to develop any opinion on the impact of warranty claims on our financial results for STP®-branded power tool products. However a full customer service hotline and repair center has been contracted out to support these needs as required.

(3) Portable Book Lights and Specialty Lights:  We produce and sell the following LED lighting products under the Capstone name: Multi-Task LED Lights, Focus Booklights, Slimline Booklights, the Ultraslim Booklights, the Tri Lite Ultimate Booklight(s), Timely Reader Booklight(s) and Young  Reader(s)  Booklights, The Flip Neck Booklight, 3 LED Mini Clip Light These LED booklights are small, light-weight, portable, attach to reading  materials and  illuminate the area of the text and are powered by batteries or an AC adapter;  Many of the same products are offered under a private label program for several major retailers.

(4)   Optical Magnifiers: We produce and sell under the Capstone name the following pocket-sized reader magnifiers: the LED Wallet Magnifer and  Round Lens-Led with handle Magnifier which are all products that illuminate and magnify  the  area  of text  and  powered  by  batteries; These are also offered under a Private Label Program; and

(5)   Flashlights:  We produce and sell under the Capstone name the Liqui-Lights flashlights,  which  are   flashlights   with   liquid  in  the   handle   with themes and characters (such as sports objects) floating in the liquid and are intended  for youths; and

(6)   Massagers:  We sell  roll-up pad style, chair back and contour-flex neck massagers – all under the  Simply Comfort®-brand name; and

(7)   Mp3 Accessories:  We sell Simply Comfort® (Memory Foam) speakers for MP3 players, which speakers are in a pillow, a wrap that covers the ears and sleeper shades that block out light.

Simply Comfort: Created by NASA, Memory Foam is a visco-elastic foam that is made up of cells that open and close and adjust to body weight and temperature. No other widely produced, commercially available material has this custom shaping type of feeling that you get from Memory Foam.  Memory Foam is temperature sensitive and becomes harder (more viscous) in lower temperatures and softer and bouncier (more elastic) in higher temperatures.  We employ this material to make some of our products more comfortable to use to the touch.  Memory Foam is available to commercial concerns.

Distribution of Products:  Capstone distributes its products through existing national and regional distributors and retailers in the United States, including,   office-supply  chains,  book store chains, warehouse clubs, supermarket chains, drug chains,  department stores, catalog houses, online retailers and book clubs.   Our largest distribution channels are: Target Stores, Wal-Mart,  Meijer,  Staples, Office Depot, Barnes & Noble book stores, Fred Meyer/Kroger Stores, Costco, Scholastic  Books,  Rite Aid Drug Stores.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order. With the launch of the power tools and automotive accessories, we will be entering additional distribution channels that include DIY and hardware stores, automotive parts chains and farm & fleet stores,  but also will be introduce the new line to the applicable departments within our existing customer base.

Marketing and Sales:  We use employee-salesmen, distributors, and a network of  manufacturer representatives to direct sell our products to the distribution channels referenced above.   We also display and market our products at industry trade shows to promote our products to retailers and distributors in North America. We rely on our distribution channels to advertise our products to the consumers.   We have redesigned and developed  new Websites for CHDT, Capstone and STP®-branded tools. These are user friendly sites and designed to be informational purposes only. We do not plan at this point to develop consumer e-commerce capabilities on any of these sites.

We also try to promote our products through sponsorships. On January 28, 2008, we announced that we would be the primary sponsor for the #72 MacDonald Motorsports Dodge race car, driven by D.J. Kennington, at the NASCAR Nationwide Series, Camping World 300 at Daytona International Speedway on February 16,  2008 and remain a major associate sponsor for the remaining 34 races with one more full sponsorship at Talladega on April 26, 2008. The STP® logo will be featured on the hood and back side quarter panels on car #72 and STP®-branded Capstone tools will become the official tools of MacDonald Motorsports and will be placed on McDonald Motorsports website as well as used in its garage. The sponsorship also includes a 12-race schedule in the Canadian Tire Series this summer with D.J. Kennington, which is viewed on the Cable Speed Channel.

Strategy:  We intend to become a major producer of certain identified consumer product categories in the United States.    We expect to  bring new ideas and concepts to these categories through innovation and new technology, but with certain benchmarks, namely:

-	designed for an everyday use or task;

-	is affordable within the range of manufacturer’s suggested retail price for such a product (below $100 or $200 dollars, depending on product and market segment);

-	represent value when compared to items produced or marketed by major consumer product companies on a national scale; and

-	has reasonable profit and profit margin opportunity and acceptable market penetration costs, in our opinion.

We hope to accomplish this goal by:

-           Leveraging Chinese Manufacturing Relationships:  China has become a major manufacturing source for products sold in the U.S. because many of the Chinese manufacturers can quickly produce as well as engineer quality products meeting all design and product specifications, produce such products at an extremely competitive per unit cost (because of low labor rates and relatively modern manufacturing facilities) and timely direct ship those products to any place in the world.  Often, it is more economical and efficient to manufacture products in China and have them shipped to the United States than to have such products produced in North America. While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States. We also have very close business partnerships with two Hong Kong-based companies, named Asian Outsource and Design Group and Prosource Corp, who work with us to develop and prototype new product concepts and then interface with our Chinese factories to ensure products are Quality Control tested before and during production. These Companies also provide logistical support to ensure on time shipments; and

-           Experienced in Dealing with Retail and Distributor Networks:  We believe our management has extensive experience in getting consumer products into the retail and distribution channels, which is key to being competitive in our segments of the consumer product industries; and

-           Niche Markets.  We believe our management is experienced in locating and developing niche consumer product opportunities that may be overlooked or underexploited by competitors, especially larger competitors.   Typically, we seek to find consumer products where we believe that we can win a profitable niche of the market share – one where the number or extent of commitment of competitors presents a reasonable opportunity to acceptable market entry costs to obtain a profitable market niche.

-           Leveraging Licensing and Brand Name Services.  We are pursuing using recognized trademarks or logos of other companies to assist our products in gaining market recognition and acceptance without extensive marketing and advertising campaigns.  The current STP® branded power tool product line is the first and an instance of such leveraging of existing trademarks.

-           Acquisition for Niche Consumer Products. We will also pursue acquiring promising niche consumer products by acquiring other companies with such niche consumer products or the technology to develop such niche consumer products.  We will use,  in most instances, the Common Stock to acquire such companies.  If cash is required for an acquisition, we will have to raise such cash by selling our securities to investors and/or borrowing money from our officers and directors and/or third party sources.  The selling of our securities will dilute our existing shareholders and the borrowing of money will divert any cash flow from operations.  Despite these negative consequences, we believe that we cannot be competitive or successful without innovation and expansion of consumer products, which may require acquisition by merger or other form of acquisition.

Patents and Proprietary Rights:

Patents currently owned by CHDT Corp include:

•	Liqui-Light Flashlights.

•	Timely Reader Booklights with Timer and Auto Shut Off.

Trade Marks owned by CHDT Corp include:

•	Liqui-Lights

•	Timelyreader

•	Pagesitters

•	Simply Comfort

There can be no assurance that patent applications owned by us, or licensed to us, will issue as patents or that, if issued, our patents will be valid or that they will provide us with meaningful protection against competitors or with a competitive advantage. There can be no assurance that we will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us. Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others. In particular, if we are unable to obtain issuance of a patent with broad claims with respect to our products or if we are unable to prevail in oppositions against our foreign patents with similar claim scope, a competitor may be able to design around our patent rights by employing technologies or innovations that are not covered by our subsisting patents.

Much of our know-how and technology may not be patentable. To protect our rights, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, our business may be adversely affected by competitors who independently develop competing technologies, especially if we obtain no, or only narrow, patent protection.

Lastly, there can be no assurance that third-parties will not bring suit against us for patent infringement by a licensee or us , or to have our patents declared invalid

Competition:  Capstone competes against numerous consumer product companies.  Competitors of Capstone include:  Zelco Industries,  Inc. of  Mount Vernon,  New York,  which makes the ITTY BITTY(TM) light and Lightwedge, LLC of Nantucket,  New  Massachusetts.  With trends and  technology  continually changing,  to remain competitive in the industry, Capstone  will have to continue to develop and introduce new products and color options at competitive  pricing.  Many national retailers  such as Target,  Walmart and Barnes & Noble offer book lights as part of their product line. Where possible,  we will endeavor to introduce the latest battery technology identified in the power tool business into our other product categories

Power Tools Segment:  According to Cleveland State University: 1

-	the global market for power tools (home use and construction grade) in 2009 is projected to be $29.2 billion;

-	In 2004, 37% of that global market was controlled by Black & Decker (U.S.), Bosch (Germany), TechTronic (Hong Kong), Makita (Japan), and Hitachi (Japan);

-	70% of the power tool market is commercial users and 30% is home users; and

-	North American makes up 40% of sales in the global power tool market.

We face extensive competition from numerous competitors in the power tool and accessory product line in the United States.  Many of our competitors have significantly greater resources, far more years in selling this market segment and far greater market share than we do.  Companies like Black & Decker, Bosch, Mikita, Hitachi, TechTronic, Porter & Cable, Panasonic, Ryobi and CPO Milwaukee are significantly larger companies than we are and they have well-established and much larger market share than we do in the U.S. home use power tool industry.  Our ability to obtain any market share in the U.S. home use power tool market will depend on the quality and price competitiveness of our Chinese-made power tool line and the name recognition and consumer acceptance of our licensed STP®-brand name for our power tool line for home use.   There are dozens of smaller companies that are competing for the U.S. home use power tool market.   We just started to market and sell our STP®-branded power tool line in October  2007. We do have sufficient track

1 See: Gross, Andrew (Cleveland State University), The Global Market  for Power Tools, http://www.springerlink.com/content/917126p01282x670/, August 23, 2006.

record to predict whether we will be able to attain any or a profitable market niche for such product line or will be able to compete in this industry segment.  Success in this market segment is important to the success of our efforts to attain sustained profitability.

Government Regulation: We are subject to regulation by federal and state securities authorities (including FINRA) as well as usual and customary state and county business and tax regulation of a for-profit business.  Capstone is subject to the usual and customary federal, state and local business and tax regulation of a consumer products company and a for-profit business.  Neither Capstone nor we is subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business and financial affairs.   Our main concern in terms of government regulation is the changing regulatory environment in China and its impact on our ability to access our consumer product manufacturing sources and obtain our consumer products.  While the general trend in China has to be conducive to trade and commerce, China is a still a single-party nation-state in which the central government has the power to dramatically and immediately change its trade and commercial policies and laws.  China has benefited greatly from a more liberal  trade and commercial policies and laws in the 1990’s and this decade to date.  However, political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan,  could provoke a change in Chinese trade or commercial law that makes it more difficult or expensive for us to obtain consumer products.  Such a development would have a serious impact on our ability to compete in the United States in the niche consumer product market

Employees:  As of December 31, 2007, we had a total of eleven  full-time employees, consisting of 4 officers employed by CHDT, and  seven persons employed by Capstone.  Capstone may add 2 to 4 additional salespersons in the first six months of 2008 to sell its consumer products and an additional logistics coordinator

Company History:  The Company was incorporated under the name “Freedom Funding, Inc." in Delaware on September 18, 1986.  On January 18, 1989, the Company reincorporated from Delaware to Colorado. On November 18, 1989 the name of the Company was changed to "CBQ, Inc." On May 17, 2004, the Company changed its name from  "CBQ, Inc.” to “China Direct Trading Corporation” and also reincorporated from Colorado to Florida by a statutory merger.

From 1986 through 1997, the Company had no business operations and its sole activity was to pursue its business plan to investigate business opportunities in which to engage by merger or acquisition. The Company was a "blank check" shell company  during this initial  development stage.

From 1997 through 2002, the Company became a holding company acquiring a  series  of  small,  private  companies  and  operating subsidiaries.

These operating subsidiaries were engaged in either software systems development operations, resellers of computer hardware and software manufactured by other companies, installers and repair firms of computer networks, or providers of various information technology technical consulting services. Most of these acquisitions were accomplished by stock-for-stock exchanges. By the fourth quarter of 2002, these operating subsidiaries had ceased conducting business due to their inability to compete effectively in their respective geo-graphical markets; loss of key sales, technical, sales and management personnel; unexpected downturns in customer demand in certain industries (especially in the value-added reseller of computer hardware and software), inadequate management and planning (especially the lack of a coherent strategic business plan); failure of CHDT to eliminate duplicative overhead among its operating subsidiaries; inadequate financing of operations; use of financing for non-

revenue generating purpose; inability to obtain financing or funding on affordable or commercially reasonable terms or at all; or a combination of the foregoing factors.

By the first quarter of fiscal year 2003,   we  had no business operations  or source of revenue and its  management  was reduced to a caretaker officer and one to two directors.

From  December  1, 2003 to September 2006:  On December 1, 2003, we acquired SDI, which became the Company's sole wholly-owned operating subsidiary at that time.   SDI management also became our management as part of the stock-for-stock acquisition of SDI.

On January 27, 2006,  CHDT entered into a Purchase  Agreement  (the  “CPS Purchase  Agreement”) with  William  Dato (“Dato”) and Complete  Power  Solutions  LLC, a Florida limited liability company, (“CPS”)  pursuant  to which CHDT  acquired  from Dato 51% of the member interests of CPS for a purchase price consisting of the payment of $637,000 in cash and the delivery of 600,000 shares of CHDT's Series A Convertible  Preferred  Stock (the “Series A Preferred Stock”) having a stated value of $1,200,000 which are convertible into 50,739,958 shares of CHDT's Common Stock.

On January 26, 2007,  we entered into a Purchase and Settlement  Agreement, dated and effective as of December 31, 2007  ("CPS Settlement Agreement") with CPS, Dato and Howard  Ullman (our Chairman of the Board and  also Chief Executive Officer at the time),  whereby:  (a) CPS is repurchasing  the 51% CPS Membership  Interests owned by us in return for the transfer of 600,000 shares of our Series A Preferred  Stock"),  and which are convertible into 50,739, 958 shares of our Common Stock, $0.0001 par value per share, beneficially owned by  Dato, to us,  and (b) the issuance of a promissory note by CPS to us in the principal  amount of $225,560,  bearing annual interest at 7% with interest-only  payments commencing on July 1st and thereafter  being paid quarterly on April 1st, July 1st, October 1st and January 1st until the  principal and all unpaid  interest  thereon shall become due and payable on the maturity date,  being January 26, 2010, (the "2007 Promissory Note") and (c) the mutual releases  contained in the Agreement.  As a result of this transaction, we have no ownership interest in CPS and  neither  CPS nor Dato will have an  ownership  interest in us (from the CPS Purchase Agreement). The 2007 Promissory Note provides that if principal and accrued interest thereon is not paid in full by the maturity date,  then 2007  Promissory  Note's maturity  date will be roll over for  successive  one year periods until paid in full.  For any roll over period,  the annual  interest will be increased to 12%. The 2007 Promissory  Note  also  provides  that  the  principal  amount  may be automatically  increased by an amount up to $7,500 if the amount  claimed as the cost of  replacement  of a  garden  by the  customer  for a power  generator  is abandoned or settled for less than $7,500.  The Agreement allows CPS to off set, if CPS so  elects,  any  payments  due under the 2007  Promissory  Note to us  by any amounts owed to CPS under the  indemnification  provisions  of the CPS Settlement Agreement.

The 2007 Promissory Note, CPS Settlement Agreement and CPS Purchase Agreement are attached as exhibits to this Report and all summaries herein of those agreement and instrument are qualified in their entirety by reference to said agreements and note as attached as exhibits hereto.

CPS is also indebted to us under a promissory note in the original principal  amount of  $250,000,  executed  by Dato on June 27, 2006 and payable to us,  bearing  interest at 7% per annum and maturing on June 30,  2007,  subject to  extension  (the "2006  Promissory  Note") and subject to offset by (i) $41,600  owed by an affiliate of  CHDT to the CPS for funds advanced by CPS for  portable  generators  which were never  delivered  and (ii) $15,000 as an agreed amount paid to compensate CPS for refunds required to be made to clients of CPS for  cancelled  sales made  personally  by Howard  Ullman (which amounts  have been  applied  first to accrued  and unpaid interest  due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Note to maturity (June 30, 2007),  and then to reduce the principal  amount of the 2006  Promissory  Note to $210,900).

Further,  the CPS Settlement Agreement:  (a) cancels the Voting  Agreement,  dated January 27, 2006,  by and among Dato, CHDT and Howard  Ullman;  (b) removes us as a party to the Employment Agreement, dated January 27, 2006, with Dato and CPS and  (d) requires CPS and Dato to  cooperate  with us and the auditors   in    completing    all   audits    required   by CHDT’s Commission-reporting  obligations in fiscal years 2006 and 2007. Pursuant to the terms of the Agreement,  Dato resigned from all positions at CHDT and Howard Ullman  resigned from all positions at CPS - both  effective  January 26, 2007.

The net result of the CPS Settlement Agreement is to cancel the  transactions  entered into by and among CHDT, CPS and Dato under the CPS Purchase Agreement by and among CHDT, CPS and  Dato, which transaction was reported by the Form 8-K filed by CHDT with the  Commission on January 31, 2007, and end  CHDT’s involvement in the  distribution of commercial and residential standby power generators by CPS.

CHDT and certain note holders are currently involved in a lawsuit against CPS and others over payments due under the above referenced notes.

On September 15, 2006, we entered into a Stock Purchase Agreement with Capstone and Stewart Wallach, the sole shareholder, a director and a senior executive officer of Capstone. Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CHDT) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).  We have agreed to register shares of Common Stock under the Securities Act to cover the conversion of the Series B Stock issued to Mr. Wallach in the acquisition of Capstone.  We anticipate filing such registration statement in mid-2008.

As of January 1, 2007,  SDI has merged its  operations  and marketing  efforts  under the  Capstone  umbrella in order to streamline operations and consolidate sales and marketing operations under one company.

During fiscal year 2007, we ceased promoting or devoting resources to OBS’ start-up efforts to sell Chinese made roofing tiles in the United States.  The persistent downturn in the housing construction business through 2007 reduced, in our opinion, the demand for such product.  We also concluded that our Capstone consumer products business was a more promising industry segment for our limited resources.

Item 1A.  Risk Factors.

RISKS RELATED TO OUR BUSINESS

(A) VARYING,  UNPREDICTABLE  FINANCIAL RESULTS.  Our periodic operating results may significantly  fluctuate from time to time due to sales  cycles or  decreased  demand  from customers  or  reliance  on and a  decrease  in demand  from those limited number of customers that generate most of the sales revenues, or changes in business focus.  Investors should not rely on financial results for any fiscal period as an accurate basis for predicting or an indication of future financial results. Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control.  Our operating results for any particular quarter may not be indicative of future operating results.  Prospective investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future consolidated or segment performance, especially since we have experienced changes from year to year in our business lines or business focus.  It is possible that results of operations may be below the expectations of public and investors, which could cause the market price of our Common Stock to fall.  The most important of these factors include:

*            market   rejection of Chinese-made   products;
*           drop   in   consumer   demand for our products;
*           increased  competition  from  competitors, especially from competitors  with  substantially greater resources than us;
*           political or economic or trade conflicts  between the U.S. and China;
*           ability to obtain products on favorable terms from our Chinese manufacturing sources;
*           general economic conditions;
*           impact of terrorism on the businesses of CHDT;
*           the  timing  and   effectiveness   of  marketing  and product expansion programs;
*           the timing of the introduction of new products;
*           the availability of funding or financing in a timely manner and on affordable terms;
*           timing and effectiveness of capital expenditures; and
*           Strength of foreign and domestic competition.

We have also had a history of operating subsidiaries or business lines failing and several resulting changes in management and business focus.  While we are optimistic about the abilities and business plan of current management, we have not yet achieved any record of sustained profitability and growth from quarter-to-quarter.  We believe that only such a record of performance will allow any sustained increase in the market price of our Common Stock, which during the past five years has been fewer than ten cents per share.

(B) RELIANCE ON KEY PERSONNEL.  We rely on Stewart Wallach,  Gerry  McClinton, Laurie Holtz  and  Howard  Ullman for  executive  management, financial management  and  strategic planning for the Company.  The loss of the services of any one those executives would adversely impact our business and financial prospects.  Neither CHDT nor Capstone has a key-man insurance  policy or  similar  policy to fund the cost of  replacing  any of the aforesaid key personnel.  We lack internal cash resources to fund such replacement.

We may not be able to attract and retain qualified personnel,  which could impact the quality of our content and services and the effectiveness  and efficiency of our management,  resulting in increased costs and losses in revenue.  Our success also depends on our ability to attract and retain qualified  sales and  marketing,  customer  support,  financial  and accounting,  legal and other managerial personnel. The competition for personnel in the  industries  in which we operate is intense.  Our personnel may terminate their employment at any time for any reason.  Loss of personnel may also result in increased costs for replacement  hiring and training.  If we fail to attract new personnel or retain and motivate our current  personnel,  we may not be able to operate  our  businesses  effectively  or  efficiently,  serve our  customers properly or maintain the quality of our content and services

(C) MERGERS AND ACQUISITIONS.  We may seek from time to time to consummate mergers and  acquisitions of companies in complementary industries to our industries as part of a strategy to grow or acquire new products, which mergers and acquisitions could have an adverse impact on our financial and business condition and prospects as a result of inability to manage growth or integrate or manage acquired operations.  We have historically tried to expand or  grow our business  through  mergers and  acquisitions  with  small,  private companies  with existing  operations.  Except  for Capstone,  those prior efforts have failed to establish a business or businesses with steady or growing revenues, or grow the  overall  revenues  or  business  of the  Company  for any extensive period.  Most of our acquired businesses failed and we closed or sold off.

Any such mergers and acquisitions may not, due to the low market  price  of  our common  stock,  and  our lack of  extensive  cash reserves,  be consummated on terms that are favorable to us or without certain  conditions,  such as a provision allowing the acquired or merged entity to spin out of or split  off from us in the  future  or if  certain milestones are not met.

We have  throughout its history  acquired new  businesses,  as we expect to continue  to make  acquisitions  in the  future.  With respect  to  recent  and any  future  acquisitions, we may  fail to successfully  integrate  our  financial  and  management  controls,  technology, reporting  systems and procedures,  or adequately  expand,  train and manage our work force. The process of integration  could take a significant  period of time and will require the  dedication of management  and other  resources,  which may distract management's attention from our other operations. If we make acquisitions   outside  of  our  core  businesses,   assimilating  the  acquired technology,  services or products  into our  operations  could be difficult  and  costly.  Our inability to successfully integrate any acquired company, or the failure to achieve any expected  synergies,  could  result in  increased expenses and a reduction in expected revenues or revenue growth, and as a result our stock price could fluctuate or decline.

Such risks include

*	the risk that our industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;
*	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;
*	the generation of insufficient revenues by acquired businesses to offset acquisition costs and increased operating expenses associated with these acquisitions;
*	the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;
*	the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;
*	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;
*           the   potential   loss  of  key   employees  of  the  acquired businesses;
*	the risk that acquired businesses will divert the attention of our senior management from the operation of our core Capstone business; and
*	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

Our inability  to  successfully   operate  and  integrate newly-acquired  businesses  appropriately,  effectively  and in a timely  manner  could have a material adverse effect on our ability to take advantage of further  growth in demand for products in our  marketplace,  as well as on our  revenues, gross margins and expenses.

(D)  WE HAVE A SMALL  MANAGEMENT  AND STAFF AND MAY NOT BE ABLE TO ADEQUATELY  HANDLE ANY GROWTH IN OUR BUSINESS AND TO IMPLEMENT AND MAINTAIN INTERNAL  FINANCIAL AND ACCOUNTING  CONTROLS AND SYSTEMS.

If  we cannot  effectively  manage growth, if any,  and whether from mergers and acquisitions or internal growth, our  business may suffer or fail.  We have previously expanded our operations through acquisitions in  order  to  pursue  perceived  existing  and  potential  market opportunities and in most instances we have failed to do so. If we fail to manage our growth properly, it may incur  unnecessary expenses and the efficiency of our operations may decline. To manage  any growth effectively, we must, among other things:

*	successfully attract, train, motivate and manage a larger number of employees for production and testing, engineering and administration activities;

*           control higher inventory and working capital requirements; and

*	improve the efficiencies within our operating, administrative, financial and accounting systems, and our procedures and controls.

(E) A FEW OFFICERS,  DIRECTORS AND PRINCIPAL  SHAREHOLDERS HAVE VOTING CONTROL OVER CHDT.  A few members of management  beneficially own approximately 60% of our outstanding  Common Stock on a fully diluted basis. Howard Ullman,  the Chairman of the Board, beneficially  owns  approximately  46% of issued and  outstanding  shares of Common  Stock (excluding conversion of any preferred stock of CHDT or the exercise of options). These members of  management control the  management and affairs and have voting power sufficient to determine any matters requiring shareholder approval, including:

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

This voting control by insiders over CHDT may hinder the interests of public shareholders from being fully considered in corporate decision making or actions and may result in corporate actions that are not always in furtherance of our public shareholder interests.   Further, the voting control of a few members of management may shield management from pressure from public shareholders for changes or revisions in failing or underachieving business strategies.

(F)  INADEQUATE OR EXPENSIVE  FUNDING OR FINANCING.   We rely on funding from insiders and investors from time to time and we may be unable to raise  adequate  funding or  financing to survive  unexpected  revenue shortfalls,  or to reduce  operating  expenses quickly enough to offset any such unexpected revenue shortfall.

If  we have a  shortfall  in revenues without a corresponding reduction to its expenses, operating results may suffer.  If we do not have sufficient bank financing, we will be forced to  seek expensive  financing or funding,  or forms of financing that require issuance of our securities  (such  as  equity  credit  lines or PIPE  financing).  Such financing  would dilute the position of existing  shareholders  and put negative pressure  on the market  price of the  our  Common  Stock  while  possibly failing to provide  adequate and ongoing working capital for the Company and its operations.  While members of our management have provided personal loans to us to fund overhead and  acquisitions  in fiscal year 2007,  we cannot be sure that such financing will be available in the future or in amounts that are adequate to meet our  working capital needs.  Capstone  is seeking traditional bank financing for its operations, but such bank financing is not in place as of the date of this Report of Form 10-KSB.  The reliance on private placement of CHDT securities and insider loans or investments may depress or limit the market price for our Common Stock.

(G)  COMPLIANCE  WITH CHANGING  REGULATION OF CORPORATE  GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing  laws,   regulations  and  standards   relating  to  corporate governance and public  disclosure,  including the  Sarbanes-Oxley Act of 2002 or "SOX" .and new SEC  regulations  are creating  uncertainty for companies such as ours.  These new or changed  laws,  regulations  and  standards  are  subject to varying interpretations in many cases due to their lack of specificity, and as a result,  their  application  in practice may evolve over time as new guidance is provided by regulatory  and governing  bodies,  which could result in continuing uncertainty  regarding  compliance  matters  and higher  costs  necessitated  by ongoing  revisions to disclosure and governance  practices.  We intend to invest resources to comply with evolving laws,  regulations  and  standards,  and this investment  may result in increased  general and  administrative  expenses and a diversion of management time and attention from revenue-generating activities to compliance  activities.  If our efforts  to comply  with new or  changed  laws, regulations and standards  differ from the activities  intended by regulatory or governing bodies due to ambiguities  related to practice,  our reputation and attraction as an investment may be substantially harmed.

(II)  RISKS RELATED TO OUR COMMON STOCK

(A) RISKS RELATING TO OUR SECURITIES.  OUR COMMON STOCK IS A "PENNY STOCK" UNDER SEC RULES AND,  AS SUCH,  THE MARKET FOR OUR COMMON  STOCK IS LIMITED BY CERTAIN SEC RULES  APPLICABLE TO PENNY  STOCKS.  Our Common Stock is subject to certain  "penny stock" rules  promulgated by the SEC. Those rules impose certain sales practice requirements  on brokers who sell "penny stock" ( that is, stock with a market price below $5 per share and more commonly  below $1 per share) to persons other than  established  customers and accredited  investors  (generally institutions  with assets in excess of $5,000,000 or individuals  with net worth in excess of $1,000,000).  Brokers must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  Furthermore,  the penny stock rules generally require, among other things,  that brokers engaged in secondary trading of penny stocks provide customers with written  disclosure  documents,  monthly statements of the market value of penny stocks,  disclosure of the bid and asked prices and disclosure of the  compensation  to the  brokerage  firm and  disclosure  of the sales  person working for the brokerage firm. These rules and regulations adversely affect the ability  of brokers to sell our common  shares and limit the  liquidity  of our securities.  Our lack of any sustained history of sustained profitability from operations also depresses our the market value of our Common Stock.

(B) NO DIVIDENDS.   We have not paid and we do  not intend to pay dividends  on our Common Stock in the foreseeable future. We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not  anticipate  paying any cash  dividends  on our  Common  Stock in the foreseeable  future.  We may also  incur  indebtedness  in the  future  that may prohibit or  effectively  restrict  the payment of cash  dividends on our Common
Stock.

(C)   OUR COMMON STOCK’S  MARKET PRICE MAY BE VOLATILE AND COULD  FLUCTUATE WIDELY IN PRICE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.       The market  price of our Common  Stock is likely to be highly  volatile and could  fluctuate  widely in price in  response to various  factors,  many of which are beyond our control, including:

*           our lack of primary market makers for our Common Stock – we have market makers but none are primary market makers who maintain an inventory of our Common Stock and actively support the Common Stock;
*           the   establishment  of  partnerships  with  other  technology companies;
*           the lack of research  analysts  or news media  coverage of CHDT or our Common Stock;
*           additions or departures of key personnel;
*           sales of our common stock;
*           our status as a “Penny Stock” Company;
*           our ability to execute our business plan;
*           operating results below expectations;
*           loss of any strategic relationships;
*           industry developments;
*           economic and other external factors; and
*           period-to-period fluctuations in our financial results.

(D) SALE OF A  SUBSTANTIAL  NUMBER OF SHARES  OF OUR  COMMON  STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE. The market price of our Common Stock could decline as a result of sales of  substantial  amounts  of our  Common  Stock  in the  public  market,  or the perception that these sales could occur.  These factors could make it more difficult  for us to raise funds  through  future  offerings  of Common Stock.  We continue to date to rely on private placement of our securities and insider-management loans to fund operations or business development efforts.

(E)  THE LACK OF PRIMARY MARKET MAKERS AND INSTITUTIONAL INVESTOR SUPPORT LIMITS THE ABILITY OF OUR COMMON STOCK TO MAINTAIN ANY INCREASES IN VALUE.  We lack primary market makers and extensive institutional support for our Common Stock traded in the public markets. As result, whenever the market price for our Common Stock experiences any significant increase in market price, it is difficult for our Common Stock to maintain such an increased market price due to  the pressure of shareholders selling shares of Common Stock to reap any profits from such increase in market price and the lack of primary market makers and institutional investors to stabilize and support any such increase in market price of our Common Stock (by not selling their positions of such stock in response to market price increases and entering the market to purchase more shares of our Common Stock).

Item 1B:   Unresolved SEC Staff Letters.  None.   As previously reported in our SEC filings, we received comments and inquiries from the Division of Corporation Finance (“DFC”) of the Securities and Exchange Commission on or about September 7, 2007, which communication concerned our Form 10-KSB for the fiscal year ended December 31, 2006. The comments and inquiries were part of the DFC’s periodic review of SEC-reporting company Securities and Exchange Act of 1934 periodic filings. As part of the Company’s response to the SEC, the Company filed a Form 8-K, dated and filed with the Commission on October 12, 2007, to report the corrections to the financial statements for the Company’s fiscal year ended December 31, 2005 that were previously filed as Note 14 to  the financial statements of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

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

Audit Committee Response: Independent director and audit committee member Jeffrey Guzy has discussed the aforementioned corrections with Robison Hill & Co., the Company’s public auditors.  The conclusion of those discussions was that the errors were the result of Company management misunderstanding inquiries from the public auditors and that misunderstanding resulted in a response to the auditors that produced the two errors in the fiscal year 2005 audit. Mr. Guzy and the public auditors also concluded that the Company’s addition of a chief operating officer with financial and accounting experience in early 2007 and the addition of an in-house bookkeeper assisted by a local accountant in early 2007 should help prevent any repeat of the miscommunication between management and the public auditors about such compensation matters and their accounting treatment.

Item 2.  Properties.

Neither the  Company  nor its  operating  subsidiaries  owns  any real properties or facilities.  CHDT and Capstone's shares principal executive offices and operating  facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442. Rent expense, included in general and administrative expenses, for the years ended December 31, 2007 and 2006 amounted to $36,503 and $30,000, respectively.

Item 3. Legal Proceedings.

Other than as set forth below,  we are not a party  to any  material  pending  legal  proceedings  and,  to the  best  our  knowledge,  no such action by or against us has been  threatened.  From time to time, we are subject to legal proceedings  and claims that arise in the  ordinary course of its business. Although occasional adverse decisions or settlements may occur in such routine lawsuits,  we believe that the final  disposition of such routine lawsuits will not have material adverse effect on its financial position, results of operations or status as a going concern.

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003):   This action was brought by certain debenture holders of Socrates Technologies Corporation (“STC”), a defunct Delaware corporation, against us for allegedly purchasing certain operating assets of STC’s subsidiaries in March 2001, which assets were allegedly pledged as collateral for the STC debentures and which acquisition allegedly violated the STC debentures terms. Plaintiffs are seeking the value of the transferred assets.

There have been no new developments or activity in this lawsuit in fiscal year 2007. As of date of this Report, we are not aware of any action by the plaintiffs  to date to  resolve the pending motion for default  judgment  against the other defendants in order to clear  the way for an appeal of the  judgment  entered  in our favor by the trial court, which dismissed the plaintiffs’ initial complaint and then amended complaint in 2006.  While we are confident of prevailing in this matter with respect to claims against it, we are uncertain at this time of the final outcome  motion for default against the other defendants or whether the plaintiffs  intend to pursue this litigation any further.  An adverse judgment in this lawsuit against us, if not overturn on appeal or settled on favorable terms, would have potentially ruinous impact on our ability to effectively pursue our business plan and to achieve our business goals.  We, however, intend to vigorously litigate in this matter if the plaintiffs seek to appeal their case or obtain a default judgment against the other defendants.

CYBERQUEST,  INC.:   There have been no new developments in  this matter in fiscal year 2007.  We received two claims from certain former shareholders  of Cyberquest, Inc.  in  the summer of 2006.  They claimed  to  hold  or  own approximately  70,000  shares of our Series A redeemable  preferred stock issued in our 1998 acquisition of Cyberquest.  Cyberquest ceased operations in 2000-2001 period.  We have investigated  these claims and has not been  able to date to  substantiate  any of the  claims  to date and the claimants  have  not  pursued  their  claims  beyond  an  initial  communication asserting  ownership of these shares of serial  preferred stock.  We have not received any further claims or communications since the late summer of 2006. We are uncertain at this point if the claimants will pursue or press the aforementioned claim of preferred stock ownership.

CPS (Complete Power Solutions, LLC): As part of the January 26, 2007 Purchase and Settlement Agreement between CPS, CHDT and other parties, CPS issued of a promissory note  to us in the principal  amount of $225,560,  bearing annual interest at 7% with interest-only  payments commencing on July 1,  2007 and thereafter  being paid quarterly on  October 1st, January 1st , April 1st and July1st until the  principal and all unpaid  interest  thereon shall become due and payable on the maturity date,  being January 26, 2010, (the "2007 Promissory Note").  The 2007 Promissory Note provides that if principal and accrued interest thereon is not paid in full by the maturity date,  then 2007  Promissory  Note's maturity  date will be roll over for  successive  one year periods until paid in full.  For any roll over period, the annual  interest will be increased to 12%.

CPS is also indebted to us under a second promissory note in the original principal  amount of  $250,000,  executed  by Dato on June 27, 2006 and payable to us,  bearing  interest at 7% per annum and maturing on June 30,  2007,  subject to  extension  (the "2006  Promissory  Note") and subject to offset by (i) $41,600  owed by an affiliate of  CHDT to the CPS for funds advanced by CPS for  portable  generators  which were never  delivered  and (ii) $15,000 as an agreed amount paid to compensate CPS for refunds required to be made to clients of CPS for cancelled  sales made  personally  by Howard  Ullman (which amounts  have been  applied  first to accrued  and unpaid  interest  due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Note to maturity (June 30, 2007),  and then to reduce the principal  amount of the 2006  Promissory  Note to $210,900).  CPS have failed in their responsibility to pay interest and principal payments and laid out in both notes and agreement. As a result we have been forced to take legal action to collect all outstanding amounts including full payment of principals.

On March 10th, 2008 we were granted a Final Summary judgment against CPS (Case # CACE07-19082(25) 17th Judicial Court, Broward County, Florida) for the following amounts June note $238,748.90 and January note $262,990.88 for a total of $501,739.78. We are now continuing with a legal action to collect this judgment.

Other Legal Matters. To  the best of our knowledge, none of our  directors, officers or owner of record of  more than five percent (5%) of the  securities of the Company,  or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

We are not  currently  a party to any other legal  proceedings  that we believe  will have a  material  adverse  effect on our  financial  condition  or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year ended on December 31, 2007.

Item 4A.  Executive Officers of the Small Business Issuer

The executive officers, as of March 28, 2008, are as follows:

Stewart Wallach is the Chief Executive Officer of CHDT and Capstone.

Howard Ullman is the Chairman of the Board of Directors of CHDT.

Laurie Holtz is the Chief Financial Officer of CHDT.

Gerry McClinton is the Chief Operating Officer of CHDT and Capstone.

Reid Goldstein is the President of Capstone.

Jill Mohler is the Secretary of CHDT.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of March 27, 2008, there were approximately 303 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 561,941,645 shares outstanding shares of the Common Stock. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future. The following table shows the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board, by quarter, during each of our last two fiscal years ended December 31, 2007 and 2006. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from information provided from the OTC Bulletin Board, for the respective periods.

	Market Prices
Quarter	2007		2006
	High	Low	High	Low
First quarter	.037	.020	.036	.020
Second quarter	.033	.020	.092	.020
Third quarter	.022	.012	.040	.024
Fourth quarter	.053	.016	.080	.034

The high and low bid prices for shares of our Common Stock on March 27, 2008, were $0.020 and $0.018, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. For information concerning principal shareholders, see “Security Ownership of Certain Beneficial Owners and Management.”

We changed our name and trading symbol on the OTC Bulletin Board in second fiscal quarter of 2007 from “China Direct Trading Corporation” and CHDT.OB” to “CHDT Corporation” and “CHDO.OB.” We changed our name because we believed that the old name did not accurately reflect the current business and strategy of CHDT.  As an OTC Bulletin Board quoted company, we do not control our trading symbol, which was assigned by NASDAQ when we changed the company name.

Dividend Policy

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last five years, and we presently have no intention of paying any cash dividends on shares of our Common Stock or preferred stock in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion and development of our business. The future payment of dividends on shares of our Common Stock will be at the sole discretion of our board of directors, but we do not anticipate declaring or paying any dividends in the foreseeable future due to our need to fund business and product development.

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2007, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Item 6.  Management’s Discussion and Analysis of Operation

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. Management's discussion and analysis is divided into subsections entitled “Forward Looking Statements,” “Introduction,” “Results of Operations,” “Liquidity and Capital Resources,” “Critical Accounting Policies,” and “Risk Factors.” Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2007 compares with prior years.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for 2007 compared to  2006; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-KSB.

We are a developer and manufacturer of niche consumer products selling to distributors and retailers in the United States. Our Capstone subsidiary currently operates in four primary business segments:  Lighting, Comfort Products, Power Tools and Automotive Accessories.

Our growth strategy has four main elements:

1.	Introduce our new product lines to more departments at existing retail distribution channels; and
2.	Continue to expand retail distribution and move into new distribution channels; and
3.	Release new innovative products in order to expand existing categories; and
4.	Possibly supplement such efforts through acquiring businesses that have innovative products that would compliment our existing marketing strategies.

Capstone  Lighting products  specialize in low cost, innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, flashlights and lighted magnifiers and also offers “Private Label” programs to major retailers.   “Private Label” is the manufacture of products by a company and those products  are sold under the name or trade name of the manufacturer’s retailers, distributors or bulk buyers.  Capstone will be introducing several new book lights and eco-friendly lights this year, that have been developed in association with the engineers from the STP® tools business unit.

Simply Comfort products are a collection of uniquely designed pillows, cushions, massage cushions and MP3 accessories made from various foams including memory foam.   We intend to expand this product line in 2008 as retail placement develops.

STP®-branded tools were launched in October 2007. This product line includes the new technology lithium batteries for the 3.6v, 4.0v , 8.0v screwdrivers and 12v and 20v drill driver lines. The 20v system incorporates the Capstone designed Power Axis Universal Battery System which allows the same battery to be interchangeable with other 20v STP®-branded power tools such as reciprocating saw, jig saw, circular saw, impact wrench, work light, detail sander and other products. The line also includes the 19.2v Ni-cad drill driver system, which system also uses a Universal Battery System.   We expect this category will expand with the release of new products.

STP®-branded Automotive Accessories were also launched in October 2007. This product line includes 200w, 400w, 800w and 1000w inverters, rechargeable Spotlights from 1 million candle power up to 10 million candle power, 12v air compressor, garage clocks, weather center, creeper, mechanics chair and bar stool and the STP®-branded Tailgate Power – portable power station.   We expect this category to expand with the release of new products.

As a small business issuer with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.  While we face fewer competitors in our booklight and specialty light product line, we face many national or regional brand-named competitors in the power tool product line. In general, we attempt to compete by leveraging the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality  products with more functions at what we deem to be a value price and supported by responsive customer service  We also seek to license established trade names to assist in competing with larger competitors.  STP® is the first instance of trying this strategy. We believe that the use of a trade name like STP® combined with the competitive (in terms of functions, quality and features) products offered will reduce the cost of market penetration, which is essential  because we do not have the money or funding to compete head-to-head, market-to-market with large competitors like Black & Decker, Mikita, Bosch or Ryobi.  We believe that licensing an established trade name like STP® was important to compete in the home use power tool market because that industry has many very large competitors with established market shares and years of consumer loyalty to their product lines. Black & Decker is one example of a large, established competitor in the North American home use power tool market.

Since the start of the 1990’s, the history of  CHDT has been a series of failed operating subsidiaries engaged in various business lines.  With each failed business, we usually experienced a change in management and business focus.  We believe that these past failures were due to a combination of one or more of the following: (1) inadequate financing of operations; (2) absence of a readily available sources of affordable funding for operations and product and business exception; (3) absence of any or enough experienced managers or executives; (4) lack of adequate strategic and financial planning and accurate budgeting projections; (5) general economic conditions and downturns in industries that undermined many small businesses, especially in the value-added reseller of computer hardware and software developer and systems developer industries; (6) inability to raise money in the public markets due to poor financial track record of CHDT, resulting low stock market price  and lack of sufficient institutional investor and market maker support for CHDT Common Stock; (7) selection of business lines that CHDT was ill suited to compete in or acquire; (8) operating losses severely limiting the business  and financial options and resources of CHDT;  (9) frequent changes in management and business lines; (10) concurrently operating incompatible business lines that were ill-suited for a small business issuer; and (11) acquisitions that diverted resources from existing operations and ultimately failed and, as such, hindered CHDT’s efforts to attain profitability on a sustained basis.

Starting in 2007, we have sought to avoid the problems of the past by recruiting  an experienced management  and sales team for the stated  purpose to develop and expand a consumer products business and we have endeavored to raise funds for  planned business development efforts.  These steps have resulted in losses on a quarter-by-quarter basis for fiscal year 2007, but we believe that this investment in corporate infrastructure is necessary to lay the foundation for future success and business and product development.  While we are not certain that our current strategy and business line will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion,  the most likely path to any hope of sustained future profitability.

For the years ended December 31, 2007 and 2006, the Company’s revenues were derived from 3 sources: (i) the sale of our booklight products (Capstone and its booklight product line was acquired by CHDT in September 2006); (ii) sale of promotional, gift and souvenir items by our recently sold SDI subsidiary; and (iii) revenues, if any,  from our 51% membership interest in CPS, which interest we divested in 2007.

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses.

The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business.  In fiscal year 2007, we had to continue  our historical reliance on raising working capital for operations and business and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates.  While we are in the process of obtaining bank financing for operations in the second  quarter of fiscal year 2008 to  Capstone  operations, we may have to continue to raise working capital for business and product development (as well as mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already huge number of outstanding shares of Common Stock, dilutes our shareholders and further weakens our ability to attract primary market makers and  institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.

Our lack of primary market makers and institutional investor support of our Common Stock also contributes to our burden in achieving sustained, profitable business lines.   These problems stem from the manner in which CHDT was taken public in the late 1980’s and developed a public market for the Common Stock in 1998.  CHDT did not, and perhaps could not under then current circumstances, do an underwritten initial public offering and produce a national network of broker-dealers and institutional investors interested in long-term investment in CHDT and stability in the market price for the Common Stock. As a result, we have had difficulty in sustaining any increases in the market price of the Common Stock.  When the market price of the Common Stock enjoys any significant percentage increase, shareholders tend to sell the Common Stock to reap any gains (no matter how small)  from the market price increase and the selling causes the market price of the Common Stock to fall back to prior levels.  Since there are no primary market makers or institutional investors supporting the Common Stock, there are no investors effectively countering the impact of the selling pressure on the market price for the Common Stock. The low market price and lack of support for our Common Stock means that we are hampered in our ability to resort to the public markets to raise working capital because of the low stock market price. As such, we do not readily enjoy one of the principal benefits of being a public company: ready access to the public securities markets for working capital.

We intend to address the above problems in public and market maker support for our Common Stock by: (1) establishing profitability in consecutive fiscal quarters in our current consumer product business line in order to demonstrate that current management has a sound business line and business strategy; (2) upon establishing a record of profitability, members of management and agents will solicit support from institutional investors, asset managers, market makers and others to provide long-term investors in the Common Stock and stability in the public market for the Common Stock; (3) seek investment banker assistance in developing a strategic plan, including an acquisition plan, to dramatically grow CHDT in our core business line, the consumer product line.  We can make no assurances that we shall succeed in this effort.

We intend to remain focused on  niche consumer products that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. We intend to develop new products by internal efforts as well as acquire new products by mergers and acquisitions.

Results of Operations: For the year ended December 31, 2007, the Company had a net loss from continuing operations of approximately $1,213,658. For the year ended December 31, 2006 the Company had a net loss from operations of $228,545 and income from discontinued operations of $149,424. That is a net loss increase of $1,134,537 over 2006 results.

Total Revenues: For the year ended December 31, 2007 and 2006, the Company had total sales of approximately $2,826,000 and $1,500,000 respectively, for an increase of $1,326,000, which represents an 88% increase over 2006. All of the revenue was generated by CHDT’s Capstone subsidiary, which through new product releases expanded its book light programs with several major national retailers. The 2007 revenues did not include any revenues from the new STP-branded tools or Simply Comfort product lines.

Cost of Sales: For the year ended December 31, 2007 and 2006, we had cost of sales of approximately $1,624,000 and $884,000, respectively. The $740,000 increase represents an 83% increase over 2006 and is a direct result of the increase in product sales volume in 2007.

Gross Profit: For  2007, gross profit was $1,203,000, increased by approximately $540,000 or 82% over $663,000 in 2006. Gross profit as a percentage of sales remained steady at 42.6% in 2007 as compared to 42.8% in 2006. This increase is attributed directly to the increase in product sales volume.

Operating expenses increased approximately by $1,605,000 from $849,000 in 2006 to $2,454,000 in 2007. This  increase can be attributed to various factors.

 Employee compensation increased by $1,182,000 from $238,000 in 2006 to   $1,420,000 in 2007. This was the result of hiring executives to build up the  management structure for CHDT and the hiring of experienced sales executives to assist in launching Capstone’s new product lines, STP-branded tools and Simply Comfort.  CHDT also recognized in the compensation expense approximately $533,000 for stock options granted in 2007.

Other General and administrative expenses increased approximately by $362,000 from $209,000 in 2006 to $571,000 in 2007.  The main reasons for these expenses were directors and officers insurance premiums of approximately $60,000, STP License costs: $71,000, increased Travel: $63,000, Office Relocation and Rent Expense:  $51,000, Storage and Warehousing: $48,000. This increased expense was due mainly to the development of the CHDT and Capstone infrastructure to support the STP-branded tools product line.

Other Income (Expense): Interest Expense increased for the year by approximately $72,800 from $52,400 in 2006 to $125,200 in 2007. This increased expense is the result of additional loans required to support the working capital needs of the Capstone product line expansion into STP-branded tools and the additional funding needed to build the CHDT management infrastructure.

Debt Forgiveness. In 2007,  we had total  debt forgiveness of $379,000 as compared to $0 in 2006.  A debt of $300,000 had been previously due to a former officer of the company. During the year this debt was forgiven pursuant to a release and settlement agreement.

Write-Off Notes Receivable. In December 2007,  we determined that two notes, totaling $427,710 held by CPS were uncollectible. The first note executed by CPS /William Dato on June 27, 2006 was part of the Purchase and Settlement Agreement, dated December 31, 2007, (See Exhibit 2.1 to this Form 10-KSB) and was valued at $202,150 when written off.

The second note executed on January 26, 2007 was part of the Purchase and Settlement Agreement, dated December 31, 2007,  (See Exhibit 2.1.1 to this Form 10-KSB) entered into with CPS to allow for the repurchases by CPS of the 51% membership interest owned by CHDT. This note was valued at $225,560 when written off.   CHDT is pursuing all legal remedies to collect these notes.

Gain on Disposal of Assets. In 2007,  we had a total gain of approximately $206,200 as compared to $0 in 2006. This gain was the result of the sale of SDI operating assets to Magnet World.

Total Other Income (Expense): The net result of these transactions was income in 2007 of approximately $37,800 as compared to an expense of approximately $42,900 in 2006.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: To date, we have not experienced any significant effect from inflation.  Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting  China to maintain and seek to expand   distribution  and  manufacturing relationships and channels.  We generally have been able to reduce cost increases by strong negotiating or re-engineering products.

Country Risks.  Almost all of our contract manufacturing operations and sources of products are located in China.  We are dependent on China for almost all of the design and production of our consumer products.  As such, we are subject to significant risks not typically faced by companies operating in or obtaining  products from North America and Western Europe manufacturing sources.  Political,  economic and trade  conflicts  between the United  States and China,  including  possible conflict over North  Korea's  nuclear  weapons  program or the  independence  of Taiwan,  could severely hinder the ability of  CHDT to obtain products and fill customer orders from our current Chinese  manufacturing  sources. Further,  Chinese  commercial law is still  evolving to  accommodate  increasing capitalism in Chinese society,  especially in terms of commercial  relationships and dealings with foreign companies,  and can be unpredictable in application or principal.  The same unpredictability exists with respect to the central Chinese government,  which can  unilaterally and without prior warning impose new legal, economic  and  commercial  laws,  policies  and  procedures.   This element  of unpredictability heightens the risk of doing business in China.  While  dramatic anti-trade shit in Chinese policy or laws would seem to be clearly against the best interests of China and its current economic trends, China has a central government with the authority to make such changes.

China has been under international pressure to value its currency in a manner that would increase the value of Chinese currency in respect of other world currencies and thereby increase the cost of Chinese goods in the world market.  Such a revaluation of Chinese currency could adversely impact business by increasing costs to consumers, but this cost impact would also affect our competitors with products produced in China.  China adopted a 2% revaluation of its currency in 2005 and the U.S. Dollar declined slightly in response to this revaluation.  While under international pressure to value the Chinese currency in a manner that more realistically reflects the strength and value of the Chinese currency, China may continue to keep Chinese currency at a level that some regard as below its perceived, true value.

The U.S. dollars is the currency of used in all of our commercial transactions.

Item 7:  Financial Statements

The  financial  statements  and financial statement schedules of CHDT as well as supplementary data are listed in Item 13 below and included after the signature page to this report of Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements  between the Company and its accountants on any matter of accounting principles, practices, financial statements disclosure or auditing scope or procedure.

Item 8A(T).  Evaluation of Disclosure Controls and Procedures.

 Management’s Evaluation of Disclosure Controls and Procedures.  Since December 2007, our Chief Financial Officer, assisted by our Chief Operating Officer, is responsible for establishing and maintaining adequate internal disclosure control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company.   Prior to December 2007, the Chief Executive Officer and Chief Operating Officer were responsible for maintaining adequate internal disclosure control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of the date of this Report on Form 10-KSB, Stewart Wallach is our Chief Executive Officer, James Gerald (“Gerry’) McClinton is our Chief Operating Officer and Laurie Holtz is our Chief Financial Officer.  Laurie Holtz was appointed as our Chief Financial Officer in December 2007.  Mr. McClinton handle the chief financial duties prior to Mr. Holtz’s appointment.

  Our Chief Financial Officer, assisted by the Chief Operating Officer, has  reviewed  the  effectiveness  of  its disclosure  controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial  reporting (as defined in Securities Exchange Act of 1934, as amended, Rules  13a-15(f)  and  15d-15(f))  as of the fiscal  year end of this Form 10-KSB.

           Management’s Annual Report on Internal Control Over Financial Reporting.  No matter how well conceived and operated, an internal  control system can provide only a certain  level of  confidence  in the ability of the internal controls  to  identify  errors.  In light  of the  inherent  limitations  in all internal  control systems and  procedures,  and the limitations of the Company's resources,  no evaluation of internal  controls can provide  absolute  assurance that all defects or errors in the  operation of  our internal  control systems are  immediately  identified.  These  inherent  limitations  include the realities  that  subjective  judgments  in  decision-making  in this area can be faulty and that a breakdown in internal  processes  can occur because of simple, good  faith  error  or  mistake.  No  design  can in all  instances  immediately accommodate  changes in regulatory  requirements  or changes in the business and financial  environment  of a company.  Such  inherent  limitations  in a control system means that inadvertent  misstatements due to error or fraud may occur and not be  immediately  or in a timely manner  detected.  Nonetheless, we recognize our ongoing  obligation  to use our best efforts to design and apply internal   controls  and  procedures  that  are  as  effective  as  possible  in identifying errors or breakdowns in the internal controls system and procedures.

The framework for our evaluation of the adequacy of our internal disclosure controls and procedures comes from our use of CCH, Inc.’s 2007 SOX for Small, Publicly Held Companies and applicable accounting standards and guidelines as supplemented by guidance from outside legal and accountant advice.

One possible weakness in our internal disclosure controls and procedures has been that the Audit Committee of the Board of Directors has typically only met once or twice a year.  The Audit Committee is now required to meet quarterly to review audit and, with the Chief Financial Officer, the internal disclosure controls and procedures.  We do not believe that this possible weakness constitutes a material weakness in our internal disclosure controls and procedures.

We believe our internal disclosure controls and procedures are effective as of the filing of this Report on Form 10-KSB in providing reasonable assurances that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

This annual report does not include an attestation report of CHDT’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by CHDT’s registered public accounting firm pursuant to temporary rules of the Commission that permit CHDT to provide only management’s report in this annual report on Form 10-KSB.

 (b) Changes in Internal Controls

         Based on a recent review by our Chief Financial Officer, we have concluded that additional resources need to be assigned to internal controls and procedures.
Such additional investment will be to pay for more frequent meeting and more oversight work by the Audit Committee of our Board of Directors.

As stated above, the appointment of Laurie Holtz as Chief Financial Officer was, in our opinion, a major enhancement in CHDT internal controls and procedures.

Part III

Item 9.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers.  Information  regarding our directors and  executive  officers is  incorporated  by reference to the section  entitled "Election of Directors"  appearing in our Information Statement for our Annual Meeting of  Stockholders  to be filed with the Securities and Exchange  Commission  (the "Commission") within 120 days after the end of our year ended December 31, 2007.

Item 10.  Executive Compensation.

Information   regarding  executive   compensation  is  incorporated  by reference   to  the   information   set  forth  under  the  caption   "Executive Compensation"  in our  Information Statement for our Annual Meeting of Stockholders to be filed  with the  Commission  within  120 days after the end of our year ended December 31, 2007.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and Related Stockholder Matters.

Information  regarding  security ownership of certain beneficial owners and management is  incorporated  by reference to the information set forth under the caption  "Security  Ownership of Certain  Beneficial  Owners and  Management Ownership" in our Information Statement for our Annual Meeting of  Stockholders to be filed  with the  Commission  within  120 days  after  the end of our year  ended December 31, 2007.

Item 12. Certain Relationships and Related Transactions, Director Independence; Potential Conflicts of Interest.

Information regarding certain relationships and related transactions is incorporated  by  reference  to the  information  set forth  under  the  caption "Certain  Relationships and Related Transactions" in our Information Statement for our Annual Meeting of Stockholders  to be filed with the Commission  within 120 days after the end of our year ended December 31, 2007.

Item 13.  Exhibits, and Reports on Form 8-K

(a) The following documents are filed as part of this report.

2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules required by Regulation S-X are included herein.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT #	DESCRIPTION OF EXHIBIT

2.1	Purchase Agreement, dated January 27, 2006, by and among CHDT Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among CHDT Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amendment to the Articles of Incorporation of CHDT Corp. **
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.1	Voting Agreement, dated January 27, 2006, by and among CHDT Corp., William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement dated January 27, 2006, by and between William Dato, CHDT Corporation and Complete Power Solutions, LLC. +
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.^
10.7	2008 Employment Agreement by Stewart Wallach and CHDT Corp.^
10.8	2008 Employment Agreement by James Gerald (Gerry) McClinton and CHDT Corp. ^
10.9	2008 Employment Agreement by Howard Ullman and CHDT Corp.^
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation^
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Laurie Holtz, Chief Financial Officer^
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Laurie Holtz, Chief Financial Officer^
32.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Operating Officer^

------------------------------------------
* Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
** Incorporated by reference to Exhibit 3(I) to the Form 8-K filed by CHDT Corporation with the Commission on July 10, 2007.
*** Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
**** Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CHDT Corp. With the Commission on November 6, 2007.
+  Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 31, 2006.
++ Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 26, 2007.
+++ Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CHDT Corporation with the Commission on September 18, 2006.
++++ Incorporated by reference to Exhibit 99 to the Form 8-K filed by CHDT Corp. With the Commission on December 3, 2007.
+++++ Incorporated by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2006 and filed by CHDT Corp. With the Commission on April 17, 2007.
^ Filed Herein.

(b) Reports on Form 8-K filed.

The following reports were filed during the last quarter of the 2007 fiscal year: (A) Form 8-K’s for December 11, 2007, December 5, 2007,  December 3, 2007,  November 21, 2007, November 6, 2007, and October 12, 2007; and (B) Form S-8 Registration Statement filed under the Securities Act of 1933, as amended, and filed by CHDT Corp. with the Commission on January 23, 2008.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Robison, Hill & Company for  professional  services  rendered for the years ended December 31, 2007 and 2006:

	2007	2006
Audit Fees	$47,316	$26,720
Audit-Related Fees	-	-
Tax Fees	-	280
All Other Fees	-	-
Total	$47,316	$27,000

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

The Audit Committee pre-approved 100% of the Company's 2007 audit fees, audit-related  fees,  tax fees,  and all other fees to the  extent the  services occurred after the effective  date of the  Securities and Exchange  Commission's final pre-approval rules.

CHDT CORPORATION
AND SUBSIDIARIES

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

DECEMBER 31, 2007 AND 2006

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Independent Auditor’s Report (Capstone Industries, Inc.)	F - 3

Consolidated Balance Sheets
December 31, 2007 and 2006	F - 4

Consolidated Statements of Operations for the
Years Ended December 31, 2007 and 2006	F - 6

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2007 and 2006	F - 7

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2007 and 2006	F - 10

Notes to Consolidated Financial Statements	F - 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
CHDT Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CHDT Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholder’s equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did audit the financial statements of Capstone Industries, Inc., a wholly owned subsidiary, as of December 31, 2007.  However, we did not audit the financials statements of Capstone Industries, Inc., a wholly owned subsidiary, which statements reflect total assets of $812,910 as of December 31, 2006 and total revenues of $847,743 for the period from September 13, 2006 (date of acquisition) to December 31, 2006.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Capstone Industries, Inc., as of December 31, 2006, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CHDT Corporation and Subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

 /s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 28, 2008

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Capstone Industries, Inc.
(A Wholly Owned Subsidiary of China
      Direct Trading Corporation)
Cooper City, Florida

We have audited the accompanying balance sheet of Capstone Industries, Inc. (A Wholly Owned Subsidiary of China Direct Trading Corporation), as of December 31, 2006, and the related statements of income and retained earnings, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.    An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capstone Industries, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ GOLDSTEIN LEWIN & CO.

Boca Raton, Florida
March 23, 2007

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets:

Current assets:
Cash	$257,802	$198,084
Accounts receivable - net	1,351,648	560,475
Inventory	333,184	69,895
Deposit on inventory	-	19,569
Prepaid expense	23,331	16,162
Note receivable from former subsidiary - short term	-	202,150

Total Current Assets	1,965,965	1,066,335

Fixed assets:
Computer equipment & software	45,685	5,422
Machinery and equipment	276,408	100,528
Furniture and fixtures	5,665	4,965
Less: Accumulated Depreciation	(119,154)	(80,571)

Total Fixed Assets	208,604	30,344

Other non-current assets:
Note receivable from former subsidiary - long term	-	225,560
Product development costs	73,012	-
Goodwill	1,936,020	1,936,020
Deposits	15,000	16,775

Total other non-current assets	2,024,032	2,178,355

Total assets	$4,198,601	$3,275,034

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
	2007	2006
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$601,946	$416,539
Due to related parties	-	400,000
Notes and loans payable to related parties - current maturities	688,305	726,759

Total current liabilities	1,290,251	1,543,298

Non-current liabilities
Notes and loans payable to related parties	546,025	767,589
Investor loans payable	-	54,038

Total non-current liabilities	546,025	821,627

Total Liabilities	1,836,276	2,364,925

Stockholders' Deficit:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued 6,560 at December 31, 2007
and 607,000 shares at December 31, 2006	7	607
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 1,358,738 at December 31, 2007
and 1,193,769 at December 31, 2006	135,874	119,377
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 599,745,646 shares at December 31, 2007
and 536,406,750 shares at December 31, 2006	59,975	53,642
Related party receivable	-	(1,775,864)
Additional paid-in capital	5,034,527	4,166,747
Accumulated deficit	(2,868,058)	(1,654,400)

Total Stockholders' Deficit	2,362,325	910,109

Total Liabilities and Stockholders’ Deficit	$4,198,601	$3,275,034
The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006
Revenues	$2,826,842	$1,547,073
Cost of Sales	(1,623,863)	(884,033)
Gross Profit	1,202,979	663,040

Operating Expenses:
Sales and marketing	167,772	122,276
Compensation	1,420,074	237,907
Professional fees	193,505	193,073
Consulting	102,455	86,402
Other General and administrative	570,630	209,037
Total Operating Expenses	2,454,436	848,695

Net Operating Income (Loss)	(1,251,457)	(185,655)

Other Income (Expense):
Interest expense	(125,175)	(52,356)
Interest income	4,650	9,466
Debt forgiveness	379,000	-
Write-off of notes receivable	(427,710)	-
Gain on disposal of assets	206,284	-
Miscellaneous income	750	-
Total Other Income (Expense)	37,799	(42,890)

Net Income (Loss) from continuing operations	(1,213,658)	(228,545)

Discontinued Operations
Income (Loss) from discontinued operations	-	149,424

Net Income (Loss)	$(1,213,658)	$(79,121)

Income (Loss) per Common Share
Continuing operations	$-	$-
Discontinued operation	-	-
Net Income (Loss)	$-	$-

Weighted average shares outstanding	579,255,372	543,237,156

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit

Balance at January 31, 2006	8,000	$8	-	$-	543,122,028	$54,313	$832,665	$(1,575,279)
January 2006 - Series B Preferred Shares
issued for cash	-	-	657,000	65,700	-	-	571,300	-
January 2006 - Series A Preferred Shares
issued for acquisition of Complete Power	600,000	600	-	-	-	-	1,199,400	-
June 2006 - Conversion of Preferred
Series A stock to common stock	(1,000)	(1)	-	-	1,000,000	100	(100)	-
June 2006 - Shares issued for employee
compensation	-	-	-	-	500,000	50	37,450	-
June 2006 - Shares issued for consulting
services	-	-	-	-	200,000	20	5,980	-
June 2006 - Shares issued for public
relations services	-	-	-	-	600,000	60	17,940	-
June 2006 - Shares issued for legal fees	-	-	-	-	34,722	3	1,108	-
July 2006 - Shares issued for investor
relations	-	-	-	-	250,000	25	8,725	-
July 2006 - Shares issued upon exercise
of stock option for cash	-	-	-	-	4,000,000	400	71,600	-
August 2006 - Shares issued for legal
fees	-	-	-	-	250,000	25	25,225	-
September 2006 - Shares issued for
accrued directors fees	-	-	-	-	5,000,000	500	174,500	-
September 2006 - Shares returned to
treasury and cancelled	-	-	-	-	(800,000)	(80)	80	-
September 2006 - Shares issued upon
exercise of stock option for cash	-	-	-	-	25,000	3	1,148	-
September 2006 - Shares returned to
treasury and cancelled, in exchange
for Series B preferred shares	-	-	-	-	(20,000,000)	(2,000)	2,000	-
September 2006 - Series B preferred
shares issued in exchange for common			300,030	30,003			(30,003)	-

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit
September 2006 - Series B preferred
issued for Capstone acquisition	-	$-	236,739	$23,674	-	$-	$1,226,326	$-
October 2006 - Shares issued upon
exercise of option for cash	-	-	-	-	1,975,000	198	9,678	-
October 2006 - Shares issued for
investor relations services	-	-	-	-	250,000	25	11,725	-

Net Loss	-	-	-	-	-	-	-	(79,121)

Balance at December 31, 2006	607,000	607	1,193,769	119,377	536,406,750	53,642	4,166,747	(1,654,400)

February 2007 - Shares issued for
consulting fees	-	-	-	-	1,428,571	143	49,857	-
February 2007 - Shares issued upon
exercise of option for cash	-	-	-	-	250,000	25	4,975	-
Conversion of Series A
Preferred Shares to common shares	(440)	-	-	-	440,400	44	(44)	-
February 2007 - Shares issued for notes
payable	-	-	-	-	468,750	46	16,714	-
Conversion of Series B Preferred Shares
to common shares	-	-	(251,739)	(25,174)	16,614,774	1,662	23,512	-
March 2007 - Shares issued for accrued
expenses	-	-	-	-	3,788,575	379	124,621	-
March 2007 - Shares issued for notes
payable	-	-	-	-	1,835,049	183	54,867	-
May 2007 - Shares issued for expenses	-	-	-	-	500,000	50	14,950	-
July 2007 - Shares issued for cash	-	-	-	-	2,058,824	206	34,794	-
August 2007 - Shares issued for legal fees	-	-	-	-	105,882	11	1,789	-
August 2007 - Shares issued for cash	-	-	-	-	4,117,647	412	69,588	-

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit
August 2007 - Shares issued for notes
payable	-	$-	-	$-	5,304,947	$530	$301,915	$-
August 2007 - Shares issued for consulting
services	-	-	-	-	340,909	34	7,466	-
August 2007 - Shares issued for legal fees	-	-	-	-	112,510	11	1,789	-
September 2007 - Shares issued for cash	-	-	-	-	13,294,117	1,329	224,671	-
October 2007 - Shares issued for cash	-	-	-	-	12,352,941	1,235	208,765	-
November 2007 - Shares issued for legal
fees	-	-	-	-	50,000	5	1,795	-
November 2007 - Shares issued for
consulting expense	-	-	-	-	75,000	8	2,492	-
November 2007 - Shares issued for
expenses	-	-	-	-	200,000	20	6,580	-
November 2007 - Series B Preferred Shares
issued for notes payable	-	-	416,708	41,671	-	-	958,329	-
Return of Preferred Series A Shares
previously issued for acquisition of CPS	(600,000)	(600)	-	-	-	-	(1,775,264)	-
Stock Options	-	-	-	-	-	-	533,619	-

Net Loss	-	-	-	-	-	-	-	(1,213,658)

Balance at December 31, 2007	6,560	$7	1,358,738	$135,874	599,745,646	$59,975	$5,034,527	$(2,868,058)

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(1,213,658)	$(79,121)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Gain on disposal of discontinued operations	-	(668,326)
Write-off of notes receivable	427,710
Stock issued for accrued expenses	159,255	175,000
Stock issued for expenses	112,000	108,361
Depreciation	38,583	7,302
Compensation expense from stock options	533,619	-
(Increase) decrease in accounts receivable	(791,173)	(347,624)
(Increase) decrease in inventory	(243,720)	281,974
(Increase) decrease in prepaid expenses	(7,169)	(8,662)
(Increase) decrease in deposits	1,775	(34,569)
(Increase) decrease in other assets	(73,012)	(8,750)
Increase (decrease) in accounts payable and accounts payable	185,407	(328,967)
Increase (decrease) in due to related parties	(400,000)	100,000
Increase (decrease) in accrued interest on notes payable	(27,581)	-
Increase (decrease) in deposits from customers	-	(24,891)
Net cash used in continuing operations	(1,297,964)	(828,273)
Net cash used in discontinued operations	-	518,902
Net cash used in operating activities	(1,297,964)	(309,371)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Pre-acquisition loan receivable from subsidiary - Capstone	-	(125,000)
Acquisition of subsidiary - Capstone	-	(716,324)
Acquisition of former subsidiary - Complete Power Solutions	-	(637,000)
Loans to former subsidiary - Complete Power Solutions	-	(217,150)
Purchase of property and equipment	(216,843)	(18,686)
Net cash provided by (used) investing activities	(216,843)	(1,714,160)

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended
	December 31,
	2007	2006
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock	546,000	83,025
Proceeds from notes and loans payable to related parties	1,317,500	1,492,500
Repayments of notes and loans payable to related parties	(288,975)	(50,000)
Proceeds from investor loans payable	-	50,000
Proceeds from sales of preferred stock - Series B	-	637,000
Net Cash Provided by Financing Activities	1,574,525	2,212,525

Net (Decrease) Increase in Cash and Cash Equivalents	59,718	188,994
Cash and Cash Equivalents at Beginning of Period	198,084	9,090
Cash and Cash Equivalents at End of Period	$257,802	$198,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$111,870	$12,482
Franchise and income taxes	$-	$-

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

On November 2, 2007, the Company issued 416,708 shares of Series B Preferred Stock for notes payable of $1,000,000.

The accompanying notes are an integral part of these financial statements

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

Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida.  Souvenir Direct, Inc. operations were transferred to Capstone Industries, Inc. in the first quarter of fiscal year 2007 and Souvenir Direct, Inc. was completely dissolved on December 1, 2007.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

From the beginning of fiscal year 2007, the Company has been primarily engaged in the business of marketing and selling consumer products through national and regional retailers and distributors, primarily portable booklights, in North America.  While Capstone continues to sell the promotional, gift and novelty items previously sold by Souvenir Direct, inc., that business is secondary to the sale of consumer products to national retailers and distributors. The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party contract manufacturing companies.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  The allowance for bad debt is evaluated on a regular basis by management and is based on upon management’s periodic review of the collectability of the receivables.  This evaluation in inherently subjective and requires estimated that are susceptible to significant revisions as more information becomes available.

As of December 31, 2007, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $292,743 at December 31, 2007 and $69,895 as of December 31, 2006.

In addition, Overseas Building Supply had inventory of $40,441 at December 31, 2007, and deposits on inventory of $19,569, representing payments made for inventory not received by the Company as of December 31, 2006.

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

Computer equipment 3 - 7 years Computer software 3 - 7 years Machinery and equipment 3 - 7 years Furniture and fixtures 3 - 7 years

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2007.

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

Depreciation expense was $38,583 and $7,302 for the years ended December 31, 2007 and 2006, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2007, whereas the fair value of the intangible asset exceeds its carrying amount,

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company initially recorded goodwill of $1,567,214 in connection with the CPS acquisition.  Effective December 31, 2006, the Company disposed of its interest in CPS and, accordingly, wrote off this amount, which is included in the loss from discontinued operations on the consolidated statement of income (loss).

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the years ended December 31, 2007 and 2006 are not presented as it would be anti-dilutive.  At December 31, 2007 and 2006, the total number of potentially dilutive common stock equivalents was 138,416,294 and 85,748,980, respectively.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2007 and 2006 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Overseas Building Supply, LLC (formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at December 31, 2007 approximates their fair values due to the short-term nature of these financial instruments.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred. Advertising and promotion expense was $167,772 and $122,276 for the year ended December 31, 2007 and 2006, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone, are included in selling expenses and amounted to $33,806 for the year ended December 31, 2007.

Accrued Liabilities

Accrued liabilities contained in the accompanying balance sheet include accruals for estimated amounts of credits to be issued in future years based on potentially defective products, other product returns and various allowances.  These estimates could change significantly in the near term.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  There was no stock-based compensation expense attributable to options for the years ended December 31, 2007 and 2006 for compensation expense for share-based payment awards granted prior to, but not vested as of December 31, 2005.  Such stock-based compensation is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  Compensation expense for share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

In conjunction with the adoption of SFAS 123(R), the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense. As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of and for the year ended December 31, 2007, there were no material amounts subject to forfeiture. The Company has not accelerated vesting terms of its out-of-the-money stock options, or made any other significant changes, prior to adopting FASB 123(R), Share-Based Payments.

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2007 included $112,000, consisting of $25,000 included in employee compensation, $81,600 for consulting fees and $5,400 for legal fees.  Stock-based compensation expense for the year ended December 31, 2006 included $108,361, consisting of $37,500 included in employee compensation, $44,500 for consulting fees, and $26,361 for professional fees.

Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks.  As of December 31, 2007, the Company has cash in excess of FDIC limits of approximately $140,000.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had three customers who comprised at least ten percent of gross revenue during 2007.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2007	2006	2007	2006

Customer A	30%	37%	$691,110	$98,834
Customer B	28%	-	485,275	-
Customer C	21%	34%	161,571	341,552

	79%	71%	$1,337,956	$440,386

Major Vendors

The Company had two vendors from which it purchased at least ten percent of merchandise during 2007.  The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable at December 31, 2007 from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2007	2006	2007	2006

Vendor A	56%	86%	$131,973	$41,054
Vendor B	10%	10%	45,481	-

	66%	96%	$177,454	$41,054

NOTE 3 – DUE TO RELATED PARTIES

During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 had been included in due related parties at December 31, 2006.  During the year ended December 31, 2007, this debt was forgiven.  Also included in due to related parties, as of December 31, 2006, was accrued but unpaid officer’s compensation of $100,000, payable to the Company’s former CEO. During the three months ended March 31, 2007, the $100,000 accrued compensation was converted into 3,031,000 shares of common stock.

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

On September 15, 2006, the Company executed a $750,000 promissory note payable a director of the Company, secured by the accounts receivable of the note holder.  The note carries an interest rate of 8% per annum.  Interest is payable each calendar quarter, commencing with the quarter ended December 31, 2006.  All principal is payable if full, with accrued interest, on December 31, 2008.  At the option of the note holder, any quarterly interest or the principal may be paid in cash or in shares of the Company’s common stock or a combination of cash or shares.  Any shares issued shall have a value of $ .08 per share for purposes of calculating the amount of principal or interest paid by the issuance of each share.  The proceeds from this note were used to funds to Capstone acquisition.  As of December 31, 2006, the total amount payable on the note was $767,589, including $17,589 of accrued interest.  On November 2, 2007, the Company issued 312,536 shares of its Preferred Series B stock valued at $750,000 as payment for $750,000 in principal.  During the year ended December 31, 2007, the Company paid accrued interest of $62,465.  At December 31, 2007, the balance owed on this note was $0.

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal is payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At December 31, 2007, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the noteholder.

Overseas Building Supplies - Notes Payable to Director

On December 14, 2006, Overseas Building Supply received proceeds from a note payable of $2,500 to a director. During the quarter ended March 31, 2007, Overseas Building Supply received proceeds from additional notes payable of $24,000.  The notes carry an interest rate of 8% per annum and are due on demand.  On November 2, 2007, the Company issued 11,043 shares of its Series B Preferred stock valued at $26,500 as payment for $26,500 in principal.  During the year ended December 31, 2007, the Company paid accrued interest of $1,125.  At December 31, 2007 and December 31, 2006, the total amount due on these loans was $0 and $2,510, respectively.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

China Direct and Souvenir Direct - Loans Payable to Director

During the period from August 24, 2006 through November 30, 2006, a director made loans to the Company totaling $490,000, including $10,000 to the Company’s wholly owned subsidiary, Souvenir Direct, Inc.  The loans carry interest of 8% and are payable on demand.  In November 2006, the Company repaid $50,000 of this amount.  During the quarter ended March 31, 2007, the Company repaid $278,975 of these loans and received an additional $33,000 in proceeds from loans.  On November 2, 2007, the Company issued 81,060 shares of its Series B Preferred stock valued at $194,525 as payment for $194,525 in principal.  During the year ended December 31, 2007, the Company paid accrued interest of $20,266.  As of December 31, 2006, the total amount payable on these loans was $448,738, including $8,738 of accrued interest.  At December 31, 2007, the total amount payable on these loans was $0.

Capstone Industries – Loans Payable to Director

On June 15, 2007, Capstone Industries executed a $72,000 promissory note payable to a director of the Company.  The note carries an interest rate of  8% per annum and is due on February 15, 2008.  During the quarter ended September 30, 2007, the Company paid accrued interest of $240.  At December 31, 2007, the total amount payable on this loan was $74,904, including interest of $2,904.

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $106,838, including interest of $3,838.

Capstone Industries – Loans Payable to Officer

On September 7, 2007, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $102,521, including interest of $2,520.

During the quarter ended December 31, 2007, Capstone Industries executed two promissory notes payable totaling $400,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum is and due on January 31, 2008.  At December 31, 2007, the total amount payable on this loan was $404,043, including interest of $4,043.

Based on the above, the total amount payable to officers and directors as of September 30, 2007 and December 31, 2006 was $1,844,320 and $1,494,348, respectively, including accrued interest of $23,297 and $36,848, respectively.

The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31, ------------------------------------------- 2008 $ 688,305 2009 546,025 2010 - 2011 - 2012 - ----------------- Total future maturities $ 1,234,330 ==========

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTOR LOANS PAYABLE

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

NOTE 6 – LEASES

 On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Month payments are approximately $4,145 per month.

Rental expense under these leases was approximately $36,503 and $30,000 for the years ended December 31, 2007 and 2006, respectively.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS (continued)

License Agreement

On April 12, 2007, the Company entered into a trademark and licensing agreement with The Armor All/STP Products Company (“AASTP”).  As part of the agreement, the Company is required to pay AASTP royalties either at fixed periodic amounts or 5% of product sales.  The Company is required to make guaranteed minimum royalty payments as follows:  $100,000 payable in the 1st year of the contract; $300,000 payable in the 2nd year of the contract; and $500,000 payable in the 3rd year of the contract.  As of December 31, 2007, the Company has paid $50,000 in royalty expense to AASTP that is included as part of selling expenses.

Future guaranteed minimum royalty payments are as follows:

Guaranteed Minimum
Year	Royalty Payments
2008	$125,000
2009	$350,000
2010	$375,000
$850,000

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

In September 2007, the Company issued 19,470,588 shares of common stock for cash of $331,000.

In October 2007, the Company issued 12,352,941 shares of common stock for cash of $210,000.

In November 2007, the Company issued 50,000 shares of common stock for legal expenses of $1,800.

In November 2007, the Company issued 275,000 shares of common stock for consulting fees of  $9,100.

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

In February 2007, 74 shares of the Company’s series “A” preferred stock were exchanged for 73,400 shares of the Company’s common stock.

In May 2007, 367 shares of the Company’s series “A” preferred stock were exchanged for 367,000 shares of the Company’s common stock.

As of December 31, 2007, a total of 6,559 shares of series “A” preferred stock were issued and outstanding, and are convertible into common shares, at a rate of 1,000 shares of common stock for each share of series “A” preferred stock and are redeemable at the option of the Company.

Series “B” Preferred Stock

In January 2006 the Company sold 657,000 shares of its series “B” preferred stock for cash of $637,000, including 387,000 shares to the Company’s former CEO and the remaining shares to other directors of the Company.  During the three months ended March 31, 2007, 15,000 shares of the Company’s series “B” preferred shares issued to a director were exchanged for 990,000 shares of the Company’s common stock.

In September 2006 the Company issued 300,030 shares of its series “B” preferred stock to the Company’s former CEO in exchange for 20,000,000 shares of its common stock held by the former CEO.

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

In November 2007, the Company issued 416,708 shares of its series “B” preferred stock to a director for notes payable of $1,000,000.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

During September and October 2007, the Company issued 31,823,529 shares of common stock for cash at $.017 per share, or $541,000 total as part of a Private Placement.  Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 9,548,819 warrants were issued.  The warrants are ten year warrants and have an exercise price of $.025 per share.

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

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company under the 2005 Plan.  The options vest over two years.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these stock options in 2007.  The following assumptions were used in the fair value calculations:

Risk free rate – 4.64%
Expected term – 11 years
Expected volatility of stock – 131.13%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $43,821 in 2008and $14,607 in 2009 related to these stock options.

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 102,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, the Company’s CEO, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.

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

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these stock options in 2007.  The following assumptions were used in the fair value calculations:

Risk free rate – 4.66%
Expected term – 10 years
Expected volatility of stock – 133.59%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

The Company will recognize compensation expense of $754,613 in 2008, $754,613 in 2009, $754,613 in 2010, and $251,537 in 2011 related to these stock options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these stock options in 2007.  The following assumptions were used in the fair value calculations:

Risk free rate – 4.42%
Expected term – 11 and 12 years
Expected volatility of stock – 134.33%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $7,978 in 2008and $6,648 in 2009 related to these stock options.

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	7	$.02	250,000
$.029	130,500,000	10	$.029	26,100,000
$.029	4,000,000	11	$.029	-0-
$.029	700,000	12	$.029	-0-

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

CPS is also indebted to China Direct under a promissory note in the original principal amount of $250,000, executed by William Dato on June 27, 2006 and payable to China Direct, bearing interest at 7% per annum and maturing on June 30, 2007, subject to extension (the “2006 Promissory Note”) and subject to offset by (i) $41,600 owed by an affiliate of CHDT to the CPS funds advanced by CPS for portable generators that were never delivered and (ii) $15,000 as an agreed amount paid to compensate CPS for certain refunds required to be made by CPS (which amounts have been first applied to accrued and unpaid interest due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Promissory Note to maturity (June 30, 2007) and then to reduce the principal amount of the 2006 Promissory Note to $210,900.

On March 10, 2008, the Company was granted a Final Summary judgment against CPS for $501,740 related to the two notes due from CPS to the Company as part of the disposal agreement entered into in January 2007.   As of December 31, 2007, the Company determined these two notes to be uncollectible and wrote-off $427,710 to expense.  The Company is continuing with legal action to collect this judgment.

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

In connection with the disposal of CPS, the Company recorded a gain from discontinued operations of $149,424 at December 31, 2006.  The gain from discontinued operations consists of the following unaudited amounts:

	(Unaudited)
	For the Years Ended
	December 31,
	2007	2006
Net loss from discontinued operations	$-	$(518,902)
Net gain on disposal of discontinued operations	-	668,326
Income (Loss) from discontinued operations	$-	$149,424

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,218,000 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	$454,690	$292,945
Valuation Allowance	(454,690)	(292,945)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
	2007	2006
Provision (Benefit) at US Statutory Rate	$(161,745)	$(84,660)
Increase (Decrease) in Valuation Allowance	161,745	84,660
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 11 – CONTINGENCIES

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SALE OF ASSETS

The assets and liabilities of Souvenir Direct were transferred into Capstone January 1, 2007.  The assets consisted of cash of $13,816, accounts receivable of $20,967, deposits of $1,775, net fixed assets of $3,329, and intercompany receivables of $160,263. The liabilities consisted of accrued expenses of $38,387 and loans payable of $10,000.

On December 1, 2007, the Company sold the remaining assets of Souvenir Direct for $206,284.  For the year ended December 31, 2007, a gain on disposal of assets of $206,284 was recognized in the financial statements of the Company.

NOTE 14 - INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company capitalized $73,012 of product development costs related to the production of the Company’s AASTP products.  These costs will be amortized over their useful life, which the Company has determined to be two years.

NOTE 15 – UNCERTAIN TAX POSITIONS

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 16 – SUBSEQUENT EVENTS

In January 2008, Capstone repaid $350,000 of loans payable due to the CEO of Company and $72,000 of notes payable due a director of the Company.  These payments included accrued interest of $8,827.16.

In January and February 2008, the Company granted 4,150,000 stock options to employees and members of the Board of Directors.  The options have vesting periods of 1 to 2 years and terms of 2 to 11 years.  All of the options have an exercise price of $.029.

In January 2008, the Company’s chairman exchanged 50,000,000 shares of the Company’s common stock for 750,075 shares of the Company’s Series B Preferred stock.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS (continued)

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Offer and President, whereby Mr. Wallach will be paid $225,000 per annum.  The term of the contract begins February 5, 2008 and ends on February 5, 2011.

On February 5, 2008, the Company entered into an Employment Agreement with Gerry McClinton, the Company’s Chief Operating Officer, whereby Mr. McClinton will be paid $150,000 per annum.  The term of the contract begins February 5, 2008 and ends on February 5, 2011.

On February 5, 2008, the Company entered into an Employment Agreement with Howard Ullman, the Chairman of Board of Directors of the Company, whereby Mr. Ullman will be paid $100,000 per annum.  The term of the contract begins February 5, 2008 and ends on February 5, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 31st day of March 2008.

CHDT CORPORATION

Dated: March 31, 2008	By	/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of CHDT Corporation and in the capacities and on the dates indicated.

/s/ Stewart Wallach Stewart Wallach Principal Executive Officer	Director and Chief Executive Officer	March 31, 2008

/s/ Laurie Holtz Laurie Holtz Principal Financial and Accounting Officer	Director and Chief Financial Officer	March 31, 2008

/s/ Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Operating Officer and Director	March 31, 2008
/s/ Howard Ullman Howard Ullman	Chairman of the Board of Directors	March 31, 2008
/s/ Jeffrey Guzy Jeffrey Guzy	Director	March 31, 2008

/s/ Jeffrey Postal Jeffrey Postal	Director	March 31, 2008

/s/ Larry Sloven Larry Sloven	Director	March 31 2008