Form 10-Q
period 2008-03-31
CHDT CORP
filed 2008-05-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 000-28831

CHDT CORPORATION

(Exact name of small business issuer as specified in its charter)

Florida	84-1047159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Jim Moran Boulevard, Suite 120, Deerfield Beach, Florida 33442
(Address of principal executive offices)

(954) 252-3440
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2008, there were 557,941,646 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets:

Current assets:
Cash	$115,352	$257,802
Accounts receivable - net	480,226	1,351,648
Inventory	322,275	333,184
Prepaid expense	31,102	23,331

Total Current Assets	948,955	1,965,965

Fixed assets:
Computer equipment & software	45,685	45,685
Machinery and equipment	302,235	276,408
Furniture and fixtures	5,665	5,665
Less: Accumulated Depreciation	(141,645)	(119,154)

Total Fixed Assets	211,940	208,604

Other non-current assets:
Product development costs	80,407	73,012
Goodwill	1,936,020	1,936,020
Deposits	15,000	15,000

Total other non-current assets	2,031,427	2,024,032

Total assets	$3,192,322	$4,198,601

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$243,663	$601,946
Notes and loans payable to related parties - current maturities	364,493	688,305

Total current liabilities	608,156	1,290,251

Non-current liabilities
Notes and loans payable to related parties	546,025	546,025

Total non-current liabilities	546,025	546,025

Total Liabilities	1,154,181	1,836,276

Stockholders' Deficit:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued 60 at March 31, 2008
and 6,560 shares at December 31, 2007	1	7
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 2,108,813 at March 31, 2008
and 1,358,738 at December 31, 2007	210,882	135,874
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 557,941,646 shares at March 31, 2008
and 599,745,646 shares at December 31, 2007	55,794	59,975
Additional paid-in capital	5,227,510	5,034,527
Accumulated deficit	(3,456,046)	(2,868,058)

Total Stockholders' Deficit	2,038,141	2,362,325

Total Liabilities and Stockholders’ Deficit	$3,192,322	$4,198,601

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

Revenues	$574,180	$211,042
Cost of Sales	(320,436)	(138,015)
Gross Profit	253,744	73,027

Operating Expenses:
Sales and marketing	34,430	13,688
Compensation	471,206	95,615
Professional fees	34,334	47,207
Consulting	28,130	66,875
Other General and administrative	249,866	78,723
Total Operating Expenses	817,966	302,108

Net Operating Income (Loss)	(564,222)	(229,081)

Other Income (Expense):
Miscellaneous income	-	750
Interest expense	(24,375)	(27,504)
Interest income	609	3,267
Total Other Income (Expense)	(23,766)	(23,487)

Net Income (Loss)	$(587,988)	$(252,568)

Income (Loss) per Common Share	$-	$-

Weighted average shares outstanding	565,574,034	543,997,861

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(587,988)	$(252,568)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for accrued expenses	40,000	106,813
Stock issued for expenses	2,500	75,000
Depreciation and amortization	33,980	5,094
Compensation expense from stock options	221,303	-
(Increase) decrease in accounts receivable	871,422	444,075
(Increase) decrease in inventory	10,909	(54,475)
(Increase) decrease in prepaid expenses	(7,771)	(967)
(Increase) decrease in deposits	-	(1,950)
(Increase) decrease in other assets	(18,882)	(2,769)
Increase (decrease) in accounts payable and accrued expenses	(358,283)	(60,117)
Increase (decrease) in due to/from related parties	-	(100,000)
Increase (decrease) in accrued interest on notes payable	(1,813)	17,184
Increase (decrease) in deposits from customers	-	18,235
Net cash provided by (used) in operating activities	205,377	193,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,827)	(18,127)
Net cash provided by (used) investing activities	(25,827)	(18,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	5,000
Proceeds from notes and loans payable to related parties	100,000	-
Repayments of notes and loans payable to related parties	(422,000)	(221,975)
Net Cash Provided by Financing Activities	(322,000)	(216,975)

Net (Decrease) Increase in Cash and Cash Equivalents	(142,450)	(41,547)
Cash and Cash Equivalents at Beginning of Period	257,802	198,084
Cash and Cash Equivalents at End of Period	$115,352	$156,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23,297	$27,504
Franchise and income taxes	$-	$-

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

The unaudited financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

From the beginning of fiscal year 2007, the Company has been primarily engaged in the business of marketing and selling consumer products through national and regional retailers and distributors, in North America.Capstone currently operates in four primary business segments: Lighting Products, Comfort Products, Power Tools and Automotive Accessories. . The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party contract manufacturing companies.

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

As of March 31, 2008, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $281,834 at March 31, 2008 and $292,743 as of December 31, 2007.

In addition, Black Box Innovations (previously Overseas Building Supply) had inventory of $40,441 at March 31, 2008 and December 31, 2007.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2007 or the first quarter of 2008.

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

Depreciation expense was $22,493 and $5,095 for the three months ended March 31, 2008 and 2007, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2007, whereas the fair value of the intangible asset exceeds its carrying amount.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the three months ended March 31, 2008 and 2007 are not presented as it would be anti-dilutive.  At March 31, 2008 and 2007, the total number of potentially dilutive common stock equivalents was 138,416,294 and 85,748,980, respectively.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2008 and 2007 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Overseas Building Supply, LLC (formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at March 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.

Reclassifications

Certain reclassifications have been made in the 2007 financial statements to conform with the 2008 presentation. There were no material changes in classifications made to previously issued financial statements.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred. Advertising and promotion expense was $34,430 and $13,688 for the three months ended March 31, 2008 and 2007, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone, are included in selling expenses and amounted to $1,901 for the three months ended March 31, 2008.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.   For three months ended March 31, 2008, the Company recognized compensation expense of $188,653 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.   For three months ended March 31, 2008, the Company recognized compensation expense of $10,955 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For three months ended March 31, 2008, the Company recognized compensation expense of $1,995 related to these options.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the three months ended March 31, 2008, the Company granted 4,150,000 stock options to employees and directors of the Company.  The options vest over one and two years.  For the three months ended March 31, 2008, the Company recognized compensation expense of $19,700 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2008 included $2,500 for consulting fees.  Stock-based compensation expense for the three months ended March 31, 2007 included $75,000, consisting of $25,000 included in employee compensation and $50,000 for consulting fees.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks.  As of December 31, 2007, the Company has cash in excess of FDIC limits of approximately $140,000.  As of March 31, 2008, the Company did not have any cash in excess of FDIC limits.

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

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal is payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At March 31, 2008, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the noteholder.

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

Capstone Industries – Loans Payable to Director

On June 15, 2007, Capstone Industries executed a $72,000 promissory note payable to a director of the Company.  The note carries an interest rate of  8% per annum and is due on February 15, 2008.  During the quarter ended September 30, 2007, the Company paid accrued interest of $240.  At December 31, 2007, the total amount payable on this loan was $74,904, including interest of $2,904.  In January 2008, the Company repaid this note payable.

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $106,838, including interest of $3,838.  At March 31, 2008, the total amount payable on this loan was $108,892, including interest of $5,892.

Capstone Industries – Loans Payable to Officer

On September 7, 2007, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $102,521, including interest of $2,520.  In January 2008, this note was repaid.

During the quarter ended December 31, 2007, Capstone Industries executed two promissory notes payable totaling $400,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum is and due on January 31, 2008.  At December 31, 2007, the total amount payable on this loan was $404,043, including interest of $4,043.  In January 2008, the Company paid $250,000 towards this note payable.  At March 31, 2008, the total amount payable on these loans was $155,162, including interest of $5,162.

On March 11, 2008, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum is due on June 30, 2008.  At March 31, 2008, the total amount payable on this loan was $100,438, including interest of $438.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Based on the above, the total amount payable to officers and directors as of March 31, 2008 and December 31, 2007 was $910,518 and $1,234,330, respectively, including accrued interest of $11,492 and $13,305, respectively.

The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2008	$364,493
2009	546,025
2010	-
2011	-
2012	-
Total future maturities	$910,518

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

NOTE 6 – LEASES

 On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,145 per month.

Rental expense under these leases was approximately $10,887 and $5,645 for the three months ended March 31, 2008 and 2007, respectively.

CHDT CORPORATION AND SUBSIDIARIES
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

In February 2008, the Company issued 1,584,000 shares of common stock for accrued directors fees of $40,000.

In March 2008, the Company issued 112,000 shares of common stock for consulting expenses of $2,500.

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

In February 2008, 6,500 shares of the Company’s series “A” preferred stock were exchanged for 6,500,000 shares of the Company’s common stock.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

As of March 31, 2008, a total of 60 shares of series “A” preferred stock were issued and outstanding, and are convertible into common shares, at a rate of 1,000 shares of common stock for each share of series “A” preferred stock and are redeemable at the option of the Company.

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

During the three months ended March 31, 2008, the Company granted 4,150,000 stock options to employees and directors of the Company.  The options vest over one and two years.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the three months ended March 31, 2008, the Company recognized compensation expense of $19,700 related to these stock options..  The following assumptions were used in the fair value calculations:

Risk free rate – 1.93% to 3.91%
Expected term – 2 to 11 years
Expected volatility of stock – 133.31% to 133.83%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $78,534 in 2008.related to these stock options.

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	7	$.02	250,000
$.029	130,500,000	10	$.029	26,100,000
$.029	4,000,000	11	$.029	-0-
$.029	700,000	12	$.029	-0-
$.029	1,000,000	10	$.029	-0-
$.029	150,000	10	$.029	-0-
$.029	2,500,000	2	$.029	-0-
$.029	500,000	11	$.029	-0-

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

This case concerns a lawsuit that was filed against the Company by three plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The Plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the plaintiffs allege that the Company promised to issue to the Plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of company Common Stock and a Promissory Note made by the Company for $700,000 principal amount. The Company has defended against the Plaintiffs' claims to date. If the Plaintiffs win a judgment on their claims, the judgment, if collected, would prove potentially ruinous the Company, unless a settlement involving no cash was arranged between the parties to the lawsuit. The Plaintiff's claims include a claim for receipt of the money due under the Promissory Note with a principal amount of $700,000. The Company lacks the cash flow or cash reserves or funding resources to pay such a claim, either in a lump sum or over time. If the

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONTINGENCIES (continued)

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

Potential Litigation

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

NOTE 12 - SALE OF ASSETS

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

NOTE 13 - INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company capitalized $73,012 of product development costs related to the production of the Company’s AASTP products.  During the three months ended March 31, 2008, the Company capitalized $18,883 of product development costs related to the production of the Company’s AASTP products.  These costs will be amortized over their useful life, which the Company has determined to be two years.   At March 31, 2008, amortization expense of $11,487 has been recorded.

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

NOTE 15 – SUBSEQUENT EVENTS

On May 1, 2008, Capstone Industries secured a conventional $2,000,000 asset based line of credit from Sterling National Bank, located in New York City.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – CHDT Corporation, a Florida corporation, (“CHDT,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”).   This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007; and (ii) financial liquidity and capital resources.

We are a developer and manufacturer of niche consumer products selling to distributors and retailers in the United States. We conduct our business through wholly owned operating subsidiaries.  Our current, sole wholly-owned operating subsidiary is Capstone Industries, Inc., a Florida corporation, (“Capstone”) and Capstone currently operates in four primary consumer product business segments: Automotive Accessories  Comfort Products, Lighting and Power Tools.

Our growth strategy has four main strategies:

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

Capstone  Lighting products  consists of innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, task lights, flashlights and lighted magnifiers and also offers “Private Label” programs to major retailers.  “Private Label” is the manufacture of products by a company whereby those products  are sold under the name or trade name of the manufacturer’s retailers, distributors or bulk buyers.  Capstone will be introducing several new book lights and eco-friendly lights this year, that have been developed in association with the engineers from the STP® tools business unit.

Simply Comfort products are a collection of uniquely designed MP3 speaker comfort products made with various foams including memory foam.   We expect  to expand this product line in 2008 as retail placement develops.

STP®- tools were launched in October 2007. This product line includes the new technology lithium batteries for the 3.6v, 4.0v , 8.0v screwdrivers and 12v and 20v drill driver lines. The 20v system incorporates the Capstone designed Power Axis Universal Battery System which allows the same battery to be interchangeable with other 20v STP®-branded power tools such as reciprocating saw, jig saw, circular saw, impact wrench, work light, detail sander and other products. The line also includes the 19.2v Ni-cad drill driver system, which also uses a Universal Battery System.   We expect this category to expand with the release of new products.

STP®-branded Automotive Accessories were also launched in October 2007. This product line includes 200w, 400w, 800w and 1000w inverters, rechargeable Spotlights from 1 million candle power, up to 10 million candle power, 12v air compressor, garage clocks, weather center, creeper, mechanics chair and bar stool and the STP®-branded Tailgate Power – portable power station.  We expect this category to expand with the release of new products.

As a small business issuer with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.  While we face fewer competitors in our booklight and specialty light product line, we face many national or regional brand-named competitors in the power tool and automotive accessories product line. In general, we attempt to compete by leveraging the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more functions at what we deem to be a value price and supported by responsive customer service.  We also seek to license established trade names to assist in competing with larger competitors.  STP® is an example  of  this strategy. We believe that the use of a trade name like STP® combined with the competitive (in terms of functions, quality and features) products offered will reduce the cost of market penetration, which is essential  because we do not have the money or funding to compete head-to-head, market-to-market with large competitors like Black & Decker or Mikita, or  Dewalt .  We believe that licensing an established trade name like STP® was important to compete in the home use power tool market because that industry has many very large competitors with established market shares and years of consumer loyalty to their product lines. Black & Decker is one example of a large, established competitor in the North American home use power tool market.

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

Starting in 2007, we have sought to avoid the problems of the past by recruiting an experienced management  and sales team for the stated  purpose to develop and expand a consumer products business and we have endeavored to raise funds for  planned business development efforts.  These steps have resulted in losses on a quarter-by-quarter basis for fiscal year 2007 and the first quarter of 2008, but we believe that this investment in corporate infrastructure is necessary to lay the foundation for future success and business and product development.  While we are not certain that our current strategy and business line will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion,  the most likely path to any hope of sustained future profitability.

For the three months ended March 31, 2008 and 2007, the Company’s revenues were derived from 3 sources: (i) the sale of our booklight and tasklight products (Capstone and its booklight/tasklight product line was acquired by CHDT in September 2006); (ii) sale of promotional, gift and souvenir items by our recently sold SDI subsidiary; and (iii) revenues, if any,  from our 51% membership interest in CPS, which interest we divested in 2007.

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses.

The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business.  In fiscal year 2007, we had to continue  our historical reliance on raising working capital for operations and business and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates.  While we have secured  bank financing for operations in the second  quarter of fiscal year 2008 for  Capstone  operations, we may have to continue to raise working capital for business and product development (as well as mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already huge number of outstanding shares of Common Stock, dilutes our shareholders and further weakens our ability to attract primary market makers and  institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.

On May 1, 2008, Capstone Industries secured a conventional $2,000,000 asset based line of credit from Sterling National Bank, located in New York City.

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

Results of Operations: For the three months ended March 31, 2008, the Company had a net loss from continuing operations of approximately $587,988. For the three months ended March 31, 2007 the Company had a net loss from operations of $252,568. That is a net loss increase of $335,420 over 2007 results. The major reason for this additional loss was the increase over 2007 in Compensation Expense of $375,591  and General Administrative Expense of $171,143. In the first quarter 2007 we did not have the full cost impact of the new management team.

Total Revenues: For the three months ended March 31, 2008 and 2007, the Company had total sales of approximately $574,000 and $211,000 respectively, for an increase of $363,000, which represents a 172% increase over 2007. All of the revenue was generated by CHDT’s Capstone subsidiary, which through new product releases expanded its book light programs with several major national retailers and made its first shipment of STP® tools products.

Cost of Sales: For the three months ended March 31, 2008 and 2007, we had cost of sales of approximately $320,000 and $138,000, respectively.  This cost represents 55.8% and 65.4% respectively of total Revenue. As a percentage of Total Revenue costs have reduced from the same period last year by 9.6%. This is a direct result of the improved mix or products now being sold. In first quarter 2007 Revenue included low margin Souvenir and novelty product lines. These product lines was sold off at the end of 2007

Gross Profit: For the three months ended March 31, 2008, gross profit was approximately $254,000, increased by approximately $181,000 or 248% over $73,000 in 2007. Gross profit as a percentage of sales was 44.3% for the first quarter of 2008 as compared to 34.6% for the first quarter of 2007. This  Gross Profit increase is attributed directly to the increase in product sales volume combined with the improved mix of products offering higher margins than in the same period 2007

Operating Expenses: For the three months ended March 31, 2008 and 2007, operating expenses were $818,000 and $302,000 respectively. This is an  increase  of approximately $516,000 from 2007  This increase can be attributed to various factors, noted below

Employee compensation increased by $375,000 from $96,000 in the first quarter of 2007 to $471,000 in the first quarter of 2008. This was the result of hiring executives to build up the management structure for CHDT and the hiring of experienced sales executives to assist in launching Capstone’s new product lines, STP-branded tools and Simply Comfort.  CHDT also recognized in the compensation expense approximately $221,000 for stock options granted in 2007 and 2008.

Consulting Expenses reduced by $38,000 from approximately $66,000 in the first quarter of 2007 to $28,000 in the first quarter 2008.

Other General and administrative expenses increased approximately by $171,000 from $79,000 in the first quarter of 2007 to $250,000 in the first quarter of 2008.  The main reasons for these expenses were directors and officers insurance premiums of approximately $15,000, STP License costs: $25,000, increased Travel: $20,500, Office Rent Expense:  $12,000, Storage and Warehousing: $12,500. Product Sample Expenses $25,000. The increased expense was related to  Capstone’s  support for  the STP-branded tools product line and additional expenses related to the CHDT management infrastructure.

Other Income (Expense): Interest Expense decreased for the three months ended March 31, 2008 by approximately $3,100 from $27,500 in the three months ended March 31, 2007 to $24,400 in the three months ended March 31, 2008. This decreased expense is the result of loans being paid off by the Company.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation:   Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting  China to maintain and seek to expand   distribution  and  manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting  increased material costs, there are now pressures from Chinese Manufacturers to gradually increase costs We generally have been able to reduce cost increases by strong negotiating or re-engineering products

Country Risks.  Almost all of our contract manufacturing operations and sources of products are located in China.  We are dependent on China for almost all of the design and production of our consumer products.  As such, we are subject to significant risks not typically faced by companies operating in or obtaining  products from North America and Western Europe manufacturing sources.  Political,  economic and trade  conflicts  between the United  States and China,  including  possible conflict over North  Korea's  nuclear  weapons  program or the  independence  of Taiwan,  could severely hinder the ability of  CHDT to obtain products and fill customer orders from our current Chinese  manufacturing  sources. Further,  Chinese  commercial law is still  evolving to  accommodate  increasing capitalism in Chinese society,  especially in terms of commercial  relationships and dealings with foreign companies,  and can be unpredictable in application or principal.  The same unpredictability exists with respect to the central Chinese government,  which can  unilaterally and without prior warning impose new legal, economic  and  commercial  laws,  policies  and  procedures.   This element  of unpredictability heightens the risk of doing business in China.  While  dramatic anti-trade shift in Chinese policy or laws would seem to be clearly against the best interests of China and its current economic trends, China has a central government with the authority to make such changes.

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

Currency.  The U.S. dollars is the currency of used in all of our commercial transactions and our property and business is conducted in North America. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending March 31, 2008.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our managers monitor our receivables regularly.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that the disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1, 31.2 and 31.3 to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our annual report on Form 10-KSB for the year ended December 31, 2007, for a more complete understanding of the matters covered by such certifications.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003):   This action was brought by certain debenture holders of Socrates Technologies Corporation (“STC”), a defunct Delaware corporation, against us for allegedly purchasing certain operating assets of STC’s subsidiaries in March 2001, which assets were allegedly pledged as collateral for the STC debentures and which acquisition allegedly violated the STC debentures’ terms. Plaintiffs are seeking the value of the transferred assets.

There have been no new developments or activity in this lawsuit in fiscal year 2007. As of date of this Report, we are not aware of any action by the plaintiffs to resolve the pending motion for default judgment against the other defendants in order to clear the way for an appeal of the judgment entered in our favor by the trial court, which dismissed the plaintiffs’ initial complaint and then amended complaint in 2006.  While we are confident of prevailing in this matter with respect to claims against us ~~it~~, we are uncertain at this time of the final outcome of the motion for default against the other defendants or whether the plaintiffs intend to pursue this litigation any further.  An adverse judgment in this lawsuit against us, if not overturn on appeal or settled on favorable terms, would have potentially ruinous impact on our ability to effectively pursue our business plan and to achieve our business goals.  We, however, intend to vigorously litigate in this matter if the plaintiffs seek to appeal their case or obtain a default judgment against the other defendants.

CPS (Complete Power Solutions, LLC): As part of the January 26, 2007 Purchase and Settlement Agreement between CPS, CHDT and other parties, CPS issued of a promissory note  to us in the principal  amount of $225,560,  bearing annual interest at 7% with interest-only  payments commencing on July 1,  2007 and thereafter  being paid quarterly on  October 1st, January 1st , April 1st and July1st until the  principal and all unpaid  interest  thereon shall become due and payable on the maturity date,  being January 26, 2010, (the "2007 Promissory Note").  The 2007 Promissory Note provides that if principal and accrued interest thereon is not paid in full by the maturity date,  then 2007  Promissory  Note's maturity  date will be roll over for  successive one-year periods until paid in full.  For any roll over period, the annual  interest will be increased to 12%.

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

Potential Litigation.  CYBERQUEST,  INC.:   There have been no new developments in  this matter in fiscal year 2007.  We received two claims from certain former shareholders of Cyberquest, Inc.  in  the summer of 2006.  They claimed  to  hold  or  own approximately  70,000  shares of our Series A redeemable  preferred stock issued in our 1998 acquisition of Cyberquest.  Cyberquest ceased operations in 2000-2001 period.  We have investigated these claims and has not been  able to date to  substantiate  any of the  claims  to date and the claimants  have  not  pursued  their  claims  beyond  an  initial  communication asserting  ownership of these shares of serial  preferred stock.  We have not received any further claims or communications since the late summer of 2006. We are uncertain at this point if the claimants will pursue or press the aforementioned claim of preferred stock ownership.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2008, the Company’s chairman exchanged 50,000,000 shares of the Company’s common stock for 750,075 shares of the Company’s Series B Preferred stock.

In February 2008, the Company issued 1,584,000 shares of common stock for accrued directors fees of $40,000.

In February 2008, 6,500 shares of the Company’s series “A” preferred stock were exchanged for 6,500,000 shares of the Company’s common stock.

In March 2008, the Company issued 112,000 shares of common stock for consulting expenses of $2,500.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT #	DESCRIPTION OF EXHIBIT

2.1	Purchase Agreement, dated January 27, 2006, by and among CHDT Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among CHDT Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amendment to the Articles of Incorporation of CHDT Corp. **
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.1	Voting Agreement, dated January 27, 2006, by and among CHDT Corp., William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement dated January 27, 2006, by and between William Dato, CHDT Corporation and Complete Power Solutions, LLC. +
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.++++++
10.7	2008 Employment Agreement by Stewart Wallach and CHDT Corp.++++++
10.8	CHDT Corp. ++++++
10.9	2008 Employment Agreement by Howard Ullman and CHDT Corp.++++++
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation++++++
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Laurie Holtz, Chief Financial Officer^
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Laurie Holtz, Chief Financial Officer^
32.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Operating Officer^

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
++++++Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 2007 and filed by CHDT Corp. with the Commission on March 31, 2008.
^ Filed Herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of May 2008.

CHDT CORPORATION

Dated:   May 14, 2008

/s/ Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer and President

/s/ Laurie Holtz Laurie Holtz Principal Financial and Accounting Officer	Chief Financial Officer

/s/ Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Operating Officer