Form 10-Q
period 2008-06-30
CHDT CORP
filed 2008-08-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

(954) 252-3440
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒Yes☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes                      ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 30, 2008, there were 557,941,646 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets:

Current assets:
Cash	$144,026	$257,802
Accounts receivable - net	823,619	1,351,648
Inventory	386,009	333,184
Prepaid expense	34,477	23,331

Total Current Assets	1,388,131	1,965,965

Fixed assets:
Computer equipment & software	49,886	45,685
Machinery and equipment	353,053	276,408
Furniture and fixtures	5,665	5,665
Less: Accumulated Depreciation	(163,466)	(119,154)

Total Fixed Assets	245,138	208,604

Other non-current assets:
Product development costs - net	107,292	73,012
Goodwill	1,936,020	1,936,020
Deposits	16,793	15,000

Total other non-current assets	2,060,105	2,024,032

Total assets	$3,693,374	$4,198,601

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$753,100	$601,946
Customer deposits	3,002	-
Notes and loans payable to related parties - current maturities	439,870	688,305

Total current liabilities	1,195,972	1,290,251

Non-current liabilities
Note payable - Sterling Bank	359,014	-
Notes and loans payable to related parties	546,025	546,025

Total non-current liabilities	905,039	546,025

Total Liabilities	2,101,011	1,836,276

Stockholders' Deficit:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued 60 at June 30, 2008
and 6,560 shares at December 31, 2007	1	7
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 2,108,813 at June 30, 2008
and 1,358,738 at December 31, 2007	210,882	135,874
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 557,941,646 shares at June 30, 2008
and 599,745,646 shares at December 31, 2007	55,794	59,975
Additional paid-in capital	5,333,804	5,034,527
Accumulated deficit	(4,008,118)	(2,868,058)

Total Stockholders' Deficit	1,592,363	2,362,325

Total Liabilities and Stockholders’ Deficit	$3,693,374	$4,198,601

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$694,596	$389,436	$1,268,776	$600,478
Cost of Sales	(495,275)	(208,844)	(815,711)	(346,859)
Gross Profit	199,321	180,592	453,065	253,619

Operating Expenses:
Sales and marketing	35,980	9,458	70,410	23,146
Compensation	349,769	174,944	820,975	270,559
Professional fees	46,182	61,986	80,516	109,193
Consulting	25,200	8,125	53,330	75,000
Other General and administrative	254,308	186,675	504,174	265,398
Total Operating Expenses	711,439	441,188	1,529,405	743,296

Net Operating Income (Loss)	(512,118)	(260,596)	(1,076,340)	(489,677)

Other Income (Expense):
Miscellaneous income	-	-	-	750
Interest expense	(40,128)	(24,721)	(64,503)	(52,225)
Interest income	174	13,923	783	17,190
Total Other Income (Expense)	(39,954)	(10,798)	(63,720)	(34,285)

Net Income (Loss)	$(552,072)	$(271,394)	$(1,140,060)	$(523,962)

Income (Loss) per Common Share	$-	$-	$-	$-

Weighted average shares outstanding	557,941,646	561,343,299	561,757,861	552,718,495

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(1,140,060)	$(523,962)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for accrued expenses	40,000	106,813
Stock issued for expenses	2,500	90,000
Depreciation and amortization	67,287	13,289
Compensation expense from stock options	327,597	-
(Increase) decrease in accounts receivable	528,029	320,588
(Increase) decrease in inventory	(52,825)	(26,416)
(Increase) decrease in prepaid expenses	(11,146)	(8,632)
(Increase) decrease in deposits	(1,793)	(3,073)
(Increase) decrease in other assets	(57,254)	(15,504)
Increase (decrease) in accounts payable and accrued expenses	151,154	(37,707)
Increase (decrease) in due to/from related parties	-	(100,000)
Increase (decrease) in accrued interest on notes payable	(1,435)	(16,957)
Increase (decrease) in deposits from customers	3,002	12,342
Net cash provided by (used) in operating activities	(144,944)	(189,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(80,846)	(54,767)
Net cash provided by (used) investing activities	(80,846)	(54,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	5,000
Proceeds from notes payable	359,014	-
Proceeds from notes and loans payable to related parties	325,000	714,500
Repayments of notes and loans payable to related parties	(572,000)	(288,975)
Net Cash Provided by Financing Activities	112,014	430,525

Net (Decrease) Increase in Cash and Cash Equivalents	(113,776)	186,539
Cash and Cash Equivalents at Beginning of Period	257,802	198,084
Cash and Cash Equivalents at End of Period	$144,026	$384,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57,110	$52,225
Franchise and income taxes	$-	$-

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for CHDT Corporation, a Florida corporation (formerly, “China Direct Trading Corporation”)  (“Company” or “CHDT”) and Subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.  CHDT Corporation changed its name by amending its Articles of Incorporation, which name change was effective July 16, 2007 in respect of NASD Regulation, Inc. and OTC Bulletin Board approval of the name change, the trading symbol change from “CHDT.OB” to “CHDO.OB” and change in CUSIP Number for CHDT Common Stock and effective May 7, 2007 in terms of approval by the State of Florida of the charter amendment.

The unaudited financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

CHDT was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name "Yorkshire Leveraged Group, Incorporated", and then changed its domicile situs to Colorado in 1989 by merging into a Colorado corporation, named "Freedom Funding, Inc." Freedom Funding, Inc. then changed its name to "CBQ, Inc." by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from “CBQ, Inc.” to “China Direct Trading Corporation” as part of a reincorporation from the State of Colorado to the State of Florida.  Effective May 7, 2007, the Company amended its charter to change its name from “China Direct Trading Corporation” to “CHDT Corporation.”  This name change was effective as of July 16, 2007 for purposes of the change of its name on the OTC Bulletin Board.

Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida.  Souvenir Direct, Inc. operations were transferred to Capstone Industries, Inc. in the first quarter of fiscal year 2007 and Souvenir Direct, Inc.’s operating assets were sold on December 1, 2007.

On December 1, 2003, CHDT issued 97 million shares common stock to acquire 100% of the outstanding common stock of Souvenir Direct, Inc. in a reverse acquisition. At this time, a new reporting entity was created. Souvenir Direct, Inc. is considered the reporting entity for financial reporting purposes. Also on December 1, 2003, an additional 414,628,300 shares of common stock were issued to the previous owners of the Company.

In February 2004, the Company established a new subsidiary, initially named “China Pathfinder Fund, L.L.C.”, a Florida limited liability company. During 2005, the name was changed to “Overseas Building Supply, LLC” to reflect its shift in business lines from business development consulting services in China for North American companies to trading Chinese-made building supplies in South Florida.  This business line was ended in fiscal year 2007 and OBS’ name was changed to “Black Box Innovations, L.L.C.” (“BBI”) on March 20, 2008.  CHDT intends to offer new products through BBI in fiscal year 2008.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  The allowance for bad debt is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the receivables.  This evaluation in inherently subjective and requires estimated that are susceptible to significant revisions as more information becomes available.

As of June 30, 2008, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $345,568 at June 30, 2008 and $292,743 as of December 31, 2007.

BBI (previously “Overseas Building Supply, L.C.”) had inventory of $40,441 at June 30, 2008 and December 31, 2007.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2007 or the second quarter of 2008.

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

Depreciation expense was $44,315 and $13,290 for the six months ended June 30, 2008 and 2007, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the six months ended June 30, 2008 and 2007 are not presented as it would be anti-dilutive.  At June 30, 2008 and 2007, the total number of potentially dilutive common stock equivalents was 197,165,627 and 85,748,980, respectively.

Principles of Consolidation

The consolidated financial statements for the six months ended June 30, 2008 and 2007 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Black Box Innovations, L.L.C. (formerly “Overseas Building Supply, LLC” and formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at June 30, 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred. Advertising and promotion expense was $70,410 and $23,146 for the six months ended June 30, 2008 and 2007, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone, are included in selling expenses and amounted to $2,185 for the six months ended June 30, 2008.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options. On May 23, 2008, 74,666,667 of the above stock options were cancelled.  For six months ended June 30, 2008, the Company recognized compensation expense of $262,297 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.   For six months ended June 30, 2008, the Company recognized compensation expense of $21,910 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For six months ended June 30, 2008, the Company recognized compensation expense of $3,990 related to these options.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the three months ended March 31, 2008, the Company granted 4,150,000 stock options to employees and directors of the Company.  The options vest over one and two years.  For the six months ended June 30, 2008, the Company recognized compensation expense of $39,400 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the six months ended June 30, 2008 included $2,500 for consulting fees.  Stock-based compensation expense for the six months ended June 30, 2007 included $75,000, consisting of $25,000 included in employee compensation and $50,000 for consulting fees.

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

In December 2007, the FASB issued No. 160, “Non-controlling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks.  As of December 31, 2007, the Company has cash in excess of FDIC limits of approximately $140,000.  As of June 30, 2008, the Company did not have any cash in excess of FDIC limits.

Accounts Receivable

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States.  The Company typically does not require collateral from customers. Credit risk is limited due to the financial strength of the customers comprising the Company’s customer base and their dispersion across different geographical regions.  The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during fiscal year ended December 31, 2007.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2007	2006	2007	2006

Customer A	30%	37%	$691,110	$98,834
Customer B	28%	-	485,275	-
Customer C	21%	34%	161,571	341,552

	79%	71%	$1,337,956	$440,386

Major Vendors

The Company had two vendors from which it purchased at least ten percent (10%) of merchandise during fiscal year ended December 31, 2007.  The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable at December 31, 2007 from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2007	2006	2007	2006

Vendor A	56%	86%	$131,973	$41,054
Vendor B	10%	10%	45,481	-

	66%	96%	$177,454	$41,054

NOTE 3 – DUE TO RELATED PARTIES

During 2003 and 2004, a former officer of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 had been included in due related parties at December 31, 2006.  During the year ended December 31, 2007, this debt was forgiven.  Also included in due to related parties, as of December 31, 2006, was accrued but unpaid officer’s compensation of $100,000, payable to the Company’s former Chief Executive Officer. During the three months ended March 31, 2007, the $100,000 accrued compensation was converted into 3,031,000 shares of common stock.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Overseas Building Supply - Notes Payable to Shareholders

On September 1, 2004, Overseas Building Supply, LLC (f/k/a China Pathfinder Fund, LLC and now known as “Black Box Innovations, L.L.C.”), a wholly-owned subsidiary of the Company, executed notes payable of $15,000 to three shareholders of the Company, including $5,000 to CEO. The notes carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006.  As of December 31, 2006, the total amounts due on these loans was $16,761, including accrued interest.  During the three months ended March 31, 2007, these notes were converted into 468,750 shares of common stock.

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

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal is payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At June 30, 2008, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the note holder.

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for $200,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum and is due within six months.  At June 30, 2008, the total amount due on these notes was $201,479, including interest of $1,479.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Overseas Building Supplies - Notes Payable to Director

On December 14, 2006, Overseas Building Supply, L.C. (now known as “Black Box Innovations, L.L.C.”) received proceeds from a note payable of $2,500 to a director. During the quarter ended March 31, 2007, Overseas Building Supply received proceeds from additional notes payable of $24,000.  The notes carry an interest rate of 8% per annum and are due on demand.  On November 2, 2007, the Company issued 11,043 shares of its Series B Preferred stock valued at $26,500 as payment for $26,500 in principal.  During the year ended December 31, 2007, the Company paid accrued interest of $1,125.  At December 31, 2007 and December 31, 2006, the total amount due on these loans was $0 and $2,510, respectively.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $106,838, including interest of $3,838.  At June 30, 2008, the total amount payable on this loan was $110,947, including interest of $7,947.

Capstone Industries – Loans Payable to Officer

On September 7, 2007, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $102,521, including interest of $2,520.  In January 2008, this note was repaid.

During the quarter ended December 31, 2007, Capstone Industries executed two promissory notes payable totaling $400,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum is and due on January 31, 2008.  At December 31, 2007, the total amount payable on this loan was $404,043, including interest of $4,043.  In January 2008, the Company paid $250,000 towards this note payable.  On May 9, 2008, the Company paid principal of $150,000 and interest of $6,443 to pay off the remainder of this note.

On March 11, 2008, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum is due on June 30, 2008.  At June 30, 2008, the total amount payable on this loan was $102,411, including interest of $2,411.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On June 24, 2008, Capstone Industries executed a $25,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum and is due September 24, 2008.  At June 30, 2008, the total amount payable on this loan was $25,033, including interest of $33.

Based on the above, the total amount payable to officers and directors as of March 31, 2008 and December 31, 2007 was $910,518 and $1,234,330, respectively, including accrued interest of $11,492 and $13,305, respectively.

The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2008	$439,870
2009	546,025
2010	-
2011	-
2012	-
Total future maturities	$985,895

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

Interest shall be payable, at the option of the note holder, in cash or in shares of the Company’s common stock.  The number of common shares to be issued as payment of accrued and unpaid interest shall be determined by dividing the total amount of accrued and unpaid interest to be converted in common stock by the “Conversion Price” (as defined below). The Note shall be convertible (in whole or in part), at the option of the note holder, into a number of fully paid and non-assessable shares of common stock, by dividing that portion of the outstanding principal balance plus any accrued but unpaid interest as of the conversion date by the Conversion Price.

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

NOTE 6 – NOTE PAYABLE – STERLING BANK

On May 1, 2008, Capstone secured a conventional $2,000,000 asset based loan agreement from Sterling National Bank, located in New York City whereby Capstone received a credit line to fund working capital needs.  The loan provides funding for an amount up to 85% of eligible Capstone accounts receivable and 50% of eligible Capstone inventory.  The interest rate of the loan is the Wall Street Journal prime rate plus one and one-half percent per annum.  At June 30, 2008, there was $359,014 due on this loan.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

 On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,145 per month.

Rental expense under these leases was approximately $32,777 and $12,615 for the three months ended June 30, 2008 and 2007, respectively.

NOTE 8 - COMMITMENTS

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

NOTE 9 - STOCK TRANSACTIONS

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK TRANSACTIONS (continued)

In March 2007, the Company issued 757,575 shares of common stock for officers’ compensation valued at $25,000.  The shares were valued at $.033 per share.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK TRANSACTIONS (continued)

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

As of June 30, 2008, a total of 60 shares of series “A” preferred stock were issued and outstanding, and are convertible into common shares, at a rate of 1,000 shares of common stock for each share of series “A” preferred stock and are redeemable at the option of the Company.

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

The Company issued a stock warrant to each of two former officers of the Company in December 2003 for a total of 35,000 shares of the Company's common stock. Each of the stock warrants expires on July 20, 2014, and entitles each former officer to purchase 10,000 and 25,000 shares, respectively, of the Company's common stock at an exercise price of $0.05.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK TRANSACTIONS (continued)

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
Expected term – 11 years
Expected volatility of stock – 131.13%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $43,821 in 2008 and $14,607 in 2009 related to these stock options.

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 102,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, the Company’s CEO, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 23, 2008, 74,666,667 of these options were cancelled.  Compensation expense was recognized through the date of the cancellation of the options.

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
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK TRANSACTIONS (continued)

The Company will recognize compensation expense of $409,585 in 2008, $163,137 in 2009, $163,137 in 2010, and $54,379 in 2011 related to these stock options.

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
Expected term – 11 and 12 years
Expected volatility of stock – 134.33%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $7,978 in 2008 and $6,648 in 2009 related to these stock options.

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
Expected term – 2 to 11 years
Expected volatility of stock – 133.31% to 133.83%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $78,534 in 2008 related to these stock options.

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	7	$.02	250,000
$.029	55,833,333	10	$.029	38,973,333
$.029	4,000,000	11	$.029	1,750,000
$.029	700,000	12	$.029	-0-
$.029	1,000,000	10	$.029	-0-
$.029	150,000	10	$.029	-0-
$.029	2,500,000	2	$.029	-0-
$.029	500,000	11	$.029	-0-

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – BUSINESS ACQUISITIONS AND DISPOSALS

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

CPS is also indebted to CHDT under a promissory note in the original principal amount of $250,000, executed by William Dato on June 27, 2006 and payable to CHDT, bearing interest at 7% per annum and maturing on June 30, 2007, subject to extension (the “2006 Promissory Note”) and subject to offset by (i) $41,600 owed by an affiliate of CHDT to the CPS funds advanced by CPS for portable generators that were never delivered and (ii) $15,000 as an agreed amount paid to compensate CPS for certain refunds required to be made by CPS (which amounts have been first applied to accrued and unpaid interest due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Promissory Note to maturity (June 30, 2007) and then to reduce the principal amount of the 2006 Promissory Note to $210,900.

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

NOTE 10 – BUSINESS ACQUISITIONS AND DISPOSALS (continued)

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

Capstone Industries

On September 13, 2006 the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and Stewart Wallach, the sole shareholder of Capstone. Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by a note payable to the Company’s CEO and $1.25 million of the Company’s Series B Preferred Stock, $0.01 par value per share, which Series “B” stock is convertible into 15.625 million “restricted” shares of CHDT Common Stock, $0.0001 par value (common stock). CHDT has agreed to register shares of Common Stock under the Securities Act of 1933, as amended, to cover conversion of the Series “B” Stock issued to Mr. Wallach in the acquisition of Capstone.  Such registration has not been filed as of the date of this Report. China Direct will operate Capstone as a wholly-owned subsidiary. As of the date of this report these share have not been registered.  The Capstone acquisition was recorded as follows:

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

NOTE 11 - INCOME TAXES

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

NOTE 12 – CONTINGENCIES

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Second Circuit Court of Appeals, Case #07-1701-CV, April 2007; Lower Court Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003):   Both the initial and amended complaint of the plaintiffs in this case against us were dismissed by the trial court upon our motions to dismiss.  The plaintiffs perfected their appeal of the dismissal of the amended complaint and the appeal was briefed in November 2007.  The appeal is currently pending before the Second Circuit Court of Appeals in New York City. CHDT is uncertain when or how the Second Circuit will rule on the plaintiffs’ appeal.  CHDT has moved that the Second Circuit to make a ruling on the briefs without oral arguments, but CHDT believes that the plaintiffs have requested oral arguments.  There has been no ruling to date on the overall appeal or CHDT’s motion for a ruling based solely on the written appeal briefs submitted to date.   CHDT intends to appeal any adverse ruling in this case by the Second Circuit.  This action was initially brought by certain debenture holders of Socrates Technologies Corporation (“STC”), a defunct Delaware corporation, against us for allegedly purchasing certain operating assets of STC’s subsidiaries in March 2001, which assets were allegedly pledged as collateral for the STC debentures and which acquisition allegedly violated the STC debentures’ terms. Plaintiffs are seeking the value of the transferred assets.

In the fiscal quarter ending June 30, 2008, we engaged the Dorsey & Whitney in New York City to handle this case for us and to replace the law firm of Kalbian Hagerty LLP of Washington, D.C., which filed to withdraw from the case.  Bart Fisher, a former officer and director of CHDT and a principal beneficial owner of our Common Stock, is a party to the engagement agreement with Dorsey & Whitney.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCIES (continued)

This case concerns a lawsuit that was filed against the Company by three Plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The Plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the Plaintiffs allege that the Company promised to issue to the Plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of company Common Stock and a Promissory Note made by the Company for $700,000 principal amount. The Company has defended against the Plaintiffs' claims to date. If the Plaintiffs win a judgment on their claims, the judgment, if collected, would prove potentially ruinous the Company, unless a settlement involving no cash was arranged between the parties to the lawsuit. The Plaintiff's claims include a claim for receipt of the money due under the Promissory Note with a principal amount of $700,000. The Company lacks the cash flow or cash reserves or funding resources to pay such a claim, either in a lump sum or over time. If the Plaintiffs are awarded the claimed damages against the Company in this lawsuit, the Company would be unable to pay such damages, either in a lump sum or under any short-term schedule, and would be insolvent without an emergency infusion of capital from investors.

Sun Trust Bank Dispute. Sun Trust Bank line of credit and term note

Prior to being acquired by CHDT, Quantum Technology Group had a $4 million line of credit with Crestar Bank, which was subsequently acquired by Sun Trust. This line of credit was guaranteed by Quantum and five individual guarantors, including Ray Kostkowski, Anne Sigman, Skip Lewis, and Anthony Saunders. This line of credit was opened during April, 2000. On August 8, 2000, the Company acquired all of the shares of Quantum. Sun Trust asserted that $1.3 million of the line of credit had been used, and was owing to Sun Trust, as well as line of credit, a $200,000 term loan from Sun Trust to Quantum, approximately $200,000 in accrued interest and $100,000 in attorney fees -- all of which SunTrust had sought to collect from the individual guarantors. Sun Trust had not sued the Company and has not raised its prior threat to sue since 2005.

RAS Investment, Inc., a company affiliated with Anne Sigman, a former employee of the Company, has advised the Company that RAS has acquired the Sun Trust note and has demanded payment in cash or stock. As of the date of this Report, the Company's position remains as before, that is, that the Company is not obligated to pay the Sun Trust debts and any claims made to collect that debt could be defeated by several potential defenses and counterclaims.  CHDT has not received any communication in this matter from RAS Investment, Inc. since 2006.  The Company will aggressively defend against any effort to assert any claim against CHDT based on the above credit line.

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

NOTE 14 - INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company capitalized $73,012 of product development costs related to the production of the Company’s AASTP products.  During the six months ended June 30, 2008, the Company capitalized $57,254 of product development costs related to the production of the Company’s AASTP products.  These costs will be amortized over their useful life, which the Company has determined to be two years.   At June 30, 2008, amortization expense of $22,974 has been recorded.

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States (a)	2004 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 16 – SUBSEQUENT EVENTS

On July 11, 2008, the Company received a loan from a director of $250,000.  The note will be due on January 11, 2009 and carries an interest rate of 8% per annum.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – CHDT Corporation, a Florida corporation, (“CHDT,” “Company,” “we,” or “our”) is a public holding company with  its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the Over-The-Counter Bulletin Board under the trading symbol “CHDO.OB.”   This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007; and (ii) financial liquidity and capital resources.

We are a developer and manufacturer of niche consumer products selling to distributors and retailers in the United States. We conduct our business through wholly owned operating subsidiaries.  Our current, sole wholly-owned operating subsidiary is Capstone Industries, Inc., a Florida corporation, (“Capstone”) and Capstone currently operates in four primary consumer product business segments: Automotive Accessories  Comfort Products, Lighting and Power Tools.  We acquired Capstone in a cash and stock transaction on September 13, 2006.

Our growth strategy has four main strategies:

1.	Introduce our new product lines to more departments or stores at existing retail distribution channels; and
2.	Continue to expand retail distribution and move into new distribution channels; and
3.	Release new innovative products in order to expand existing product lines or categories; and
4.	Possibly supplement such efforts through acquiring one or more businesses that have innovative products that would compliment our existing marketing strategies.

Capstone Lighting products consists of innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, task lights, flashlights and lighted magnifiers and also offers “Private Label” programs to major retailers.  “Private Label” is the manufacture of products by a company whereby those products are sold under the name or trade name of the manufacturer’s retailers, distributors or bulk buyers.  Capstone will be introducing several new book lights and eco-friendly lights in fiscal year ended December 31, 2008, that have been developed in association with the engineers from the STP® tools business unit.

Simply Comfort products are a collection of uniquely designed MP3 speaker comfort products made with various foams including memory foam.  We expect to expand this product line in fiscal year 2008 as retail placement develops.

STP®- tools were launched in October 2007.  As used herein, “v” means volts and “w” means watts. This product line includes the new technology lithium batteries for the 3.6v, 4.0v, 8.0v screwdrivers and 12v and 20v drill driver lines. The 20v system incorporates the Capstone designed Power Axis Universal Battery System which allows the same battery to be interchangeable with other 20v STP®-branded power tools such as reciprocating saw, jig saw, circular saw, impact wrench, work light, detail sander and other products. The line also includes the 19.2v Ni-cad drill driver system, which also uses a Universal Battery System.   We expect this category to expand with the release of new products in fiscal years ended December 31, 2008 and 2009.

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

As a small business issuer with limited resources, we do not have the resources to effectively compete head-to-head with larger, more established competitors for any of the products.  While we face fewer competitors in our booklight and specialty light product line, we face many national or regional brand-named competitors in the power tool and automotive accessories product line. In general, we attempt to compete by leveraging the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more or at least competitive functions at what we deem to be a value price and supported by responsive customer service.  We also seek to license established trade names to assist in competing with larger competitors.  STP® is an example of this strategy. We believe that the use of a trade name like STP® combined with the competitive (in terms of functions, quality and features) products offered through our Chinese contract manufacturers will reduce the cost of market penetration, which is essential because we do not have the money or funding to compete head-to-head, market-to-market with large competitors like Black & Decker, Panasonic, Ryobi, Porter-Cable, Mikita, or  Dewalt.  We believe that licensing an established trade name like STP® was important to compete in the home use power tool market because that industry has many very large competitors with established market shares and years of consumer loyalty to their product lines. Black & Decker is one example of a large, established competitor in the North American home use power tool market.

Since the start of the 1990’s, the history of CHDT has been a series of failed operating subsidiaries engaged in various business lines.  With each failed business, we usually experienced a change in management and business focus.  We believe that these past failures were due to a combination of one or more of the following: (1) inadequate financing of operations; (2) absence of a readily available sources of affordable funding for operations and product and business development; (3) absence of any or enough experienced managers or executives; (4) lack of adequate strategic and financial planning and accurate budgeting projections; (5) general economic conditions and downturns in industries that undermined many small businesses, especially in the value-added reseller of computer hardware and custom software developer and systems developer industries; (6) inability to raise money in the public markets due to poor financial track record of CHDT, resulting low stock market price  and lack of sufficient institutional investor and market maker support for CHDT Common Stock; (7) selection of business lines that CHDT was ill suited to compete in or acquire; (8) operating losses severely limiting the business  and financial options and resources of CHDT;  (9) frequent changes in management and business lines; (10) concurrently operating incompatible business lines that were ill-suited for a small reporting company; and (11) acquisitions that diverted resources from existing operations and ultimately failed and, as such, hindered CHDT’s efforts to attain profitability on a sustained basis.

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

For the six months ended June 30, 2008 and 2007, the Company’s revenues were derived from 3 sources: (i) the sale of our booklight and tasklight products (Capstone and its booklight/tasklight product line was acquired by CHDT in September 2006); (ii) sale of promotional, gift and souvenir items by our recently sold SDI subsidiary under a December 1, 2007 purchase agreement; and (iii) revenues, if any,  from our 51% membership interest in CPS, which interest we divested as of December 31, 2006.

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses.

The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business.  In fiscal year 2007, we had to continue  our historical reliance on raising working capital for operations and business and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates.  While we have secured  bank financing for operations in the second  quarter of fiscal year 2008 for  Capstone  operations, we may have to continue to raise working capital for business and product development (as well as mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already huge number of outstanding shares of our Common Stock, dilutes our shareholders and further weakens our ability to attract primary market makers and  institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.

On May 1, 2008, Capstone Industries secured a conventional $2,000,000 asset based line of credit from Sterling National Bank, located in New York City. This credit line provides funding for an amount up to 85% of eligible Capstone U.S. accounts receivable and 50% of eligible Capstone inventory. The interest rate of the Loan shall be the Wall Street Journal Prime Rate plus one and one-half percent (1.5%) per annum (adjusted automatically with changes in the Wall Street Journal Prime Rate).  Capstone management believes that this credit line and available cash flow will be adequate to fund most of Capstone’s ongoing working capital needs in fiscal year 2008.

Our lack of primary market makers and institutional investor support of our Common Stock also contributes to our burden in achieving sustained, profitable business lines.   These problems stem from the manner in which CHDT was taken public in the late 1980’s and developed a public market for the Common Stock in 1998.  CHDT did not, and perhaps could not under then current circumstances, do an underwritten initial public offering of its Common Stock and produce by such an offering a national network of broker-dealers and institutional investors interested in long-term investment in CHDT and stability in the market price for the Common Stock. As a result, we have had difficulty in sustaining any increases in the market price of the Common Stock.  When the market price of the Common Stock enjoys any significant percentage increase, shareholders tend to sell the Common Stock to reap any gains (no matter how small)  from the market price increase and the selling causes the market price of the Common Stock to fall back to prior levels.  Since there are no primary market makers or institutional investors supporting the Common Stock, there are no investors effectively countering the impact of the selling pressure on the market price for the Common Stock. The low market price and lack of support for our Common Stock means that we are hampered in our ability to resort to the public markets to raise working capital because of the low stock market price. As such, we do not readily enjoy one of the principal benefits of being a public company: ready access to the public securities markets for working capital.

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

Results of Operations: For the three months ended June 30, 2008, the Company had a net loss from continuing operations of approximately $512,000. For the three months ended June 30, 2007 the Company had a net loss from operations of $261,000. That is a net loss increase of $251,000 over 2007 results. The major reason for this additional loss was the increase over 2007 in Compensation Expense of $175,000 and General Administrative Expense of $67,000. In the second quarter of  2007 we did not have the full cost impact of the new management team.

Total Revenues: For the three months ended June 30, 2008 and 2007, the Company had total sales of approximately $695,000 and $389,000 respectively, for an increase of $306,000, which represents a 78.7% increase over 2007. All of the revenue was generated by CHDT’s Capstone subsidiary. In 2007, the $389,000 revenue  was  comprised primarily of domestic book light shipments meaning shipments to retailers  made from our warehouse located in the U.S. In the quarter ended June 30, 2008, approximately 72% ($500,000) of the $695,000 revenue was shipped on a Direct Import basis (EX China) and only 28% was shipped from our U.S. warehouse.  In general , depending on the product category,  U.S. national retailers are moving more towards Direct Import programs. This allows  retailers to have control over the cargo/containers, provides better inventory utilization  and  reduces their overall costs.  The increase in the Direct Import revenue is the result of increased sales of  STP® tools products to retailers.

Cost of Sales: For the three months ended June 30, 2008 and 2007, we had cost of sales of approximately $495,000 and $209,000, respectively.  This cost represents 71.2% and 53.7% respectively of total revenue. As a percentage of Total Revenue costs have increased from the same period last year by 17.5%. This is a direct result of the expanded mix of products now being sold. In first quarter 2007 Revenue were primarily comprised of higher margin booklights purchased domestically.

Gross Profit: For the three months ended June 30, 2008, gross profit was approximately $199,000, increased by approximately $18,000 or 9.9% over $181,000 in 2007. Gross profit as a percentage of sales was 28.6% for the three months ended June 30, 2008 as compared to 46.5% for the three months ended June 30, 2007. This Gross Profit decrease is a direct response of our larger customers buying on a direct import basis. The gross margins are lower in this selling scenario as indicated but the company’s expenses are also reduced as the customer is responsible for related expenses. (Freight,  duties and handling costs).

Operating Expenses: For the three months ended June 30, 2008 and 2007, operating expenses were $711,000 and $441,000 respectively. This is an increase of approximately $270,000 from 2007.  This increase can be attributed to various factors, noted below

Employee compensation increased by $175,000 from $175,000 in the second quarter of 2007 to $350,000 in the second quarter of 2008. This was the result of hiring executives to build up the management structure for CHDT and the hiring of experienced sales executives to assist in launching Capstone’s new product lines, STP-branded tools and Simply Comfort.  CHDT also recognized in the compensation expense approximately $106,000 for stock options granted in 2007 and 2008.

Consulting Expenses increased by $17,000 from approximately $8,000 in the second quarter of 2007 to $25,000 in the second quarter 2008.

Other General and administrative expenses increased approximately by $67,000 from $187,000 in the second quarter of 2007 to $254,000 in the second quarter of 2008.  The main reasons for the higher expenses in the quarter were bank  loan closing fees - $23,000,   new product packaging - $11,000 , product certification and testing - $27,000.  Other large expenses  in the quarter include   directors and officers insurance premiums of approximately $15,000, STP License costs: $25,000,marketing allowances $15,000, equipment-tooling depreciation - $21,000, Travel: $14,000,Trade & Shows $25,000,  Office Rent Expense:  $21,000, Storage and Warehousing: $9,400. . The increased expense was related to  Capstone’s  support for  the STP-branded tools product line and additional expenses related to the CHDT management infrastructure.

Other Income (Expense): Interest Expense increased for the three months ended June 30, 2008 by approximately $15,000 from $25,000 in the three months ended June 30, 2007 to $40,000 in the three months ended June 30, 2008. This increased expense is the result of new loans being executed by the Company.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation:   Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting  China to maintain and seek to expand   distribution  and  manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting  increased material costs, there are now pressures from Chinese Manufacturers to gradually increase costs. We generally have been able to reduce cost increases by strong negotiating or re-engineering products, but we may have to increase the price of our products in fiscal year 2008 in response to such inflationary pressures.  Since we operate in industries where the consumers tend to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2008.

Country Risks.  Almost all of our contract manufacturing operations and sources of products are located in Peoples’ Republic of China or “China.”  We are dependent on China for almost all of the design and production of our consumer products.  As such, we are subject to significant risks not typically faced by companies operating in or obtaining  products from North America and Western Europe manufacturing sources.  Political,  economic and trade  conflicts  between the United  States and China,  including  possible conflict over North  Korea's  nuclear  weapons  program or the  independence  of Taiwan,  could severely hinder the ability of  CHDT to obtain products and fill customer orders from our current Chinese  manufacturing  sources. Further,  Chinese  commercial law is still  evolving to  accommodate  increasing capitalism in Chinese society,  especially in terms of commercial  relationships and dealings with foreign companies,  and can be unpredictable in application or principal.  The same unpredictability exists with respect to the central Chinese government,  which can  unilaterally and without prior warning impose new legal, economic  and  commercial  laws,  policies  and  procedures.   This element  of unpredictability heightens the risk of doing business in China.  While  dramatic anti-trade shift in Chinese policy or laws would seem to be clearly against the best interests of China and its current economic trends, China has a central government with the authority to make such changes and an incentive to take actions designed to reaffirm the control of the central government over the economy and society.

China has been under ongoing international pressure to value its currency in a manner that would increase the value of Chinese currency in respect of other world currencies and thereby increase the cost of Chinese goods in the world market.  Such a revaluation of Chinese currency could adversely impact business by increasing costs to consumers, but this cost impact would also affect our competitors with products produced in China.  China adopted a 2% revaluation of its currency in 2005 and the U.S. Dollar declined slightly in response to this revaluation.  While under international pressure to value the Chinese currency in a manner that more realistically reflects the strength and value of the Chinese currency, China may continue to keep Chinese currency at a level that some regard as below its perceived, true value.

Currency.  The U.S. dollars is the currency of used in all of our commercial transactions and our property and business is conducted in North America. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending June 30, 2008.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that the disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth below,  we are not a party  to any other material  pending  legal  proceedings  and,  to the  best  our  knowledge,  no such action by or against us has been  threatened.  From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on its financial position, results of operations or status as a going concern.

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Second Circuit Court of Appeals, Case #07-1701-CV, April 2007; Lower Court Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003):   Both the initial and amended complaint of the plaintiffs in this case against us were dismissed by the trial court upon our motion to dismiss.  The plaintiffs perfected their appeal of the dismissal of the amended complaint and the appeal was briefed in November 2007.  The appeal is currently pending before the Second Circuit Court of Appeals in New York City. CHDT is uncertain when or how the Second Circuit will rule on the plaintiffs’ appeal.  CHDT has moved that the Second Circuit to make a ruling on the briefs without oral arguments, but CHDT believes that the plaintiffs have requested oral arguments.  There has been no ruling to date on the overall appeal or CHDT’s motion for a ruling based solely on the written appeal briefs submitted to date.   CHDT intends to appeal any adverse ruling in this case by the Second Circuit.  This action was initially brought by certain debenture holders of Socrates Technologies Corporation (“STC”), a defunct Delaware corporation, against us for allegedly purchasing certain operating assets of STC’s subsidiaries in March 2001, which assets were allegedly pledged as collateral for the STC debentures and which acquisition allegedly violated the STC debentures’ terms. Plaintiffs are seeking the value of the transferred assets.  While we intend to aggressively defend against the claims of the Plaintiffs, at trial or on appeal, and we have been successful as of the date of this Report in such defense, an adverse judgment against us and the absence of an affordable settlement in this case could result in our insolvency (absent an emergency infusion of investor capital).

In the fiscal quarter ending June 30, 2008, we engaged the Dorsey & Whitney in New York City to handle this case for us and to replace the law firm of Kalbian Hagerty LLP of Washington, D.C., which filed to withdrawn from the case.  Bart Fisher, a former officer and director of CHDT and a principal beneficial owner of our Common Stock, is a party to the engagement agreement with Dorsey & Whitney.

CPS (Complete Power Solutions, LLC) Litigation (Case # CACE07-19082(25) 17th Judicial Court, Broward County, Florida): As part of the January 26, 2007 Purchase and Settlement Agreement between CPS, CHDT and other parties, CPS issued of a promissory note  to us in the principal  amount of $225,560,  bearing annual interest at 7% with interest-only  payments commencing on July 1,  2007 and thereafter  being paid quarterly on  October 1st, January 1st , April 1st and July1st until the  principal and all unpaid  interest  thereon shall become due and payable on the maturity date,  being January 26, 2010, (the "2007 Promissory Note").  The 2007 Promissory Note provides that if principal and accrued interest thereon is not paid in full by the maturity date,  then 2007  Promissory  Note's maturity  date will be roll over for  successive one-year periods until paid in full.  For any roll over period, the annual  interest will be increased to 12%.

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

We are not  currently  a party to any other legal  proceedings not disclosed above that we believe  will have a  material  adverse  effect on our  financial  condition  or results of operations.

Item 1A. Risk Factors.

During the three months ended June 30, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None by the Company during the quarter ended June 30, 2008.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

Related Party Transactions. On June 2, 2008, Stewart Wallach, CHDT Chief Executive Officer and President, and Howard Ullman, CHDT Chairman of the Board of Directors, entered into and consummated a written agreement (“Agreement”) whereby: (a) Mr. Wallach formally executed his May 23, 2008 commitment to the CHDT Board of Directors to voluntarily cancel his non-qualified stock option for 74,666,667 million shares of CHDT Common Stock, $0.0001 par value, (“Common Stock”), leaving 27,733,333 million shares available under that option for purchase by Mr. Wallach at $0.029 per share, and (b) Mr. Wallach purchased 35,000,000 shares of Common Stock and approximately 939,000 shares of CHDT Series B Convertible Preferred Stock, $0.10 par value, (“Series B Stock”) from Mr. Ullman.  The per share purchase price for the shares was $0.0025 for the Common Stock and $0.165 for the Series B Stock, or an aggregate purchase price of approximately $242,435  (“Aggregate Purchase Price”).  The Aggregate Purchase Price was paid by a five-year promissory note issued by Mr. Wallach to Mr. Ullman.  The Note bears interest at five percent per annum and provides for payment of principal and interest in five equal annual installments, each payable on the first annual anniversary of the date of the Note with the first installment due June 2, 2009.  Mr. Wallach may pay such sums with shares of CHDT capital stock that he beneficially own.  The transaction is intended to reflect Mr. Wallach’s increasing importance to the executive management and strategic planning of CHDT.

Mr. Wallach consented to the termination of the 74,666,667 common stock option shares on May 23, 2008, subject to the conditions of the Agreement (including signing and closing of the Agreement on June 2, 2008).  That consent is memorialized in the Agreement and subject to the signing and closing of the Agreement on June 2, 2008.  As a result of the termination of the 74,666,667 stock option shares, the Company is eliminating the incentive compensation expense for all terminated option shares from May 24, 2008, which have not be expensed in CHDT’s historical financial statements as filed with the SEC.  The incentive compensation expense eliminated by the termination of the 74,666,667 stock option shares by Mr. Wallach is estimated to be as follows: (a) $345,028 in incentive compensation expenses in fiscal year  2008 and (b) an aggregate total of $1,725,137 in incentive compensation expenses for fiscal year 2008 through fiscal year 20011 (the expense elimination for fiscal year 2008 is included in the amount of the total expense elimination for fiscal year 2008 through fiscal year 20011).

The sale of Series B Stock leaves Mr. Ullman with total ownership of 917,813 shares of Series B Stock (43% of the outstanding shares) and total ownership of 195,769,536 shares of Common Stock (35% of the outstanding shares) and provides Mr. Wallach with total ownership of  65,157,295 shares of Common Stock (12% of the outstanding shares) and 939,000 shares of Series B Stock (44% of the outstanding shares).  The Series B Stock is convertible into shares of Common Stock at 66 2/3 to 1 ratio. Mr. Wallach continues to have a non-qualified stock option for 29.013 million shares of Common Stock at an exercise price of $0.029 per share. Outstanding shares of the Series B Stock is 2,111,813 and outstanding shares of the Common Stock is 561,941,645 – both totals as of May 30, 2008.

On July 11, 2008, we received a loan commitment from Jeffrey Postal, a director of CHDT, for a maximum of $250,000 principal amount.  The principal accrues interest at 8% simple interest per annum and has a six (6) month term.  Principal and all accrued interest on the principal are due in a lump-sum payment on the maturity date of January 11, 2009, which can be extended for an additional six (6) consecutive month period with the mutual agreement of both parties.  As an equity kicker, CHDT also issued a warrant to Mr. Postal to purchase 4 million shares of “restricted” (as defined under Rule 144 of the Securities Act of 1933, as amended) concurrently with the loan commitment.  The exercise price under the warrant is $0.025 per share and the warrant has a term of five years.  The debt obligation is evidenced by a Promissory Note, dated July 11, 2008. Attached to the Promissory Note is the form of the warrant.  The proceeds from the loan will be used solely for funding of the production of products sold by Capstone.   CHDT elected to pursue the loan from Mr. Postal because the funding was immediately available from Mr. Postal without the customary delay of and the numerous restrictive covenants of traditional bank financing, the funding was needed this fiscal quarter to fund the production of products and there was no assurance or certainty that the funding could be obtained from other funding sources in a timely manner or at all. This transaction and the underlying documentation were approved by disinterested directors of CHDT as being fair to CHDT and its public shareholders. The issuance of the warrant is made in reliance on a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.  The above description of the Promissory Note and warrant are qualified in their entirety by reference to the actual documents, which are attached to this Form 8-K Report, filed with the Commission on July 17, 2008,  as Exhibit 10.1.

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
^ Filed Herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of August 2008.

CHDT CORPORATION

Dated:   August 14, 2008

/s/ Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer and President

/s/ Laurie Holtz Laurie Holtz Principal Financial and Accounting Officer	Chief Financial Officer

/s/ Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Operating Officer