Form 10-Q
period 2008-09-30
CHDT CORP
filed 2008-10-29
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2008, there were 557,941,646 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets:

Current assets:
Cash	$250,154	$257,802
Accounts receivable - net	2,331,821	1,351,648
Inventory	695,843	333,184
Prepaid expense	32,271	23,331

Total Current Assets	3,310,089	1,965,965

Fixed assets:
Computer equipment & software	59,646	45,685
Machinery and equipment	402,600	276,408
Furniture and fixtures	5,665	5,665
Less: Accumulated Depreciation	(195,160)	(119,154)

Total Fixed Assets	272,751	208,604

Other non-current assets:
Product development costs - net	118,352	73,012
Goodwill	1,936,020	1,936,020
Deposits	16,793	15,000

Total other non-current assets	2,071,165	2,024,032

Total assets	$5,654,005	$4,198,601

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,332,940	$601,946
Customer deposits	-	-
Notes and loans payable to related parties - current maturities	572,973	688,305

Total current liabilities	2,905,913	1,290,251

Non-current liabilities
Note payable - Sterling Bank	439,830	-
Notes and loans payable to related parties	546,025	546,025

Total non-current liabilities	985,855	546,025

Total Liabilities	3,891,768	1,836,276

Stockholders' Deficit:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued 60 at September 30, 2008
and 6,560 shares at December 31, 2007	1	7
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 2,108,813 at September 30, 2008
and 1,358,738 at December 31, 2007	210,882	135,874
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 557,941,646 shares at September 30, 2008
and 599,745,646 shares at December 31, 2007	55,794	59,975
Additional paid-in capital	5,440,097	5,034,527
Accumulated deficit	(3,944,537)	(2,868,058)

Total Stockholders' Deficit	1,762,237	2,362,325

Total Liabilities and Stockholders’ Deficit	$5,654,005	$4,198,601

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$3,021,926	$814,687	$4,290,702	$1,415,165
Cost of Sales	(2,068,727)	(456,918)	(2,884,438)	(803,777)
Gross Profit	953,199	357,769	1,406,264	611,388

Operating Expenses:
Sales and marketing	9,333	10,629	79,743	33,775
Compensation	378,946	409,435	1,199,921	679,994
Professional fees	37,051	53,426	117,567	162,619
Consulting	22,600	12,700	75,930	87,700
Other General and administrative	357,886	187,433	862,060	452,831
Total Operating Expenses	805,816	673,623	2,335,221	1,416,919

Net Operating Income (Loss)	147,383	(315,854)	(928,957)	(805,531)

Other Income (Expense):
Debt forgiveness	-	79,000	-	79,000
Miscellaneous income	-	-	-	750
Interest expense	(84,196)	(41,464)	(148,699)	(93,689)
Interest income	394	10,554	1,177	27,744
Total Other Income (Expense)	(83,802)	48,090	(147,522)	13,805

Net Income (Loss)	$63,581	$(267,764)	$(1,076,479)	$(791,726)

Income (Loss) per Common Share	$-	$-	$-	$-

Weighted average shares outstanding	557,941,646	569,920,650	560,476,479	558,422,786

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(1,076,479)	$(791,726)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for accrued expenses	40,000	159,255
Stock issued for expenses	2,500	101,100
Depreciation and amortization	119,168	21,323
Compensation expense from stock options	433,892	153,208
(Increase) decrease in accounts receivable	(980,173)	(130,157)
(Increase) decrease in inventory	(362,659)	(343,987)
(Increase) decrease in prepaid expenses	(8,940)	(11,632)
(Increase) decrease in deposits	(1,793)	(1,238)
(Increase) decrease in other assets	(88,504)	(23,794)
Increase (decrease) in accounts payable and accrued expenses	1,730,994	276,468
Increase (decrease) in due to/from related parties	-	(100,000)
Increase (decrease) in accrued interest on notes payable	6,669	(17,589)
Increase (decrease) in deposits from customers	-	12,530
Net cash provided by (used) in operating activities	(185,325)	(696,239)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(140,153)	(229,866)
Net cash provided by (used) investing activities	(140,153)	(229,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	336,000
Proceeds from notes payable	439,830	-
Proceeds from notes and loans payable to related parties	575,000	917,500
Repayments of notes and loans payable to related parties	(697,000)	(288,975)
Net Cash Provided by Financing Activities	317,830	964,525

Net (Decrease) Increase in Cash and Cash Equivalents	(7,648)	38,420
Cash and Cash Equivalents at Beginning of Period	257,802	198,084
Cash and Cash Equivalents at End of Period	$250,154	$236,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$142,031	$52,225
Franchise and income taxes	$-	$-

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for CHDT Corporation, a Florida corporation (formerly, “China Direct Trading Corporation”) (“Company” or “CHDT”) and its wholly-owned subsidiaries (“Subsidiaries”) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.  CHDT changed its name to “CHDT Corporation” by amending its Articles of Incorporation, which name change was effective July 16, 2007 in respect of NASD Regulation, Inc. and OTC Bulletin Board approval of the name change, the trading symbol change from “CHDT.OB” to “CHDO.OB” and change in CUSIP Number for CHDT Common Stock and effective May 7, 2007 in terms of approval by the State of Florida of the charter amendment.

The unaudited financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida.  Souvenir Direct, Inc. operations were transferred to Capstone Industries, Inc. in the first quarter of fiscal year 2007 and Souvenir Direct, Inc.’s operating assets were sold on December 1, 2007 to an unaffiliated buyer.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 13, 2006 the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (Capstone). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling consumer products to distributors and retailers in the United States.

Nature of Business

From the beginning of fiscal year 2007, the Company has been primarily engaged in the business of marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in four primary business segments: Lighting Products, Comfort Products, Power Tools and Automotive Accessories. The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party  manufacturing companies.

During the period that the Company owned a 51% interest in CPS (January 27, 2006 through December 31, 2006), the Company, through CPS, engaged in the business of selling and installing standby commercial and residential power generators in South Florida and, to a lesser extent, in adjacent states.

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

As of September 30, 2008, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $655,402 at September 30, 2008 and $292,743 as of December 31, 2007.

BBI (previously “Overseas Building Supply, L.C.”) had inventory of $40,441 at September 30, 2008 and December 31, 2007.

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

Depreciation expense was  $76,004 and $21,323 for the nine months ended September 30, 2008 and 2007, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the nine months ended September 30, 2008 and 2007 are not presented as it would be anti-dilutive.  At September 30, 2008 and 2007, the total number of potentially dilutive common stock equivalents was 197,165,627 and 85,748,980, respectively.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2008 and 2007 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Black Box Innovations, L.L.C. (formerly “Overseas Building Supply, LLC” and formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at September 30, 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred. Advertising and promotion expense was $79,743 and $33,775 for the nine months ended September 30, 2008 and 2007, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone, are included in General and Administrative  expenses and amounted to $38,292 for the nine months ended September 30, 2008.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options. On May 23, 2008, 74,666,667 of the above stock options were cancelled.  For nine months ended September 30, 2008, the Company recognized compensation expense of $335,941 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.   For nine months ended September 30, 2008, the Company recognized compensation expense of $32,868 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For nine months ended September 30, 2008, the Company recognized compensation expense of $5,985 related to these options.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the three months ended March 31, 2008, the Company granted 4,150,000 stock options to employees and directors of the Company.  The options vest over one and two years.  For the nine months ended September 30, 2008, the Company recognized compensation expense of $59,097 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the nine months ended September 30, 2008 included $2,500 for consulting fees.  Stock-based compensation expense for the nine months ended September 30, 2007 included $101,100, consisting of $25,000 included in employee compensation, $72,500 for consulting fees and $3,600 for legal fees.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks.  As of December 31, 2007, the Company has cash in excess of FDIC limits of approximately $140,000.  As of September 30, 2008, the Company has cash in excess of FDIC limits of approximately $84,000.

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

NOTE 3 – DUE TO RELATED PARTIES

During 2003 and 2004, a former officer and director of the Company paid $300,000 to settle a previously filed lawsuit on behalf of the Company. This $300,000 had been included in due related parties at December 31, 2006.  During the year ended December 31, 2007, this debt was forgiven.  Also included in due to related parties, as of December 31, 2006, was accrued but unpaid officer’s compensation of $100,000, payable to the Company’s former Chief Executive Officer. During the three months ended March 31, 2007, the $100,000 accrued compensation was converted into 3,031,000 shares of common stock.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Overseas Building Supply - Notes Payable to Shareholders

On September 1, 2004, Overseas Building Supply, LLC (f/k/a China Pathfinder Fund, LLC and now known as “Black Box Innovations, L.L.C.”), a wholly-owned subsidiary of the Company, executed notes payable of $15,000 to three shareholders of the Company, including $5,000 to CEO. The notes carry an interest rate of 5% per annum and are payable in twelve equal monthly installments with the first installment due and payable on January 31, 2006.  As of December 31, 2006, the total amounts due on these loans was $16,761, including accrued interest.  During the three months ended March 31, 2007, these notes were converted into 468,750 shares of CHDT common stock.

CHDT Corp - Notes Payable to Director

On June 29, 2006, the Company executed a $250,000 note payable to a director of the Company.  The note carries an interest rate of 7% per annum and is payable if full, with accrued interest, on June 30, 2007.  The proceeds from this note were used to advanced funds to CPS. As of December 31, 2006, the total amount payable on the note was $258,750, including $8,750 of accrued interest.  During the quarter ended June 30, 2007, the Company paid accrued interest of $13,125 and during the quarter ended September 30, 2007, the Company paid accrued interest of $4,363.  On August 21, 2007, the Company issued 2,804,947 shares of CHDT common stock valued at $252,445 as payment for $250,000 in principal and interest of $2,445 on the note.

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

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal is payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At September 30, 2008, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  The note will be due on January 11, 2009 and carries an interest rate of 8% per annum.  At September 30, 2008, the total amount payable on this note was $254,438, including interest of $4,438.

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for $200,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum and is due within six months.  At September 30, 2008, the total amount due on these notes was $205,512, including interest of $5,512.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $106,838, including interest of $3,838.  At September 30, 2008, the total amount payable on this loan was $113,023, including interest of $10,023.

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

On March 11, 2008, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum is due on June 30, 2008.  On August 5, 2008, the Company paid principal of $100,000 and interest of $3,222 to pay off this note.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On June 24, 2008, Capstone Industries executed a $25,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum and is due September 24, 2008.  On August 5, 2008, the Company paid principal of $25,000 and interest of $230 to pay off this note.

Based on the above, the total amount payable to officers and directors as of September 30, 2008 and December 31, 2007 was $1,118,998 and $1,234,330, respectively, including accrued interest of $19,973 and $13,305, respectively.

The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2008	$318,535
2009	800,463
2010	-
2011	-
2012	-
Total future maturities	$1,118,998

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

NOTE 6 – NOTE PAYABLE – STERLING BANK

On May 1, 2008, Capstone secured a conventional $2,000,000 asset based loan agreement from Sterling National Bank, located in New York City whereby Capstone received a credit line to fund working capital needs.  The loan provides funding for an amount up to 85% of eligible Capstone accounts receivable and 50% of eligible Capstone inventory.  The interest rate of the loan is the Wall Street Journal prime rate plus one and one-half percent per annum.  At September 30, 2008, there was $439,830 due on this loan.

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

Rental expense under these leases was approximately $49,415 and $24,072 for the nine months ended September 30, 2008 and 2007, respectively.

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

In January 2006 the Company issued 600,000 shares of series “A” convertible preferred stock, convertible into 50,738,958 shares of the Company’s common stock, in connection with the acquisition of a 51% majority interest in CPS.  The shares were valued at $1,200,000.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK TRANSACTIONS (continued)

In June, 2006, 1,000 shares of the Company’s series “A” convertible preferred stock, beneficially owned by the Company’s CEO, were exchanged for 1,000,000 shares of the Company’s common stock.  In February 2007, 74 shares of the Company’s series “A” preferred stock were exchanged for 73,400 shares of the Company’s common stock.  In May 2007, 367 shares of the Company’s series “A” preferred stock were exchanged for 367,000 shares of the Company’s common stock.

In February 2008, 6,500 shares of the Company’s series “A” convertible preferred stock were exchanged for 6,500,000 shares of the Company’s common stock.

As of September 30, 2008, a total of 60 shares of series “A” convertible preferred stock were issued and outstanding, and are convertible into CHDT common shares, at a rate of 1,000 shares of common stock for each share of series “A” convertible preferred stock and are redeemable at the option of the Company.

Series “B” Preferred Stock

In January 2006 the Company sold 657,000 shares of its series “B” convertible preferred stock for cash of $637,000, including 387,000 shares to the Company’s former CEO and the remaining shares to other directors of the Company.  During the three months ended March 31, 2007, 15,000 shares of the Company’s series “B” preferred shares issued to a director were exchanged for 990,000 shares of the Company’s common stock.

In September 2006 the Company issued 300,030 shares of its series “B” convertible preferred stock to the Company’s former CEO in exchange for 20,000,000 shares of its common stock held by the former CEO.

In September, 2006 the Company issued an additional 236,739 shares of its series “B” convertible preferred stock in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc.  The shares were valued at $1,250,000.  During the three months ended March 31, 2007, 236,739 shares of the Company’s series “B” convertible preferred stock was converted into 15,624,774 shares of the Company’s common stock.

In November 2007, the Company issued 416,708 shares of its series “B” convertible preferred stock to a director for notes payable of $1,000,000.

In January 2008, the Company’s chairman exchanged 50,000,000 shares of the Company’s common stock for 750,075 shares of the Company’s series B” convertible preferred stock.

The series “B” convertible preferred shares are convertible into common shares, at a rate of 66.66 shares of common stock for each share of series “B” convertible preferred stock.

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

During September and October 2007, the Company issued 31,823,529 shares of common stock for cash at $.017 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D.  Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.

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

On January 26, 2007, the Company entered into a Purchase and Settlement Agreement (the "Settlement Agreement"), dated and effective as of December 31, 2006, with William Dato and CPS whereby: (a) CPS repurchased the 51% membership interest owned by China Direct in return for the transfer of the 600,000 shares of the Company’s "Series A Preferred Stock”, which are convertible into 50,739,958 shares of the Company's common stock, and (b) the issuance of a promissory note by CPS to CHDT for 225,560, bearing annual interest at 7% with interest-only payments commencing on July 1, 2007 and thereafter being paid quarterly on April 1st, July 1st, October 1st, and January 1st until the principal and all unpaid interest thereon shall become due and payable on the maturity date, being January 6, 2010 (the “2007 Promissory Note”).  The 2007 Promissory Note also provides that the principal amount may be automatically increased by an amount of up to $7,500 if the amount of a customer claim is settled for less than $7,500. As of the date of this report the principal amount has not been increased by an amount up to $7,500, as described above.  The shares were valued at $1,775,864 based on the market value of the common stock the shares are convertible into.

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

In the fiscal quarter ending June 30, 2008, we engaged the Dorsey & Whitney in New York City to handle this case for us and to replace the law firm of Kalbian Hagerty LLP of Washington, D.C., which filed to withdraw from the case.  Bart Fisher, a former officer and director of CHDT and a principal beneficial owner of our Common Stock is a party to the engagement agreement with Dorsey & Whitney.  Mr. Fisher has paid previous legal costs on behalf of CHDT in this case and has agreed to do so without indemnification or reimbursement from CHDT.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – CONTINGENCIES (continued)

This case concerns a lawsuit that was filed against the Company by three Plaintiffs on or about December 4, 2003, but which the Company did not receive notice of until the week of February 18, 2004 or thereabouts. The Plaintiffs purchased debentures issued by Socrates Technologies Corporation (STC), a public Delaware corporation in 2000. When the Company purchased the assets of two STC subsidiaries in March 2001, the Plaintiffs allege that the Company promised to issue to the Plaintiffs and others the consideration that was to be paid to STC for the acquired assets and to so do in order to compensate the plaintiffs for their investment in the STC debentures, which were apparently in default at that time. The total consideration paid for the STC subsidiaries' assets were 7.65 million shares of company Common Stock and a Promissory Note made by the Company for $700,000 principal amount. The Company has defended against the Plaintiffs' claims to date. If the Plaintiffs win a judgment on their claims, the judgment, if collected, would prove potentially ruinous the Company, unless a settlement involving no cash was arranged between the parties to the lawsuit. The Plaintiff's claims include a claim for receipt of the money due under the Promissory Note with a principal amount of $700,000. The Company lacks the cash flow or cash reserves or funding resources to pay such a claim, either in a lump sum or over time. If the Plaintiffs are awarded the claimed damages against the Company in this lawsuit and the Company did not or could not appeal such an award, then under such circumstances the Company would be unable to pay such damages, either in a lump sum or under any short-term schedule, and would be insolvent without an emergency infusion of capital from investors.

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

Potential Litigation

Cyberquest, Inc.

As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 period. The Company has investigated these claims and has not been able to date to fully substantiate any of the claims to date and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock.  The Company has not received any further claims or communications since mid-2006.

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

NOTE 14 - INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company capitalized $73,012 of product development costs related to the production of the Company’s AASTP products.  During the nine months ended September 30, 2008, the Company capitalized $88,504 of product development costs related to the production of the Company’s AASTP products.  These costs will be amortized over their useful life, which the Company has determined to be two years.   At September 30, 2008, amortization expense of $43,163 has been recorded.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007; and (ii) financial liquidity and capital resources.

We are a developer and manufacturer of niche consumer products selling to distributors and retailers in the United States. We conduct our business through wholly owned operating subsidiaries.  Our current, sole wholly-owned operating subsidiary is Capstone Industries, Inc., a Florida corporation, (“Capstone”) and Capstone currently operates in four primary consumer product business segments: Automotive Accessories, Comfort Products, Lighting and Power Tools and Consumer Electronics will be added to our product listing in 2009. We acquired Capstone in a cash and stock transaction on September 13, 2006.

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

Capstone Lighting products consists of innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells book lights, task lights, flashlights and lighted magnifiers and also offers “Private Label” programs to major retailers.  “Private Label” is the manufacture of products by a company whereby those products are sold under the name or trade name of the manufacturer’s retailers, distributors or bulk buyers.  In addition to its new consumer electronics products marketed under tâke Capstone will be introducing several new book lights and eco-friendly lights in fiscal year ended December 31, 2008, that have been developed in association with the engineers from the STP® tools business unit.

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

STP®-branded Automotive Accessories were also launched in October 2007. The current product line includes 200w, 400w, 800w and 1000w inverters, rechargeable Spotlights from 1 million candle power, up to 10 million candle power, 12v air compressor, garage clocks and weather center.

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

Starting in 2007, we have sought to avoid the problems of the past by recruiting an experienced management and sales team for the stated purpose to develop and expand a consumer products business and we have endeavored to raise funds for planned business development efforts.  These steps have resulted in losses on a quarter-by-quarter basis for fiscal year 2007 and the second quarter of 2008, but we believe that this investment in corporate infrastructure is necessary to lay the foundation for future success and business and product development.  While we are not certain that our current strategy and business line will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability.

For the nine months ended September 30, 2008 and 2007, the Company’s revenues were derived from 3 sources: (i) the sale of our booklight, tasklight, STP tools and Eco-i-Lite products (Capstone and its booklight/tasklight product line was acquired by CHDT in September 2006); (ii) sale of promotional, gift and souvenir items by our recently sold SDI subsidiary under a December 1, 2007 purchase agreement; and (iii) revenues, if any,  from our 51% membership interest in CPS, which interest we divested as of December 31, 2006.

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

Results of Operations: For the three months ended September 30, 2008, the Company had net income from continuing operations of approximately $64,000. For the three months ended September 30, 2007 the Company had a net loss from operations of approximately $268,000. That is a net income increase of $332,000 over 2007 results. The third quarter 2008 net income increased approximately $616,000 over the second quarter 2008 net income results. The major reason for this higher net income was increased revenues in the quarter.

Total Revenues: For the three months ended September 30, 2008 and 2007, the Company had total sales of approximately $3,022,000 and $815,000 respectively, for an increase of $2,207,000, which represents a 270.8% increase over 2007.  For the nine months ended September 30th and 2007, the Company had total sales of approximately $4,290,000 and $1,415,000 respectively, for an increase of $2,875,000, which represents a 203.2% increase over 2007. The third quarter 2008 revenue of approximately $3,022,000 increased $2,327,000 or 334.8% over the second quarter 2008 revenue of $695,000.  All the revenue was generated by CHDT’s Capstone subsidiary. In 2007, the $815,000 revenue was comprised primarily of domestic book light shipments meaning shipments to retailers made from our warehouse located in the U.S. In the quarter ended September 30, 2008, approximately 77% ($2,315,000) of the $3,022,000 revenue was shipped on a Direct Import basis (EX China) and only 23% was shipped from our U.S. warehouse. This higher percentage of Direct Import Sales reflects the change of product mix sold, as Capstone’s other product categories namely STP® branded tools and accessories and Eco-i-Lite started to ship to retailers. In general, depending on the product category, U.S. national retailers are moving more towards Direct Import programs. This allows retailers to have control over the cargo/containers, provides better inventory utilization and reduces their overall costs.

Cost of Sales: For the three months ended September 30, 2008 and 2007, Cost of Sales was approximately $2,069,000 and $457,000, respectively.  This cost represents 68.5% and 56.1% respectively of total revenue. As a percentage of total revenue costs have increased from the same period last year by 12.4%. This higher percent of sales is a direct result of the expanded mix of products now being sold and impact of the new Direct Import program. In third quarter 2007 Cost of Sales were approximately $457,000 (56.1% of revenue) and were primarily related to higher margin book lights shipped out of our U.S. warehouse (domestic). In the third quarter 2008, Cost of Sales (68.4% of revenue) is a blend of Direct Import Sales of power tools, automotive accessories and Eco-i-Lites and book lights sales from our U.S. warehouse. In a direct import program as the title of the merchandise is transferred overseas then the wholesale price charged to the retailer is lower, as the retailer is responsible for ocean freight, US customs duties, warehousing and financial costs. In the third quarter approximately 77% of revenue was on a Direct Import basis, resulting in a higher blended cost of 68.4% of revenue.

Gross Profit: For the three months ended September 30, 2008, gross profit was approximately $953,000, an increase of approximately $595,000 or 166.2% over $358,000 in 2007.  For the nine months ended September 30, 2008, gross profit was approximately $1,406,000, an increase of approximately $795,000 over $611,000 in 2007. In the third quarter 2008, gross profit increased by approximately $754,000 or 378.8% over the second quarter 2008 results of approximately $199,000.
For the three months ended September 30, 2008, gross profit as a percent of sales was 31.5% as compared to 43.9% in 2007. This Gross Profit decrease is a direct impact of our larger customers buying on a direct import basis. The gross margins are lower in this selling scenario as indicated previously but the company’s expenses are also reduced as the customer is responsible for related expenses. (Freight, duties and handling costs).

Operating Expenses: For the three months ended September 30, 2008 and 2007, operating expenses were $806,000 and $674,000 respectively.  This is an increase of approximately $132,000 from 2007.  For the nine months ended September 30, 2008 and 2007, operating expenses were approximately $2,335,000 and $1,416,000. This is an increase of $919,000 from 2007. Explanations for the major expense increases and reductions for the year are noted below.
For the nine months ended September 2008 and 2007, employee compensation was approximately $1,200,000 and $680,000 respectively, an increase of approximately $520,000. Beginning in mid-2007 CHDT started to build up its management structure and hired experienced marketing and sales executives to manage the growth of Capstone’s new product lines.  CHDT also recognized in the compensation expenses for 9 months ending 2008 approximately $434,000 for stock options to its executives.
Professional Fees for the nine months ended September 30, 2008 and 2007 were approximately $117,000 and $162,000 respectively, a reduction of $45,000. This expense reduction is the result of hiring qualified in house accounting personnel and reducing the need for outside accounting services.

Depreciation Expense for the nine months ended September 30, 2008 and 2007 were approximately $76,000 and $21,000 respectively, an increase of $55,000. This is the result of the depreciation of moulds and equipment required to develop the STP® product line.
Quality Control Fees for the nine months ended September 30, 2008 and 2007 were approximately $131,000 and $0 respectively. This expense relates to the quality control and product testing services that we engage to ensure the products we offer are of the highest quality.
Packaging Cost Design for the nine months ended September 30, 2008 and 2007 were approximately $48,000 and $11,000 respectively. The $37,000 increase is the result of new package design and artwork for the new product lines.
Marketing Allowances for the nine months ended September 30, 2008 and 2007 were approximately $118,000 and $28,000 respectively. The $90,000 increase relates to promotional and marketing allowances provided to retailers in order to support our sales programs.

Other Income (Expense): Interest Expense increased for the three months ended September 30, 2008 by approximately $43,000 from $41,000 in the three months ended September 30, 2007 to $84,000 in the three months ended September 30, 2008. For the nine months ended September 30, 2008 and 2007 interest expense were approximately $149,000 and $94,000 respectively, an increase of $55,000. This increased expense is the result of new loans being executed by the Company.

Net Income: For the three months ended September 30, 2008 and 2007, Net Income was approximately $64,000 and $(268,000) loss respectively.  This quarter showed an improvement of net income by $332,000 as compared to the same quarter last year.  As compared against the second quarter ended 06-30-08 which incurred a net loss of approximately $ (552,000), the third quarter net income improved by $616,000.
For the nine months ended September 30, 2008 and 2007 Net Loss was approximately $(1,076,000) and $(791,726) respectively.

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

Currency.  The U.S. dollar is the currency used in all of our commercial transactions and our property and business is conducted in North America. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending September 30, 2008.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our managers monitor our receivables regularly and our Direct Import Programs are typically supported by a customers Letter of Credit which is a guaranteed form of payment.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that the disclosure controls and procedures were effective.

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

In the fiscal quarter ending June 30, 2008, we engaged the Dorsey & Whitney in New York City to handle this case for us and to replace the law firm of Kalbian Hagerty LLP of Washington, D.C., which filed to withdraw from the case.  Bart Fisher, a former officer and director of CHDT and a principal beneficial owner of our Common Stock is a party to the engagement agreement with Dorsey & Whitney.  Mr. Fisher has paid previous legal costs on behalf of CHDT in this case and has agreed to do so without indemnification or reimbursement from CHDT.

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

Item 1A. Risk Factors.

During the three months ended September 30, 2008, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None by the Company during the quarter ended September 30, 2008.

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
^ Filed Herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 28th day of October 2008.

CHDT CORPORATION

Dated:   October 28, 2008

/s/ Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer and President

/s/ Laurie Holtz Laurie Holtz Principal Financial and Accounting Officer	Chief Financial Officer

/s/ Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Operating Officer