Form 10-K
period 2008-12-31
CHDT CORP
filed 2009-03-27
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     _______ to _______

Commission File Number 000-28831

CHDT CORPORATION
(Exact name of small business issuer as specified in its charter)

Florida	84-1047159
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer No.)

350 Jim Moran Boulevard, Suite 120
Deerfield Beach, Florida  33442
(Address of principal executive offices)
(Zip Code)

(954) 252-3440
(Small business issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes _ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes __ No x

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes x  No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __   Accelerated filer ___   Non-accelerated filer ___

Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  _   No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 27, 2009 was approximately $3,630,676.

Number of shares outstanding of the Registrant’s Common Stock, as of March 27, 2009, is 560,041,646

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Information Statement under Regulation 14C  to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III.

TABLE OF CONTENTS

Item Number	Description	Page

Part I
Item 1.	The Company	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved SEC Staff Letters	17
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 4A.	Executive Officers	22

Part II
Item 5.	Market for Common Equity and Related Stockholder Matters	21
Item 6.	Management’s Discussion and Analysis of Operation	26
Item 7.	Financial Statements	26
Item 8.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 8A(T).	Evaluation of Disclosure Controls and Procedures	26

Part III
Item 9.	Directors and Executive Officers of the Registrant	28
Item 10.	Executive Compensation	28
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28
Item 12.	Certain Relationships and Related Transactions	28
Item 13.	Exhibits, and Reports on Form 8-K	28
Item 14.	Principal Accountant Fees & Services	30

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains statements that constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act 1995, as amended. Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors – some factors being beyond the Company’s control. The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a "penny stock" and a micro-cap company with no primary market makers. Such a status makes highly risky any investment in the Company securities. The forward-looking statements in this Report on Form 10-K are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

Note of Form 10-KSB:  Form 10KSB is no longer available for use by the Company.  The Company will report on Form 10-K for all fiscal years subsequent to the fiscal year ended December 31, 2007.

DEFINITIONS:

As used in this Report on Form 10-K, the following terms have the stated meaning or meanings:

(1) “Black Box Innovations, L.C.” is a wholly owned subsidiary of CHDT Corporation.
(2) “CHDT Corporation,” a Florida corporation, may also be referred to as “we,” “us” “our,” “Company,” or “CHDT.” Unless the context indicates otherwise, “Company” includes in its meaning all of CHDT’s subsidiaries.
(2) “China” means Peoples’ Republic of China.
(3) “V” means volts.
(4) “W” means watts.
(5) References to "'33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(6) References to "'34 Act" or "Exchange Act" means the  Securities  Exchange Act of 1934, as amended.
(7) “SEC” or “Commission” means the U.S. Securities and Exchange Commission.

PART I

Item 1. The Company Overview. We are a public holding company organized under the laws of the State of Florida and engaged in the business of producing and selling certain consumer products, which are manufactured in China by contract manufacturers, through our two wholly owned operating subsidiaries; (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired by us in a cash and stock transaction on September 13, 2006 (“Capstone”) and (b) Black Box Innovations, L.L.C., a Florida limited liability company (“BBIL”) formerly known as “Overseas Building Supply, L.C.” and organized by certain members of CHDT management and the Company on February 20, 2004. In April 2008, we changed the name of Overseas Building Supply, L.C., which had no business operations at that time, to “Black Box Innovations, L.L.C.” as part of our launch of new computer memory products to be marketed and sold by BBIL. BBIL is operated as a division of Capstone and Capstone personnel provide the labor and services necessary to operate BBIL This allows BBIL to utilize Capstone’s existing relationships with retailers as well as reducing operational startup costs by sharing expenses such as labor costs, office space rental and Products Liability and General Insurance. Once BBIL products generate sufficient revenues and sales volume can support operations, BBIL will begin running as an independent subsidiary with its own personnel.

We have one dormant wholly owned subsidiary with no personnel or operations: Souvenir Direct, Inc., a Florida corporation, (“SDI”). On December 1, 2007, Capstone and SDI entered into a Purchase and Sale Agreement (the “SDI Purchase Agreement”) with Magnet World, Inc., a Florida corporation (“MWI”).  Under the SDI Purchase Agreement, the operating assets of SDI were sold to MWI for $200,000 cash. We decided to sell SDI’s business in order to: (i) focus on our primary business line, Capstone’s consumer products; (ii) eliminate a secondary business that was not contributing positive cash flow on a consistent basis and constituted a drain on resources needed for the  Capstone consumer product business line;  and (iii) to  obtain cash to fund Capstone’s consumer product business, especially the STP®-branded power tool product line  launch and introduction  in October 2007.  We will either liquidate SDI in 2009 or use it for a possible future line of products not offered by Capstone or BBIL.

Publicly Traded Securities:  Our Common Stock, $0.0001 par value, is quoted on the Over-the-Counter Bulletin Board under the Symbol “CHDO.OB” (“Common Stock”).  No other securities of the Company are publicly traded.

Business and Product Lines:  Capstone produces through contract manufacturers in China: (1) STP®-branded power tools and automotive accessories, and (2) portable booklights, specialty flashlights, and multi-task lights and(3) Eco- i- Lite™ power failure lights.

BBIL produces through contract manufacturers in China: (1) Personal Pocket SafeTM portable computer memory device that provides pre-formatted fields for easy entry of all personal important records, documents and images and (2) Secret DiaryTM is a portable computer memory device that works as a personal diary --- providing pre-teens and teens with absolute privacy while allowing for complete creativity.

We distribute those products through national and regional retailers and distributors in the United States and use our in-house sales staff and manufacturers’ representative agents to pitch that distribution network (See: “Current Products” below).

Company History:  The Company history is set forth after “Employees” below in this Part 1, Item 1 of this Form 10-K.

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

A selection of these STP ®-branded products, which are designed for home use and are not contractor-grade tools, are: Screw drivers, power drills, inverters, spot-lights and automotive accessories.

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

(2) Portable Book Lights and Task Lights: We produce and sell the following LED lighting products under the Capstone name: Multi-Task LED Lights, Focus Booklights, Slimline Booklights, the Tri Lite Ultimate Booklight(s), Timely Reader Booklight(s) and Young Reader(s) Booklights, The Flip Neck Booklight, 3 LED Mini Clip Light. These LED booklights are small, light-weight, and portable, attach to reading materials and illuminate the area of the text and are powered by batteries or an AC adapter. Many of the same products are offered under a private label program for several major retailers. The Company will be launching an entire and expanded new line of booklights and multi-task lights, under the name PATHWAY LIGHTS at the International Housewares Show in March 2009

(3) The Company also launched The Eco-i-Lite™ and Mini Eco-i-lite Power Failure Lights. Both use induction charge technology and function as a power failure light, hand held flashlight, and night lite. Each product uses an encased lithium ion battery that when fully charged provides 8 + hours of battery life and LED light bulbs that last 100,000 hours.

BBIL launched its product line and started operations in the second half of fiscal year 2008. BBIL sells (1) Personal Pocket SafeTM – a portable computer flash memory device that provides pre-formatted fields for easy entry of all personal important records, documents and images and (2) Secret DiaryTM is a portable computer memory device that works on PC computer systems using as a personal diary --- providing pre-teens and teens with absolute privacy while allowing for complete creativity.

Personal Pocket SafeTM has the following features: click- Icons identify all of your personal vital categories; enter- preformatted fields allow easy entry of all records and also attach documents, photos, and other images; and view- Quickly view your information on any standard Windows based PC computer system (Vista/XP operating systems), any time, any place. No software installation is required for PC computer systems using Vista or XP by MicroSoft; and exit- The encrypted data auto-saves to your Personal Pocket SafeTM. When you’re done, no trace of the software or your data is left behind on the PC computer system.

Secret DiaryTM has the following features: Secure - Personalized PIN-code and non-removable memory chip foils break-in attempts; Safe - Hack-resistant with encryption software; Invisible --“Traceless” in that data entry leaves nothing on the host PC computer; Helpful - PIN replacement assistance and optional registration for Never-Lost, a backup subscription that retains your diary entries in case of loss or theft.

Distribution of Products:  Capstone distributes its products through existing national and regional distributors and retailers in the United States, including,   office-supply chains,  book store chains, warehouse clubs, supermarket chains, drug chains,  department stores, catalog houses, online retailers and book clubs.   Our largest distribution channels are: Target Stores, Wal-Mart,  Meijer Stores,  Staples, , Barnes & Noble book stores, Fred Meyer/Kroger Stores, Costco Wholesale, Sams Club, BJ’s Wholesale  Club, Cost –U –Less, Northern Tool & Equipment, CSK Auto and  SmartHome Inc.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  When we launch  new products,  our sales team will  introduce the new line to the applicable departments within our existing customer base.

Capstone personnel market and sell BBIL products and do so in the same manner as they market and sell Capstone products.

Marketing and Sales:  We use employee-salesmen, distributors, and a network of manufacturer representatives to direct sell our products to the distribution channels referenced above.   We also display and market our products at industry trade shows to promote our products to retailers and distributors in North America. We rely on our distribution channels to advertise our products to the consumers.   We have redesigned and developed new Websites for CHDT, Capstone and STP®-branded tools and BBIL products. These are user friendly sites and designed to be informational purposes only. We have developed consumer e-commerce capability on the BBIL site, but do not plan at this point to develop e-commerce capabilities on the other sites.

We also try to promote our products through sponsorships. In 2008, we were the primary sponsor for the #72 MacDonald Motorsports Dodge race car, driven by D.J. Kennington, at the NASCAR Nationwide Series, Camping World 300 at Daytona International Speedway on February 16,  2008 and remain a major associate sponsor for the remaining 34 races with one more full sponsorship at Homestead-Miami Speedway in November, 2008. The STP® logo was displayed on racing cars and related promotional displays.  The sponsorship also included a 12-race schedule in the Canadian Tire Series  with D.J. Kennington, which is viewed on the Cable Speed Channel.

On February 2nd 2009 we announced  that we will be the official tool sponsor for D’Hondt Motorsports, LLC in both the ARCA and Nationwide racing series for the 2009 season.

Strategy:  We intend to become a major producer of certain identified consumer product categories in the United States.    We expect to bring new ideas and concepts to these categories through innovation and new technology, but with certain benchmarks, namely:

-designed for an everyday use or task;
-is affordable within the range of manufacturer’s suggested retail price for such a product (below $100 or $200 dollars, depending on product and market segment);
-represent value when compared to items produced or marketed by major consumer product companies on a national scale; and
-has reasonable profit and profit margin opportunity and acceptable market penetration costs, in our opinion.

We hope to accomplish this goal by:

-           Leveraging Chinese Manufacturing Relationships:  China has become a major manufacturing source for products sold in the U.S. because many of the Chinese manufacturers can quickly produce as well as engineer quality products meeting all design and product specifications, produce such products at an extremely competitive per unit cost (because of low labor rates and relatively modern manufacturing facilities) and timely direct ship those products to any place in the world.  Often, it is more economical and efficient to manufacture products in China and have them shipped to the United States than to have such products produced in North America. While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States. We also have very close business partnerships with two Hong Kong-based companies, who work with us to develop and prototype new product concepts and then interface with our Chinese factories to ensure products are Quality Control tested before and during production. These Hong Kong companies also provide extensive Quality Control, factory and security auditing and certification,   product laboratory approvals and logistical support to ensure on time shipments .

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

-           Leveraging Licensing and Brand Name Services.  We are pursuing and using recognized trademarks or logos of other companies, like STP®,   to assist our products in gaining market recognition and acceptance without extensive marketing and advertising campaigns.  The current STP® branded power tool product line is the first and an instance of such leveraging of existing trademarks.

- Acquisition for Niche Consumer Products. We will also pursue acquiring promising niche consumer products by acquiring other companies with such niche consumer products or the technology to develop such niche consumer products. We will use, in most instances, the Common Stock to acquire such companies. If cash is required for an acquisition, we will have to raise such cash by selling our securities to investors and/or borrowing money from our officers and directors and/or third party sources. The selling of our securities will dilute our existing shareholders and the borrowing of money will divert any cash flow from operations. Despite these negative consequences, we believe that we cannot be competitive or successful without innovation and expansion of consumer products, which may require acquisition by merger or other form of acquisition. The low market price of our Common Stock makes acquisitions difficult to negotiate and consummate. Some of the companies, technology or products acquired by us may be owned by CHDT management or affiliates.

Patents and Proprietary Rights:  Patents currently owned by CHDT include:

- Liqui-Light Flashlights.
·Timely Reader Booklights with Timer and Auto Shut Off.

Trade Marks owned by CHDT include:

·Liqui-Lights
·Timelyreader
·Pagesitters
·Simply Comfort

There can be no assurance that patent applications owned by us, or licensed to us, will issue as patents or that, if issued, our patents will be valid or that they will provide us with meaningful protection against competitors or with a competitive advantage. There can be no assurance that we will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us. Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others. In particular, if we are unable to obtain issuance of a patent with broad claims with respect to our products or if we are unable to prevail in oppositions against our foreign patents with similar claim scope, a competitor may be able to design around our patent rights by employing technologies or innovations that are not covered by our subsisting patents.  Litigating intellectual property rights claims is very expensive and we may not have the available cash flow to engage in litigation in every or any specific instance.

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

Lastly, there can be no assurance that third-parties will not bring suit against us for patent infringement by a licensee or us , or to have our patents declared invalid

Competition:  Capstone competes against numerous consumer product companies.  Competitors of Capstone include:  Zelco Industries,  Inc. of  Mount Vernon,  New York,  which makes the ITTY BITTY(TM) light and Lightwedge, LLC of Nantucket, Massachusetts.  With trends and technology continually changing, to remain competitive in the industry, Capstone  will have to continue to develop and introduce new products and color options at competitive  pricing.  Many national retailers such as Target, Walmart and Barnes & Noble offer book lights as part of their product line. Where possible, we will endeavor to introduce the latest battery technology identified in the power tool business into our other product categories.

Power Tools Segment:  According to Cleveland State University: 1

- the global market for power tools (home use and construction grade) in 2009 is projected to be $29.2 billion;
-In 2004, 37% of that global market was controlled by Black & Decker (U.S.), Bosch (Germany), TechTronic (Hong Kong), Makita (Japan), and Hitachi (Japan);
-70% of the power tool market is commercial users and 30% is home users; and
-North American makes up 40% of sales in the global power tool market.

We face extensive competition from numerous competitors in the power tool and accessory product line in the United States.  Many of our competitors have significantly greater resources, far more years in selling this market segment and far greater market share than we do.  Companies like Black & Decker, Bosch, Mikita, Hitachi, TechTronic, Porter & Cable, Panasonic, Ryobi and CPO Milwaukee are significantly larger companies than we are and they have well-established and much larger market share than we do in the U.S. home use power tool industry.  Our ability to obtain any market share in the U.S. home use power tool market will depend on the quality and price competitiveness of our Chinese-made power tool line and the name recognition and consumer acceptance of our licensed STP®-brand name for our power tool line for home use.   There are dozens of smaller companies that are competing for the U.S. home use power tool market.   We started to market and sell our STP®-branded power tool line in October  2007. With the downturn in the retail market especially the automotive and hardware segments, we do not have sufficient track record to predict whether we will be able to attain any or a profitable market niche for such product line or will be able to compete in this industry segment.  Success in this market segment is important to the success of our efforts to attain sustained profitability.

FN: 1 See: Gross, Andrew (Cleveland State University), The Global Market  for Power Tools, http://www.springerlink.com/content/917126p01282x670/, August 23, 2006.

Government Regulation: We are subject to regulation by federal and state securities authorities (including FINRA) as well as usual and customary state and county business and tax regulation of a for-profit business. Capstone and BBIL are subject to the usual and customary federal, state and local business and tax regulation of a consumer products company and a for-profit business. We are not subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business and financial affairs. Our main concern in terms of government regulation is the changing regulatory environment in China and its impact on our ability to access our consumer product manufacturing sources and obtain our consumer products. While the general trend in China has to be conducive to trade and commerce, China is a still a single-party nation-state in which the central government has the power to dramatically and immediately change its trade and commercial policies and laws. China has benefited greatly from a more liberal trade and commercial policies and laws in the 1990’s and this decade to date. However, political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke a change in Chinese trade or commercial law that makes it more difficult or expensive for us to obtain consumer products. Such a development would have a serious impact on our ability to compete in the United States in the niche consumer product market.

WORLDWIDE RECESSION: It is too early to predict the impact of the current worldwide recession and financial crisis on our business. We have not seen any significant decline in sales as of the date of this Report. We do not conduct business with any financial institution that is currently under federal government control or dependent on federal government financial assistance.

Bank Loan. On May 1, 2008, Capstone entered into a $2 million principal-amount, asset-based loan agreement with Sterling National Bank of New York City whereby Capstone received a credit line to fund working capital needs (“Loan”).   The Loan provides funding for an amount up to 85% of eligible Capstone U.S. accounts receivable and 50% of eligible Capstone inventory. The interest rate of the Loan shall be the Wall Street Journal Prime Rate plus one and one-half percent (1.5%) per annum (adjusted automatically with changes in the Wall Street Journal Prime Rate).  Capstone management believes that this credit line and available cash flow will be adequate to fund most of Capstone’s ongoing working capital needs. CHDT and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Loan. The foregoing summary of the Loan is qualified in its entirety by reference to the documents evidencing the Loan, which are attached as exhibits 10.1 through 10.4 to the Form 8-K, dated May 1, 2008,  and filed with the SEC on May 8, 2008.

Employees:  As of December 31, 2008, we had a total of  9 full-time employees, consisting of 4 officers employed by CHDT and  five  persons employed by Capstone.  Capstone may add 2 to 4 additional salespersons in  2009 to sell its consumer products and an additional logistics coordinator.  Capstone personnel also serve as BBIL personnel in bookkeeping, clerical, administrative, marketing and sales functions.

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

These operating subsidiaries were engaged in either software systems development operations, resellers of computer hardware and software manufactured by other companies, installers and repair firms of computer networks, or providers of various information technology technical consulting services. Most of these acquisitions were accomplished by stock-for-stock exchanges. By the fourth quarter of 2002, these operating subsidiaries had ceased conducting business due to their inability to compete effectively in their respective geo-graphical markets; loss of key sales, technical, sales and management personnel; unexpected downturns in customer demand in certain industries (especially in the value-added reseller of computer hardware and software); inadequate management and planning (especially the lack of a coherent strategic business plan); failure of CHDT to eliminate duplicative overhead among its operating subsidiaries; inadequate financing of operations; use of financing for non-revenue generating purpose; inability to obtain financing or funding on affordable or commercially reasonable terms or at all; or a combination of the foregoing factors.

By the first quarter of fiscal year 2003,   we  had no business operations  or source of revenue and its  management  was reduced to a caretaker officer and one to two directors.

From  December  1, 2003 to September 2006:  On December 1, 2003, we acquired SDI, which became the Company's sole wholly-owned operating subsidiary at that time.   SDI management also became our management as part of the stock-for-stock acquisition of SDI.  Howard Ullman was the principal shareholder of SDI at the time of  our acquisition and he became the senior executive of CHDT as a result of the acquisition of SDI.

On January 27, 2006, CHDT entered into a Purchase Agreement (the “CPS Purchase Agreement”) with William Dato (“Dato”) and Complete Power Solutions LLC, a Florida limited liability company, (“CPS”) pursuant to which CHDT acquired from Dato 51% of the member interests of CPS for a purchase price consisting of the payment of $637,000 in cash and the delivery of 600,000 unregistered shares of CHDT's Series A Convertible Preferred Stock (the “Series A Preferred Stock”) having a stated value of $1,200,000 which were convertible into 50,739,958 shares of CHDT's Common Stock.

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

The net result of the CPS Settlement Agreement was to cancel the  transactions  entered into by and among CHDT, CPS and Dato under the CPS Purchase Agreement by and among CHDT, CPS and  Dato, which transaction was reported by the Form 8-K filed by CHDT with the  Commission on January 31, 2007, and end  CHDT’s involvement in the  distribution of commercial and residential standby power generators by CPS.

CHDT and certain note holders were  involved in a lawsuit against CPS and others over payments due under the above referenced notes. CHDT was awarded a judgment  against CPS but after further legal pursuit, it has been determined that any payments awarded under the judgment are uncollectable.

On September 15, 2006, we entered into a Stock Purchase Agreement with Capstone and Stewart Wallach, the sole shareholder, a director and a senior executive officer of Capstone. Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CHDT) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).  We have agreed to register shares of Common Stock under the Securities Act to cover the conversion of the Series B Stock issued to Mr. Wallach in the acquisition of Capstone.  We anticipate filing such registration statement in mid-2009, if at all.

As of January 1, 2007,  SDI has merged its  operations  and marketing  efforts  under the  Capstone  umbrella in order to streamline operations and consolidate sales and marketing operations under one company.  The executive management of Capstone also became the executive management of CHDT at the time of the acquisition.

Item 1A.  Risk Factors.

RISKS RELATED TO OUR BUSINESS

(A) VARYING, UNPREDICTABLE FINANCIAL RESULTS. Our periodic operating results may significantly fluctuate from time to time due to sales cycles or decreased demand from customers or reliance on and a decrease in demand from those limited number of customers that generate most of the sales revenues, limited funding or cash flow, or changes in business focus. Investors should not rely on financial results for any fiscal period as an accurate basis for predicting or an indication of future financial results. Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. Our operating results for any particular quarter may not be indicative of future operating results. Prospective investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future consolidated or segment performance, especially since we have experienced changes from year to year in our business lines or business focus. It is possible that results of operations may be below the expectations of public and investors, which could cause the market price of our Common Stock to fall. The most important of these factors include:

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

We have also had a history of operating subsidiaries or business lines failing and several resulting changes in management and business focus. While we are optimistic about the abilities and business plan of current management, we have not yet achieved any record of sustained profitability despite substantially increasing our revenue growth from quarter-to-quarter in 2008. We believe that only such a record of performance will allow any sustained increase in the market price of our Common Stock, which during the past five years has been consistently lower than two cents per share.

(B)  CURRENT ECONOMIC CONDITIONS.  The current worldwide economic recession may adversely impact our business.  Our products are not essential goods in terms of the basic requirements of life and, while our products typically retail below $100, our products may suffer in the future sales if consumers defer non-essential consumer product purchases in the face of an ongoing economic recession.  While we cannot predict the extent of such an impact, we are seeking to obtain advance purchases of products from our customers in order to build a back-log of product orders to provide steady cash flow through fiscal years 2009 and 2010.  We will not know whether these efforts will succeed until mid summer of fiscal year 2009.

(C) RELIANCE ON KEY PERSONNEL. We rely on Stewart Wallach, Gerry McClinton, Laurie Holtz and Howard Ullman for executive management, financial management and strategic planning for the Company. The loss of the services of any one those executives would adversely impact our business and financial prospects. Neither CHDT nor Capstone has a key-man insurance policy or similar policy to fund the cost of replacing any of the aforesaid key personnel. We lack internal cash resources to fund such replacement.

We may not be able to attract and retain qualified personnel, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and losses in revenue.  Our success also depends on our ability to attract and retain qualified sales and marketing, customer  support,  financial  and accounting,  legal and other managerial personnel.   Our personnel may terminate their employment at any time for any reason.  Loss of personnel may also result in increased costs for replacement hiring and training.  If we fail to attract new personnel or retain and motivate our current  personnel,  we may not be able to operate  our  businesses  effectively  or  efficiently,  serve our  customers properly or maintain the quality of our content and services.

(D) MERGERS AND ACQUISITIONS. We may seek from time to time to consummate mergers and acquisitions of companies in complementary industries to our industries as part of a strategy to grow or acquire new products, which mergers and acquisitions could have an adverse impact on our financial and business condition and prospects as a result of inability to manage growth or integrate or manage acquired operations. We have historically tried to expand or grow our business through mergers and acquisitions with small, private companies with existing operations. Except for Capstone, those prior efforts have failed to establish a business or businesses with steady or growing revenues, or grow the overall revenues or business of the Company for any extensive period. Most of our acquired businesses failed and we closed or sold off. The historically and current low market price of our Common Stock is a significant deterrent or hindrance to consummating mergers and acquisitions or do so on commercially reasonable terms and conditions.

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

Such risks include:

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

(E)  WE HAVE A SMALL  MANAGEMENT  AND STAFF AND MAY NOT BE ABLE TO ADEQUATELY  HANDLE ANY GROWTH IN OUR BUSINESS AND TO IMPLEMENT AND MAINTAIN INTERNAL  FINANCIAL AND ACCOUNTING  CONTROLS AND SYSTEMS.

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

(F) A FEW OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS HAVE VOTING CONTROL OVER CHDT. A few members of management beneficially own approximately 40% of our outstanding Common Stock on a fully diluted basis. Howard Ullman, the Chairman of the Board, beneficially owns approximately 26% of issued and outstanding shares of Common Stock (excluding conversion of any preferred stock of CHDT or the exercise of options). These members of management control the management and affairs and have voting power sufficient to determine any matters requiring shareholder approval, including:

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

(G)  INADEQUATE OR EXPENSIVE  FUNDING OR FINANCING.   We rely on funding from insiders and investors from time to time to fund operations or extraordinary transactions and we may be unable to raise  adequate  funding or  financing to survive  unexpected  revenue shortfalls,  or to reduce  operating  expenses quickly enough to offset any such unexpected revenue shortfall.  The funding and cash flow problems of the Company often hinder or undermine business development efforts, which in turn undermines the market price of our Common Stock.

If we have a shortfall in revenues without a corresponding reduction to its expenses, operating results may suffer. If we do not have sufficient bank financing, we will be forced to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing). Such financing would dilute the position of existing shareholders and put negative pressure on the market price of the our Common Stock while possibly failing to provide adequate and ongoing working capital for the Company and its operations. While members of our management have provided personal loans to us to fund overhead and acquisitions in fiscal year 2008, we cannot be sure that such financing will be available in the future or in amounts that are adequate to meet our working capital needs. During 2008 Capstone secured a conventional $2,000,00 asset based loan from Sterling National Bank in New York to help fund Capstone’s working capital needs. This facility funds up to 85% of eligible Accounts Receivable and 50% of eligible on hand Inventory. However the continued reliance on private placement of CHDT securities and insider loans or investments to fund CHDT working capital needs and Capstone product development may depress or limit the market price for our Common Stock.

(H)  COMPLIANCE  WITH CHANGING  REGULATION OF CORPORATE  GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

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

(II)  RISKS RELATED TO OUR COMMON STOCK

(A) RISKS RELATING TO OUR SECURITIES. OUR COMMON STOCK IS A "PENNY STOCK" UNDER SEC RULES AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK IS LIMITED BY CERTAIN SEC RULES APPLICABLE TO PENNY STOCKS. Our Common Stock is subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell "penny stock" ( that is, stock with a market price below $5 per share and more commonly below $1 per share) to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). Brokers must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell or promote our Common Stock shares and limit the liquidity and market price of our securities. Our lack of any sustained history of sustained profitability from operations also depresses our the market value of our Common Stock.

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
*  general worldwide economic conditions and the current crisis in the financial markets;
* the lack of research  analysts  or news media  coverage of CHDT or our Common Stock;
* additions or departures of key personnel;
* sales of our Common Stock by the Company or insiders;
* our status as a “Penny Stock” Company;

* our ability to execute our business plan;
* operating results being below expectations;
* loss of any strategic relationships;
* industry or product developments;
* economic and other external factors; and
* period-to-period fluctuations and the uncertainty in our financial results.

(D) SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE. The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market, or the perception that these sales could occur. These factors could make it more difficult for us to raise funds through future offerings of Common Stock. We continue to date to rely on private placement of our securities and insider-management loans to fund operations or business development efforts. We already have over 561 million shares of Common Stock issued and outstanding. This large float also depresses our Common Stock’s market price and discourages investor investment in our Common Stock.

(E) THE LACK OF PRIMARY MARKET MAKERS AND INSTITUTIONAL INVESTOR SUPPORT LIMITS THE ABILITY OF OUR COMMON STOCK TO MAINTAIN ANY INCREASES IN VALUE. We lack primary market makers and institutional support for our Common Stock traded in the public markets. As result, whenever the market price for our Common Stock experiences any significant increase in market price, in terms of percentage increase, it is difficult for our Common Stock to maintain such an increased market price due to the pressure of shareholders selling shares of Common Stock to reap any profits from such increase in market price and the lack of primary market makers and institutional investors to stabilize and support any such increase in market price of our Common Stock (by not selling their positions of such stock in response to market price increases and entering the market to purchase more shares of our Common Stock).

Item 1B:   Unresolved SEC Staff Letters.  None for fiscal year ended December 31, 2008.

Prior Fiscal Years. As previously reported in our SEC filings, we received comments and inquiries from the Division of Corporation Finance (“DFC”) of the Securities and Exchange Commission on or about September 7, 2007, which communication concerned our Form 10-KSB for the fiscal year ended December 31, 2006. The comments and inquiries were part of the DFC’s periodic review of SEC-reporting company Securities and Exchange Act of 1934 periodic filings. As part of the Company’s response to the SEC, the Company filed a Form 8-K, dated and filed with the Commission on October 12, 2007, to report the corrections to the financial statements for the Company’s fiscal year ended December 31, 2005 that were previously filed as Note 14 to the financial statements of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

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

Item 2.  Properties.

Neither the  Company  nor its  operating  subsidiaries  owns  any real properties or facilities.  CHDT and Capstone share principal executive offices and operating  facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442. Rent expense, included in general and administrative expenses, for the years ended December 31, 2008 and 2007 amounted to $51,809 and $36,503, respectively.  The Company has no current plans to expand its facilities and believes that its current facilities will be adequate for fiscal year 2009.

Item 3. Legal Proceedings.

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best our knowledge, no such action by or against us has been threatened.  From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on its financial position, results of operations or status as a going concern.

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Second Circuit Court of Appeals, Case #07-1701-CV, April 2007; Lower Court Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003): Both the initial and amended complaint of the plaintiffs in this case against us were dismissed by the trial court upon our motion to dismiss.  The plaintiffs perfected their appeal of the dismissal of the amended complaint and the appeal was briefed in November 2007.  The appeal is currently pending before the Second Circuit Court of Appeals in New York City. CHDT is uncertain when or how the Second Circuit will rule on the plaintiffs’ appeal.  CHDT has moved that the Second Circuit to make a ruling on the briefs without oral arguments, but CHDT believes that the plaintiffs have requested oral arguments.  There has been no ruling to date on the overall appeal or CHDT’s motion for a ruling based solely on the written appeal briefs submitted to date.   While CHDT intends to appeal any adverse ruling in this case by the Second Circuit, and CHDT is confident of prevailing in this matter, if the plaintiffs ultimately prevailed in this case and received their requested relief with no further right of appeal by CHDT, the Company lacks the available funds or financing to pay such relief and if a settlement was not possible, in the event of such an adverse outcome,  such an adverse judgment could not be paid from available Company resources.   The New York City office of Dorsey & Whitney currently represents CHDT in this case.

CPS (Complete Power Solutions, LLC): As part of the January 26, 2007,  Purchase and Settlement Agreement between CPS, CHDT and other parties, CPS issued of a promissory note to us in the principal amount of $225,560, bearing annual interest at 7% with interest-only payments commencing on July 1, 2007 and thereafter being paid quarterly on October 1st, January 1st, April 1st and July1st until the principal and all unpaid interest thereon shall become due and payable on the maturity date, being January 26, 2010, (the "2007 Promissory Note").  The 2007 Promissory Note provides that if principal and accrued interest thereon is not paid in full by the maturity date, then 2007 Promissory Note’s maturity date will be roll over for successive one-year periods until paid in full.  For any roll over period, the annual interest will be increased to 12%.

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

On March 10th, 2008 we were granted a Final Summary judgment against CPS (Case # CACE07-19082 (25) 17th Judicial Court, Broward County, Florida) for the following amounts June note $238,748.90 and January note $262,990.88 for a total of $501,739.78. We actively pursued further legal action to collect this judgment but we have now determined that this judgment is uncollectable

Other Legal Matters. To the best of our knowledge, none of our directors, officers or owner of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

We are not currently a party to any other legal proceedings that we believe will have a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year ended on December 31, 2008.

Item 4A.  Executive Officers of the Small Business Issuer

The executive officers, as of March 25, 2009, are as follows:

Stewart Wallach is the Chief Executive Officer and President of CHDT and Chief Executive Officer of Capstone.

Howard Ullman is the Chairman of the Board of Directors of CHDT.

Laurie Holtz is the Chief Financial Officer of CHDT.

Gerry McClinton is the Chief Operating Officer of CHDT and Capstone.

Reid Goldstein is the President of Capstone.

Jill Mohler is the Secretary of CHDT.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of March 16, 2009, there were approximately 3300 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 560,041,646 shares outstanding shares of the Common Stock. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future. The following table shows the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board, by quarter, during each of our last two fiscal years ended December 31, 2008 and 2007. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from information provided from the OTC Bulletin Board, for the respective periods.

	2008		2007

	high	low	high	low

1st Quarter	.030	.020	.037	.020
2nd Quarter	.030	.020	.033	.020
3rd Quarter	.030	.020	.022	.012
4th Quarter	.020	.010	.053	.016

First Quarter 2009
(January 1, 2009 to March 25, 2009)

High	Low

.020	.010

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

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2008, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Item 6.  Management’s Discussion and Analysis of Operation

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. Management's discussion and analysis is divided into subsections entitled “Forward Looking Statements,” “Introduction,” “Results of Operations,” “Liquidity and Capital Resources,” “Critical Accounting Policies,” and “Risk Factors.” Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2008 compares with prior years.

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

With the current worldwide economic recession and financial crisis, it is impossible to predict or give any assurances about future performance.  While the Company has not seen any decline in sales as of the date of this Report,  a continuation of the current worldwide economic recession and financial crisis for any prolonged period could adversely affect or undermine our business lines or a business line.  We do not produce “essential” products for basic living requirements and the purchase of our products by consumers are entirely discretionary and capable for deferral.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for 2008 compared to 2007; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-K.

We are a developer and manufacturer of niche consumer products selling to distributors and retailers in the United States. Our Capstone subsidiary currently operates in five primary business segments:  Lighting, Power Failure Lighting, Power Tools, Automotive Accessories and Computer Peripherals.

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

Capstone Lighting products specialize in low cost, innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, flashlights and also offers “Private Label” programs to major retailers.   “Private Label” is the manufacture of products by a company and those products are sold under the name or trade name of the manufacturer’s retailers, distributors or bulk buyers.  In March 2009  at the International Hardware Show, Capstone will be launching    a new and expanded line of booklights and multi-tasklights under the name PATHWAY LIGHTS.

In 2008 Capstone also launched the Eco-i-Lite ™ Power Failure Lights. In March 2009 the company will launch additional Eco-i –Lite™ products and many new trendy colors. The Eco-i-Lite products have been developed in association with the engineers from the STP® tools business unit.

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

STP®-branded Automotive Accessories were also launched in October 2007. This product line includes 200w, 400w, 800w and 1000w inverters, rechargeable Spotlights from 1 million candle power up to 10 million candle power, 12v air compressor, garage clocks and weather centers.

As of the date of this Report, we do not believe that we have a long enough history in promoting the STP®-branded products to determine if this product line will be successful or sustainable.

As a small business issuer with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.  While we face fewer competitors in our booklight and specialty light product line, we face many national or regional brand-named competitors in the power tool product line. In general, we attempt to compete by leveraging the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality  products with more functions at what we deem to be a value price and supported.

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

Starting in 2007, we have sought to avoid the problems of the past by recruiting an experienced management and sales team for the stated purpose to develop and expand a consumer products business and we have endeavored to raise funds for planned business development efforts.  These steps have resulted in losses on a quarter-by-quarter basis for fiscal year 2008, except the 3rd quarter in which we had a profit, but we believe that this investment in corporate infrastructure is necessary to lay the foundation for future success and business and product development.  While we are not certain that our current strategy and business line will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability.

For the years ended December 31, 2008 and 2007, the Company’s revenues were derived from 5 sources: (i) the sale of our booklight products (Capstone and its booklight product line was acquired by CHDT in September 2006); (ii) sale of Eco-i-Lite ™ Power Failure Lights, (iii) sale of our STP® tools power drills and automotive accessories; (iv) for fiscal year 2007, the sale of promotional, gift and souvenir items by our sold SDI subsidiary; and (v) revenues, if any, from our 51% membership interest in CPS, which interest we divested in 2007.

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses.

The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business.  In fiscal year 2008, we had to continue our historical reliance on raising working capital for operations and business and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates. We   were able to obtain a conventional asset based bank loan  to help support Capstone operations and working capital needs ,however we may have to continue to raise working capital for  CHDT working capital and for Capstone business and product development (as well as mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already huge number of outstanding shares of Common Stock, dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.

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

We intend to address the above problems in public and market maker support for our Common Stock by: (1) establishing  revenue growth  in consecutive fiscal quarters in our current consumer product business line in order to demonstrate that current management has a sound business line and business strategy; (2) upon establishing a record of profitability, members of management and agents will solicit support from institutional investors, asset managers, market makers and others to provide long-term investors in the Common Stock and stability in the public market for the Common Stock; (3) seek investment banker assistance in developing a strategic plan, including an acquisition plan, to dramatically grow CHDT in our core business line, the consumer product line.  We can make no assurances that we shall succeed in this effort.

We intend to remain focused on niche consumer products that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. We intend to develop new products by internal efforts as well as acquire new products by mergers and acquisitions.

Results of Operations: For the year ended December 31, 2008, the Company had a net loss from continuing operations of approximately $1,338,000. For the year ended December 31, 2007 the Company had a net loss from operations of $1,213,000. That is a net loss increase of $125,000 over 2007 results.

Total Net Revenues: For the year ended December 31, 2008 and 2007, the Company had total sales of approximately $6,616,000 and $2,826,000 respectively, for an increase of $3,790,000 which represents an 134% increase over 2007 results. All of the revenue was generated by Capstone. This increase was  due to placement of STP® branded products shipped to automotive retailers, online retailers, and warehouse clubs,  placement of the Eco-i-Lite, the Company’s new  multi functional light which we expect will be a strong revenue producer in 2009 and continued sales of our Booklight program.  The 2007 revenues did not include any revenues from the new STP-branded tools..

Cost of Sales: For the year ended December 31, 2008 and 2007, we had cost of sales of approximately $4,589,000 and $1,623,000, respectively. This cost represents 69.4% and 57.4% respectively of total Revenue. As a percentage of Total Revenue costs have increased. This is a direct result of the expanded mix of products now being sold.  In 2007 Revenues were primarily comprised of book lights sales.

Gross Profit: For 2008, gross profit was $2,026,000, an increase by approximately $823,000 or 68% from 2007.  For 2007, gross profit was $1,203,000.  Gross profit as a percentage of sales was 30.6% for the year as compared to 42.6% for 2007. This gross profit decrease is a direct result of two factors.

1.	With our expanded product lines the Gross Profit is now a blended percentage. Each product category provides a different Gross Profit percentage

2.
Our larger customers are now buying on a direct import basis. The gross margin percentages are lower in this selling scenario but the Company’s expenses are also reduced as the customer is responsible for related expenses such as freight, duties and handling costs.

Even though the blended gross profit % to sales has decreased, the overall gross profit increased by $823,000 or 68% from 2007. This increase is attributed directly to the increase in product sales volume.

Operating expenses were $3,075,000 in 2008 as compared to $2,454,000 an increase approximately by $621,000. This increase can be attributed to various factors.

Employee compensation for 2008 was $1,593,000 an increase of $173,000 from $1,420,000 in 2007. This was the result of hiring executives to build up the management structure for CHDT and the hiring of experienced sales executives to assist in launching  Capstone’s new product lines and  STP-branded tools . Note the 2007 expense only reflected part of the payroll expense of the new management team.  CHDT also recognized in the compensation expense approximately $523,123 for stock options granted in 2008.

For  2008  the Sales and Marketing Expenses were $557,000  an increase of $390,000 or 233% over the $167,000 expensed in 2007. This reflects the increased sales and marketing efforts being made to promote our new product lines and investment for future continued revenue growth.

Depreciation and Amortization Expenses were $177,000 an increase of $139,000 or 365% over the $38,000 expensed in 2007. This represents the depreciation and amortization of the cost of investing in the new moulds for the power tools and Eco-i-Lite programs and investment in new packaging design and molds. This represents another investment for possible future revenue growth.

Other Income (Expense): Interest Expenses for 2008 was $291,000 an increase of $166,000 or 133% over $125,000 expensed in 2007. This expense increase was the direct result of the new bank line of credit and additional funding required to finance the increased order activity overseas.

Net Income (Loss):

The Loss for 2008 was $1,338,000 against a Loss of $1,213,000 for 2007, an increased loss of $125,000. Despite the increased revenue our loss increased. However we have incurred substantial expense in 2008 that will help us to continue the revenue growth in the future.

Item 7:  Financial Statements

The financial statements and financial statement schedules of CHDT as well as supplementary data are listed in Item 13 below and included after the signature page to this report of Form 10-K.

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

As of the date of this Report on Form 10-K, Stewart Wallach is our Chief Executive Officer, James Gerald (“Gerry’) McClinton is our Chief Operating Officer and Laurie Holtz is our Chief Financial Officer.  Laurie Holtz was appointed as our Chief Financial Officer in December 2007.  Mr. McClinton handles the chief financial duties prior to Mr. Holtz’s appointment.

Our Chief Financial Officer, assisted by the Chief Operating Officer, has reviewed the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f)) as of the fiscal year end of this Form 10-K.

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

We believe our internal disclosure controls and procedures are effective as of the filing of this Report on Form 10-K in providing reasonable assurances that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

This annual report does not include an attestation report of CHDT’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by CHDT’s registered public accounting firm pursuant to temporary rules of the Commission that permit CHDT to provide only management’s report in this annual report on Form 10-K.

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

Part III

Item 9.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers.  Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors” appearing in our Information Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission  (the "Commission") within 120 days after the end of our year ended December 31, 2008.

Item 10.  Executive Compensation.

Information   regarding executive   compensation is incorporated by reference   to the   information   set forth under the caption   "Executive Compensation” in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption  "Security Ownership of Certain Beneficial Owners and Management Ownership" in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

Item 12. Certain Relationships and Related Transactions, Director Independence; Potential Conflicts of Interest.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2008.

Item 13.  Exhibits, and Reports on Form 8-K

(a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS

PAGE

F-1 Report of Independent Registered Public Accountants

F-2 Consolidated Balance Sheets as of December 31, 2008, and 2007

F-4 Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

F-5 Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2008 and 2007

F-7 Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

F-9 Notes to Consolidated Financial Statements

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
3.3 Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.1 Voting Agreement, dated January 27, 2006, by and among CHDT Corp., William Dato and Howard Ullman. +
10.2 Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3 Employment Agreement dated January 27, 2006, by and between William Dato, CHDT Corporation and Complete Power Solutions, LLC. +
10.4 Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6 2005 Equity Plan of CHDT Corp.^^
10.7 2008 Employment Agreement by Stewart Wallach and CHDT Corp.^ ^
10.8 2008 Employment Agreement by James Gerald (Gerry) McClinton and CHDT Corp. ^^
10.9 2008 Employment Agreement by Howard Ullman and CHDT Corp.^^
10.10   Form of Non-Qualified Stock Option+
10.11 Non-Employee Director Compensation^^
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
^^ Filed as an exhibit to the Form 10-K for the fiscal year ending December 31, 2007.
^ Filed Herein.

(b) Reports on Form 8-K filed.

The following reports were filed during the last quarter of the 2008 fiscal year: (A) Form 8-K:  Form 8-K, November 19, 2008 and Form 8-K, October 30, 2008.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2008 and 2007:

	2008	2007

Audit Fees	$57,751	$47,316
Audit-Related Fees	-	-
Tax Fees	2,240	-
All Other Fees	-	-
Total	$59,991	$47,316

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

The Audit Committee pre-approved 100% of the Company's 2008 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission’s final pre-approval rules.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 27th day of March 2009.

CHDT CORPORATION

Dated:   March 27, 2009

By

/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of CHDT Corporation and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 27, 2009

/s/ Laurie Holtz
Laurie Holtz
Principal Financial and Accounting Officer
Director and Chief Financial Officer
March 27, 2009

/s/ Gerry McClinton
Gerry McClinton
Principal Operations Executive
Chief Operating Officer and Director
March 27, 2009

/s/ Howard Ullman
Howard Ullman
Chairman of the Board of Directors
March 27, 2009

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 27, 2009

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 27, 2009

/s/ Larry Sloven
Larry Sloven
Director
March 27, 2009

CHDT CORPORATION
AND SUBSIDIARIES

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS REPORT

DECEMBER 31, 2008 AND 2007

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
December 31, 2008 and 2007	F - 2

Consolidated Statements of Operations for the
Years Ended December 31, 2008 and 2007	F - 4

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2008 and 2007	F - 5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2008 and 2007	F - 7

Notes to Consolidated Financial Statements	F - 9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
CHDT Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CHDT Corporation and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CHDT Corporation and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

                                     ROBISON, HILL & CO.
                                     Certified Public Accountants

Salt Lake City, Utah
March 23, 2009

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets:

Current assets:
Cash	$156,371	$257,802
Accounts receivable - net	2,399,859	1,351,648
Inventory	387,749	333,184
Prepaid expense	83,846	23,331

Total Current Assets	3,027,825	1,965,965

Fixed assets:
Computer equipment & software	60,648	45,685
Machinery and equipment	408,429	276,408
Furniture and fixtures	5,665	5,665
Less: Accumulated Depreciation	(219,894)	(119,154)

Total Fixed Assets	254,848	208,604

Other non-current assets:
Product development costs, net	103,700	73,012
Goodwill	1,936,020	1,936,020
Deposits	15,000	15,000

Total other non-current assets	2,054,720	2,024,032

Total assets	$5,337,393	$4,198,601

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
	2008	2007
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,824,295	$601,946
Note payable – Sterling Bank	722,547	-
Notes and loans payable to related parties - current maturities	1,185,407	688,305

Total current liabilities	3,732,249	1,290,251

Non-current liabilities
Notes and loans payable to related parties	-	546,025

Total non-current liabilities	-	546,025

Total Liabilities	3,732,249	1,836,276

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued 60 shares at December 31, 2008
and 6,560 shares at December 31, 2007	1	7
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 2,108,813 at December 31, 2008
and 1,358,738 at December 31, 2007	210,882	135,874
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 557,941,646 shares at December 31, 2008
and 599,745,646 shares at December 31, 2007	55,794	59,975
Related party receivable	(40,441)	-
Additional paid-in capital	5,585,702	5,034,527
Accumulated deficit	(4,206,794)	(2,868,058)

Total Stockholders' Equity	1,605,144	2,362,325

Total Liabilities and Stockholders’ Equity	$5,337,393	$4,198,601

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007
Revenues	$6,616,330	$2,826,842
Cost of Sales	(4,589,636)	(1,623,863)
Gross Profit	2,026,694	1,202,979

Operating Expenses:
Sales and marketing	557,027	167,772
Compensation	1,593,349	1,420,074
Professional fees	221,831	295,960
Depreciation and amortization	177,186	38,583
Other General and administrative	526,313	532,047
Total Operating Expenses	3,075,706	2,454,436

Net Operating Income (Loss)	(1,049,012)	(1,251,457)

Other Income (Expense):
Interest expense	(291,133)	(125,175)
Interest income	1,409	4,650
Debt forgiveness	-	379,000
Write-off of notes receivable	-	(427,710)
Gain on disposal of assets	-	206,284
Miscellaneous income	-	750
Total Other Income (Expense)	(289,724)	37,799

Net Income (Loss)	$(1,338,736)	$(1,213,658)

Income (Loss) per Common Share	$-	$-

Weighted average shares outstanding	559,844,813	579,255,372

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit

Balance at January 31, 2007	607,000	$607	1,193,769	$119,377	536,406,750	$53,642	$4,166,747	$(1,654,400)
February 2007 - Shares issued for
consulting fees	-	-	-	-	1,428,571	143	49,857	-
February 2007 - Shares issued upon
exercise of option for cash	-	-	-	-	250,000	25	4,975	-
Conversion of Series A
Preferred Shares to common shares	(440)	-	-	-	440,400	44	(44)	-
February 2007 - Shares issued for notes
payable	-	-	-	-	468,750	46	16,714	-
Conversion of Series B Preferred Shares
to common shares	-	-	(251,739)	(25,174)	16,614,774	1,662	23,512	-
March 2007 - Shares issued for accrued
expenses	-	-	-	-	3,788,575	379	124,621	-
March 2007 - Shares issued for notes
payable	-	-	-	-	1,835,049	183	54,867	-
May 2007 - Shares issued for expenses	-	-	-	-	500,000	50	14,950	-
July 2007 - Shares issued for cash	-	-	-	-	2,058,824	206	34,794	-
August 2007 – Shares issued for legal fees	-	-	-	-	105,882	11	1,789	-
August 2007 - Shares issued for cash	-	-	-	-	4,117,647	412	69,588	-
August 2007 – Shares issued for notes
payable	-	-	-	-	5,304,947	530	301,915	-
August 2007 - Shares issued for consulting
services	-	-	-	-	340,909	34	7,466	-
August 2007 - Shares issued for legal fees	-	-	-	-	112,510	11	1,789	-
September 2007 - Shares issued for cash	-	-	-	-	13,294,117	1,329	224,671	-
October 2007 - Shares issued for cash	-	-	-	-	12,352,941	1,235	208,765	-
November 2007 - Shares issued for legal
fees	-	-	-	-	50,000	5	1,795	-

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit
November 2007 - Shares issued for
consulting expense	-	$-	-	$-	75,000	$8	$2,492	$-
November 2007 - Shares issued for
expenses	-	-	-	-	200,000	20	6,580	-
November 2007 - Series B Preferred Shares
issued for notes payable	-	-	416,708	41,671	-	-	958,329	-
Return of Preferred Series A Shares
previously issued for acquisition of CPS	(600,000)	(600)	-	-	-	-	(1,775,264)	-
Stock Options for Compensation	-	-	-	-	-	-	533,619	-
Net Loss	-	-	-	-	-	-	-	(1,213,658)

Balance at December 31, 2007	6,560	7	1,358,738	135,874	599,745,646	59,975	5,034,527	(2,868,058)
January 2008 – Common shares converted
to Preferred Series B shares	-	-	750,075	75,008	(50,000,000)	(5,000)	(70,008)	-
February 2008 – Shares issued for accrued
directors’ fees	-	-	-	-	1,584,000	158	39,842	-
February 2008 – Preferred Series A shares
converted to common shares	(6,500)	(6)	-	-	6,500,000	650	(644)	-
March 2008 – Common shares issued for
consulting fees	-	-	-	-	112,000	11	2,489	-
Stock options for compensation	-	-	-	-	-	-	523,121	-
Stock warrants for interest expense	-	-	-	-	-	-	56,375	-
Net Loss	-	-	-	-	-	-	-	(1,338,736)

Balance at December 31, 2008	60	$1	2,108,813	$210,882	557,941,646	$55,794	$5,585,702	$(4,206,794)

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(1,338,736)	$(1,213,658)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Interest expense from stock warrants	56,376	-
Write-off of notes receivable	-	427,710
Stock issued for accrued expenses	40,000	159,255
Stock issued for expenses	2,500	112,000
Depreciation and amortization	177,187	38,583
Compensation expense from stock options	523,123	533,619
(Increase) decrease in accounts receivable	(1,048,212)	(791,173)
(Increase) decrease in inventory	(54,565)	(243,720)
(Increase) decrease in prepaid expenses	(60,515)	(7,169)
(Increase) decrease in deposits	-	1,775
(Increase) decrease in other assets	(95,888)	(73,012)
(Increase) decrease in shareholder receivable	(40,441)	-
Increase (decrease) in accounts payable and accounts payable	1,222,348	185,407
Increase (decrease) in due to related parties	-	(400,000)
Increase (decrease) in accrued interest on notes payable	3,174	(27,581)
Increase (decrease) in deposits from customers	-	-
Net cash used in operating activities	(613,649)	(1,297,964)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment	(158,232)	(216,843)
Net cash provided by (used) investing activities	(158,232)	(216,843)

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended
	December 31,
	2008	2007
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock	-	546,000
Proceeds from notes and loans payable to related parties	650,000	1,317,500
Repayments of notes and loans payable to related parties	(697,000)	(288,975)
Proceeds from line of credit	717,450	-
Net Cash Provided by Financing Activities	670,450	1,574,525

Net (Decrease) Increase in Cash and Cash Equivalents	(101,431)	59,718
Cash and Cash Equivalents at Beginning of Period	257,802	198,084
Cash and Cash Equivalents at End of Period	$156,371	$257,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$213,897	$111,870
Franchise and income taxes	$-	$-

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 13, 2006 the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (Capstone). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling low technology consumer products to distributors and retailers in the United States.

Nature of Business

From the beginning of fiscal year 2007, the Company has been primarily engaged in the business of marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in four primary business segments: Lighting Products, , Power Tools, Automotive Accessories and Computer peripherals. The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party  manufacturing companies.

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

As of December 31, 2008, management has recorded an allowance for doubtful accounts of $67,433.  Net accounts receivable at December 31, 2008 was $2,399,859.

Inventory

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $387,749 at December 31, 2008.

BBI (previously “Overseas Building Supply, L.C.”) had inventory of $40,441 at December 31, 2007.  During 2008, a director and shareholder of the Company took the remaining inventory of BBI and agreed to pay the Company for the cost of the inventory, which was $40,441.  As a result, the inventory was removed from the balance sheet as an asset, and a shareholder receivable was recorded and disclosed in the equity section of the balance sheet.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2007 and  2008.

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

Depreciation expense was $111,989 and $38,583 for the years ended December 31, 2008 and 2007, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2008, whereas the fair value of the intangible asset exceeds its carrying amount.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the nine months ended December 31, 2008 and 2007 are not presented as it would be anti-dilutive.  At December 31, 2008 and 2007, the total number of potentially dilutive common stock equivalents was 203,295,071 and 134,442,294, respectively.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2008 and 2007 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Black Box Innovations, L.L.C. (formerly “Overseas Building Supply, LLC” and formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at December 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Selling and Marketing expenses. Advertising and promotion expense was $103,651 and $167,772 for the years ended December 31, 2008 and 2007, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone, are included in Selling and Marketing expenses and amounted to $70,379 for the year ended December 31, 2008.

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

In conjunction with the adoption of SFAS 123(R), the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense. As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of and for the year ended December 31, 2008, there were no material amounts subject to forfeiture. The Company has not accelerated vesting terms of its out-of-the-money stock options, or made any other significant changes, prior to adopting FASB 123(R), Share-Based Payments.

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options. On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.   During 2008, 1,000,000 of the above options were cancelled prior to vesting.  For the year ended December 31, 2008, the Company recognized compensation expense of $25,131 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For the year ended December 31, 2008, the Company recognized compensation expense of $7,978 related to these options.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 10, 2008, the Company granted 1,000,000 stock options to an advisor of the Company.  The options vest over one year.  For the year ended December 31, 2008, the Company recognized compensation expense of $19,953 related to these options.

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2008 included $2,500 for consulting fees.  Stock-based compensation expense for the year ended December 31, 2007 included $112,000, consisting of $25,000 included in employee compensation, $81,600 for consulting fees and $5,400 for legal fees.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks.  As of December 31, 2007, the Company has cash in excess of FDIC limits of approximately $140,000.  As of December 31, 2008, the Company had no cash in excess of FDIC limits.

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

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2008 and 2007.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2008	2007	2008	2007

Customer A	44%	30%	$1,742,135	$691,110
Customer B	22%	28%	614,384	485,275
Customer C	15%	21%	21,773	161,571

	81%	79%	$2,378,292	$1,337,956

Major Vendors

The Company had two vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2007 and three vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2008.  The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2008	2007	2008	2007

Vendor A	52%	56%	$169,997	$131,973
Vendor B	31%	10%	969,741	45,481
Vendor C	14%	-	-	-

	97%	66%	$1,139,738	$177,454

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

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal is payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At December 31, 2008, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  The note will be due on January 11, 2009 and carries an interest rate of 8% per annum.  At December 31, 2008, the total amount payable on this note was $259,479, including interest of $9,479.

As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 was allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375 which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for $200,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum and is due within six months.  At December 31, 2008, the total amount due on these notes was $201,358, including interest of $1,358.

Overseas Building Supplies - Notes Payable to Director

On December 14, 2006, Overseas Building Supply, L.C. (now known as “Black Box Innovations, L.L.C.”) received proceeds from a note payable of $2,500 to a director. During the quarter ended March 31, 2007, Overseas Building Supply received proceeds from additional notes payable of $24,000.  The notes carry an interest rate of 8% per annum and are due on demand.  On November 2, 2007, the Company issued 11,043 shares of its Series B Preferred stock valued at $26,500 as payment for $26,500 in principal.  During the year ended December 31, 2007, the Company paid accrued interest of $1,125.  At December 31, 2008 and 2007, the total amount due on these loans was $0 and $0, respectively.

China Direct and Souvenir Direct - Loans Payable to Director

During the period from August 24, 2006 through November 30, 2006, a director made loans to the Company totaling $490,000, including $10,000 to the Company’s wholly owned subsidiary, Souvenir Direct, Inc.  The loans carry interest of 8% and are payable on demand.  In November 2006, the Company repaid $50,000 of this amount.  During the quarter ended March 31, 2007, the Company repaid $278,975 of these loans and received an additional $33,000 in proceeds from loans.  On November 2, 2007, the Company issued 81,060 shares of its Series B Preferred stock valued at $194,525 as payment for $194,525 in principal.  During the year ended December 31, 2007, the Company paid accrued interest of $20,266.  As of December 31, 2006, the total amount payable on these loans was $448,738, including $8,738 of accrued interest.  At December 31, 2008 and 2007, the total amount payable on these loans was $0 and $0, respectively.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $106,838, including interest of $3,838.  In December 2008, the Company borrowed an additional $75,000 from this director.  At December 31, 2008, the total amount payable on this loan was $188,023, including interest of $10,023.

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

Based on the above, the total amount payable to officers and directors as of December 31, 2008 and 2007 was $1,185,407 and $1,234,330, respectively, including accrued interest of $20,861 and $13,305, respectively.

The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2009	$1,185,407
2010	-
2011	-
2012	-
2013	-
Total future maturities	$1,185,407

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

NOTE 6 – NOTE PAYABLE – STERLING BANK

On May 1, 2008, Capstone secured a conventional $2,000,000 asset based loan agreement from Sterling National Bank, located in New York City whereby Capstone received a credit line to fund working capital needs.  The loan provides funding for an amount up to 85% of eligible Capstone accounts receivable and 50% of eligible Capstone inventory.  The interest rate of the loan is the Wall Street Journal prime rate plus one and one-half percent per annum.  CHDT and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Loan. At December 31, 2008, there was $722,547 due on this loan.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTE PAYABLE – STERLING BANK (continued)

As part of the loan agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $113,023 (plus future interest) and $546,025 due to Howard Ullman to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling Bank is paid in full, except for scheduled payments of interest.

NOTE 7 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,250 per month.

Rental expense under these leases was approximately $51,809 and $36,503 for the years ended December 31, 2008 and 2007, respectively.

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

License Agreement

On April 12, 2007, the Company entered into a trademark and licensing agreement with The Armor All/STP Products Company (“AASTP”).  As part of the agreement, the Company is required to pay AASTP royalties either at fixed periodic amounts or 5% of product sales.  The Company is required to make guaranteed minimum royalty payments as follows:  $100,000 payable in the 1st year of the contract; $300,000 payable in the 2nd year of the contract; and $500,000 payable in the 3rd year of the contract.  As of December 31, 2008, the Company has paid $175,000 in royalty expense to AASTP that is included as part of selling expenses.  Future guaranteed minimum royalty payments are as follows:

Guaranteed Minimum
Year	Royalty Payments
2009	$350,000
2010	$375,000
$725,000

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

As of December 31, 2008, a total of 60 shares of series “A” convertible preferred stock were issued and outstanding, and are convertible into CHDT common shares, at a rate of 1,000 shares of common stock for each share of series “A” convertible preferred stock and are redeemable at the option of the Company.

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

Warrants

The Company has outstanding stock warrants that were issued in prior years to its officers and directors for a total of 5,975,000 shares of the Company's common stock. The warrants expire between November 11, 2011 and July 20, 2014. The warrants have an exercise price of $.03 to $.05.

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

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company under the 2005 Plan.  The options vest over two years.  During 2008, 1,000,000 of these options were cancelled prior to vesting.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2008 and 2007, the Company recognized compensation expense of $25,131 and $29,214 related to these stock options.  The following assumptions were used in the fair value calculations:

Risk free rate – 4.64%
Expected term – 11 years
Expected volatility of stock – 131.13%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of  $10,869 in 2009 related to these stock options.

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

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton, the Company’s COO and Secretary, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK TRANSACTIONS (continued)

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2008 and 2007, the Company recognized compensation expense of $405,198and $503,075 related to these stock options.  The following assumptions were used in the fair value calculations:

Risk free rate – 4.66%
Expected term – 10 years
Expected volatility of stock – 133.59%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

The Company will recognize compensation expense of $156,557 in 2009, $156,557 in 2010, and $52,186 in 2011 related to these stock options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2008 and 2007, the Company recognized compensation expense of $7,978 and $1,330 related to these stock options.  The following assumptions were used in the fair value calculations:

Risk free rate – 4.42%
Expected term – 11 and 12 years
Expected volatility of stock – 134.33%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $6,648 in 2009 related to these stock options.

On January 10, 2008, the Company granted 1,000,000 stock options to an advisor of the Company.  The options vest over one year.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  During the year ended December 31, 2008, the Company recognized compensation expense of $19,953 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 3.91%
Expected term – 10 years
Expected volatility of stock – 133.83%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK TRANSACTIONS (continued)

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 1.93% to 3.61%
Expected term – 2 to 10 years
Expected volatility of stock – 133.83%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $2,603 in 2009 related to these stock options.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 3.78%
Expected term – 11 years
Expected volatility of stock – 133.59%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $7,862 in 2009 and $2,620 in 2010 related to these stock options.

The following table sets forth the Company’s stock options outstanding as of December 31, 2008 and 2007 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, December 31, 2006	135,450,000	$0.028
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-

Outstanding, December 31, 2007	135,450,000	0.028
Granted	5,500,000	0.028
Exercised	-	-		-
Forfeited/expired	76,516,667	0.028

Outstanding, December 31, 2008	64,433,333	$0.028	8.64	$-

Vested/exercisable at December 31, 2007	21,750,000	$0.028	10.0	$-

Vested/exercisable at December 31, 2008	43,102,777	$0.028	8.68	$-

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	6	$.02	250,000
$.029	54,983,333	9	$.029	39,252,777
$.029	4,000,000	10	$.029	1,500,000
$.029	700,000	11	$.029	350,000
$.029	1,000,000	9	$.029	-0-
$.029	150,000	9	$.029	-0-
$.029	2,000,000	1	$.029	2,000,000
$.027	1,500,000	1	$.027	-0-
$.029	850,000	10	$.029	-0-

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

On March 10, 2008, the Company was granted a Final Summary judgment against CPS for $501,740 related to the two notes due from CPS to the Company as part of the disposal agreement entered into in January 2007.   As of December 31, 2007, the Company determined these two notes to be uncollectible and wrote-off $427,710 to expense.  The Company has pursued  legal action to collect this judgment, but it is now considered uncollectible.

The Company disposed of its interest in CPS to further its goal of focusing on its Capstone Industries consumer product business line in an effort to achieve sustained profitability from low-coast, low inventory consumer products that are direct shipped from Chinese and other low cost contract manufacturing sources to the Company’s customers.

Capstone Industries

On September 13, 2006 the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and Stewart Wallach, the sole shareholder of Capstone. Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by a note payable to the Company’s CEO and $1.25 million of the Company’s Series B Preferred Stock, $0.01 par value per share, which Series “B” stock is convertible into 15.625 million “restricted” shares of CHDT Common Stock, $0.0001 par value (common stock). CHDT has agreed to register shares of Common Stock under the Securities Act of 1933, as amended, to cover conversion of the Series “B” Stock issued to Mr. Wallach in the acquisition of Capstone.  Such registration has not been filed as of the date of this Report. CHDT will operate Capstone as a wholly-owned subsidiary. As of the date of this report these share have not been registered.  The Capstone acquisition was recorded as follows:

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

NOTE 11 - INCOME TAXES

As of December 31, 2008, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,900,000 that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2008	2007
Net Operating Losses	$594,500	$454,690
Valuation Allowance	(594,500)	(454,690)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
	2008	2007
Provision (Benefit) at US Statutory Rate	$(139,810)	$(161,745)
Increase (Decrease) in Valuation Allowance	139,810	161,745
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2008, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2008 and 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES (continued)

United States (a)	2005 – Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 12 – CONTINGENCIES

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Second Circuit Court of Appeals, Case #07-1701-CV, April 2007; Lower Court Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003): Both the initial and amended complaint of the plaintiffs in this case against us were dismissed by the trial court upon our motion to dismiss.  The plaintiffs perfected their appeal of the dismissal of the amended complaint and the appeal was briefed in November 2007.  The appeal is currently pending before the Second Circuit Court of Appeals in New York City. CHDT is uncertain when or how the Second Circuit will rule on the plaintiffs’ appeal.  CHDT has moved that the Second Circuit to make a ruling on the briefs without oral arguments, but CHDT believes that the plaintiffs have requested oral arguments.  There has been no ruling to date on the overall appeal or CHDT’s motion for a ruling based solely on the written appeal briefs submitted to date.   While CHDT intends to appeal any adverse ruling in this case by the Second Circuit, and CHDT is confident of prevailing in this matter, if the plaintiffs ultimately prevailed in this case and received their requested relief with no further right of appeal by CHDT, the Company lacks the available funds or financing to pay such relief and if a settlement was not possible, in the event of such an adverse outcome,  such an adverse judgment could not be paid from available Company resources.   The New York City office of Dorsey & Whitney currently represents CHDT in this case.

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

NOTE 14 - INTANGIBLE ASSETS

During 2007 and 2008, the Company capitalized $168,890 related to packaging artwork and design costs related to the Company’s AASTP products and Lighting products as intangible assets. These costs are being amortized over their useful life, which the Company has determined to be two years.  During 2008, the Company recorded $65,199 of amortization expense related to these assets.