Form 10-Q
period 2009-03-31
CHDT CORP
filed 2009-05-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2009, there were 560,041,646 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008
Assets:

Current assets:
Cash	$140,910	$156,371
Accounts receivable - net	267,936	2,399,859
Inventory	377,583	387,749
Prepaid expense	234,092	83,846

Total Current Assets	1,020,521	3,027,825

Fixed assets:
Computer equipment & software	60,648	60,648
Machinery and equipment	408,868	408,429
Furniture and fixtures	5,665	5,665
Less: Accumulated Depreciation	(251,697)	(219,894)

Total Fixed Assets	223,484	254,848

Other non-current assets:
Product development costs - net	89,516	103,700
Goodwill	1,936,020	1,936,020
Deposits	15,000	15,000

Total other non-current assets	2,040,536	2,054,720

Total assets	$3,284,541	$5,337,393

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 31,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$324,133	$1,824,295
Note payable - Sterling Bank	239,159	$722,547
Note payable - Examsoft	152,145	-
Notes and loans payable to related parties - current maturities	1,196,316	1,185,407

Total current liabilities	1,911,753	3,732,249

Total Liabilities	1,911,753	3,732,249

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued -0- at March 31, 2009
and 60 shares at December 31, 2008	-	1
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 2,108,813 at March 31, 2009
and December 31, 2008	210,882	210,882
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 560,041,646 shares at March 31, 2009
and 557,941,646 shares at December 31, 2008	56,004	55,794
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	5,652,626	5,585,702
Accumulated deficit	(4,506,283)	(4,206,794)

Total Stockholders' Equity	1,372,788	1,605,144

Total Liabilities and Stockholders’ Equity	$3,284,541	$5,337,393

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008

Revenues	$1,697,927	$574,180
Cost of Sales	(1,195,754)	(320,436)
Gross Profit	502,173	253,744

Operating Expenses:
Sales and marketing	60,230	34,430
Compensation	277,109	471,206
Professional fees	35,866	34,334
Consulting	56,927	28,130
Other General and administrative	294,877	249,866
Total Operating Expenses	725,009	817,966

Net Operating Income (Loss)	(222,836)	(564,222)

Other Income (Expense):
Debt forgiveness	-	-
Miscellaneous income	57	-
Interest expense	(76,711)	(24,375)
Interest income	-	609
Total Other Income (Expense)	(76,654)	(23,766)

Net Income (Loss)	$(299,490)	$(587,988)

Income (Loss) per Common Share	$-	$-

Weighted average shares outstanding	558,980,535	565,574,034

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(299,490)	$(587,988)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for accrued expenses	-	40,000
Stock issued for expenses	21,000	2,500
Depreciation and amortization	52,787	33,980
Compensation expense from stock options	46,134	221,303
(Increase) decrease in accounts receivable	2,131,923	871,422
(Increase) decrease in inventory	10,166	10,909
(Increase) decrease in prepaid expenses	(150,246)	(7,771)
(Increase) decrease in deposits	-	-
(Increase) decrease in other assets	(6,834)	(18,882)
Increase (decrease) in accounts payable and accrued expenses	(1,500,163)	(358,283)
Increase (decrease) in due to/from related parties	-	-
Increase (decrease) in accrued interest on notes payable	13,091	(1,813)
Increase (decrease) in deposits from customers	-	-
Net cash provided by (used) in operating activities	318,368	205,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(440)	(25,827)
Net cash provided by (used) investing activities	(440)	(25,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	-
Proceeds from notes payable	150,000	-
Repayments of notes payable	(483,389)	-
Proceeds from notes and loans payable to related parties	-	100,000
Repayments of notes and loans payable to related parties	-	(422,000)
Net Cash Provided by Financing Activities	(333,389)	(322,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(15,461)	(142,450)
Cash and Cash Equivalents at Beginning of Period	156,371	257,802
Cash and Cash Equivalents at End of Period	$140,910	$115,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$58,452	$23,297
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

NONE.

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

The unaudited financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

As of March 31, 2009, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $377,583 and $387,749 at March 31, 2009 and December 31, 2008, respectively.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows FASB Statement No. 144 (SFAS 144), "Accounting for the Impairment of Long-Lived Assets." SFAS 144 requires that long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2008 and the first quarter of 2009.

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

Depreciation expense was $31,805 and $22,493 for the three months ended March 31, 2009 and 2008, respectively.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the three months ended March 31, 2009 and 2008 are not presented as it would be anti-dilutive.  At March 31, 2009 and 2008, the total number of potentially dilutive common stock equivalents was 203,295,071 and 138,416,294, respectively.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2009 and the year ended December 31, 2008 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Black Box Innovations, L.L.C. (formerly “Overseas Building Supply, LLC” and formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at March 31, 2009 and December 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.

Reclassifications

Certain reclassifications have been made in the 2008 financial statements to conform with the 2009 presentation. There were no material changes in classifications made to previously issued financial statements.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Selling and Marketing expenses. Advertising and promotion expense was $60,230 and $34,430 for the three months ended March 31, 2009 and 2008, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $12,293 for the three months ended March 31, 2009.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options. On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the three months ended March 31, 2009, the Company recognized compensation expense of $39,139 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.   During 2008, 1,000,000 of the above options were cancelled prior to vesting.  For the year ended December 31, 2008, the Company recognized compensation expense of $25,131 related to these options.  For the three months ended March 31, 2009, the Company recognized compensation expense of $2,717 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For the year ended December 31, 2008, the Company recognized compensation expense of $7,978 related to these options.  For the three months ended March 31, 2009, the Company recognized compensation expense of $1,662 related to these options.

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

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.  For the three months ended March 31, 2009, the Company recognized compensation expense of $650 related to these options.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the three months ended March 31, 2009, the Company recognized compensation expense of $1,966 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2009 included $21,000 for consulting fees.  Stock-based compensation expense for the three months ended March 31, 2008 included $2,500 for consulting fees.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places in cash and cash equivalents with high credit quality financial institution which minimize these risks.  As of March 31, 2009, the Company had no cash in excess of FDIC limits.

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

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Director

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal is payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At March 31, 2009 and December 31, 2008, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  The note will be due on January 11, 2009 and carries an interest rate of 8% per annum.  At December 31, 2008, the total amount payable on this note was $254,932, including interest of $4,932.  During the three months ended March 31, 2009, the Company paid the interest accrued during 2008 of $9,479.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

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

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for $200,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum and are due within six months.  At March 31, 2009, the total amount due on these notes was $205,303, including interest of $5,303.  At December 31, 2008, the total amount due on these notes was $201,358, including interest of $1,358.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $106,838, including interest of $3,838.  In December 2008, the Company borrowed an additional $75,000 from this director.  At March 31, 2009, the total amount payable on this loan was $190,055, including interest of $12,055.  At December 31, 2008, the total amount payable on this loan was $188,023, including interest of $10,023.

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

Based on the above, the total amount payable to officers and directors as of March 31, 2009 and December 31, 2008 was $1,196,316 and $1,185,407, respectively, including accrued interest of $22,291 and $20,861, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2009	$1,196,316
2010	-
2011	-
2012	-
2013	-
Total future maturities	$1,196,316

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTE PAYABLE – STERLING BANK

On May 1, 2008, Capstone secured a conventional $2,000,000 asset based loan agreement from Sterling National Bank, located in New York City whereby Capstone received a credit line to fund working capital needs.  The loan provides funding for an amount up to 85% of eligible Capstone accounts receivable and 50% of eligible Capstone inventory.  The interest rate of the loan is the Wall Street Journal prime rate plus one and one-half percent per annum.  CHDT and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Loan. At March 31, 2009 and December 31, 2008, there was $239,158 and $722,547 due on this loan, respectively.

As part of the loan agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $115,055 (plus future interest) and $546,025 due to Howard Ullman to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling Bank is paid in full, except for scheduled payments of interest.

NOTE 5 – PURCHASE ORDER ASSIGNMENT-FUNDING AGREEMENT

On February 27, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $441,100.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than July 15, 2009.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At March 31, 2009, the total amount due on this loan was $152,145, including interest of $2,145.

NOTE 6 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,250 per month.

Rental expense under these leases was approximately $15,556 and $10,887 for the three months ended March 31, 2009 and 2008, respectively.

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

NOTE 8 - STOCK TRANSACTIONS

Common Stock

In February 2008, the Company issued 1,584,000 shares of common stock for accrued directors fees of $40,000.

In March 2008, the Company issued 112,000 shares of common stock for consulting expenses of $2,500.

In February 2009, the Company issued 2,100,000 shares of common stock for consulting expenses of $21,000.

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

As of December 31, 2008, a total of 60 shares of series “A” convertible preferred stock were issued and outstanding, and are convertible into CHDT common shares, at a rate of 1,000 shares of common stock for each share of series “A” convertible preferred stock and are redeemable at the option of the Company.  During the three months ended March 31, 2009, the remaining 60 shares were cancelled.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2008 and 2007 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, December 31, 2007	135,450,000	$0.028
Granted	5,500,000	0.028
Exercised	-	-
Forfeited/expired	76,516,667	0.028

Outstanding, December 31, 2008	64,433,333	0.028
Granted	-	-
Exercised	-	-		-
Forfeited/expired	-	-

Outstanding, March 31, 2009	64,433,333	$0.028	8.64	$-

Vested/exercisable at December 31, 2008	43,102,777	$0.028	8.68	$-

Vested/exercisable at March 31, 2009	43,102,777	$0.028	8.68	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	6	$.02	250,000
$.029	54,983,333	9	$.029	39,252,777
$.029	4,000,000	10	$.029	1,500,000
$.029	700,000	11	$.029	350,000
$.029	1,000,000	9	$.029	-0-
$.029	150,000	9	$.029	-0-
$.029	2,000,000	1	$.029	2,000,000
$.027	1,500,000	1	$.027	-0-
$.029	850,000	10	$.029	-0-

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

As of December 31, 2006, the balance due on the $225,560 was classified on the Company’s balance sheet as an amount due from former subsidiary.  This item was classified as long-term as of December 31, 2006, in anticipation of its conversion to a note receivable, the maturity of which is more than one year from the balance sheet date.  Subsequently, upon execution of the 2007 Promissory Note on January 26, 2007, the Company reclassified the balance as a long-term note receivable from former subsidiary.

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

NOTE 13 - INTANGIBLE ASSETS

At December 31, 2008, the Company had capitalized $168,890 related to packaging artwork and design costs related to the Company’s AASTP products and Lighting products as intangible assets. These costs are being amortized over their useful life, which the Company has determined to be two years.  During 2008, the Company recorded $65,199 of amortization expense related to these assets.  For the three months ended March 31, 2009, the Company capitalized an additional $7,784 related to packaging artwork and design costs and recognized amortization expense of $21,967 during the quarter.  At March 31, 2009 and December 31, 2008, the net amount of the intangible asset was $89,517 and $103,700, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – CHDT Corporation, a Florida corporation, (“CHDT,” “Company,” “we,” or “our”) is a public holding company with  its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the Over-The-Counter Bulletin Board under the trading symbol “CHDO.OB.”   This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2008.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008; and (ii) financial liquidity and capital resources.

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

Capstone Lighting products specialize in low cost, innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, flashlights and also offers “Private Label” programs to major retailers.  “Private Label” is the manufacture of products by a company and those products are sold under the name or trade name of the manufacturer’s retailers, distributors or bulk buyers.  In March 2009 at the International Hardware Show, Capstone launched a new and expanded line of booklights and multi-tasklights under the name PATHWAY LIGHTS.

In 2008 Capstone also launched the Eco-i-Lite ™ Power Failure Lights. In March 2009 the company launched additional Eco-i –Lite™ products and many in new trendy colors. The Eco-i-Lite products have been developed in association with the engineers from the STP® tools business unit.

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

Results of Operations: For the three months ended March 31, 2009, the Company had a net loss from continuing operations of approximately $299,000. For the three months ended March 31, 2008 the Company had a net loss from operations of $588,000. That is a net loss decrease of $289,000 or 49 % over 2008 results.

Total Net Revenues: For the three months ended March 31, 2009 and 2008, the Company had total sales of approximately $1,698,000 and $574,000 respectively, for an increase of $1,124,000 which represents a 196% increase over 2008 results. All of the revenue was generated by Capstone. This increase was due to placement of the Eco-i-Lite, the Company’s new multi functional power failure light which we expect will be a strong revenue producer in 2009 and continued sales of our STPtools program.

Cost of Sales: For the three months ended March 31, 2009 and 2008, we had cost of sales of approximately $1,196,000 and $320,000, respectively. This cost represents 70.4% and 55.8% respectively of total Revenue. As a percentage of Total Revenue costs have increased. This is a direct result of the expanded mix of products now being sold.

Gross Profit: For the three months ended March 31, 2009, gross profit was $502,000, an increase by approximately $248,000 or 97.6% from the three months ended March 31, 2008.  For the three months ended March 31, 2008, gross profit was $254,000.  Gross profit as a percentage of sales was 29.6% for the three months ended March 31, 2009 as compared to 44.3% for the three months ended March 31, 2008.  This gross profit decrease is a direct result of two factors.

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

Even though the blended gross profit percentage to sales has decreased, the overall gross profit increased by $248,000 or 97.6% from 2008. This increase is attributed directly to the increase in product sales volume.

Operating expenses were $725,000 for the three months ended March 31, 2009 as compared to $818,000 for the three months ended March 31, 2008, a decrease of approximately $93,000. This decrease can be attributed to various factors.

Employee compensation for three months ended March 31, 2009 was $277,000 a decrease of $194,000 from $471,000 for the three months ended March 31, 2008. This decrease was the result of a decrease in the amount of compensation expense recognized from stock options issued in 2007 and 2008 for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

For the three months ended March 31, 2009 the Sales and Marketing Expenses were $60,000 an increase of $26,000 or 76.4% over the $34,000 expensed for the three months ended March 31, 2008. This reflects the increased sales and marketing efforts being made to promote our new product lines and investment for future continued revenue growth.

Depreciation and Amortization Expenses were $53,000 for the three months ended March 31, 2009, an increase of $19,000 or 55.9% over the $34,000 expensed for the three months ended March 31, 2008. This represents the depreciation and amortization of the cost of investing in the new moulds for the power tools and Eco-i-Lite programs and investment in new packaging design and molds. This represents another investment for possible future revenue growth.

Other Income (Expense): Interest Expenses for the three months ended March 31, 2009 was $77,000, an increase of $53,000 or 221% over $24,000 expensed for the three months ended March 31, 2008. This expense increase was the direct result of the new bank line of credit and additional funding required to finance the increased order activity overseas.

Net Income (Loss): The Loss for the three months ended March 31, 2009 was $299,000 against a loss of $588,000 for the three months ended March 31, 2008, a decreased loss of $289,000. The loss decreased because of the increase of revenues and decrease in operating expenses.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation:   Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from Chinese Manufacturers to gradually increase costs. We generally have been able to reduce cost increases by strong negotiating or re-engineering products, but we may have to increase the price of our products in fiscal year 2009 in response to such inflationary pressures.  Since we operate in industries where the consumers tend to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2009.

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

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending March 31, 2009.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our managers monitor our receivables regularly and our Direct Import Programs are typically supported by a customers’ Letter of Credit which is a guaranteed form of payment.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 and concluded that the disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1, 31.2 and 31.3 to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2008, for a more complete understanding of the matters covered by such certifications.

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

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Second Circuit Court of Appeals, Case #07-1701-CV, April 2007; Lower Court Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003): On April 16, 2009, the U.S. Court of Appeals for the Second Circuit in New York City vacated the trial court’s dismissal of the plaintiffs’ amended complaint in Celeste Trust et al. v. CBQ, Inc. (former name of CHDT Corporation) (Docket #07-1701-cv), decided April 16, 2009) on the grounds that a prior settlement agreement with a third party and the plaintiffs applied to the action against CBQ, Inc. and the amended complaint was barred by the doctrine of res judicata. The case has been remanded to the U.S. District Court for the Southern District of New York, the original trial court, for further proceedings. As of the date of this Form 10-Q Report, the CHDT Corporation intends to defend against this complaint in any further proceedings in the U.S. District Court for the Southern District of New York.. The foregoing summary is qualified in its entirety by the full text of the Second Circuit Court’s opinion as set forth as Exhibit 99.1 to our Form 8-K Report, dated April 16, 2009 and filed with the Commission on April 23, 2009.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2009, the Company issued 2,100,000 shares of restricted common stock for consulting expenses of $21,000.

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
^ Filed Herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 13th day of May 2009.

CHDT CORPORATION

Dated:   May 13, 2009

/s/ Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer and President

/s/ Laurie Holtz Laurie Holtz Principal Financial and Accounting Officer	Chief Financial Officer

/s/ Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Operating Officer