Form 10-Q
period 2009-06-30
CHDT CORP
filed 2009-08-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 30, 2009, there were 560,041,646 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
Assets:

Current Assets:
Cash	$87,536	$156,371
Accounts receivable - net	784,426	2,399,859
Inventory	470,898	387,749
Prepaid expense	462,933	83,846

Total Current Assets	1,805,793	3,027,825

Fixed Assets:
Computer equipment & software	62,848	60,648
Machinery and equipment	430,452	408,429
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(285,901)	(219,894)

Total Fixed Assets	213,064	254,848

Other Non-current Assets:
Product development costs - net	74,351	103,700
Goodwill	1,936,020	1,936,020
Deposits	15,000	15,000

Total Other Non-current Assets	2,025,371	2,054,720

Total Assets	$4,044,228	$5,337,393

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	June 30,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$596,083	$1,824,295
Note payable - Sterling Bank	182,362	722,547
Note payable - Examsoft	1,034,312	-
Notes and loans payable to related parties - current maturities	1,188,134	1,185,407

Total Current Liabilities	3,000,891	3,732,249

Total Liabilities	3,000,891	3,732,249

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued -0- at June 30, 2009
and 60 shares at December 31, 2008	-	1
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued 2,108,813 at June 30, 2009
and December 31, 2008	210,882	210,882
Common Stock, par value $.0001 per share
Authorized 600,000,000 shares,
Issued 560,041,646 shares at June 30, 2009
and 557,941,646 shares at December 31, 2008	56,004	55,794
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	5,698,762	5,585,702
Accumulated deficit	(4,881,870)	(4,206,794)

Total Stockholders' Equity	1,043,337	1,605,144

Total Liabilities and Stockholders’ Equity	$4,044,228	$5,337,393

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$845,448	$694,596	$2,543,375	$1,268,776
Cost of Sales	(585,103)	(495,275)	(1,780,857)	(815,711)
Gross Profit	260,345	199,321	762,518	453,065

Operating Expenses:
Sales and marketing	16,498	35,980	76,728	70,410
Compensation	304,773	349,769	581,882	820,975
Professional fees	25,513	46,182	61,379	80,516
Consulting	-	25,200	56,927	53,330
Other general and administrative	235,227	254,308	530,104	504,174
Total Operating Expenses	582,011	711,439	1,307,020	1,529,405

Net Operating Income (Loss)	(321,666)	(512,118)	(544,502)	(1,076,340)

Other Income (Expense):
Debt forgiveness	-	-	-	-
Miscellaneous income	-	-	57	-
Interest expense	(53,920)	(40,128)	(130,631)	(64,503)
Interest income	-	174	-	783
Total Other Income (Expense)	(53,920)	(39,954)	(130,574)	(63,720)

Net Income (Loss)	$(375,586)	$(552,072)	$(675,076)	$(1,140,060)

Income (Loss) per Common Share	$-	$-	$-	$-

Weighted Average Shares Outstanding	560,041,646	557,941,646	559,514,022	561,757,861

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(675,076)	$(1,140,060)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for accrued expenses	-	40,000
Stock issued for expenses	21,000	2,500
Depreciation and amortization	111,491	67,287
Compensation expense from stock options	92,270	327,597
(Increase) decrease in accounts receivable	1,615,433	528,029
(Increase) decrease in inventory	(83,149)	(52,825)
(Increase) decrease in prepaid expenses	(379,087)	(11,146)
(Increase) decrease in deposits	-	(1,793)
(Increase) decrease in other assets	(16,137)	(57,254)
Increase (decrease) in accounts payable and accrued expenses	(1,228,212)	151,154
Increase (decrease) in due to/from related parties	-	-
Increase (decrease) in accrued interest on notes payable	27,040	(1,435)
Increase (decrease) in deposits from customers	-	3,002
Net cash provided by (used in) operating activities	(514,427)	(144,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(24,223)	(80,846)
Net cash provided by (used in) investing activities	(24,223)	(80,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	-	-
Proceeds from notes payable	1,010,000	359,014
Repayments of notes payable	(540,185)	-
Proceeds from notes and loans payable to related parties	-	325,000
Repayments of notes and loans payable to related parties	-	(572,000)
Net cash provided by financing activities	469,815	112,014

Net (Decrease) Increase in Cash and Cash Equivalents	(68,835)	(113,776)
Cash and Cash Equivalents at Beginning of Period	156,371	257,802
Cash and Cash Equivalents at End of Period	$87,536	$144,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$103,591	$57,110
Franchise and income taxes	$-	$-

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

The unaudited financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

On December 1, 2003, CHDT issued 97 million shares common stock to acquire 100% of the outstanding common stock of Souvenir Direct, Inc. in a reverse acquisition. At that time, a new reporting entity was created. Souvenir Direct, Inc. is considered the reporting entity for financial reporting purposes. Also on December 1, 2003, an additional 414,628,300 shares of common stock were issued to the previous owners of the Company.

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

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in four primary business segments: Lighting Products, Power Tools, Automotive Accessories and Computer peripherals. The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party  manufacturing companies.

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

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  The allowance for bad debt is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the receivables.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of June 30, 2009, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $470,898 and $387,749 at June 30, 2009 and December 31, 2008, respectively.

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

Depreciation expense was $66,008 and $44,315 for the six months ended June 30, 2009 and 2008, respectively.

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

An intangible asset (excluding goodwill) with a definite useful life is amortized; an intangible asset with an indefinite useful life is not amortized until its useful life is determined to be no longer indefinite. The remaining useful lives of intangible assets not being amortized are evaluated at least annually to determine whether events and circumstances continue to support an indefinite useful life. If and when an intangible asset is determined to no longer have an indefinite useful life, the asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangibles that are subject to amortization.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the six months ended June 30, 2009 and 2008 are not presented as it would be anti-dilutive.  At June 30, 2009 and 2008, the total number of potentially dilutive common stock equivalents was 224,565,627 and 197,165,627, respectively.

Principles of Consolidation

The consolidated financial statements for the six months ended June 30, 2009 and the year ended December 31, 2008 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Black Box Innovations, L.L.C. (formerly “Overseas Building Supply, LLC” and formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

The results of operations attributable to Capstone are included in the consolidated results of operations beginning on September 13, 2006, the date on which the Company’s interest in Capstone was acquired.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at June 30, 2009 and December 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses. Advertising and promotion expense was $76,728 and $70,410 for the six months ended June 30, 2009 and 2008, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $28,896 for the six months ended June 30, 2009.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options. On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the six months ended June 30, 2009, the Company recognized compensation expense of $78,278 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.   During 2008, 1,000,000 of the above options were cancelled prior to vesting.  For the year ended December 31, 2008, the Company recognized compensation expense of $25,131 related to these options.  For the six months ended June 30, 2009, the Company recognized compensation expense of $5,434 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For the year ended December 31, 2008, the Company recognized compensation expense of $7,978 related to these options.  For the six months ended June 30, 2009, the Company recognized compensation expense of $3,324 related to these options.

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

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.  For the six months ended June 30, 2009, the Company recognized compensation expense of $1,300 related to these options.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the six months ended June 30, 2009, the Company recognized compensation expense of $3,932 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the six months ended June 30, 2009 included $21,000 for consulting fees.  Stock-based compensation expense for the six months ended June 30, 2008 included $2,500 for consulting fees.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of June 30, 2009, the Company had no cash in excess of FDIC limits.

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

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Director

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal was payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At June 30, 2009 and December 31, 2008, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  The note was due on January 11, 2009 and carries an interest rate of 8% per annum.  At June 30, 2009 and December 31, 2008, the total amount payable on this note was $250,000 and $254,932, respectively.

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

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for $200,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum and are due within six months.  At June 30, 2009, the total amount due on these notes was $200,000.  At December 31, 2008, the total amount due on these notes was $201,358, including interest of $1,358.

Capstone Industries – Loans Payable to Director

On June 15, 2007, Capstone Industries executed a $72,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and was due on February 15, 2008.  During the quarter ended September 30, 2007, the Company paid accrued interest of $240.  At December 31, 2007, the total amount payable on this loan was $74,904, including interest of $2,904.  In January 2008, the Company repaid this note payable.

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $106,838, including interest of $3,838.  In December 2008, the Company borrowed an additional $75,000 from this director.  At June 30, 2009, the total amount payable on this loan was $192,109, including interest of $14,109.  At December 31, 2008, the total amount payable on this loan was $188,023, including interest of $10,023.

Capstone Industries – Loans Payable to Officer

On September 7, 2007, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum and was due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $102,521, including interest of $2,520.  In January 2008, this note was repaid.

During the quarter ended December 31, 2007, Capstone Industries executed two promissory notes payable totaling $400,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum and were due on January 31, 2008.  At December 31, 2007, the total amount payable on this loan was $404,043, including interest of $4,043.  In January 2008, the Company paid $250,000 towards this note payable.  On May 9, 2008, the Company paid principal of $150,000 and interest of $6,443 to pay off the remainder of this note.

On March 11, 2008, Capstone Industries executed a $100,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum and was due on June 30, 2008.  On August 5, 2008, the Company paid principal of $100,000 and interest of $3,222 to pay off this note.

 On June 24, 2008, Capstone Industries executed a $25,000 promissory note payable to an officer of the Company.  The note carries an interest rate of 8% per annum and was due September 24, 2008.  On August 5, 2008, the Company paid principal of $25,000 and interest of $230 to pay off this note.

Based on the above, the total amount payable to officers and directors as of June 30, 2009 and December 31, 2008 was $1,188,134 and $1,185,407, respectively, including accrued interest of $20,426 and $20,861, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:
Year Ended December 31,
2009	$1,188,134
2010	-
2011	-
2012	-
2013	-
Total future maturities	$1,188,134

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTE PAYABLE – STERLING BANK

On May 1, 2008, Capstone secured a conventional $2,000,000 asset based loan agreement from Sterling National Bank, located in New York City whereby Capstone received a credit line to fund working capital needs.  The loan provides funding for an amount up to 85% of eligible Capstone accounts receivable and 50% of eligible Capstone inventory.  The interest rate of the loan is the Wall Street Journal prime rate plus one and one-half percent per annum.  CHDT and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Loan. At June 30, 2009 and December 31, 2008, there was $182,362 and $722,547 due on this loan, respectively.

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

NOTE 5 – PURCHASE ORDER ASSIGNMENT-FUNDING AGREEMENT

On February 27, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $441,100.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than July 15, 2009.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At June 30, 2009, the total amount due on this loan was $459,080, including interest of $19,080.  This loan was paid in full in July 2009.

On May 22, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $843,847.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than February 28, 2010.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At June 30, 2009, the total amount due on this loan was $313,911, including interest of $3,911.

On June 18, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $548,615.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than February 28, 2010.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At June 30, 2009, the total amount due on this loan was $160,631, including interest of $631.

On June 16, 2009, Capstone Industries, Inc. received a $100,000 loan from Examsoft Worldwide.  The loan is due July 16, 2009 and carries an interest rate of 1.5% simple interest per month.  At June 30, 2009, the total amount due on this loan was $100,690, including accrued interest of $690.  This loan was paid in full in July 2009.

NOTE 6 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,250 per month.

Rental expense under these leases was approximately $31,112 and $32,777 for the six months ended June 30, 2009 and 2008, respectively.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  The term of the contract begins February 5, 2008 and ends on February 5, 2011.

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

License Agreement

On April 12, 2007, the Company entered into a trademark and licensing agreement with The Armor All/STP Products Company (“AASTP”).  As part of the agreement, the Company is required to pay AASTP royalties either at fixed periodic amounts or 7% of product sales.  The Company is required to make guaranteed minimum royalty payments during 2009 and 2010 as follows:  $85,000 payable in 2009; $165,000 payable in 2010.  Future guaranteed minimum royalty payments are as follows:

Guaranteed Minimum
Year	Royalty Payments
2009	$85,000
2010	$165,000
$250,000

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2008 and 2007 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, December 31, 2007	135,450,000	$0.028
Granted	5,500,000	0.028
Exercised	-	-
Forfeited/expired	76,516,667	0.028

Outstanding, December 31, 2008	64,433,333	0.028
Granted	-	-
Exercised	-	-
Forfeited/expired	-	-

Outstanding, June 30, 2009	64,433,333	$0.028	8.64	$-

Vested/exercisable at December 31, 2008	43,102,777	$0.028	8.68	$-

Vested/exercisable at June 30, 2009	47,927,777	$0.028	8.68	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	6	$.020	250,000
$.029	54,983,333	9	$.029	41,499,999
$.029	3,000,000	10	$.029	3,000,000
$.029	700,000	11	$.029	350,000
$.029	1,000,000	9	$.029	1,000,000
$.029	150,000	9	$.029	150,000
$.029	2,000,000	1	$.029	2,000,000
$.027	1,500,000	1	$.027	1,500,000
$.029	850,000	10	$.029	425,000

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

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

Potential Litigation

Cyberquest, Inc.

As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations during the 2000-2001 period. The Company has investigated these claims and has not been able to date to fully substantiate any of the claims to date and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock.  The Company has not received any further claims or communications since mid-2006.

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

NOTE 13 - INTANGIBLE ASSETS

At December 31, 2008, the Company had capitalized $168,890 related to packaging artwork and design costs related to the Company’s AASTP products and Lighting products as intangible assets. These costs are being amortized over their useful life, which the Company has determined to be two years.  During 2008, the Company recorded $65,199 of amortization expense related to these assets.  For the six months ended June 30, 2009, the Company capitalized an additional $16,137 related to packaging artwork and design costs and recognized amortization expense of $45,483 during the six months.  At June 30, 2009 and December 31, 2008, the net amount of the intangible asset was $74,351 and $103,700, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On July 9, 2009, the Company authorized and issued 1,000 shares of Series C Preferred Stock in exchange for $700,000.  The 1,000 shares of Series C Stock is convertible into 67,979,725 common shares.  The par value of the Series C Preferred shares is $1.00.  As part of the sale of the Series C Preferred Shares, the Company also authorized new Series B-1 Preferred Stock.  The 2,108,813 outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares, while cancelling 779,813 of the outstanding Series B Preferred Shares, leaving 1,329,000 shares of the new Series B-1 Preferred Shares outstanding.  The Series B-1 Preferred shares are convertible into common shares, at a rate of 66.66 shares of common stock for each share of series “B-1” convertible preferred stock.  The par value of the new Series B-1 Preferred shares is $0.0001.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008; and (ii) financial liquidity and capital resources.

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

As a result of the economic downturn and its adverse effect on the Hardware and Automotive Aftermarket retail channels, as of the date of this Report, we do not believe that we have a long enough history in promoting the STP®-branded products to determine if this product line will be successful or sustainable.

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

Results of Operations: For the six months ended June 30, 2009, the Company had a net loss from continuing operations of approximately $675,000. For the six months ended June 30, 2008 the Company had a net loss from operations of $1,140,000. That is a net loss decrease of $465,000 or 41 % over 2008 results.

Total Net Revenues: For the six months ended June 30, 2009 and 2008, the Company had total sales of approximately $2,543,000 and $1,269,000 respectively, for an increase of $1,274,000 which represents a 100% increase over 2008 results. All of the revenue was generated by Capstone. This increase was due to placement of the Eco-i-Lite, the Company’s  multi functional power failure light, the launch of the Company’s new Pathway Lights booklight program and continued sales of our STPtools program.

Cost of Sales: For the six months ended June 30, 2009 and 2008, we had cost of sales of approximately $1,781,000 and $816,000, respectively. This cost represents 70.0% and 64.3% respectively of total Revenue. As a percentage of Total Revenue costs have increased. This is a direct result of the expanded mix of products now being sold

Gross Profit: For the six months ended June 30, 2009, gross profit was $763,000, an increase by approximately $310,000 or 68.4% from the six months ended June 30, 2008.  For the six months ended June 30, 2008, gross profit was $453,000.  Gross profit as a percentage of sales was 30.0% for the six months ended June 30, 2009 as compared to 35.7% for the six months ended June 30, 2008.  This gross profit decrease is a direct result of two factors.

1.
With our expanded product lines the Gross Profit is now a blended percentage.  Each product category provides a different Gross Profit percentage. In 2008 the gross profit primarily reflected the sale of booklights.

2.
Our larger customers are now buying on a direct import basis. The gross margin percentages are lower in this selling scenario but the Company’s expenses are also reduced as the customer is responsible for related expenses such as freight, duties and handling costs.

Even though the blended gross profit percentage to sales has decreased as compared to 2008, the blended percentage for the 6 month of 2009 has remained steady at 30%. The overall gross profit increased by $310,000 or 68.4% from 2008. This increase is attributed directly to the increase in product sales volume.

Operating expenses were $1,307,000 for the six months ended June 30, 2009 as compared to $1,529,000 for the six months ended June 30, 2008, a decrease of approximately $222,000. This decrease can be attributed to various factors.

Employee compensation for six months ended June 30, 2009 was $582,000 a decrease of $239,000 from $821,000 for the six months ended June 30, 2008. This decrease was the result of a decrease in the amount of compensation expense recognized from stock options issued in 2007 and 2008 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

For the six months ended June 30, 2009 the Sales and Marketing Expenses were $77,000 an increase of $7,000 or 10.0% over the $70,000 expensed for the six months ended June 30, 2008. This reflects the increased sales and marketing efforts being made to promote our new product lines and investment for future continued revenue growth.

Depreciation and Amortization Expenses were $111,000 for the six months ended June 30, 2009, an increase of $43,000 or 63.2% over the $68,000 expensed for the six months ended June 30, 2008. This represents the depreciation and amortization of the cost of investing in the moulds for the Power Tools,  Eco-i-Lite and  new Pathway Light Booklight programs and investment in new packaging design and molds. This represents another investment for possible future revenue growth.

Other Income (Expense): Interest Expenses for the six months ended June 30, 2009 was $131,000, an increase of $66,000 or 102% over $65,000 expensed for the six months ended June 30, 2008. This expense increase was the direct result of the new bank line of credit and additional funding required to finance the increased order activity overseas.

Net Income (Loss): The Loss for the six months ended June 30, 2009 was $675,000 against a loss of $1,140,000 for the six months ended June 30, 2008, a decreased loss of $465,000 or 41%. The loss decreased because of the increase of revenues and decrease in operating expenses.

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

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending June 30, 2009.

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

CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC. (Second Circuit Court of Appeals, Case #07-1701-CV, April 2007; Lower Court Case# 03 Civ. 9650 RMB; US District Court, SDNY, 12/4/2003)(“Celeste case”): On April 16, 2009, the U.S. Court of Appeals for the Second Circuit in New York City vacated the trial court’s dismissal of the plaintiffs’ amended complaint in Celeste Trust et al. v. CBQ, Inc. (former name of CHDT Corporation) (Docket #07-1701-cv), decided April 16, 2009) on the grounds that a prior settlement agreement with a third party and the plaintiffs applied to the action against CBQ, Inc. and the amended complaint was barred by the doctrine of res judicata. The case has been remanded to the U.S. District Court for the Southern District of New York, the original trial court, for further proceedings. As of the date of this Form 10-Q Report, the CHDT Corporation intends to defend against this complaint in any further proceedings in the U.S. District Court for the Southern District of New York.. The foregoing summary is qualified in its entirety by the full text of the Second Circuit Court’s opinion as set forth as Exhibit 99.1 to our Form 8-K Report, dated April 16, 2009 and filed with the Commission on April 23, 2009.

The plaintiffs and Company have been engaged in settlement discussions in July and August 2009 as part of the pre-trial process.  A settlement conference with the presiding trial court judge is scheduled for the second week of September 2009.  There has been no settlement agreement to date between the parties to this lawsuit and a settlement agreement may not be reached in this case.  Failing a settlement in the case, the case is scheduled for trial in October 2009.   As of the date of this Report on Form 10-Q, the Company intends to actively defend itself in any trial in this case.

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

Howard Ullman, a director and former officer of the Company, signed an indemnification agreement with the Company whereby Mr. Ullman would indemnify, subject to certain conditions, the Company for certain potential liabilities that may arise from the Celeste case.  The indemnification agreement is attached to this report as Exhibit 2.1.1.2.  The Celeste case concerns events that occurred prior to the start of service of the current executive management with the Company.  The current management has sought the payment of legal fees and indemnification from certain former officers of the Company.  To date, legal fees in the Celeste case have been mostly paid by one or more of those former officers.  The payment of such legal fees or any indemnification arrangement by former officers of the Company does not contain or constitute an admission of liability or an admission of the validity of any adverse claims in the Celeste case.

Potential Litigation

Cyberquest, Inc.

As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 period. The Company has investigated these claims and has not been able to date to fully substantiate any of the claims to date and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock.  The Company has not received any further claims or communications since mid-2006.   Since the Company has no record of the claimants as preferred stock shareholders, the Company is taking the position that they are no shareholders of record and the alleged redeemable preferred stock is not issued and outstanding.

Other Legal Matters. To the best of our knowledge, none of our directors, officers or owners of record of more than five percent (5%) of the  securities of the Company,  or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

We are not currently a party to any other legal  proceedings not disclosed above that we believe will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

During the six months ended June 30, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2009, the Company issued 2,100,000 shares of restricted common stock for consulting expenses of $21,000.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits
EXHIBIT #	DESCRIPTION OF EXHIBIT

2.1	Purchase Agreement, dated January 27, 2006, by and among CHDT Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among CHDT Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
2.1.1.2	Stock Purchase Agreement, dated 9 July 2009, by and between CHDT Corporation and Involve, LLC †
2.1.1.3	Indemnification Agreement, dated June 6th, 2009, by Howard Ullman and CHDT Corporation ^
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amendment to the Articles of Incorporation of CHDT Corp. **
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.1	Voting Agreement, dated January 27, 2006, by and among CHDT Corp., William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement dated January 27, 2006, by and between William Dato, CHDT Corporation and Complete Power Solutions, LLC. +
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.++++++
10.7	2008 Employment Agreement by Stewart Wallach and CHDT Corp.++++++
10.8	CHDT Corp. ++++++
10.9	2008 Employment Agreement by Howard Ullman and CHDT Corp.++++++
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation++++++
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
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
†     Incorporated by reference to Exhibit 10.1 to the Form 8-K, dated 9 July 2009, and filed with the Commission on 14 July 2009, File # 000-28831.
^ Filed Herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of August 2009.

CHDT CORPORATION

Dated:   August 14, 2009

/s/ Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer and President

/s/ Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer