Form 10-Q
period 2009-09-30
CHDT CORP
filed 2009-11-16
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2009, there were 560,041,646 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets:

Current Assets:
Cash	$855,632	$156,371
Accounts receivable - net	2,291,711	2,399,859
Inventory	518,953	387,749
Prepaid expense	231,808	83,846

Total Current Assets	3,898,104	3,027,825

Fixed Assets:
Computer equipment & software	62,848	60,648
Machinery and equipment	448,565	408,429
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(321,980)	(219,894)

Total Fixed Assets	195,098	254,848

Other Non-current Assets:
Product development costs - net	63,208	103,700
Goodwill	1,936,020	1,936,020
Deposits	15,000	15,000

Total Other Non-current Assets	2,014,228	2,054,720

Total Assets	$6,107,430	$5,337,393

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	September 30,	December 31,
	2009	2008
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$526,897	$1,824,295
Note payable - Sterling Bank	1,744,066	722,547
Note payable - Examsoft	821,205	-
Notes and loans payable to related parties - current maturities	1,194,698	1,185,407

Total Current Liabilities	4,286,866	3,732,249

Total Liabilities	4,286,866	3,732,249

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares, issued -0- shares
at September 30, 2009 and 60 shares at December 31, 2008	-	1
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares, issued -0- shares
at September 30, 2009 and 2,108,813 at December 31, 2008
Preferred Stock, Series B-1, par value $.0001 per share	-	210,882
Authorized 2,108,813 shares, issued 1,329,000 shares
at September 30, 2009 and -0- at December 31, 2008	133	-
Preferred Stock, Series C, par value $1.00 per share
Authorized 1,000 shares, issued 1,000 shares
at September 30, 2009 and -0- at December 31, 2008	1,000	-
Common Stock, par value $.0001 per share
Authorized 850,000,000 shares,
Issued 560,041,646 shares at September 30, 2009
and 557,941,646 shares at December 31, 2008	56,006	55,794
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	6,684,601	5,585,702
Accumulated deficit	(4,880,735)	(4,206,794)

Total Stockholders' Equity	1,820,564	1,605,144

Total Liabilities and Stockholders’ Equity	$6,107,430	$5,337,393

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$2,424,686	$3,021,926	$4,968,061	$4,290,702
Cost of Sales	(1,697,072)	(2,068,727)	(3,477,929)	(2,884,438)
Gross Profit	727,614	953,199	1,490,132	1,406,264

Operating Expenses:
Sales and marketing	36,556	9,333	113,284	79,743
Compensation	292,232	378,946	874,114	1,199,921
Professional fees	33,967	37,051	95,346	117,567
Consulting	49,700	22,600	106,627	75,930
Other general and administrative	246,476	357,886	776,580	862,060
Total Operating Expenses	658,931	805,816	1,965,951	2,335,221

Net Operating Income (Loss)	68,683	147,383	(475,819)	(928,957)

Other Income (Expense):
Debt forgiveness	-	-	-	-
Miscellaneous income	-	-	57	-
Interest expense	(67,548)	(84,196)	(198,179)	(148,699)
Interest income	-	394	-	1,177
Total Other Income (Expense)	(67,548)	(83,802)	(198,122)	(147,522)

Net Income (Loss)	$1,135	$63,581	$(673,941)	$(1,076,479)

Income (Loss) per Common Share	$-	$-	$-	$-

Weighted Average Shares Outstanding	560,041,646	557,941,646	559,691,830	560,476,479

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(673,941)	$(1,076,479)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for accrued expenses	-	40,000
Stock issued for expenses	21,000	2,500
Depreciation and amortization	172,873	119,168
Compensation expense from stock options	168,360	433,892
(Increase) decrease in accounts receivable	108,148	(980,173)
(Increase) decrease in inventory	(131,204)	(362,659)
(Increase) decrease in prepaid expenses	(147,962)	(8,940)
(Increase) decrease in deposits	-	(1,793)
(Increase) decrease in other assets	(30,292)	(88,504)
Increase (decrease) in accounts payable and accrued expenses	(1,297,398)	1,730,994
Increase (decrease) in due to/from related parties	-	-
Increase (decrease) in accrued interest on notes payable	28,495	6,669
Increase (decrease) in deposits from customers	-	-
Net cash provided by (used in) operating activities	(1,781,921)	(185,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,336)	(140,153)
Net cash provided by (used in) investing activities	(42,336)	(140,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock	700,000	-
Proceeds from notes payable	1,823,518	439,830
Repayments of notes payable	-	-
Proceeds from notes and loans payable to related parties	-	575,000
Repayments of notes and loans payable to related parties	-	(697,000)
Net cash provided by financing activities	2,523,518	317,830

Net (Decrease) Increase in Cash and Cash Equivalents	699,261	(7,648)
Cash and Cash Equivalents at Beginning of Period	156,371	257,802
Cash and Cash Equivalents at End of Period	$855,632	$250,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$169,683	$142,031
Franchise and income taxes	$-	$-

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

The unaudited financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

As of September 30, 2009, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $518,953 and $387,749 at September 30, 2009 and December 31, 2008, respectively.

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

Depreciation expense was $102,088 and $76,004 for the nine months ended September 30, 2009 and 2008, respectively.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the nine months ended September 30, 2009 and 2008 are not presented as it would be anti-dilutive.  At September 30, 2009 and 2008, the total number of potentially dilutive common stock equivalents was 246,562,717 and 197,165,627, respectively.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2009 and the year ended December 31, 2008 include the accounts of the parent entity and its wholly-owned subsidiaries Souvenir Direct, Inc., Black Box Innovations, L.L.C. (formerly “Overseas Building Supply, LLC” and formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

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

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at September 30, 2009 and December 31, 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses. Advertising and promotion expense was $113,284 and $79,743 for the nine months ended September 30, 2009 and 2008, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $48,884 for the nine months ended September 30, 2009.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options. On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the nine months ended September 30, 2009, the Company recognized compensation expense of $117,418 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.   During 2008, 1,000,000 of the above options were cancelled prior to vesting.  For the year ended December 31, 2008, the Company recognized compensation expense of $25,131 related to these options.  For the nine months ended September 30, 2009, the Company recognized compensation expense of $8,151 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For the year ended December 31, 2008, the Company recognized compensation expense of $7,978 related to these options.  For the nine months ended September 30, 2009, the Company recognized compensation expense of $4,986 related to these options.

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

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.  For the nine months ended September 30, 2009, the Company recognized compensation expense of $1,952 related to these options.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the nine months ended September 30, 2009, the Company recognized compensation expense of $5,898 related to these options.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company.  The options vest in one year.  For the nine months ended September 30, 2009, the Company recognized compensation expense of $29,955 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the nine months ended September 30, 2009 included $21,000 for consulting fees.  Stock-based compensation expense for the nine months ended September 30, 2008 included $2,500 for consulting fees.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of September 30, 2009, the Company had cash in excess of FDIC limits of $250,099 with Bank of America and $45,743 with Sterling National Bank.

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

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Director

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal was payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At September 30, 2009 and December 31, 2008, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  The note was due on January 11, 2009 and carries an interest rate of 8% per annum.  At September 30, 2009 and December 31, 2008, the total amount payable on this note was $250,000 and $254,932, respectively.

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

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for $200,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum and are due within six months.  At September 30, 2009, the total amount due on these notes was $200,000.  At December 31, 2008, the total amount due on these notes was $201,358, including interest of $1,358.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and is due on December 31, 2007.  At December 31, 2007, the total amount payable on this loan was $106,838, including interest of $3,838.  In December 2008, the Company borrowed an additional $75,000 from this director.  At September 30, 2009, the total amount payable on this loan was $198,674, including interest of $20,674.  At December 31, 2008, the total amount payable on this loan was $188,023, including interest of $10,023.

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

Based on the above, the total amount payable to officers and directors as of September 30, 2009 and December 31, 2008 was $1,194,698 and $1,185,407, respectively, including accrued interest of $20,674 and $20,861, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2009	$1,194,698
2010	-
2011	-
2012	-
2013	-
Total future maturities	$1,194,698

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTE PAYABLE – STERLING BANK

On May 1, 2008, Capstone secured a conventional $2,000,000 asset based loan agreement from Sterling National Bank, located in New York City whereby Capstone received a credit line to fund working capital needs.  The loan provides funding for an amount up to 85% of eligible Capstone accounts receivable and 50% of eligible Capstone inventory.  The interest rate of the loan is the Wall Street Journal prime rate plus one and one-half percent per annum.  CHDT and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Loan. At September 30, 2009 and December 31, 2008, there was $1,744,066 and $722,547 due on this loan, respectively.

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

On May 22, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $843,847.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than February 28, 2010.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At September 30, 2009, the total amount due on this loan was $551,885, including interest of $9,885.

On June 18, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $548,615.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than February 28, 2010.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At September 30, 2009, the total amount due on this loan was $269,320, including interest of $9,320.

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

Rental expense under these leases was approximately $45,668 and $49,415 for the nine months ended September 30, 2009 and 2008, respectively.

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

On July 9, 2009, the 2,108,813 outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares, while canceling 779,813 of the outstanding Series B Preferred Shares, leaving 1,329,000 shares of the new Series B-1 Preferred Shares outstanding.  The Series B-1 Preferred Shares are convertible into common shares, at a rate of 66.66 shares of common stock for each share of series “B-1” convertible preferred stock.  The par value of the new Series B-1 Preferred Shares is $0.0001.

Series “C” Preferred Stock

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

The following table sets forth the Company’s stock options outstanding as of September 30, 2009, December 31, 2008 and 2007 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, December 31, 2007	135,450,000	$0.028
Granted	5,500,000	0.028
Exercised	-	-
Forfeited/expired	76,516,667	0.028

Outstanding, December 31, 2008	64,433,333	0.028
Granted	-	-
Exercised	-	-		-
Forfeited/expired	-	-

Outstanding, September 30, 2009	64,433,333	$0.028	8.64	$-

Vested/exercisable at December 31, 2008	43,102,777	$0.028	8.68	$-

Vested/exercisable at September 30, 2009	56,916,667	$0.028	8.68	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	6	$.020	250,000
$.029	54,983,333	9	$.029	48,241,667
$.029	3,000,000	10	$.029	3,000,000
$.029	700,000	11	$.029	350,000
$.029	1,000,000	9	$.029	1,000,000
$.029	150,000	9	$.029	150,000
$.029	2,000,000	1	$.029	2,000,000
$.027	1,500,000	1	$.027	1,500,000
$.029	850,000	10	$.029	425,000
$.029	4,500,000	2	$.029	-

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

NOTE 11 – CONTINGENCIES

ESQUIRE TRADE & FINANCE INC. & INVESTOR, LLC v. (Case Number 03 CIV. 9650 (SC), decided November 5, 2009) (formerly styled “CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC., Case Number 03 CIV. 9650 RMB) (“Celeste case”).   On November 5, 2009, the U.S. District Court for the Southern District of New York (“Court”) issued a Memorandum Decision denying all of the Plaintiffs’ claims and denying recovery by the Plaintiffs under their amended complaint.  The Company learned of this decision on November 6, 2009.  The Plaintiffs have 30 days from the date of this decision to appeal.  The Company does not know if the Plaintiffs intend to appeal.  The Company believes that the November 5, 2009 decision by the Court is well reasoned in terms of stating the legal basis for denial of all Plaintiffs’ claims.  The Company intends to contest any appeal by the Plaintiffs, if any.  The Memorandum Decision of the Court is filed as Exhibit 99.1 to the Form 8-K, dated November 6, 2009, as filed with the Commission on November 9, 2009.

Howard Ullman, a current director and former officer of the Company, signed an indemnification agreement with the Company on June 3, 2009, whereby Mr. Ullman would indemnify, subject to certain conditions, the Company, its subsidiaries, and their respective successors, officers, directors, other members of management, employees, shareholders, agents and attorneys for all claims that may arise from the Celeste case.  The indemnification agreement is attached as Exhibit 2.1.1.3 to the Company’s Form 10-Q for the quarter ending June 30, 2009 and filed with the Commission on 14 August 2009, File # 000-28831.

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

Should the Plaintiffs win on appeal from the November 5, 2009 memorandum decision and then obtain a judgment on their claims in a subsequent trial or otherwise, the Company would enforce its rights under the aforesaid indemnification agreement. If such judgment, if any, is not paid or substantially paid by Mr. Ullman and the Company did not or could not appeal such a judgment, then under such circumstances the Company would be unable to pay the cash portion of the damages and would be absent a suitable settlement of the cash claims, possibly insolvent without an emergency infusion of capital from investors. As of the date of this Report, the Company does not know if the Plaintiffs intend to appeal to the denial of their claims under the amended complaint and denial of any recovery thereunder.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONTINGENCIES (continued)

Potential Litigation

Cyberquest, Inc.

As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 period. The Company has investigated these claims and has not been able to date to fully substantiate any of the ownership claims to date to the preferred stock in question and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock. The Company did not maintain preferred stock ownership records with a stock transfer agent at the time in question and has to rely on available internal records in this matter. The Company has not received any further claims or communications since mid-2006.   Since the Company has no record of the claimants as preferred stock shareholders, the Company is taking the position that they are no shareholders of record and the alleged redeemable preferred stock is not issued and outstanding.

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

NOTE 13 - INTANGIBLE ASSETS

At December 31, 2008, the Company had capitalized $168,890 related to packaging artwork and design costs related to the Company’s AASTP products and Lighting products as intangible assets. These costs are being amortized over their useful life, which the Company has determined to be two years.  During 2008, the Company recorded $65,199 of amortization expense related to these assets.  For the nine months ended September 30, 2009, the Company capitalized an additional $30,302 related to packaging artwork and design costs and recognized amortization expense of $70,785 during the nine months.  At September 30, 2009 and December 31, 2008, the net amount of the intangible asset was $63,208 and $103,700, respectively.

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

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, except as required by law, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008; and (ii) financial liquidity and capital resources.

We are a developer and manufacturer of niche consumer products selling to primarily distributors and retailers in the United States. Our Capstone subsidiary currently operates in five primary business segments: Reading Lights, Task Lights, Power Failure Lighting, Power Tools, Automotive Accessories and Computer Peripherals.

Our growth strategy has four main elements:

1.	Introduce our new product lines to more departments at existing retail distribution channels; and
2.	Continue to expand retail distribution and move into new distribution channels; and
3.	Release new innovative products in order to expand existing categories; and
4.	Through acquiring businesses that have innovative products that would compliment our existing marketing strategies or allow the company to diversify into other markets.

Capstone Lighting products specialize in low cost, innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, flashlights and also offers “Private Label” programs to major retailers.  “Private Label” is the manufacture of products by a company and those products are sold under the name or trade name of the manufacturer’s retailers, distributors or bulk buyers.  In March 2009 at the International Hardware Show, Capstone launched a new and expanded line of booklights and multi-tasklights under the name PathwayLights™.

In 2008 Capstone also launched the Eco-i-Lite ™ Power Failure Lights. In March 2009 the company launched additional Eco-i –Lite™ products and many in new trendy colors. The Eco-i-Lite™ products have been developed in association with the engineers from the STP® tools business unit.

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

As a result of the continued economic downturn and its adverse effect on the Hardware and Automotive Aftermarket retail channels, as of the date of this Report, we do not believe that we have a long enough history in promoting the STP®-branded products to determine if this product line will be successful or sustainable.

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

Starting in 2007, we have sought to avoid the problems of the past by recruiting an experienced management and sales team for the stated purpose to develop and expand a consumer products business and we have endeavored to raise funds for planned business development efforts.  These steps have resulted in losses on a quarter-by-quarter basis for fiscal year 2008 and  2009, except the 3rd quarter 2008 and the 3rd quarter  2009 which we had  profits, but we believe that this investment in corporate infrastructure is necessary to lay the foundation for future success and business and product development.  While we are not certain that our current strategy and business line will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability.

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

The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business.  In fiscal year 2008 and through 2009 to date, we had to continue our historical reliance on raising working capital for operations and business and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates. We   were able to obtain a conventional asset based bank loan to help support Capstone operations and working capital needs, however we may have to continue to raise working capital for CHDT working capital and for Capstone business and product development (as well as mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already significant number of outstanding shares of Common Stock, dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.

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

We intend to address the above problems in public and market maker support for our Common Stock by: (1) establishing  revenue growth  in consecutive fiscal quarters in our current consumer product business line in order to demonstrate that current management has a sound business line and business strategy; (2) upon establishing a record of profitability, members of management and agents will solicit support from institutional investors, asset managers, market makers and others to provide long-term investors in the Common Stock and stability in the public market for the Common Stock; (3) seek investment banker assistance in developing a strategic plan, including an acquisition plan, to dramatically grow CHDT, in our core business line or in other emerging market opportunities.  We can make no assurances that we shall succeed in this effort.

We intend to remain focused on niche consumer products that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. We intend to develop new products by internal efforts as well as acquire new products by mergers and acquisitions.

Results of Operations: For the nine months ended September 30, 2009, the Company had a net loss from continuing operations of approximately $674,000. For the nine months ended September 30, 2008 the Company had a net loss from operations of $1,076,000. That is a net loss decrease of $402,000 or 37% over 2008 results.

Total Net Revenues: For the nine months ended September 30, 2009 and 2008, the Company had total sales of approximately $4,968,000 and $4,291,000 respectively, for an increase of $677,000 which represents a 16% increase over 2008 results. All of the revenue was generated by Capstone. This increase was due to placement of the Eco-i-Lite™ program, the Company’s multi functional power failure lights, the launch of the Company’s new Pathway Lights™ booklight program and limited sales of our STPtools® program.

Cost of Sales: For the nine months ended September 30, 2009 and 2008, we had cost of sales of approximately $3,478,000 and $2,884,000, respectively. This cost represents 70.0% and 67.2% respectively of total Revenue. As a percentage of Total Revenue costs have increased. This is a direct result of the expanded mix of products now being sold and the cost variation depending on the product sold.

Gross Profit: For the nine months ended September 30, 2009, gross profit was $1,490,000, an increase by approximately $84,000 or 6% from the nine months ended September 30, 2008.For the nine months ended September 30, 2008, gross profit was $1,406,000.  Gross profit as a percentage of sales was 30.0% for the nine months ended September 30, 2009 as compared to 32.8% for the nine months ended September 30, 2008.  This gross profit percentage decrease is a direct result of two factors.

1.
With our expanded product lines the Gross Profit is now a blended percentage.  Each product category provides a different Gross Profit percentage. In 2008 the gross profit primarily reflected the sale of booklights, which provided a steady margin.

2.
Our larger customers are now buying on a direct import basis. The gross margin percentages are lower in this selling scenario but the Company’s expenses are also reduced as the customer is responsible for related expenses such as freight, duties and handling costs.

Even though the blended gross profit percentage to sales has decreased as compared to 2008, the blended percentage for the 9 months of 2009 has remained steady at 30%.The overall gross profit increased by $84,000 or 6% from 2008. This increase is attributed directly to the increase in product sales volume.

Operating expenses were $1,966,000 for the nine months ended September 30, 2009 as compared to $2,335,000 for the nine months ended September 30, 2008, a decrease of approximately $369,000 or 15.8%. This decrease can be attributed to various factors.

Employee compensation for nine months ended September 30, 2009 was $874,000 a decrease of $326,000 from $1,200,000 for the nine months ended September 30, 2008. This decrease was the result of a reduction in the amount of compensation expense recognized from stock options issued in 2007 and 2008 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

For the nine months ended September 30, 2009 the Sales and Marketing Expenses were $113,000 an increase of $33,000 or 41.3% over the $80,000 expensed for the nine months ended September 30, 2008. This reflects the increased sales and marketing efforts being made to promote our new product lines and investment for future continued revenue growth.

Depreciation and Amortization Expenses were $173,000 for the nine months ended September 30, 2009; an increase of $97,000 or 127.6% over the $76,000 expensed for the nine months ended September 30, 2008. This represents the depreciation and amortization of the cost of investing in the moulds for the Power Tools, Eco-i-Lite™ and new Pathway Light Booklight programs and investment in new packaging design and molds. This represents another investment for possible future revenue growth.

Other Income (Expense): Interest Expenses for the nine months ended September 30, 2009 was $198,000, an increase of $49,000 or 32.9% over $149,000 expensed for the nine months ended September 30, 2008. This expense increase was the direct result of the new bank line of credit and additional funding required to finance the order activity overseas.

Net Income (Loss): The Loss for the nine months ended September 30, 2009 was $674,000 against a loss of $1,076,000 for the nine months ended September 30, 2008, a decreased loss of $402,000 or 37%. This substantial loss decrease was the result of the increase of revenues and a significant decrease in operating expenses.

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

China has been under ongoing international pressure to value its currency in a manner that would increase the value of Chinese currency in respect of otherworld currencies and thereby increase the cost of Chinese goods in the world market.  Such a revaluation of Chinese currency could adversely impact business by increasing costs to consumers, but this cost impact would also affect our competitors with products produced in China.  China adopted a 2% revaluation of its currency in 2005 and the U.S. Dollar declined slightly in response to this revaluation.  While under international pressure to value the Chinese currency in a manner that more realistically reflects the strength and value of the Chinese currency, China may continue to keep Chinese currency at a level that some regard as below its perceived, true value.

Currency.  The U.S. dollar is the currency used in all of our commercial transactions and our property and business is conducted in North America. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending September 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded that the disclosure controls and procedures were effective.

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

ESQUIRE TRADE & FINANCE INC. & INVESTOR, LLC v. (Case Number 03 CIV. 9650 (SC), decided November 5, 2009) (formerly styled “CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC., Case Number 03 CIV. 9650 RMB) (“Celeste case”).   On November 5, 2009, the U.S. District Court for the Southern District of New York (“Court”) issued a Memorandum Decision denying all of the Plaintiffs’ claims and denying recovery by the Plaintiffs under their amended complaint.  The Company learned of this decision on November 6, 2009.  The Plaintiffs have 30 days from the date of this decision to appeal.  The Company does not know if the Plaintiffs intend to appeal.  The Company believes that the November 5, 2009 decision by the Court is well reasoned in terms of stating the legal basis for denial of all Plaintiffs’ claims.  The Company intends to contest any appeal by the Plaintiffs, if any.  The Memorandum Decision of the Court is filed as Exhibit 99.1 to the Form 8-K, dated November 6, 2009, as filed with the Commission on November 9, 2009.

Howard Ullman, a current director and former officer of the Company, signed an indemnification agreement with the Company on June 3, 2009, whereby Mr. Ullman would indemnify, subject to certain conditions, the Company, its subsidiaries, and their respective successors, officers, directors, other members of management, employees, shareholders, agents and attorneys for all claims that may arise from the Celeste case.  The indemnification agreement is attached as Exhibit 2.1.1.3 to the Company’s Form 10-Q for the quarter ending June 30, 2009 and filed with the Commission on 14 August 2009, File # 000-28831.

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

Should the Plaintiffs win on appeal from the November 5, 2009 memorandum decision and then obtain a judgment on their claims in a subsequent trial or otherwise, the Company would enforce its rights under the aforesaid indemnification agreement. If such judgment, if any, is not paid or substantially paid by Mr. Ullman and the Company did not or could not appeal such a judgment, then under such circumstances the Company would be unable to pay the cash portion of the damages and would be absent a suitable settlement of the cash claims, possibly insolvent without an emergency infusion of capital from investors. As of the date of this Report, the Company does not know if the Plaintiffs intend to appeal to the denial of their claims under the amended complaint and denial of any recovery thereunder.

Potential Litigation

Cyberquest, Inc.

As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 period. The Company has investigated these claims and has not been able to date to fully substantiate any of the ownership claims to date to the preferred stock in question and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock. The Company did not maintain preferred stock ownership records with a stock transfer agent at the time in question and has to rely on available internal records in this matter. The Company has not received any further claims or communications since mid-2006.   Since the Company has no record of the claimants as preferred stock shareholders, the Company is taking the position that they are no shareholders of record and the alleged redeemable preferred stock is not issued and outstanding.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2009, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2009, the Company issued 2,100,000 shares of restricted common stock for consulting expenses of $21,000.

In July 2009, the Company issued 1,000 shares of Class C Preferred Stock for $700,000 in a private placement made under Rule 506 of Regulation D to a single “accredited investor.”

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits
EXHIBIT #	DESCRIPTION OF EXHIBIT

2.1	Purchase Agreement, dated January 27, 2006, by and among CHDT Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among CHDT Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
2.1.1.2	Stock Purchase Agreement, dated 9 July 2009, by and between CHDT Corporation and Involve, LLC †
2.1.1.3	Indemnification Agreement, dated June 6th, 2009, by Howard Ullman and CHDT Corporation ΩΩ
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amendment to the Articles of Incorporation of CHDT Corp. **
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.1	Voting Agreement, dated January 27, 2006, by and among CHDT Corp., William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement dated January 27, 2006, by and between William Dato, CHDT Corporation and Complete Power Solutions, LLC. +
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.++++++
10.7	2008 Employment Agreement by Stewart Wallach and CHDT Corp.++++++
10.8	CHDT Corp. ++++++
10.9	2008 Employment Agreement by Howard Ullman and CHDT Corp.++++++
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation++++++
10.12	Memorandum Decision in Esquire Trade & Finance Inc. & Investor, LLC v. CBQ, Inc., Case # 03 CIV. 9650 (SC), S.D.N.Y., 11/05/2009) Ω
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^

32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
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
†     Incorporated by reference to Exhibit 10.1 to the Form 8-K, dated 9 July 2009, and filed with the Commission on 14 July 2009, File # 000-28831.
Ω   Incorporated by reference to Exhibit 99.1 to the Form 8-K, dated November 6, 2009, as filed with the Commission on 9 November 2009.
ΩΩ  Incorporated by reference to Exhibit 2.1.1.3 to the Form 10-Q for the quarter ending June 30, 2009, as filed with the Commission on 14 August 2009.
Note: All Exchange Act reports referenced above and filed by the Company has a Commission file number of #000-28813.
^  Filed herein.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 16th day of November 2009.

CHDT CORPORATION

Dated:   November 16, 2009

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer