Form 10-K/A
period 2008-12-31
CHDT CORP
filed 2010-01-21
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NUMBER ONE TO THE
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

Number of shares outstanding of the Registrant’s Common Stock, as of March 27, 2009, is 560,041,646

EXPLANATORY STATEMENT

This Amendment Number One to the Form 10-K for the fiscal year ended December 31, 2008 is being filed in response to certain comments from the staff of the Securities and Exchange Commission or "SEC." Specifically, the auditor’s report for the Form 10-K Report mistakenly referenced another auditing firm that performed some audit work in 2006. This Amendment Number One to the Form 10-K report for the fiscal year ended December 31, 2008 is being filed for the sole purpose of correcting that auditor’s report and any other affected portions of said auditor's report. Because the auditor's report is being amended, this Amendment Number One also contains the financial statements and footnotes thereto as set forth in the original filing of this report.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment Number One to the Form 10-K for the fiscal year ended December 31, 2008. This Amendment Number One does not reflect events occurring after the filing of the original filing or modify or update the original filing in any way other than to correct the items described above. Accordingly, this Amendment Number One should be read in conjunction with our reports on file with the SEC subsequent to the original filing, including any amendments to those filings.

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 15th day of January 2010.

CHDT CORPORATION

Dated:   January 15, 2010

By

/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this amended report of Form 10-K has been signed below by the following persons on behalf of CHDT Corporation and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
January 15, 2010

/s/ Laurie Holtz
Laurie Holtz
Principal Financial and Accounting Officer
Director and Chief Financial Officer
January 15, 2010

/s/ Gerry McClinton
Gerry McClinton
Principal Operations Executive
Chief Operating Officer and Director
January 15, 2010

/s/ Howard Ullman
Howard Ullman
Chairman of the Board of Directors
January 15, 2010

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
January 15, 2010

/s/ Jeffrey Postal
Jeffrey Postal
Director
January 15, 2010

/s/ Larry Sloven
Larry Sloven
Director
January 15, 2010

2

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CHDT Corporation and Subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

_/S/ ROBISON, HILL & CO_
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