Form 10-K
period 2009-12-31
CHDT CORP
filed 2010-03-30
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as March 30, 2010 was approximately $2,458,501.

Number of shares outstanding of the Registrant’s Common Stock, as of March 30, 2010, is 648,632,786

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant’s Definitive Information Statement under Regulation 14C to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2009, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS
This Report on Form 10-K contains statements that constitute   "forward-looking statements” as defined under the Private Securities Litigation Reform Act 1995, as amended.  Those statements  appear in a number of places in this Report and include,  without limitation,  statements  regarding the intent,  belief and  current  expectations of the Company, its directors or its officers with respect to the  Company's  policies  regarding  investments,  dispositions,  financings, conflicts of interest and other  matters;  and trends  affecting  the  Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ  materially  from those in the  forward-looking statement as a result of various factors – some factors being beyond the Company’s control. The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such   differences.   With respect  to  any  such forward-looking   statement   that  includes  a  statement  of  its  underlying assumptions  or  bases,  the  Company  cautions  that,  while it  believes  such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases  almost  always vary from  actual  results,  and the  differences between  assumed facts or bases and actual results can be significant or “material”  depending on the circumstances.  When, in any forward-looking statement, the Company, or its management,  expresses  an  expectation  or belief as to  future  results,  that expectation  or belief is  expressed  in good  faith and is  believed  to have a reasonable  basis, but there can be no assurance that the stated  expectation or belief will result or be achieved  or  accomplished.  Further, the Company is a "penny stock" and a micro-cap company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report on Form 10-K are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events,  new  information  or  circumstances  occurring  after the date hereof.

DEFINITIONS:

As used in this Report on Form 10-K, the following terms have the stated meaning or meanings:

(1) “Black Box Innovations, L.C.” or “BBIL” is a wholly owned subsidiary of CHDT Corporation.

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

(5) References to "'33 Act" or "Securities Act" means the Securities Act of 1933, as amended.

(6) References to "'34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.

(7) “SEC” or “Commission” means the U.S. Securities and Exchange Commission.

PART I

Item 1.   The Company Overview.  We are a public holding company organized under the laws of the State of Florida and engaged in the business of producing and selling certain consumer products, which are manufactured in China by contract manufacturers,  through our two wholly owned operating subsidiaries; (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired by us in a cash and stock transaction on September 13, 2006 (“Capstone”) and (b) Black Box Innovations, L.L.C., a Florida limited liability company (“BBIL”) formerly known as “Overseas Building Supply, L.C.” and organized by certain members of CHDT management and the Company on February 20, 2004. In April 2008, we changed the name of Overseas Building Supply, L.C., which had no significant business operations at that time, to “Black Box Innovations, L.L.C.” as part of our launch of new computer memory products to be marketed and sold by BBIL.  BBIL is operated as a division of Capstone and Capstone personnel provide the labor and services necessary to operate BBIL This allows BBIL to utilize Capstone’s existing relationships with retailers  as well as reducing operational startup costs by sharing expenses such as labor costs, office space rental and Products Liability and General Insurance. Once BBIL products generate sufficient revenues and sales volume that can support operations, BBIL will begin running as an independent subsidiary with its own personnel.
Publicly Traded Securities:  Our Common Stock, $0.0001 par value, is quoted on the Over-the-Counter Bulletin Board under the Symbol “CHDO.OB” (“Common Stock”).  No other securities of the Company are publicly traded.

Business and Product Lines:  Capstone produces through contract manufacturers in China:  (1) Portable booklights, specialty flashlights, multi-task lights and an EReader E-Lite (2) Eco-i-Lite power failure lights (3)C-Lite wireless motion sensor light (4) Light Ringers™ lamps (5) BBIL computer peripheral accessories (6) STP®-branded power tools and automotive accessories.

Company History:  The Company history is set forth after “Employees” below in this Part 1, Item 1 of this Form 10-K.

Current Products.   Capstone is engaged in the business of producing the following consumer products, which are, unless indicated otherwise, manufactured for and under the trade name of “Capstone” by contract manufacturers in China, distributed by us and sold through regional and national retailers and distributors in the United States:

 (1) Portable Book Lights, Task Lights and EReader E-lite:  In March 2009 the Company launched an expanded new line of booklights and multi-task lights, under the name PATHWAY LIGHTS. This program included the following named products: Mini Taskbright, Multi Taskbright, Poser Taskbright, PawprintTaskbright, Compact 1 Brightbook, Compact 2 Brightbook, Britespot 2 Brightbook, Britespot 3 Brightbook, and Multipose Brightbook. These products were offered in various trendy colors. The line was further expanded with the launch of the E-Reader Light, Diva Compact Booklight, the Retro Taskbright and the Minipose Taskbright at the International Housewares Show in March 2010. These LED booklights are small, lightweight and portable and attach to reading materials and illuminate the area of text. They are powered by batteries.  The new EReader E-lite has been specifically designed to provide lighting for the new trendy E-Reader products. The Diva Compact booklight has been designed for consumers that require multi functions. Shaped as a compact case, it is a booklight but also has a mirror.

(2) In 2009 the Company also launched The Eco-i-Lite and Mini Eco-i-lite Power Failure Lights. Both use induction charge technology and function as a power failure light, hand held flashlight, and night lite. Each product uses an encased lithium ion battery that when fully charged provides 7 + hours of battery life and LED light bulbs that last 100,000 hours. In March 2010 at the International Housewares Show, the Company expanded the line with the launch of the Midi Eco-i-Light and the Pawprint Line in Full size, Midi and Mini, specifically developed for the dog walking consumers.

(3). In March 2010 at the International Housewares Show the Company also launched its new C-Lite Wireless Motion Sensor light. This is offered in a 12 LED full size and a 6 LED Mini Size and is powered by AA batteries. These lights provide lighting for dark areas without having to install electrical wiring. The bulb housing rotates 360 degrees to allow for light to be directed where needed. Both versions have a Motion Sensor Circuitry that activates the lights when movement is detected within 13 feet of the C-Lite. Both versions have a Hi and Lo light brightness setting to conserve the batteries. The full size also has a period selector (60 seconds, 90 seconds or 120 seconds) which presets the time period that a light should turn off after the last motion has been detected. Both come with a unique slide and snap bracket that allows for the product to be installed on a wall.

(4) In March 2010 the Company officially launched its new line of Light Ringers Lamps. This offer includes the 12 LED Battery Operated Lamp, 12 LED Rechargeable Lamp, 12 LED Solar Lamp and 12 LED AC Lamp also the 20 LED Rechargeable Lamp, 20 LED AC Lamp, 20 LED Metal Lamp and 20 LED Utility Lamp. These products are all offered in trendy colors and unique packaging.

(5) BBI launched its initial products in the second half of fiscal year 2008.  with (1) Personal Pocket Safe® – a portable computer flash memory device that provides pre-formatted fields for easy entry of all personal important records, documents and images and (2) Secret Diary® is a portable computer memory device that works on PC computer systems using as a personal diary --- providing pre-teens and teens with absolute privacy while allowing for complete creativity. The line was expanded in late 2009 with the introduction of  (3) SafeMouse ™.  A mouse that can backup computer files automatically in real time and keep the files securely protected by the same encryption software as the other products. (4)Secure Flash Drive™ was also launched which  is a secured storage flash drive.  All of these devices use Datalock™ Pin Protection, Military –grade 256 bit AES Hardware Encryption and Epoxy Coatings that destroys contents upon forced entry.

These products were renamed under the “CLASSIFIED” brand and officially relaunched in March 2010  at the International Hardware Show.

Personal Pocket Safe® has the following features: click- Icons identify all of your personal vital categories; enter- preformatted fields allow easy entry of all records and also attach documents, photos, and other images; and view- Quickly view your information on any standard Windows based PC computer system (Vista/XP operating systems), any time, any place. No software installation is required for PC computer systems using Vista or XP by MicroSoft; and exit- The encrypted data auto-saves to your Personal Pocket Safe®. When you’re done, no trace of the software or your data is left behind on the PC computer system.

Secret Diary® has the following features:  Secure - Personalized PIN-code and non-removable memory chip foils break-in attempts; Safe -  Hack-resistant with encryption software; Invisible --“Traceless” in that data entry leaves nothing on the host PC computer; Helpful - PIN replacement assistance and optional registration for Never-Lost, a backup subscription that retains your diary entries in case of loss or theft.

SAFEMOUSE™ has the following features:  A mouse that can back up files automatically in real time and keeps the data secured.  - Personalized PIN-code and non-removable memory chip foils break-in attempts; Safe - Hack-resistant with encryption software; Invisible --“Traceless” in that data entry leaves nothing on the host PC computer; Helpful - PIN replacement assistance and optional registration for Never-Lost, a backup subscription that retains your diary entries in case of loss or theft.

SECURE FLASH DRIVE™ has the following features:  Secure - Personalized PIN-code and non-removable memory chip foils break-in attempts; Safe -  Hack-resistant with encryption software; Invisible --“Traceless” in that data entry leaves nothing on the host PC computer; Useful for storing storage files, videos and pictures. Simple to use just add a pin number.

(6)       STP®-Branded Power Tools and Automotive Accessories:  Under an April 2007 licensing agreement with Clorox Company, we have the right to use the trade name STP® on a line of power tools and automotive accessories made for Capstone by Chinese manufacturers and sold by Capstone though its distribution channels in the United States. STP® is a registered trademark of The Armor All/STP Products Company, which is owned by Clorox Company.  Our licensing rights to the STP® trademark require periodic licensing payments to Clorox Company and achievement of certain milestones in sales.  Clorox Company is a Delaware corporation and an SEC reporting company.

A selection of these STP ®-branded products, which are designed for home use and are not contractor-grade tools, are: Screw drivers, power drills, inverters, spot-lights and automotive accessories.      STP®-Branded Power Tools and Automotive Accessories sales have not met expectations. Due to current economic conditions and disappointing sales, we do not intend to market this product line beyond 2010.

Distribution of Products:  Capstone distributes its products through existing national and regional distributors and retailers in the United States, including,   office-supply chains, book store chains, warehouse clubs, supermarket chains, drug chains, department stores, catalog houses, online retailers and book clubs.   Our largest distribution channels are: Target Stores, Wal-Mart,  Meijer Stores,  Staples,  Barnes & Noble book stores, Fred Meyer-Kroger Stores, Costco Wholesale, Sams Club, BJ’s Wholesale  Club, Cost –U –Less,  Container Store ,  and  Smart Home Inc.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  When we launch new products, our sales team will introduce the new line to the applicable departments within our existing customer base.

Capstone personnel market and sell BBI products and do so in the same manner as they market and sell Capstone products.

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

In March 2009 at the International Housewares Show, we successfully launched the Pathway Lights booklight program and the Eco-i-Light power failure light program.

In March 2010 at the International Houseware show we launched the new product line C-Lite Wireless Motion Sensor Light, the Light Ringers Lamps, expansion to our Pathway Lights program and an expansion to our BBIL program.

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

We hope to accomplish this goal by the following (which, although deemed advantages or strengths of the Company or effective means of marketing or selling, may not translate into success in sales and income):

-           Leveraging Chinese Manufacturing Relationships:  China has become a major manufacturing source for products sold in the U.S. because many of the Chinese manufacturers can quickly produce as well as engineer quality products meeting all design and product specifications, produce such products at an extremely competitive per unit cost (because of low labor rates and relatively modern manufacturing facilities) and timely direct ship those products to any place in the world.  Often, it is more economical and efficient to manufacture products in China and have them shipped to the United States than to have such products produced in North America. While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States. We also have very close business partnerships with two Hong Kong-based companies, who work with us to develop and prototype new product concepts and then interface with our Chinese factories to ensure products are Quality Control tested before and during production. These Hong Kong companies also provide extensive, product development, and quality control and logistics support to ensure on time shipments. We also have close relationships with the Certification Labs in Hong Kong such as STR Labs and Bureau Vitas Labs that provide full product testing and certification and factory and security auditing services.

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

Patents and Proprietary Rights:  Patents currently owned by Capstone include:

- Liqui-Light Flashlights.
 · Timely Reader Booklights with Timer and Auto Shut Off.

Trade Marks owned by Capstone include:

· Liqui-Lights
·Timelyreader
·Simply Comfort
·Personal Pocket Safe
·Secret Diary

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

Lastly, there can be no assurance that third-parties will not bring suit against us for patent infringement by a licensee or us, or to have our patents declared invalid.  We do not have insurance to cover such intellectual property lawsuits and such lawsuit can be extremely expensive to defend.

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

We face extensive competition from numerous competitors in the power tool and accessory product line in the United States.  Many of our competitors have significantly greater resources, far more years in selling this market segment and far greater market share than we do.  Companies like Black & Decker, Bosch, Mikita, Hitachi, TechTronic, Porter & Cable, Panasonic, Ryobi and CPO Milwaukee are significantly larger companies than we are and they have well-established and much larger market share than we do in the U.S. home use power tool industry.  Our ability to obtain any market share in the U.S. home use power tool market depended on the name recognition and consumer acceptance of our licensed STP®-brand name for our power tool line for home use.   We started to market and sell our STP®-branded power tool line in October 2007.  However after initial successes we have been impacted by the continued severe downturn in the retail market especially the automotive and hardware segments. After exhausting our efforts in this market it is evident that this category will remain severely depressed as a result of the recession and we do not plan to continue marketing this line beyond 2010.

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

Bank Loan. On May 1, 2008, Capstone entered into a $2 million principal-amount, asset-based loan agreement with Sterling National Bank of New York City whereby Capstone received a credit line to fund working capital needs (“Loan”).   The Loan provides funding for an amount up to 85% of eligible Capstone U.S. accounts receivable and 50% of eligible Capstone inventory. The interest rate of the Loan shall be the Wall Street Journal Prime Rate plus one and one-half percent (1.5%) per annum (adjusted automatically with changes in the Wall Street Journal Prime Rate).  Capstone management believes that this credit line and available cash flow will be adequate to fund most of Capstone’s ongoing working capital needs. CHDT and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Loan. The foregoing summary of the Loan is qualified in its entirety by reference to the documents evidencing the Loan, which are attached as exhibits 10.1 through 10.4 to the Form 8-K, dated May 1, 2008,  and filed with the SEC on May 8, 2008.  The maturity date for this loan was May 1, 2010. On February 19, 2010, Capstone entered a loan modification agreement which extended the loan for two years until May 1, 2012. The interest rate for the loan shall be the contract rate plus one and three quarter’s percent (1.75%)

Employees:  As of December 31, 2009, we had a total of 9 full-time employees, consisting of 4 officers employed by CHDT and five  persons employed by Capstone.  Capstone may add additional salespersons in 2010 to sell its consumer products and an additional logistics coordinator.  Capstone personnel also serve as BBIL personnel in bookkeeping, clerical, administrative, marketing and sales functions.

Company History:  The Company was incorporated under the name “Freedom Funding, Inc." in Delaware on September 18, 1986.  On January 18, 1989, the Company reincorporated from Delaware to Colorado. On November 18, 1989 the name of the Company was changed to "CBQ, Inc." On May 17, 2004, the Company changed its name from “CBQ, Inc.” to “China Direct Trading Corporation” and also reincorporated from Colorado to Florida by a statutory merger.

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

On September 15, 2006, we entered into a Stock Purchase Agreement with Capstone and Stewart Wallach, the sole shareholder, a director and a senior executive officer of Capstone. Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CHDT) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).   On July 9th, 2009 the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares. The series B-1 shares are convertible into common stock; at a rate of 66.66 of common shares for each share of series “B-1” In 2009 the Series B-1 shares were converted into common stock.  As of January 1, 2007, SDI merged its operations and marketing efforts under the Capstone umbrella in order to streamline operations and consolidate sales and marketing operations under one company.   On December 1, 2007 SDI’s operating assets were sold to an unaffiliated buyer.   SDI has been dissolved in 2009 under Florida law.

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
*          drop   in   consumer   demand for our products or changes in consumer buying habits;
*          increased competition from competitors, especially from competitors  with  substantially greater resources than us, especially targeted marketing by such competitors to eliminate us, as a small business competitor, from a specific product line or market;
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
*          change in distribution terms and conditions or approach by the third parties that distribute or sell our products;
*          any decline in brick-and-mortar retailers (our main distribution channel) and increase in web-based sales of products (where we do not have a significant presence);
    and
*          strength of foreign and domestic competition.

We have also had a history of successive operating subsidiaries or business lines failing and several resulting changes in management and business focus.  While we are optimistic about the abilities and business plan of current management, which has been in place since 2007, we have not yet achieved any record of sustained profitability.  We believe that only such a record of performance will allow any sustained increase in the market price of our Common Stock, which during the past five years has been consistently lower than two cents per share.  The Company reviews options to enhance shareholder value from time to time, including, without limitation, a change in business line or lines, and mergers and acquisitions.

(B)  CURRENT ECONOMIC CONDITIONS. Many economic and other factors outside of our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or uncertain economic outlook, could adversely affect consumer spending habits, and can result in lower levels of economic activity. The domestic and international political situation also affects consumer confidence. Any of these events or factors can curtail consumers spending, especially with respect to our more discretionary offers. During fiscal 2009, there was a significant deterioration of global markets and economic environment which negatively impacted consumer spending at retail. If these adverse trends in economic conditions continue to worsen or our efforts to counteract these trends are not sufficiently effective, our revenue would decline, negatively affecting our results of operations.

(C)   RELIANCE ON KEY PERSONNEL.  We rely on Stewart Wallach, Gerry McClinton,  and Howard Ullman for executive management, financial management and  strategic planning for the Company.  The loss of the services of any one those executives would adversely impact our business and financial prospects.  Neither CHDT nor Capstone has a key-man insurance policy or  similar  policy to fund the cost of  replacing  any of the aforesaid key personnel.  We lack internal cash resources to fund such replacement.

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

(D) MERGERS AND ACQUISITIONS.  We may seek from time to time to consummate mergers and acquisitions of companies as part of a strategy to grow or acquire new products, which mergers and acquisitions could have an adverse impact on our financial and business condition and prospects as a result of inability to manage growth or integrate or manage acquired operations.  We have historically tried to expand or grow our business through mergers and  acquisitions  with  small,  private companies  with existing  operations.  Except for Capstone,  those prior efforts have failed to establish a business or businesses with steady or growing revenues, or grow the  overall  revenues  or  business  of the  Company  for any extensive period.  Most of our acquired businesses failed and we closed or sold off.  The historically and current low market price of our Common Stock is a significant deterrent or hindrance to consummating mergers and acquisitions or do so on commercially reasonable terms and conditions.

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

(F) A FEW OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS HAVE VOTING CONTROL OVER CHDT.  A few members of management beneficially own approximately 52% of our outstanding Common Stock on a fully diluted basis. Howard Ullman,  the Chairman of the Board, beneficially  owns  approximately  15% of issued and  outstanding  shares of Common  Stock (excluding conversion of any preferred stock of CHDT or the exercise of options). Stewart Wallach,  the Chief Executive Officer, beneficially  owns  approximately  19% of issued and  outstanding  shares of Common  Stock (excluding conversion of any preferred stock of CHDT or the exercise of options).
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

If we have a shortfall in revenues without a corresponding reduction to its expenses, operating results may suffer.  If we do not have sufficient bank financing, we will be forced to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as  equity  credit  lines or PIPE  financing).  Such financing  would dilute the position of existing  shareholders  and put negative pressure  on the market  price of the  our  Common  Stock  while  possibly failing to provide  adequate and ongoing working capital for the Company and its operations.  While members of our management have provided personal loans to us to fund working capital in fiscal year 2009, we cannot be sure that such financing will be available in the future or in amounts that are adequate to meet our working capital needs. During 2008 Capstone   secured  a conventional $2,000,00 asset based loan from Sterling  National Bank in New York  to  help fund Capstone’s working capital needs. This original line matured on May 1, 2010.  On February 14, 2010 this line was renewed for a further 2 years until May 1, 2012.  This facility funds up to 85% of eligible Accounts Receivable and 50% of eligible on hand Inventory.  However the continued reliance on private placement of CHDT securities and insider loans or investments to fund CHDT working capital needs and Capstone product development may depress or limit the market price for our Common Stock.

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

(I) WE NEED TO REGULARLY INTRODUCE NEW PRODUCTS TO REMAIN COMPETITIVE.

We need to regularly introduce new products with enhanced features, styles and/or technology to remain competitive in our product lines.  We believe that we have done so to date in the lighting product line.  If we are unable to keep up with the trend in our primary product lines to introduce new products with enhanced or popular functions, styles and technologies, we may fail to compete in those product lines.

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

(C)   OUR COMMON STOCK’S MARKET PRICE MAY BE VOLATILE AND COULD FLUCTUATE WIDELY IN PRICE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS, OR FAIL TO MAINTAIN ANY APPRECIATION IN PRICE.       The market  price of our Common  Stock is likely to be highly  volatile and could  fluctuate  widely in price in  response to various  factors,  many of which are beyond our control, including:

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

(D) SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE. The market price of our Common Stock could decline as a result of sales of  substantial  amounts  of our  Common  Stock  in the  public  market,  or the perception that these sales could occur.  These factors could make it more difficult for us to raise funds  through  future  offerings  of Common Stock.  We continue to date to rely on private placement of our securities and insider-management loans to fund operations or business development efforts.  We already have over 648 million shares of Common Stock issued and outstanding.  This large float also depresses our Common Stock’s market price and discourages investor investment in our Common Stock.

With no primary market makers, our Common Stock tends to fall back to prior price levels whenever there is an increase in the stock price.  We believe this is the result of sell offs by investors seeking to attain any profit, no matter how slight, from the Common Stock.

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

Item 1B:   Unresolved SEC Staff Letters.  None for fiscal year ended December 31, 2009.

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

Item 2.  Properties.

Neither the Company nor its operating subsidiaries owns any real properties or facilities.  CHDT and Capstone share principal executive offices and operating facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442. Rent expense, included in general and administrative expenses, for the years ended December 31, 2009 and 2008 amounted to $52,684   and $51,809,, respectively.  The Company has no current plans to expand its facilities and believes that its current facilities will be adequate for fiscal year 2010.

Item 3. Legal Proceedings.

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best our knowledge, no such action by or against us has been threatened.  From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on our financial position, results of operations or status as a going concern.

ESQUIRE TRADE & FINANCE INC. & INVESTOR, LLC v.  CBQ, Inc. (former name of our company)(Case Number 03 CIV. 9650 (SC), decided November 5, 2009) (formerly styled “CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC., Case Number 03 CIV. 9650 RMB) (“Celeste case”).   The parties settled this case by mutual agreement on February 18, 2010.  A summary of the settlement is below. A stipulation withdrawing the plaintiffs’ appeal in the Celeste case was filed with and accepted by the court on March 8, 2010, which filing effectively ended the litigation in the Celeste case between the parties.  With the entry of the stipulation, there is no pending litigation in this matter.

The settlement and release provides a mutual, general release of all claims that plaintiffs and the Company may have against each other as the date of the release, including any causes of action or claims under the Celeste case and any related proceedings.  The settlement provides, in part, that: (1) the parties will seek a court order dismissing the Celeste case (which is the above referenced stipulation); (2) the parties will release each other from any and all claims and causes of action in or related to the Celeste case or the pending appeal to the U.S. Circuit Court for the Second Circuit;  (3) the plaintiffs will pay $100,000 towards the Company’s legal fees incurred in the Celeste case, which will go to legal counsel for the Company; (4) the Company will support the release of shares of Company Common Stock, $0.0001 par value per share, (“Common Stock”) owned of record by Networkland, Inc., a Virginia corporation, (“NET”) and Technet Computer Services, Inc., a Virginia corporation, (“TECH”) to the plaintiffs or their designees (each such block of Common Stock was sought by the plaintiffs in the Celeste case as part of their claims against the Company) (collectively, said shares of Common Stock held of record by NET and TECH being referred to as the “N&T Shares”));  (5) the issuance of 350,000 shares of Common Stock owned by Howard Ullman, a director of the Company, to the plaintiffs or their designees; and (6) the granting by Mr. Ullman of a five year option to purchase 20 million shares of Common Stock owned by Mr. Ullman to the plaintiffs or their designees, which option has an exercise price of $0.029 per share.  Under the settlement agreement and release, the Company will grant piggy-back registration rights to the option and underlying shares of Common Stock referenced in (6) above, which rights will be effective after June 1, 2010.  The Company will pay all registration fees and legal costs associated with any such registration, which are currently estimated to be approximately $5,000.

The settlement and release, which consists of a settlement agreement and release and option agreement by Mr. Ullman, was negotiated by Mr. Ullman on behalf of the Company with the plaintiffs. Mr. Ullman has provided case administration of the Celeste case for the Company in his capacity as a Company director.

The Company believes that the settlement and release is in the best interests of the Company and its public shareholders because (1) it will eliminate the possibility of an adverse ruling by the U.S. Court of Appeals for the Second Circuit on the plaintiffs’ appeal, which adverse ruling could potentially impose a significant liability on the Company; and (2) the continuation of the Celeste case may discourage potential investors and funding sources from assisting the Company in financing operations and business development as well as make it more difficult to pursue any possible future merger and acquisition transactions, and (3) it may have suppressed the market price of the Company Common Stock due to the potentially significant liability presented by the case to the Company.

The Company’s board of directors approved the general terms of the settlement and release on February 1, 2010, but approval and execution of all documents necessary to reaching a settlement and release was not achieved until the February 18, 2010 signing of the option granted by Mr. Ullman.  A copy of the settlement agreement and release and the option granted by Mr. Ullman are attached as Exhibit 99.1 and Exhibit 99.2, respectively, to the Form 8-K, dated February 19, 2010 and filed by the Company with the Commission on February 22, 2010).  The above summary of the settlement agreement and release and option are qualified in its entirety by reference to the proposed settlement agreement and release as attached as Exhibit 99.1 and the option attached as Exhibit 99.2 to the aforesaid Form 8-K report.

CPS (Complete Power Solutions, LLC): As part of the January 26, 2007,  Purchase and Settlement Agreement between CPS, Company and other parties, CPS issued of a promissory note to us in the principal amount of $225,560, bearing annual interest at 7% with interest-only payments commencing on July 1, 2007 and thereafter being paid quarterly on October 1st, January 1st, April 1st and July1st until the principal and all unpaid interest thereon shall become due and payable on the maturity date, being January 26, 2010, (the "2007 Promissory Note").  The 2007 Promissory Note provides that if principal and accrued interest thereon is not paid in full by the maturity date, then 2007 Promissory Note’s maturity date will be roll over for successive one-year periods until paid in full.  For any roll over period, the annual interest will be increased to 12%.

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

CPS have failed in their responsibility to pay interest and principal payments and laid out in both of the aforesaid notes and agreement. As a result we have been forced to take legal action to collect all outstanding amounts including full payment of principals.

On March 10th, 2008 we were granted a Final Summary judgment against CPS (Case # CACE07-19082 (25) 17th Judicial Court, Broward County, Florida) for the following amounts June note $238,748.90 and January note $262,990.88 for a total of $501,739.78. We actively pursued further legal action to collect this judgment but we have now determined that this judgment is uncollectible due the financial condition of the defendant.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year ended on December 31, 2009.

Item 4A.  Executive Officers of the Small Business Issuer

The executive officers, as of March 29, 2010, are as follows:

Stewart Wallach is the Chief Executive Officer and President of Company and Chief Executive Officer of Capstone.

Howard Ullman is the Chairman of the Board of Directors of the Company.

Gerry McClinton is the Chief Financial Officer and Chief Operating Officer of the Company and Capstone.

Reid Goldstein is the President of Capstone.

Jill Mohler is the Secretary of the Company.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of March 29, 2010, there were approximately 3300 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 648,632,786 outstanding shares of the Common Stock. We have not previously declared or paid any dividends on our Common Stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future. The following table shows the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board, by quarter, during each of our last two fiscal years ended December 31, 2009 and 2008. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from information provided from the OTC Bulletin Board, for the respective periods.

	2009		2008
	high	low	high	low

1st Quarter	.015	.008	.030	.020
2nd Quarter	.029	.011	.030	.020
3rd Quarter	.017	.010	.030	.020
4th Quarter	.015	.009	.020	.010

First Quarter 2010
(January 1, 2010 to March 19, 2010)
High	Low

.011	.0076

We changed our name and trading symbol on the OTC Bulletin Board in second fiscal quarter of 2007 from “China Direct Trading Corporation” and CHDT.OB” to “CHDT Corporation” and “CHDO.OB,” respectively We changed our name because we believed that the old name did not accurately reflect the current business and strategy of our company.
Dividend Policy

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last five years, and we presently have no intention of paying any cash dividends on shares of our Common Stock. We do not currently anticipate, based on existing financial performance, to be declaring or paying dividends on any series of our preferred stock in the foreseeable future.  Our current policy is to retain earnings, if any, to finance the expansion and development of our business. The future payment of dividends on shares of our Common Stock will be at the sole discretion of our board of directors, but we do not anticipate declaring or paying any dividends in the foreseeable future due to our need to fund business and product development.

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2009, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Item 6.  Management’s Discussion and Analysis of Operation

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. Management's discussion and analysis is divided into subsections entitled “Forward Looking Statements,” “Introduction,” “Results of Operations,” “Liquidity and Capital Resources,” “Critical Accounting Policies,” and “Risk Factors.” Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares with prior years.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended , as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.

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

Many economic and other factors outside of our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or uncertain economic outlook, could adversely affect consumer spending habits, and can result in lower levels of economic activity. The domestic and international political situation also affects consumer confidence. Any of these events or factors can curtail consumers spending, especially with respect to our more discretionary offers. During fiscal 2009, there was a significant deterioration of global markets and economic environment which negatively impacted consumer spending at retail. If these adverse trends in economic conditions continue to worsen or our efforts to counteract these trends are not sufficiently effective, our revenue would decline, negatively affecting our results of operations.

Consumer concerns about federal spending and federal debt may have also adversely affected consumer spending for our products to the extent such spending and debt creates concern about the future health of the U.S. economy and job market.

While the Company has seen a significant decline in our STP® Hardware and Automotive Line, however this reduction has been partially offset by increased sales in our Lighting Division products. We do not produce “essential” products for basic living requirements and the purchase of our products by consumers are entirely discretionary and prone to deferral by consumers.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for 2009 compared to 2008; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-K.

We are a developer and manufacturer of niche consumer products selling to distributors and retailers in the United States. Our subsidiary, Capstone currently operates in six primary business:  (1) Portable booklights, specialty flashlights,  multi-task lights and EReader E-Lites (2) Eco-i-Lite power failure lights, (3)C-Lite wireless motion sensor light (4) Light Ringers™ collection of desk lamps and utility lamps  (5) BBIL computer peripheral accessories (6) STP®-branded power tools and automotive accessories.

Our growth strategy has six main elements:

1. Introduce our new product lines to more departments at existing retail distribution channels; and
2. Continue to expand retail distribution and move into new distribution channels; and
3. Release new innovative products in order to expand existing categories; and
4. Through acquiring businesses that have innovative products that would complement our existing marketing strategies; provided, however, that we have not consummated any such acquisitions during the fiscal year and the low price of our Common Stock may discourage or prevent future acquisitions; and
5. Through acquiring businesses that would allow us to diversify into direct to consumer or commercial-industrial  channels; ; provided, however, that we have not consummated any such acquisitions during the fiscal year and the low price of our Common Stock may discourage or prevent future acquisitions; and
6 Seek to expand retail distribution into overseas distribution channels, particularly in South America and Western Europe.

Capstone Lighting products specialize in low cost, innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, flashlights and also offers “Private Label” programs to major retailers.   “Private Label” is the manufacture of products by a contract manufacturer and those products are sold under the name or trade name of the manufacturer’s customers, like retailers, distributors or bulk buyers.

Current Products.   Capstone is engaged in the business of producing the following consumer products, which are, unless indicated otherwise, manufactured for and under the trade name of “Capstone” by contract manufacturers in China, distributed by us and sold through regional and national retailers and distributors in the United States:

(1) Portable Book Lights, Task Lights and EReader E-lite:  In March 2009 the Company launched an expanded new line of booklights and multi-task lights, under the name PATHWAY LIGHTS. This program included the following named products: Mini Taskbright, Multi Taskbright, Poser Taskbright, PawprintTaskbright, Compact 1 Brightbook, Compact 2 Brightbook, Britespot 2 Brightbook, Britespot 3 Brightbook, Multipose Brightbook  These products were offered in various trendy colors. The line was further expanded with the launch of the E-Reader Light, Diva Compact Booklights, the Retro Taskbright and the Minipose Taskbright at the International Housewares Show in March 2010. These LED booklights are small, lightweight and portable and attach to reading materials and illuminate the area of text. They are powered by batteries.

The new EReader E-lite has been specifically designed to provide lighting for the new E-Reader products. The Diva Compact booklight has been designed for consumers that require multi functions. Shaped as a compact case, it is a booklight but also has a mirror.

(2) In 2009 the Company also launched The Eco-i-Lite and Mini Eco-i-lite Power Failure Lights. Both use induction charge technology and function as a power failure light, hand held flashlight, and night lite. Each product uses an encased lithium ion battery that when fully charged provides 8 + hours of battery life and LED light bulbs that last 100,000 hours. In March 2010 at the International Housewares Show, the Company expanded the line with the launch of the Midi Eco-i-Light and the Pawprint Line in Full size, Midi and Mini, specifically developed for the dog walking consumers.

(3). In March 2010 at the International Housewares Show, the Company also launched its new C-Lite Wireless Motion Sensor light. This is offered in a 12 LED full size and a 6 LED Mini Size and is powered by AA batteries. These lights provide lighting for dark areas without having to install electrical wiring. The bulb housing rotates 360 degrees to allow for light to be directed where needed. Both versions have a Motion Sensor Circuitry that activates the lights when movement is detected within 13 feet of the C-Lite. Both versions have a Hi and Lo light brightness setting to conserve the batteries. The full size also has a period selector (60 seconds, 90 seconds or 120 seconds) which presets the time period that a light should turn off after the last motion has been detected. Both come with a   slide and snap bracket that allows for the product to be installed on a wall.

(4) In March 2010 the Company officially launched its new line of Light Ringers Lamps. This offer includes the 12 LED Battery Operated Lamp, 12 LED Rechargeable Lamp, 12 LED Solar Lamp and 12 LED AC Lamp also the 20 LED Rechargeable Lamp, 20 LED AC Lamp, 20 LED Metal Lamp and 20 LED Utility Lamp. These products are all offered in trendy colors and unique packaging.

(5) BBI launched its initial products in the second half of fiscal year 2008.  with (1) Personal Pocket Safe® – a portable computer flash memory device that provides pre-formatted fields for easy entry of all personal important records, documents and images and (2) Secret Diary® is a portable computer memory device that works on PC computer systems using as a personal diary --- providing pre-teens and teens with absolute privacy while allowing for complete creativity.  The line was expanded in late 2009 with the introducing of (3) SafeMouse ™.  A mouse that can backup computer files automatically in real time and keep the files securely protected by the same encryption software as the other products. (4)Secure Flash Drive™ was also launched which is a secured storage flash drive.  All of these devices use Datalock™ Pin Protection, Military –grade 256 bit AES Hardware Encryption and Epoxy Coatings that destroys contents upon forced entry.  All of these products were renamed under the “CLASSIFIED” brand and officially relaunched in March 2010 at the International Hardware Show.

Personal Pocket Safe® has the following features: click- Icons identify all of your personal vital categories; enter- preformatted fields allow easy entry of all records and also attach documents, photos, and other images; and view- Quickly view your information on any standard Windows based PC computer system (Vista/XP MicroSoft operating systems), any time, any place. No software installation is required for PC computer systems using Vista or XP by MicroSoft. The encrypted data auto-saves to your Personal Pocket Safe®. When you’re done saving the data, no trace of the software or the data is left behind on the PC computer system.

Secret Diary® has the following features:  Secure - Personalized PIN-code and non-removable memory chip foils break-in attempts; Safe -  Hack-resistant with encryption software; Invisible --“Traceless” in that data entry leaves nothing on the host PC computer; Helpful - PIN replacement assistance and optional registration for Never-Lost, a backup subscription that retains your diary entries in case of loss or theft.

SAFEMOUSE™ has the following features:  A mouse that can back up files automatically in real time and keeps the data secured.  - Personalized PIN-code and non-removable memory chip foils break-in attempts; Safe - Hack-resistant with encryption software; Invisible --“Traceless” in that data entry leaves nothing on the host PC computer; Helpful - PIN replacement assistance and optional registration for Never-Lost, a backup subscription that retains your diary entries in case of loss or theft.

SECURE FLASH DRIVE™ has the following features:  Secure - Personalized PIN-code and non-removable memory chip foils break-in attempts; Safe -  Hack-resistant with encryption software; Invisible --“Traceless” in that data entry leaves nothing on the host PC computer; Useful for storing storage files, videos and pictures. Simple - you just add a pin number.

(6)       STP®-Branded Power Tools and Automotive Accessories:  Under an April 2007 licensing agreement with Clorox Company, we have the right to use the trade name STP® on a line of power tools and automotive accessories made for Capstone by Chinese manufacturers and sold by Capstone though its distribution channels in the United States. STP® is a registered trademark of The Armor All/STP Products Company, which is owned by Clorox Company.  Our licensing rights to the STP® trademark require periodic licensing payments to Clorox Company and achievement of certain milestones in sales.  Clorox Company is a Delaware corporation and an SEC reporting company.

A selection of these STP ®-branded products, which are designed for home use and are not contractor-grade tools, are: Screw drivers, power drills, inverters, spot-lights and automotive accessories.  However after initial successes we have been impacted by the continued severe downturn in the retail market especially in the automotive and hardware segments. After exhausting our efforts in this market it is evident that this category will remain severely depressed as a result of the recession and we do not plan to continue marketing this line beyond 2010.

As a small business manufacturer with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.  We face many national or regional brand-named competitors in all of our  product lines. However, we attempt to compete by leveraging the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more functions at what we deem to be a value price and supported.

Prior History.  Since the start of the 1990’s, the history of CHDT has been a series of failed operating subsidiaries engaged in various business lines.  With each failed business, we usually experienced a change in management and business focus.  We believe that these past failures were due to a combination of one or more of the following: (1) inadequate financing of operations; (2) absence of a readily available sources of affordable funding for operations and product and business exception; (3) absence of any or enough experienced managers or executives; (4) lack of adequate strategic and financial planning and accurate budgeting projections; (5) general economic conditions and downturns in industries that undermined many small businesses, especially in the value-added reseller of computer hardware and software developer and systems developer industries; (6) inability to raise money in the public markets due to poor financial track record of CHDT, resulting low stock market price  and lack of sufficient institutional investor and market maker support for CHDT Common Stock; (7) selection of business lines that CHDT was ill suited to compete in or acquire; (8) operating losses severely limiting the business  and financial options and resources of CHDT;  (9) frequent changes in management and business lines; (10) concurrently operating incompatible business lines that were ill-suited for a small business issuer; and (11) acquisitions that diverted resources from existing operations and ultimately failed and, as such, hindered CHDT’s efforts to attain profitability on a sustained basis.

Starting in late 2007, we have sought to avoid the problems of the past by recruiting an experienced management and sales team for the stated purpose to develop and expand a consumer products business and we have endeavored to raise funds for planned business development efforts.  These steps have resulted in  continued losses  for fiscal year 2009,  but we believe that this investment in corporate infrastructure is necessary to lay the foundation for possible future success and business and product development.  While we are not certain that our current strategy and business line will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability.

For the years ended December 31, 2009 and 2008, the Company’s revenues were derived from 4 sources: (i) the sale of our PATHWAY LIGHTS booklight products (Capstone and its booklight product line was acquired by CHDT in September 2006); (ii) sale of Eco-i-Lite Power Failure Lights, (iii) the sale of our CLASSIFIED secured computer peripherals; and (iv) sale of our STP® tools power drills and automotive accessories.

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses. Our efforts have also been severely hampered by the current economic recession and tight credit markets.

The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business or cause any appreciation in our Common Stock market price.  In fiscal year 2009, we had to continue our historical reliance on raising working capital for operations and business and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates. We   were able to obtain a conventional asset based bank loan  to help support Capstone operations and working capital needs, however, we may have to continue to raise working capital for  CHDT and for Capstone business and product development (as well as mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already huge number of outstanding shares of Common Stock, dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.

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

We intend to address the above problems in public and market maker support for our Common Stock by: (1) establishing  revenue growth   in our current consumer product business lines in order to demonstrate that current management has a sound business line and business strategy; (2) upon establishing a record of profitability, members of management and agents will solicit support from institutional investors, asset managers, market makers and others to provide long-term investors in the Common Stock and stability in the public market for the Common Stock; (3) seek investment banker assistance in developing a strategic plan, including an acquisition plan, to dramatically grow our core consumer product line or another non retail product line that offers entry into a new distribution channel or niche market.  We can make no assurances that we shall succeed in this effort.

We intend to remain focused on niche consumer products for the time being that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. We also recognize that the retail distribution has been negatively impacted by the ongoing economic recession. We intend to continue to develop exciting new products by internal efforts as well as acquire new products by mergers and acquisitions, but we will also look for opportunities by merger and acquisitions that would allow us to diversify into non retail distribution channels.  Nonetheless, our company is also considering a number of options to enhance shareholder value, including, without limitation, new business lines, divesting one or more existing business lines, and mergers and acquisitions.

Results of Operations: For the year ended December 31, 2009, the Company had a net loss from continuing operations of approximately $1,099,000. For the year ended December 31, 2008 the Company had a net loss from operations of $1,338,000. That is a net loss decrease of $239,000 over 2008 results.

Total Net Revenues: For the year ended December 31, 2009 and 2008, the Company had total net sales of approximately $6,161,000 and $6,616,000, respectively, for an decrease of $455,000 which represents an 6.8% decrease over 2008 revenue. All of the revenues were generated by Capstone.  The economic recession had a particularly severe impact in the Hardware and Automotive categories as these products are not deemed necessities by consumers.  The major reason for the total revenue reduction is attributed to $1,524,000 reduced sales for the STP® tools products. In 2009 STP® tools sales were $86,000 as compared to $1,610,000 in 2008, This large reduction was partially offset by increased sales in our Eco-i-Lite, PATHWAY LIGHTS and Black Box Innovations product lines.

Cost of Sales: For the year ended December 31, 2009 and 2008, we had cost of sales of approximately $4,350,000 and $4,589,000, respectively. This cost represents 70.4% and 69.4% respectively of total Revenue. Overall material costs have remained steady during the year, but we provided additional sales allowances to promote our new items that have increased overall cost of sales. As a percentage of Total Net Revenue costs have increased by 1%.

Gross Profit: For 2009, gross profit was $1,811,000, a reduction by approximately $215,000 or 10.6% from 2008.  For 2008, gross profit was $2,026,000.  Gross profit as a percentage of sales was 29.4% for the year as compared to 30.6% for 2008. The gross profit decrease is the result of the added sales allowance offered to promote the new product launches and less sales.

Our larger customers are continuing to buy on a direct import basis. The gross margin percentages are lower in this selling scenario but the Company’s expenses are also reduced as the customer is responsible for related expenses such as freight, duties and handling costs.

Operating expenses were $2,645,000 in 2009 as compared to $3,075,000, a net reduction of $430,000 or 14%. This reduction can be attributed to various factors.   Sales and Marketing expenses were $355,000, a reduction of $202,000 or 36% over the $557,000 expensed in 2008.

Product Development expenses were $198,000 an increase of $178,000 over $20,000 expensed in 2008. This represents an investment in new product designs and concepts for possible new revenue growth.

Compensation for 2009 was $1,283,000, a reduction of $310,000 or 19.4% from $1,593,000 in 2008.

Professional Fees were $265,000 in 2009, an increase of $44,000 as compared to $221,000 in 2008. We have incurred additional professional services to assist in developing our overseas markets.

Depreciation and Amortization expenses were $230,000, an increase of $53,000 or 30% over the $177,000 expensed in 2008. This represents the depreciation and amortization of the cost of investing in new moulds and product packaging for the new product releases, including the Eco-i-Lite programs, PATHWAY LIGHTS Booklights and Classified computer peripherals. This represents another investment for possible future revenue growth.

Other Income (Expense): Interest Expenses for 2009 was $266,000 a decrease of $25,000 or 8.6% over $291,000 expensed in 2008. Even though we achieved an expense reduction, mainly through better terms with some of our overseas manufacturers, we have incurred a significant cost to fund our business transactions.

Net/Income (Loss):

The Loss for 2009 was $1,099,000 against a Loss of $1,338,000 for 2008, a  loss reduction of $239,000 or  17.8%. The economic downturn had a major impact on our overall financial results.  Some major retailers delayed their programs until 2010 which also impacted our revenue growth in 2009. The poor performance of our STP® tools category with a $1.5 million revenue shortfall compared to 2008 has over shadowed the positive revenue growth in our Eco-i-Lite and PATHWAY LIGHTS programs. We have been successful in reducing expenses to offset revenue shortfalls but at the same time we have continued to invest in new product concepts and moulds as investments for possible future growth.

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

Item 8A (T).  Evaluation of Disclosure Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures. Since 2009 our Chief Financial Officer, assisted by the Corporate Controller, is responsible for establishing and maintaining adequate internal disclosure control over financial reporting  (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the company.  Since December 2007, our Chief Financial Officer, often assisted by the Chief Operating Officer, has been responsible for establishing and maintaining adequate internal disclosure control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of the date of this Report on Form 10-K, Stewart Wallach is our Chief Executive Officer, and James Gerald (“Gerry’) McClinton is our Chief Financial Officer and Chief Operating Officer. Mr. Laurie Holtz our previous Chief Financial Officer retired in 2009.  Laurie Holtz was appointed as our Chief Financial Officer in December 2007.  Mr. McClinton handled the chief financial duties prior to Mr. Holtz’s appointment.

Our Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f)) as of the fiscal year end of this Form 10-K.

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

Part III

Item 9.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers.  Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors” appearing in our Information Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our year ended December 31, 2009.

Item 10.  Executive Compensation.

Information   regarding executive   compensation is incorporated by reference   to the   information   set forth under the caption   "Executive Compensation” in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2009.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management Ownership" in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2009.

Item 12. Certain Relationships and Related Transactions, Director Independence; Potential Conflicts of Interest.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2009.

Item 13.  Exhibits, and Reports on Form 8-K

(a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS

PAGE
F-1	Report of Independent Registered Public Accountants
F-2	Consolidated Balance Sheets as of December 31, 2009, and 2008
F-4	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
F-5	Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2009 and 2008
F-7	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
F-9	Notes to Consolidated Financial Statements

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
^ Filed Herein.

(b) Reports on Form 8-K filed.

The following reports were filed during the last quarter of the 2009 fiscal year:  November 10, 2009; November 17, 2009’ Amendment on November 18, 2009; and December 17, 2009.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2009 and 2008:

	2009	2008

Audit Fees	$55,008	$57,751
Audit-Related Fees	-	-
Tax Fees	2,498	2,240
All Other Fees	-	-
Total	$57,506	$59,991

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

The Audit Committee pre-approved 100% of the Company's 2009 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission’s final pre-approval rules.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 30th day of March 2010.

CHDT CORPORATION

Dated:   March 30, 2010

By

/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of CHDT Corporation and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 30, 2010

/s/ Laurie Holtz
Laurie Holtz

Director
March 30, 2010

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 30, 2010

/s/ Howard Ullman
Howard Ullman
Chairman of the Board of Directors
March 30, 2010

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 30, 2010

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 30, 2010

/s/ Larry Sloven
Larry Sloven
Director
March 30, 2010

CHDT CORPORATION
AND SUBSIDIARIES

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2009 AND 2008

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
December 31, 2009 and 2008	F - 2

Consolidated Statements of Operations for the
Years Ended December 31, 2009 and 2008	F - 4

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2009 and 2008	F - 5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2009 and 2008	F - 6

Notes to Consolidated Financial Statements	F - 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
CHDT Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CHDT Corporation and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CHDT Corporation and Subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

_/s/ Robison, Hill & Co.____
Certified Public Accountants

Salt Lake City, Utah
March 30, 2010

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets:

Current assets:
Cash	$266,867	$156,371
Accounts receivable - net	1,341,883	2,399,859
Inventory	397,908	387,749
Prepaid expense	57,076	83,846

Total Current Assets	2,063,734	3,027,825

Fixed assets:
Computer equipment & software	63,448	60,648
Machinery and equipment	461,146	408,429
Furniture and fixtures	5,665	5,665
Less: Accumulated Depreciation	(353,854)	(219,894)

Total Fixed Assets	176,405	254,848

Other non-current assets:
Product development costs, net	44,756	103,700
Goodwill	1,936,020	1,936,020
Deposits	15,000	15,000

Total other non-current assets	1,995,776	2,054,720

Total assets	$4,235,915	$5,337,393

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
	2009	2008
Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$306,196	$1,824,295
Note payable – Sterling Bank	1,277,151	722,547
Notes and loans payable to related parties - current maturities	1,198,288	1,185,407

Total current liabilities	2,781,635	3,732,249

Total Liabilities	2,781,635	3,732,249

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares,
Issued -0- shares at December 31, 2009
and 60 shares at December 31, 2008	-	1
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares,
Issued -0- shares at December 31, 2009
and 2,108,813 at December 31, 2008	-	210,882
Preferred Stock, Series B-1, par value $..0001 per share
Authorized 50,000,000 shares,
Issued -0- shares at December 31, 2009 and 2008	-	-
Preferred Stock, Series C, par value $1.00 per share
Authorized 1,000 shares, issued 1,000 shares at
December 31, 2009 and -0- at December 31, 2008	1,000	-
Common Stock, par value $.0001 per share
Authorized 850,000,000 shares,
Issued 648,632,786 shares at December 31, 2009
and 557,941,646 shares at December 31, 2008	64,863	55,794
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	6,734,720	5,585,702
Accumulated deficit	(5,305,862)	(4,206,794)

Total Stockholders' Equity	1,454,280	1,605,144

Total Liabilities and Stockholders’ Equity	$4,235,915	$5,337,393

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2009	2008
Revenues	$6,161,367	$6,616,330
Cost of Sales	(4,350,019)	(4,589,636)
Gross Profit	1,811,348	2,026,694

Operating Expenses:
Sales and marketing	355,480	557,027
Product development	198,134	19,908
Compensation	1,283,262	1,593,349
Professional fees	265,434	221,831
Depreciation and amortization	230,048	177,186
Other General and administrative	312,162	506,405
Total Operating Expenses	2,644,520	3,075,706

Net Operating Income (Loss)	(833,172)	(1,049,012)

Other Income (Expense):
Interest expense	(266,132)	(291,133)
Interest income	179	1,409
Miscellaneous income	57	-
Total Other Income (Expense)	(265,896)	(289,724)

Net Income (Loss)	$(1,099,068)	$(1,338,736)

Income (Loss) per Common Share	$-	$-

Weighted average shares outstanding	563,178,018	559,844,813

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit

Balance at January 1, 2008	6,560	$7	1,358,738	$135,874	-	$-	599,745,646	$59,975	$5,034,527	$(2,868,058)

January 2008 – Common shares converted
to Preferred Series B shares	-	-	750,075	75,008	-	-	(50,000,000)	(5,000)	(70,008)	-
February 2008 – Shares issued for accrued
directors’ fees	-	-	-	-	-	-	1,584,000	158	39,842	-
February 2008 – Preferred Series A shares
converted to common shares	(6,500)	(6)	-	-	-	-	6,500,000	650	(644)	-
March 2008 – Common shares issued for
consulting fees	-	-	-	-	-	-	112,000	11	2,489	-
Stock options for compensation	-	-	-	-	-	-	-	-	523,121	-
Stock warrants for interest expense	-	-	-	-	-	-	-	-	56,375	-
Net Loss	-	-	-	-	-	-	-	-	-	(1,338,736)
										-
Balance at December 31, 2008	60	1	2,108,813	210,882	-	-	557,941,646	55,794	$5,585,702	$(4,206,794)

February 2009 – Common shares issued
for consulting fees	-	-	-	-	-	-	2,100,000	210	20,790	-
Series B Preferred Shares returned to
treasury and cancelled	-	-	(779,813)	(77,982)	-	-	-	-	77,982	-
Series A Preferred Shares returned to
treasury and cancelled	(60)	(1)	-	-	-	-	-	-	1	-
Series B Preferred Shares converted
to common shares	-	-	(1,329,000)	(132,900)	-	-	88,591,140	8,859	124,041	-
Series C Preferred Shares issued for cash	-	-	-	-	1,000	1,000	-	-	699,000
Stock options for compensation	-	-	-	-	-	-	-	-	227,204	-
Net Loss	-	-	-	-	-	-	-	-	-	(1,099,068)

Balance at December 31, 2009	-	$-	-	$-	1,000	$1,000	648,632,786	$64,863	$6,734,720	$(5,305,862)

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING
ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(1,099,068)	$(1,338,736)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Interest expense from stock warrants	-	56,376
Stock issued for accrued expenses	-	40,000
Stock issued for expenses	21,000	2,500
Depreciation and amortization	230,048	177,187
Compensation expense from stock options	227,204	523,123
(Increase) decrease in accounts receivable	1,057,976	(1,048,212)
(Increase) decrease in inventory	(10,159)	(54,565)
(Increase) decrease in prepaid expenses	26,770	(60,515)
(Increase) decrease in other assets	(37,142)	(95,888)
(Increase) decrease in shareholder receivable	-	(40,441)
Increase (decrease) in accounts payable and accounts payable	(1,518,099)	1,222,348
Increase (decrease) in accrued interest on notes payable	12,880	3,174
Net cash used in operating activities	(1,088,590)	(613,349)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property and equipment	(55,518)	(158,232)
Net cash provided by (used) investing activities	(55,518)	(158,232)

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the Years Ended
	December 31,
	2009	2008
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from sale of stock	$700,000	$-
Proceeds from notes and loans payable to related parties	-	650,000
Repayments of notes and loans payable to related parties	-	(697,000)
Proceeds from line of credit	554,604	717,450
Net Cash Provided by Financing Activities	1,254,604	670,450

Net (Decrease) Increase in Cash and Cash Equivalents	110,496	(101,431)
Cash and Cash Equivalents at Beginning of Period	156,371	257,802
Cash and Cash Equivalents at End of Period	$266,867	$156,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$242,718	$213,897
Franchise and income taxes	$-	$-

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

As of December 31, 2009, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $397,908 and $387,749 at December 31, 2009 and  2008, respectively.

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

Depreciation expense was $133,961 and $111,989 for the years  ended December 31, 2009 and 2008, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate an impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2009, whereas the fair value of the intangible asset exceeds its carrying amount.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Diluted loss per common share for the years ended December 31, 2009 and 2008 are not presented as it would be anti-dilutive.  At December 31, 2009 and 2008, the total number of potentially dilutive common stock equivalents was 140,830,211 and 203,295,071, respectively.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2009 and 2008 include the accounts of the parent entity and its wholly-owned subsidiaries Black Box Innovations, L.L.C. (formerly “Overseas Building Supply, LLC” and formerly “China Pathfinder Fund, LLC”), and Capstone Industries, Inc.

The results of operations attributable to Capstone are included in the consolidated results of operations beginning on September 13, 2006, the date on which the Company’s interest in Capstone was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at December 31, 2009 and 2008 approximates their fair values due to the short-term nature of these financial instruments.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses. Advertising and promotion expense was $176,101 and $103,651 for the years  ended December 31, 2009 and 2008, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $72,301 and $70,379 for the years ended December 31, 2009 and 2008, respectively.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options. On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.   The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.   During 2008, 1,000,000 of the above options were cancelled prior to vesting.  For the year ended December 31, 2008, the Company recognized compensation expense of $25,131 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $10,869 related to these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For the year ended December 31, 2008, the Company recognized compensation expense of $7,978 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $6,648 related to these options.

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

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $2,603 related to these options.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $7,862 related to these options.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company.  The options vest in one year.  For the year ended December 31, 2009, the Company recognized compensation expense of $42,663 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2009 included $21,000 for consulting fees.  Stock-based compensation expense for the year ended December 31, 2008 included $2,500 for consulting fees.

Recent Accounting Standards

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of December 31, 2009, the Company had no cash in excess of FDIC limits.

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

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2009 and 2008.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2009	2008	2009	2008

Customer A	41%	44%	$2,500	$1,742,135
Customer B	24%	22%	-	614,384
Customer C	23%	15%	1,305,821	21,773

	88%	81%	$1,308,321	$2,378,292

Major Vendors

The Company had four vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2009 and three vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2008.  The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2009	2008	2009	2008

Vendor A	36%	52%	$-	$169,997
Vendor B	25%	31%	2,524	969,741
Vendor C	17%	14%	12,688	-
Vendor D	10%	-	75,525	-

	88%	97%	$90,737	$1,139,738

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Director

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  The note carries an interest rate of 10.459% per annum.  All principal was payable in full, with accrued interest, on May 30, 2009.  As of September 30, 2007, the total amount payable on the note was $575,000.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At December 31, 2009 and 2008, the total amount payable on this note was $546,025.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  The note was due on January 11, 2010 and carries an interest rate of 8% per annum.  At December 31, 2009 and 2008, the total amount payable on this note was $250,000 and $254,932, respectively.

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

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for $200,000 to an officer of the Company.  The notes carry an interest rate of 8% per annum and are due within six months.  At December 31, 2009, the total amount due on these notes was $200,000.  At December 31, 2008, the total amount due on these notes was $201,358, including interest of $1,358.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  The note carries an interest rate of 8% per annum and was due on December 31, 2007.  In December 2008, the Company borrowed an additional $75,000 from this director.  At December 31, 2009, the total amount payable on this loan was $202,263, including interest of $24,263.  At December 31, 2008, the total amount payable on this loan was $188,023, including interest of $10,023.

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

Based on the above, the total amount payable to officers and directors as of December 31, 2009 and 2008 was $1,198,288 and $1,185,407, respectively, including accrued interest of $24,263 and $20,861, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2010	$1,198,288
2011	-
2012	-
2013	-
2014	-
Total future maturities	$1,198,288

NOTE 4 – NOTE PAYABLE – STERLING BANK

On May 1, 2008, Capstone secured a conventional $2,000,000 asset based loan agreement from Sterling National Bank, located in New York City whereby Capstone received a credit line to fund working capital needs.  The loan provides funding for an amount up to 85% of eligible Capstone accounts receivable and 50% of eligible Capstone inventory.  The interest rate of the loan is the Wall Street Journal prime rate plus one and one-half percent per annum.  CHDT and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Loan. At December 31, 2009 and 2008, there was $1,277,151 and $722,547 due on this loan, respectively.

As part of the loan agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $546,025 due to Howard Ullman to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling Bank is paid in full, except for scheduled payments of interest.

On February 19, 2010, the Company entered into a loan modification agreement with Sterling National Bank, whereby the maturity date of the loan was extended from May 1, 2010 to February 19, 2012.

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

On May 22, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $843,847.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than February 28, 2010.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At September 30, 2009, the total amount due on this loan was $551,885, including interest of $9,885.  This loan was paid in full in November 2009.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PURCHASE ORDER ASSIGNMENT-FUNDING AGREEMENT (continued)

On June 18, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $548,615.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than February 28, 2010.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At September 30, 2009, the total amount due on this loan was $269,320, including interest of $9,320.  This loan was paid in full in November 2009.

On June 16, 2009, Capstone Industries, Inc. received a $100,000 loan from Examsoft Worldwide.  The loan was due July 16, 2009 and carries an interest rate of 1.5% simple interest per month.  At June 30, 2009, the total amount due on this loan was $100,690, including accrued interest of $690.  This loan was paid in full in July 2009.

Stewart Wallach, the Company’s Chief Executive Officer and President, was a director of Examsoft Worldwide until November 2009.

NOTE 6 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,390 per month.

Rental expense under these leases was approximately $52,684 and $51,809 for the years ended December 31, 2009 and 2008, respectively.

NOTE 7 - COMMITMENTS

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  For 2009, Mr. Wallach was paid $236,250, and for 2010, Mr. Wallach will be paid $247,500.  The term of the contract begins February 5, 2008 and ends on February 5, 2011.

On February 5, 2008, the Company entered into an Employment Agreement with Gerry McClinton, the Company’s Chief Operating Officer, whereby Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year.  For 2009, Mr. McClinton was paid $157,500 and for 2010 Mr. McClinton will be paid $165,000.  The term of the contract begins February 5, 2008 and ends on February 5, 2011.

On February 5, 2008, the Company entered into an Employment Agreement with Howard Ullman, the Chairman of Board of Directors of the Company, whereby Mr. Ullman will be paid $100,000 per annum.  The term of the contract begins February 5, 2008 and ends on February 5, 2011.

License Agreement

On April 12, 2007, the Company entered into a trademark and licensing agreement with The Armor All/STP Products Company (“AASTP”).  As part of the agreement, the Company is required to pay AASTP royalties either at fixed periodic amounts or 7% of product sales.  The Company is required to make guaranteed minimum royalty payments during 2010 as follows: $187,500 payable in 2010.  Future guaranteed minimum royalty payments are as follows:

Guaranteed Minimum
Year	Royalty Payments
2010	$187,500
$187,500

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

In December 2009, the remaining 1,329,000 shares of the new Series B-1 Preferred Shares were converted into 88,591,140 shares of common stock.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $10,869 and $25,131 related to these stock options.  The following assumptions were used in the fair value calculations:

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

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $156,557 and $405,198 related to these stock options.  The following assumptions were used in the fair value calculations:

Risk free rate – 4.66%
Expected term – 10 years
Expected volatility of stock – 133.59%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

The Company will recognize compensation expense of $156,557 in 2010, and $52,186 in 2011 related to these stock options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $6,648 and $7,978 related to these stock options.  The following assumptions were used in the fair value calculations:

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

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. For the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $2,603 and $59,619 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 1.93% to 3.61%
Expected term – 2 to 10 years
Expected volatility of stock – 133.83%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. For the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $7,862 and $5,242 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 3.78%
Expected term – 11 years
Expected volatility of stock – 133.59%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $2,620 in 2010 related to these stock options.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company.  The options vest over one year.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. For the years ended December 31, 2009, the Company recognized compensation expense of $42,663 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 1.42%
Expected term – 2  years
Expected volatility of stock – 500.5%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $33,837 in 2010 related to these stock options.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2009 and 2008 and activity for the years then ended:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, December 31, 2007	135,450,000	$0.028
Granted	5,500,000	0.028
Exercised	-	-
Forfeited/expired	76,516,667	0.028

Outstanding, December 31, 2008	64,433,333	0.028
Granted	4,500,000	0.029
Exercised	-	-		-
Forfeited/expired	-	-

Outstanding, December 31, 2009	68,933,333	$0.028	8.64	$-

Vested/exercisable at December 31, 2008	43,102,777	$0.028	8.68	$-

Vested/exercisable at December 31, 2009	57,266,667	$0.028	8.68	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	6	$.020	250,000
$.029	54,983,333	8	$.029	48,241,677
$.029	3,000,000	9	$.029	3,000,000
$.029	700,000	10	$.029	700,000
$.029	1,000,000	9	$.029	1,000,000
$.029	150,000	9	$.029	150,000
$.029	2,000,000	0.08	$.029	2,000,000
$.027	1,500,000	0.08	$.027	1,500,000
$.029	850,000	10	$.029	425,000
$.029	4,500,000	2	$.029	-

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

NOTE 10 - INCOME TAXES

As of December 31, 2009, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,900,000 that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$799,500	$554,500
Valuation Allowance	(799,500)	(554,500)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
	2009	2008
Provision (Benefit) at US Statutory Rate	$(205,000)	$(139,810)
Increase (Decrease) in Valuation Allowance	205,000	139,810
	$-	$-

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2009 and 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2009:

United States (a)	2006 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 11 – CONTINGENCIES

ESQUIRE TRADE & FINANCE INC. & INVESTOR, LLC v. (Case Number 03 CIV. 9650 (SC), decided November 5, 2009) (formerly styled “CELESTE TRUST REG., ESQUIRE TRADE, ET AL. V. CBQ, INC., Case Number 03 CIV. 9650 RMB) (“Celeste case”).   The parties settled this case on February 18, 2010.  A summary of the settlement is below. A stipulation withdrawing the plaintiff's appeal in the Celeste case was filed with and accepted by the court on February 8, 2010, which filing effectively ended the litigation in the Celeste case.

The settlement and release provides a mutual, general release of all claims that plaintiffs and Company may have against each other as the date of the release, including any causes of action or claims under the Celeste case and any related proceedings.  The settlement provides, in part, that: (1) the parties will seek a court order dismissing the Celeste case; (2) the parties will release each other from any and all claims and causes of action in or related to the Celeste case or the pending appeal to the U.S. Circuit Court for the Second Circuit;  (3) the plaintiffs will pay $100,000 towards the Company’s legal fees incurred in the Celeste case; (4) the Company will support the release of shares of Company Common Stock, $0.0001 par value per share, (“Common Stock”) owned of record by Networkland, Inc., a Virginia corporation, (“NET”) and Technet Computer Services, Inc., a Virginia corporation, (“TECH”) to the plaintiffs or their designees (each such block of Common Stock was sought by the plaintiffs in the Celeste case as part of their claims against the Company (collectively, said shares of Common Stock held of record by NET and TECH being referred to as the “N&T Shares”));  (5) the issuance of 350,000 shares of Common Stock owned by Howard Ullman, a director of the Company, to the plaintiffs or their designees; and (6) the granting by Mr. Ullman of a five year option to purchase 20 million shares of Common Stock owned by Mr. Ullman to the plaintiffs or their designees, which option has an exercise price of $0.029 per share.  Under the proposed settlement agreement and release, the Company will grant piggy-back registration rights to the option and underlying shares of Common Stock referenced in (6) above, which rights will be effective after June 1, 2010.  The Company will pay all registration fees and legal costs associated with any such registration, which are currently estimated to be approximately $3,000 to $5,000.

The settlement and release, which consists of a settlement agreement and release and option agreement by Mr. Ullman, was negotiated by Mr. Ullman on behalf of the Company with the plaintiffs. Mr. Ullman has provided case administration of the Celeste case for the Company.

The Company believes that the settlement and release is in the best interests of the Company and its public shareholders because (1) it will, when effective, eliminate the possibility of an adverse ruling by the U.S. Court of Appeals for the Second Circuit on the plaintiffs’ appeal, which adverse ruling could potentially impose a significant liability on the Company; and (2) the continuation of the Celeste case may discourage potential investors and funding sources from assisting the Company in financing operations and business development as well as make it more difficult to pursue any possible future merger and acquisition transactions.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONTINGENCIES (continued)

The Company’s board of directors approved the general terms of the settlement and release on February 1, 2010, but approval and execution of all documents necessary to reaching a settlement and release was not achieved until the February 18, 2010 signing of the option granted by Mr. Ullman.  A copy of the settlement agreement and release and the option granted by Mr. Ullman are attached as Exhibit 99.1 and Exhibit 99.2, respectively, to the Form 8-K, dated February 19, 2010 and filed by the Company with the Commission on February 22, 2010).  The above summary of the settlement agreement and release and option are qualified in its entirety by reference to the proposed settlement agreement and release as attached as Exhibit 99.1 and the option attached as Exhibit 99.2 to the aforesaid Form 8-K report.

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

NOTE 12 – INTANGIBLE ASSETS

At December 31, 2009, the Company had capitalized $206,042 related to packaging artwork and design costs related to the Company’s AASTP products and Lighting products as intangible assets. These costs are being amortized over their useful life, which the Company has determined to be two years.  During 2008, the Company recorded $65,199 of amortization expense related to these assets.  For the year ended December 31, 2009, the Company capitalized an additional $37,142 related to packaging artwork and design costs and recognized amortization expense of $96,087 during the year.  At December 31, 2009 and 2008, the net amount of the intangible asset was $44,756 and $103,700, respectively.

NOTE 13 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2009, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through March 30, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to March 30, 2010, other than what was reported in Note 11.