Form 10-Q
period 2010-03-31
CHDT CORP
filed 2010-05-17
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2010, there were 648,632,786 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 30,	December 31,
	2010	2009
Assets:

Current Assets:
Cash	$216,418	$266,867
Accounts receivable - net	133,902	1,341,883
Inventory	497,693	397,908
Prepaid expense	155,695	57,076

Total Current Assets	1,003,708	2,063,734

Fixed Assets:
Computer equipment & software	64,047	63,448
Machinery and equipment	466,325	461,146
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(385,890)	(353,854)

Total Fixed Assets	150,147	176,405

Other Non-current Assets:
Product development costs - net	40,551	44,756
Goodwill	1,936,020	1,936,020
Deposits	-	15,000

Total Other Non-current Assets	1,976,571	1,995,776

Total Assets	$3,130,426	$4,235,915

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 30,	December 31,
	2009	2009
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$523,477	$306,196
Note payable - Sterling Bank	215,104	1,277,151
Notes and loans payable to related parties - current maturities	1,397,113	1,198,288

Total Current Liabilities	2,135,694	2,781,635

Total Liabilities	2,135,694	2,781,635

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares, issued -0- shares
at March 31, 2010 and December 31, 2009	-	-
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares, issued -0- shares
at March 31, 2009 and December 31, 2009
Preferred Stock, Series B-1, par value $.0001 per share	-	-
Authorized 2,108,813 shares, issued -0- shares
at March 31, 2010 and December 31, 2009	-	-
Preferred Stock, Series C, par value $1.00 per share
Authorized 1,000 shares, issued 1,000 shares
at March 31, 2010 and December 31, 2009	1,000	1,000
Common Stock, par value $.0001 per share
Authorized 850,000,000 shares,
Issued 648,632,786 shares at March 31, 2010
and December 31, 2009	64,863	64,863
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	6,782,974	6,734,720
Accumulated deficit	(5,813,664)	(5,305,862)

Total Stockholders' Equity	994,732	1,454,280

Total Liabilities and Stockholders’ Equity	$3,130,426	$4,235,915

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 30,
	2010	2009

Revenues	$353,036	$1,697,927
Cost of Sales	(238,256)	(1,195,754)
Gross Profit	114,780	502,173

Operating Expenses:
Sales and marketing	102,928	60,230
Compensation	287,584	277,109
Professional fees	54,583	35,866
Product Development	35,392	56,927
Other general and administrative	108,239	294,877
Total Operating Expenses	588,726	725,009

Net Operating Income (Loss)	(473,946)	(222,836)

Other Income (Expense):
Debt forgiveness	-	0
Miscellaneous income	-	57
Interest expense	(33,856)	(76,711)
Interest income	-	0
Total Other Income (Expense)	(33,856)	(76,654)

Net Income (Loss)	$(507,802)	$(299,490)

Income (Loss) per Common Share	$-	$-

Weighted Average Shares Outstanding	648,632,786	558,980,535

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(507,802)	$(299,490)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for expenses	-	21,000
Depreciation and amortization	42,242	52,787
Compensation expense from stock options	48,254	46,134
(Increase) decrease in accounts receivable	1,207,980	2,131,923
(Increase) decrease in inventory	(99,785)	10,166
(Increase) decrease in prepaid expenses	(98,619)	(150,246)
(Increase) decrease in deposits	15,000	-
(Increase) decrease in other assets	(6,001)	(6,834)
Increase (decrease) in accounts payable and accrued expenses	217,281	(1,500,163)
Increase (decrease) in accrued interest on notes payable	12,264	13,091
Net cash provided by (used in) operating activities	830,814	318,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,777)	(440)
Net cash provided by (used in) investing activities	(5,777)	(440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	150,000
Repayments of notes payable	(1,062,047)	(483,389)
Proceeds from notes and loans payable to related parties	192,000	-
Repayments of notes and loans payable to related parties	(5,439)	-
Net cash provided by financing activities	(875,486)	(333,389)

Net (Decrease) Increase in Cash and Cash Equivalents	(50,449)	(15,461)
Cash and Cash Equivalents at Beginning of Period	266,867	156,371
Cash and Cash Equivalents at End of Period	$216,418	$140,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,592	$58,452
Franchise and income taxes	$-	$-

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Souvenir Direct, Inc. was incorporated on September 9, 2002 under the laws of the State of Florida.  On December 1, 2003, CHDT issued 97 million shares common stock to acquire 100% of the outstanding common stock of Souvenir Direct, Inc. in a reverse acquisition. At that time, a new reporting entity was created. Souvenir Direct, Inc. was considered the reporting entity for financial reporting purposes. Also on December 1, 2003, an additional 414,628,300 shares of common stock were issued to the previous owners of the Company.  Souvenir Direct, Inc. operations were transferred to Capstone Industries, Inc. in the first quarter of fiscal year 2007 and Souvenir Direct, Inc.’s operating assets were sold on December 1, 2007 to an unaffiliated buyer.

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

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $497,693 and $397,908 at March 31, 2010 and December 31, 2009, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2009 and the first quarter of 2010.

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

Depreciation expense was $32,037 and $31,805 for the three months ended March 31, 2010 and 2009, respectively.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value.  Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired.

The cost of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, are recognized as an expense when incurred.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate impairment.  The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2009, whereas the fair value of the intangible asset exceeds its carrying amount.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Diluted loss per common share for the three months ended March 31, 2010 and 2009 are not presented as it would be anti-dilutive.  At March 31, 2010 and 2009, the total number of potentially dilutive common stock equivalents was 152,971,577 (Includes 4,925,000 options which vest within 60 days) and 203,295,071, respectively.

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2010 and 2009 include the accounts of the parent entity and its wholly-owned subsidiaries Black Box Innovations, L.L.C., and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at March 31, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.

Reclassifications

Certain reclassifications have been made in the 2009 financial statements to conform to the 2010 presentation.  There were no material changes in classifications made to previously issued financial statements.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $6,536 and $_16,110 for the three months ended March 31, 2010 and 2009, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $9,781 and $12,895 for the three months ended March 31, 2010 and 2009, respectively.

Accrued Liabilities

Accrued liabilities contained in the accompanying balance sheet include accruals for estimated amounts of credits to be issued in future years based on potentially defective products, other product returns and various allowances.  These estimates could change significantly in the near term.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 (now ASC 740) requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its subsidiaries intend to file consolidated income tax returns

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments, SFAS 123(R), (now ASC 718) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, applied for periods through December 31, 2005.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R).  The Company has applied the provision of SAB 107 in its adoption of SFAS 123(R).

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the three months ended March 31, 2010, the Company recognized compensation expense of $39,139 related to these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.  During 2008, 1,000,000 of the above options were cancelled prior to vesting.  For the year ended December 31, 2008, the Company recognized compensation expense of $25,131 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $10,869 related to these options.  As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For the year ended December 31, 2008, the Company recognized compensation expense of $7,978 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $6,648 related to these options.  As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

On January 10, 2008, the Company granted 1,000,000 stock options to an advisor of the Company.  The options vest over one year.  For the year ended December 31, 2008, the Company recognized compensation expense of $19,953 related to these options.  As of December 31, 2008 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $2,603 related to these options.  As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $7,862 related to these options.  For the three months ended March 31, 2010, the Company recognized compensation expense of $655 related to these options.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company.  The options vest in one year.  For the year ended December 31, 2009, the Company recognized compensation expense of $42,663 related to these options.  For the three months ended March 31, 2010, the Company recognized compensation expense of $8,459 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2010 included $0 for consulting fees.  Stock-based compensation expense for the three months ended March 31, 2009 included $21,000 for consulting fees.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of March 31, 2010, the Company had no cash in excess of FDIC limits.

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

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Director

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2011.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At March 31, 2010 and December 31, 2009, the total amount payable on this note was $540,586 and $546,025, respectively.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  This note was amended on January 2, 2010.  As amended, the note is due on of before January 11, 2011 and carries an interest rate of 8% per annum.  .  At March 31, 2010, the total amount payable on this note was $254,932, including interest of $4,932.  At December 31, 2009, the total amount due on these notes was $250,000.

As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375 which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.

On March 11, 2010, the Company received a loan from a director of $100,000.  The note is due on or before March 11, 2011 and carries an interest rate of 8% per annum.  At March 31, 2010 the total amount payable on this note was $100,438, including interest of $438.

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  These were amended on January 2, 2010.  As amended, the notes are due on or before January 2, 2011 and carry an interest rate of 8% per annum and were due within six months.  At March 31, 2010 the total amount due on these notes was $203,945, including interest of $3,945.  At December 31, 2009, the total amount due on these notes was $200,000.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  This note was amended on January 2, 2010.  As amended, the note carries an interest rate of 8% per annum and is due on or before January 2, 2011  In December 2008, the Company borrowed an additional $75,000 from this director.  This note was amended on January 2, 2010.  As amended, this note is due on or before January 2, 2011.  At March 31, 2010 the total amount due on these notes was $202,263, including interest of $24,263.  At December 31, 2009, the total amount payable on this loan was $202,263, including interest of $24,263

Capstone Industries – Loans Payable to Officer

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

Based on the above, the total amount payable to officers and directors as of March 31, 2010 and December 31, 2009 was $1,302,164 and $1,198,288, respectively, including accrued interest of $33,578 and $24,263, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2010	$1,302,164
2011	-
2012	-
2013	-
2014	-
Total future maturities	$1,302,164

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

On February 19, 2010, the Company entered into a loan modification agreement with Sterling National Bank, whereby the interest rate was changed to “Base Rate shall mean the base commercial lending rate of interest of the Bank in effect from time to time” plus one and three-fourths percent per annum, and the maturity date of the loan was extended from May 1, 2010 to February 19, 2012.  At March 31, 2010 and December 31, 2009, there was $215,104 and $1,277,151 due on this loan, respectively.

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

Stewart Wallach, the Company’s Chief Executive Officer and President, was a director of Examsoft Worldwide until November 2009.

On January 25, 2010, Capstone Industries, Inc. received a $92,000 loan from Systematic Development Group, LLC.  The loan is due on or before  Dec 15, 2010 and carries an interest rate of 1.5% simple interest per month.  At March 31, 2010, the total amount due on this loan was $94,949, including accrued interest of $2,949.

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Systematic Development Group, LLC.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

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
$187,500

NOTE 8 - STOCK TRANSACTIONS

Common Stock

In February 2008, the Company issued 1,584,000 shares of common stock for accrued directors’ fees of $40,000.

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

Series “C” Preferred Stock

On July 9, 2009, the Company authorized and issued 1,000 shares of Series C Preferred Stock in exchange for $700,000.  The 1,000 shares of Series C Stock are convertible into 67,979,725 common shares.  The par value of the Series C Preferred shares is $1.00.

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

Expected term – 11 years

Expected volatility of stock – 131.13%

Expected dividend yield – 0%

Suboptimal Exercise Behavior Multiple – 2.0

Number of Steps – 100

As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 102,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, the Company’s CEO, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 23, 2008, 74,666,667 of these options were cancelled.  Compensation expense was recognized through the date of the cancellation of the options. On July 31st, 2009, 5,000,000 of the fully vested options  and fully expensed options were amended and transferred to G. McClinton.

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton, the Company’s COO and Secretary, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled. On July 31st  2009 , 5,000,000 of S.Wallach fully vested  and fully expensed options were amended and transferred to G. McClinton

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $156,557 and $405,198 related to these stock options.  The following assumptions were used in the fair value calculations:

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

Expected term – 11 and 12 years

Expected volatility of stock – 134.33%

Expected dividend yield – 0%

Suboptimal Exercise Behavior Multiple – 2.0

Number of Steps – 100

As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

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

Expected term – 10 years

Expected volatility of stock – 133.83%

Expected dividend yield – 0%

Suboptimal Exercise Behavior Multiple – 2.0

Number of Steps – 100

As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

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

Expected term – 2 to 10 years

Expected volatility of stock – 133.83%

Expected dividend yield – 0%

Suboptimal Exercise Behavior Multiple – 2.0

Number of Steps – 100

As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of March 31, 2010, December 31, 2009 and 2008 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, December 31, 2007	135,450,000	$0.029
Granted	5,500,000	0.029
Exercised	-	-
Forfeited/expired	76,516,667	0.029

Outstanding, December 31, 2008	64,433,333	0.029
Granted	4,500,000	0.029
Exercised	-	-
Forfeited/expired	-	-

Outstanding, December 31, 2009	68,933,333	0.029	6.67	$-
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	3,500,000	0.028		-

Outstanding, March 31, 2010	65,433,333	$0.029	6.77	$-

Vested/exercisable at December 31, 2008	43,102,777	$0.029	6.37	$-

Vested/exercisable at December 31, 2009	57,266,667	$0.029	6.99	$-

Vested/exercisable at March 31, 2010	53,766,677	$0.029	7.19	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	6	$.020	250,000
$.029	54,983,333	8	$.029	48,241,677
$.029	3,000,000	9	$.029	3,000,000
$.029	700,000	10	$.029	700,000
$.029	1,000,000	9	$.029	1,000,000
$.029	150,000	9	$.029	150,000
$.029	850,000	10	$.029	425,000
$.029	4,500,000	2	$.029	-

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

NOTE 12 – INTANGIBLE ASSETS

During 2008, the Company had capitalized $168,900 related to packaging artwork and design costs related to the Company’s AASTP products and Lighting products as intangible assets.  These costs are being amortized over their useful life, which the Company has determined to be two years.  During 2008, the Company recorded $65,200 of amortization expense related to these assets.  During 2009, the Company capitalized an additional $37,142 related to packaging artwork and design costs and recognized amortization expense of $96,086 during the year.  During 2010, the Company capitalized an additional $6,000 and recorded $10,205 of amortization expense related to these assets.  At March 31, 2010 and December 31, 2009, the net amount of the intangible asset was $40,551 and $44,756, respectively.

NOTE 13 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after March 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through May 14, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from April 1, 2010 to May 14, 2010, other than what was reported in Note 11.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – CHDT Corporation, a Florida corporation, (“CHDT,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the Over-The-Counter Bulletin Board under the trading symbol “CHDO.OB.”   This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2009.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.

All forward-looking statements attributable to us are expressly qualified in their entirety by the above and all other applicable factors. We undertake no obligation to update or revise these forward-looking statements, except as required by law, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009; and (ii) financial liquidity and capital resources.

Through our operating subsidiaries, we are a developer and manufacturer of niche consumer products selling to primarily distributors and retailers in the United States. Our Capstone subsidiary currently operates in five primary business segments: Reading Lights, Task Lights, Power Failure Lighting, Power Tools, Automotive Accessories and Computer Peripherals.

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

Capstone Lighting products specialize in value priced, innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, and Eco flashlights and also offers “Private Label” programs marketed to major retailers.  “Private Label” is the manufacture of products by a company and those products are sold under the name or trade name of the manufacturer or manufacturer’s retailers, distributors or bulk buyers.  In March 2009 at the International Hardware Show, Capstone launched a new and expanded line of booklights and multi-tasklights under the name PathwayLights™. In March 2010 at the International Housewares show the PathwayLights™ continued to expand the line with the eReader e·Lite specifically designed to provide lighting for the eReader ebook products and the Retro Taskbright series, which is a collection of trendy colored tasklights in a Retro look design.

In 2008 Capstone also launched the Eco-i-Lite Power Failure Lights. In March 2009 the company launched additional Eco-i –Lite products in new trendy colors.  In 2010 also at the International Housewares Show the Midi sized Eco-i-Lite was launched as well as new motif designs such as the PAWPRINT designed as a Dog Walking Light. In March 2010 at the International Housewares Show, Capstone also launched the C-LITE™, a new line of “Wireless Motion Sensor Lights” These products were specifically designed to provide portable lighting in areas that may need lighting for enhanced security such as lighting a foyer or in areas that would not have available normal electrical service such as in an attic. The products have intended to have unique feature sets that adapt to various uses.

In March 2010 also at the International Housewares Show, Capstone launched the Light Ringers™ Lamps. This program offers 12 and 20 LED Lamps in trendy colors powered by AA batteries, Rechargeable batteries, and Direct Current.

STP®-branded tools were launched in October 2007. This product line includes the new technology lithium batteries for the 3.6v, 4.0v, 8.0v screwdrivers and 12v and 20v drill driver lines.

STP®-branded Automotive Accessories were also launched in October 2007. This product line includes 200w, 400w, 800w and 1000w inverters, rechargeable Spotlights from 1 million candle-power up to 10 million candle-power, 12v air compressor, garage clocks and weather centers.

However,  after initial successes this business category, the STP®-branded line has been impacted by the  continued severe economic downturn in the retail market especially in the Hardware and Automotive segments as well as usual and customary impact of competitive products. After exhausting our efforts in this market, it is evident that this category will remain severely depressed and slow to recover as a result of the recession and we do not plan to continue marketing this line beyond 2010.   We have reduced our marketing and sales area for STP®-branded line to focus on more successful product lines.

As a small reporting company with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.   We face many national or regional brand-named competitors in all of our product lines. However we attempt to compete by leveraging the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more functions at what we deem to be a value price and supported.  We believe that we can compete in most of our product lines, subject to targeted marketing or competitive tactics by larger and/or more established competitors.

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

Starting in 2007, we have sought to avoid the problems of the past by recruiting an experienced management and sales team for the stated purpose to develop and expand a consumer products business and we have endeavored to raise funds for planned business development efforts.  These steps have resulted in continued losses in 2009. but we believe that this investment in corporate infrastructure is necessary to lay the foundation for any hope of future success and effective business and product development.  While we are not certain that our current strategy and business lines will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability.  In light of continuing losses, our board of directors is reviewing alternative business strategies, which include sale of an existing business line, acquisition of new product lines, merger or acquisition transactions with other companies and discontinuing one or more business lines.  While no board decision has been made on any of these possible corporate transactions or actions, our board continues to periodically evaluate and consider such options.

For the years ended December 31, 2009 and 2008, the Company’s revenues were derived from 4 sources: (i) the sale of our booklight products (Capstone and its booklight product line was acquired by CHDT in September 2006); (ii) sale of Eco-i-Lite Power Failure Lights, (iii) sale of our Black Box Innovations USB computer peripherals and (iv) STP® tools power drills and automotive accessories;

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses. The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business.  In fiscal year 2009 and through 2010 to date, we had to continue our historical reliance on raising working capital for operations and business and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates. We   were able to obtain a conventional asset based bank loan to help support Capstone operations and working capital needs, however we may have to continue to raise working capital for CHDT and working capital for Capstone business and product development (as well as any possible mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already significant number of outstanding shares of Common Stock, significantly dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.  The market price for our Common Stock has consistently trended downward in the first quarter of fiscal year 2010 and this trend only increases our difficulty in pursuing our business plan or any alternatives thereto as well as hampers our efforts to fund such operations or plans.

Our lack of primary market makers and institutional investor support of our Common Stock also contributes to our burden in achieving sustained, profitable business lines.   These problems stem from the manner in which CHDT was taken public in the late 1980’s and developed a public market for the Common Stock in 1998.  CHDT did not, and perhaps could not under then current circumstances, do an underwritten initial public offering and produce a national network of broker-dealers and institutional investors interested in long-term investment in CHDT and stability in the market price for the Common Stock. As a result, we have had difficulty in sustaining any increases in the market price of the Common Stock or maintaining stability in the market for our Common Stock.  When the market price of the Common Stock enjoys any significant percentage increase, shareholders tend to sell the Common Stock to reap any gains (no matter how small) from the market price increase and the selling causes the market price of the Common Stock to fall back to prior levels.  Since there are no primary market makers or institutional investors supporting the Common Stock, there are no investors effectively countering the impact of the selling pressure on the market price for the Common Stock. The low market price and lack of support for our Common Stock means that we are hampered in our ability to resort to the public markets to raise working capital because of the low stock market price. As such, we do not readily enjoy one of the principal benefits of being a public company: ready access to the public securities markets for working capital.

We have attempted to address and intend to continue to address the above problems in public and market maker support for our Common Stock by: (1) seeking to establish  revenue growth  in consecutive fiscal quarters in our current consumer product business line in order to demonstrate that current management has a sound business line and business strategy; (2) upon establishing a record of profitability, if ever, members of management and agents will solicit support from institutional investors, asset managers, market makers and others to provide long-term investors in the Common Stock and stability in the public market for the Common Stock; (3) from time to time and when deemed practical by our management, seek investment banker assistance in developing a strategic plan, including an acquisition plan, to dramatically grow CHDT, in our core business line or in other  market opportunities.  We can make no assurances that we shall succeed in this effort.

We intend to remain focused on niche products that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. Subject to adequate funding, we intend to develop new products by internal efforts as well as acquire new products by mergers and acquisitions.  We may pursue new product lines and/or end or sell existing business lines.

Results of Operations: For the three months ended March 31, 2010, the Company had a net loss from continuing operations of approximately $508,000. For the three months ended March 31, 2009 the Company had a net loss from operations of approximately $299,000. That is a net loss increase of approximately $209,000 or 70% over 2009 results.

Total Net Revenues: For the three months ended March 31, 2010 and 2009, the Company had total sales of approximately $353,000 and $1,698,000 respectively, for a decrease of approximately $1,345,000 which represents a 79% decrease from 2009 results. All of the revenue was generated by Capstone. The continued retail downturn has impacted this quarter’s revenue, primarily as a result of orders being delayed and shipped at a later date by our principal customers.

Cost of Sales: For the three months ended March 31, 2010 and 2009, we had cost of sales of approximately $238,000 and $1,196,000, respectively. This cost represents 67% and 70% respectively of total Revenue. As a percentage of Total Revenue costs have decreased. The lower Cost of Sales is a result of the reduced revenue. The cost reduction percentage of 3% of total revenue as compared to 2009 is the result of improved Gross Profit in the categories that were sold in the quarter.

Gross Profit: For the three months ended March 31, 2010, gross profit was approximately $115,000 a decrease by approximately $387,000 or 77% from the three months ended March 31, 2009.  For the three months ended March 31, 2009, gross profit was approximately $502,000.  Gross profit as a percentage of sales was 33% for the three months ended March 31, 2010 as compared to 29.5% for the three months ended March 31st 2009.   The large Gross profit reduction is solely attributed to reduced shipments in the quarter as compared to the same period last year. The higher gross profit percentage over 2009 is the result of an improved blend of Gross Profits for certain categories sold in the quarter.

Operating expenses were approximately $589,000 for the three months ended March 31, 2010 as compared to approximately $725,000 for the three months ended March 31, 2009, a decrease of approximately $136,000 or 19%. This decrease can be attributed to various factors.

Consulting Fees of $7,500 for the three months ended March 31st 2010 were $49,000 lower than the same period in 2009. For the three months ended March 31, 2010 the Sales and Marketing Allowances were $0 a reduction of $37,000 as compared to the same period in 2009

Travel and Lodging Expenses were $4,000 for the quarter ended March 31st 2010 this was $16,000 lower than the same period last year.

Packaging and Amortization Expenses were $10,000 for the three months ended March 31, 2010; a reduction of $12,000 for the three months ended March 31, 2009.  This represents the amortization of the cost of investment in new packaging design and molds.  This represents another investment for possible future revenue growth.

Quality Control Expenses and Product Development Expenses were $35,000 for the quarter ended March 31st 2010; a reduction of $14,000 for the same period last year.

Other Income (Expense): Interest Expenses for the three months ended March 31, 2010 was approximately $34,000, a decrease of $43,000 or 56% from approximately $77,000 expensed for the three months ended March 31, 2009.  This expense reduction was the result of the reduced number of orders that needed to be financed overseas during the quarter.

Net Income (Loss): The Loss for the three months ended March 31, 2010 was approximately $508,000 against a loss of approximately $299,000 for the three months ended March 31, 2009, an increased loss of approximately $209,000 or 70%. This substantial loss increase was the result of the delay of retail orders during the quarter. As a result of the continued recession at retail, rather than cancel orders retailers have delayed shipments until later in the year.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation:   Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from Chinese Manufacturers to  increase costs. We generally have been able to reduce cost increases by strong negotiating or re-engineering products, but we will have to increase the price of our products in fiscal year 2010 in response to such inflationary pressures.  Since we operate in industries where the consumer tends to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2010.

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

China has been under ongoing international pressure to value its currency in a manner that would increase the value of Chinese currency in respect of otherworld currencies and thereby increase the cost of Chinese goods in the world market.  Such a revaluation of Chinese currency could adversely impact business by increasing costs to consumers, but this cost impact would also affect our competitors with products produced in China.  China adopted a 2% revaluation of its currency in 2005 and the U.S. Dollar declined slightly in response to this revaluation.  While under international pressure to value the Chinese currency in a manner that more realistically reflects the strength and value of the Chinese currency, China may continue to keep Chinese currency at a level that some regard as below its perceived, true value.  The currency issue may produce a conflict between the U.S. and China that affects trade or commerce between those nations and may affect us as well.

Currency.  The U.S. dollar is the currency used in all of our commercial transactions and our property and business is conducted in North America. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending March 31, 2010.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 and concluded that the disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1, 31.2 and 31.3 to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2009, for a more complete understanding of the matters covered by such certifications.

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

The settlement and release, which consists of a settlement agreement and release and option agreement by Mr. Ullman, was negotiated by Mr. Ullman on behalf of the Company with the plaintiffs. Mr. Ullman has provided case administration of the Celeste case for the Company in his capacity as a Company director (with assistance from a former company officer and director).

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

Item 1A. Risk Factors.

During the three months ended March 31, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending March 31, 2010.

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
10.13
Settlement agreement and release as approved by the CHDT Corporation Board of Directors on February 1, 2010, in the matter of Esquire Trade & Finance, Inc. and Investcor, LLC v. CBQ, Inc., Case Number 03 CIV. 9650 (SC). ≠

10.14	Option, dated February 1, 2010, granted by Howard Ullman in settlement of Esquire Trade & Finance, Inc. and Investcor, LLC v. CBQ, Inc., Case Number 03 CIV. 9650 (SC). ≠≠
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^

32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
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
≠   Incorporated by reference to Exhibit 99.1 to the Form 8-K, dated  Feb. 19, 2010, and filed by the Company with the Commission on Feb. 22, 2010,
≠≠ Incorporated by reference to Exhibit 99.2 to the Form 8-K, dated  Feb. 19, 2010, and filed by the Company with the Commission on Feb. 22, 2010,
^  Filed herein.
Note: All Exchange Act reports referenced above and filed by the Company has a Commission file number of #000-28813.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of May, 2010.

CHDT CORPORATION

Dated:   May 14, 2010

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer