Form 10-Q
period 2010-06-30
CHDT CORP
filed 2010-08-13
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 30, 2010, there were 648,632,786 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009
Assets:

Current Assets:
Cash	$208,098	$266,867
Accounts receivable - net	418,865	1,341,883
Inventory	403,181	397,908
Prepaid expense	649,881	57,076

Total Current Assets	1,680,025	2,063,734

Fixed Assets:
Computer equipment & software	64,047	63,448
Machinery and equipment	473,523	461,146
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(418,726)	(353,854)

Total Fixed Assets	124,509	176,405

Other Non-current Assets:
Product development costs - net	32,157	44,756
Goodwill	1,936,020	1,936,020
Deposits	-	15,000

Total Other Non-current Assets	1,968,177	1,995,776

Total Assets	$3,772,711	$4,235,915

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	June 30,	December 31,
	2010	2009
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$470,531	$306,196
Note payable - Sterling Bank	217,465	1,277,151
Notes and loans payable to related parties - current maturities	2,359,967	1,198,288

Total Current Liabilities	3,047,963	2,781,635

Total Liabilities	3,047,963	2,781,635

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares, issued -0- shares
at June 30, 2010 and December 31, 2009	-	-
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares, issued -0- shares
at March 31, 2009 and December 31, 2009
Preferred Stock, Series B-1, par value $.0001 per share	-	-
Authorized 2,108,813 shares, issued -0- shares
at June 30, 2010 and December 31, 2009	-	-
Preferred Stock, Series C, par value $1.00 per share
Authorized 1,000 shares, issued 1,000 shares
at June 30, 2010 and December 31, 2009	1,000	1,000
Common Stock, par value $.0001 per share
Authorized 850,000,000 shares,
Issued 648,632,786 shares at June 30, 2010
and December 31, 2009	64,863	64,863
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	6,831,228	6,734,720
Accumulated deficit	(6,131,902)	(5,305,862)

Total Stockholders' Equity	724,748	1,454,280

Total Liabilities and Stockholders’ Equity	$3,772,711	$4,235,915

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$602,540	845,448	$955,576	2,543,375
Cost of Sales	(413,163)	(585,103)	(651,419)	(1,780,857)
Gross Profit	189,377	260,345	304,157	762,518

Operating Expenses:
Sales and marketing	83,791	16,498	186,719	76,728
Compensation	219,828	304,773	507,412	581,882
Professional fees	11,455	25,513	66,038	61,379
Product Development	35,287	-	70,679	96,417
Other general and administrative	109,068	235,227	217,307	490,614
Total Operating Expenses	459,429	582,011	1,048,155	1,307,020

Net Operating Income (Loss)	(270,052)	(321,666)	(743,998)	(544,502)

Other Income (Expense):
Debt forgiveness	-	-	-	-
Miscellaneous income	-	-	-	57
Interest expense	(48,186)	(53,920)	(82,042)	(130,631)
Interest income	-	-	-	-
Total Other Income (Expense)	(48,186)	(53,920)	(82,042)	(130,574)

Net Income (Loss)	$(318,238)	$(375,586)	$(826,040)	(675,076)

Income (Loss) per Common Share	$-	-	$-	-

Weighted Average Shares Outstanding	648,632,786	560,041,646	648,632,786	559,514,022

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(826,040)	$(675,076)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for expenses	-	21,000
Depreciation and amortization	85,647	111,491
Compensation expense from stock options	96,508	92,270
(Increase) decrease in accounts receivable	923,018	1,615,433
(Increase) decrease in inventory	(5,273)	(83,149)
(Increase) decrease in prepaid expenses	(592,805)	(379,087)
(Increase) decrease in deposits	15,000	-
(Increase) decrease in other assets	(8,175)	(16,137)
Increase (decrease) in accounts payable and accrued expenses	164,334	(1,228,212)
Increase (decrease) in accrued interest on notes payable	42,479	27,040
Net cash provided by (used in) operating activities	(105,307)	(514,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,976)	(24,223)
Net cash provided by (used in) investing activities	(12,976)	(24,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,010,000
Repayments of notes payable	(1,062,047)	(540,185)
Proceeds from notes and loans payable to related parties	1,127,000	-
Repayments of notes and loans payable to related parties	(5,439)	-
Net cash provided by financing activities	59,514	469,815

Net (Decrease) Increase in Cash and Cash Equivalents	(58,769)	(68,835)
Cash and Cash Equivalents at Beginning of Period	266,867	156,371
Cash and Cash Equivalents at End of Period	$208,098	$87,536

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$41,924	$103,591
Franchise and income taxes	$-	$-

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2010 and for the Six month periods ended June 30, 2010 and 2009 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $403,181 and $397,908 at June 30, 2010 and December 31, 2009, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2009 and the Second quarter of 2010.

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

Depreciation expense was $64,873 and $66,008 for the six  months ended June 30, 2010 and 2009, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Diluted loss per common share for the Six months ended June, 30, 2010 and 2009 are not presented as it would be anti-dilutive.  At June 30, 2010 and 2009, the total number of potentially dilutive common stock equivalents was 152,471,877 and 224,565,627, respectively.

Principles of Consolidation

The consolidated financial statements for the six months ended June 30, 2010 and 2009 include the accounts of the parent entity and its wholly-owned subsidiaries Black Box Innovations, L.L.C., and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at June 30, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $33,610 and $76,728 for the six months ended June 30, 2010 and 2009, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $21,485 and $28,896 for the six months ended June 30, 2010 and 2009, respectively.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the six months ended June 30, 2010, the Company recognized compensation expense of $78,279 related to these options.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $7,862 related to these options.  For the six months ended June 30, 2010, the Company recognized compensation expense of $1,310 related to these options.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company.  The options vest in one year.  For the year ended December 31, 2009, the Company recognized compensation expense of $42,663 related to these options.  For the six months ended June 30, 2010, the Company recognized compensation expense of $16,919 related to these options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the six months ended June 30, 2010 included $0 for consulting fees.  Stock-based compensation expense for the six  months ended June 30, 2009 included $21,000 for consulting fees.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of June 30, 2010, the Company had no cash in excess of FDIC limits.

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

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Director

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2011.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At June 30, 2010 and December 31, 2009, the total amount payable on this note was $540,586 and $546,025, respectively.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  This note was amended on January 2, 2010.  As amended, the note is due on of before January 11, 2011 and carries an interest rate of 8% per annum.  .  At June 30, 2010, the total amount payable on this note was $259,918, including interest of $9,918.  At December 31, 2009, the total amount due on these notes was $250,000.

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

On March 11, 2010, the Company received a loan from a director of $100,000.  The note is due on or before March 11, 2011 and carries an interest rate of 8% per annum.  At June 30, 2010 the total amount payable on this note was $102,433, including interest of $ 2,433.

On May 11, 2010, the Company received a loan from a director of $75,000.  The note is due on or before August 11, 2011 and carries an interest rate of 8% per annum.  At June 30, 2010 the total amount payable on this note was $75,000, including interest of 0 amount.

On June 11, 2010, the Company received a loan from a director of $150,000.  The note is due on or before Sept 11, 2010 and carries an interest rate of 8% per annum.  At June 30, 2010 the total amount payable on this note was $150,625, including interest of $625

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  These were amended on January 2, 2010.  As amended, the notes are due on or before January 2, 2011 and carry an interest rate of 8% per annum and were due within six months.  At June 30, 2010 the total amount due on these notes was $207,934, including interest of $7934.  At December 31, 2009, the total amount due on these notes was $200,000.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  This note was amended on January 2, 2010.  As amended, the note carries an interest rate of 8% per annum and is due on or before January 2, 2011  In December 2008, the Company borrowed an additional $75,000 from this director.  This note was amended on January 2, 2010.  As amended, this note is due on or before January 2, 2011.  At June 30, 2010 the total amount due on these notes was $202,263, including interest of $24,263.  At December 31, 2009, the total amount payable on this loan was $202,263, including interest of $24,263

Capstone Industries – Loans Payable to Officer

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

Based on the above, the total amount payable to officers and directors as of June 30, 2010 and December 31, 2009 was $1,804,412 and $1,198,288, respectively, including accrued interest of $ 45,826 and $24,263, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2010	$416,278
2011	$1,388,134
2012	-
2013	-
2014	-
Total future maturities	$1,804,412

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

On February 19, 2010, the Company entered into a loan modification agreement with Sterling National Bank, whereby the interest rate was changed to “Base Rate shall mean the base commercial lending rate of interest of the Bank in effect from time to time” plus one and three-fourths percent per annum, and the maturity date of the loan was extended from May 1, 2010 to February 19, 2012.  At June 30, 2010 and December 31, 2009, there was $217,465 and $1,277,151 due on this loan, respectively.

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

Stewart Wallach, the Company’s Chief Executive Officer and President, was a director of Examsoft Worldwide until November 2009

On January 25, 2010, Capstone Industries, Inc. received a $92,000 loan from Systematic Development Group, LLC.  The loan is due on or before Dec 15, 2010 and carries an interest rate of 1.5% simple interest per month.  At June 30, 2010, the total amount due on this loan was $99,078, including accrued interest of $7,078.

During Second Quarter 2010, Capstone Industries, Inc. received additional $445,000 loan from Systematic Development Group, LLC.  The loan is due on or before Dec 15, 2010 and carries an interest rate of 1.5% simple interest per month.  At June 30, 2010, the total amount due on this loan was $456,477, including accrued interest of $11,477.

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Systematic Development Group, LLC.

On June 24, 2010, the Company entered into a a Purchase Order Funding agreement with a director.  The agreement provides for loans from the director up to $682,730, with a due date of December 31, 2010, carries an interest rate of 18% per annum, and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Bank)..On June 25, 2010, the Company received $265,000 pursuant to the agreement  At June 30, 2010 the total amount payable on this note was $265,653, including interest of $ 653.

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

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton, the Company’s COO and Secretary, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled. On July 31st, 2009 , 5,000,000 of S.Wallach fully vested  and fully expensed options were amended and transferred to G. McClinton

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2009 and 2008, the Company recognized compensation expense of $156,557 and $405,198 related to these stock options.  The following assumptions were used in the fair value calculations:

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

On April 23rd, 2010, the Company granted 4,500,000 stock options to four directors of the Company and 300,000 stock options to the Company Secretary.  The options vest over one year.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted options.  The following assumptions were used in the fair value calculations:

Risk free rate – 2.61%

Expected term – 5 to 10 years

Expected volatility of stock – 500.5%

Expected dividend yield – 0%

Suboptimal Exercise Behavior Multiple – 2.0

Number of Steps – 100
The Company will recognize compensation expense of $56,492.31 in 2010 related to these stock options

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of June 30, 2010, December 31, 2009 and 2008 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, December 31, 2007	135,450,000	$0.029
Granted	5,500,000	0.029
Exercised	-	-
Forfeited/expired	76,516,667	0.029

Outstanding, December 31, 2008	64,433,333	0.029
Granted	4,500,000	0.029
Exercised	-	-
Forfeited/expired	-	-

Outstanding, December 31, 2009	68,933,333	0.029	6.67	$-
Granted	4,800,000	0.029		-
Exercised	-	-		-
Forfeited/expired	3,500,000	0.028		-

Outstanding, June 30 , 2010	70,233,333	$0.029	6.43.	$-

Vested/exercisable at December 31, 2008	43,102,777	$0.029	6.37	$-

Vested/exercisable at December 31, 2009	57,266,667	$0.029	6.99	$-

Vested/exercisable at June 30, 2010	58,691,677	$0.029	6.49	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	4.83	$.020	250,000
$.029	54,983,333	6.83	$.029	48,241,677
$.029	3,000,000	7.83	$.029	3,000,000
$.029	700,000	9.25	$.029	700,000
$.029	1,000,000	7.5	$.029	1,000,000
$.029	150,000	7.58	$.029	150,000
$.029	850,000	8.92	$.029	850,000
$.029	4,500,000.92		$.029	4,500,000
$.029	4,500,000	4.79	$.029	-
$.029	300,000	9.75	$.029	-

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

NOTE 12 – INTANGIBLE ASSETS

During 2008, the Company had capitalized $168,900 related to packaging artwork and design costs related to the Company’s AASTP products and Lighting products as intangible assets.  These costs are being amortized over their useful life, which the Company has determined to be two years.  During 2008, the Company recorded $65,200 of amortization expense related to these assets.  During 2009, the Company capitalized an additional $37,142 related to packaging artwork and design costs and recognized amortization expense of $96,086 during the year.  During 2010, the Company capitalized an additional $8,175 and recorded $20,774 of amortization expense related to these assets.  At  June 30, 2010 and December 31, 2009, the net amount of the intangible asset was $32,157 and $44,756, respectively.

NOTE 13 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after June 30, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures through August 13, 2010, which is the date on which the financial statements were issued.  The Company has concluded that there are no significant or material transactions to be reported for the period from July 1, 2010 to August 13, 2010, other than what was reported in Note 11.

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

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with successive fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of August 9, 2010, the Common Stock was trading at below one cent.  Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009; and (ii) financial liquidity and capital resources.

Through our operating subsidiaries, we are a developer and manufacturer of niche consumer products selling to primarily distributors and retailers in the United States. Our Capstone subsidiary currently operates in five primary business segments: Reading Lights, Task Lights, Power Failure Lighting, Wireless  Motion Sensor Lights ,  and Computer Peripherals.

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

In 2008 Capstone also launched the Eco-i-Lite Power Failure Lights. In March 2009,  Capstone launched additional Eco-i –Lite products in new trendy colors.  In 2010 also at the International Housewares Show the Midi sized Eco-i-Lite was launched as well as new motif designs such as the PAWPRINT designed as a Dog Walking Light. In March 2010 at the International Housewares Show, Capstone also launched the C-LITE™, a new line of “Wireless Motion Sensor Lights” These products were specifically designed to provide portable lighting in areas that may need lighting for enhanced security such as lighting a foyer or in areas that would not have available normal electrical service such as in an attic. The products have intended to have unique feature sets that adapt to various uses.

In March 2010, also at the International Housewares Show, Capstone launched the Light Ringers™ Lamps. This program offers 12 and 20 LED Lamps in trendy colors powered by AA batteries, Rechargeable batteries, and Direct Current.

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
However,  after initial successes this business category, the STP®-branded line has been impacted by the  continued severe economic downturn in the retail market especially in the Hardware and Automotive segments as well as usual and customary impact of competitive products. After exhausting our efforts in this market, it is evident that this category will remain severely depressed and slow to recover as a result of the recession and we do not plan to continue marketing this line beyond 2010.   We have reduced our marketing and sales effort for STP®-branded line to focus on more successful product lines.

As a small reporting company with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.   We face many national or regional brand-named competitors in all of our product lines. However we attempt to compete by leveraging the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more functions at what we deem to be a value price and supported.  We believe that we can compete in most of our product lines, subject to targeted marketing or competitive tactics by larger and/or more established competitors.   We have had to rely on loans from members of management from time to time to finance product purchases for orders and working capital as well as satisfy inventory financing requirements under current bank financing.  Such funding may or may not be available in the future.

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

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem in part from the past and our history of failed businesses and in part from current recession, in which our kind of consumer goods are not an essential purchase. The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business.  In fiscal year 2009 and through 2010 to date, we had to continue our historical reliance on raising working capital for operations and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates. We were able to obtain a conventional asset based bank loan to help support Capstone operations and working capital needs, however we may have to continue to raise working capital for CHDT and working capital for Capstone business and product development (as well as any possible mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already significant number of outstanding shares of Common Stock, significantly dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.  The market price for our Common Stock has consistently trended downward in the first quarter of fiscal year 2010 and this trend only increases our difficulty in pursuing our business plan or any alternatives thereto as well as hampers our efforts to fund such operations or plans.

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

We have attempted to address and intend to continue to address the above problems in public and market maker support for our Common Stock by: (1) seeking to establish  revenue growth  in consecutive fiscal quarters in our current consumer product business line in order to demonstrate that current management has a sound business line and business strategy; (2) upon establishing a record of profitability, if ever, members of management and agents will solicit support from institutional investors, asset managers, market makers and others to provide long-term investors in the Common Stock and stability in the public market for the Common Stock; (3) from time to time and when deemed practical by our management, seek investment banker assistance in developing a strategic plan, including an acquisition plan, to dramatically grow CHDT, in our core business line or in other  market opportunities.  We can make no assurances that we shall succeed in this effort and our efforts to date have not resulted in profitability or substantial improvement in the market for our Common Stock.

We intend to remain focused on niche products that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. Subject to adequate funding, we intend to develop new products by internal efforts as well as acquire new products by mergers and acquisitions.  We may pursue new product lines and/or end or sell existing business lines.   We may consider a change in our product or business lines in order to pursue potentially more profitable product lines or business lines.

Results of Operations: For the three months ended June 30, 2010, the Company had a net loss from continuing operations of approximately $318,238 as compared to a net loss of $375,586 for the same quarter in 2009. For the six months ended June 30, 2010, the Company had a net loss from operations of approximately $826,040 compared to a net loss of $675,076 for the six months ended June 30. 2009. That is a net loss increase for the six months of approximately $150,964 or 22% over the first six months of fiscal year 2009.

Total Net Revenues: For the three months ended June 30, 2010 and 2009, the Company had total sales of approximately $602,540 and $845,448 respectively, for a decrease of approximately $242,908 which represents a 29% decrease from 2009 results.  For the six months ended June 30, 2010 and 2009, the Company had total sales of approximately $955,576 and $2,543,375 respectively, for a decrease of approximately $1,587,799 which represents a 62% decrease from 2009 results. All of the revenue was generated by the Company’s subsidiary, Capstone. The continued retail downturn has impacted this quarter’s revenue, primarily as a result of orders being delayed and shipped at a later date by our principal customers.

Cost of Sales: For the three months ended June 30, 2010 and 2009, cost of sales were approximately $413,163 and $585,103, respectively. For the six months ended June 30, 2010 and 2009, cost of sales were approximately $651,419 and $1,780,857 respectively.

This cost represents 68.2% and 70% respectively of total Revenue. As a percentage of Total Revenue costs have decreased. The lower Cost of Sales is a result of the reduced revenue. The cost reduction as a percentage of 1.8% of total revenue as compared to 2009 is the result of improved Gross Profit in new categories that were shipped in the quarter.

Gross Profit: For the three months ended June 30, 2010 and 2009, gross profit was approximately $189,377 and $260,345 respectively, a decrease by approximately $70,968 or 27% from the same period in 2009.  For the six months ended June 30, 2010 and 2009, gross profit was approximately $304,157 and 762,518 respectively.  Gross profit as a percentage of sales for the three months ended June 30, 2010 and 2009 was 31.4% and 30.7% respectively and for the 6 months ended June 30, 2010 and 2009 was 31.8% and 30% respectively. The gross profit reduction is solely attributed to reduced shipments in the quarter as compared to the same period last year. The higher gross profit percentage over 2009 is the result of an improved blend of gross profit for certain categories sold in the six months.

Total Operating expenses for the three months ended June 30, 2010 and 2009 were $459,429 and $582,011 respectively.  This was a decrease of approximately $122,582 or 21% as compared to the same period in 2009.For the six months ended June 30, 2010 and 2009, operating expenses were $1,048,155 and $1,307,020 respectively, a decrease of approximately $258,865 or 20%. This decrease can be attributed to various factors.

Sales and Marketing expenses for the six months ended June 30, 2010 and 2009 were $186,719 and $76,728 respectively. This large expense increase from 2009 is mainly attributed to Royalty payments of $125,000 to STP during the six months. This expense will be eliminated in the fourth quarter as a result of terminating the STP Licensing Agreement.
Compensation expenses for the three months ended June 30, 2010 and 2009 were $219,828 and $304,773 respectively.  This is a reduction of $84,945 or 27.9% due to salary reductions by Executive Management in the quarter. Compensation expenses for the six months ended June 30. 2010 and 2009 were $507,412 and $581,882 respectively. This is a reduction of $74,470 for the six months as compared the first six months of fiscal year 2009.

Product Development expenses for the three months ended June 30th, 2010 and 2009 were $35,287 and $0 respectively. This was the direct result of launching new products in the quarter. For the six months ended June 30th 2010 and 2009 expenses were $70,679 and $96,417 respectively.

General Admin for the three months ended June 30, 2010 and 2009 were $109,068 and $235,227 respectively. This was a reduction of $126,159 or 53% in the quarter.  For the six months ended June 30, 2010 and 2009 were $217,307 and $490,614 respectively. This was a reduction of $273,307 or 55.7% for the six months as compared to first six months of fiscal year 2009.

Other Income (Expense): Interest Expenses for the three months ended June 30, 2010 and 2009 were approximately $48,186 and $53,920 respectively, a decrease of $5,734 or 10.6%  For the six months  ended June 30, 2010 and 2009 expenses were $82,042 and $130,574 a reduction of $48,532 or  37.2%  This expense reduction was the result of the reduced number of orders that needed to be financed overseas during the period.

Net Income (Loss): The Loss for the three months ended June 30, 2010 and 2009 was approximately $318,238 and $375,586 respectively. This was a reduced loss of $57,348 despite significantly reduced revenues in the quarter. . The Loss for the six months ended June 30, 2010 and 2009 was approximately $826,040 and $675,076 respectively. This substantial loss increase as compared to 2009 was the result of the delay of retail orders during the first six months. As a result of the continued recession at retail, rather than cancel orders retailers have delayed shipments until later in the fiscal year.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of August 11, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

During the six months ended June 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending June 30, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of May 6, 2010, the following proposals were approved by the written consent of holders of the Common Stock, as of the record date of April 23, 2010. There were 648,632,786 shares of Common Stock outstanding and 1,000  shares of Series C Preferred Stock of the Company outstanding as of  April 23, 2010.

PROPOSAL
	For	Against	Withheld
Ratify the appointment of Robison Hill & Co. as auditors for fiscal year 2010	7	0	0

Approve election of following nominees as directors to the Board of Directors – all being incumbents: 1. Stewart Wallach 2. Howard Ullman 3. Jeffrey Postal 4. Jeffrey Guzy 5. Larry Sloven 6. Laurie Holtz 7. Gerry McClinton	7	0	0

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT #	DESCRIPTION OF EXHIBIT

2.1	Purchase Agreement, dated January 27, 2006, by and among CHDT Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among CHDT Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
2.1.1.2	Stock Purchase Agreement, dated 9 July 2009, by and between CHDT Corporation and Involve, LLC †
2.1.1.3	Indemnification Agreement, dated June 6th, 2009, by Howard Ullman and CHDT Corporation ΩΩ
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amendment to the Articles of Incorporation of CHDT Corp. **
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.1	Voting Agreement, dated January 27, 2006, by and among CHDT Corp., William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement dated January 27, 2006, by and between William Dato, CHDT Corporation and Complete Power Solutions, LLC. +
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.++++++
10.7	2008 Employment Agreement by Stewart Wallach and CHDT Corp.++++++
10.8	CHDT Corp. ++++++
10.9	2008 Employment Agreement by Howard Ullman and CHDT Corp.++++++
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation++++++
10.12	Memorandum Decision in Esquire Trade & Finance Inc. & Investor, LLC v. CBQ, Inc., Case # 03 CIV. 9650 (SC), S.D.N.Y., 11/05/2009) Ω
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
Note: All Exchange Act reports referenced above and filed by the Company have a Commission file number of #000-28813.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 13th day of August, 2010.

CHDT CORPORATION

Dated:   August 13, 2010

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer