Form 10-Q
period 2010-09-30
CHDT CORP
filed 2010-11-15
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2010, there were 649,357,786 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets:

Current Assets:
Cash	$206,679	$266,867
Accounts receivable - net	1,536,421	1,341,883
Inventory	757,128	397,908
Prepaid expense	159,676	57,076

Total Current Assets	2,659,904	2,063,734

Fixed Assets:
Computer equipment & software	64,047	63,448
Machinery and equipment	480,468	461,146
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(455,238)	(353,854)

Total Fixed Assets	94,942	176,405

Other Non-current Assets:
Product development costs - net	29,877	44,756
Goodwill	1,936,020	1,936,020
Deposits	-	15,000

Total Other Non-current Assets	1,965,897	1,995,776

Total Assets	$4,720,743	$4,235,915

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	September 30,	December 31,
	2010	2009
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$813,150	$306,196
Note payable - Sterling Factors	434,875	1,277,151
Notes and loans payable to related parties - current maturities	2,537,304	1,198,288

Total Current Liabilities	3,785,329	2,781,635

Total Liabilities	3,785,329	2,781,635

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares, issued -0- shares
at Sept 30, 2010 and December 31, 2009	-	-
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares, issued -0- shares
at March 31, 2009 and December 31, 2009
Preferred Stock, Series B-1, par value $.0001 per share	-	-
Authorized 2,108,813 shares, issued -0- shares
at Sept 30, 2010 and December 31, 2009	-	-
Preferred Stock, Series C, par value $1.00 per share
Authorized 1,000 shares, issued 1,000 shares
at Sept 30, 2010 and December 31, 2009	1,000	1,000
Common Stock, par value $.0001 per share
Authorized 850,000,000 shares,
Issued 649,357,786 shares at Sept 30, 2010
and December 31, 2009	64,937	64,863
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	6,911,642	6,734,720
Accumulated deficit	(6,001,724)	(5,305,862)

Total Stockholders' Equity	935,414	1,454,280

Total Liabilities and Stockholders’ Equity	$4,720,743	$4,235,915

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2010	2009	2010	2009

Revenues	$3,013,975	2,424,686	$3,969,550	4,968,061
Cost of Sales	(2,126,383)	(1,697,072)	(2,777,802)	(3,477,929)
Gross Profit	887,592	727,614	1,191,748	1,490,132

Operating Expenses:
Sales and marketing	192,393	36,556	379,110	113,284
Compensation	247,629	292,232	755,039	874,114
Professional fees	43,502	83,667	109,541	201,973
Product Development	44,587	55,735	115,266	152,003
Other general and administrative	127,581	190,741	344,889	624,577
Total Operating Expenses	655,692	658,931	1,703,845	1,965,951

Net Operating Income (Loss)	231,900	68,683	(512,097)	(475,819)

Other Income (Expense):
Debt forgiveness	-	-	-	-
Miscellaneous income	-	-	-	57
Interest expense	(101,724)	(67,548)	(183,765)	(198,179)
Interest income	-	-	-	-
Total Other Income (Expense)	(101,724)	(67,548)	(183,765)	(198,122)

Net Income (Loss)	$130,176	$1,135	$(695,862)	(673,941)

Income (Loss) per Common Share	$-	-	$-	-

Weighted Average Shares Outstanding	649,357,786	560,041,646	649,357,786	559,691,830

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended
	Sept 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(695,862)	$(673,941)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for expenses	6,525	21,000
Depreciation and amortization	134,938	172,873
Compensation expense from stock options	170,470	168,360
(Increase) decrease in accounts receivable	(194,537)	108,148
(Increase) decrease in inventory	(359,219)	(131,204)
(Increase) decrease in prepaid expenses	(102,600)	(147,962)
(Increase) decrease in deposits	15,000	-
(Increase) decrease in other assets	(18,675)	(30,292)
Increase (decrease) in accounts payable and accrued expenses	506,955	(1,297,398)
Increase (decrease) in accrued interest on notes payable	66,153	28,495
Net cash provided by (used in) operating activities	(470,852)	(1,781,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,921)	(42,336)
Net cash provided by (used in) investing activities	(19,921)	(42,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Stock	-	700,000
Processed from Note payable	434,875	1,823,518
Repayments of Note payable	(1,277,152)	-
Proceeds from notes and loans payable to related parties	2,465,000	-
Repayments of notes and loans payable to related parties	(1,192,138)	-
Net cash provided by financing activities	430,585	2,523,518

Net (Decrease) Increase in Cash and Cash Equivalents	(60,188)	699,261
Cash and Cash Equivalents at Beginning of Period	266,867	156,371
Cash and Cash Equivalents at End of Period	$206,679	$855,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$183,765	$169,683
Franchise and income taxes	$-	$-

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2010 and for the Nine month periods ended September 30, 2010 and 2009 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in four primary business segments: Task Lights, Power Failure Lights and Computer peripherals.  The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party manufacturing companies.

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

As of September 30th, 2010 and December 31, 2009, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $757,128 and $397,908 at September 30, 2010 and December 31, 2009, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2009 and the Third quarter of 2010.

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

Depreciation expense was $101,384 and $102,088 for the nine  months ended September 30, 2010 and 2009, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Diluted loss per common share for the Nine months ended September, 30, 2010 and 2009 are not presented as it would be anti-dilutive.  At September 30, 2010 and 2009, the total number of potentially dilutive common stock equivalents was 145,729,910 and 246,562,717, respectively.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2010 and 2009 include the accounts of the parent entity and its wholly-owned subsidiaries Black Box Innovations, L.L.C., and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities at September 30, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $106,423 and $113,284 for the nine months ended September 30, 2010 and 2009, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $59,266 and $48,884 for the nine months ended September 30, 2010 and 2009, respectively.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the nine months ended September 30, 2010, the Company recognized a compensation expense of $117,418  related to these options.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $7,862 related to these options.  For the nine months ended September 30, 2010, the Company recognized compensation expense of $1,965 related to these options.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company The options vest in one year.  For the year ended December 31, 2009, the Company recognized compensation expense of $42,663 related to these options.  For the nine months ended September 30, 2010, the Company recognized compensation expense of $33,837 related to these options. No further expense will be recognized for these options.

On April 23, 2010, the Company granted 4,800,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  For the nine months ended September 30, 2010, the Company recognized compensation expense of $17,250 related to these options

.The Company recognizes compensation expense paid with common stock and other equity instruments issued for assets and services received based upon the fair value of the assets/services or the equity instruments issued, whichever is more readily determined.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the Nine months ended September 30, 2010 included $6,525 for consulting fees.  Stock-based compensation expense for the Nine months ended September 30, 2009 included $21,000 for consulting fees.

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

Pervasiveness of EstimatesThe preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of September 30, 2010, the Company had no cash in excess of FDIC limits.

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

NOTE 3 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Director

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2011.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  At September 30, 2010 and December 31, 2009, the total amount payable on this note was $466,886 and $546,025, respectively.  Interest payments are being made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.  This note was amended on January 2, 2010.  As amended, the note is due on of before January 11, 2011 and carries an interest rate of 8% per annum.  .  At September 30, 2010, the total amount payable on this note was $264,959, including interest of $14,959.  At December 31, 2009, the total amount due on these notes was $250,000.

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

On March 11, 2010, the Company received a loan from a director of $100,000.  The note is due on or before March 11, 2011 and carries an interest rate of 8% per annum.  At September 30, 2010 the total amount payable on this note was $104,449, including interest of $4,449.

On May 11, 2010, the Company received a loan from a director of $75,000.  The note is due on or before January 1, 2011 and carries an interest rate of 8% per annum.  At September 30, 2010 the total amount payable on this note was $77,334, including interest of $2,334 amount.

On June 11, 2010, the Company received a loan from a director of $150,000.  The note is due on or before January 1, 2011 and carries an interest rate of 8% per annum.  At September 30, 2010 the total amount payable on this note was $153,649, including interest of $3,649

CHDT Corp - Notes Payable to Officers

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  These were amended on January 2, 2010.  As amended, the notes are due on or before January 2, 2011 and carry an interest rate of 8% per annum and were due within six months.  At September 30, 2010 the total amount due on these notes was $211,968, including interest of $11,968.  At December 31, 2009, the total amount due on these notes was $200,000.

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

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  This note was amended on January 2, 2010.  As amended, the note carries an interest rate of 8% per annum and is due on or before January 2, 2011  In December 2008, the Company borrowed an additional $75,000 from this director.  This note was amended on January 2, 2010.  As amended, this note is due on or before January 2, 2011.  At September 30, 2010 the total amount due on these notes was $202,263, including interest of $24,263.  At December 31, 2009, the total amount payable on this loan was $202,263, including interest of $24,263

Capstone Industries – Loans Payable to Officer

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

Based on the above, the total amount payable to officers and directors as of September 30, 2010 and December 31, 2009 was $1,481,508 and $1,198,288, respectively, including accrued interest of $ 61,622 and $24,263, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2010	$-
2011	1,481,508
2012	-
2013	-
2014	-
Total future maturities	$1,481,508

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

At  December 31, 2009, there was $1,277,151 due on this loan..  During 2010, the balance of this loan was paid off in full and the loan closed.

Note Payable – Sterling Capital Funding

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding, a division of Sterling Factors Corporation, located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provides funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  CHDT Corp and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling Capital Funding , a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to Sterling Capital Funding loan.  No payments will be made on the subordinated debt until the Sterling Capital Funding loan is paid in full.  As of September 30, 2010, the balance due to Sterling was $434,875.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY PURCHASE ORDER ASSIGNMENT-FUNDING AGREEMENT

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

Stewart Wallach, the Company’s Chief Executive Officer and President, was a director of Examsoft Worldwide until November 2009

On January 25, 2010, Capstone Industries, Inc. received a $92,000 loan from Systematic Development Group, LLC.  The loan is due on or before Dec 15, 2010 and carries an interest rate of 1.5% simple interest per month.  This loan was paid in full in September 2010

During Second Quarter 2010, Capstone Industries, Inc. received additional $445,000 loan from Systematic Development Group, LLC.  The loan is due on or before Dec 15, 2010 and carries an interest rate of 1.5% simple interest per month (18% annual).  At September 30, 2010, the total amount due on this loan was $143,648, including accrued interest of $9,648.

During Third Quarter 2010, Capstone Industries, Inc. received additional $714,000 loan from Systematic Development Group, LLC.  The loan is due on or before Dec 15, 2010 and carries an interest rate of 1.5% simple interest per month (18% annual), At September 30, 2010, the total amount  due on this loan was $243,167 including accrued interest of $4,167

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Systematic Development Group, LLC.

On June 24, 2010, Capstone Industries, entered into a Purchase Order Funding agreement with a director.  The agreement provides for loans from the director up to $682,730, with a due date of December 31, 2010, carries a simple interest rate of 1.5%% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  On June 25, 2010, the Company received $265,000 pursuant to the agreement.  During the third quarter Company received additional finding of $415,000 and repaid $218,445 including $13,445 interest.  At September 30, 2010 the total amount payable on this note was $485,339, including accrued interest of $ 10,339.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY PURCHASE ORDER ASSIGNMENT-FUNDING AGREEMENT (continued)

On July 21, 2010, the Company entered into a Purchase Order Funding agreement with Everett Fleisig.  Mr. Fleisig is the father in law of an officer of the company.  The agreement provides for loans up to $356,000, with a due date of December 31, 2010, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  At September 30, 2010 the total amount payable on this note was $183,642 including accrued interest of $4,642

NOTE 6 – LEASES

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

License Agreement

On April 12, 2007, the Company entered into a trademark and licensing agreement with The Armor All/STP Products Company (“AASTP”).  As part of the agreement, the Company is required to pay AASTP royalties  until September 1, 2010 either at fixed periodic amounts or 7% of product sales.  The Company is required to make guaranteed minimum royalty payments during 2010 as follows: $187,500 payable in 2010. The license will not be renewed. Future guaranteed minimum royalty payments are as follows:

Guaranteed Minimum
Year	Royalty Payments
2010	$187,500
$187,500

NOTE 8 - STOCK TRANSACTIONS

Common Stock

In February 2008, the Company issued 1,584,000 shares of common stock for accrued directors’ fees of $40,000.

In March 2008, the Company issued 112,000 shares of common stock for consulting expenses of $2,500.

In February 2009, the Company issued 2,100,000 shares of common stock for consulting expenses of $21,000

In September 2010, the Company issued 725,000 shares of common stock for consulting expenses of $6,525

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 102,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, the Company’s CEO, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 23, 2008, 74,666,667 of these options were cancelled.  Compensation expense was recognized through the date of the cancellation of the options. On July 31st, 2009, 5,000,000 of the fully vested options  and fully expensed options were amended and transferred to G. McClinton. On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton, the Company’s COO and Secretary, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled. On July 31st, 2009 , 5,000,000 of S. Wallach fully vested  and fully expensed options were amended and transferred to G. McClinton.

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

Suboptimal Exercise Behavior Multiple – 2.0

Number of Steps – 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK TRANSACTIONS (continued)

The Company will recognize compensation expense of $27,000 in 2010 and $12,000 in 2011 related to these stock options.

The following table sets forth the Company’s stock options outstanding as of September 30, 2010, December 31, 2009,2008 and 2007 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, December 31, 2007	135,450,000	$ 0.029
Granted	5,500,000	0.029
Exercised	-	-
Forfeited/expired	76,516,667	0.029

Outstanding, December 31, 2008	64,433,333	0.029
Granted	4,500,000	0.029
Exercised	-	-
Forfeited/expired	-	-

Outstanding, December 31, 2009	68,933,333	0.029	6.67	$ -
Granted	4,800,000	0.029		-
Exercised	-	-		-
Forfeited/expired	4,000,000	0.029		-

Outstanding, September 30 , 2010	69,733,333	$ 0.029	6.16	$ -

Vested/exercisable at December 31, 2008	43,102,777	$ 0.029	6.37	$ -

Vested/exercisable at December 31, 2009	57,266,667	$ 0.029	6.99	$ -

Vested/exercisable at September 30, 2010	58,191,666	$ 0.029	6.23	$ -

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	4.58	$.020	250,000
$.029	54,983,333	6.58	$.029	48,241,666
$.029	2,500,000	7.58	$.029	2,500,000
$.029	700,000	8.5	$.029	700,000
$.029	1,000,000	7.25	$.029	1,000,000
$.029	150,000	7.33	$.029	150,000
$.029	850,000	8.67	$.029	850,000
$.029	4,500,000.67		$.029	4,500,000
$.029	4,500,000	4.50	$.029	-
$.029	300,000	9.50	$.029	-

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

NOTE 12 – INTANGIBLE ASSETS

During 2008, the Company had capitalized $168,900 related to packaging artwork and design costs related to the Company’s AASTP products and Lighting products as intangible assets.  These costs are being amortized over their useful life, which the Company has determined to be two years.  During 2008, the Company recorded $65,200 of amortization expense related to these assets.  During 2009, the Company capitalized an additional $37,142 related to packaging artwork and design costs and recognized amortization expense of $96,086 during the year.  During 2010, the Company capitalized an additional $18,675 and recorded $33,554 of amortization expense related to these assets.  At  September 30, 2010 and December 31, 2009, the net amount of the intangible asset was $29,877 and $44,756, respectively.

NOTE 13 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after September 30, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures. The Company has concluded that there are no significant or material transactions to be reported for the period from October 1, 2010 to the date of filing.

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

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with successive fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of November 11th, 2010, the Common Stock was trading at below one cent and consistently traded below one cent for most of fiscal year 2010.  Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider other risk factors in this Report and other SEC filings of the Company, including the Form 10-K Report for December 31, 2009.

All forward-looking statements attributable to us are expressly qualified in their entirety by the above and all other applicable risk and other factors. We undertake no obligation to update or revise these forward-looking statements, except as required by law, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009; and (ii) financial liquidity and capital resources.

Through our operating subsidiaries, we are a developer and manufacturer of niche consumer products selling to primarily distributors and retailers in the United States. Our Capstone Industries, Inc. (“Capstone”) subsidiary currently operates in five primary business segments: Reading Lights, Task Lights, Power Failure Lighting, Wireless Motion Sensor Lights, and Computer Peripherals.

Our growth strategy has four main elements:

1.	Introduce our new product lines to more departments at existing retail distribution channels; and
2.	Continue to expand retail distribution and move into new distribution channels; and
3.	Release new innovative products in order to expand existing categories; and
4.
Through acquiring businesses that have innovative products that would complement our existing marketing strategies or allow the company to diversify into other markets (although the depressed level of our Common Stock has made any acquisitions impractical) .

Capstone Lighting products specialize in value priced, innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, Eco power failure lights, Wireless Motion Censor Lights and also offers “Private Label” programs marketed to major retailers.  “Private Label” is the manufacture of products by a company and those products are sold under the name or trade name of the manufacturer or manufacturer’s retailers, distributors or bulk buyers.  In March 2009 at the International Hardware Show, Capstone launched a new and expanded line of booklights and multi-tasklights under the name PathwayLights™. In March 2010 at the International Housewares show the PathwayLights™ continued to expand the line with the ebooklite specifically designed to provide lighting for the eReader ebook products and the Retro Taskbright series, which is a collection of trendy colored tasklights in a Retro look design.

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

STP®-branded tools were launched in October 2007. This product line included the new technology lithium batteries for the 3.6v, 4.0v, 8.0v screwdrivers and 12v and 20v drill driver lines.

STP®-branded Automotive Accessories were also launched in October 2007. This product line included 200w, 400w, 800w and 1000w inverters, rechargeable Spotlights from 1 million candle-power up to 10 million candle-power, 12v air compressor, garage clocks and weather centers.
However, after initial successes in this business category, the STP®-branded line has been impacted by the  continued severe economic downturn in the retail market especially in the Hardware and Automotive segments as well as usual and customary impact of competitive products. After exhausting our efforts in this market, it is evident that this category will remain severely depressed and slow to recover as a result of the recession and we do not plan to continue marketing this line beyond 2010.   We have reduced our marketing and sales effort for STP®-branded line to focus on more successful product lines.

As a small reporting company with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.   We face many national or regional brand-named competitors in all of our product lines. However we attempt to compete by leveraging the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more functions at what we deem to be a value price and supported.  We believe that we can compete in most of our product lines, subject to targeted marketing or competitive tactics by larger and/or more established competitors.   We have had to rely on loans from members of management from time to time to finance product purchases for orders and working capital..  Such funding may or may not be available in the future.

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

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem in part from the past and our history of failed businesses and in part from current recession, in which our kind of consumer goods are not an essential purchase. The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business.  In fiscal year 2009 and through 2010 to date, we had to continue our historical reliance on raising working capital for operations and product development by selling securities to investors and/or receiving loans or investment from members of management or their affiliates. We were able to obtain a factoring financial agreement to help support Capstone operations and working capital needs, however we may have to continue to raise working capital for CHDT and working capital for Capstone business and product development (as well as any possible mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already significant number of outstanding shares of Common Stock, significantly dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.  The market price for our Common Stock has consistently trended downward in the during fiscal year 2010 and this trend only increases our difficulty in pursuing our business plan or any alternatives thereto as well as hampers our efforts to fund such operations or plans.

Our lack of primary market makers and institutional investor support of our Common Stock also contributes to our burden in achieving sustained, profitable business lines.   These problems stem from the manner in which CHDT was taken public in the late 1980’s and developed a public market for the Common Stock in 1989.  CHDT did not, and perhaps could not under then current circumstances, do an underwritten initial public offering and produce a national network of broker-dealers and institutional investors interested in long-term investment in CHDT and stability in the market price for the Common Stock. As a result, we have had difficulty in sustaining any increases in the market price of the Common Stock or maintaining stability in the market for our Common Stock.  When the market price of the Common Stock enjoys any significant percentage increase, shareholders tend to sell the Common Stock to reap any gains (no matter how small) from the market price increase and the selling causes the market price of the Common Stock to fall back to prior levels.  Since there are no primary market makers or institutional investors supporting the Common Stock, there are no investors effectively countering the impact of the selling pressure on the market price for the Common Stock. The low market price and lack of support for our Common Stock means that we are hampered in our ability to resort to the public markets to raise working capital because of the low stock market price. As such, we do not readily enjoy one of the principal benefits of being a public company: ready access to the public securities markets for working capital.

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

Results of Operations: For the three months ended September 30, 2010, the Company had a net profit from continuing operations of approximately $130,176 as compared to a net profit of $1,135 for the same quarter in 2009. An increase of $129,041 compared to the same quarter in 2009. It is also a $448,414 net income improvement from the $318,238 net loss incurred in the second quarter ending June 30, 2010. For the nine months ended September 30, 2010, the Company had a net loss from operations of approximately $695,682 compared to a net loss of $673,941 for the nine months ended September 30. 2009.

Total Net Revenues: For the three months ended September 30, 2010 and 2009, the Company had total sales of approximately $3,013,975 and $2,424,686 respectively, for an increase of approximately $589,289 which represents a 24.3% increase from 2009 and a $2,411,435 or 400.2% revenue increase over the second quarter ending June 30, 2010. For the nine months ended September 30, 2010 and 2009, the Company had total sales of approximately $3,969,550and $4,968,061 respectively, for a decrease of approximately $998,511 which represents a 20% decrease from 2009 results. All of the revenue was generated by the Company’s primary operating subsidiary, Capstone. The continued retail downturn impacted revenue for the first half of the year, primarily as a result of orders being delayed. In the third quarter we have been able to recoup some of those sales.

Cost of Sales: For the three months ended September 30, 2010 and 2009, cost of sales were approximately $2,126,383 and $1,697,072, respectively. For the nine months ended September 30, 2010 and 2009, costs of sales were approximately $2,777,802 and $3,477,929 respectively.

This cost represents 69.9% and 70% respectively of total Revenue. As a percentage of Total Revenue costs have remained steady.

Gross Profit: For the three months ended September 30, 2010 and 2009, gross profit was approximately $887,592 and $727,614 respectively, an increase by approximately $159,978 or 22% from the same period in 2009. This also represents a $698,215 or 368% increase from the $189,377 gross profit in the second quarter ending 06-30-10. For the nine months ended September 30, 2010 and 2009, gross profit was approximately $1,191,748 and 1,490,132 respectively.  Gross profit as a percentage of sales for the quarter ended September 30, 2010 and 2009 was 29.4 % and 30.0% respectively and for the 9 months ended September 30, 2010 and 2009 was 30% and 30% respectively. The gross profit percentage during 2010 has remained steady as compared to 2009 despite competitive pressures to provide additional marketing incentives.

Total Operating expenses for the three months ended September 30, 2010 and 2009 were $655,692 and $658.931 respectively.  This was a slight decrease of approximately $3,239 as compared to the same period in 2009.  For the nine months ended September 30, 2010 and 2009, operating expenses were $1,703,845 and $1,965,951 respectively, a decrease of approximately $262,106 or 13.3%.
Sales and Marketing expenses for the three months ended September 30, 2010 and 2009 were $192,393 and $36,556 respectively. This large expense increase from 2009 is mainly attributed to Royalty payments of $67,500 to STP and $ 87,030 spent on advertising, promotion and marketing allowances during the quarter. For the nine months ended September 30, 2010 and 2009, sales and marketing expenses were $379,110 and $113,284 an increase of $265,826. This includes $192,500 of STP License fees which will end in the third quarter 2010.

Compensation expenses for the three months ended September 30, 2010 and 2009 were $247,629 and $292,232 respectively.  This is a reduction of $44,603 or 15.2% due to salary reductions by Executive Management in the quarter. Compensation expenses for the nine months ended September 30. 2010 and 2009 were $755,039 and $874,114 respectively. This is a reduction of $119,075 or 13.6% for the nine months as compared the same period in 2009.

Professional Fees for the three months ended September 30th, 2010 and 2009 were $43,502 and $83,667 respectively. A reduction of $40,165 or 48%. For the nine months ended September 30th 2010 and 2009 expenses were $109,541 and $201,973 respectively a decrease of $92,432 or 45.7%

Product Development expenses for the three months ended September 30th, 2010 and 2009 were $44,587 and $55,735 respectively.  For the nine months ended September 30, 2010 and 2009 expenses were $115,266 and $152,003 respectively.

General Administration for the three months ended September 30, 2010 and 2009 were $127,581 and $190,741 respectively. This was a reduction of $63,160 or 33.1% in the quarter as compared to 2009.  For the nine months ended September 30, 2010 and 2009 were $344,889 and $624,677 respectively. This was a reduction of $279,688 or 44.8%% for the nine months as compared to the same period 2009.

Net Operating Income (Loss) for the three months ended September 30th, 2010 and 2009 was $231,900 and $68,683 respectively. This is an increase of $163,217 or 237.6% higher than same period last year and $501,952 higher than the net income (loss) for the 2nd quarter ending June 30th, 2010.  For the nine months ended September 30th, 2010 and 2009 were $(512,097) and $(475,819) respectively.

Other Income (Expense): Interest Expenses for the three months ended September 30, 2010 and 2009 were approximately $101,724 and $67,548 respectively, an increase of $34,176 or 50.5%. This expense increase is the result of additional loans required to fund working capital and customer orders. For the nine months ended September30, 2010 and 2009 expenses were $183,765 and $198,179 a reduction of $14,414 or 7.3%

Net Income (Loss): The Net Income for the three months ended September 30, 2010 and 2009 was approximately $130,176 and $1,135 respectively. Net Income increased $129,041 over the same quarter last year. The Loss for the nine months ended September 30, 2010 and 2009 was approximately $695,862 and $673,941 respectively. The improved net income performance in the third quarter 2010 has allowed us to reduce the net loss as of June 30th, 2010 from $(826,040) down to $(695,862).

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

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending September 30 , 2010.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term National customers with superior payment records. Our managers monitor our receivables closely.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of November 10, 2010, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2010, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending September 30, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were voted on or presented for shareholder approval in the fiscal quarter ending September 30, 2010.

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

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 12th day of November, 2010.

CHDT CORPORATION

Dated:   November 12, 2010

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer