Form 10-K
period 2010-12-31
CHDT CORP
filed 2011-03-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     _______ to _______

Commission File Number 000-28831

CHDT CORPORATION
(Exact name of small business issuer as specified in its charter)
Florida	84-1047159
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer No.)

350 Jim Moran Boulevard, Suite 120
Deerfield Beach, Florida  33442
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as March 14, 2011 was approximately $ 2,573,296.

Number of shares outstanding of the Registrant’s Common Stock, as of March 14, 2011, is 649,357,786.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant’s Definitive Information Statement under Regulation 14C to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains statements that constitute   "forward-looking statements” as defined under the Private Securities Litigation Reform Act 1995, as amended.  Those statements  appear in a number of places in this Form 10-K Report and include,  without limitation,  statements  regarding the intent,  belief and  current  expectations of the Company, its directors or its officers with respect to the  Company's  policies  regarding  investments,  dispositions,  financings, conflicts of interest and other  matters;  and trends  affecting  the  Company's financial condition or results of operations.  Forward looking statements include words like “expect,” “anticipate,” “hope,” “project,” “may” or similar words.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ  materially  from those in the  forward-looking statement as a result of various factors – some factors being beyond the Company’s control or ability to foresee. The accompanying information contained in this Form 10-K Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such   differences.   With respect  to  any  such forward-looking   statement   that  includes  a  statement  of  its  underlying assumptions  or  bases,  the  Company  cautions  that,  while it  believes  such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases  almost  always vary from  actual  results,  and the  differences between  assumed facts or bases and actual results can be significant or “material”  depending on the circumstances.  When, in any forward-looking statement, the Company, or its management,  expresses  an  expectation  or belief as to  future  results,  that expectation  or belief is  expressed  in good  faith and is  believed  to have a reasonable  basis, but there can be no assurance that the stated  expectation or belief will result or be achieved  or  accomplished.  Further, the Company is a "penny stock" and a micro-cap Company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report on Form 10-K are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect  events,  new  information  or  circumstances  occurring  after the date hereof.

DEFINITIONS:

As used in this Report on Form 10-K, the following terms have the stated meaning or meanings:

(1)  “Black Box Innovations, L.L.C.” or “BBIL” is a wholly owned subsidiary of CHDT Corporation.
(2)  “CHDT Corporation,” a Florida corporation, may also be referred to as “we,” “us” “our,” “Company,” or “CHDT.” Unless the context indicates otherwise, “Company” includes in its meaning all of CHDT’s subsidiaries.
(3)  “China” means Peoples’ Republic of China.
(4)  “V” means volts.
(5)  “W” means watts.
(6)  References to "'33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(7)  References to "'34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(8)  “SEC” or “Commission” means the U.S. Securities and Exchange Commission.

PART I

Item 1.   The Company Overview.  We are a public holding Company organized under the laws of the State of Florida and engaged in the business of producing and selling certain consumer products, which are manufactured in China by contract manufacturers,  through our two wholly owned operating subsidiaries; (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired by us in a cash and stock transaction on September 13, 2006 (“Capstone”) and (b) Black Box Innovations, L.L.C., a Florida limited liability Company (“BBIL”) formerly known as “Overseas Building Supply, L.C.” and organized by certain members of CHDT management and the Company on February 20, 2004. In April 2008, we changed the name of Overseas Building Supply, L.C.,  to “Black Box Innovations, L.L.C.” which has no significant business operations at this time.   The membership interest of certain members of management in BBIL was eliminated in 2004 and BBIL is now solely owned by the Company.

New Developments.  As previously reports, from time to time, the Company management engages in a review of possible changes in business lines and product lines, mergers and acquisitions strategies and other actions to enhance shareholder value.  Such a review has been undertaken in December 2010 with the assistance of an outside investment banking firm.  While no decisions or commitments have been made with respect to a specific transaction or opportunity, the review continues as of the date of this Annual Report on Form 10-K.

Publicly Traded Securities:  Our Common Stock, $0.0001 par value, is quoted on the Over-the-Counter Bulletin Board under the Symbol “CHDO.OB” (“Common Stock”).  No other securities of the Company are publicly traded.

Business and Product Lines:  Capstone produces through contract manufacturers in China:  (1) Portable booklights, specialty booklights, multi-task lights; (2) e Reader lights; (3) Eco-i-Lite power failure lights and night lights; (4) Wireless motion sensor lights; and (5) Light Ringers™ lamps.

Company History:  The Company history is set forth after “Employees” section  below in this Part 1, Item 1 of this Annual Report on Form 10-K.

Current Products.   Capstone is engaged in the business of producing the following consumer products, which are, unless indicated otherwise, manufactured for and under the trade name of “Capstone” by contract manufacturers in China, distributed by us and sold through regional and national retailers and distributors in the United States:

(1) Portable book lights, Specialty booklights,  Task lights. In March 2009 the Company launched an expanded new line of booklights and multi-task lights, under the name PATHWAY LIGHTS®. This program included the following named products: Mini Taskbright, Multi Taskbright, Poser Taskbright, PawprintTaskbright, Compact 1 Brightbook, Compact 2 Brightbook, Britespot 2 Brightbook, Britespot 3 Brightbook, and Multipose Brightbook.  In March 2010 at the International Housewares Show, the PATHWAY LIGHTS® program was further expanded with the launch of the Diva Compact Book light, the Retro Taskbright and the Minipose Taskbright   with additional trendy colors offered in our established line. These LED booklights are small, lightweight and portable and attach to reading materials and illuminate the area of text. They are powered by batteries which are typically included in our product offerings. In March 2011, at the International Housewares Show, the PATHWAY LIGHTS® program was further expanded with additional trendy colors and new designs.

(2) In July 2010, we developed the eReader-Lite and the eBook-Lite products and presented to only a few retailers as it was late in the buying season. The eReader Lights category will be officially launched in March 2011  at the International Housewares Show. This new category has been specifically designed to provide lighting for the new trendy eReader products. The eGrip design allows it to adjust to most eReader designs.  In March 2011, at the International Housewares Show, the Company expanded the line with the introduction of new colors and a rechargeable eReader-Lite.

(3) In 2009, the Company also launched the Eco-i-Lite and Mini Eco-i-lite Power Failure Lights. Both use induction charge technology and function as a power failure light, hand held flashlight, and night lite. Each product uses an encased lithium ion battery that when fully charged provides 7 + hours of battery life and LED light bulbs that last 100,000 hours. In March 2010, at the International Housewares Show, the Company expanded the line with the launch of the Midi Eco-i-Light and the Pawprint Line in Full size, Midi and Mini, specifically developed for the dog walking consumers. In March 2011, at the International Housewares Show, the Company introduced Mini Eco-i-Lite  for children’s rooms and a version marketed to senior citizens. The Company also launched a new Eco-Headlite.

(4). In March 2010, at the International Housewares Show, the Company also launched its new C-Lite Wireless Motion Sensor light. This is offered in a 12 LED full size and a 6 LED Mini Size and is powered by AA batteries. These lights provide lighting for dark areas without having to install electrical wiring. The bulb housing rotates 360 degrees to allow for light to be directed where needed. Both versions have a Motion Sensor Circuitry that activates the lights when movement is detected within 13 feet of the C-Lite. Both versions have a Hi and Lo light brightness setting to conserve the batteries. The full size also has a period selector (60 seconds, 90 seconds or 120 seconds) which presets the time period that a light should turn off after the last motion has been detected. Both come with a unique slide and snap bracket that allows for the product to be installed on a wall.  In March 2011, the Company launched a 24 LED Outdoor version of the C-Lite motion sensor light.

(5) In March 2010, the Company officially launched its new line of Light Ringers® Lamps. This offer includes the 12 LED Battery Operated Lamp, 12 LED Rechargeable Lamp, 12 LED Solar Lamp and 12 LED AC Lamp also the 20 LED Rechargeable Lamp, 20 LED AC Lamp, 20 LED Metal Lamp and 20 LED Utility Lamp. These products are all offered in trendy colors and unique packaging.

Distribution of Products:  Capstone distributes its products through existing national and regional distributors and retailers in the United States, including,   office-supply chains, book store chains, warehouse clubs, supermarket chains, drug chains, department stores, catalog houses, online retailers and book clubs.   Our largest distribution channels are: Target Stores, Wal-Mart/Sams Club,  Meijer Stores,  Office Depot Barnes & Noble book stores, Borders book stores, Brookstone, Fred Meyer-Kroger Stores, Costco Wholesale,  The  Container Store , Starcrest  True Value and  Smart Home Inc and in Central and South America with our master distributor  Avtek.   These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  When we launch new products, our sales team will initially introduce the new line to our existing customer base. Many of our products are multifunctional and as such can be marketed to many other departments within an existing customer. Our goal is to expand our products into other departments where the product features fill a consumer’s need.

Marketing and Sales:  We use employee-salesmen, distributors, and a network of manufacturer representatives to direct sell our products to the distribution channels referenced above.   We also display and market our products at industry trade shows to promote our products to retailers and distributors in North America. At  trade shows, we have been successful at promoting  our innovative products by entering and winning various industry product recognition awards.

We rely on our distribution channels to advertise our products to the consumers but our products have been featured on National Television networks for innovative products.  We have  websites for CHDT and Capstone products. These are user friendly sites and designed for informational purposes only. We do not plan at this point to develop e-commerce capabilities on the Capstone site.

In March 2009, at the International Housewares Show, we successfully launched the Pathway Lights® booklight program and the Eco-i-Lite power failure light program.

In March 2010, at the International Housewares Show,  we launched the new product line C-Lite Wireless Motion Sensor Light, the Light Ringers® Lamps, expansion to our Pathway Lights® program.

In March 2011, at the International Housewares Show we officially launched the eReader Light category, expansions to our Eco-i-Lite power failure light program, Wireless Motion Sensor Lights program and PATHWAY LIGHTS® booklight program.

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

Often, it is more economical and efficient to manufacture products in China and have them shipped to the United States than to have such products produced in North America. While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States. In Hong Kong we also have exclusive  personnel experienced in Engineering, Product Development and Logistics  and a Quality Control  inspection Company , who work with us to develop and prototype new product concepts and then interface with our Chinese factories to ensure products are Quality Control tested before and during production. This team also provides extensive, product development, and quality control and logistics support to ensure on time shipments. We have also close relationships with the Certification Labs in Hong Kong such as STR Labs, Intertek and Bureau Vitas Labs that provide full product testing, certification and factory and security auditing services.

-
Experienced in Dealing with Retail and Distributor Networks:  We believe our management has extensive experience in getting consumer products into the retail and distribution channels, which is key to being competitive in our segments of the consumer product industries; and

-
Niche Markets.  We believe our management is experienced in locating and developing niche product opportunities that may be overlooked or underexploited by competitors, especially larger competitors.   Typically, we seek to find products where we believe that we can win a profitable niche of the market share – one where the number or extent of commitment of competitors presents a reasonable opportunity to acceptable market entry costs to obtain a profitable market niche.

-
Acquisition for Niche Product. We will pursue acquiring promising niche products by acquiring other companies with such products or the technology to develop such niche products.  We will use, when possible, the Common Stock to acquire such companies.  If cash is required for an acquisition, we will have to raise such cash by selling our securities to investors and/or borrowing money from our officers and directors and/or third party sources.  The selling of our securities will dilute our existing shareholders and the borrowing of money will divert any cash flow from operations.  Despite these negative consequences, we believe that we cannot be competitive or successful without innovation and expansion of consumer products, which may require acquisition by merger or other form of acquisition.  The low market price of our Common Stock makes acquisitions difficult to negotiate and consummate.

Patents and Proprietary Rights:

Patents currently owned by Capstone include:

•	Timely Reader Booklights with Timer and Auto Shut Off.
•	Eco-i-Lite Power Failure Light

Trade Marks owned by Capstone include:

•	Timely Reader
•	Xxtreme Blinkers
•	Light Ringers
•	PATHWAY LIGHTS

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

Lastly, there can be no assurance that third parties will not bring suit against us for patent infringement by a licensee or us, or to have our patents declared invalid.  We do not have insurance to cover such intellectual property lawsuits and such lawsuit can be extremely expensive to defend.

Competition:  Capstone competes against numerous consumer product companies.  Competitors of Capstone’s PATHWAY LIGHTS® include:  Zelco Industries, Inc. of  Mount Vernon,  New York,  which makes the ITTY BITTY™ light and Lightwedge, LLC of Nantucket, Massachusetts.  With trends and technology continually changing, to remain competitive in the industry, Capstone will have to continue to develop and introduce new products and color options at competitive pricing.  Many national retailers such as Target, Walmart and Barnes & Noble offer book lights as part of their product line.

We face extensive competition from numerous competitors in the lighting product line in the United States.  Many of our competitors have significantly greater resources, far more years in selling this market segment and far greater market share than we do.  Companies like GE and FEIT are significantly larger companies than we are and  have well-established and much larger market share than we do in the U.S. home lighting industry.  Our ability to obtain any share in the U.S. home lighting market depends on the innovation, quality and value of our product offerings. .

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

Bank Loan. On May 1, 2008, Capstone entered into a $2 million principal-amount, asset-based loan agreement with Sterling National Bank of New York City whereby Capstone received a credit line to fund working capital needs (“Loan”).   The Loan provides funding for an amount up to 85% of eligible Capstone U.S. accounts receivable and 50% of eligible Capstone inventory. The interest rate of the Loan shall be the Wall Street Journal Prime Rate plus one and one-half percent (1.5%) per annum (adjusted automatically with changes in the Wall Street Journal Prime Rate).  Capstone management believes that this credit line and available cash flow will be adequate to fund most of Capstone’s ongoing working capital needs. CHDT and Howard Ullman, the Chairman of the Board of Directors of CHDT, has personally guaranteed Capstone’s obligations under the Loan. The foregoing summary of the Loan is qualified in its entirety by reference to the documents evidencing the Loan, which are attached as exhibits 10.1 through 10.4 to the Form 8-K, dated May 1, 2008,  and filed with the SEC on May 8, 2008.  The maturity date for this loan was May 1, 2010. On February 19, 2010, Capstone entered a loan modification agreement which extended the loan for two years until May 1, 2012. The interest rate for the loan shall be the contract rate plus one and three quarter’s percent (1.75%) At  December 31, 2009, there was $1,277,151 due on this loan. During 2010, this loan was paid off in full and the note was closed.

Note Payable – Sterling Capital Funding

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding, a division of Sterling Factors Corporation, located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate, which at time of closing was 5%.  CHDT Corp and Howard Ullman, the Chairman of the Board of Directors of CHDT, has personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling Capital Funding , a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to Sterling Capital Funding loan.  No payments will be made on the subordinated debt until the Sterling Capital Funding loan is paid in full.  As of  December 31, 2010, the balance due to Sterling Capital was $889,708.

Employees:  As of December 31, 2010, we had a total of 9 full-time employees, consisting of 4 officers employed by CHDT and five persons employed by Capstone.  Capstone may add additional salespersons in 2011 to sell its consumer products.  Company History:  The Company was incorporated under the name “Freedom Funding, Inc." in Delaware on September 18, 1986.  On January 18, 1989, the Company reincorporated from Delaware to Colorado. On November 18, 1989 the name of the Company was changed to "CBQ, Inc." On May 17, 2004, the Company changed its name from “CBQ, Inc.” to “China Direct Trading Corporation” and also reincorporated from Colorado to Florida by a statutory merger.

From 1986 through 1997, the Company had no business operations and its sole activity was to pursue its business plan to investigate business opportunities in which to engage by merger or acquisition. The Company was a "blank check" shell Company during this initial development stage in this early period.

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

By the first three quarters of fiscal year 2003,   we had no business operations or source of revenue and its management was reduced to a caretaker officer and one to two directors.

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

CPS  was also indebted to us under a promissory note in the original principal  amount of  $250,000,  executed  by Dato on June 27, 2006 and payable to us,  bearing  interest at 7% per annum and maturing on June 30,  2007,  subject to  extension  (the "2006  Promissory  Note") and subject to offset by (i) $41,600  owed by an affiliate of  CHDT to the CPS for funds advanced by CPS for  portable  generators  which were never  delivered  and (ii) $15,000 as an agreed amount paid to compensate CPS for refunds required to be made to clients of CPS for  cancelled  sales made  personally  by Howard  Ullman (which amounts  have been  applied  first to accrued  and unpaid interest  due September 30, 2006 and December 31, 2006 and then applied to quarterly interest payable on the principal of the 2006 Note to maturity (June 30, 2007),  and then to reduce the principal  amount of the 2006  Promissory  Note to $210,900).

Further,  the CPS Settlement Agreement:  (a) cancelled the Voting  Agreement,  dated January 27, 2006,  by and among Dato, CHDT and Howard  Ullman;  (b) removed us as a party to the Employment Agreement, dated January 27, 2006, with Dato and CPS and  (c) required CPS and Dato to  cooperate  with us and the auditors   in    completing    all   audits    required   by CHDT’s Commission-reporting  obligations in fiscal years 2006 and 2007. Pursuant to the terms of the Agreement, Dato resigned from all positions at CHDT and Howard Ullman resigned from all positions at CPS - both effective  January 26, 2007.

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

On September 15, 2006, we entered into a Stock Purchase Agreement with Capstone and Stewart Wallach, the sole shareholder, a director and a senior executive officer of Capstone.  Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CHDT) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).   On July 9, 2009, the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares. The series B-1 shares are convertible into common stock; at a rate of 66.66 of common shares for each share of series “B-1” On December 17, 2009, the outstanding Series B-1 shares were converted into common stock.  As of January 1, 2007, SDI merged its operations and marketing efforts under the Capstone umbrella in order to streamline operations and consolidate sales and marketing operations under one Company.   On December 1, 2007, SDI’s operating assets were sold to an unaffiliated buyer.   SDI was completely dissolved in 2009 under Florida law.

Item 1A.  Risk Factors.

RISKS RELATED TO OUR BUSINESS

(A) VARYING, UNPREDICTABLE FINANCIAL RESULTS.  Our periodic operating results may significantly  fluctuate from time to time due to sales  cycles or  decreased  demand  from customers  or  reliance  on and a  decrease  in demand  from those limited number of customers that generate most of the sales revenues, limited funding or cash flow, or changes in business focus.  Investors should not rely on financial results for any fiscal period as an accurate basis for predicting or an indication of future financial results. Our future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control.  Our operating results for any particular quarter may not be indicative of future operating results.  Prospective investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future consolidated or segment performance, especially since we have experienced changes from year to year in our business lines or business focus.  It is possible that results of operations may be below the expectations of public and investors, which could cause the market price of our Common Stock to fall.  The most important of these factors include:

•	market rejection of Chinese-made products;
•	drop in consumer demand for our products or changes in consumer buying habits;
•
increased competition from competitors, especially from competitors with substantially greater resources than us, especially targeted marketing by such competitors to eliminate us, as a small business competitor, from a specific product line or market;

•	political or economic or trade conflicts between the U.S. and China;
•	ability to obtain products on favorable terms from our Chinese manufacturing sources;
•	general economic conditions;
•	impact of terrorism on the businesses of CHDT;
•	the timing and effectiveness of marketing and product expansion programs;
•	the timing of the introduction of new products;
•	the availability of funding or financing in a timely manner and on affordable terms;

•	timing and effectiveness of capital expenditures;
•	change in distribution terms and conditions or approach by the third parties that distribute or sell our products;
•	any decline in brick-and-mortar retailers (our main distribution channel) and increase in web-based sales of products (where we do not have a significant presence); and
•	strength of foreign and domestic competition.

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

(B)  CURRENT ECONOMIC CONDITIONS.  Many economic and other factors outside of our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or uncertain economic outlook, could adversely affect consumer spending habits, and can result in lower levels of economic activity. The domestic and international political situation also affects consumer confidence. Any of these events or factors can curtail consumers spending, especially with respect to our more discretionary offers. During fiscal 2009 and 2010, there was a significant deterioration of global markets and economic environment which negatively impacted consumer spending at retail. If these adverse trends in economic conditions continue to worsen or our efforts to counteract these trends are not sufficiently effective, our revenues would decline, negatively affecting our results of operations.   For fiscal year 2010, there was no dramatic improvement in general economic conditions and only modest improvements in consumer spending.

(C)   RELIANCE ON KEY PERSONNEL.  We rely on Stewart Wallach and Gerry McClinton, for executive management, financial management and strategic planning for the Company.  The loss of the services of either executive would adversely impact our business and financial prospects.  Neither CHDT nor Capstone has a key-man insurance policy or similar policy to fund the cost of replacing any of the aforesaid key personnel.  We may lack internal cash resources to fund such a replacement.  Further, the Company has a limited number of employees and few if any existing employees who could transition into a key personnel position.

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

(D) MERGERS AND ACQUISITIONS.  We may seek from time to time, to consummate mergers and acquisitions of companies as part of a strategy to grow or acquire new products, which mergers and acquisitions could have an adverse impact on our financial and business condition and prospects as a result of inability to manage growth or integrate or manage acquired operations.  We have historically tried to expand or grow our business through mergers and acquisitions with small,  private companies  with existing  operations.  Except for Capstone, those prior efforts have failed to establish a business or businesses with steady or growing revenues, or grow the overall  revenues  or  business  of the  Company  for any extensive period.  Most of our acquired businesses failed and we closed or sold off.  The historically and current low market price of our Common Stock is a significant deterrent or hindrance to consummating mergers and acquisitions or do so on commercially reasonable terms and conditions.

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

Such risks include:

•	the risk that our industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

•	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the generation of insufficient revenues by acquired businesses to offset acquisition costs and increased operating expenses associated with these acquisitions;

•	the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

•	the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner;

•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;

•	the potential loss of key employees of the acquired businesses;

•	the risk that acquired businesses will divert the attention of our senior management from the operation of our core Capstone business; and

•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

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

(F) A FEW OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS HAVE VOTING CONTROL OVER CHDT.  A few members of management beneficially own approximately 51% of our outstanding Common Stock on a fully diluted basis. Howard Ullman, the Chairman of the Board, beneficially owns approximately 16% of issued and outstanding shares of Common Stock (excluding conversion of any preferred stock of CHDT or the exercise of options). Stewart Wallach, the Chief Executive Officer, beneficially owns approximately 17% of issued and outstanding shares of Common  Stock (excluding conversion of any preferred stock of CHDT or the exercise of options).   These members of  management control the  management and affairs and have voting power sufficient to determine any matters requiring shareholder approval, including:

•	election of our board of directors;

•	removal of any of our directors;

•	amendment of our certificate of incorporation or bylaws;

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and

•	Significant corporate transactions, like mergers, acquisitions, dissolution, recapitalization, stock splits and bankruptcy.

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

(G)  INADEQUATE OR EXPENSIVE FUNDING OR FINANCING.   We rely on funding from insiders and investors from time to time to fund operations or extraordinary transactions and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating  expenses quickly enough to offset any such unexpected revenue shortfall.  The funding and cash flow problems of the Company often hinder or undermine business development efforts, which in turn, undermines the market price of our Common Stock.

If we have a shortfall in revenues without a corresponding reduction to its expenses, operating results may suffer.  If we do not have sufficient bank financing, we will be forced to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity  credit lines or PIPE  financing).  Such financing  would dilute the position of existing  shareholders  and put negative pressure  on the market  price of the  our  Common  Stock  while  possibly failing to provide  adequate and ongoing working capital for the Company and its operations.  While members of our management have provided personal loans to us to fund working capital in fiscal year 2010, we cannot be sure that such financing will be available in the future or in amounts that are adequate to meet our working capital needs. During 2008 Capstone   secured  a conventional $2,000,00 asset based loan from Sterling  National Bank in New York  to  help fund Capstone’s working capital needs. This original line matured on May 1, 2010.  On February 14, 2010, this line was renewed for a further 2 years until May 1, 2012.  In September 2010, the balance of this loan was paid off and the loan closed. On September 8, 2010, in order to fund increasing Accounts Receivables and better support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding, a division of Sterling Factors Corporation, located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate that, at time of closing was 5%.  CHDT Corp and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling Capital Funding, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to Sterling Capital Funding loan.  No payments will be made on the subordinated debt until the Sterling Capital Funding loan is paid in full.  As of December 31, 2010, the balance due to Sterling Capital was $889,708.

However, the continued reliance on private placement of CHDT securities and insider loans or investments to fund CHDT working capital needs and Capstone product development may depress or limit the market price for our Common Stock.

(H)  COMPLIANCE WITH CHANGING REGULATION OF CORPORATE  GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing  laws,   regulations  and  standards   relating  to  corporate governance and public  disclosure,  including the  Sarbanes-Oxley Act of 2002 or "SOX" .and new SEC  regulations  are creating  uncertainty for companies such as ours.  These new or changed  laws,  regulations  and  standards  are  subject to varying interpretations in many cases due to their lack of specificity, and as a result,  their  application  in practice may evolve over time as new guidance is provided by regulatory  and governing  bodies,  which could result in continuing uncertainty  regarding  compliance  matters  and higher  costs  necessitated  by ongoing  revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations and  standards  and this investment  may result in increased  general and  administrative  expenses and a diversion of management time and attention from revenue-generating activities to compliance  activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities  related to practice,  our reputation and attraction as an investment may be substantially harmed.

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

(II)  RISKS RELATED TO OUR COMMON STOCK

(A) RISKS RELATING TO OUR SECURITIES.  OUR COMMON STOCK IS A "PENNY STOCK" UNDER SEC RULES AND AS SUCH,  THE MARKET FOR OUR COMMON  STOCK IS LIMITED BY CERTAIN SEC RULES  APPLICABLE TO PENNY  STOCKS.  Our Common Stock is subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements  on brokers who sell "penny stock" ( that is, stock with a market price below $5 per share and more commonly  below $1 per share) to persons other than  established  customers and accredited  investors  (generally institutions  with assets in excess of $5,000,000 or individuals  with net worth in excess of $1,000,000).  Brokers must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  Furthermore,  the penny stock rules generally require, among other things,  that brokers engaged in secondary trading of penny stocks provide customers with written  disclosure  documents,  monthly statements of the market value of penny stocks,  disclosure of the bid and asked prices and disclosure of the  compensation  to the  brokerage  firm and  disclosure  of the sales  person working for the brokerage firm.  These rules and regulations adversely affect the ability of brokers to sell or promote our Common Stock shares and limit the  liquidity  and market price of our securities.  Our lack of any sustained history of sustained profitability from operations also depresses  the market value of our Common Stock.

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

(C)   OUR COMMON STOCK’S MARKET PRICE MAY BE VOLATILE AND COULD FLUCTUATE WIDELY IN PRICE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS, OR FAIL TO MAINTAIN ANY APPRECIATION IN PRICE.       The market  price of our Common  Stock is likely to be highly volatile and could  fluctuate  widely in price in  response to various  factors,  many of which are beyond our control, including:

•	our lack of primary market makers for our Common Stock – we have market makers but none are primary market makers who maintain an inventory of our Common Stock and actively support the Common Stock;
•	general worldwide economic conditions and the current crisis in the financial markets;
•	the lack of research analysts or news media coverage of CHDT or our Common Stock;
•	additions or departures of key personnel;
•	sales of our Common Stock by the Company or insiders;
•	our status as a “Penny Stock” Company;
•	our ability to execute our business plan;
•	operating results being below expectations;
•	loss of any strategic relationships;
•	industry or product developments;
•	economic and other external factors; and
•	period-to-period fluctuations and the uncertainty in our financial results.

(D) SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE. The market price of our Common Stock could decline as a result of sales of  substantial  amounts  of our  Common  Stock  in the  public  market,  or the perception that these sales could occur.  These factors could make it more difficult for us to raise funds through future offerings of Common Stock.  We continue to date to rely on private placement of our securities and insider-management loans to fund operations or business development efforts.  We already have over 649 million shares of Common Stock issued and outstanding.  This large float also depresses our Common Stock’s market price and discourages investor investment in our Common Stock.

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

Item 1B:   Unresolved SEC Staff Letters.  None for fiscal year ended December 31, 2010.

Item 2.  Properties.

Neither the Company nor its operating subsidiaries own any real properties or facilities.  CHDT and Capstone share principal executive offices and operating facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442. Rent expense, included in general and administrative expenses, for the years ended December 31, 2010 and 2009 amounted to $56,174   and $52,684, respectively.  The Company has no current plans to expand its facilities and believes that its current facilities will be adequate for fiscal year 2011.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year ended on December 31, 2010.

Item 4A.  Executive Officers of the Small Business Issuer

The executive officers, as of March 14, 2011, are as follows:

Stewart Wallach is the Chief Executive Officer and President of the Company and the Chief Executive Officer of Capstone.

Howard Ullman is the Chairman of the Board of Directors of the Company.

Gerry McClinton is the Chief Financial Officer and Chief Operating Officer of the Company and Chief Operating Officer of Capstone.

Reid Goldstein is the President of Capstone.

Jill Mohler is the Secretary of the Company.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

As of March 14, 2011, there were approximately 3300 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 649,357,786 outstanding shares of the Common Stock. We have not previously declared or paid any dividends on our Common Stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future. The following table shows the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board, by quarter, during each of our last two fiscal years ended December 31, 2010 and 2009. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from information provided from the OTC Bulletin Board, for the respective periods.

On February 23, 2011 and without notice to the Company, OTC Bulletin Board moved the Company’s Common Stock to the OTC QB quotation system along with some 622 other companies’ securities.  The Company understands that the basis for the move was that a market maker had not maintained a quote on the Common Stock for four consecutive business days in February 2011.  The Company believes that the move of these securities was based on the fact that market makers do not have to pay a monthly fee to quote the securities quoted on the OTC QB while such a fee is required on the OTC Bulletin Board.   The Common Stock continues to be quoted under the trading symbol “CHDO.”  As of the date of this Report on Form 10-K, the Company is not aware of any negative consequences from the quotation of the Common Stock on the OTC QB.  The Company is endeavoring to restore the quotation of the Common Stock on the OTC Bulletin Board by asking market makers to file the requisite Form 211 with FINRA.  The Company has been advised by a market maker that such a filing has been made and, while the status of the filing cannot be verified by the Company because it is not the filing party, legal counsel to the Company has verified with FINRA that an open file exits for the Company (which open file status typically means a pending Form 211 filing).  The Company expects that the Form 211 will be processed by and hopefully approved by FINRA by the end of March 2011.

	2010		2009
	high	low	high	low
1st Quarter	.008	.008	.015	.008
2nd Quarter	.008	.004	.029	.011
3rd Quarter	.012	.008	.017	.010
4th Quarter	.095	.0.006	.015	.009

We changed our name and trading symbol on the OTC Bulletin Board in second fiscal quarter of 2007 from “China Direct Trading Corporation” and CHDT.OB” to “CHDT Corporation” and “CHDO.OB,” respectively. We changed our name because we believed that the old name did not accurately reflect the current business and strategy of our Company.

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

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2010, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Item 6.  Management’s Discussion and Analysis of Operation

Management's discussion and analysis provides supplemental information, which sets forth the major factors that have affected our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and related notes. Management's discussion and analysis is divided into subsections entitled “Forward Looking Statements,” “Introduction,” “Results of Operations,” “Liquidity and Capital Resources,” “Critical Accounting Policies,” and “Risk Factors.” Information therein should facilitate a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2010 compares with prior years.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended~~,~~ as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative.

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

Many economic and other factors outside of our control, including consumer confidence, consumer spending levels, employment levels, consumer debt levels and inflation, as well as the availability of consumer credit, affect consumer spending habits. A significant deterioration in the global financial markets and economic environment, recessions or uncertain economic outlook, could adversely affect consumer spending habits, and can result in lower levels of economic activity. The domestic and international political situation also affects consumer confidence. Any of these events or factors can curtail consumers spending, especially with respect to our more discretionary offers. During fiscal 2010, there was a continuing economic environment which negatively impacted consumer spending at the retail level, which is the primary market for our products. If these adverse trends in economic conditions and consumer spending continue or continue to worsen or our efforts to counteract these trends are not sufficiently effective, our revenue would decline, negatively affecting our results of operations.

Consumer concerns about federal spending and federal debt may have also adversely affected consumer spending for our products to the extent such spending and debt creates concern about the future health of the U.S. economy and job market.

While the Company decided to transition out of the STP® Hardware and Automotive Line because of a failure of that product line to meet sales and profit expectations and further expand our Lighting Division products. We do not produce “essential” products for basic living requirements and the purchase of our products by consumers are entirely discretionary and prone to deferral by consumers.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for 2010 compared to 2009; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-K.

We are a developer and manufacturer of niche consumer products selling to distributors and retailers in the United States. Our subsidiary, Capstone currently operates in five primary business:  (1) Portable booklights, specialty booklights, multi-task lights. (2) eReader lights. (3)Eco-i-Lite power failure lights and night lights,        (4) Wireless motion sensor lights (5) Light Ringers® collection of desk lamps and utility lamps

Our growth strategy has six main elements:

1.	Introduce our new product lines to more departments at existing retail distribution channels; and
2.	Continue to expand retail distribution and move into new distribution channels; and
3.	Develop new innovative products in order to expand existing categories and launch new categories; and
4.
Through acquiring businesses that have innovative products that would complement our existing marketing strategies; provided, however,  we have not consummated any such acquisitions during the fiscal year and the low price of our Common Stock may discourage or prevent future acquisitions; and

5.
Through acquiring businesses that would allow us to diversify into direct to consumer or commercial-industrial  channels;  provided, however, the low price of our Common Stock may discourage or prevent future acquisitions; and

6.	Seek to expand retail distribution into overseas distribution channels, particularly in South America, Western Europe and Asia.

Capstone lighting products specialize in low cost, innovative portable lighting products that we believe can win a profitable niche in market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, power failure lights and nightlights, motion sensor lights, desk lamps, eReader lights and also offers “Private Label” programs to major retailers.   “Private Label” is the manufacture of our products by our contract manufacturer and those products are sold under the name or trade name of the, retailers, distributors or bulk buyers.

Current Products.   Capstone is engaged in the business of producing the following consumer products, which are, unless indicated otherwise, manufactured for and under the trade name of “Capstone” by contract manufacturers in China, distributed by us and sold through regional and national retailers and distributors in the United States:

(1) Portable Book Lights, Task Lights and Specialty booklights:  In March 2009 the Company launched an expanded new line of booklights and multi-task lights, under the name PATHWAY LIGHTS ®. This program included the following named products: Mini Taskbright, Multi Taskbright, Poser Taskbright, Pawprint Taskbright, Compact 1 Brightbook, Compact 2 Brightbook, Britespot 2 Brightbook, Britespot 3 Brightbook, Multipose Brightbook .In March 2010, at the International Housewares Show , the PATHWAY LIGHTS ® program was further expanded with the launch of the eReader- Lite, Diva Compact Booklights, the Retro Taskbright and the Minipose Taskbright with additional trendy colors offered in our established line. These LED booklights are small, lightweight and portable and attach to reading materials and illuminate the area of text. They are powered by batteries which are typically included in our product offerings. In March 2011 at the International Housewares Show, the PATHWAY LIGHTS ® program was further expanded with additional trendy colors and new designs.

(2) In July 2010, the Company developed the eReader-Lite and the eBook-Lite products as an accessory for the merging new category of Electronic Readers. To allow for improved reading during the day light hours and to try and replicate the experience of reading with a book, most of the developed eReaders use e-ink for the text on the eReader display. As a result nearly all of the leading eReaders displays cannot be back lit for night-time reading and therefore require a separate lighting accessory to provide such lighting.  The availability of a separate light accessory with its own battery source means that the light while in use is not drawing power from the eReader battery and prolongs the users reading experience. The new eReader -Lite has been specifically designed to provide lighting for the new eReader product category.  The product has been designed with a unique e-grip mechanism that allows the eReader-Lite to attach to any eReader in the market.  In March 2011 at the International Housewares Show this product was officially launched in various trendy colors and a rechargeable eReader-Lite.

(3) In 2009 the Company also launched the Eco-i-Lite and Mini Eco-i-lite Power Failure Lights. Both use induction charge technology and function as a power failure light, hand held flashlight, and night lite. Each product uses an encased lithium ion battery that when fully charged provides 7 + hours of battery life and LED light bulbs that last 100,000 hours. In March 2010 at the International Housewares Show, the Company expanded the line with the launch of the Midi Eco-i-Lite and the Pawprint Line in Full size, Midi and Mini, specifically developed for the dog walking consumers. In March 2011 at the International Housewares Show the Company introduced the Mini Eco-i- Lite  for children and a Mini Eco-i-Lite for senior citizens as well as launching an Eco- HeadLite that is very compact, light-weight, bright and uses induction technology for charging.

(4). In March 2010, at the International Housewares Show, the Company also launched its new C-Lite Wireless Motion Sensor light. This is offered in a 12 LED full size and a 6 LED Mini Size and is powered by AA batteries. These lights provide lighting for dark areas without having to install electrical wiring. The bulb housing rotates 360 degrees to allow for light to be directed where needed. Both versions have a Motion Sensor Circuitry that activates the lights when movement is detected within 13 feet of the C-Lite. Both versions have a Hi and Lo light brightness setting to conserve the batteries. The full size also has a period selector (60 seconds, 90 seconds or 120 seconds) which presets the time period that a light should turn off after the last motion has been detected. Both come with a   slide and snap bracket that allows for the product to be installed on a wall. In March 2011 at the International Housewares Show, the Company expanded this program by launching a 24 LED Outdoor version of the wireless motion sensor light powered by 4 C batteries.

(5) In March 2010, the Company officially launched its new line of Light Ringers® Lamps. This offer includes the 12 LED Battery Operated Lamp, 12 LED Rechargeable Lamp, 12 LED Solar Lamp and 12 LED AC Lamp also the 20 LED Rechargeable Lamp, 20 LED AC Lamp, 20 LED Metal Lamp and 20 LED Utility Lamp. These products are all offered in trendy colors and unique packaging.

As a small business manufacturer with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.  We face many national or regional brand-named competitors in all of our product lines. However, we attempt to compete by leveraging the design, innovation, engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more functions at what we deem to be a value price.

Prior History.  Since the start of the 1990’s, the history of CHDT has been a series of failed operating subsidiaries engaged in various business lines.  With each failed business, we usually experienced a change in management and business focus.  We believe that these past failures were due to a combination of one or more of the following: (1) inadequate financing of operations; (2) absence of a readily available source of affordable funding for operations and product and business exception; (3) absence of any or enough experienced managers or executives; (4) lack of adequate strategic and financial planning and accurate budgeting projections; (5) general economic conditions and downturns in industries that undermined many small businesses, especially in the value-added reseller of computer hardware and software developer and systems developer industries; (6) inability to raise money in the public markets due to poor financial track record of CHDT, resulting low stock market price  and lack of sufficient institutional investor and market maker support for CHDT Common Stock; (7) selection of business lines that CHDT was ill suited to compete in or acquire; (8) operating losses severely limiting the business  and financial options and resources of CHDT;  (9) frequent changes in management and business lines; (10) concurrently operating incompatible business lines that were ill-suited for a small business issuer; and (11) acquisitions that diverted resources from existing operations and ultimately failed and, as such, hindered CHDT’s efforts to attain profitability on a sustained basis.

Starting in late 2007, we have sought to avoid the problems of the past by recruiting an experienced management and sales team for the stated purpose to develop and expand a consumer products business and we have endeavored to raise funds for planned business development efforts.  These steps have resulted in reduced but continued losses  for fiscal year 2010,  but we believe that this investment in corporate infrastructure is necessary to lay the foundation for possible future success and business and product development.  While we are not certain that our current strategy and business line will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability.

For the years ended December 31, 2010 and 2009, the Company’s revenues were derived from 4 sources: (i) the sale of our PATHWAY LIGHTS ® booklight products (Capstone and its booklight product line was acquired by CHDT in September 2006); (ii) sale of Eco-i-Lite Power Failure Lights, (iii) the sale of our  Wireless motion sensor lights; and (iv) sale of our eReader-Lite program.

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses. Our efforts have also been severely hampered by the current economic recession and tight credit markets.

The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business or cause any appreciation in our Common Stock market price.  In fiscal year 2010, we had to continue our historical reliance on raising working capital for operations and business and product development, by receiving loans or investment from members of management or their affiliates.  During 2010 we were able to transfer our  conventional asset based bank loan  to a factor based line that would  better support Capstone operations and working capital needs, however, we may have to continue to raise working capital for  CHDT and for Capstone business and product development (as well as mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already huge number of outstanding shares of Common Stock, dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities.

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

We intend to remain focused on niche products for the time being that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. We also recognize that the retail distribution has been negatively impacted by the ongoing economic recession. We intend to continue to develop exciting new products by internal efforts as well as acquire new products by mergers and acquisitions, but we will also look for opportunities by merger and acquisitions that would allow us to diversify into non-retail distribution channels.  Nonetheless, our Company is also considering a number of options to enhance shareholder value, including, without limitation, new business lines, divesting one or more existing business lines, and mergers and acquisitions.

Results of Operations: For the year ended December 31, 2010, the Company had a net loss from continuing operations of approximately $739,000. For the year ended December 31, 2009 the Company had a net loss from operations of approximately $1,099,000. That is a net loss decrease of $360,000 or 32.7% over 2009 results. For the 4th quarter ended December 31st 2010, the Company had a net loss from continuing operations of approximately $43,000 as compared to a net loss of $425,000 in the 4th quarter, 2009. This was an improved performance of $382,000 as compared to the same quarter in 2009.

Total Net Revenues: For the year ended December 31, 2010 and 2009, the Company had total net sales of approximately $5,287,000 and $6,161,000, respectively, for a decrease of $874,000 which represents an 14.2% decrease over 2009 revenue. For the 4th quarter 2010 net revenues were approximately $1,317,000 as compared to $1,190,000 in the 4th quarter 2009. This was an increase of $127,000 or 10.6% over the same period last year.  All of the revenues were generated by Capstone.

Cost of Sales: For the year ended December 31, 2010 and 2009, cost of sales were approximately $3,675,000 and $4,350,000 respectively. This represents 69.5% and 70.6% respectively of total Net Revenue.  For the 4th quarter ended December 31, 2010 and 2009, cost of sales were approximately  $897,000 and $869,000  that’s 68.1% and 73.0%  of net revenue respectively which represents a cost reduction of 5% over the same quarter last year. Despite rising component and labor costs in China our overall material costs have remained steady during the year. This has been achieved through strategic materials buying and negotiations with our factories

Gross Profit: For the year-ended December 31, 2010, gross profit was approximately $1,612,000, a reduction of approximately $199,000 or 10.9% from the 2009, gross profit of $1,811,000.  Gross profit as a percentage of net sales was 30.5% for the year compared to 29.4% for 2009, an improvement of 1.1%.  Gross Profit for the 4th quarter 2010 and 2009 was approximately $421,000 and $321,000 respectively, an increase of $100,000 or 31.1% compared to same quarter in 2009.    Despite increasing our gross profit margins compared to 2009, the overall gross profit reduction   was a direct result of the net revenue reduction for the year.

Our larger customers are continuing to buy on a direct import basis. The gross margin percentages are lower in this selling scenario as compared to a customer buying on a domestic basis but the Company’s expenses are also reduced as the customer is responsible for related expenses such as freight, duties and handling costs.

Operating expenses were approximately $2,092,000 in 2010 as compared to $2,645,000 in 2009, a net reduction of $553,000 or 20.9%. Operating expenses for the 4th quarter ending December 31, 2010 and 2009 were approximately $388,000 and $679,000, a reduction of $291,000 or 42.8% over 2009.  During 2010, an expense reduction program was in place. Of the total expenses reductions of $553,000 for the year, $291,000 occurred in the 4th quarter 2010, which indicates that the reduction program is having a significant impact in reducing the expense levels.  This reduction can be attributed to various factors.

Sales and Marketing expenses were approximately $415,000, increased by $60,000 or 16.9% over the $355,000 expensed in 2009.  The Sales and Marketing expenses incurred in 2010 were in the following expense categories :  Advertising and Promotions - $93,000, Trade Shows - $20,000, Marketing and Sales Allowances - $28,000, Warehousing and Freight expense - $82,000 and STP Licensing fees of $192,500. The STP License fee increased by $130,000 from $62,500 in 2009, but we were able to offset the impact of the increase in the STP fee with cost savings in other expenses so the net impact was a $60,000 increase.  This License has been terminated as of December 31, 2010 and all remaining Licensing fees have been paid in 2010.

Compensation expenses for 2010 were approximately $956,000, a reduction of $327,000 or 19.4% from $1,283,000 in 2009. This was the direct result of voluntary executive salary reductions during the year.

Professional Fees for 2010 were approximately $116,000, a reduction of $149,000 or 56.2% as compared to $265,000 in 2009.

Product Development expenses were approximately $141,000 in 2010, compared to $198,000 expensed in 2009, a reduction of $57,000 or 28.8%

General Administrative expenses for the year ending December 31, 2010 were approximately $464,000 compared to $542,000 in 2009 - A reduction of $78,000 or 14.3%.

Other Income (Expense): For the year ending December 31, 2010, interest expenses were approximately $260,000 a decrease of $6,000 as compared to $266,000 expensed in 2009. Even though we achieved a slight expense reduction, we have incurred a significant cost to fund our business transactions.

Net/Income (Loss):

For the year ending December 31, 2010, the net loss was approximately $739,000 as compared to a net loss of $1,099,000 for 2009, a loss reduction of $360,000 or  32.7%. For the 4th quarter, ending December 31, 2010 the Company had a net loss of approximately $43,000 compared to a net loss of $425,000 in the same quarter in 2009. This was an improvement of $382,000 as compared to same period in 2009.

The economic downturn at retail stores continued to have a major impact on our overall financial results during 2010 specifically in the first half of 2010.  As of June 30, 2010 our net revenue was approximately $955,000 as compared to approximately $2,540,000 for the same period 2009. This represented a reduction of $1,585,000 or 62.4% as of June 30th, 2010.

This was the result of some major retailers delaying their programs until later in 2010. During the second half of the year we were able to pick up some of this revenue shortfall and close year-end with a very strong backlog. In 2010, because of the decline in the hardware and automotive industries and resulting under-performance of our STP® tools category, we transitioned out of this category and terminated the Royalty License.  During the year, our core lighting business grew with expansions to existing lines and launch of new categories.   To offset revenue shortfalls  we have been very successful in reducing expenses including  a voluntary 20%  salary reduction from management   but at the same time we have continued to invest in new product concepts and moulds as investments for possible future growth. During 2010 we also incurred significant expenses such as STP Royalties that will now be eliminated as a result of the termination of the License.

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

Item 8A (T).  Evaluation of Disclosure Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures. Since 2010 our Chief Financial Officer, assisted by the Corporate Controller, is responsible for establishing and maintaining adequate internal disclosure control over financial reporting  (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Since December 2007, our Chief Financial Officer, often assisted by the Chief Operating Officer, has been responsible for establishing and maintaining adequate internal disclosure control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of the date of this Report on Form 10-K, Stewart Wallach is our Chief Executive Officer and James Gerald (“Gerry’) McClinton are our Chief Financial Officer and Chief Operating Officer.  Mr. Laurie Holtz, our previous Chief Financial Officer, retired in 2009.  Laurie Holtz was appointed as our Chief Financial Officer in December 2007.  Mr. McClinton handled the chief financial duties prior to Mr. Holtz’s appointment.

Our Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f)) as of the fiscal year end of this Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting.  No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors.  In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of our internal control systems will be immediately identified.  These inherent limitations include the realities that subjective judgments in decision-making in this area can be faulty and that a breakdown in internal processes can occur because of simple, good faith error or mistake.  No design, can, in all instances, immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a Company.  Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected.  Nonetheless, we recognize our ongoing obligation to use our best efforts to design and apply internal   controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.

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

Part III

Item 9.  Directors and Executive Officers of the Registrant.

Directors and Executive Officers.  Information regarding our directors and executive officers is incorporated by reference to the section entitled "Election of Directors” appearing in our Information Statement for our Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the "Commission") within 120 days after the end of our year ended December 31, 2010.

Item 10.  Executive Compensation.

Information   regarding executive   compensation is incorporated by reference   to the   information   set forth under the caption   "Executive Compensation” in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2010.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management Ownership" in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2010.

Item 12.  Certain Relationships and Related Transactions, Director Independence and Potential Conflicts of Interest.

Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Information Statement to be filed with the Commission within 120 days after the end of our year ended December 31, 2010.

Item 13.  Exhibits, and Reports on Form 8-K

(a) The following documents are filed as part of this report.

1. FINANCIAL STATEMENTS

PAGE

F-1	Report of Independent Registered Public Accountants

F-2	Consolidated Balance Sheets as of December 31, 2010, and 2009

F-4	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

F-5	Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2010 and 2009

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

F-7	Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules required by Regulation S-X are included herein.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS

EXHIBIT #	DESCRIPTION OF EXHIBIT
2.1	Purchase Agreement, dated January 27, 2006, by and among CHDT Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among CHDT Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amendment to the Articles of Incorporation of CHDT Corp. **
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.1	Voting Agreement, dated January 27, 2006, by and among CHDT Corp., William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement dated January 27, 2006, by and between William Dato, CHDT Corporation and Complete Power Solutions, LLC. +
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.^^
10.7	2011 Employment Agreement by Stewart Wallach and CHDT Corp.^ ^
10.8	2011 Employment Agreement by James Gerald (Gerry) McClinton and CHDT Corp. ^^
10.9	2011 Employment Agreement by Howard Ullman and CHDT Corp.^^
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation^^
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^

*	Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
**	Incorporated by reference to Exhibit 3(I) to the Form 8-K filed by CHDT Corporation with the Commission on July 10, 2007.
***	Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
****	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CHDT Corp. With the Commission on November 6, 2007.
+	Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 31, 2006.
++	Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 26, 2007.
+++	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CHDT Corporation with the Commission on September 18, 2006.
++++	Incorporated by reference to Exhibit 99 to the Form 8-K filed by CHDT Corp. With the Commission on December 3, 2007.
+++++	Incorporated by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2006 and filed by CHDT Corp. With the Commission on April 17, 2007.
^^	Filed as an exhibit to the Form 10-K for the fiscal year ending December 31, 2007.
^	Filed Herein.

(b) Reports on Form 8-K filed.

The following reports were filed during the last quarter of the 2010 fiscal year:  January 11, 2010; January 22, 2010; May 7, 2010; September 1, 2010; October 12, 2010; and November 16, 2010.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$53,855	$55,005
Tax Fees	$2,500	$2,500
Total	$56,355	$57,505

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

The Audit Committee pre-approved 100% of the Company's 2010 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission’s final pre-approval rules.

CHDT CORPORATION
AND SUBSIDIARIES

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2010 AND 2009

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
December 31, 20109 and 2009	F - 2

Consolidated Statements of Operations for the
Years Ended December 31, 20109 and 2009	F - 4

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 20109 and 2009	F - 5

Consolidated Statements of Cash Flows for the
Years Ended December 31, 20109 and 2009	F - 6

Notes to Consolidated Financial Statements	F - 7

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
CHDT Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CHDT Corporation and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CHDT Corporation and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ ROBISON, HILL & CO.
Certified Public Accountants

Salt Lake City, Utah
March 14, 2011

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Assets:

Current Assets:
Cash	$115,239	$266,867
Accounts receivable - net	1,256,913	1,341,883
Inventory	387,990	397,908
Prepaid expense	527,562	57,076

Total Current Assets	2,287,704	2,063,734

Fixed Assets:
Computer equipment & software	64,047	63,448
Machinery and equipment	487,538	461,146
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(486,974)	(353,854)

Total Fixed Assets	70,276	176,405

Other Non-current Assets:
Product development costs - net	18,895	44,756
Goodwill	1,936,020	1,936,020
Deposits	-	15,000

Total Other Non-current Assets	1,954,915	1,995,776

Total Assets	$4,312,895	$4,235,915

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,	December 31,
	2010	2009
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$259,788	$306,196
Note payable - Sterling Factors	889,708	1,277,151
Notes and loans payable to related parties - current maturities	1,550,144	1,198,288

Total Current Liabilities	2,699,640	2,781,635

Long Term Liabilities
Notes and loans payable to related parties - Long Term	671,313	-
Total Liabilities	3,370,953	2,781,635

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares, issued -0- shares
at December 31, 2010 and December 31, 2009	-	-
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares, issued -0- shares
at March 31, 2009 and December 31, 2009
Preferred Stock, Series B-1, par value $.0001 per share	-	-
Authorized 50,000,000 shares, issued -0- shares
at December 31, 2010 and December 31, 2009	-	-
Preferred Stock, Series C, par value $1.00 per share
Authorized 1,000 shares, issued 1,000 shares
at December 31, 2010 and December 31, 2009	1,000	1,000
Common Stock, par value $.0001 per share
Authorized 850,000,000 shares,
Issued 649,357,786 shares at December 31, 2010
and December 31, 2009	64,936	64,863
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	6,961,187	6,734,720
Accumulated deficit	(6,044,740)	(5,305,862)

Total Stockholders' Equity	941,942	1,454,280

Total Liabilities and Stockholders’ Equity	$4,312,895	$4,235,915

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2010	2009

Revenues	$5,287,261	6,161,367
Cost of Sales	(3,674,819)	(4,350,019)
Gross Profit	1,612,442	1,811,348

Operating Expenses:
Sales and marketing	414,670	355,480
Compensation	955,860	1,283,262
Professional fees	116,120	265,434
Product Development	140,917	198,134
Other general and administrative	464,151	542,210
Total Operating Expenses	2,091,718	2,644,520

Net Operating Income (Loss)	(479,276)	(833,172)

Other Income (Expense):
Miscellaneous income	-	57
Interest expense	(259,602)	(266,132)
Interest income	-	179
Total Other Income (Expense)	(259,602)	(265,896)

Net Income (Loss)	$(738,878)	(1,099,068)

Income (Loss) per Common Share	$-	-

Weighted Average Shares Outstanding	648,831,416	563,178,018

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit
Balance at January 1, 2009	60	$1	2,108,813	$210,882	-	$-	557,941,646	$55,794	$5,585,702	$(4,206,794)

February 2009-Common shares issued for consulting fees	-	-	-	-	-	-	2,100,000	210	20,790	-
Series B Preferred Shares returned to treasury and cancelled	-	-	(779,813)	(77,982)	-	-	-	-	77,982	-
Series A Preferred Shares returned to treasury and cancelled	(60)	(1)	-	-	-	-	-	-	1	-
Series B Preferred Shares converted to common shares	-	-	(1,329,000)	(132,900)	-	-	88,591,140	8,859	124,041	-
Series C Preferred Shares issued for cash	-	-	-	-	1,000	1,000	-	-	699,000
Stock options for compensation	-	-	-	-	-	-	-	-	227,204	-
Net Loss	-	-	-	-	-	-	-	-	-	(1,099,068)

Balance at December 31, 2009	-	-	-	-	1,000	1,000	648,632,786	64,863	6,734,720	(5,305,862)

September 2010-Common shares issued for consulting fees	-	-	-	-	-	-	725,000	73	6,452	-
Stock options for compensation	-	-	-	-	-	-	-	-	220,015	-

Net Loss	-	-	-	-	-	-	-	-	-	(738,878)

Balance at December 31, 2010	-	$-	-	$-	1,000	$1,000	649,357,786	$64,936	$6,961,187	$(6,044,740)

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(738,878)	$(1,099,068)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Stock issued for expenses	6,525	21,000
Depreciation and amortization	177,655	230,048
Compensation expense from stock options	220,015	227,204
(Increase) decrease in accounts receivable	84,972	1,057,976
(Increase) decrease in inventory	9,918	(10,159)
(Increase) decrease in prepaid expenses	(470,486)	26,770
(Increase) decrease in deposits	15,000
(Increase) decrease in other assets	(18,675)	(37,142)
Increase (decrease) in accounts payable and accrued expenses	(120,108)	(1,518,099)
Increase (decrease) in accrued interest on notes payable	67,308	12,880
Net cash provided by (used in) operating activities	(766,754)	(1,088,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,991)	(55,518)
Net cash provided by (used in) investing activities	(26,991)	(55,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Stock	-	700,000
Proceeds from notes payable	2,399,340	-
Repayments of notes payable	(2,786,784)	-
Proceeds from notes and loans payable to related parties	3,114,000	-
Repayments of notes and loans payable to related parties	(2,084,439)	554,604
Net cash provided by financing activities	642,117	1,254,604

Net (Decrease) Increase in Cash and Cash Equivalents	(151,628)	110,496
Cash and Cash Equivalents at Beginning of Period	266,867	156,371
Cash and Cash Equivalents at End of Period	$115,239	$266,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$197,733	$242,718
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Notes payable converted to accounts payable	$73,700.00	$-

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in four primary business segments: Power Failure Lights, Motion Sensor Lights, Portable Book and Task Lights and Desk Lamps.  The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party manufacturing companies.

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

As of December 31, 2010, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $387,990and $397,908 at December 31, 2010 and December 31, 2009, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2010.

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

Depreciation expense was $133,120 and $133,961 for the years ended December 31, 2010 and 2009, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate impairment.  The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2010, whereas the fair value of the intangible asset exceeds its carrying amount.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  Diluted loss per common share for the years ended December, 31, 2010 and 2009 are not presented as it would be anti-dilutive.  At December, 31, 2010 and 2009, the total number of potentially dilutive common stock equivalents was 145,729,910 and 140,830,211, respectively.

Principles of Consolidation

The consolidated financial statements for the years ended December, 31, 2010 and 2009 include the accounts of the parent entity and its wholly-owned subsidiaries Black Box Innovations, L.L.C., and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at December 31, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $128,214 and $176,101 for the years ended December 31 2010 and 2009, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $84,846and $72.301 for the years ended December 31, 2010 and 2009, respectively.

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

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the year ended December 31, 2010, the Company recognized a compensation expense of $156,558 related to these options.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $7,862 related to these options.  For the year ended December 31, 2010, the Company recognized compensation expense of $2,620 related to these options. No further expense will be recognized for these options.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company The options vest in one year.  For the year ended December 31, 2009, the Company recognized compensation expense of $42,663 related to these options.  For the year ended December,31, 2010, the Company recognized compensation expense of $33,837 related to these options. No further expense will be recognized for these options.

On April 23, 2010, the Company granted 4,800,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  For the year ended December 31, 2010, the Company recognized compensation expense of $27,000 related to these options

The Company recognizes compensation expense paid with common stock and other equity instruments issued for assets and services received based upon the fair value of the assets/services or the equity instruments issued, whichever is more readily determined.

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

Stock-Based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2010 included $6,525 for consulting fees.  Stock-based compensation expense for the year ended December 31, 2009 included $21,000 for consulting fees.

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company’s adoption of the provisions of ASU 2009-13 did not have a material effect on its financial position, results of operations or cash flows

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2010, the FASB issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on its financial position, results of operations or cash flows.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition – Milestone Method (Topic 605).  ASU 2010-17 provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company’s adoption of the provisions of ASU 2010-17 did not have a material impact on its revenue recognition.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Aero of Negative Carrying Amounts.  This Accounting Standards Update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-28 to have a material effect on its financial position, results of operations or cash flows.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions, which minimize these risks.  As of December 31, 2010, the Company had no cash in excess of FDIC limits.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2010 and 2009.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable
	2010	2009	2010	2009
Customer A	42%	41%	$ 82,041	$ 2500
Customer B	23%	24%	987,231	0
Customer C	6%	23%	48,046	1,305,821
	71%	88%	$ 1,117,318	$ 1,308,321

Major Vendors

The Company had three vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2010 and four vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2009.  The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from each of these vendors is as follows:

	Purchases %		Accounts Payable
	2010	2009	2010	2009
Vendor A	71%	36%	$ 24,597	$ -
Vendor B	17%	25%	14,701	2524
Vendor C	9%	17%	0	12,688
Vendor D	0%	10%	0	75,525
	97%	88%	$ 39,298	$ 90,737

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE

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

At December 31, 2009, there was $1,277,151 due on this loan...During September 2010, the balance of this loan was paid off in full and the note and loan facility was closed.

Sterling Capital Funding

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding, a division of Sterling Factors Corporation, located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  CHDT Corp and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling Capital Funding , a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to Sterling Capital Funding loan.  No payments will be made on the subordinated debt until the Sterling Capital Funding loan is paid in full.  As of December 31, 2010, the balance due to Sterling was $889,708.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2011.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan. As amended, the note is due on or before June 2, 2011.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2010 and December 31, 2009, the total amount payable on this note was $466,887 and $546,025, respectively. During the year 2010 the interest payments were made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.   As amended, the note is due on of before January 2, 2012 and carries an interest rate of 8% per annum.  At December 31, 2010, the total amount payable on this note was $270,000, including interest of $20,000.

As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375, which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2012 and carries an interest rate of 8% per annum.  At December 31, 2010, the total amount payable on this note was $106,466, including interest of $6,466.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2012 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2010, the total amount payable on this note was $78,847, including interest of $3,847 amount.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before July 1, 2011 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2010 the total amount payable on this note was $156,674, including interest of $6,674

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2012 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2010, the total amount due on these notes was $216,000, including interest of $16,000.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Capstone Industries – Notes Payable to Officers and Directors

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  As amended, the note carries an interest rate of 8% per annum and is due on or before June 2, 2011.  In December 2008, the Company borrowed an additional $75,000 from this director.  As amended, this note is due on or before June 2, 2011.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2010, the total amount due on these notes was $202,263, including interest of $24,263.  For the year 2010, the interest payments were paid monthly to the note holder.

Purchase Order Assignment-Funding Agreements

On February 27, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return, Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $441,100.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than July 15, 2009.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At June 30, 2009, the total amount due on this loan was $459,080, including interest of $19,080.  This loan was paid in full in July 2009.

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

On June 18, 2009, Capstone Industries, Inc. entered into a Purchase Order Assignment Funding Agreement with Examsoft Worldwide, whereby Examsoft will advance funds to Capstone to secure the purchase of materials, and in return, Capstone will assign purchase orders to Examsoft in exchange for the funding.  The total funding will be up to a total of $548,615.  The interest rate is 18% per annum and the total loan plus accrued interest will be due no later than February 28, 2010.  As security for the performance by Examsoft of its services under the agreement, Capstone has granted a security interest in the inventory purchased by the submitted purchase orders and upon product shipment in the accounts receivable until the loan is paid in full.  At September 30, 2009, the total amount due on this loan was $269,320, including interest of $9,320.  This loan was paid in full in November 2009.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Stewart Wallach, the Company’s Chief Executive Officer and President, was a director of Examsoft Worldwide until November 2009

During the First Quarter 2010, Capstone Industries, Inc. received $92,000 loan from Systematic Development Group, LLC.  The loan is due on or before Dec 15, 2010 and carries an interest rate of 1.5% simple interest per month (18% annual).  This loan was paid in full as of December 31, 2010.

During Second Quarter 2010, Capstone Industries, Inc. received additional $445,000 loan from Systematic Development Group, LLC.  The loan is due on or before Dec 15, 2010 and carries an interest rate of 1.5% simple interest per month (18% annual).  This loan was paid in full as of December 31, 2010

During Third Quarter 2010, Capstone Industries, Inc. received additional $714,000 loan from Systematic Development Group, LLC.  The loan is due on or before January 14, 2011 and carries an interest rate of 1.5% simple interest per month (18% annual).  The loan grants to the holder a security interest in the inventory purchased pursuant to this agreement until sold, with payment due immediately on advancement of funds from Sterling Factors Corp.  At December 31, 2010, the total amount due on this loan was $78,625 including accrued interest of $3,625.

On October 4th 2010, Capstone Industries, Inc. received additional $114,000 loan from Systematic Development Group, LLC and carries an interest rate of 1.5% simple interest per month (18% annual). This loan was paid in full at December 31, 2010.

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Systematic Development Group, LLC.

On June 24, 2010, Capstone Industries, entered into a Purchase Order Funding agreement with a director.  The agreement provides for loans from the director up to $682,730, with a due date of December 31, 2010, carries a simple interest rate of 1.5%% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding). As amended, the note is due on or before March 31, 2011. On June 25, 2010, the Company received $265,000 pursuant to the agreement.  During the third quarter Company received additional funding of $415,000. During 2010, this note is partially repaid in the amount of $604,605 including $24,605 interest.  At December 31, 2010, the total amount payable on this note was $104,882, including accrued interest of $ 4,882.

On December 9, 2010, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $350,000, with a due date of June 30, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding), On December 9, 2010, the Company received $350,000 pursuant to the agreement. At December 31, 2010 the total amount payable on this note was $353,797 including accrued interest of $3,797.

On July 21, 2010, the Company entered into a Purchase Order Funding agreement with Everett Fleisig.  Mr. Fleisig is the father in law of an officer of the company.  The agreement provides for loans up to $356,000, with a due date of December 31, 2010, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  As of December 31, 2010 the total note amount of $217,513 was repaid in full including interest of $8,513

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On November 29, 2010, the Company entered into a Purchase Order Funding agreement with Rossion Holdings LLC. (RHL) The agreement provides for loans up to $140,000, with a due date of April 30 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  On December 1st, 2010, Company received $47,000 pursuant to the agreement.  At December 31, 2010, the note balance due was $47,695 including accrued interest of $695.

On December 9th, 2010, the Company entered into a Purchase Order Funding agreement with Rossion Holdings LLC. (RHL)  The agreement provides for loans up to $600,000, with a due date of June 30 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  As December 31, 2010 the note payable was $101,134 includes accrued interest of $1,134.

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Rossion Holdings LLC.

On December 17, 2010, the Company entered into a Purchase Order Funding agreement with George Wolf.  Mr. Wolf is a business partner of the CEO and an officer of the company. The agreement provides for loans up to $392,000, with a due date of June 30, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank). At December 31, 2010, the note payable was $38,187 includes accrued interest of $187

Notes and Loans Payable to Related Parties - Maturities

Based on the above, the total amount payable to officers, directors and related parties as of December 31, 2010 and December 31, 2009 was $2,221,457 and $1,198,288, respectively, including accrued interest of $ 77,250 and $24,263, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2011	$1,550,144
2012	671,313
2013	-
2014	-
2015
Total future maturities	$2,221,457

NOTE 5 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month-to-month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $56,174 and $52,684 for the years ended December 31, 2010 and 2009, respectively.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMITMENTS

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  For 2009, Mr. Wallach was paid $236,250, and for 2010, Mr. Wallach was paid $175,412.  The term of the contract begins February 5, 2008 and ends on February 5, 2011, but the term of the contract has been extended for a further two years.

On February 5, 2008, the Company entered into an Employment Agreement with Gerry McClinton, the Company’s Chief Operating Officer, whereby Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year.  For 2009, Mr. McClinton was paid $157,500 and for 2010 Mr. McClinton was paid $113,546.  The term of the contract begins February 5, 2008 and ends on February 5, 2011 but the term of the contract has been extended for a further two years.

On February 5, 2008, the Company entered into an Employment Agreement with Howard Ullman, the Chairman of Board of Directors of the Company, whereby Mr. Ullman will be paid $100,000 per annum. For 2010 Mr Ullman was paid $73,444. The term of the contract begins February 5, 2008 and ends on February 5, 2011 and has been extended until June 30, 2011.

License Agreement

On April 12, 2007, the Company entered into a trademark and licensing agreement with The Armor All/STP Products Company (“AASTP”).  As part of the agreement, the Company is required to pay AASTP royalties  until September 1, 2010 either at fixed periodic amounts or 7% of product sales.   Under this agreement, an expense of $192,500 was incurred during 2010. As of December 31, 2010, the STP License agreement has been terminated.

NOTE 7 - STOCK TRANSACTIONS

Common Stock

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

In January 2006, the Company issued 600,000 shares of series “A” convertible preferred stock, convertible into 50,738,958 shares of the Company’s common stock, in connection with the acquisition of a 51% majority interest in CPS.  The shares were valued at $1,200,000.

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

Series “B” Preferred Stock

In January 2006, the Company sold 657,000 shares of its series “B” convertible preferred stock for cash of $637,000, including 387,000 shares to the Company’s former CEO and the remaining shares to other directors of the Company.  During the three months ended March 31, 2007, 15,000 shares of the Company’s series “B” preferred shares issued to a director were exchanged for 990,000 shares of the Company’s common stock.

In September 2006, the Company issued 300,030 shares of its series “B” convertible preferred stock to the Company’s former CEO in exchange for 20,000,000 shares of its common stock held by the former CEO.

In September 2006, the Company issued an additional 236,739 shares of its series “B” convertible preferred stock in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc.  The shares were valued at $1,250,000.  During the three months ended March 31, 2007, 236,739 shares of the Company’s series “B” convertible preferred stock was converted into 15,624,774 shares of the Company’s common stock.

In November 2007, the Company issued 416,708 shares of its series “B” convertible preferred stock to a director for notes payable of $1,000,000.

In January 2008, the Company’s chairman exchanged 50,000,000 shares of the Company’s common stock for 750,075 shares of the Company’s series B” convertible preferred stock.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

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

During September and October 2007, the Company issued 31,823,529 shares of common stock for cash at $.017 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D.  Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 9,548,819 warrants were issued.  The warrants are ten-year warrants and have an exercise price of $.025 per share.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available 10,000,000 shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.  On May 20, 2005, the Company granted non-qualified stock options under the company’s 2005 Equity Plan for a maximum of 250,000 shares of the Company’s common stock for $0.02 per share. The options expire May 25, 2015 and may be exercised any time after May 25, 2005.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company under the 2005 Plan.  The options vest over two years.  During 2008, 1,000,000 of these options were cancelled prior to vesting.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

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
Expected term – 11 years
Expected volatility of stock – 131.13%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

As of December 31, 2010, these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

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

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton, the Company’s COO and Secretary, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled. On July 31st, 2009, 5,000,000 of S. Wallach fully vested and fully expensed options were amended and transferred to G. McClinton.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. During the years ended December 31, 2010 and 2009, the Company recognized compensation expense of $156,558 and $156,557 related to these stock options.  The following assumptions were used in the fair value calculations:

Risk free rate – 4.66%
Expected term – 10 years
Expected volatility of stock – 133.59%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The Company will recognize compensation expense of $52,186 in 2011 related to these stock options. No further compensation expense will be recognized for these options after 2011.

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
Expected term – 11 and 12 years
Expected volatility of stock – 134.33%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

As of December 31, 2010, these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

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
Expected term – 10 years
Expected volatility of stock – 133.83%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

As of December 31, 2010, these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

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
Expected term – 2 to 10 years
Expected volatility of stock – 133.83%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

As of December 31, 2010, these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. For the years ended December 31, 2010 and 2009, the Company recognized compensation expense of $2,620 and $7,862 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 3.78%
Expected term – 11 years
Expected volatility of stock – 133.59%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company recognized compensation expense of $2,620 in 2010 related to these stock options. As of December 31, 2010 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company.  The options vest over one year.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted. For the years ended December 31, 2010, the Company recognized compensation expense of $33,837 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 1.42%
Expected term – 2 years
Expected volatility of stock – 500.5%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

As of December 31, 2010 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

On April 23rd, 2010, the Company granted 4,500,000 stock options to four directors of the Company and 300,000 stock options to the Company Secretary.  The options vest over one year.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  For the years ended December 31, 2010, the Company recognized compensation expense of $27,000 related to these options.  The following assumptions were used in the fair value calculations:

Risk free rate – 2.61%
Expected term – 5 to 10 years
Expected volatility of stock – 500.5%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

The Company will recognize compensation expense of $12,000 in 2011 related to these stock options.

The following table sets forth the Company’s stock options outstanding as of December 31, 2010 and 2009 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2009	64,433,333	$0.029
Granted	4,500,000	0.029
Exercised	-	-
Forfeited/expired	-	-

Outstanding, December 31, 2009	68,933,333	0.29		$-
Granted	4,800,000	0.29		-
Exercised	-	-		-
Forfeited/expired	4,000,000	0.029		-

Outstanding, December 31 , 2010	69,733,333	$0.029	5.92	$-

Vested/exercisable at December 31, 2008	43,102,777	$0.029	6.37	$-

Vested/exercisable at December 31, 2009	57,266,667	$0.029	6.99	$-

Vested/exercisable at December 31, 2010	53,936,666	$0.029	5.95	$-

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	4.42	$.020	250,000
$.029	54,983,333	6.33	$.029	43,986,666
$.029	2,500,000	7.33	$.029	2,500,000
$.029	700,000	8.33	$.029	700,000
$.029	1,000,000	7.00	$.029	1,000,000
$.029	150,000	7.08	$.029	150,000
$.029	850,000	8.42	$.029	850,000
$.029	4,500,000.42		$.029	4,500,000
$.029	4,500,000	4.330	$.029	-
$.029	300,000	9.330	$.029	-

NOTE 8 – BUSINESS ACQUISITIONS AND DISPOSALS

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

On January 26, 2007, the Company entered into a Purchase and Settlement Agreement (the "Settlement Agreement"), dated and effective as of December 31, 2006, with William Dato and CPS whereby: (a) CPS repurchased the 51% membership interest owned by China Direct in return for the transfer of the 600,000 shares of the Company’s "Series A Preferred Stock”, which are convertible into 50,739,958 shares of the Company's common stock, and (b) the issuance of a promissory note by CPS to CHDT for 225,560, bearing annual interest at 7% with interest-only payments commencing on July 1, 2007 and thereafter being paid quarterly on April 1st, July 1st, October 1st, and January 1st until the principal and all unpaid interest thereon shall become due and payable on the maturity date, being January 6, 2010 (the “2007 Promissory Note”).  The 2007 Promissory Note also provides that the principal amount may be automatically increased by an amount of up to $7,500 if the amount of a customer claim is settled for less than $7,500. As of the date of this report the principal amount has not been increased by an amount up to $7,500, as described above.  The shares were valued at $1,775,864 based on the market value of the common stock that the shares are convertible into.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BUSINESS ACQUISITIONS AND DISPOSALS (continued)

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

The Company disposed of its interest in CPS to further its goal of focusing on its Capstone Industries consumer product business line in an effort to achieve sustained profitability from low-cost, low inventory consumer products that are direct shipped from Chinese and other low cost contract manufacturing sources to the Company’s customers.

Capstone Industries

On September 13, 2006, the Company entered into a Stock Purchase Agreement (the Purchase Agreement) with Capstone Industries, Inc., a Florida corporation (Capstone), engaged in the business of producing and selling portable book lights and related consumer goods, and Stewart Wallach, the sole shareholder of Capstone. Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by a note payable to the Company’s CEO and $1.25 million of the Company’s Series B Preferred Stock, $0.01 par value per share, which Series “B” stock is convertible into 15.625 million “restricted” shares of CHDT Common Stock, $0.0001 par value (common stock). CHDT has agreed to register shares of Common Stock under the Securities Act of 1933, as amended, to cover conversion of the Series “B” Stock issued to Mr. Wallach in the acquisition of Capstone.  Such registration has not been filed as of the date of this Report. CHDT will operate Capstone as a wholly-owned subsidiary. As of the date of this report these share have not been registered.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – BUSINESS ACQUISITIONS AND DISPOSALS (continued)

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

NOTE 9 - INCOME TAXES

As of December 31, 2010, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately $4,300,000 that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2010	2009
Net Operating Losses	$903,000	$799,500
Valuation Allowance	(903,000)	(799,500)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2010	2009
Provision (Benefit) at US Statutory Rate	$(155,000)	$(205,000)
Increase (Decrease) in Valuation Allowance	155,000	205,000
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2010 and 2009.  In many cases, the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2008. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2010:

United States (a)	2008 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 10 – CONTINGENCIES

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

The settlement and release provides a mutual, general release of all claims that plaintiffs and Company may have against each other as the date of the release, including any causes of action or claims under the Celeste case and any related proceedings.  The settlement provides, in part, that: (1) the parties will seek a court order dismissing the Celeste case; (2) the parties will release each other from any and all claims and causes of action in or related to the Celeste case or the pending appeal to the U.S. Circuit Court for the Second Circuit;  (3) the plaintiffs will pay $100,000 towards the Company’s legal fees incurred in the Celeste case; (4) the Company will support the release of shares of Company Common Stock, $0.0001 par value per share, (“Common Stock”) owned of record by Networkland, Inc., a Virginia corporation, (“NET”) and Technet Computer Services, Inc., a Virginia corporation, (“TECH”) to the plaintiffs or their designees (each such block of Common Stock was sought by the plaintiffs in the Celeste case as part of their claims against the Company (collectively, said shares of Common Stock held of record by NET and TECH being referred to as the “N&T Shares”));  (5) the issuance of 350,000 shares of Common Stock owned by Howard Ullman, a director of the Company, to the plaintiffs or their designees; and (6) the granting by Mr. Ullman of a five year option to purchase 20 million shares of Common Stock owned by Mr. Ullman to the plaintiffs or their designees, which option has an exercise price of $0.029 per share.  Under the proposed settlement agreement and release, the Company will grant piggy-back registration rights to the option and underlying shares of Common Stock referenced in (6) above, which rights

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONTINGENCIES (continued)

will be effective after June 1, 2010.  The Company will pay all registration fees and legal costs associated with any such registration, which are currently estimated to be approximately $3,000 to $5,000.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INTANGIBLE ASSETS

During 2010 and 2009, the Company capitalized $18,675 and $37,142, respectively related to packaging artwork and design costs.  The Company recognized amortization expense of $44,535 and $96,086, respectively during the years 2010 and 2009 related to these assets.  At December 31, 2010 and 2009, the net amount of the intangible asset was $18,895 and $44,756, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company adopted ASC 855, and has evaluated all events occurring after December 31, 2010, the date of the most recent balance sheet, for possible adjustment to the financial statements or disclosures. The Company has concluded that there are no significant or material transactions to be reported for the period from January 1, 2011 to the date of filing.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of March 2011.

CHDT CORPORATION

Dated:   March 14, 2011

By
/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of CHDT Corporation and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 14, 2011

/s/ Laurie Holtz
Laurie Holtz Director
March 14, 2011

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 14, 2011

/s/ Howard Ullman
Howard Ullman
Chairman of the Board of Directors
March 14, 2011

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 14, 2011

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 14, 2011

/s/ Larry Sloven
Larry Sloven
Director
March 14, 2011