Form 10-Q
period 2011-03-31
CHDT CORP
filed 2011-05-05
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2011, there were 649, 357,786 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:

Current Assets:
Cash	$92,873	$115,239
Accounts receivable - net	2,065,133	1,256,913
Inventory	191,584	387,990
Prepaid expense	744,539	527,562

Total Current Assets	3,094,129	2,287,704

Fixed Assets:
Computer equipment & software	64,047	64,047
Machinery and equipment	487,538	487,538
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(500,087)	(486,974)

Total Fixed Assets	57,163	70,276

Other Non-current Assets:
Product development costs - net	16,811	18,895
Goodwill	1,936,020	1,936,020

Total Other Non-current Assets	1,952,831	1,954,915

Total Assets	$5,104,123	$4,312,895

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 31,	December 31,
	2011	2010
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$455,340	$259,788
Note payable - Sterling Factors	1,145,802	889,708
Notes and loans payable to related parties - current maturities	2,438,436	1,550,144

Total Current Liabilities	4,039,578	2,699,640

Long Term Liabilities
Notes and loans payable to related parties - Long Term	0	671,313
Total Liabilities	4,039,578	3,370,953

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares, issued -0- shares
at March 31, 2011 and December 31, 2010	-	-
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares, issued -0- shares
at March 31, 2009 and December 31, 2009
Preferred Stock, Series B-1, par value $.0001 per share	-	-
Authorized 50,000,000 shares, issued -0- shares
at March 31, 2011 and December 31, 2010	-	-
Preferred Stock, Series C, par value $1.00 per share
Authorized 1,000 shares, issued 1,000 shares
at March 31, 2011 and December 31, 2010	1,000	1,000
Common Stock, par value $.0001 per share
Authorized 850,000,000 shares,
Issued 649,357,786 shares at March 31, 2011
and December 31, 2010	64,936	64,936
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	6,976,672	6,961,187
Accumulated deficit	(5,937,622)	(6,044,740)

Total Stockholders' Equity	1,064,545	941,942

Total Liabilities and Stockholders’ Equity	$5,104,123	$4,312,895

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31st,
	2011	2010

Revenues	$2,417,494	$353,036
Cost of Sales	(1,826,243)	(238,256)
Gross Profit	591,251	114,780

Operating Expenses:
Sales and marketing	52,773	102,928
Compensation	184,603	287,584
Professional fees	37,737	54,583
Product Development	52,083	35,392
Other general and administrative	81,227	108,239
Total Operating Expenses	408,423	588,726

Net Operating Income (Loss)	182,828	(473,946)

Other Income (Expense):
Interest expense	(75,710)	(33,856)
Total Other Income (Expense)	(75,710)	(33,856)

Net Income (Loss)	$107,118	$(507,802)

Income (Loss) per Common Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	649,357,786	648,632,786
Diluted	801,009,663	801,604,363

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$107,118	$(507,802)
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	17,446	42,242
Compensation expense from stock options	15,484	48,254
(Increase) decrease in accounts receivable	(808,220)	1,207,980
(Increase) decrease in inventory	196,405	(99,785)
(Increase) decrease in prepaid expenses	(216,977)	(98,619)
(Increase) decrease in deposits	-	15,000
(Increase) decrease in other assets	-	(6,001)
Increase (decrease) in accounts payable and accrued expenses	195,553	217,281
Increase (decrease) in accrued interest on notes payable	31,604	12,264
Net cash provided by (used in) operating activities	(461,587)	830,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,250)	(5,777)
Net cash provided by (used in) investing activities	(2,250)	(5,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	256,095	-
Repayments of notes payable	-	(1,062,047)
Proceeds from notes and loans payable to related parties	997,000	192,000
Repayments of notes and loans payable to related parties	(811,624)	(5,439)
Net cash provided by financing activities	441,471	(875,486)

Net (Decrease) Increase in Cash and Cash Equivalents	(22,366)	(50,449)
Cash and Cash Equivalents at Beginning of Period	115,239	266,867
Cash and Cash Equivalents at End of Period	$92,873	$216,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,745	$21,592
Franchise and income taxes	$-	$-

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

As of December 31, 2010 and through March 31st, 2011, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $191,584 and $387,990 at March 31, 2011 and December 31, 2010, respectively.

.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2010 and through March 31st, 2011.

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

Depreciation expense was $13,112 and $32,037 for the quarters ended March 31, 2011 and 2010, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At March 31, 2011 and 2010, the total number of potentially dilutive common stock equivalents was 151,651,877(includes 4,800,000 options which vest within 30 days) and 152,971,577, respectively.

Principles of Consolidation

The consolidated financial statements for the quarters ended March 31, 2011 and 2010 include the accounts of the parent entity and its wholly-owned subsidiaries Black Box Innovations, L.L.C., and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at March 31, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Reclassifications

Certain reclassifications have been made in the 2010 financial statements to conform to the 2011 presentation.  There were no material changes in classifications made to previously issued financial statements.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $5,077 and $6,536 for the quarters ended March 31 2011 and 2010, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $28,826 and $9,781for the quarters ended March 31, 2011 and 2010, respectively.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the year ended December 31, 2010, the Company recognized a compensation expense of $156,558 related to these options. For the three months ended March 31, 2011, the Company recognized compensation expense of $13,046 related to these options.

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

On April 23, 2010, the Company granted 4,800,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  For the year ended December 31, 2010, the Company recognized compensation expense of $27,000 related to these options.  For the three months ending March 31st, 2011 the Company recognized compensation expense of $2,438.

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

Stock-Based Compensation Expense

Stock-based compensation for the three months ended March 31st, 2011 included 0 for consulting fees. Stock-based compensation expense for the three months ended March 31, 2010 included $0 for consulting fees.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company’s adoption of the provisions of ASU 2010-20 did not have a material effect on its financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero of Negative Carrying Amounts.  This Accounting Standards Update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company’s adoption of the provisions of ASU 2010-28 did not have a material effect on its financial position, results of operations or cash flows.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this Update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company’s adoption of the provisions of ASU 2010-29 did not have a material effect on its financial position, results of operations or cash flows.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of March 31, 2011, the Company had no cash in excess of FDIC limits.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2010 and 2009.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2010	2009	2010	2009

Customer A	42%	41%	$82,041	$2500
Customer B	23%	24%	987,231	0
Customer C	6%	23%	48,046	1,305,821

	71%	88%	$1,117,318	$1,308,321

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

	Purchases %		Accounts Payable

	2010	2009	2010	2009

Vendor A	71%	36%	$24,597	$-
Vendor B	17%	25%	14,701	2524
Vendor C	9%	17%	0	12,688
Vendor D	0%	10%	0	75,525

	97%	88%	$39,298	$90,737

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

At December 31, 2009, there was $1,277,151 due on this loan.  During September 2010, the balance of this loan was paid off in full and the note and loan facility was closed.

Sterling Capital Funding

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding, a division of Sterling Factors Corporation, located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  CHDT Corp and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling Capital Funding, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to Sterling Capital Funding loan.  No payments will be made on the subordinated debt until the Sterling Capital Funding loan is paid in full.  As of March 31, 2011, the balance due to Sterling was $1,145,802.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2011.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan. As amended, the note is due on or before June 2, 2011.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2011, the total amount payable on this note was $466,887. During the year 2011 the interest payments were made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.   As amended, the note is due on of before January 2, 2012 and carries an interest rate of 8% per annum.  At March 31, 2011, the total amount payable on this note was $274,932, including interest of $24,932.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2012 and carries an interest rate of 8% per annum.  At March 31, 2011 the total amount payable on this note was $108,439, including interest of $8,439.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2012 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2011 the total amount payable on this note was $80,326, including interest of $5,326 amount.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before July 1, 2011 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2011 the total amount payable on this note was $159,633 including interest of $9,633

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2012 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2011 the total amount due on these notes was $219,945, including interest of $19,945.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Capstone Industries – Notes Payable to Officers and Directors

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  As amended, the note carries an interest rate of 8% per annum and is due on or before June 2, 2011.  In December 2008, the Company borrowed an additional $75,000 from this director.  As amended, this note is due on or before June 2, 2011.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2011 the total amount due on these notes was $202,263, including interest of $24,263.  For the year 2011 the interest payments were paid monthly to the note holder.

Purchase Order Assignment-Funding Agreements

During the First Quarter 2010, Capstone Industries, Inc. received $92,000 loan from Systematic Development Group, LLC.  The loan was due on or before Dec 15, 2010 and carried an interest rate of 1.5% simple interest per month (18% annual).  This loan was paid in full as of December, 31, 2010.

During Second Quarter 2010, Capstone Industries, Inc. received additional $445,000 loan from Systematic Development Group, LLC.  The loan was due on or before Dec 15, 2010 and carried an interest rate of 1.5% simple interest per month (18% annual).  This loan was paid in full as of December, 31, 2010

During Third Quarter 2010, Capstone Industries, Inc. received additional $714,000 loan from Systematic Development Group, LLC.  The loan was due on or before January 14, 2011 and carried an interest rate of 1.5% simple interest per month (18% annual).  The loan granted to the holder a security interest in the inventory purchased pursuant to this agreement until sold, with payment due immediately on advancement of funds from Sterling Factors Corp.  At December 31, 2010, the total amount due on this note was $78,625 including accrued interest of $3,625. This loan was paid in full as of March 31, 2011.

On October 4th 2010, Capstone Industries, Inc. received additional $114,000 loan from Systematic Development Group, LLC and carried an interest rate of 1.5% simple interest per month (18% annual). This loan was paid in full at December 31, 2010.

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Systematic Development Group, LLC.

On June 24, 2010, Capstone Industries, entered into a Purchase Order Funding agreement with a director.  The agreement provides for loans from the director up to $682,730, with a due date of December 31, 2010, carried a simple interest rate of 1.5%% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding). As amended, the note was due on or before March 31, 2011. On June 25, 2010, the Company received $265,000 pursuant to the agreement.  During the third quarter 2010, the Company received additional funding of $415,000.  During 2010, this note was partially repaid in the amount of $604,605 including $24,605 interest. At December 31, 2010 the total amount payable on this note was $104,882 including accrued interest of $4,882. This loan was paid in full as of March 31, 2011

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On December 9, 2010, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $350,000, with a due date of June 30, 2011, carried a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding), On December 9, 2010, the Company received $350,000 pursuant to the agreement. At December 31, 2010 the total amount payable on this note was $353,797 including accrued interest of $3,797. This loan was paid in full as of March 31, 2011

On March 17, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $800,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  On March 18, 2011, the Company received $150,000 pursuant to the agreement.  At March 31, 2011 the total amount payable on this note was $150,962 including accrued interest of $962.

On March 18, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with Phyllis Postal. Mrs. Postal is a mother of a director of the company. This agreement provides for loans from the director up to $300,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  On March 18, 2011, the Company received $200,000 pursuant to the agreement.  At March 31, 2011 the total amount payable on this note was $201,282 including accrued interest of $1,282.

On July 21, 2010, the Company entered into a Purchase Order Funding agreement with Everett Fleisig.  Mr. Fleisig is the father in law of an officer of the company.  The agreement provided for loans up to $356,000, with a due date of December 31, 2010, carried a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  As of December 31, 2010 the total note amount of $217,513 was repaid in full including interest of $8,513

On November 29, 2010, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL) The agreement provides for loans up to $140,000, with a due date of April 30 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  On December 1st, 2010, Company received $47,000 pursuant to the agreement.  At March 31, 2011, the note balance due was $50,477 including accrued interest of $3,477.

On December 9th, 2010, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL)  The agreement provides for loans up to $600,000, with a due date of June 30 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  As December 31, 2010 the note payable was $101,134 includes accrued interest of $1,134 which was paid off as of March 31, 2011.  During the First Quarter 2011, an additional loan of $409,000 was received.  At March 31, 2011, the note payable due was $419,137 including accrued interest of $10,137.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On March 23, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL)  The agreement provides for loans up to $65,000, with a due date of Aug 23, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  At March 31, 2010 the note payable was $27,093 includes accrued interest of $93.

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Rossion Holding LLC.

On December 17, 2010, the Company entered into a Purchase Order Funding agreement with George Wolf. Mr. Wolf is a business partner of the CEO and an officer of the company.  The agreement provides for loans up to $392,000, with a due date of June 30, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  At December 31, 2010 the note payable was $38,187 includes accrued interest of $187 which was paid in full as of March 31, 2011.  During the first quarter additional $156,000 advance was received on this note.  As of March 31, 2011 the note payable was $77,061 including accrued interest of $1,061.

On February 11, 2011, the Company entered into a Purchase Order Funding agreement with George Wolf. The agreement provides for loans up to $106,000, with a due date of Aug 30, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling bank).  As of March 31, 2011 the note payable was zero.

Notes and Loans Payable to Related Parties - Maturities

Based on the above, the total amount payable to officers, directors and related parties as of March 31, 2011 and December 31, 2010 was $2,438,436 and $2,221,457, respectively, including accrued interest of $ 109,550 and $77,250, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2011	$1,754,794
2012	683,642
2013	-
2014	-
2015
Total future maturities	$2,438,436

NOTE 5 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $13,968 and $16,353 for the years ended March 31, 2011 and 2010, respectively.

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

License Agreement

On April 12, 2007, the Company entered into a trademark and licensing agreement with The Armor All/STP Products Company (“AASTP”).  As part of the agreement, the Company is required to pay AASTP royalties  until September 1, 2010 either at fixed periodic amounts or 7% of product sales.   Under this agreement, an expense of $187,500 was incurred during 2010. As of December 31, 2010, the STP License agreement has been terminated.

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
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The Company has recognized compensation expense of $13,046 in the quarter ended March 31st, 2011. The Company will recognize compensation expense of $52,186 in 2011 related to these stock options. No further compensation expense will be recognized for these options after 2011.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500.5%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

For the quarter ended March 31st,2011, the Company recognized compensation expense of $9,750 related to these stock options.  A further $2,250 will be recognized in the second quarter ending June 30, 2011.

The following table sets forth the Company’s stock options outstanding as of March 31, 2011 and December 31, 2009 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2010	68,933,333	$ 0.029		$ -
Granted	4,800,000	0.029		-
Exercised	-	-		-
Forfeited/expired	4,000,000	0.029		-

Outstanding, December 31 , 2010	69,733,333	$ 0.029	5.92	$ -
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	-	-		-

Outstanding, March 31st, 2010	69,733,333	$ 0.029	5.92	$ -

Vested/exercisable at December 31, 2009	57,266,667	$ 0.029	6.99	$ -
Vested/exercisable at December 31, 2010	53,936,666	$ 0.029	5.95	$ -
Vested/exercisable at March 31,2011	59,313,333	$ 0.029	5.67	$ -

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	4.17	$.020	250,000
$.029	54,983,333	6.08	$.029	49,363,333
$.029	2,500,000	7.08	$.029	2,500,000
$.029	700,000	8.08	$.029	700,000
$.029	1,000,000	6.75	$.029	1,000,000
$.029	150,000	6.83	$.029	150,000
$.029	850,000	8.17	$.029	850,000
$.029	4,500,000.17		$.029	4,500,000
$.029	4,500,000	4.080	$.029	-
$.029	300,000	9.080	$.029	-

NOTE 8 – BUSINESS ACQUISITIONS AND DISPOSALS

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

NOTE 9 - INCOME TAXES

As of December 31, 2010, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $4,300,000 that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INTANGIBLE ASSETS

The Company capitalized $2,250 and $18,175 at March 31, 2011 and December 31, 2010 respectively, related to packaging artwork and design costs., The Company recognized amortization expense of $4,334 and $44,535 at March 31, 2011 and December 31, 2010 respectively, related to these assets.  At March 31, 2011 and December 31, 2010, the net amount of the intangible asset was $16,811 and $18,895, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – CHDT Corporation, a Florida corporation, (“CHDT,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the Over-The-Counter QB-OTC Link System under the trading symbol “CHDO.OB.”   This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2010.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010; and (ii) financial liquidity and capital resources.

Through our operating subsidiaries, we are a developer and manufacturer of niche consumer products selling to distributors and retailers in the United States. Our Capstone subsidiary currently operates in five primary business segments: (1) Portable booklights and multi-task lights. (2) eReader lights. (3) Eco-i-Lite power failure lights and night lights (4) Wireless motion sensor lights (5) Light Ringers® collection of desk lamps and utility lamps.

Our growth strategy has six main elements:

1.	Introduce our new product lines to more departments at existing retail distribution channels; and
2.	Continue to expand retail distribution and move into new distribution channels; and
3.	Release new innovative products in order to expand existing categories; and
4.	Through acquiring businesses that have innovative products that would compliment our existing marketing strategies; and
5.	Through acquiring businesses that would allow us to diversify into direct consumer or commercial industrial channels; and
6.	Seek to expand retail distribution into overseas distribution channels, particularly in South America, Western Europe and Asia.

Capstone Lighting products specialize in low cost, innovative portable lighting products that we believe can win a profitable niche and market share without high market penetration costs (especially marketing and advertising costs).  Capstone sells booklights, multi-task lights, power failure lights and nightlights, motion sensor lights, desk lamps, eReader lights  and also offers “Private Label” programs marketed to major retailers.  “Private Label” is the manufacture of products by a company and those products are sold under the name or trade name of the manufacturer or manufacturer’s retailers, distributors or bulk buyers.

Current Products.   Capstone is engaged in the business of producing the following consumer products, which are, unless indicated otherwise, manufactured for and under the trade name of “Capstone” by contract manufacturers in China, distributed by us and sold through regional and national retailers and distributors in the United States:

 (1) Portable book lights and Task lights. In March 2009 the Company launched an expanded new line of booklights and multi-task lights, under the name PATHWAY LIGHTS®. This program included the following named products: Mini Taskbright, Multi Taskbright, Poser Taskbright, PawprintTaskbright, Compact 1 Brightbook, Compact 2 Brightbook, Britespot 2 Brightbook, Britespot 3 Brightbook, and Multipose Brightbook.  In March 2010 at the International Housewares Show, the PATHWAY LIGHTS® program was further expanded with the launch of the Retro Taskbright and the Minipose Taskbright   with additional trendy colors offered in our established line. These LED booklights are small, lightweight and portable and attach to reading materials and illuminate the area of text. They are powered by batteries which are typically included in our product offerings. In March 2011, at the International Housewares Show, the PATHWAY LIGHTS® program was further expanded with additional trendy colors and new designs.

(2) In July 2010, we developed the eReader-Lite and the eBook-Lite products and presented to only a few retailers as it was late in the buying season. This new category has been specifically designed to provide lighting for the new trendy eReader products. The eGrip design allows it to adjust to all eReader designs.  In March 2011, at the International Housewares Show, the Company officially launched the line and  introduced  additional trendy colors and a rechargeable eReader-Lite.

 (3) In 2009, the Company also launched the Eco-i-Lite and Mini Eco-i-Lite Power Failure Lights. Both use induction charge technology and function as a power failure light, hand held flashlight, and night light. Each product uses an encased lithium ion battery that when fully charged provides 7 + hours of battery life and LED light bulbs that last 100,000 hours. In March 2010, at the International Housewares Show, the Company expanded the line with the launch of the Midi Eco-i-Light and the Pawprint Line in Full size, Midi and Mini, specifically developed for the dog walking consumers. In March 2011, at the International Housewares Show, the Company introduced Mini Eco-i-Lite for children’s rooms and a version marketed to senior citizens. The Company also introduced a new Eco-Headlite.

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

 Distribution of Products:  Capstone distributes its products through existing national and regional distributors and retailers in the United States, including,   office-supply chains, book store chains, warehouse clubs, supermarket chains, drug chains, department stores, catalog houses, online retailers and book clubs.   Our largest distribution channels are: Target Stores, Wal-Mart/Sams Club,  Meijer Stores,  Office Depot, Barnes & Noble book stores, Borders book stores, Brookstone, Fred Meyer-Kroger Stores, Costco Wholesale,  The  Container Store , Starcrest,  True Value  and in Central and South America with our master distributor  Avtek.   These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  When we launch new products, our sales team will initially introduce the new line to our existing customer base. Many of our products are multifunctional and as such can be marketed to many other departments within an existing customer. Our goal is to expand our products into other departments where the product features fill a consumer’s need.

As a small reporting company with limited resources, we do not have the resources to compete head-to-head with larger, more established competitors for any of the products.   We face many national or regional brand-named competitors in all of our product lines. However we attempt to compete by leveraging the design, innovation, engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more functions at what we deem to be a value price.  Prior History. Since the start of the 1990’s, the history of CHDT has been a series of failed operating subsidiaries engaged in various business lines.  With each failed business, we usually experienced a change in management and business focus.  We believe that these past failures were due to a combination of one or more of the following: (1) inadequate financing of operations; (2) absence of a readily available sources of affordable funding for operations and product and business exception; (3) absence of any or enough experienced managers or executives; (4) lack of adequate strategic and financial planning and accurate budgeting projections; (5) general economic conditions and downturns in industries that undermined many small businesses, especially in the value-added reseller of computer hardware and software developer and systems developer industries; (6) inability to raise money in the public markets due to poor financial track record of CHDT, resulting low stock market price  and lack of sufficient institutional investor and market maker support for CHDT Common Stock; (7) selection of business lines that CHDT was ill suited to compete in or acquire; (8) operating losses severely limiting the business  and financial options and resources of CHDT;  (9) frequent changes in management and business lines; (10) concurrently operating incompatible business lines that were ill-suited for a small business issuer; and (11) acquisitions that diverted resources from existing operations and ultimately failed and, as such, hindered CHDT’s efforts to attain profitability on a sustained basis.

Starting in 2007, we have sought to avoid the problems of the past by recruiting an experienced management and sales team for the stated purpose to develop and expand a consumer products business and we have endeavored to raise funds for planned business development efforts.  These steps have resulted in continued losses in 2010. but we believe that this investment in corporate infrastructure is necessary to lay the foundation for any hope of future success and effective business and product development.  While we are not certain that our current strategy and business lines will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability.

For the years ended December 31, 2010 and 2009, the Company’s revenues were derived from 4 sources: (i) the sale of our PATHWAY LIGHTS® booklight products (Capstone and its booklight product line was acquired by CHDT in September 2006); (ii) sale of Eco-i-Lite Power Failure Lights, (iii) sale of our Wireless motion sensor lights; and (iv) sale of our eReader-Lite program.

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses. Our efforts have also been severely hampered by the current economic recession and tight credit markets.
 The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business or cause any appreciation in our Common Stock market price.  In fiscal year 2010 and through 2011 to date, we continued our historical reliance on raising working capital for operations, business and product development, by receiving loans or investments from members of management or their affiliates.  During 2010 we   were able to transfer our conventional asset based bank loan to a factor based line that would better  support Capstone operations and working capital needs, however we may have to continue to raise working capital for CHDT and working capital for Capstone business and product development (as well as any possible mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already significant number of outstanding shares of Common Stock, significantly dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities

Our lack of primary market makers and institutional investor support of our Common Stock also contributes to our burden in achieving sustained, profitable business lines.   These problems stem from the manner in which CHDT was taken public in the late 1980’s and developed a public market for the Common Stock in 1998.  CHDT did not, and perhaps could not under then current circumstances, do an underwritten initial public offering and produce a national network of broker-dealers and institutional investors interested in long-term investment in CHDT and stability in the market price for the Common Stock. As a result, we have had difficulty in sustaining any increases in the market price of the Common Stock or maintaining stability in the market for our Common Stock.  When the market price of the Common Stock enjoys any significant percentage increase, shareholders tend to sell the Common Stock to reap any gains (no matter how small) from the market price increase and the selling causes the market price of the Common Stock to fall back to prior levels.  Since there are no primary market makers or institutional investors supporting the Common Stock, there are no investors effectively countering the impact of the selling pressure on the market price for the Common Stock. The low market price and lack of support for our Common Stock means that we are hampered in our ability to resort to the public markets to raise working capital because of the low stock market price. As such, we do not readily enjoy one of the principal benefits of being a public company: ready access to the public securities markets for working capital.

We have attempted to address and intend to continue to address the above problems in public and market maker support for our Common Stock by: (1)  establishing  revenue growth  in  our current consumer product business lines in order to demonstrate that current management has a sound business line and business strategy. (2) upon establishing a record of profitability, members of management and agents will solicit support from institutional investors, asset managers, market makers and others to provide long-term investors in the Common Stock and stability in the public market for the Common Stock; (3), seek investment banker assistance in developing a strategic plan, including an acquisition plan, to dramatically grow our core product line or another non retail product line that offers entry into a new distribution channel or niche market..  We can make no assurances that we shall succeed in this effort.

We intend to remain focused on niche products for the time being that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. We also recognize that the retail distribution has been negatively impacted by the ongoing economic recession. We intend to continue to develop exciting new products by internal efforts as well as acquire new products by mergers and acquisitions, but we will also look for opportunities by merger and acquisition that would allow us to diversify into non –retail distribution channels. Nonetheless, our Company is considering a number of options to enhance shareholder value, including without limitation, divesting one or more existing business lines, and mergers and acquisitions.

  Results of Operations: For the three months ended March 31, 2011, the Company had net income from continuing operations of approximately $107,100. For the three months ended March 31, 2010 the Company had a net loss from operations of approximately $507,800. That is a net improvement of approximately $614,900 over 2010 results.

Total Net Revenues: For the three months ended March 31, 2011 the Company had Gross Sales of approximately $2,616,000 with sales allowances of approximately $198,600 for net revenues of approximately $2,417,400 compared to net revenues for the same period in 2010 of approximately $ $353,000, for an increase of approximately $2,064,400 which represents a 584% increase from 2010 results. All of the revenue was generated by Capstone.

Cost of Sales: For the three months ended March 31, 2011 and 2010, cost of sales were approximately $1,826,200 and $238,200, respectively. These costs represents 75%% and 67% respectively of Total Net Revenue. Cost of Sales has increased because of the increase is sales volume. As a percentage of total revenue cost of sales has increased primarily because the Company provided promotional funds  of $123,000 for the launch of the new motion sensor light program and other additional allowances  of $75,600 for a total of $198.600 of allowances in the quarter. These higher than usual sales allowances had the effect of reducing Gross Sales and thereby increasing the Cost of Sales percentage to Net sales by approximately 5.7%

Gross Profit: For the three months ended March 31, 2011, gross profit was approximately $591,200 an increase of approximately $476,500 or 415% from $114,700 the three months ended March 31, 2010.  Gross profit as a percentage of sales was 24.4% for the three months ended March 31, 2011 as compared to 33% for the three months ended March 31  2010.   The large Gross profit increase is attributed to significantly increased shipments in the quarter as compared to the same period last year. The lower gross profit percentage compared to the same period in 2010 was mainly the result of additional promotional allowances allowed during the quarter to market the new Wireless motion sensor light

Total Operating Expenses were approximately $408,400 for the three months ended March 31, 2011 as compared to approximately $588,700 for the three months ended March 31, 2010, a net reduction of approximately $180,300 or 30%. This expense decrease can be attributed to various factors. During 2010 an expense reduction program was initiated which has continued into 2011 and the Company eliminated certain expenses.

Sales & Marketing Expenses for the quarter ended March 31 2011 were approximately $52,700 as compared to $102,900 in same period 2010. This is a reduction of $50,200 or 48.7%. The primary reason for this reduction is that the STP license fee has been eliminated in 2011, which cost $62,500 in the same period in 2010.

Compensation Expenses for the quarter ended March 31 2011 were approximately $184,600 as compared to $287,500 in same period 2010. This is a reduction of $102,900 or 35.8%. During 2010 Executive Management voluntarily cut their salaries by 20% which has continued in the first quarter 2011 and a Management position was eliminated. Stock based compensation was also reduced by $18,100 as compared to same period 2010.

Professional Fees for the quarter ended March 31, 2011 were approximately $37,700 as compared to $54,500 in the first quarter 2010. This is a reduction of $16,800 or 30.8%. In the first quarter 2010 we incurred $15,000 of additional legal fees pertaining to the CBQ settlement which was the main reason for the higher expense rate last year.

Product Development Expenses for the quarter ended March 31, 2011 were approximately $52,000 as compared to $35,300 in the first quarter 2010. This is an increase of $16,700 or 47.3% due mainly to the investment in new products and increased quality control inspection costs in our factories associated with the higher volume of orders shipped in the quarter.

General Administrative Expenses for the quarter ended March 31, 2011 were approximately $81,200 as compared to $108,200 in the first quarter 2010. This is a reduction of $27,000 or 24.9%. During first quarter 2011, depreciation and packaging amortization costs have been reduced by $24,700 as we no longer have the added expense of amortizing STP package or  depreciating STP tooling expense.

Net Operating Income (Loss)

For the quarter ended March 31 2011, Net Operating Income was approximately $182,800 as compared to a Net Operating Loss of $473,900 in the same period 2010. This is an improved performance of $656,700 as compared to the same quarter in 2010.

Other Income (Expense): Interest Expenses for the three months ended March 31, 2011 was approximately $75,700, an increase of $41,900 or 123% from approximately $33,800 expensed for the three months ended March 31, 2010.  This expense increase was the result of additional funding required to support the significant order increase   during the quarter and for future orders.

Net Income (Loss): The Income for the three months ended March 31, 2011 was approximately $107,100, against a loss of approximately $507,800 for the three months ended March 31, 2010. As compared to the same period in 2010, the Company improved its net results by approximately $614,900. This substantial net improvement was the result of significantly increased revenue combined with the elimination of some major expenses and the implementation of an expense reduction program.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation:   Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from Chinese Manufacturers to increase costs. We generally have been able to reduce cost increases by strong negotiating or re-engineering products, but we will have to increase the price of our products in fiscal year 2011 in response to such inflationary pressures.  Since we operate in industries where the consumer tends to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2011.

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

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending March 31, 2011.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 and concluded that the disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1 and 31.2  to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2010, for a more complete understanding of the matters covered by such certifications.

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

Item 1A. Risk Factors.

During the three months ended March 31, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending March 31, 2011.

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

10.14	Option, dated February 1, 2010, granted by Howard Ullman in settlement of Esquire Trade & Finance, Inc. and Investcor, LLC v. CBQ, Inc., Case Number 03 CIV. 9650 (SC). ≠≠
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chieff Executive Officer^

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton,Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^

32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton,Chief f Financial Officer and Chief Operating Officer^
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

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 5th day of May, 2011.

CHDT CORPORATION

Dated:   May 5, 2011

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer