Form 10-K/A
period 2010-12-31
CHDT CORP
filed 2011-06-03
CIK 814926

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

Number of shares outstanding of the Registrant’s Common Stock, as of March 14, 2011, is 649,523,930.

EXPLANATORY NOTE:  The sole purpose for filing this Amendment Number 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, is to correct a mathematical error in calculating the number of shares of Registrant’s Common Stock that was outstanding as of March 14, 2011.  The correct number of outstanding shares of the Registrant’s Common Stock that were outstanding as of March 14, 2011, was 649,523,930, or a difference of 166,144 shares, or less than 1%, from the number of shares listed on the cover page of the Annual Report on Form 10-K filed by the Registrant with the Commission on March 14, 2011.  The mathematical error and the change to the outstanding shares has no material effect on the Reporting Company’s financial statements for the fiscal year ending December 31, 2010.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 3rd  day of  June  2011.

CHDT CORPORATION

Dated:   June 3, 2011

By: /S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of CHDT Corporation and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
June 3, 2011