Form 10-K/A
period 2010-12-31
CHDT CORP
filed 2011-07-13
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment Number Two to the
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

Number of shares outstanding of the Registrant’s Common Stock, as of March 14, 2011, is 649,510,532.

EXPLANATORY NOTE:  The sole purpose for filing this Amendment Number 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, is to correct a mathematical error in the number of shares of Common Stock owned.  Director’s Common Stock Ownership is changed from 113,964,146 to 114,106,895 shares of Common Stock,less than 1%, from the number of shares listed on the cover page of the Annual Report on Form 10-K filed by the Registrant with the Commission on March 14, 2011.  The mathematical error has no material effect on the Reporting Company’s financial statements for the fiscal year ending December 31, 2010.  This Amendment Number 2 corrects an error in Amendment Number 1 to the Form 10-K for the fiscal year ending December 31, 2010.

SIGNATURE

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 11th  day of  July  2011.

CHDT CORPORATION

Dated:   July 11, 2011

By: /S/ Gerry McClinton
Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of CHDT Corporation and in the capacities and on the dates indicated.

/s/ Gerry McClinton
Chief Operating Officer
July 11, 2011