Form 10-Q
period 2011-06-30
CHDT CORP
filed 2011-08-12
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 30, 2011, there were 649,510,532 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30th	December 31,
	2011	2010
Assets:
Current Assets:
Cash	$250,826	$115,239
Accounts receivable - net	786,203	1,256,913
Inventory	192,049	387,990
Prepaid expense	1,189,741	527,562
Total Current Assets	2,418,819	2,287,704

Fixed Assets:
Computer equipment & software	64,047	64,047
Machinery and equipment	487,538	487,538
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(513,201)	(486,974)
Total Fixed Assets	44,049	70,276

Other Non-current Assets:
Product development costs - net	15,809	18,895
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,951,829	1,954,915
Total Assets	$4,414,697	$4,312,895

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$366,855	$259,788
Note payable - Sterling Factors	195,965	889,708
Notes and loans payable to related parties - current maturities	1,334,121	1,550,144
Total Current Liabilities	1,896,941	2,699,640

Long Term Liabilities
Notes and loans payable to related parties - Long Term	1,527,882	671,313
Total Liabilities	3,424,823	3,370,953

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B, par value $.10 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 649,510,632 shares issued at June 30th, 2011 and December 31, 2010	64,936	64,936
Related party receivable	(40,441)	(40,441)
Additional paid-in capital	6,994,405	6,961,187
Accumulated deficit	(6,030,026)	(6,044,740)
Total Stockholders' Equity	989,874	941,942
Total Liabilities and Stockholders’ Equity	$4,414,697	$4,312,895

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$1,048,203	$602,540	$3,465,697	$955,576
Cost of Sales	(738,900)	(413,163)	(2,565,143)	(651,419)
Gross Profit	309,303	189,377	900,554	304,157

Operating Expenses:
Sales and marketing	19,836	83,791	72,608	186,719
Compensation	191,811	219,828	376,743	507,412
Professional fees	6,491	11,455	44,227	66,038
Product Development	30,674	35,287	82,759	70,679
Other general and administrative	74,136	109,068	155,033	217,307
Total Operating Expenses	322,948	459,429	731,370	1,048,155

Net Operating Income (Loss)	(13,645)	(270,052)	169,184	(743,998)

Other Income (Expense):
Interest expense	(78,760)	(48,186)	(154,470)	(82,042)
Total Other Income (Expense)	(78,760)	(48,186)	(154,470)	(82,042)

Net Income (Loss)	$(92,405)	$(318,238)	$14,714	$(826,040)

Income (Loss) per Common Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	649,510,632	648,632,786	649,510,632	648,632,786
Diluted	802,282,209	801,104,663	802,282,209	801,104,663

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30th,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$14,714	$(826,040)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,583	85,647
Compensation expense from stock options	33,218	96,508
(Increase) decrease in accounts receivable	470,710	923,018
(Increase) decrease in inventory	195,941	(5,273)
(Increase) decrease in prepaid expenses	(662,180)	(592,805)
(Increase) decrease in deposits	-	15,000
(Increase) decrease in other assets	3,088	(8,175)
Increase (decrease) in accounts payable and accrued expenses	107,068	164,334
Increase (decrease) in accrued interest on notes payable	57,866	42,479
Net cash provided by (used in) operating activities	256,008	(105,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,358)	(12,976)
Net cash provided by (used in) investing activities	(9,358)	(12,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,400,000	-
Repayments of notes payable	(3,093,742)	(1,062,047)
Proceeds from notes and loans payable to related parties	2,110,000	1,127,000
Repayments of notes and loans payable to related parties	(1,527,321)	(5,439)
Net cash provided by financing activities	(111,063)	59,514

Net (Decrease) Increase in Cash and Cash Equivalents	135,587	(58,769)
Cash and Cash Equivalents at Beginning of Period	115,239	266,867
Cash and Cash Equivalents at End of Period	$250,826	$208,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$71,061	$41,924
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-

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

Organization and Basis of Presentation

CHDT was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name "Yorkshire Leveraged Group, Incorporated", and then changed its domicile to Colorado in 1989 by merging into a Colorado corporation, named "Freedom Funding, Inc." Freedom Funding, Inc. then changed its name to "CBQ, Inc." by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from “CBQ, Inc.” to “China Direct Trading Corporation” as part of a reincorporation from the State of Colorado to the State of Florida.  Effective May 7, 2007, the Company amended its charter to change its name from “China Direct Trading Corporation” to “CHDT Corporation.”  This name change was effective as of July 16, 2007 for purposes of the change of its name on the OTC Bulletin Board.

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

As of December 31, 2010 and through June 30, 2011, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $192,049 and $387,990 at June 30, 2011 and December 31, 2010, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2010 and through June 30, 2011.

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

Depreciation expense was $26,225 and $64,873 for the six months ended June 30, 2011 and 2010, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At June 30, 2011 and 2010, the total number of potentially dilutive common stock equivalents was 152,771,577 and 152,471,877, respectively.

Principles of Consolidation

The consolidated financial statements for the quarters ended June 30, 2011 and 2010 include the accounts of the parent entity and its wholly-owned subsidiaries Black Box Innovations, L.L.C., and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at June 30, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $10,930 and $33,610 for the six months ended June 30, 2011 and 2010, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $40,396 and $21,485 for the six months ended June 30, 2011 and 2010, respectively.

Accrued Liabilities

Accrued liabilities contained in the accompanying balance sheet include accruals for estimated amounts of credits to be issued in future years based on potentially defective products, other product returns and various allowances.  These estimates could change significantly in the near term.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 (now ASC 740) requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its subsidiaries intend to file consolidated income tax returns.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the year ended December 31, 2010, the Company recognized a compensation expense of $156,558 related to these options. For the six months ended June 30th, 2011, the Company recognized compensation expense of $26,092 related to these options.

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

On April 23, 2010, the Company granted 4,800,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  For the year ended December 31, 2010, the Company recognized compensation expense of $27,000 related to these options.  For the six months ending June 30th, 2011 the Company recognized compensation expense of $7,126.

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

Stock-Based Compensation Expense

Stock-based compensation for the six months ended June 30, 2011 was $33,218. Stock-based compensation expense for the Six months ended June 30, 2010 was $96,508.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of June 30, 2011, the Company had no cash in excess of FDIC limits.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2010 and 2009.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2010	2009	2010	2009

Customer A	42%	41%	$82,041	$2,500
Customer B	23%	24%	987,231	-
Customer C	6%	23%	48,046	1,305,821

	71%	88%	$1,117,318	$1,308,321

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

	Purchases %		Accounts Payable

	2010	2009	2010	2009

Vendor A	71%	36%	$24,597	$-
Vendor B	17%	25%	14,701	2,524
Vendor C	9%	17%	-	12,688
Vendor D	0%	10%	-	75,525

	97%	88%	$39,298	$90,737

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

Sterling Capital Funding

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding, a division of Sterling Factors Corporation, located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  CHDT Corp and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling Capital Funding, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to Sterling Capital Funding loan.  No payments will be made on the subordinated debt until the Sterling Capital Funding loan is paid in full.  As of June 30, 2011, the balance due to Sterling was $195,965.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

CHDT Corp - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2011.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan. As amended, the note is due on or before June 2, 2011.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30th, 2011, the total amount payable on this note was $466,887. During the year 2011 the interest payments were made monthly to the note holder.

On July 11, 2008, the Company received a loan from a director of $250,000.   As amended, the note is due on of before January 2, 2012 and carries an interest rate of 8% per annum.  At June 30, 2011, the total amount payable on this note was $279,918 including interest of $29,918.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2012 and carries an interest rate of 8% per annum.  At June 30, 2011 the total amount payable on this note was $110,433 including interest of $10,433.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2012 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2011 the total amount payable on this note was $81,822, including interest of $6,822 amount.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before July 1, 2011 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2011 the total amount payable on this note was $162,625 including interest of $12,625

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2012 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2011 the total amount due on these notes was $223,935, including interest of $23,935.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Capstone Industries – Notes Payable to Officers and Directors

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  As amended, the note carries an interest rate of 8% per annum and is due on or before June 2, 2011.  In December 2008, the Company borrowed an additional $75,000 from this director.  As amended, this note is due on or before June 2, 2011.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2011 the total amount due on these notes was $202,263, including interest of $24,263.  For the year 2011 the interest payments were paid monthly to the note holder.

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

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Systematic Development Group, LLC.

On June 24, 2010, Capstone Industries, entered into a Purchase Order Funding agreement with a director.  The agreement provides for loans from the director up to $682,730, with a due date of December 31, 2010, carried a simple interest rate of 1.5%% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding). As amended, the note was due on or before March 31, 2011. On June 25, 2010, the Company received $265,000 pursuant to the agreement.  During the third quarter 2010, the Company received additional funding of $415,000.  During 2010, this note was partially repaid in the amount of $604,605 including $24,605 interest. At December 31, 2010 the total amount payable on this note was $104,882 including accrued interest of $4,882. This loan was paid in full as of March 31, 2011.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On July 21, 2010, the Company entered into a Purchase Order Funding agreement with Everett Fleisig.  Mr. Fleisig is the father in law of an officer of the company.  The agreement provided for loans up to $356,000, with a due date of December 31, 2010, carried a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As of December 31, 2010 the total note amount of $217,513 was repaid in full including interest of $8,513.

On November 29, 2010, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC .(RHL) The agreement provides for loans up to $140,000, with a due date of April 30 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  On December 1st, 2010, Company received $47,000 pursuant to the agreement.  At March 31, 2011, the note balance due was $50,477 including accrued interest of $3,477. As of June 30, 2011 this note was paid in full.

On December 9, 2010, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL)  The agreement provides for loans up to $600,000, with a due date of June 30 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As December 31, 2010 the note payable was $101,134 includes accrued interest of $1,134 which was paid off as of March 31, 2011.  During the First Quarter 2011, an additional loan of $409,000 was received.  At March 31, 2011, the note payable due was $419,137 including accrued interest of $10,137. As of June 30, 2011 this note was paid in full.

On December 9, 2010, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $350,000, with a due date of June 30, 2011, carried a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding), On December 9, 2010, the Company received $350,000 pursuant to the agreement. At December 31, 2010 the total amount payable on this note was $353,797 including accrued interest of $3,797. This loan was paid in full as of March 31, 2011

On March 17, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $800,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  As of June 30, 2011, the Company received $450,000 pursuant to the agreement.  At June 30, 2011 the total amount payable on this note was $459,665 including accrued interest $9,665.

On March 18, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with Phyllis Postal. Mrs. Postal is a mother of a director of the company. This agreement provides for loans from the director up to $300,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  As of June 30, 2011 the Company received $300,000 pursuant to the agreement.  At June 30, 2011 the total amount payable on this note was $310,751 including accrued interest of $10,751.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On March 23, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL)  The agreement provides for loans up to $65,000, with a due date of Aug 23, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  At March 31, 2010 the note payable was $27,093 includes accrued interest of $93. As of June 30, 2011 this note was paid in full.

On May 27, 2011, the Company entered into a Purchase Order Funding agreement with Everett Fleisig. The agreement provided for loans up to $315,000, with a due date of December 31, 2011, carried a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As of June 30, 2011 the total amount payable on this note was $201,479 including accrued interest of $1,479.

On June 17, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $316,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  As of June 30, 2011, the Company received $84,000 pursuant to the agreement.  At June 30, 2011 the total amount payable on this note was $84,621 including accrued interest $621.

On May 17, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL)  The agreement provides for loans up to $831,000, with a due date of October 31st, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding ).  At June 30, 2011 the note payable was $277,604 includes accrued interest of $4,604.

On June 22, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL)  The agreement provides for loans up to $585,000, with a due date of October 31st, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  At June 30, 2011, no funding was received against this note.

Stewart Wallach, the Company’s Chief Executive Officer and President, is a 65% owner of Rossion Holding LLC.

On December 17, 2010, the Company entered into a Purchase Order Funding agreement with George Wolf. Mr. Wolf is a business partner of the CEO and an officer of the company.  The agreement provides for loans up to $392,000, with a due date of June 30, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding ).  At December 31, 2010 the note payable was $38,187 includes accrued interest of $187 which was paid in full as of March 31, 2011.  During the first quarter additional $156,000 advance was received on this note.  As of March 31, 2011 the note payable was $77,061 including accrued interest of $1,061.  During the second quarter additional $100,000 advance was received on this note.  As of June 30, 2011 this note was paid in full.

On February 11, 2011, the Company entered into a Purchase Order Funding agreement with George Wolf. The agreement provides for loans up to $106,000, with a due date of Aug 30, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As of June 30, 2011 the note payable was zero.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Notes and Loans Payable to Related Parties - Maturities

Based on the above, the total amount payable to officers, directors and related parties as of June 30, 2011 and December 31, 2010 was $2,862,003 and $2,221,457, respectively, including accrued interest of $ 57,867 and $77,250, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2011	$1,334,121
2012	1,527,882
2013	-
2014	-
2015
Total future maturities	$2,862,003

NOTE 5 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $27,935 and $32,705 for the periods ended June 30, 2011 and 2010, respectively.

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

In September 2010, the Company issued 725,000 shares of common stock for consulting expenses of $6,525.

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
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The Company has recognized compensation expense of $26,092 for the first six months ending June 30, 2011. The Company will recognize compensation expense of $52,186 in 2011 related to these stock options. No further compensation expense will be recognized for these options after 2011.

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
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

As of December 31, 2010 these options were fully vested and compensation expense fully recognized.  As of June 8, 2011 these options had expired. No further compensation expense will be recognized for these options.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500.5%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

For the six months ended June 30 ,2011, the Company recognized compensation expense of $7,126 related to these stock options.  A further $4,874 will be recognized in the third/fourth quarter ending December 31, 2011.

The following table sets forth the Company’s stock options outstanding as of March 31, 2011 and December 31, 2009 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2010	68,933,333	$ 0.029	-	$ -
Granted	4,800,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,000,000	0.029	-	-

Outstanding, December 31 , 2010	69,733,333	$ 0.029	5.92	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	4,500,000	-	-	-

Outstanding, June 30th, 2011	65,233,333	$ 0.029	5.80	$ -

Vested/exercisable at December 31, 2009	57,266,667	$ 0.029	6.99	$ -
Vested/exercisable at December 31, 2010	53,936,666	$ 0.029	5.95	$ -
Vested/exercisable at June 30, 2011	65,233,333	$ 0.029	5.80	$ -

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	3.92	$.020	250,000
$.029	54,983,333	5.83	$.029	54,983,333
$.029	2,500,000	6.83	$.029	2,500,000
$.029	700,000	7.83	$.029	700,000
$.029	1,000,000	6.50	$.029	1,000,000
$.029	150,000	6.58	$.029	150,000
$.029	850,000	7.92	$.029	850,000
$.029	4,500,000	3.83	$.029	4,500,000
$.029	300,000	8.83	$.029	300,000

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INTANGIBLE ASSETS

The Company capitalized $6,270 and $18,675 at June 30, 2011 and December 31, 2010 respectively, related to packaging artwork and design costs., The Company recognized amortization expense of $9,357 and $44,535 at June 30, 2011 and December 31, 2010 respectively, related to these assets.  At June 30, 2011 and December 31, 2010, the net amount of the intangible asset was $15,809 and $18,895, respectively.

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

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with successive fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of August 8, 2011, the Common Stock was trading at below one cent.  Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and year to date ended June 30, 2011 compared to the three months and year to date ended June 30, 2010; and (ii) financial liquidity and capital resources.

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
2.	Continue to expand retail distribution by moving into new distribution channels; and
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

Distribution of Products:  Capstone distributes its products through existing national and regional distributors and retailers in the United States, including,   office-supply chains, book store chains, warehouse clubs, supermarket chains, drug chains, department stores, catalog houses, online retailers and book clubs.   Our largest distribution channels are: Target Stores, Wal-Mart/Sams Club,  Meijer Stores,  Office Depot, Barnes & Noble book stores, Brookstone, Fred Meyer-Kroger Stores, Costco Wholesale,  The  Container Store , Starcrest,  True Value  and in Central and South America with our master distributor  Avtek.   These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  When we launch new products, our sales team will initially introduce the new line to our existing customer base. Many of our products are multifunctional and as such can be marketed to many other departments within an existing customer. Our goal is to expand our products into other departments where the product features fill a consumer’s need.

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

Prior History:  Prior to 2007, the CHDT’s ability to attain and sustain profitability was hindered by frequent changes in management and business lines, inadequate funding, and/or inadequate management expertise in the then current business lines.  Since 2007, CHDT believes that it has made substantial progress in remedying many of the deficiencies.  However, the lower sales volumes of the Company continue to hamper the profitability of the Company.  CHDT has initiated programs to enhance the sales volume and profitability of the Company by internal efficiencies and expense reductions, new product launches and new business lines.

Starting in 2007, we have sought to avoid the problems of the past by recruiting an experienced management and sales team for the stated purpose to develop and expand a consumer products business and we have endeavored to raise funds for planned business development efforts.  These steps have resulted in continued losses in 2010, but we believe that this investment in corporate infrastructure is necessary to lay the foundation for any hope of future success and effective business and product development.  While we are not certain that our current strategy and business lines will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability or any growth

For the years ended December 31, 2010 and 2009, the Company’s revenues were derived from 4 sources: (i) the sale of our PATHWAY LIGHTS® booklight products (Capstone and its booklight product line was acquired by CHDT in September 2006); (ii) sale of Eco-i-Lite Power Failure Lights, (iii) sale of our Wireless motion sensor lights; and (iv) sale of our eReader-Lite program.

Despite the recent efforts to make CHDT and its operations a focused and professionally run organization, we continue to be hampered in our efforts to achieve sustained profitability by problems that stem from the past and our history of failed businesses. Our efforts have also been severely hampered by the current economic recession and tight credit markets.

The failure of CHDT to achieve sustained profitability in its operations continues to hamper our efforts to establish and sustain a profitable, growing business or cause any appreciation in our Common Stock market price.  In fiscal year 2010 and through 2011 to date, we continued our historical reliance on raising working capital for operations, business and product development, by receiving loans or investments from members of management or their affiliates.  During 2010 we  were able to transfer our conventional asset based bank loan to a factor based line that would better  support Capstone operations and working capital needs, however we may have to continue to raise working capital for CHDT and working capital for Capstone business and product development (as well as any possible mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the already significant number of outstanding shares of Common Stock, significantly dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities

Our lack of primary market makers and institutional investor support of our Common Stock also contributes to our burden in achieving sustained, profitable business lines.   These problems stem from the manner in which CHDT was taken public in the late 1980’s and developed a public market for the Common Stock in 1998.  CHDT did not, and perhaps could not, do an underwritten initial public offering and produce a national network of broker-dealers and institutional investors interested in long-term investment in CHDT and stability in the market price for the Common Stock. As a result, we have had difficulty in sustaining any increases in the market price of the Common Stock or maintaining stability in the market for our Common Stock.  When the market price of the Common Stock enjoys any significant percentage increase, shareholders tend to sell the Common Stock to reap any gains (no matter how small) from the market price increase and the selling causes the market price of the Common Stock to fall back to prior levels.  Since there are no primary market makers or institutional investors supporting the Common Stock, there are no investors effectively countering the impact of the selling pressure on the market price for the Common Stock. The low market price and lack of support for our Common Stock means that we are hampered in our ability to resort to the public markets to raise working capital because of the low stock market price. As such, we do not readily enjoy one of the principal benefits of being a public company: ready access to the public securities markets for working capital.

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

Results of Operations: For the three months ended June 30, 2011, the Company had a net loss from continuing operations of approximately $92,400 as compared to a net loss of $318,200 for the same quarter in 2010. For the six months ended June 30, 2011, the Company had a net profit from operations of approximately $14,700 compared to a net loss of $826,000 for the six months ended June 30. 2010. This is a net improvement for the six months of approximately $840,700 compared to the first six months of fiscal year 2010 and represents the first, second half profit in the Company’s history.

Total Net Revenues: For the three months ended June 30, 2011 and 2010, the Company had total net sales of approximately $1,048,200and $602,600 respectively, for an increase of approximately $445,600 or a 73.9% increase from 2010 results.  For the six months ended June 30, 2011 and 2010, the Company had total net sales of approximately $3,465,700 and $955,600 respectively, for an increase of approximately $2,510,100 which represents a 262.7% increase from 2010 results. All of the revenue was generated by the Company’s subsidiary, Capstone. Reorders for Capstone’s existing line combined with the introduction of new products and Capstone’s entrance into new Distribution Channels significantly increased revenue in the first six months of 2011 as compared to last year

Cost of Sales: For the three months ended June 30, 2011 and 2010, cost of sales were approximately $738,900 and $413,200, respectively. For the six months ended June 30, 2011 and 2010, costs of sales were approximately $2,565,100 and $651,400 respectively.  These costs approximately represent 74% and 68% of Total Net Revenue for the six months ended June 30, 2011 and 2010 respectively. Cost of Sales has increased by $1,913,700 because of the increase in sales volume. As a percentage of total revenue, cost of sales has increased primarily because the Company provided promotional funds of $123,000 for the launch of the new motion sensor light program and other additional allowances of $75,600 for a total of $198,600 of allowances in the first quarter. These higher than usual sales allowances had the effect of reducing Gross Sales and thereby increasing the Cost of Sales percentage to Net sales by approximately 6%

Gross Profit: For the three months ended June 30, 2011 and 2010, gross profit was approximately $309,300 and $189,400 respectively, an increase by approximately $119,900 or 63% from the same period in 2010.  For the six months ended June 30, 2011 and 2010, gross profit was approximately $900,600 and $304,200 respectively, an increase of $596,400 or 196%. The large Gross profit increase is attributed to significantly increased shipments in the first half of the year as compared to the same period last year. The lower gross profit percentage compared to the same period in 2010 was mainly the result of additional promotional allowances during the first quarter to market the new Wireless motion sensor light.

Total Operating Expenses for the three months ended June 30, 2011 and 2010 were $323,000 and $459,400 respectively.  This was a decrease of approximately $136,400 or 30% as compared to the same period in 2010.  For the six months ended June 30, 2011 and 2010, operating expenses were $731,400 and $1,048,100 respectively, a decrease of approximately $316,700 or 30%. This expense decrease can be attributed to various factors. During 2010 an expense reduction program was initiated which has continued into 2011 and the Company has totally eliminated certain expenses.

Sales and Marketing Expenses for the three months ended June 30, 2011 and 2010 were approximately $19,800 and $83,800 respectively, a decrease of approximately $64,000 or 76%. For the six months ended June 30 2011 and 2010 expenses were approximately $72,600 and $186,700, a decrease of $114,100 or 61% . This large expense decrease from 2010 is mainly attributed to the elimination of Royalty License payments to STP during the six months.

 Compensation Expenses for the three months ended June 30, 2011 and 2010 were approximately $191,800 and $219,800 respectively.  This is a reduction of $28,000 or 12.7%.  Compensation expenses for the six months ended June 30 2011 and 2010 were approximately $376,700 and $507,400 respectively. A reduction of $130,700 or 25.8% for the six months as compared the same period in 2010. This was achieved mainly by a voluntary salary reduction by Executive Management.

Product Development Expenses for the three months ended June 30th, 2011 and 2010 were approximately $30,700 and $35,300 respectively. For the six months ended June 30,th 2011 and 2010 expenses were $82,800 and $70,700 respectively. The increased expense was the direct result of new product launches.

General Admin Expenses for the three months ended June 30, 2011 and 2010 were approximately $74,100 and $109,100 respectively. This was a reduction of $35,000 or 32% compared to same period last year.  For the six months ended June 30, 2011 and 2010 expenses were approximately $155,000 and $217,300 respectively. This was a reduction of $62,300 or 28.7% as compared to first half of fiscal year 2010.

Other Income (Expense): Interest Expenses for the three months ended June 30, 2011 and 2010 were approximately $78,800 and $48,200 respectively, an increase of $30,600 or 63.5%. For the six months ended June 30, 2011 and 2010 interest expenses were approximately $154,500 and $82,000, an increase of $72,500 or 88.4%. Most of the expense increase was the result of additional funding for overseas Purchase Orders required to support the increased revenue in the first six months and the large backlog of orders of approximately $5,000,000 still to ship. The purchase order interest expense included in the above numbers was $70,200 as of June 30, 2011 as compared to $18,600 for the six months ending June 30, 2010, an increase of $51,600.

Net Income (Loss): The Loss for the three months ended June 30, 2011 was approximately $92,400 and   $318,200 respectively. This was an improvement of approximately $225,800 compared to the second quarter in 2010. The Net Income for the six months ended June 30, 2011 was approximately $14,700 as compared to a Net Loss of $826,000 respectively. This net improvement of approximately $840,700 as compared to the six months ending June 30, 2010 was the result of increased revenue and reduced expenses.

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

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending June 30, 2011.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of August 12, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the six months covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1 and  to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2010, for a more complete understanding of the matters covered by such certifications.

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

We are not currently a party to any other legal proceedings not disclosed above that we believe will have a material adverse effect on our financial condition or operations of the Company.

Item 1A. Risk Factors.

During the six months ended June 30, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending June 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of June 30, 2011, the following proposals were approved by the written consent of holders of the Common Stock, as of the record date of April 11. 2011. There were 649,510,632 shares of Common Stock outstanding and 1,000 shares of Series C Preferred Stock of the Company outstanding as of April 11, 2011.

	For	Against	Withheld
Ratify the appointment of Robison Hill & Co. as auditors for fiscal year 2011	7	0	0

Approve election of following nominees as directors to the Board of Directors – all being incumbents: 1. Stewart Wallach 2. Howard Ullman 3. Jeffrey Postal 4. Jeffrey Guzy 5. Larry Sloven 6. Laurie Holtz 7. Gerry McClinton	7	0	0

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT #	DESCRIPTION OF EXHIBIT

2.1	Purchase Agreement, dated January 27, 2006, by and among CHDT Corporation, William Dato and Complete Power Solutions, LLC. +
2.1.1	Purchase and Settlement Agreement by and among CHDT Corporation, Complete Power Solutions, LLC, William Dato and Howard Ullman, January 26, 2007 ++
2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
2.1.1.2	Stock Purchase Agreement, dated 9 July 2009, by and between CHDT Corporation and Involve, LLC †
2.1.1.3	Indemnification Agreement, dated June 6th, 2009, by Howard Ullman and CHDT Corporation ΩΩ
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amendment to the Articles of Incorporation of CHDT Corp. **
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.1	Voting Agreement, dated January 27, 2006, by and among CHDT Corp., William Dato and Howard Ullman. +
10.2	Operating Agreement, dated January 27, 2006, for Complete Power Solutions, LLC. +
10.3	Employment Agreement dated January 27, 2006, by and between William Dato, CHDT Corporation and Complete Power Solutions, LLC. +
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.++++++
10.7	2008 Employment Agreement by Stewart Wallach and CHDT Corp.++++++
10.8	CHDT Corp. ++++++
10.9	2008 Employment Agreement by Howard Ullman and CHDT Corp.++++++
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation++++++
10.12	Memorandum Decision in Esquire Trade & Finance Inc. & Investor, LLC v. CBQ, Inc., Case # 03 CIV. 9650 (SC), S.D.N.Y., 11/05/2009) Ω
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

101.INS        XBRL Instance Document
101.SCH       XBRL Taxonomy Extension Schema
101.LAB       XBRL Taxonomy Extension Label Linkbase
101.PRE        XBRL Taxonomy Extension Presentation Linkbase
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

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 12th day of August, 2011.

CHDT CORPORATION

Dated:   August 12, 2011

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer