Form 10-Q
period 2011-09-30
CHDT CORP
filed 2011-10-24
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of  September  30, 2011, there were 649,510,532 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Sept 30th	December 31,
	2011	2010
Assets:
Current Assets:
Cash	$66,464	$115,239
Accounts receivable - net	3,811,762	1,256,913
Inventory	91,109	387,990
Prepaid expense	506,806	527,562
Total Current Assets	4,476,141	2,287,704

Fixed Assets:
Computer equipment & software	64,047	64,047
Machinery and equipment	533,534	487,538
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(529,364)	(486,974)
Total Fixed Assets	73,882	70,276

Other Non-current Assets:
Product development costs - net	15,081	18,895
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,951,101	1,954,915
Total Assets	$6,501,124	$4,312,895

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$811,823	$259,788
Note payable - Sterling Factors	2,479,320	889,708
Notes and loans payable to related parties - current maturities	1,622,121	1,550,144
Total Current Liabilities	4,913,264	2,699,640

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	671,313
Total Liabilities	4,913,264	3,370,953

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B, par value $.10 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 649,510,532 shares issued at Sept 30th, 2011 and December 31, 2010	64,951	64,951
Related party receivable	-	(40,441)
Additional paid-in capital	7,018,123	6,961,172
Accumulated deficit	(5,496,214)	(6,044,740)
Total Stockholders' Equity	1,587,860	941,942
Total Liabilities and Stockholders’ Equity	$6,501,124	$4,312,895

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2011	2010	2011	2010

Revenues	$4,631,930	$3,013,975	$8,149,171	$3,969,550
Cost of Sales	(3,579,048)	(2,126,383)	(6,195,735)	(2,777,802)
Gross Profit	1,052,882	887,592	1,953,436	1,191,748

Operating Expenses:
Sales and marketing	44,449	192,393	117,057	379,110
Compensation	208,887	247,629	585,630	755,039
Professional fees	22,041	43,502	66,268	109,541
Product Development	57,714	44,587	140,473	115,266
Other general and administrative	98,107	127,581	253,140	344,889
Total Operating Expenses	431,198	655,692	1,162,568	1,703,845

Net Operating Income (Loss)	621,684	231,900	790,868	(512,097)

Other Income (Expense):
Interest expense	(87,872)	(101,724)	(242,342)	(183,765)
Total Other Income (Expense)	(87,872)	(101,724)	(242,342)	(183,765)

Net Income (Loss)	$533,812	$130,176	$548,526	$(695,862)

Income (Loss) per Common Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	649,510,532	649,357,786	649,510,532	649,357,786
Diluted	806,932,109	806,629,363	806,932,109	806,629,363

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	Sept 30th,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$548,526	$(695,862)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	-	6,525
Depreciation and amortization	57,385	134,938
Compensation expense from stock options	56,951	170,470
(Increase) decrease in accounts receivable	(2,562,349)	(194,537)
(Increase) decrease in inventory	296,881	(359,219)
(Increase) decrease in prepaid expenses	20,756	(102,600)
(Increase) decrease in deposits	-	15,000
(Increase) decrease in other assets	11,181	(18,675)
Increase (decrease) in accounts payable and accrued expenses	552,035	506,955
Increase (decrease) in accrued interest on notes payable	(12,377)	66,153
Net cash provided by (used in) operating activities	(1,031,011)	(470,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45,996)	(19,921)
Net cash provided by (used in) investing activities	(45,996)	(19,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,096,612	434,875
Repayments of notes payable	(4,507,000)	(1,277,152)
Proceeds from notes and loans payable to related parties	2,400,000	2,465,000
Repayments of notes and loans payable to related parties	(2,961,380)	(1,192,138)
Net cash provided by financing activities	1,028,232	430,585

Net (Decrease) Increase in Cash and Cash Equivalents	(48,775)	(60,188)
Cash and Cash Equivalents at Beginning of Period	115,239	266,867
Cash and Cash Equivalents at End of Period	$66,464	$206,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$184,415	$183,765
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related Party Receivable applied against Related Party Payable	$40,441	$-

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in four primary business segments: Induction Charged Power Failure Lights, Motion Sensor Lights, Portable Book and Task Lights and Desk Lamps.  The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party manufacturing companies.

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

As of December 31, 2010 and through September  30, 2011, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $91,109 and $387,990 at September 30, 2011 and December 31, 2010, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2010 and through September 30, 2011.

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

Depreciation expense was $42,390 and $101,384 for the nine  months ended September 30, 2011 and 2010, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At September 30, 2011 and 2010, the total number of potentially dilutive common stock equivalents was157,421,577 and157,271,577 respectively.

Principles of Consolidation

The consolidated financial statements for the quarters ended September 30, 2011 and 2010 include the accounts of the parent entity and its wholly-owned subsidiaries Black Box Innovations, L.L.C., and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at September 30, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $34,652and $106,423for the nine months ended September 30, 2011 and 2010, respectively.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $77,061 and $59,266 for the nine months ended September 30, 2011 and 2010, respectively.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the year ended December 31, 2010, the Company recognized a compensation expense of $156,558 related to these options. For the nine months ended September 30th, 2011, the Company recognized compensation expense of $39,140 related to these options.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company. The options vest in one year.  For the year ended December 31, 2009, the Company recognized compensation expense of $42,663 related to these options.  For the year ended December31, 2010, the Company recognized compensation expense of $33,837 related to these options. No further expense will be recognized for these options.

On April 23, 2010, the Company granted 4,800,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  For the year ended December 31, 2010, the Company recognized compensation expense of $27,000 related to these options.  For the nine months ending September 30th, 2011 the Company recognized compensation expense of $9,562.

On July 1, 2011, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year. For the nine months ending September 30th, 2011 the Company recognized compensation expense of $8,250.

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

Stock-Based Compensation Expense

Stock-based compensation for the nine months ended September 30, 2011 was $56,952. Stock-based compensation expense for the nine months ended September 30, 2010 was $170,470.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of September 30, 2011, the Company had no cash in excess of FDIC limits.

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

Sterling Capital Funding

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding, a division of Sterling Factors Corporation, located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  CHDT Corp and Howard Ullman, the Chairman of the Board of Directors of CHDT, have personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling Capital Funding, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to Sterling Capital Funding loan.   No payments will be made on the subordinated debt until the Sterling Capital Funding loan is paid in full.  As of September 30, 2011, the balance due to Sterling was $2,479,320.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

In July, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings,LLC   owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT,whereby  they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling Capital Funding.

On July 12, 2011, Stewart Wallach individually and accepted by Sterling Capital Funding,  agreed to replace Howard Ullman as the sole personal guarantor to Sterling Capital Funding for all of Capstone Industries, Inc. loans previously guaranteed by Howard Ullman.

Effective July 12, 2011, Capstone Industries, Inc., credit line with Sterling Factors Corporation was increased from $2,000,000 up to $4,000,000 to provide additional funding for increased revenue growth.

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings,LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The original note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. At September 30th, 2011, the total amount payable on the reassigned notes was Stewart Wallach  $212,274 which includes accrued interest of $2,801 and JWTR Holdings, LLC $212,274 which includes accrued interest of $2,801 For the revised notes the interest payments are being accrued monthly to the note holders.

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on of before January 2, 2012 and carries an interest rate of 8% per annum.  At September 30, 2011, the total amount payable on this note was $284,958 including interest of $34,958

As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375 which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2012 and carries an interest rate of 8% per annum.  At September 30, 2011 the total amount payable on this note was $112,450including interest of $12,450.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2012 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2011 the total amount payable on this note was $83,335, including interest of $8,335 amount.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before July 1, 2011 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2011 the total amount payable on this note was $165,649 including interest of $15,649

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2012 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2011 the total amount due on these notes was $227,968, including interest of $27,968.

Capstone Industries – Notes Payable to Officers and Directors

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  As amended, the note carries an interest rate of 8% per annum and is due on or before June 2, 2011.  In December 2008, the Company borrowed an additional $75,000 from this director.  As amended, this note is due on or before January 2, 2012.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.

 On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC   owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT,whereby  they would purchase  all of Howard Ullmans notes including the subordinated notes. The original terms of all notes would remain the same.On July 12, 2011 the subordinated note payable was reassigned by Howard Ullman, to Stewart Wallach director and JWTR Holding LLC.   The original note balance of  $178,000 was reassigned  to Stewart Wallach and to JWTR Holdings LLC.

At September 30, 2011 the total amount due on these notes was $204,643, including interest of $26,643.  For the year 2011 the interest payments were paid monthly to the note holder.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On December 9, 2010, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $350,000, with a due date of June 30, 2011, carried a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding), On December 9, 2010, the Company received $350,000 pursuant to the agreement. At December 31, 2010 the total amount payable on this note was $353,797 including accrued interest of $3,797. This loan was paid in full as of March 31, 2011

On March 17, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $800,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  As of June 30, 2011, the Company received $450,000 pursuant to the agreement.  At September 30, 2011 this note was paid in full.

On March 18, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with Phyllis Postal. Mrs. Postal is a mother of a director of the company. This agreement provides for loans from the director up to $300,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  As of September 30, 2011 the Company received $300,000 pursuant to the agreement.  As of September 30, 2011 this loan was paid off in full.

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

On May 27, 2011, the Company entered into a Purchase Order Funding agreement with Everett Fleisig. The agreement provided for loans up to $315,000, with a due date of December 31, 2011, carried a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As of September 30, 2011 the total amount payable on this note was $118,573 including accrued interest of $3,573.

On June 17, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $316,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).    At June 30, 2011 the total amount payable on this note was $84,621 including accrued interest $621. As of September 30, 2011 the note was paid off in full.

On May 17, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL)  The agreement provides for loans up to $831,000, with a due date of October 31st, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding ).  At June 30, 2011 the note payable was $277,604 includes accrued interest of $4,604. As of September 30, 2011 the note was paid off in full.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On June 22, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC.(RHL)  The agreement provides for loans up to $585,000, with a due date of October 31st, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  At September 30, 2011, no funding was required   and the note is closed.

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

Notes and Loans Payable to Related Parties - Maturities

Based on the above, the total amount payable to officers, directors and related parties as of September 30, 2011 and December 31, 2010 was $1,622,121 and $2,221,457, respectively, including accrued interest of $57,927 and $77,250, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2011	$118,573
2012	1,503,548
2013	-
2014	-
2015
Total future maturities	$1,622,121

NOTE 5 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $41,905 and $49,362 for the periods ended September 30, 2011 and 2010, respectively.

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

On February 5, 2008, the Company entered into an Employment Agreement with Howard Ullman, the Chairman of Board of Directors of the Company, whereby Mr. Ullman will be paid $100,000 per annum. For 2010 Mr Ullman was paid $73,444. The term of the contract begins February 5, 2008 and ends on February 5, 2011 and has been extended until June 30, 2011. As of July 1st 2011. Mr. Ullman is no longer an employee of the Company.

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
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The Company has recognized compensation expense of $39140 for the first nine months ending September 30, 2011. The Company will recognize compensation expense of $52,186 in 2011 related to these stock options. No further compensation expense will be recognized for these options after 2011.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500.5%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

For the nine months ended September 30, 2011, the Company recognized compensation expense of $9,562 related to these stock options.  A further $2,438 will be recognized in the fourth quarter ending December 31, 2011.

On July 1, 2011, the Company granted 4,500,000 stock options to four directors of the Company and 150,000 stock options to the Company Secretary.  The options vest over one year.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.    The following assumptions were used in the fair value calculations:

Risk free rate – 1.80 – 3.22%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the nine months ended September 30, 2011, the Company recognized compensation expense of $8,250 related to these stock options.  A further $8,250 will be recognized in the fourth quarter ending December 31, 2011.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of September 30, 2011 and December 31, 2009 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2010	68,933,333	$0.029	-	$-
Granted	4,800,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,000,000	0.029	-	-

Outstanding, December 31 , 2010	69,733,333	$0.029	5.92	$-
Granted	4,650,000	$0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,500,000	-	-	-

Outstanding, September30th, 2011	69,883,333	$0.029	5.51	$-

Vested/exercisable at December 31, 2009	57,266,667	$0.029	6.99	$-
Vested/exercisable at December 31, 2010	53,936,666	$0.029	5.95	$-
Vested/exercisable at September 30, 2011	65,233,333	$0.029	5.51	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	3.67	$.020	250,000
$.029	54,983,333	5.58	$.029	54,983,333
$.029	2,500,000	6.58	$.029	2,500,000
$.029	700,000	7.58	$.029	700,000
$.029	1,000,000	6.25	$.029	1,000,000
$.029	150,000	6.33	$.029	150,000
$.029	850,000	7.67	$.029	850,000
$.029	4,500,000	3.58	$.029	4,500,000
$.029	300,000	8.58	$.029	300,000
$.029	4,500,000	4.75	$.029	4,500,000
$.029	150,000	9.75	$.029	150,000

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potential Litigation

Cyberquest, Inc.

As reported previously, the Company has received two claims from certain former shareholders of Cyberquest, Inc. that they hold or own approximately 70,000 shares of a class of the Company's redeemable preferred stock that was issued in the Company's 1998 acquisition of Cyberquest. Cyberquest ceased operations in 2000-2001 periods.  The Company has investigated these claims and has not been able to date to fully substantiate any of the ownership claims to date to the preferred stock in question and the claimants have not pursued their claims beyond an initial communication asserting ownership of these shares of serial preferred stock. The Company did not maintain preferred stock ownership records with a stock transfer agent at the time in question and has to rely on available internal records in this matter. The Company has not received any further claims or communications since mid-2006.   Since the Company has no record of the claimants as preferred stock shareholders, the Company is taking the position that they are no shareholders of record and the alleged redeemable preferred stock is not issued and outstanding.

NOTE 11 – INTANGIBLE ASSETS

The Company capitalized $11,180 and $18,675 at September 30, 2011 and December 31, 2010 respectively, related to packaging artwork and design costs., The Company recognized amortization expense of $14,995 and $44,535 at September 30, 2011 and December 31, 2010 respectively, related to these assets.  At September 30, 2011 and December 31, 2010, the net amount of the intangible asset was $15,080 and $18,895, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – CHDT Corporation, a Florida corporation, (“CHDT,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets, Inc. under the trading symbol “CHDO.”  Prior to February 23, 2011, the Common Stock was quoted on the Bulletin Board of the Over-the-Counter quotation system under the trading symbol “CHDO.OB.”  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2010.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with successive fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of October 14, 2011, the Common Stock was trading at above one cent on the Bid, but has consistently traded below one cent for most of fiscal year 2011 to the date of this Report.  Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and year to date ended September 30, 2011 compared to the three months and year to date ended September 30, 2010; and (ii) financial liquidity and capital resources.

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

Our growth strategy has six main elements:

1.	Repurpose through packaging and feature set enhancements, our product lines to meet the needs of departments which we do not currently serve within our existing customer base and
2.	Continue to expand retail distribution and develop lighting products purposed towards distribution channels which we have not heretofore served; and
3.	Explore new technologies that can be applied to products that would expand existing categories and our presence at retail channels; and
4.	Acquiring businesses that have innovative products that would complement our existing marketing strategies or allow the company to diversify into other markets; and
5.	Acquiring businesses that would allow us to diversify into direct consumer or commercial industrial channels; and
6.	Seek to expand retail distribution into overseas distribution channels, particularly in South America, Western Europe and Asia.

Capstone Lighting products specialize in low cost, innovative portable lighting products that we believe can continue to win a profitable niche and market share without high market penetration costs.  Capstone sells booklights, multi-task lights, induction charged power failure lights and nightlights, motion sensor lights, desk lamps, eReader lights and also offers “Private Label” programs marketed to major retailers.  “Private Label” is the manufacture of products that are branded and sold under a proprietary name or trade name owned by a specific retailer, manufacturer or distributor.

Current Products.   Capstone is engaged in the business of producing the following consumer products, which are, unless indicated otherwise, manufactured for and under the trade name of “Capstone” by contract manufacturers in China, distributed by us and sold through regional and national retailers and distributors in the United States, including online e-commerce resellers:

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

(2) In July 2010, we developed the eReader-Lite and the eBook-Lite products and presented to only a few retailers as it was late in the buying season. This new category has been specifically designed to provide lighting for the new trendy eReader products segment. The eGrip design allows it to adjust to all eReader designs.  In March 2011, at the International Housewares Show, the Company officially launched the line and introduced additional trendy colors and a rechargeable eReader-Lite.

(3) In 2009, the Company also launched the Eco-i-Lite and Mini Eco-i-Lite Power Failure Lights. Both use induction charge technologies and function as a power failure light, hand held flashlight, and night light. Capstone pioneered this technology for these applications and gained attention of the North American markets. Each product uses an encased lithium ion battery that when fully charged provides 7 + hours of battery life and LED light bulbs that last 100,000 hours. In March 2010, at the International Housewares Show, the Company continued to expand the programs by adding the Midi Eco-i-Light and the Pawprint Line in Full size, Midi and Mini, specifically developed for the dog walking consumers, demonstrating the Company’s ability to expand these programs through minimal design treatments. In March 2011, at the International Housewares Show, the Company introduced Mini Eco-i-Lite version marketed to senior citizens. The Company also introduced a new Eco-Headlite.

(4). In March 2010, at the International Housewares Show, the Company launched its new C-Lite Wireless Motion Sensor light. This is offered in a 12 LED full size and a 6 LED Mini Size and is powered by AA batteries. These lights provide lighting for dark areas without having to install electrical wiring. The bulb housing rotates 360 degrees to allow for light to be directed where needed. Both versions have a Motion Sensor Circuitry that activates the lights when movement is detected within 13 feet of the C-Lite. Both versions have a Hi and Lo light brightness setting to conserve the batteries. The full size also has a period selector (60 seconds, 90 seconds or 120 seconds) which presets the time period that a light should turn off after the last motion has been detected. Both come with a unique slide and snap bracket that allows for the product to be installed on a wall.  (5) In March 2010, the Company officially launched its new line of Light Ringers® Lamps. This offer includes the 12 LED Battery Operated Lamp, 12 LED Rechargeable Lamp, 12 LED Solar Lamp and 12 LED AC Lamp also the 20 LED Rechargeable Lamp, 20 LED AC Lamp, 20 LED Metal Lamp and 20 LED Utility Lamp. These products are all offered in trendy colors and unique packaging. This line became available for delivery in early 2011.

Distribution of Products:  Capstone distributes its products through existing national and regional distributors and retailers in the United States, including,   office-supply chains, book store chains, warehouse clubs, supermarket chains, drug chains, department stores, catalog houses, online retailers and book clubs.   Our largest distribution channels are: Target Stores, Wal-Mart/Sams Club,  Meijer Stores,  Office Depot, Barnes & Noble book stores, Brookstone, Fred Meyer-Kroger Stores, Costco Wholesale,  The  Container Store, Starcrest,  True Value  and in Central and South America with our master distributor  Avtek.   These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  When we launch new products, our sales team will initially introduce the new line to our existing customer base. Many of our products are multifunctional and as such can be marketed to many other departments within an existing customer. Our goal is to expand our products into other departments where the product features fill a consumer’s need.

As a small reporting company with limited resources, we leverage the engineering and manufacturing capabilities of our Chinese contract manufacturers in order to provide quality products with more functions at what we deem to be a value price which has the broadest consumer appeal. This strategy has enabled us to gain access to the most recognized retailers in USA. We face many national and regional brand-named competitors in the lighting categories. We have proven to compete successfully in our lighting programs and share shelf space with nationally branded companies.  We continue to rely on loans from members of management from time to time to finance product purchases for orders and working capital.

Prior History: Prior to the acquisition of Capstone Industries and the involvement of the new management that joined the Company at that time; the history of CHDT has been a series of failed operating subsidiaries engaged in various business lines. We believe these past failures and CHDT’s inability to attain and sustain profitability was hindered by frequent changes in management and business lines, inadequate funding, and/or inadequate management expertise in the then current business lines.

Since 2007, with the acquisition of Capstone Industries, we have sought to avoid the problems of the past and recruited an experienced management and sales team for the stated purpose to develop and expand our consumer products business.  Although these steps have resulted in losses in 2010, we believe that this investment in corporate infrastructure was necessary to lay the foundation for any hope of future success and effective business and product development.  While we are not certain that our current strategy and business lines will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability or any growth. 2011 has proven to be our best performing year since 2007 and is profitable through the 3rd quarter. Our board of directors continues to review alternate business strategies, which may include sale of an existing business line, acquisition of new product lines, and merger and/or acquisition transactions with other companies. While no board decision has been made on any of these possible corporate transactions or actions, our board continues to periodically evaluate and consider such options.

For the fiscal years ended December 31, 2010 and December 31, 2009, the Company’s revenues were derived from 4 sources: (i) the sale of our PATHWAY LIGHTS® booklight products (Capstone and its booklight product line was acquired by CHDT in September 2006); (ii) sale of Eco-i-Lite Power Failure Lights, (iii) sale of our Wireless motion sensor lights; and (iv) sale of our eReader-Lite program.

In fiscal year 2010 and through 2011 to date, we continued our historical reliance on raising working capital for operations, business and product development, by receiving loans or investments from members of management or their affiliates.  We were able to obtain an increase in our factoring credit line to help support Capstone’s operations and working capital needs, however we may have to continue to raise working capital for CHDT and working capital for Capstone business and product development (as well as any possible mergers and acquisitions of other companies or their products) by selling our securities in private placements to investors and/or loans or investments by our management and their affiliates. This reliance on private placements of securities and insider loans or investments adds to the number of outstanding shares of Common Stock, dilutes our shareholders and further weakens our ability to attract primary market makers and institutional investor support for our Common Stock as a publicly traded security and also adversely impacts on our ability to do mergers and acquisitions, attract traditional bank funding or raise working capital by public offerings of our securities. The market price of our Common Stock, prior to this year, has consistently trended downward or remained just above or below one cent. Our lack of primary market makers and institutional investor support of our Common Stock also contributes to our burden in achieving sustained, profitable business lines. These problems stem from the manner in which CHDT was taken public and developed a public market for the Common Stock in 1989. CHDT did not initiate an underwritten initial public offering and produce a national network of broker-dealers and institutional investors interested in long-term investment in CHDT and stability in the market price for the Common Stock. As a result, we have had difficulty in sustaining any increases in the market price of the Common Stock or maintaining stability in the market for our Common Stock.  When the market price of the Common Stock enjoys any significant percentage increase, shareholders tend to sell the Common Stock to reap any gains from the market price increase and the selling causes the market price of the Common Stock to fall back.  Since there are no primary market makers or institutional investors supporting the Common Stock, there are a few investors effectively countering the impact of the selling pressure on the market price for the Common Stock. The low market price and lack of support for our Common Stock means that we are hampered in our ability to resort to the public markets to raise working capital because of the low stock market price. As such, we do not readily enjoy one of the principal benefits of being a public company: ready access to the public securities markets for working capital.

We have attempted to address and intend to continue to address the above problems in public and market maker support for our Common Stock by: (1)  posting growth  in consecutive fiscal quarters   in  our current consumer product business lines in order to further demonstrate that current management has a sound business line and business strategy. (2) upon establishing a record of profitability, members of management and agents will solicit support from institutional investors, asset managers, market makers and others to provide long-term investors in the Common Stock and stability in the public market for the Common Stock; (3) seek investment banker assistance in developing a strategic plan, including an acquisition plan, to dramatically grow our core product line or another non retail product line that offers entry into a new distribution channel or niche market. (4) When cash flow permits, the board will contemplate a stock direct buyback program in an effort to demonstrate director’s and management’s confidence, while reducing the issued and outstanding share count.  We can make no assurances that we shall succeed in this effort or that we will undertake or pursue any of the above actions, which are dependent on our financial performance.

We intend to remain focused on niche products for the time being that we believe can attain a profitable market niche with minimal market penetration costs and is attractive to our existing distribution channel of regional and national retailers and distributors. We also recognize that the traditional brick-and-mortar retail distribution has been negatively impacted by the ongoing economic recession and the growing use of online shopping. Subject to continued adequate funding, we intend to continue to develop new products by internal efforts as well as acquire new products by mergers and acquisitions or asset purchase, but we will also look for opportunities by merger and acquisition that would allow us to diversify into non –retail distribution channels and business lines that may have faster and more robust growth potential than the current business line.    The Company is considering a number of options to enhance shareholder value, including without limitation, divesting one or more existing business lines, and mergers and acquisitions.

Results of Operations – Comparing 2011 to 2010

Net Sales: For the three months ended September 30, 2011, increased by approximately $1,618,000 or 53.6% up to $4,631,900 compared to $3,013,900 in the same prior year period. This was a record third quarter revenue for the Company.

Net Sales for the nine months ended September 30, 2011 increased by  approximately $4,179,671 or 105.3% up to $8,149,200 compared to $3,969,500 in the same prior year period. This also represents a record third quarter year to date revenue.

All of the revenue was generated by the Company’s subsidiary, Capstone Industries. The increase in net sales was due to increased demand for the Induction Charged Power Failure Lights, expanded distribution into existing retailers and expansion into new retail distribution.

Cost of Sales: For the three months ended September 30, 2011 and September 30, 2010 Cost of Sales, were approximately $3,579,000 and $2,126,400, respectively. The increase cost of approximately $1,452,600 is primarily due to the increase in sales volume.

For the nine months ended September 30, 2011 and September 30, 2010, costs of sales were approximately $6,195,700 and $2,777,800 respectively. The increase of approximately $3,417,900 was primarily the result of increased sales volumes.  Cost of Sales as a percentage of net sales for the three months ended September 30, 2011 and September 30, 2010 was 76% and 70% respectively.  As a percentage of total revenue, cost of sales, as compared to last year has increased by 6%.  This is because the Company has allocated funds of approximately $95,000 to support fourth quarter sales of the Power Failure Light and Nightlight programs, and other additional allowances of $171,000 for a total of $266,000 of allowances in the third quarter.  These allowances had the effect of either reducing Gross Sales or increasing Cost of Sales with the net effect of increasing the Cost of Sales percentage to Net sales by approximately 4.3%.

Gross Profit: For the three months ended September 30, 2011 and September 30, 2010, was approximately $1,052,800 and $887,600 respectively, an increase of $165,200 or 19% from the same period in 2010.  For the nine months ended September 30, 2011 and September 30, 2010, gross profit was approximately $1,953,400 and $1,191,700 respectively, an increase of $761,700 or 64%.  The large gross profit increase is attributed to significantly increased shipments in the first nine months of the year as compared to the same period last year. The lower gross profit percentage compared to the same period in 2010 was mainly the result of additional allowances provided to retailers to promote product sell through.

Total Operating Expenses for the three months ended September 30, 2011 and September 30, 2010 were approximately $431,200 and $655,700 respectively.  This was a decrease of approximately $224,500 or 34% as compared to the same period in 2010.  For the nine months ended September 30, 2011 and September 30, 2010, operating expenses were approximately $1,162,000 and $1,703,800 respectively, a decrease of $541,800 or 31.8%. This expense decrease can be attributed to various factors, further explained below. During 2010 Management initiated an expense reduction program which has continued into 2011 and the Company has totally eliminated certain expenses.

Sales and Marketing Expenses for the three months ended September 30, 2011 and September 30, 2010 were approximately $44,400 and $192,400 respectively, a decrease of approximately $148,000 or 77%. For the nine months ended September 30, 2011 and September 30, 2010 expenses were approximately $117,100 and $379,100 respectively, a decrease of $262,000 or 69% .This large expense decrease is mainly attributed to the elimination of $192,500 Royalty License payments to STP in 2011.

Compensation Expenses for the three months ended September 30, 2011 and September 30, 2010 were approximately $208,900 and $247,600 respectively.  This is a reduction of $38,700 or 15.6%.  Compensation expenses for the nine months ended September 30, 2011 and September 30, 2010 were approximately $585,600 and $755,000 respectively.  A reduction of $169,400 or 22.4% for the nine months as compared to the same prior year period.  This was achieved by a voluntary salary reduction by Executive Management and a reduction of stock based compensation.

Product Development Expenses for the three months ended September 30, 2011 and September 30, 2010 were approximately $57,700 and $44,600 respectively. For the nine months ended September 30 2011 and September 30, 2010 expenses were $140,500 and $115,300 respectively. Expenses increased by $25,200 or 21.8% which was the result of the increased revenue volume and new product development.

General Admin Expenses for the three months ended September 30, 2011 and September 30, 2010 were approximately $98,100 and $127,600 respectively.  For the nine months ended September 30, 2011 and September 30, 2010 expenses were approximately $253,100 and $344,900 respectively. This was a reduction of $91,800 or 26.6% as compared to the prior year period.

Other Income (Expense): Interest Expenses for the three months ended September 30, 2011 and September 30, 2010 were approximately $87,800 and $101,700 respectively, a decrease of $13,900 or 13.6%. For the nine months ended September 30, 2011 and September 30, 2010 interest expenses were approximately $242,300 and $183,800, an increase of $58,500 or 31.8%. Most of the expense increase was the result of additional funding for overseas Purchase Orders required to support the increased revenue.  The purchase order interest expense for the nine months ending September 30, 2011 and September 30, 2010 included in the above numbers was $110,000 and $79,500 respectively an increase of $30,500 or 38.3%.

Net Income (Loss): The Net Income for the three months ended September 30, 2011 and September 30, 2010 was approximately $533,800 and $130,200 respectively. This was an improvement of approximately $403,600 or 310% increase compared to the third quarter 2010. The Net Income for the nine months ended September 30, 2011 was approximately $548,500 as compared to a Net Loss of $695,900 respectively. This was a net improvement of approximately $1,244,400 as compared to the nine months ending September 30, 2010. These financial results reflect a record third quarter both in Net Revenue and Net Income and also a record year to date in Net Revenue and Net income.

Liquidity and Capital Resources

LIQUIDITY
The Company believes that its cash and cash equivalents, cash generated from operations, the availability under the expanded factoring agreement and the purchase order financing agreements as of September 30,2011 provide sufficient liquidity to support working capital requirements, planned capital expenditures and debt obligations.

Cash Flows from Operating Activities.
For the nine months ended September 30, 2011 net cash used in operating activities was approximately $1,031,000. Most of the cash was used to fund the significant increase in Accounts Receivables in the period due to the higher sales volume.

Cash Flows from Investing Activities.
Net cash used in investing activities was approximately $46,000 for the nine months ended September 30, 2011. This was the result of investing in new product tooling.

Cash Flows from Financing Activities.
For the nine months ended September 30, 2011 net cash provided by financing activities was approximately $1,028,200.  Funds have been advanced by Sterling Capital Funding as part of our factoring credit line, which was increased in the third quarter 2011 up to $4,000,000 availability and some of our Directors who have provided loans to fund the purchase of product overseas to support the fulfillment of customer’s orders. These sources of funds have been instrumental in allowing CHDT’s subsidiary, Capstone Industries to fund its revenue growth.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation:  Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from Chinese Manufacturers to increase costs. We generally have been able to reduce cost increases by strong negotiating or re-engineering products, but may have to increase the price of our products in fiscal year 2011 in response to such inflationary pressures.  Since we operate in industries where the consumer tends to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2011.

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

Interest Rate Risk. We do not have significant interest rate risk during the fiscal quarter ending September 30, 2011.

Credit Risk. We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our managers monitor our receivables regularly and our Direct Import Programs are shipped to only the most financially stable customers or advance payments before shipment are required for those accounts less financially secured.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of September 30, 2011, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Other than as set forth below,  we are not a party  to any  material  pending or threatened  legal  proceedings  and,  to the  best  our  knowledge,  no such action by or against us has been  threatened.  From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on its financial position, results of operations or status as a going concern.

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

Item 1A. Risk Factors.

During the nine months ended September 30, 2011, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending September 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of September 30, 2011, the following proposals were approved by the written consent of holders of the Common Stock, as of the record date of September 30. 2011. There were 649,510,532 shares of Common Stock outstanding and 1,000 shares of Series C Preferred Stock of the Company outstanding as of September 30, 2011.

	For	Against	Withheld
Ratify the appointment of Robison Hill & Co. as auditors for fiscal year 2011	7	0	0
Approve election of following nominees as directors to the Board of Directors – all being incumbents: 1. Stewart Wallach 2. Jeffrey Postal 3. Jeffrey Guzy 4. Larry Sloven 5. Laurie Holtz 6. Gerry McClinton	6	0	0

Item 5.  Other Information

None.

Item 6.  Exhibits
EXHIBIT #	DESCRIPTION OF EXHIBIT

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
------------------------------------------
^ Filed herein.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 24 day of October, 2011.

CHDT CORPORATION

Dated:  October 24, 2011

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer