Form 10-K
period 2011-12-31
CHDT CORP
filed 2012-03-13
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes x  No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes x  No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as March 02, 2012 was approximately $3,941,841

Number of shares outstanding of the Registrant’s Common Stock, as of March 09, 2013, is 649,510,532.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Item Number	Description	Page

Part I

Item 1.	Business	4
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures (Not Applicable)	15

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters	16
Item 6.	Selected Financial Data (Not Applicable)	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	21
Item 9A.	Controls and Procedures	21
Item 9B.	Other Information	22

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	23
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13.	Certain Relationships and Related Transactions, and Director Independence	39
Item 14.	Principal Accounting Fees and Services	40

Part IV

Item 15.	Exhibits, Financial Statement Schedules	15

DEFINITIONS:

As used in this Report on Form 10-K, the following terms have the stated meaning or meanings:

(1) “Capstone Lighting Technologies, L.L.C.” or “CLTL” is a wholly owned subsidiary of CHDT Corporation
(2) “CHDT Corporation,” a Florida corporation, may also be referred to as “we,” “us” “our,” “Company,” or “CHDT.” Unless the context indicates otherwise, “Company” includes in its meaning all of CHDT’s subsidiaries.
(3) “China” means Peoples’ Republic of China.
(4) “V” means volts.
(5) “W” means watts.
(6) References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(7) References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(8) “SEC” or “Commission” means the U.S. Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains statements that constitute "forward-looking statements” as defined under the Private Securities Litigation Reform Act 1995, as amended.  Those statements appear in a number of places in this Form 10-K Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to: Company’s future business and financial prospects; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like “expect,” “anticipate,” “hope,” “project,” “may” or similar words.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors – some factors being beyond the Company’s control or ability to foresee.  The accompanying information contained in this Form 10-K Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" and a micro-cap Company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report on Form 10-K are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

PART I

Item 1.  Business.

We are a public holding Company organized under the laws of the State of Florida and are a leading designer and manufacturer of specialty power failure lighting solutions and innovator of consumer products for the North American and Latin American retail markets.  We develop, manufacture and sell a broad range of stylish, innovative and easy to use consumer products including portable booklights, specialty booklights, multi-task lights, e reader lights, power failure lights and night lights, wireless motion sensor lights and desk lamps that are designed to make today’s lifestyles simpler and safer.  Our products are sold under our wholly-owned subsidiary Capstone Industries Inc. brand name as well as  being private labeled for our retailer customers.  CHDT Corporation seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are all made in China by contract manufacturers, through our two wholly-owned operating subsidiaries; (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006 (“Capstone”) and (b) Capstone Lighting Technologies, a Florida limited liability Company (“CLTL”) formerly known as Black Box Innovations, L.L.C., a Florida limited liability Company (“BBIL”) formerly known as “Overseas Building Supply, L.C.” and formed on February 20, 2004.  CLTL  has no significant business operations at this time.

Strategy

Our strategy is to develop and maintain positions of innovative and technical leadership by continually introducing new ideas and concepts to our consumer product categories while maintaining low competitive prices.  We plan to leverage our product successes and continually expanding channels as our brands continue to gain traction at retail levels by merchandisers, buyers and consumers.  This brand recognition and expanded product placement is expected to continue to increase annual sales growth.  We also plan to selectively acquire business with similar technical capabilities that could benefit from our leadership position and strategic direction.

We have extensive experience with introducing new products into retail market channels and believe that provides us a competitive edge. Typically, we seek to find niche product opportunities that may be overlooked or underexploited by competitors, and believe that we can win a profitable niche of the market share.  We believe these opportunities exist with innovative, aesthetically-pleasing products that include the following characteristics:

•	Designed for an everyday use or task;

•	Affordable, that is we can produce with a reasonable profit within the range of manufacturer’s suggested retail price for such a product

•	Represent value when compared with items produced or marketed by major consumer product companies on a national scale; and

•	Generates reasonable profit and profit margin opportunity with acceptable market penetration costs.

We believe that it can be more economical and efficient to develop and manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States.  In Hong Kong, we also have personnel experienced in Engineering and Design, Product Development, International Logistics and  Quality Control , who work   with our OEM Chinese factories to  develop and prototype new product concepts and to ensure products  meet  Consumer Product Regulations and rigorous  Quality Control standards . All products are tested before and during production by company personnel.. This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company plans to expand its staff in Hong Kong and the Company’s relative presence in 2012 as product line extensions and increased number of factories utilized become factors.

Products and Customers

We are an innovative company in the design and development of a variety of lighting and other products that consumers would typically buy for functional purposes that we design for expanded use as well as aesthetics.  Our current largest selling product group is the Eco-i-Lite power failure light and nightlight program, which accounted for 57.7%, of our revenues in 2011, 63.8%, of our revenues in 2010, and 61.05% and, of our revenues in 2009.  Our other products include Light Ringers® Lamps, Pathway Lights® book and multi-task lights, Battery Powered  Wireless Motion Sensor Lights and eBook-Lite, e reader lights.  We also plan to expand our product line into other growing lighting and security segments specific to different region and market demands.

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Target, Wal-Mart, Sam’s Club, Costco, BJ’s Warehouse, Barnes & Noble, Brookstone, Meijer Stores, Office Depot, Fred Meyer-Kroger Stores, The Container Store, True Value, and Home Depot.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in the largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic market, urbanization, rising family incomes and increased living standards have spurred demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brand of power failure lights to Central and South American markets through our master distributor Avtek.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2012 and 2013 for our power failure lighting (assuming sufficient marketing support and subject to the response of competitors and key markets).

We believe CHDT is positioned to become a leading manufacturer in the rapidly growing home   emergency lighting and security lighting sector and will continue to be a potential leader of power-failure lighting solutions for consumers in our industry segment.  Despite the global recession in 2008, 2009 and 2010, we believe that we were able to maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive expansion in the North American and Latin American markets.

Sales and Marketing

CHDT’s products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involved direct company executive staff participation.

Working Capital Requirements

The Company's current business model (primarily direct import) does not necessitate carrying large amounts of inventory as we build our products on a demand basis for our advanced sales orders.  Parts and components for our products can be quickly developed by our contract manufacturers.  However, as is the case in our direct import program ,  upon receipt of  a large order, the Company could have at any point in time within a reporting period a large amount of work in process inventory  or finished goods on hand as we complete the order for shipment.  In an effort to expand distribution to such noted retailers as Home Depot, Target and Walmart for non promotional periods, the Company launched a domestic distribution program enabling retailers to stock our products daily and replenish based on rates of sale.  This has not only allowed Capstone to add these retailers to its distribution for 2012 but will help to normalize the business by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. The first retailers to endorse this formal domestic program translates to an estimated  increase in store count of 4800 outlets. The revenues of these increased outlets will be recognized over the course of 2012 with launch dates starting as early as April 2012.  The large backlog that is traditionally evident in the Company for its direct import orders, ~~will~~ should be impacted as the business in the domestic distribution program is more evenly spread over the course of the year and orders are generated based on point of sale activity, not in anticipation as is the case on promotions. The Company anticipates this domestic program to be incremental to it's existing direct import programs and moreover it has opened the doors to retailers including Home Depot and Walmart . This could require greater working capital requirements which  will be available from existing sources. Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management’s Discussion and Analysis of Operations below.

Competitive Conditions

The consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is based upon brand perceptions, product performance, customer service and price.    Social media has a growing impact on consumer response to products and brands.

Our principal lighting competitors in the U.S. are General Electric (Jasco), Energizer, Sylvania, Zelco and Lightwedge, LLC.  We believe private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Target, Wal-Mart, Home Depot, and Costco  offer lighting as part of their  private branded product lines.

With trends and technology continually changing, CHDT will continue to develop and introduce new products and color options at competitive pricing.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets.

Raw Materials

The principal raw materials used by us are sourced in China, as we manufacture our products exclusively through contract manufacturers in the region.  Although prices of materials have fluctuated over time, CHDT believes that adequate supplies of raw materials required for its operations are available at the present time. CHDT, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, CHDT has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.

Seasonality

Sales and operating profit for household products and electronics are seasonally influenced, with increased purchases by consumers during the winter  holiday season, and increases in retailer inventories during autumn. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and spike power failure light and nightlight sales. Many retailers now recognize a storm preparedness period and the Company believes that it is well positioned to participate in these sales periods.

Intellectual Property

CHDT subsidiary, Capstone owns a number of U.S. trademarks and patents, which CHDT considers of substantial importance and which are used individually or in conjunction with other CHDT trademarks and patents These include Timely Reader, Xxtreme Blinkers, Light Ringers, Pathway Lights , Timely Reader Booklights with Timer and Auto Shut Off and

Eco-i-Lite Power Failure Light.

CHDT routinely prepares patent and trademark applications for filing in the United States. CHDT will also pursue foreign patent protection in  foreign countries if deemed necessary

CHDT’s ability to compete effectively in the power failure and portable lighting categories depends, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CHDT owns a number of patents,  trademarks and trademark and patent applications and other technology which CHDT believes are significant to its business. These relate primarily to lighting device improvements and manufacturing processes.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights necessary to support new product introductions.  There can be no assurance that we will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us. Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others. In particular, if we are unable to obtain issuance of a patent with broad claims with respect to our products or if we are unable to prevail in oppositions against our foreign patents with similar claim scope, a competitor may be able to design around our patent rights by employing technologies or innovations that are not covered by our subsisting patents.

Research, Product Development, and Manufacturing Activities

We are engaged in a variety of development and design activities as well as basic research activities directed to the substantial improvement or new application of our existing technologies.  These costs are expensed when incurred and included in the operating expenses.  Research and product development costs amounted to approximately$197,290 in 2011, $140,917 in 2010, and $198,134 in 2009.

Employees

We employed 6 employees as of December 31, 2011.  We consider our relations with our employees to be good with none of our employees being subject to collective bargaining agreements.

Prior History:

Prior to the acquisition of Capstone Industries,  we experienced a high turnover in management and business lines.  We have sought to avoid the problems of the past and recruited an experienced management and sales team for the stated purpose to develop and expand our consumer products business.  We believe that this investment in corporate infrastructure was necessary to lay the foundation for any hope of future success and effective business and product development. While we are not certain our current strategy and business lines will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability or any growth. 2011 has proven to be our best performing year since 2007 and is our first profitable year. Our board of directors continues to review alternate business strategies, which may include sale of an existing business line, acquisition of new product lines, and merger and/or acquisition transaction with other companies. While no board decision has been made on any of these corporate transactions or actions, our board continues to periodically evaluate and consider such options.

Acquisition of Capstone:  on September 15, 2006, we entered into a Stock Purchase Agreement with Capstone and Stewart Wallach, the sole shareholder, a director and a senior executive officer of Capstone.  Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CHDT) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).   On July 9, 2009, the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares. The series B-1 shares are convertible into common stock; at a rate of 66.66 of common shares for each share of series “B-1” On December 17, 2009, the outstanding Series B-1 shares were converted into common stock.

Available Information

We file our financial information and other materials as electronically required by the SEC with the SEC.  These materials can be accessed electronically via the Internet at www.sec.gov.  Such materials and other information about the Company are also available through our website at www.chdtcorp.com.

Government Regulation

CHDT's operations are subject to regulation by federal and state securities authorities (including FINRA) as well as various federal, state, foreign and local laws and regulations governing a consumer products company and a for-profit business.  We are not subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business and financial affairs.  Our main concern in terms of government regulation is the changing regulatory environment in China and its impact on our ability to access our consumer product manufacturing sources and obtain our consumer products.  While the general trend in China has to be conducive to trade and commerce, China is a still a single-party nation-state in which the central government has the power to dramatically and immediately change its trade and commercial policies and laws.  Political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke a change in Chinese trade or commercial law that makes it more difficult or expensive for us to obtain consumer products.  Such a development would have a serious impact on our ability to compete in the United States in the niche consumer product market.

Note Payable – Sterling National bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank),  located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate, which at time of closing was 5%.  CHDT Corp and Howard Ullman, the Chairman of the Board of Directors of CHDT, has personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2011, the balance due to Sterling was $441,607.

In July, 2011, Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, L.L.C. owned by a director, Jeffrey Postal entered into  a Securities and Notes Payable Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling National Bank.

On July 12, 2011, Stewart Wallach individually and accepted by Sterling National Bank, agreed to replace Howard Ullman as the sole personal guarantor to Sterling National Bank for all of Capstone Industries, Inc loans previously guaranteed by Howard Ullman.

Effective July 12, 2011, Capstone Industries, Inc., credit line with Sterling was increased from $2,000,000 to $4,000,000 to provide additional funding for increased revenue growth.

Item 1A.  Risk Factors.

CHDT Corporation is subject to a number of risk factors that could negatively affect our results from business operations or cause actual results to differ materially from those projected or indicated in any forward looking statement.  CHDT may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future. Such factors include, but are not limited to, the following:

CHDT faces risks associated with global economic conditions.

In general, CHDT’s financial results can be significantly affected by negative economic conditions, inflationary or deflationary pressures, high labor or material costs, and unforeseen changes in consumer demand or buying patterns.  These general risks were heightened recently as economic conditions globally deteriorated significantly and the recovery in most developed markets remains sluggish.  Such economic conditions could have potentially significant impacts on employment levels and consumer demand in many countries where CHDT markets its products, with a direct impact on our sales, profitability and our ability to generate sufficient internal cash flows or access credit at reasonable rates in order to meet future operating expenses, fund capital expenditures or repay debt as it becomes due.

The recent economic conditions caused a number of our retailer customers to reduce their inventories and more critically analyze their inventory management and product offerings, including possibly shifting purchasing patterns to lower-cost options.  Similar retailer customer activity could negatively impact CHDT’s operating results.  In addition, declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all.  Increasing retailer customer concentration on a global scale could result in reduced sales outlets for our products, greater negotiating pressures on CHDT, and global pricing requirements across markets.

Future unfavorable economic conditions may impact CHDT’s earnings performance and our opportunities to reduce discretionary spending may be limited. Any reductions in discretionary spending may have a greater than anticipated negative impact on future sales or brand equity.

CHDT’s inadequate or expensive funding and financing alternatives

CHDT’s current short term debt level remains at approximately $441,600.  Long Term Debt which matures after twelve months, we have $1.531 million of scheduled debt maturities.  Our current debt structure consists of private placement note agreements from insiders to fund investment, operations and extraordinary transactions.  Future declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events, could negatively impact our ability to reduce outstanding debt as planned, and could hinder our ability to remain in compliance with our current debt covenants.  If we have a shortfall in revenues without a corresponding reduction to its expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing). Such financing would dilute the position of existing  shareholders and put negative pressure on the market  price of the  our  Common  Stock  while  possibly failing to provide  adequate and ongoing working capital for the Company and its operations.

Other adverse consequences could include:

•	a significant portion of CHDT’s cash from operations could be dedicated to the payment of interest and principal on our debt, which could reduce the funds available for operations;

•	the level of our debt could leave CHDT vulnerable in a period of significant economic downturn;

•	CHDT may not be financially able to withstand significant and sustained competitive pressures.

If CHDT cannot continue to develop new products in a timely manner, and at favorable margins, it may not be able to compete effectively.

The power failure and portable lighting products industries have been notable for the pace of innovations in product life, product design and applied technology.  CHDT and our competitors have made, and continue to make, investments in research and development with the goal of further innovation. The successful development and introduction of new products and line extensions face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

•	develop and fund research and technological innovations,

•	receive and maintain necessary intellectual property protections,

•	obtain governmental approvals and registrations,

•	comply with governmental regulations, and

•	anticipate consumer needs and preferences successfully.

The failure to develop and launch successful new products could hinder the growth of our businesses and any delay in the development or launch of a new product could also compromise our competitive position. If competitors introduce new or enhanced products that significantly outperform CHDT’s, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.

Competition in CHDT’s industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

The industries, in which CHDT operates, including portable lighting products and power failure lighting, are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers often compete for consumer acceptance and limited retail shelf space.

As product placement, facings and shelf-space are at the sole discretion of our retailer customers, and often impacted by competitive activity, the visibility and availability of our full portfolio of products can be limited.  Our retailer customers have increasingly sought to obtain pricing concessions or better trade terms, and because of the highly competitive environment in which we operate as well as increasing retailer concentration, their efforts can be successful, resulting in either reduction of our margins, or our relative disadvantage to lower cost competitors.  Competitors may also be able to obtain exclusive distribution at particular retailers, or favorable in-store placement, resulting in a negative impact on our sales.

Competition is based upon brand perceptions, product performance and innovation, customer service and price. CHDT’s ability to compete effectively may be affected by a number of factors:

•
CHDT’s primary competitors have substantially greater financial, marketing and other resources and greater market share in certain segments than CHDT does, as well as significant scale and negotiating leverage with retailers;

•
CHDT’s competitors may have lower production, sales and distribution costs, and higher profit margins, than CHDT, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives;

•	loss of key retailer customers to competitors may erode CHDT’s market share; and

•
the level and nature of advertising and promotional spending by CHDT could impact consumer demand, retailer decisions regarding our product offerings, limit our access to shelf space, and hinder our ability to expand distribution to new retailer customers.

The success of our products can suffer if our marketing plans or new product offerings do not have the desired impact on our brand’s image or ability to attract consumers.  Further our operating results could be adversely affected if one of our leading products suffers damage to its reputation due to real or perceived quality issues.

Changes in foreign, cultural, political and financial market conditions could impair CHDT’s international manufacturing operations and financial performance.

CHDT’s manufacturing is currently conducted in China. Consequently, CHDT is subject to a number of significant risks associated with manufacturing business in China, including:

•	the possibility of expropriation, confiscatory taxation or price controls

•	adverse changes in local investment or exchange control regulations;

•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;

•	legal and regulatory constraints;

•	tariffs and other trade barriers; and

•	difficulty in enforcing contractual and intellectual property rights.

Currency fluctuations may significantly increase CHDT’s expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of CHDT’s sales in fiscal 2011 were transacted   in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which CHDT and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

Changes in raw material costs or disruptions in the supply of raw materials could erode CHDT’s profit margins and negatively impact manufacturing output and operating results.

Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition. In the past, substantial increases in the cost of a number of raw materials have been partially offset by price increases.   However, there is no certainty that CHDT will be able to offset future increases in raw material prices, especially given the competitive environment. In addition, the supply of certain raw materials can be significantly disrupted by labor activity, political conflict, and disruptions to sourcing or transportation activities, which could impact our manufacturing output.

Loss of any of our principal customers could significantly decrease our sales and profitability.

Costco Wholesale, together with its subsidiaries, is our largest customer, accounting for approximately 55% of net sales in fiscal 2011.   Generally, sales to Costco Wholesale and our other top retailers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them.   As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time.   The loss or a substantial decrease in the volume of purchases by Costco Wholesale or any of our other top customers would harm our sales and profitability.

CHDT’s businesses are subject to regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S. and abroad. This regulation includes, but is not limited to, the following:

•	in the U.S., claims and advertising with respect to our products are regulated by the Federal Trade Commission;

•	our operations are subject to taxation by federal, state, local and foreign taxing authorities;

•	in foreign countries where we manufacture or sell our products, we are subject to similar regulation, and in the U.S. by state and local authorities; and

•	our selling practices are regulated by competition and anti-trust authorities in the U.S. and abroad.

A finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, which could be material.   Even if a claim is unsuccessful, is not merited or is not fully pursued, the negative publicity surrounding such assertions regarding our products or processes could jeopardize our reputation and brand image.   Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.

While we believe we have obtained the necessary regulatory approvals to manufacture and sell our currently marketed products, new or more restrictive regulations or more restrictive interpretations of existing regulations could have an adverse impact on our businesses.  Additionally, changing  laws,   regulations  and  standards   relating  to  corporate governance and public  disclosure,  including the  Sarbanes-Oxley Act of 2002 or "SOX" .and new SEC  regulations  are creating  uncertainty for companies such as ours.  These new or changed  laws,  regulations  and  standards  are  subject to varying interpretations in many cases due to their lack of specificity, and as a result,  their  application  in practice may evolve over time as new guidance is provided by regulatory  and governing  bodies,  which could result in continuing uncertainty  regarding  compliance  matters  and higher  costs  necessitated  by ongoing  revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations and standards and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation and attraction as an investment may be substantially harmed.

CHDT’s manufacturing facilities or supply channels may be subject to disruption from events beyond our control.

We currently operate a number of manufacturing and packaging facilities in China for our products. Operations at such facilities may be subject to disruption for a variety of reasons, including:

• availability of raw materials;

• work stoppages or other labor disputes;

• industrial accidents or other occupational health and safety issues;

• disruptions in logistics;

• loss or impairment of key manufacturing sites;

• raw material and product quality or safety issues;

• licensing requirements and other regulatory issues; and

• acts of war, terrorism, pandemics, fire, earthquake, flooding or other natural disasters.

There is a possibility that third party manufacturers, which produce our products, could discontinue production with little or no advance notice, or experience financial problems or problems with product quality or timeliness of product delivery, resulting in manufacturing delays or disruptions, regulatory sanctions, product liability claims or consumer complaints.

Although we have contingency plans in place, and our multiple facilities and third-party manufacturers can provide alternative sources of product supply in the event of manufacturing disruptions, if a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations.

CHDT’s business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition.

We face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects.  Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage.   Additionally, we do not maintain product recall insurance.  As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

In addition, we face potential exposure to unusual or significant litigation arising out of alleged defects in our products or otherwise.  We spend substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk.  We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage.  As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

If CHDT fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

CHDT relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  In particular, our trademarks are of material importance to our business and are among our most important assets. In fiscal 2011, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  In addition, CHDT owns a number of patents; patent applications and other technology which CHDT believes are significant to our business.

We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted.  There is a risk that CHDT will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions.  We cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and CHDT could incur significant costs in connection with legal actions to defend our intellectual property rights.

In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which CHDT’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States.  If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. The failure to perfect or successfully assert our intellectual property rights could make CHDT less competitive and could have a material adverse effect on our business, operating results and financial condition.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions.   Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

Even if we can complete future acquisitions, we face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner.  The integration process can be complex and time consuming, may be disruptive to our existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses.  Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.  CHDT is subject to a number of significant risks associated with acquisitions, including:

•	the risk that our industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;

•	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;

•	the generation of insufficient revenues by acquired businesses to offset acquisition costs and increased operating expenses associated with these acquisitions;

•	the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;

•	the potential difficulties in integrating new products, businesses and operations in an efficient and effective manner

•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy

•	the potential loss of key employees of the acquired businesses;

•	the risk that acquired businesses will divert the attention of our senior management from the operation of our core Capstone business; and

•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence.

•
Our inability  to  successfully  operate  and  integrate newly-acquired  businesses  appropriately,  effectively  and in a timely  manner  could have a material adverse effect on our ability to take advantage of further  growth in demand for products in our  marketplace,  as well as on our  revenues, gross margins and expenses.

OUR COMMON STOCK

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

The market  price of our Common  Stock is likely to be highly volatile and could  fluctuate  widely in price in  response to various  factors,  many of which are beyond our control, including:

•	our lack of primary market makers for our Common Stock – we have market makers but none

•	are primary market makers who maintain an inventory of our Common Stock and actively support the Common Stock;

•	general worldwide economic conditions and the current crisis in the financial markets;

•	the lack of research analysts or news media coverage of CHDT or our Common Stock;

•	additions or departures of key personnel;

•	sales of our Common Stock by the Company or insiders;

•	our status as a “Penny Stock” Company;

•	our ability to execute our business plan;

•	operating results being below expectations;

•	loss of any strategic relationships;

•	industry or product developments;

•	sale of a substantial number of shares may cause the price of our common stock to decline;

•	economic and other external factors; and

•	period-to-period fluctuations and the uncertainty in our financial results.

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

Item 1B.  Unresolved SEC Staff Letters.

None for fiscal year ended December 31, 2011.

Item 2.  Properties.

Neither the Company nor its operating subsidiaries own any real properties or facilities.  CHDT and Capstone share principal executive offices and operating facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442. Rent expense, included in general and administrative expenses, for the years ended December 31, 2011 and 2010 amounted to $55,870 and $56,174, respectively.  The Company has no current plans to expand its facilities and believes that its current facilities will be adequate for fiscal year 2012.

Item 3.  Legal Proceedings.

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

Other Legal Matters

To the best of our knowledge, none of our directors, officers or owner of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of December 31, 2011, there were approximately 1,273 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 649,510,532 outstanding shares of the Common Stock. We have not previously declared or paid any dividends on our Common Stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future. The following table shows the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board or OTC Markets Group, Inc. QB Market, by quarter, during each of our last two fiscal years ended December 31, 2011 and 2010. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from information provided from the OTC Bulletin Board or The OTC Markets Group, Inc. QB Market, for the respective periods.

	2011		2010
	high	low	high	low
1st Quarter	.009	.0085	.008	.008
2nd Quarter	.007	.007	.008	.011
3rd Quarter	.011	.008	.012	.010
4th Quarter	.011	.01	.095	.009

We changed our name and trading symbol on the OTC Bulletin Board in second fiscal quarter of 2007 from “China Direct Trading Corporation” and CHDT.OB” to “CHDT Corporation” and “CHDO.OB,” respectively. We changed our name because we believed that the old name did not accurately reflect the current business and strategy of our Company.  On February 22, 2011, FINRA moved the quotation of our Common Stock from the OTC Bulletin Board to The OTC Markets Group, Inc. QB Market along with over 568 other companies’ stocks.  The trading symbol remained “CHDO.”  The technical reason for the action was that the stocks did not have a registered market maker for 4 consecutive business days as required under Rule 15c2-11 under the Securities Exchange Act of 1934.  Many industry observers believe the mass transition of stocks was motivated by the QB being a less expensive market for FINRA members to quote stocks.

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

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2011, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Outlook

We are a leading designer and manufacturer in our industry segment of specialty power failure lights and an innovator of consumer lighting products for the North American and Latin American retail markets.  We develop, manufacture a range of stylish, innovative and easy to use consumer lighting products including portable booklights, specialty booklights,  multi-task lights, e reader lights, power failure lights and night lights, wireless motion sensor lights and desk lamps that are designed to make today’s lifestyles simpler and safer. Our products are sold under our wholly-owned subsidiary Capstone Industries Inc. “Capstone’s” brand name as well as under one store brand for retailer private label programs.  CHDT seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers with products that make their lives simpler and safer. Disposable income remains limited for many consumers, and because the company's products are seen as necessity for safety and security reasons, sales at retail remain strong. Consumers often give these useful products as gifts as well which is evidenced by the substantial historic holiday sales.

To this end, the Company is tightly focused on five product categories: (1) Portable booklights, specialty booklights and multi-task lights; (2) eReader lights; (3) Eco-i-Lite power failure lights and night lights; (4) Wireless motion sensor lights and (5) Light Ringers® collection of desk lamps and utility lamps. Within these segments, the Company follows a closely defined business strategy to develop and increase market leadership positions in these key product segments. These product categories are prioritized based on their capacity to maximize the use of the organization’s core competencies and to deliver sustainable long-term growth.

Our strategy is to develop and maintain positions of innovative and technical leadership in our chosen markets, and leverage those positions to grow the amount of volume of product sold to those markets and to selectively acquire business with similar technical capabilities that could benefit from our leadership position and strategic direction.   Typically, we seek to find niche product opportunities that may be overlooked or underexploited by competitors, and believe that we can win a profitable niche of the market share.  Each of the markets we serve is presenting opportunities for our product lines that we expect will provide growth for the Company over the long-term.  We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance. These indicators include market share, sales, organic sales growth, gross profit margin, operating profit, and net income, as well as measures used to optimize the management of working capital, capital expenditures, cash flow and return on capital.  The monitoring of these indicators, and the Company’s corporate governance policies help to maintain business health and strong internal controls.  To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth. The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core product categories, through its focus on innovation and development of successful new products. To enhance these efforts, the Company has developed key initiatives to build strong relationships with retailers and distributors.  The investments needed to fund this growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization through which the Company seeks to become even more effective and efficient throughout its businesses.

Looking forward, we expect global macroeconomic and market conditions to remain highly challenging.  While the global marketplace in which we operate has always been highly competitive, the Company has recently experienced heightened competitive activity in certain markets from other large multinational companies, some of which may have greater resources than we do. Such activities have included more aggressive marketing and increased promotional spending.  While the Company has taken, and will continue to take, measures to address the heightened competitive activity, should these conditions persist, they could adversely affect the Company’s future results. The Company believes it is well prepared to meet the challenges ahead due to its strong financial condition, experience operating in challenging environments and continued focus on the Company’s strategic initiatives: effectiveness and efficiency; innovation; and leadership. This focus, together with the increasing strength of the Company's global brand recognition should position the Company well to increase shareholder value over the long-term.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2011	2010	2009
(Dollars in thousands)
Sales	$10,248	$5,287	$6,161
Gross Margin	24.1%	30.4%	29.3%
Impairment Loss	$0	$0	$0
SG&A Expenses as a Percentage of Sales	15.7%	39.5%	42.9%
Interest Expense	$296	$259	$266
Effective Tax (Benefit) Rate	0%	0%	0%
Net (Loss) Earnings	$576	$(738)	$(1,099)

CONSOLIDATED OVERVIEW OF OPERATIONS

For the year ended December 31, 2011 and 2010, the Company had total net sales of approximately $10,248,800 and $5,287,200, respectively, for an increase of $4,961,600 which represents a 93.8% increase over 2010 revenue.  For the 4th quarter 2011 net revenues were approximately $2,099,600 as compared to $1,317,700 in the 4th quarter 2010.  This was an increase of $781,900 or 59.3% over the same period last year.  These increases were driven by stronger sales in each of our markets as a result of expanded distribution into existing retailers and expansion into new retail distribution.

For the year-ended December 31, 2011, gross profit was approximately $2,478,000, an increase of approximately $865,600 or 53.7% from the 2010 gross profit of $1,612,400.  Gross profit as a percentage of net sales was 24.2% for the year compared to 30.4% for 2010.  Gross Profit for the 4th quarter 2011 and 2010 was approximately $524,500 and $420,600 respectively, an increase of $103,900 or 24.7% compared to same quarter in 2010.

The increase of the 2011 gross profit from the 2010 gross profit was a result of increased sales.  The reduction of the gross profit as a percent to sales from 30.4% in 2010 compared to 24.2 % in 2011 was mainly the result of additional allowances provided to retailers to promote product sell through.  Our larger customers are also continuing to buy on a direct import basis. The gross margin percentages are lower in this selling scenario as compared to a customer buying on a domestic basis but the Company’s expenses are also reduced as the customer is responsible for related expenses such as freight, duties and handling costs.

For the year ended December 31, 2011, the Company had a net profit from continuing operations of approximately $575,600.  For the year ended December 31, 2010 the Company had a net loss from operations of approximately $738,800. That is a net improvement of $1,314,400 over 2010 results.  For the 4th quarter ended December 31, 2011, the Company had a net profit from continuing operations of approximately $27,000 as compared to a net loss of $43,000 in the 4th quarter, 2010.  This was an improved performance of $70,000 as compared to the same quarter in 2010.

For the year ended December 31, 2011 and 2010, cost of sales were approximately $7,770,800 and $3,674,800 respectively.  This represents 75.8% and 69.5% respectively of total Net Revenue which represents an increase of 6.3% over the same quarter last year.  For the 4th quarter ended December 31, 2011 and 2010, cost of sales were approximately $1,575,000 and $897,000, that’s 75.0% and 68.0% of net revenue respectively.  Despite rising component and labor costs in China our overall material costs have increased slightly during the year.  This has been achieved through strategic and volume materials buying and negotiations with our factories; however as a percent to sales the cost percentage has increased mainly because we have provided additional sales allowances to retailers to promote product sell through.

Operating expenses were approximately $1,606,400 in 2011 as compared to $2,091,700 in 2010, a net reduction of $485,300 or 23.2%.  Operating expenses for the 4th quarter ending December 31, 2011 and 2010 were approximately $443,900 and $387,800, an increase of $56,100 or 14.4% over 2010.  During 2011, an expense reduction program was in place which had a significant impact in reducing the expense levels.

For the year ending December 31, 2011, interest expenses were approximately $295,900 an increase of $36,300 as compared to $259,600 expensed in 2010.  The increase in interest expense in 2011 as compared to 2010 was due primarily to additional loans required to fund the purchase of the increased volumes of product during the year. The decrease in interest expense in 2010 compared with 2009 was due primarily to the reduced sales volume in 2010 that resulted in less borrowing to purchase products overseas.

The effective tax (benefit) rate was 0% in 2011 compared with 0% in 2010.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of sales and other operating expenses excluding interest expense, corporate expenses and other non-operating revenue and expenses.  Cost of sales and operating expenses are directly attributable to the respective segment.  Operating profit is reconciled to earnings before income taxes in Note 8 of Item 8, Financial Statements and Supplementary Data, of this report.

Sales
	2011	2010	2009
(In thousands, except percentages)
Sales	$10,248	$5,287	$6,161
Operating Profit	2,478	1,612	1,811
Operating Margin	24.2%	30.5%	29.4%

	2011	2010	2009
(In thousands)
Total Assets	$4,138	$4,312	$4,235

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program and the launch of exciting new products this year, the Company expects its sales volumes to continue to grow  and produce revenues in the range of $15 million to $20 million within the next one to two fiscal years, subject to economic conditions not deteriorating.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2011:

	Payments Due by Period*
	Total	2012	2013	2014	After 2014

(In thousands)
Purchase Obligations	$274	$274	$0	$0	$0
Short-Term Debt	442	442	0	0	0
Long-Term Debt	1,531	0	1,531	0	0
Operating Leases	55	55	55	0	0
Interest on Long-Term Debt	197	197	0	0	0
Other Long-Term Liabilities	0	0	0	0	0
Total Contractual Obligations	$2,499	$968	$1,586	$0	$0

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See Item 8, Financial Statements and Supplementary Data, Note 4 in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations.

LIQUIDITY AND CAPITAL RESOURCES

	2011	2010	2009

(In thousands)
Net cash provided (used) by:
Operating Activities	$1,281	$(766)	$(1,088)
Investing Activities	(59)	(27)	(55)
Financing Activities	(1,172)	642	1,254

Our limited borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was approximately $1.281 million in 2011 compared with approximately $(766) thousands provided by operating activities in 2010.  The increase of $2.047 million was mainly a result of our leveraging increased sales and decreases in our investment in net working capital components.  Cash flow provided by operating activities was $(766) thousands in 2010 compared with $(1.088) million provided by operating activities in 2009.  The increased cash flow from operations of $322 thousands as compared with 2009 was primarily a result of a lower year over year increase in working capital components.

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions.  Our sales are also impacted by our ability to obtain new orders.  Over time, sales will also be impacted by our success in executing our strategy to increase productivity volume.

Investing Activities

Cash used for investing activities in 2011 was approximately $59 thousand.  Cash used for investing activities in 2010 and 2009 were $27 thousand and $ 55 thousand respectively.  Cash flows used in investing activities for all three years were due primarily to capital expenditures to expand design and production capacity.  Our expectation for 2012 is that we will invest between $250 thousand and $500 thousand.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  At December 31, 2011, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  The Company’s cash needs for working capital, debt service and capital equipment during 2012 are expected to be met by cash flows from operations and cash balances, the existing bank loan facility and if necessary additional notes payable funding from established sources.

DIVIDENDS

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

RELATED-PARTY TRANSACTIONS

See Note 4 of the Consolidated Financial Statements at Item 8 of this report.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

Item 7A.  Quantitative and Qualitative Disclosures about market Risk. (Not Applicable)

Item 8.  Financial Statements and Supplementary Data.

The financial statements and financial statement schedules of CHDT as well as supplementary data are listed in Item 13 below and included before the signature page to this report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, financial statements disclosure or auditing scope or procedure.

Item 9A.  Controls and Procedures.

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

We believe our internal disclosure controls and procedures are effective as the end of the period covered by this report in providing reasonable assurances that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

This annual report does not include an attestation report of CHDT’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by CHDT’s registered public accounting firm pursuant to rules of the Commission that permit CHDT to provide only management’s report in this annual report on Form 10-K.

Item 9B.  Other Information

None

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

CURRENT BOARD OF DIRECTORS

The background information on the directors is set forth below under "Item 1. Proposal Two: Election of Directors."  Each Director's term is for one year. The incumbent and current members of the Board of Directors are:

1.	Stewart Wallach. Mr. Wallach has been a director since April 2007.

2.	Gerry McClinton. Mr. McClinton has been a director since February 2008.

3.	Laurie Holtz. Mr. Holtz has been a director since January 2004.

4.	Jeffrey Postal. Mr. Postal has been a director since January 2004.

5.	Jeffrey Guzy. Mr. Guzy was appointed as a director on May 3, 2007. Mr. Guzy is deemed an "independent director."

6.	Larry Sloven. Mr. Sloven was appointed as a director on May 3, 2007. Mr. Sloven is an outside director.

The Company typically elects directors by written consent because a majority of the voting securities are held by members of the Company’s management and a former director and officer and his wife. The Company has been unable to date to obtain sufficient written consents to date to elect the proposed management slate of director nominees without conducting a general solicitation subject to Regulation 14A or Regulation 14C reporting requirements. Further, the Company may propose resolutions requiring shareholder approval at a shareholder meeting requiring a general solicitation under Regulation 14A, but such proposals are not ready for presentation for shareholder approval. For these and other reasons, the Company may be unable to file an information statement or proxy statement within the required 120 days after the end of its fiscal year and, as such, the Company is completing this Part III of the Report on Form 10K for the fiscal year ending December 31, 2011.

POLICY REGARDING BOARD ATTENDANCE

Company directors are expected to attend all annual and special board meetings per Company policy.  An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors.  In fiscal year 2011, all directors attended at least 75% of all board meetings.

ROLE OF THE BOARD OF DIRECTORS IN CORPORATE GOVERNANCE

The Board of Directors is responsible for overseeing the Chief Executive Officer and other senior management in order to assure that such officers are competent and ethical in running the Company on a day-to-day basis and to assure that the long-term interests of the shareholders are being served by such management.  The directors must take a pro-active focus and approach to their obligation in order to set and enforce standards to ensure that the Company is committed to business success through maintenance of the highest standards of responsibility and ethics.

The Company has adopted a Code of Ethics, which is posted on the Company's Website.  The contents of the Company Website are not incorporated herein by reference and that Website provided in this Information Statement is intended to be an inactive textual reference only.

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's independent public auditors, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2011 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an independent director under applicable NASDAQ standards.

REPORT OF THE AUDIT COMMITTEE

The material in this section is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Information Statement and irrespective of any general incorporation language in those filings.

The Audit Committee is responsible for providing oversight to Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee monitors the Company’s external audit process, including auditor independence matters, the scope and fees related to audits, and the extent to which the independent registered public accounting firm may be retained to perform non-audit services. The Audit Committee also reviews the results of the external audit with regard to the adequacy and appropriateness of our financial, accounting and internal controls over financial reporting.  It also generally oversees Company’s internal compliance programs. The function of the Audit Committee is not intended to duplicate or to certify the activities of management and the independent registered public accounting firm, nor can the Audit Committee certify that the independent registered public accounting firm is “independent” under applicable rules. The Audit Committee members are not professional accountants or auditors. Under its Charter, the Audit Committee has authority to retain outside legal, accounting or other advisors as it deems necessary to carry out its duties and to require the Company to pay for such expenditures.

The Audit Committee provides counsel, advice and direction to management and the independent registered public accounting firm on matters for which it is responsible, based on the information it receives from management and the independent registered public accounting firm and the experience of its members in business, financial and accounting matters.

Company’s management is responsible for the preparation and integrity of its financial statements, accounting and financial reporting principles, and internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.

In this context, the Audit Committee hereby reports as follows:

(1)           Company’s management has represented to the Audit Committee that the 2011 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for fiscal year 2011 with Company’s management and the independent registered public accounting firm.

(2)           The Audit Committee has received written disclosures and a letter from the independent registered public accounting firm, Robison Hill & Company, required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committee”) and has discussed with Robison Hill & Company their independence.

(3)           Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10K  for the fiscal year ended December 31, 2011, as filed with the Commission on March 12, 2012.

The foregoing report is provided by the undersigned members of the Audit Committee.

/s/Jeffrey Guzy
Jeffrey Guzy, Chairman
March 12, 2012

REPORT OF THE COMPENSATION AND NOMINATING COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

THE  FOLLOWING  REPORT OF THE  COMPENSATION  AND NOMINATING COMMITTEE  OF THE BOARD OF DIRECTORS  SHALL NOT BE DEEMED  "SOLICITING  MATERIAL" OR TO BE "FILED" WITH THE COMMISSION,  NOR SHALL SUCH  INFORMATION BE  INCORPORATED  BY REFERENCE INTO ANY FUTURE FILING UNDER THE SECURITIES  ACT OF 1933 OR EXCHANGE ACT, EXCEPT TO THE  EXTENT  THAT THE  COMPANY  SPECIFICALLY INCORPORATES IT BY REFERENCE INTO SUCH FILING.

OBJECTIVES

The Compensation Committee is primarily responsible for reviewing the compensation  arrangements for the Company's executive  officers,  including the Chief Executive  Officer and Chairman of the Board,  and  for  administering  the  Company's  stock-based compensation plans. The Compensation Committee was established in January 2005. The Compensation Committee held one meeting in fiscal year 2011.  Larry Sloven, Jeffrey Guzy and Jeff Postal are committee members for 2011.  The Company believes that Mr. Guzy is an independent director under applicable NASDAQ standards.  Mr. Sloven is not deemed to meet those standards because of his company's product development and outsourcing contract with the Company.

On February 5, 2008, the Board of Directors changed the Compensation Committee to be the “Compensation and Nominating Committee” with the same membership as stated above.  The charter of the new committee is on the Company’s Web Site. The Company is looking for independent directors to fill the Compensation Committee and, until such candidates are found,  Mr. Sloven is being asked to sit as a member of the Compensation and Nominating Committee.

It is the Company's objective to pursue compensation structures with the public shareholders' interests and the Company's business objectives, reward outstanding performance, be externally competitive and internally equitable, and attract and retain best available executive talent. We seek to achieve this goal through a straightforward compensation package that relies on equity compensation and limits cash compensation and perquisites.

The Company seeks to foster a performance-oriented culture, where individual performance is aligned with organizational objectives. Company performance is the primary measure of success upon which we structure our compensation.

The Compensation and Nominating Committee evaluates and rewards our executive officers and directors based on their contribution to the achievement of short and longer-term goals. Individual and departmental performance is factored into salary increase decisions and stock option (long - term incentive) awards.

The Compensation and Nominating Committee, together with our board, establishes compensation for our Chief Executive Officer and our other executive officers and administers the 2005 Equity Plan. The Compensation Committee has a written charter, which is available on the Company Web Site (located at http://www.chdtcorp.com).

The purpose of our Compensation Committee is to:

•	discharge the board’s responsibilities relating to compensation of our executive officers;

•	administer our stock option plans, stock purchase plans, restricted stock plans and any other equity incentive plans adopted; and

•	provide disinterested administration of any employee benefit plans in which our executive officers are eligible to participate.

The Compensation and Nominating Committee did not use outside consultants in fiscal year 2010.  It used compensation arrangements by other microcap companies to judge the appropriateness of the Company compensation arrangements.

The Company compensates people with:

Cash Compensation.  Cash compensation consists of base salary and annual bonus potential. Our compensation consultant assists us in analyzing similar or “peer” companies to guide our determination of appropriate cash compensation. Our cash compensation goals for our executive officers are based upon the following principles:  (1) compensation levels are comparable to industry levels as adjusted for experience and skills of individual officers; and (2) pay should retain key personnel.

Discretionary Bonus Program.  In addition to base salary compensation, the Company has a bonus plan covering the executive officers pursuant to which cash bonus payments and equity awards may be made. Bonuses are calculated based upon actual achievement of pre-established goals.

Incentive Program.  The Company believes that performance is achieved through an ownership culture that encourages ongoing performance by the executive officers. This is best achieved through the use of stock-based option awards. All employees are eligible to participate in our sole plan, the 2005 Equity Plan.  We also issue non-qualified stock options. Our equity compensation goals for the executive officers are based upon the following principals: (1) incentive compensation should retain key personnel and reward loyal and productive employees, regardless of rank, and (2) individual awards of stock-based compensation should reflect individual performance as well as the importance of retaining such employee to our goal of achieving the Company’s then current strategic goals.

Our sole incentive plan is the 2005 Equity Plan, which allows us to grant stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and other stock-based awards. Under our 2005 Equity Plan, the Company can issue options to our officers, directors and employees to purchase shares of our Common Stock at an exercise price equal to the fair market value of such stock on the date of grant. The date of grant for the executives is typically the date of a regularly scheduled board meeting, of which we have at least six (6) per year, but can be made at the time of job performance reviews.

Our Company does not have a program, plan or practice to select option grant dates (or set board meeting dates) to correspond with the release of material non-public information.

The Company does not have an Employee Stock Purchase Plan that provides employees with the opportunity to purchase shares of the Common Stock.  Our practice was to make periodic annual equity grants to our executives.  In determining 2010 equity grants for executives, we considered the importance of each employee to accomplishing our strategic goals.

Benefits.  The Company provides the following benefits to our senior executives generally on the same basis as the benefits provided to all employees: (1) health care and dental insurance; and (2) paid personal and vacation leave.

The Compensation and Nominating Committee believes that these benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees.

CODE OF ETHICS

The Company has a code of ethics that  applies to all of the  Company's employees,  including  its  principal  executive  officer,  principal  financial officer and principal  accounting officer, and its Board. A copy of this code is available on the Company's website.  The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8K.

DIRECTOR MEETINGS IN FISCAL YEAR 2011

The Board of Directors had three official meetings in fiscal year 2011.  During fiscal year 2011, all of the directors attended 75% or more of all meetings of the Board, which were held during the period of time that such person served on the Board or such committee.

Board Leadership Structure and Board’s Role in Risk Oversight

The Company’s Board of Directors endorses the view that one of its primary functions is to protect stockholders’ interests by providing independent oversight of management, including the Chief Executive Officer and Chief Operating Officer (who also holds the Chief Financial Officer position).  The Chief Financial Officer is allowed and encouraged to address the Board of Directors on any issues affecting the Company or its public shareholders.  The Company also allows outside counsel to participate in some of the board meetings in order to provide legal counsel and an outside perspective on corporate governance and risk issues.

Board Structure.  The Board of Directors believes that having different people serve as Chairman of the Board of Directors and Chief Executive Officer is an important structural safeguard to proper risk assessment.  Further, the Chief Financial Officer is allowed and encouraged to address the Board of Directors on any risk issues facing the Company.

The Chief Executive Officer or “CEO” is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to senior management and sets the agenda for Board of Directors meetings and presides over meetings of the full Board of Directors.

Our CEO serves on our Board of Directors, which we believe helps the CEO serve as a bridge between management and the Board of Directors, ensuring that both groups act with a common purpose. We believe that the CEO’s presence on the Board of Directors enhances his ability to provide insight and direction on important strategic initiatives to both management and the independent directors and, at the same time, ensures that the appropriate level of independent oversight is applied to all decisions by the Board of Directors.

The Chairman of the Board has no greater nor lesser vote on matters considered by the Board than any other director, and neither the Chairman nor any other director votes on any related party transaction. All directors of the Company, including the Chairman, are bound by fiduciary obligations, imposed by law, to serve the best interests of the stockholders. Accordingly, separating the offices of Chairman and Chief Executive Officer would not serve to enhance or diminish the fiduciary duties of any director of the Company. The Board does not currently have a lead director.

Independent Directors.  The Board of the Company is currently comprised of seven directors, one of whom is an independent director under the listing standards of quotation systems like The NASDAQ Stock Market.  The Company has sought unsuccessfully to recruit qualified independent directors.  Although we have D&O insurance, we believe that our chronic losses and chronically low public stock market price discourages qualified candidates from serving as independent directors.  This is a problem commonly faced by micro-cap, “penny stock” companies like our company.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success or survival.

The Company faces a number of risks, including, without limit:  (1) persistent net losses in consecutive fiscal quarters and years, which losses require outside funding or financing through the sale of our securities or insider loans to the Company (all of which usually dilute our existing shareholders and discourage public investors in investing in our Common Stock); (2) chronically low public stock market price, which hinders our ability to fund and grow our business; (3) reliance on regional and national distributors and retailers to sell  our products in a highly competitive market filled with competitors who possess significantly greater resources and market share than our company; (4) negative impact of the ongoing worldwide recession on consumer demand for the kind of discretionary products that we sell; (5) customary operational risks; (6) lack of a strong brand name for our products; (7) reliance on key personnel and the lack of key man insurance that pays for replacements; (8) lack of primary markets and lack of institutional support for our publicly traded Common Stock; (9) low market price of our Common Stock hindering our ability to consummate or attract merger and acquisition candidates; (10) lack of assets (other than accounts receivable) to attain commercially reasonable financing for operations; and (11) the risks faced by any product company in today’s challenging environment.

We rely on China for the manufacture of our products.  Any conflict between the U.S. and China could disrupt our product supply and force us to find alternative manufacturers.  From time to time, we access the appeal of non-Chinese manufacturing sources.

Our senior officers are responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.  To do this, the Chairman of the Board and other non-officer directors met quarterly on average with management to discuss strategy and the risks facing the Company.  Senior management, each member being also a director, attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters.  The Chairman of the Board and members of the Board work together to provide strong, independent oversight of the Company’s management and affairs through its standing committees and, when necessary, special meetings of directors.  Since most of the directors are located in the same area, informal meetings between directors and officers also occur to discuss business risk and appropriate responses.

Director - Minimum Qualifications.  The Nominating and Compensation Committee has adopted a set of criteria that it considers when it selects individuals not currently on the Board of Directors to be nominated for election to the Board of Directors.  A candidate must meet the eligibility requirements set forth in the Company’s Bylaws.  A candidate must also meet any qualification requirements set forth in any Board or committee governing documents.

If the candidate is deemed eligible for election to the Board of Directors, the Nominating and Compensation Committee will then evaluate the prospective nominee to determine if he or she possesses the following qualifications, qualities or skills:

contributions to the range of talent, skill and expertise appropriate for the Board;
financial, regulatory and business experience, knowledge of the operations of public companies and ability to read and understand financial statements;
familiarity with the Company’s market;
personal and professional integrity, honesty and reputation;
the ability to represent the best interests of the shareholders of the Company and the best interests of the institution;
the ability to devote sufficient time and energy to the performance of his or her duties; and
independence under applicable Commission and listing definitions.

The Nominating and Compensation Committee will also consider any other factors it deems relevant.  With respect to nominating an existing director for re-election to the Board of Directors, the Nominating and Compensation Committee will consider and review an existing director’s Board and committee attendance and performance; length of Board service; experience, skills and contributions that the existing director brings to the Board; and independence.

Director Nomination Process. The process that the Nominating and Compensation Committee follows when it identifies and evaluates individuals to be nominated for election to the Board of Directors is as follows:

For purposes of identifying nominees for the Board of Directors, the Nominating and Compensation Committee relies on personal contacts of the committee members and other members of the Board of Directors, and will consider director candidates recommended by stockholders in accordance with the policy and procedures set forth above.  The Nominating and Compensation Committee has not used an independent search firm to identify nominees.

In evaluating potential nominees, the Nominating and Compensation Committee determines whether the candidate is eligible and qualified for service on the Board of Directors by evaluating the candidate under the selection criteria, which are discussed in more detail below.  If such individual fulfills these criteria, the Nominating and Compensation Committee will conduct a check of the individual’s background and interview the candidate to further assess the qualities of the prospective nominee and the contributions he or she would make to the Board of Directors.

Consideration of Recommendation by Stockholders.  It is the policy of the Nominating and Compensation Committee of the Board of Directors of the Company to consider director candidates recommended by stockholders who appear to be qualified to serve on the Company’s Board of Directors.  The Nominating and Compensation Committee may choose not to consider an unsolicited recommendation if no vacancy exists n the Board of Directors and the Nominating and Compensation Committee does not perceive a need to increase the size of the Board of Directors.  To avoid the unnecessary use of the Nominating and Compensation Committee’s resources, the Nominating and Compensation Committee will consider only those director candidates recommended in accordance with the procedures set forth below.

Shareholder Proposal Procedures. To submit a recommendation of a director candidate to the Nominating and Compensation Committee, a stockholder should submit the following information in writing, addressed to the Chairperson of the Nominating and Compensation Committee, care of the Corporate Secretary, at the main office of the Company:

1.	The name of the person recommended as a director candidate;
2.	All information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934;
3.	The written consent of the person being recommended as a director candidate to being named in the proxy statement as a nominee and to serving as a director if elected;
4.
The name and address of the stockholder making the recommendation, as they appear on the Company’s books; provided, however, that if the stockholder is not a registered holder of the Company’s common stock, the stockholder should submit his or her name and address along with a current written statement from the record holder of the shares that reflects ownership of the Company’s common stock; and

5.	A statement disclosing whether such stockholder is acting with or on behalf of any other person and, if applicable, the identity of such person.

In order for a director candidate to be considered for nomination at the Company’s annual meeting of stockholders, when and if one is held, or to be considered prior to a written consent vote on director nominees, the recommendation must be received by the Nominating and Compensation Committee at least 30 days before the date of the annual meeting or, in the case of an information statement and no shareholder meeting being held, prior to April 1st.

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 60, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.

2.
Gerry McClinton, age 56, is the Interim Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.
Jill Mohler, age 48, Secretary since February 5, 2008.  Ms. Mohler served in the Ohio Air National Guard from 1982 to 1989.  Ms. Mohler graduated with honors from DeVry University with a Bachelors Degree in Business Administration in October 2006.  She began working as Executive Assistant under Stewart Wallach at CHDT Corporation in January 2008.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section  16(a)  of the Exchange  Act requires the Company's  executive  officers and  directors,  and persons who own more than ten percent of a registered class of the Company's equity  securities, to file reports of securities  ownership and changes in such  ownership with the SEC.  Executive officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or other written representations, the Company believes that all of Section 16(a) filing requirements were met during fiscal year 2011 by the Company’s directors and officers.

Item 11.  Executive Compensation.

Executive Compensation Philosophy, Strategy and Objectives

The principal objectives of our senior officer compensation are to attract, motivate and retain the services of qualified officers who can lead the Company to achieve its business goals and enhance public shareholder value.  The Company’s business goals are to achieve consistent profitability in operations and attain long-term profitability.  Our approach is based on the following compensation philosophies:

1.
Align Shareholder and Officer Interests:  Besides a base salary sufficient to attract qualified personnel, we provide non-qualified, long term stock options to tie the interests of our officers with the interests of the shareholders in long term profitability of the Company.

2.	Performance Based Compensation. Our grant of options and stock are designed to reward and encourage officers to achieve Company goals in financial and business performance.

Competitive Market

We have one independent director and also professional advisors who check the compensation level of other microcap companies in consumer goods from time to time to ensure that our compensation levels are reasonable.   In 2011, we did not benchmark compensation. Compensation was last benchmarked in 2008, when independent director and outside legal counsel reviewed compensation of executives at several peer companies holding equivalent positions or having similar responsibilities as our senior officers. The peer companies utilized in the 2008 analysis were engaged in some segment of consumer goods and were microcap companies (some having less or greater resources and operating income than our company).   The companies reviewed were:

1)	Acuity Brands, Inc.

2)	AZZ Inc.

3)	Hubbell, Inc.

4)	Lightening Science Group Corp.

5)	LSI Industries, Inc.

6)	Plasmatech, Inc.

7)	Thomas & Betts Corp.

An independent director of the Company also reviewed an unpublished consulting firm’s review of executive compensation for micro-cap companies during the last benchmarking of salaries.

We use peer group and available survey data to analyze our executive compensation (overall, base salary, annual bonus and long-term incentives) relative to the 50th percentile, or median, of the benchmark data.  While we use the data to ensure competitiveness and reasonableness, we do not rely solely or primarily on benchmarking in establishing executive compensation levels.  Variations in the actual compensation we set may be based on achievement of short-term and long-term goals, the competitive environment, talent and level or responsibility of each senior officer.

Role of the Compensation Committee

The Company Nominating and Compensation Committee operates independently of management and currently consists of the sole independent director, Jeffrey Guzy, who is independent under applicable SEC standards and is an “Outside Director” for purposes of Section 162(m) of the Internal Revenue Code of 1986 (the “Code”).    The Nominating and Compensation Committee receives recommendations from our Chief Executive Officer regarding the compensation of the senior officers (other than the Chief Executive Officer).

The Nominating and Compensation Committee is responsible for establishing and implementing our executive compensation plans as well as continually monitoring adherence to and effectiveness of those plans, including:

reviewing the structure and competitiveness of our executive compensation programs to attract and retain superior executive officers, motivate officers to achieve business goals and objectives, and align the interests of executive officers with the long-term interests of our shareholders;

reviewing and evaluating annually the performance of  officers in light of company goals and objectives and approving their compensation packages, including base salaries (if at issue or in consideration), long-term incentive and stock based compensation and perquisites;

monitoring the effectiveness of the Company’s sole incentive stock option plan and approving annual financial targets for officers; and

determining whether to award incentive bonuses that qualify as “performance-based compensation” for executive officers whose compensation is covered by Code Section 162(m), the elements of such compensation, whether performance goals have been attained and, if appropriate, certifying in writing prior to payment of such compensation that the performance goals have been met.

Role of Management

The Company believes that it is important to have our Chief Executive Officer’s input in the design of compensation programs for his direct reports.   The Chief Executive Officer reviews his direct reports’ compensation programs annually with the Committee, evaluating the adequacy relative to the marketplace, inflation, internal equity, external competitiveness, business and motivational challenges and opportunities facing the Company and its executives. In particular, he considers base salary a critical component of compensation to remain competitive and retain his executives, especially when market factors, such as freight demand, lag behind supply of industry-wide capacity and meeting pre-established goals for an annual incentive bonus have not been attainable for several years. All final decisions regarding compensation for the Chief Executive Officer’s direct reports listed in the Summary Compensation Table are made by the Compensation Committee. The Chief Executive Officer does not make recommendations with regard to his own compensation.

Role of the Compensation Consultant

While we may consult industry sources on compensation for executives, we have not engaged a consultant to analyze our compensation levels.

Executive Compensation Components

For 2011, the principal components of compensation for each officer were:

base salary;

annual incentive;

long-term incentive compensation (restricted stock awards); and

perquisites and other benefits.

Our company endeavors to strike an appropriate balance between long-term and current cash compensation.  The current executives are key to the ability of the Company to conduct its business because of their individual experience and relationships in our current business line.  Their compensation reflects their individual value to the ability of the Company to conduct its current business.

EXECUTIVE COMPENSATION

Set forth below is the approved compensation of each officer for fiscal years 2011, 2010, 2009.  Each of the officers served as a director of the Company in fiscal year 2011 but they were not compensated for such service.

Name & Principal Position	Year	Salary $	Bonus (6) $	Stock Awards $	Non-Equity Incentives (7) $	All Other $	TOTAL $
Stewart Wallach	2011	$260,463	-0-	-0-	-0-	-0-	$260,463
Chief Executive	2010	$248,060	-0-	-0-	-0-	-0-	$248,060
Officer (1,2,3)	2009	$236,250	-0-	-0-	-0-	-0-	$236,250

Gerry McClinton(1,4,5)	2011	$173,643	-0-	-0-	-0-	-0-	$173,643
Operating Officer	2010	$165,375	-0-	-0-	-0-	-0-	$165,375
& Interim CFO	2009	$157,500	-0-	-0-	-0-	-0-	$157,500

Footnotes:
(1)	Each Employment Agreement provides for an annual minimum salary increase of 5%.
(2)	Although approved for a salary of $260,463, Stewart Wallach took a voluntary salary reduction and earned $180,000 in 2011.
(3)	Although approved for a salary of $248,060, Stewart Wallach took a voluntary salary reduction and earned $186,923 in 2010.
(4)	Although approved for a salary of $173,643, Gerry McClinton took a voluntary salary reduction and earned $146,250 in 2011.
(5)	Although approved for a salary of $165,375, Gerry McClinton took a voluntary salary reduction and earned $124,615. In 2010.
(6)	The Company has no non-equity incentive plans.
(7)
The Company has no established bonus plan.  Any bonus payments are made ad hoc upon recommendation of Nominating and Compensation Committee and approval by Board of Directors.  Bonuses are only paid on a performance basis.

EMPLOYMENT AGREEMENTS

On February 1, 2011, the Company amended the terms of the employment agreements for Stewart Wallach and Gerry McClinton, extending the agreement term to February 5, 2013.  These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

(1)           Stewart Wallach, Chief Executive Officer and President. The employment agreement provides for an annual salary of $225,000 with minimum annual increase in base salary of 5%.  Mr. Wallach may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights.  Mr. Wallach was entitled to a base salary of $260,463 for fiscal year 2011, however, his actual base salary in fiscal year 2011 was $180,000 because of a voluntary salary reduction for 2011.  Mr. Wallach was entitled to a base salary of $248,062 for fiscal year 2010, however, his actual base salary in fiscal year 2010 was $186,923 because of a voluntary salary reduction for 2010.

(2)           Gerry McClinton, Chief Operating Officer and Interim Chief Financial Officer. The employment agreement provides for an annual salary of $150,000 with minimum annual increase in base salary of 5%.  Mr. McClinton may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights.  Mr. McClinton was entitled to a base salary of $173,643 in fiscal year 2011, however, his actual base salary in fiscal year 2011 was $146,250  because of a voluntary salary reduction for 2011.  Mr. McClinton was entitled to a base salary of $165,375 in fiscal year 2010, however, his actual base salary in fiscal year 2010 was $124,615 because of a voluntary salary reduction for 2010.

Common Provisions in both Employment Agreements:  The following provisions are contained in each of the above employment agreements:

If  the officer’s employment is terminated by death or disability, the Company is obligated to pay to the officer’s estate or the officer, as the case may be, a lump sum payment equal to  (a) the officer’s base salary through the termination date, plus a pro rata portion of the officer bonus for the fiscal year in which the termination occurred and (b) a lump sum payment equivalent to the sum of (i) one-year’s salary at the annual base salary rate officer was earning as of the date of termination; (ii) the bonus payment(s) officer received in the preceding fiscal year; and (iii) the cost of officer’s health and dental insurance premiums for the preceding fiscal year.

If the employment is terminated without cause by the Company or for “good reason” (as defined in the employment agreement) by the officer, then the Company must pay to the officer’s estate or the officer, a lump-sum payment equal to the greater of:  (aa) the sum of (i) one-year’s salary at the annual base salary rate that the officer was earning as of the date of termination and (ii) the bonus payment(s) officer received in the preceding fiscal year; and (bb) the sum of (i) the base salary that the officer would have earned had he remained employed through the remainder of the employment period and (ii) the bonus payment(s) officer received in the preceding fiscal year multiplied by the number of years remaining in the employment period (and adjusted on a pro rata basis for any partial year remaining in the employment period.

The employment agreements have a three-year term, but have been amended to extend the term for an additional 2 years (from February 5, 2011  until February 5, 2013).  These employment agreements can be extended by mutual consent of the parties for up to three (3) additional years.  On February 1, 2011, the employment agreements for Stewart Wallach and Gerry McClinton were extended to February 5, 2013, unanimously approved by the Board of Directors on February 1, 2011.  The employment agreements have an anti-competition provision for 18 months after the end of employment.

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which are filed as exhibits to the Form 10K by the Company for fiscal year ended December 31, 2011  (as filed by the Company with the SEC on March 12, 2012).

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY

Name	No. of Shares Underlying	% of Total Options Granted Employees in FY2011	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in FY2011
Stewart Wallach	24,498,039	-0-	4/27/2017	-0-	-0-
Gerry McClinton	26,630,000	-0-	4/27/2017	-0-	-0-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL($)
Stewart Wallach	2011	-0-	-0-	-0-	-0-	-0-
Chief Executive	2010	-0-	-0-	-0-	-0-	-0-
Officer	2009	-0-	-0-	-0-	-0-	-0-

Gerry McClinton	2011	-0-	-0-	-0-	-0-	-0-
Chief Operating	2010	-0-	-0-	-0-	-0-	-0-
Officer & Chief	2009	-0-	-0-	-0-	-0-	-0-
Financial Officer

FOOTNOTES:  (1) There were no 401(k) match by the Company and no medical supplemental payments by the Company in any of the years specified.

Outstanding Equity Awards as Fiscal Year Ended 2011 Table

OPTIONS(1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	24,498,039.029		4/27/2017
Gerry McClinton	32,250,000.029		4/27/2017

Footnotes:  (1) The Company does not have any stock awards for the years specified.

2011 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-0-	-0-
Gerry McClinton	-0-	-0-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$273,486	-0-	$10,800	$20,000	$304,286
Gerry McClinton	$182,325	-0-	$10,800	$20,000	$213,125

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 12, 2012, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock".  The table below sets forth, as of  March 12, 2012, (“Record Date”),  certain  information  with  respect to the Common Stock  beneficially owned by (i) each Director,  nominee and executive  officer of the Company;  (i) each person who owns  beneficially  more than 5% of the common stock;  and (iii) all Directors,  nominees and executive officers as a group. The table below also shows ownership as of the Record Date of shares of Series B Convertible Redeemable Preferred Stock, $0.10 par value, or the "Preferred Stock," which shares have no voting rights and shows ownership as of the Record Date. The table also shows ownership as of the Record Date of shares of Series C Convertible Redeemable Preferred Stock, $1.00 par value, or the Preferred Stock which shares have no voting rights.  There were 649,510,532 shares of Common Stock outstanding on the Record Date and 1,000 shares of Preferred C Stock were outstanding as of March 12, 2012.

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
as of March 12, 2012

					ALL OPTION WARRANT SHARES
NAME, ADDRESS & TITLE	STOCK OWNERSHIP	PERCENTAGE OF STOCK OWNERSHIP	STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	% OF STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	VESTED	NOT VESTED

Stewart Wallach, CEO, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (2)	147,618,822	22.7%	172,116,861	23.9%	24,498,039	0

Gerry McClinton, CFO, COO & Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (3)	504,949	0.1%	32,754,949	4.6%	32,250,000	0

Laurie Holtz, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (4)	4,628,300	0.7%	6,628,300	0.9%	1,000,000	1,000,000

Jeff Postal, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (5)	62,413,177	9.6%	68,413,177	9.5%	5,000,000	1,000,000

Jill Mohler, Secretary, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (6)	0	0.0%	600,000	0.1%	450,000	150,000

Jeff Guzy, Director,Director, 3130 19th St North, Arlington, VA 22201 (7)	832,000	0.1%	3,832,000	0.3%	1,500,000	1,500,000

Larry Sloven, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (8)	792,000	0.1%	2,792,000	0.4%	1,000,000	1,000,000

ALL OFFICERS & DIRECTORS AS A GROUP	216,789,248	33.3%	287,137,287	39.7%	65,698,039	4,650,000

PRINCIPAL SHAREHOLDERS

Bart Fisher, 9009 Potomac Forest Drive, Great Falls, VA 22066 (9) (10)	28,942,919	4.5%	28,942,919	4.0%	0	0

Margaret Fisher, 9009 Potomac Forest Drive, Great Falls, VA 22066	45,429,136	7.0%	45,429,136	6.3%	0	0

SUBTOTAL PRINCIPAL SHAREHOLDERS	74,372,055	11.5%	74,372,055	10.3%	0	0

TOTAL	291,161,303	44.8%	361,509,342	50.0%	65,698,039	4,650,000

Notes to Table

(1)   Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)  Total shares includes 22,733,333 million shares that Mr. Wallach has the current right to acquire under a non-qualified stock option and 1,764,706 shares of Common Stock issuable under the warrants issued to Mr. Wallach as part of his $100,000 investment in Company’s 2007 private placement under Rule 506 of restricted shares of Common Stock. Mr. Wallach was appointed Chief Executive Officer and President of the Company on April 23, 2007.

(3)  Total shares include 32,250,000 shares of Common Stock currently available for purchase under a non-qualified stock option agreement dated April 27, 2007.

(4) Total shares include 1,000,000 shares of Common Stock currently available for purchase under a non-qualified stock option agreement, dated June 9, 2010 and 1,000,000 shares of Common Stock available for purchase under a non-qualified stock option agreement, dated July 19, 2011.  Mr. Holtz was appointed as Chief Financial Officer in December 2007 and resigned from his position on June 1, 2009.  Mr. Holtz is still serving as a Director of the Board.

(5)  Total shares include 4,000,000 shares of Common Stock for purchase under a Warrant Agreement dated July 11, 2008, 1,000,000 shares of Common Stock available for purchase under a non-qualified stock option agreement dated June 9, 2010 and 1,000,000 shares of Common Stock available for purchase on, under a non-qualified stock option agreement, dated July 19, 2011.

(6)  Ms. Mohler was appointed as Secretary on February 5, 2008, and replaced Gerry McClinton, who reigned on that same date to focus on his duties as Chief Operating Officer.  Ms. Mohler was granted a non-qualified stock option for 150,000 shares of Common Stock in 2008 as part of her compensation arrangement.   On June 15, 2010, an additional 300,000 shares were granted under a non-qualified stock option agreement. On July 19, 2011, Ms. Mohler was granted another 150,000 shares of Common Stock under a non-qualified stock option agreement.

(7)  Total shares include 1,500,000 shares of Common Stock currently available for purchase under a non-qualified stock option agreement dated June 9, 2010 and 1,500,000 shares of Common Stock, available for purchase under a non-qualified stock option agreement dated July 19, 2011.

(8)  Total shares include 1,000,000 shares of Common Stock currently available for purchase under a non-qualified stock option agreement dated June 9, 2010 and 1,000,000 shares of Common Stock available for purchase under a non-qualified stock option agreement, dated July 19, 2011.

(9)(10)  Bart Fisher is the spouse of Margaret Fisher. Bart Fisher was an officer and director of the Company in 2002. If the ownership of Bart Fisher is combined with his spouse’s holdings, then Bart Fisher may be deemed to be an “affiliate” of the Company under the rules of the Securities Exchange Act of 1934, as amended, and on the basis of owning more than 10% of the Company’s outstanding shares of Common Stock.

The following table sets forth beneficial ownership of Series C Convertible Preferred Stock of members of Company management as of March 12, 2012.

Name	Number of Shares of Preferred	% of Shares	Number of Outstanding Shares of Common Stock issuable Upon Conversion of Series C Stock	% of Shares of Common Stock Owned upon Conversion of Series C Stock
Involve, LLC	1,000	100%	67,979,425	8.8%
c/o Harris & Cramer, LLP

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

INDEPENDENT DIRECTORS

The Company is a "controlled  company"  under typical stock exchange corporate  governance rules, that is a company where 50% or more of the voting  power is owned by a person or a group,  and does not  currently  have to meet  requirements  for a board of  directors  with a majority  of  "independent directors."  Currently, only Jeffrey Guzy qualifies as an "independent director" under the listing standards of most stock exchanges or quotation systems.  No other director qualifies as an "independent director" under those rules because they are officers of the Company or have business relationships with the Company.

The CHDT Board adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members.  The policy governs transaction in which the value exceeds or is expected to exceed $120,000 in a single calendar year. A copy of this policy is available on the Company’s website at www.chdtcorp.com.

The policy provides that the Audit Committee reviews transactions subject to the policy and determines whether or not to approve or ratify those transactions. The Audit Committee takes into account, among other factors it deems appropriate, the following factors:

•	Benefits derived by the related person from the transaction versus the benefits derived by the Company;
•	Total value of the transaction;
•	Whether the transaction was undertaken in the ordinary course of business of the Company; and
•	Were the terms and conditions of the transaction usual and customary and commercially reasonable.

The Audit Committee does not have any policies on expedited or pre-approval  of certain routine related person transactions.

From time to time, the Company borrows money on a short term basis, usually with maturity dates of less than a year, from Company directors and officers.  The Company believes that these loans are commercially reasonable, especially in light of the inability of the Company to obtain such short term financing from traditional funding sources.  A summary of the current loans from Company officers and directors is set forth below.   While these loans are not typically reviewed by the Audit Committee, the Company has decided to have all loans from Company directors or officers to the Company reviewed by the Audit Committee under the Company related person transaction policy, effective March 1, 2012.  The loans from Company directors or officers are usually convertible into shares of Company stock or are converted into shares of Company stock in order to preserve the cash reserves or cash flow from operations of the Company for payment of expenses that are necessary to maintain the Company operations.  Such conversions are usually approved by the disinterested directors of the Company’s board of directors. Effective March 1, 2012, the Company has decided to have all conversions of loans from Company directors or officers reviewed under the Company’s related person transaction policy.

Name of Lending Officer or Director	Amount of Principal of Loan	Interest Rate	Maturity Date	Balance as of March 1, 2012
Stewart Wallach	$51,500	8%	01/02/2013	$51,500
JWTR Holdings LLC	$51,500	8%	01/02/2013	$51,500
Stewart Wallach	$37,500	8%	01/02/2013	$37,500
JWTR Holdings LLC	$37,500	8%	01/02/2013	$37,500
Stewart Wallach	$209,473	8%	01/02/2013	$209,473
JWTR Holdings LLC	$209,473	8%	01/02/2013	$209,473
Stewart Wallach	$50,000	8%	01/02/2013	$50,000
Stewart Wallach	$100,000	8%	01/02/2013	$100,000
Stewart Wallach	$50,000	8%	01/02/2013	$50,000
Stewart Wallach	$75,000	8%	01/02/2013	$75,000
Jeffrey Postal	$250,000	8%	01/02/2013	$250,000
Jeffrey Postal	$100,000	8%	01/02/2013	$100,000
Group Nexus LLC	$150,000	8%	01/02/2013	$150,000
Total	$1,371,946			$1,371,946

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees	$57,309	$53,855
Tax Fees	$2,500	$2,500
Total	$59,809	$56,355

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

The Audit Committee pre-approved 100% of the Company's 2011 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission’s final pre-approval rules.

Part IV

Item 15.  Exhibits, and Reports on Form 8-K

(a) The following documents are filed as part of this report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants
F-2 Consolidated Balance Sheets as of December 31, 2011, and 2010
F-3 Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
F-4 Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2011 and 2010
F-5 Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
F-6 Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules required by Regulation S-X are included herein.  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS

Exhibits Required by Item 601 of Regulation S-K. Pursuant to the Instructions to Exhibits, certain instruments defining the rights of holders of long-term debt securities of the Company and its consolidated subsidiaries are not filed because the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. A copy of such instrument will be furnished to the Securities and Exchange Commission upon request.

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

(b) Reports on Form 8-K filed.

The following reports were filed during the last quarter of the 2011 fiscal year:  January 6, 2011;
March 18, 2011; March, 28, 2011; March 30, 2011; May 12, 2011; August 5, 2011; August 16, 2011; October 18, 2011; October 27, 2011 and December 5, 2011.

CHDT CORPORATION
AND SUBSIDIARIES

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2011 AND 2010

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
December 31, 2011 and 2010	F - 2

Consolidated Statements of Operations for the
Years Ended December 31, 2011 and 2010	F - 3

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2011 and 2010	F - 4

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2011 and 2010	F - 5

Notes to Consolidated Financial Statements	F - 6

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
CHDT Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of CHDT Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CHDT Corporation and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Robison, Hill & Co.
________________________
Certified Public Accountants

Salt Lake City, Utah
March 12, 2012

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets:
Current Assets:
Cash	$164,610	$115,239
Accounts receivable - net	1,477,279	1,256,913
Inventory	58,717	387,990
Prepaid expense	417,743	527,562
Total Current Assets	2,118,349	2,287,704

Fixed Assets:
Computer equipment & software	64,047	64,047
Machinery and equipment	546,919	487,538
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(546,193)	(486,974)
Total Fixed Assets	70,438	70,276

Other Non-current Assets:
Product development costs - net	13,624	18,895
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,949,644	1,954,915
Total Assets	$4,138,431	$4,312,895

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$526,936	$259,788
Note payable - Sterling Factors	441,607	889,708
Notes and loans payable to related parties - current maturities	-	1,550,144
Total Current Liabilities	968,543	2,699,640

Long Term Liabilities
Notes and loans payable to related parties - Long Term	1,531,215	671,313
Total Liabilities	2,499,758	3,370,953

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B, par value $.10 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 649,510,532 shares issued at December 31, 2011 and December 31, 2010	64,951	64,951
Related party receivable	-	(40,441)
Additional paid-in capital	7,041,858	6,961,172
Accumulated deficit	(5,469,136)	(6,044,740)
Total Stockholders' Equity	1,638,673	941,942
Total Liabilities and Stockholders’ Equity	$4,138,431	$4,312,895

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2011	2010

Revenues	$10,248,840	$5,287,261
Cost of Sales	(7,770,823)	(3,674,819)
Gross Profit	2,478,017	1,612,442

Operating Expenses:
Sales and marketing	146,355	414,670
Compensation	798,125	955,860
Professional fees	96,163	116,120
Product Development	197,290	140,917
Other general and administrative	368,534	464,151
Total Operating Expenses	1,606,467	2,091,718

Net Operating Income (Loss)	871,550	(479,276)

Other Income (Expense):
Interest expense	(295,946)	(259,602)
Total Other Income (Expense)	(295,946)	(259,602)

Net Income (Loss)	$575,604	$(738,878)

Income (Loss) per Common Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	649,510,532	648,831,416
Diluted	804,957,109	806,102,933

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit
Balance at January 1, 2010	-	$-	-	$-	1,000	$1,000	648,785,532	$64,878	$6,734,705	$(5,305,862)

September 2010-Common shares issued for consulting fees	-	-	-	-	-	-	725,000	73	6,452	-
Stock options for compensation	-	-	-	-	-	-	-	-	220,015	-
Net Loss	-	-	-	-	-	-	-	-	-	(738,878)

Balance at December 31, 2010	-	-	-	-	1,000	1,000	649,510,532	64,951	6,961,172	(6,044,740)

Stock options for compensation	-	-	-	-	-	-	-	-	80,686	-
Net Income	-	-	-	-	-	-	-	-	-	575,604
Balance at December 31, 2011	-	$-	-	$-	1,000	$1,000	649,510,532	$64,951	$7,041,858	$(5,469,136)

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$575,604	$(738,878)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	-	6,525
Depreciation and amortization	81,245	177,655
Compensation expense from stock options	80,686	220,015
(Increase) decrease in accounts receivable	(220,366)	84,972
(Increase) decrease in inventory	329,273	9,918
(Increase) decrease in prepaid expenses	109,819	(470,486)
(Increase) decrease in deposits	-	15,000
(Increase) decrease in other assets	(16,755)	(18,675)
Increase (decrease) in accounts payable and accrued expenses	259,648	(120,108)
Increase (decrease) in accrued interest on notes payable	82,019	67,308
Net cash provided by (used in) operating activities	1,281,173	(766,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(59,381)	(26,991)
Net cash provided by (used in) investing activities	(59,381)	(26,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	8,345,000	2,399,340
Repayments of notes payable	(8,793,100)	(2,786,784)
Proceeds from notes and loans payable to related parties	2,400,000	3,114,000
Repayments of notes and loans payable to related parties	(3,124,321)	(2,084,439)
Net cash provided by financing activities	(1,172,421)	642,117

Net (Decrease) Increase in Cash and Cash Equivalents	49,371	(151,628)
Cash and Cash Equivalents at Beginning of Period	115,239	266,867
Cash and Cash Equivalents at End of Period	$164,610	$115,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$213,925	$197,733
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related Party Receivable applied against Related Party Payable	$47,941	$-
Notes payable converted to accounts payable	$-	$73,700

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

In February 2004, the Company established a new subsidiary, initially named “China Pathfinder Fund, L.L.C.”, a Florida limited liability company. During 2005, the name was changed to “Overseas Building Supply, LLC” to reflect its shift in business lines from business development consulting services in China for North American companies to trading Chinese-made building supplies in South Florida.  This business line was ended in fiscal year 2007 and OBS’ name was changed to “Black Box Innovations, L.L.C.” (“BBI”) on March 20, 2008. On January 31, 2012 “BBI” name was changed to “Capstone Lighting Technologies, L.L.C” (“CLT”).

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

On September 13, 2006 the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (Capstone).  Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling low technology consumer products to distributors and retailers in the United States.  Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock, and recorded goodwill of $1,936,020.

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

As of December 31, 2011, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $58,717 and $387,990 at December 31, 2011 and December 31, 2010, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2011.

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

Depreciation expense was $59,218 and $133,120 for the period  ended December 31, 2011 and 2010, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate impairment.  The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2011, whereas the fair value of the intangible asset exceeds its carrying amount.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At December 31, 2011 and 2010, the total number of potentially dilutive common stock equivalents was155,446,577 and 145,729,910 respectively.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2011 and 2010 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C (formerly Black Box Innovations, L.L.C.), and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at December 31, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $40,677 and $128,214 for the year ended December 31, 2011 and 2010, respectively.  As of December 31, 2011 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $95,926 and $84,846 for the year  ended December 31, 2011 and 2010, respectively.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments, SFAS 123(R), (now ASC 718) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.  ASC 718 supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, applied for periods through December 31, 2005.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to ASC 718.  The Company has applied the provision of SAB 107 in its adoption of ASC 718.

The Company adopted SFAS 123(R) using the modified prospective application transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year.  The Company’s consolidated financial statements as of and for the years ended December 31, 2006 and later, reflect the impact of SFAS 123(R).  In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R)ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s consolidated statements of income (loss).  Prior to the adoption of ASC 718, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123).  Under the intrinsic value method, compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price.  Accordingly, for those stock options granted for which the exercise price equaled the fair market value of the underlying stock at the date of grant, no expense was recorded.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  There was no stock-based compensation expense attributable to options for share-based payment awards granted prior to, but not vested as of December 31, 2005.  Such stock-based compensation is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  Compensation expense for share-based payment awards granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with the provisions of ASC 718.

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of and for the year ended December 31, 2011, there were no material amounts subject to forfeiture.  The Company has not accelerated vesting terms of its out-of-the-money stock options, or made any other significant changes, prior to adopting ASC 718, Share-Based Payments.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 23, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the year ended December 31, 2010, the Company recognized a compensation expense of $156,558 related to these options. For the year ended December 31, 2011, the Company recognized compensation expense of $52,186 related to these options. No further compensation expense will be recognized for these options.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.  During 2008 and 2009, 1,500,000 of the above options were cancelled prior to vesting.  For the year ended December 31, 2008, the Company recognized compensation expense of $25,131 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $10,869 related to these options.  As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

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

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $2,603 related to these options.  As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  During 2010, 3,500,000 of the above options expired.  No further compensation expense will be recognized for these options.

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

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company. The options vest in one year.  For the year ended December 31, 2009, the Company recognized compensation expense of $42,663 related to these options.  For the year ended December 31, 2010, the Company recognized compensation expense of $33,837 related to these options. No further expense will be recognized for these options.  These options expired on June 8, 2011.

On April 23, 2010, the Company granted 4,800,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  For the year ended December 31, 2010, the Company recognized compensation expense of $27,000 related to these options.  For the year ended  December 31, 2011 the Company recognized compensation expense of $12,000.  No further expense will be recognized for these options.

On July 1, 2011, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year. For the year ended December 31, 2011 the Company recognized compensation expense of $16,500.  Another $16,500 of expense will be incurred in 2012 relating to these options.

The Company recognizes compensation expense paid with common stock and other equity instruments issued for assets and services received based upon the fair value of the assets/services or the equity instruments issued, whichever is more readily determined.

As of the date of this report the Company has not adopted a method to account for the tax effects of stock-based compensation pursuant to ASC 718 and related interpretations.  However, whereas the Company has substantial net operating losses to offset future taxable income and its current deferred tax asset is completely reduced by the valuation allowance, no material tax effects are anticipated.

During the year ended December 31, 2005, the Company valued stock options using the intrinsic value method prescribed by APB 25.  Since the exercise price of stock options previously issued was greater than or equal to the market price on grant date, no compensation expense was recognized.

Stock-Based Compensation Expense

Stock-based compensation for the year ended December 31, 2011 was $80,686. Stock-based compensation expense for the year ended December 31, 2010 was $220,015.

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

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820).” The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of  existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Management does not expect the adoption of ASU 2011-04 to have a material effect on the Company’s financial position, results of operations or cash flows.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2011, FASB issued ASU 2011-05 “Comprehensive Income (Topic 220).”  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures.  Management does not expect the adoption of ASU 2011-05 to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220).”  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management does not expect the adoption of ASU 2011-11 to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of December 31, 2011, the Company had no cash in excess of FDIC limits.

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

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2011 and 2010.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2011	2010	2011	2010

Customer A	55%	42%	$ 1,014,690	$ 82,041
Customer B	19%	23%	488,468	987,231
Customer C	13%	6%	0	48,046
	87%	71%	$ 1,503,158	$ 1,117,318

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Vendors

The Company had three vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2011 and four vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2010.  The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2011	2010	2011	2010

Vendor A	62%	71%	$ 291,350	$ 24,597
Vendor B	35%	17%	350	14,701
Vendor C	2%	9%	-	-
	99%	97%	$ 291,700	$ 39,298

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding,(now called Sterling National Bank) , located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  CHDT Corp and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2011, the balance due to Sterling was $441,607.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

On July 21,2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC   owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling National Bank.

On July 15, 2011, Stewart Wallach individually and accepted by Sterling National Bank, agreed to replace Howard Ullman as the sole personal guarantor to Sterling National Bank for all of Capstone Industries, Inc. loans previously guaranteed by Howard Ullman.

Effective July 12, 2011, Capstone Industries, Inc., credit line with Sterling National Bank was increased from $2,000,000 up to $4,000,000 to provide additional funding for increased revenue growth.

Effective October 1st, 2011 Sterling Capital Funding will be conducting business as the Factoring and Trade Division of Sterling National Bank. All obligations under our agreements have been assigned to Sterling National Bank.

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. At December 31, 2011, the total amount payable on the reassigned notes to Stewart Wallach was $216,498 which includes accrued interest of $7025 and JWTR Holdings, LLC was $216,498 which includes accrued interest of $7,025.  For the revised notes the interest payments are being accrued monthly to the note holders.

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on of before January 2, 2013 and carries an interest rate of 8% per annum.  At December 31, 2011, the total amount payable on this note was $290,000 including interest of $40,000

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375, which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  At December 31, 2011 the total amount payable on this note was $114,466 including interest of $14,466.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2011 the total amount payable on this note was $84,847, including interest of $9,847..

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before January 2, 2013and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2011 the total amount payable on this note was $168,674 including interest of $18,674.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2013 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2011 the total amount due on these notes was $232,000, including interest of $32,000.

Capstone Industries – Notes Payable to Officers and Directors

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  As amended, the note carries an interest rate of 8% per annum and is due on or before January 2, 2013.  In December 2008, the Company borrowed an additional $75,000 from this director.  As amended, this note is due on or before January 2, 2013.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase all of Howard Ullmans notes including the subordinated notes. The original terms of all notes would remain the same.  On July 12, 2011 the subordinated note payable was reassigned by Howard Ullman, to Stewart Wallach director and JWTR Holding LLC.  The original note balance of $178,000 was reassigned to Stewart Wallach and to JWTR Holdings LLC.

At December 31, 2011 the total amount due on these notes was $208,232, including interest of $30,232.  For the year 2011 the interest payments were paid monthly to the note holder as of July 31, 2011.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Order Assignment-Funding Agreements

During the First Quarter 2010, Capstone Industries, Inc. received a $92,000 loan from Systematic Development Group, LLC.  The loan was due on or before Dec 15, 2010 and carried an interest rate of 1.5% simple interest per month (18% annual).  This loan was paid in full as of December, 31, 2010.

During Second Quarter 2010, Capstone Industries, Inc. received an additional $445,000 loan from Systematic Development Group, LLC.  The loan was due on or before Dec 15, 2010 and carried an interest rate of 1.5% simple interest per month (18% annual).  This loan was paid in full as of December, 31, 2010

During Third Quarter 2010, Capstone Industries, Inc. received an additional $714,000 loan from Systematic Development Group, LLC.  The loan was due on or before January 14, 2011 and carried an interest rate of 1.5% simple interest per month (18% annual).  The loan granted to the holder a security interest in the inventory purchased pursuant to this agreement until sold, with payment due immediately on advancement of funds from Sterling Factors Corp.  At December 31, 2010, the total amount due on this note was $78,625 including accrued interest of $3,625. This loan was paid in full as of March 31, 2011.

On October 4th 2010, Capstone Industries, Inc. received an additional $114,000 loan from Systematic Development Group, LLC and carried an interest rate of 1.5% simple interest per month (18% annual). This loan was paid in full at December 31, 2010.

Stewart Wallach, the Company’s Chief Executive Officer and President, was a 65% owner of Systematic Development Group, LLC. at the time the loans were executed.

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

On July 21, 2010, the Company entered into a Purchase Order Funding agreement with Everett Fleisig.  Mr. Fleisig is the father in law of an officer of the company.  The agreement provided for loans up to $356,000, with a due date of December 31, 2010, carried a simple interest rate of 1.5% per month (18% annual), and was secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As of December 31, 2010 the total note amount of $217,513 was repaid in full including interest of $8,513.

On November 29, 2010, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC (RHL). The agreement provides for loans up to $140,000, with a due date of April 30 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  On December 1st, 2010, Company received $47,000 pursuant to the agreement. As of June 30, 2011 this note was paid in full.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On December 9, 2010, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC (RHL).  The agreement provides for loans up to $600,000, with a due date of June 30 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As December 31, 2010 the note payable was $101,134 includes accrued interest of $1,134, which was paid off as of March 31, 2011.  During the First Quarter 2011, an additional loan of $409,000 was received. As of June 30, 2011 this note was paid in full.

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

On March 18, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with Phyllis Postal. Mrs. Postal is a mother of a director of the company. This agreement provides for loans from the director up to $300,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding).  As of September 30, 2011 the Company received $300,000 pursuant to the agreement.  As of September 30, 2011 this loan was paid in full

On March 23, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC (RHL).  The agreement provides for loans up to $65,000, with a due date of Aug 23, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As of June 30, 2011 this note was paid in full.

On May 27, 2011, the Company entered into a Purchase Order Funding agreement with Everett Fleisig. The agreement provided for loans up to $315,000, with a due date of December 31, 2011, carried a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As of December 31, 2011 the note was paid in full.

On June 17, 2011, Capstone Industries, entered into a Purchase Order Funding agreement with a director. This agreement provides for loans from the director up to $316,000, with a due date of December 31, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale thereof (second position to Sterling Capital Funding). As of September 30, 2011 the note was paid in full.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On May 17, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC (RHL).  The agreement provides for loans up to $831,000, with a due date of October 31st, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding ).  As of September 30, 2011 the note was paid in full.

On June 22, 2011, the Company entered into a Purchase Order Funding agreement with Rossion Holding LLC (RHL).  The agreement provides for loans up to $585,000, with a due date of October 31st, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  At September 30, 2011, no funding was required, and the note was closed.

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

On February 11, 2011, the Company entered into a Purchase Order Funding agreement with George Wolf. The agreement provides for loans up to $106,000, with a due date of Aug 30, 2011, carries a simple interest rate of 1.5% per month (18% annual), and is secured by the product purchased and accounts receivable from the sale of thereof (second position to Sterling Capital Funding).  As of December 31, 2011 the note payable was zero and the note is closed.

Notes and Loans Payable to Related Parties - Maturities

Based on the above, the total amount payable to officers, directors and related parties as of December 31 , 2011 and December 31, 2010 was $1,531,215 and $2,221,457, respectively, including accrued interest of $82.019 and $57.927, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2012	$0
2013	1,531,215
2014	-
2015	-
2016
Total future maturities	$1,531,215

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $55,870 and $56,174 for the periods ended December 31, 2011 and 2010, respectively.

NOTE 6 - COMMITMENTS

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  For 2009, Mr. Wallach was paid $236,250, for 2010, Mr. Wallach was paid $175,412 and for 2011 was paid $180,000.  The difference between the $180,000 that was paid in 2011 and the amount due per the agreement has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses.  The term of the contract begins February 5, 2008 and ends on February 5, 2011, but the term of the contract has been extended for a further two years.

On February 5, 2008, the Company entered into an Employment Agreement with Gerry McClinton, the Company’s Chief Operating Officer, whereby Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year.  For 2009, Mr. McClinton was paid $157,500 for 2010 Mr. McClinton was paid $113,546 and for 2011 was paid $146,250.  The difference between the $180,000 that was paid in 2011 and the amount due per the agreement has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses.  The term of the contract begins February 5, 2008 and ends on February 5, 2011 but the term of the contract has been extended for a further two years.

On February 5, 2008, the Company entered into an Employment Agreement with Howard Ullman, the Chairman of Board of Directors of the Company, whereby Mr. Ullman will be paid $100,000 per annum. For 2010 Mr. Ullman was paid $73,444. The term of the contract began February 5, 2008 and ended on February 5, 2011 and was been extended until June 30, 2011.  As of July 1st 2011 Mr. Ullman is no longer an employee of the Company.

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

In September, 2006 the Company issued an additional 236,739 shares of its series “B” convertible preferred stock in connection with the acquisition of 100% of the voting interest of Capstone Industries, Inc.  The shares were valued at $1,250,000.  During the three months ended March 31, 2007, 236,739 shares of the Company’s series “B” convertible preferred stock were converted into 15,624,774 shares of the Company’s common stock.

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

Warrants

The Company has outstanding stock warrants that were issued in prior years to its officers and directors for a total of 5,975,000 shares of the Company's common stock. 1,975,000 of these warrants had an exercise price of $.05 and expired on November 11, 2011.  The remaining 4,000,000 warrants expire July 20, 2014. The warrants have an exercise price of $.03 .

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
Expected term – 10 years
Expected volatility of stock – 133.59%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps - 100

The Company has recognized compensation expense of $52,186 for the year ended  December 31, 2011. . As of December 31, 2011 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.  No further compensation expense will be recognized for these options after 2011.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500.5%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 100

For the year ended December 31, 2011, the Company recognized compensation expense of $12,000 related to these stock options. As of December 31, 2011 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the year ended December 31, 2011, the Company recognized compensation expense of $16,500 related to these stock options.  A further $16,500 will be recognized in 2012 related to these options..

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2011 and December 31, 2010 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2010	68,933,333	$0.029	-	$-
Granted	4,800,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,000,000	0.029	-	-

Outstanding, December 31 , 2010	69,733,333	$0.029	5.92	$-
Granted	4,650,000	$0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,500,000	$0.029	-	-

Outstanding, December31, 2011	69,883,333	$0.029	5.26	$-

Vested/exercisable at December 31, 2010	53,936,666	$0.029	5.95	$-
Vested/exercisable at December 31, 2011	65,233,333	$0.029	5.30	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	3.42	$.020	250,000
$.029	54,983,333	5.33	$.029	54,983,333
$.029	2,500,000	6.33	$.029	2,500,000
$.029	700,000	7.33	$.029	700,000
$.029	1,000,000	6.00	$.029	1,000,000
$.029	150,000	6.08	$.029	150,000
$.029	850,000	7.42	$.029	850,000
$.029	4,500,000	3.33	$.029	4,500,000
$.029	300,000	8.33	$.029	300,000
$.029	4,500,000	4.50	$.029	4,500,000
$.029	150,000	9.50	$.029	150,000

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

As of December 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,900,000 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2011	2010
Net Operating (Profit) Losses	$819,000	$903,000
Valuation Allowance	(819,000)	(903,000)
	$-	$-
The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
	2011	2010
Provision (Benefit) at US Statutory Rate	$121,000	$(155,000)
Depreciation and Other	(37,000)	-
Increase (Decrease) in Valuation Allowance	(84,000)	155,000
	$-	$-

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the year ended December 31, 2011 and 2010.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2008. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2011:

United States (a)	2008 – Present
(a) Includes federal as well as state or similar local jurisdictions, as applicable.

CHDT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONTINGENCIES

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

NOTE 9 – CONTINGENCIES (continued)

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

NOTE 10 – INTANGIBLE ASSETS

The Company capitalized $16,755 and $18,675 at December 31, 2011 and December 31, 2010 respectively, related to packaging artwork and design costs., The Company recognized amortization expense of $22,027  and $44,535 at December 31, 2011 and December 31, 2010 respectively, related to these assets.  At December 31, 2011 and December 31, 2010, the net amount of the intangible asset was $13,624 and $18,895, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 12th day of March 2012.

CHDT CORPORATION

Dated:   March 12, 2012

By

/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of CHDT Corporation and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 12, 2012

/s/ Laurie Holtz
Laurie Holtz Director
March 12, 2012

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 12, 2012

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 12, 2012

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 12, 2012

/s/ Larry Sloven
Larry Sloven
Director
March 12, 2012