Form 10-Q
period 2012-03-31
CHDT CORP
filed 2012-05-15
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of  March  31, 2012, there were 649,510,532 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets:

Current Assets:
Cash	$199,988	$164,610
Accounts receivable – net	143,730	1,477,279
Inventory	661,337	58,717
Prepaid expense	340,260	417,743
Total Current Assets	1,345,315	2,118,349

Fixed Assets:
Computer equipment & software	66,448	64,047
Machinery and equipment	546,919	546,919
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(554,920)	(546,193)
Total Fixed Assets	64,112	70,438

Other Non-current Assets:
Product development costs – net	15,747	13,624
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,951,767	1,949,644

Total Assets	$3,361,194	$4,138,431

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Continued)

	(Unaudited)
	March 31,	December 31,
	2012	2011
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$479,656	$526,936
Note payable - Sterling National	24,212	441,607
Notes and loans payable to related parties - current maturities	1,558,578	0
Total Current Liabilities	2,062,446	968,543

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	1,531,215
Total Liabilities	2,062,446	2,499,758

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share
Authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B, par value $.10 per share
Authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share
Authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share
Authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share
Authorized 850,000,000 shares,
Issued 649,510,532 shares at March 31, 2012
and December 31, 2011	64,951	64,951
Additional paid-in capital	7,050,108	7,041,858
Accumulated deficit	(5,817,311)	(5,469,136)
Total Stockholders' Equity	1,298,748	1,638,673

Total Liabilities and Stockholders’ Equity	$3,361,194	$4,138,431

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31st,
	2012	2011

Revenue	$338,670	$2,417,494
Cost of Sales	(230,788)	(1,826,243)
Gross Profit	107,882	591,251

Operating Expenses:
Sales and marketing	49,187	52,773
Compensation	220,079	184,603
Professional fees	47,323	37,737
Product Development	27,102	52,083
Other general and administrative	80,435	81,227
Total Operating Expenses	424,126	408,423

Net Operating Income (Loss)	(316,244)	182,828

Other Income (Expense):
Interest expense	(31,931)	(75,710)
Total Other Income (Expense)	(31,931)	(75,710)

Net Income (Loss)	$(348,175)	$107,118

Income (Loss) per Common Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	649,510,532	649,357,786
Diluted	804,957,109	801,162,409

The accompanying notes are an integral part of these financial statements.

CHDT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(348,175)	$107,118
Adjustments necessary to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	12,174	17,446
Compensation expense from stock options	8,250	15,484
(Increase) decrease in accounts receivable	1,333,549	(808,220)
(Increase) decrease in inventory	(602,621)	196,405
(Increase) decrease in prepaid expenses	77,483	(216,977)
(Increase) decrease in deposits	-	-
(Increase) decrease in other assets	(5,570)	-
Increase (decrease) in accounts payable and accrued expenses	(47,279)	195,553
Increase (decrease) in accrued interest on notes payable	27,363	31,604
Net cash provided by (used in) operating activities	455,174	(461,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,401)	(2,250)
Net cash provided by (used in) investing activities	(2,401)	(2,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,107,628	256,095
Repayments of notes payable	(1,525,023)	-
Proceeds from notes and loans payable to related parties	-	997,000
Repayments of notes and loans payable to related parties	-	(811,624)
Net cash provided by financing activities	(417,395)	441,471

Net (Decrease) Increase in Cash and Cash Equivalents	35,378	(22,366)
Cash and Cash Equivalents at Beginning of Period	164,610	115,239
Cash and Cash Equivalents at End of Period	$199,988	$92,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,568	$32,745
Franchise and income taxes	$-	$-

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

Organization and Basis of Presentation

CHDT was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name "Yorkshire Leveraged Group, Incorporated", and then changed its domicile to Colorado in 1989 by merging into a Colorado corporation, named "Freedom Funding, Inc." Freedom Funding, Inc. then changed its name to "CBQ, Inc." by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from “CBQ, Inc.” to “China Direct Trading Corporation” as part of a reincorporation from the State of Colorado to the State of Florida.  Effective May 7, 2007, the Company amended its charter to change its name from “China Direct Trading Corporation” to “CHDT Corporation.”  This name change was effective as of July 16, 2007 for purposes of the change of its name on the OTC Bulletin Board.   With the name change, the trading symbol was changed to “CHDO.”

Interim Financial Statements

The unaudited financial statements as of March 31, 2012 and for the three month period ended March 31, 2012 and 2011 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

As of March 31, 2012, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $661,337 and $58,717 at March 31, 2012 and December 31, 2011, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2011 or the quarter ended March 31, 2012.

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

Depreciation expense was $8,727 and $13,112for the period ended March 31, 2012 and March 31, 2011, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At March 31, 2012 and 2011, the total number of potentially dilutive common stock equivalents was155,446,577 and 151,651,877 respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and March 31, 2011 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C (formerly Black Box Innovations, L.L.C.), and Capstone Industries, Inc.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at March 31, 2012 and March 31, 2011 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Reclassifications

Certain reclassifications have been made in the 2011 financial statements to conform to the 2012 presentation.  There were no material changes in classifications made to previously issued financial statements.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $28,615 and $ 23,670 for the quarters ended March 31, 2012 and March 31, 2011, respectively.  As of March 31, 2012 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $11,662 and $28,826 for the quarters ended March 31, 2012 and 2011, respectively.

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

On July 1, 2011, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year. For the year ended December 31, 2011 the Company recognized compensation expense of $16,500.  For the quarter ended March 31, 2012, the Company recognized an expense of $8,250.  Another $8,250 of expense will be incurred in 2012 relating to these options.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation Expense

Stock-based compensation for the three months ended March 31, 2012 was $8,250. Stock-based compensation expense for the three months ended March 31, 2011 was $15,484

Recent Accounting Standards

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820).” The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include (1) those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements and (2) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments that clarify the Board's intent about the application of  existing fair value measurement and disclosure requirements include (a) the application of the highest and best use and valuation premise concepts, (b) measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and (c) disclosures about fair value measurements that clarify that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The amendments in this Update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include (a) measuring the fair value of financial instruments that are managed within a portfolio, (b) application of premiums and discounts in a fair value measurement, and (c) additional disclosures about fair value measurements that expand the disclosures about fair value measurements. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company’s adoption of ASU 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, FASB issued ASU 2011-05 “Comprehensive Income (Topic 220).”  Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures.  The Company’s adoption of ASU 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2011, FASB issued ASU 2011-12 “Comprehensive Income (Topic 220).”  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company’s adoption of ASU 2011-04 did not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of March 31, 2012, the Company had no cash in excess of FDIC limits.

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

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2011 and 2010.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2011	2010	2011	2010
Customer A	55%	42%	$ 1,014,690	$ 82,041
Customer B	19%	23%	488,468	987,231
Customer C	13%	6%	-	48,046
	87%	71%	$ 1,503,158	$ 1,117,318

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

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding,(now called Sterling National Bank) , located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  CHDT Corp and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone’s obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of March 31, 2012, the balance due to Sterling was $24,212.

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. At March 31, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $220,676which includes accrued interest of $11,203 and JWTR Holdings; LLC was $220,676 which includes accrued interest of $11,203.  For the revised notes the interest payments are being accrued monthly to the note holders.

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on of before January 2, 2013 and carries an interest rate of 8% per annum.  At March31, 2012, the total amount payable on this note was $294,986 including interest of $44,986.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  At March 31, 2012 the total amount payable on this note was $116,461 including interest of $16,461.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2012 the total amount payable on this note was $86,343, including interest of $11,343.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before January 2, 2013and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2012 the total amount payable on this note was $171,666 including interest of $21,666.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2013 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2012 the total amount due on these notes was $235,989, including interest of $35,989.

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase all of Howard Ullman’s notes including the subordinated notes. The original terms of all notes would remain the same.  On July 12, 2011 the subordinated note payable was reassigned by Howard Ullman, to Stewart Wallach director and JWTR Holding LLC.  The original note balance of $178,000 was reassigned to Stewart Wallach and to JWTR Holdings LLC. For the year 2011 the interest payments were paid monthly to the note holder as of July 31, 2011.

At March 31, 2012 the total amount due on these notes was $211,782, including interest of $33,782.

Notes and Loans Payable to Related Parties – Maturities

Based on the above, the total amount payable to officers, directors and related parties as of March 31, 2012 and December 31, 2011 was 1,558,578 and $1,531,215, respectively, including accrued interest of $27,364  and $82,019, respectively.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December, 31,
2012	$-
2013	1,558,578
2014	-
2015	-
2016	-
Total future maturities	$1,558,578

NOTE 5 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $13,968 and $13,968 for the periods ended March 31, 2012 and 2011, respectively.

NOTE 6 – COMMITMENTS

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

NOTE 7 - STOCK TRANSACTIONS

Series “C” Preferred Stock

On July 9, 2009, the Company authorized and issued 1,000 shares of Series C Preferred Stock in exchange for $700,000.  The 1,000 shares of Series C Stock are convertible into 67,979,725 common shares.  The par value of the Series C Preferred shares is $1.00.

Warrants

The Company has outstanding stock warrants that were issued in prior years to its officers and directors for a total of 5,975,000 shares of the Company's common stock. 1,975,000 of these warrants had an exercise price of $.05 and expired on November 11, 2011.  The remaining 4,000,000 warrants expire July 20, 2014. The warrants have an exercise price of $.03.

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

NOTE 7 - STOCK TRANSACTIONS (continued)

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

NOTE 7 - STOCK TRANSACTIONS (continued)

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the quarter ended March 31, 2012, the Company recognized compensation expense of $ 8,250 related to these stock options.  A further $8,250 will be recognized in 2012 related to these options.

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of March 31, 2012 and December 31, 2011 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2011	69,733,333	$ 0.029	5.92	$ -
Granted	4,650,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,500,000	0.029	-	-

Outstanding, December 31 , 2011	69,883,333	$ 0.029	5.26	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, March31, 2012	69,883,333	$ 0.029	5.01	$ -

Vested/exercisable at December 31, 2011	65,233,333	$ 0.029	5.30	$ -
Vested/exercisable at March 31, 2012	65,233,333	$ 0.029	5.05	$ -

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	3.17	$.020	250,000
$.029	54,983,333	5.08	$.029	54,983,333
$.029	2,500,000	6.08	$.029	2,500,000
$.029	700,000	7.08	$.029	700,000
$.029	1,000,000	5.75	$.029	1,000,000
$.029	150,000	5.83	$.029	150,000
$.029	850,000	7.17	$.029	850,000
$.029	4,500,000	3.08	$.029	4,500,000
$.029	300,000	8.08	$.029	300,000
$.029	4,500,000	4.25	$.029	4,500,000
$.029	150,000	9.25	$.029	150,000

NOTE 8 - INCOME TAXES

As of December 31, 2011, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $3,900,000 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2011	2010
Net Operating (Profit) Losses	$819,000	$903,000
Valuation Allowance	(819,000)	(903,000)
	$-	$-

NOTE 8 - INCOME TAXES (continued)

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

NOTE 9 – INTANGIBLE ASSETS

The Company capitalized $5,570 and $16,755 at March 31, 2012 and December   31, 2011 respectively, related to packaging artwork and design costs., The Company recognized amortization expense of $3,447   and $22,027 at March 31, 2012 and December 31, 2011 respectively, related to these assets.  At March 31, 2012 and December 31, 2011, the net amount of the intangible asset was $15,747 and $13,624 respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – CHDT Corporation, a Florida corporation, (“CHDT,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets, Inc. under the trading symbol “CHDO.”  Prior to February 23, 2011, the Common Stock was quoted on the Bulletin Board of the Over-the-Counter quotation system under the trading symbol “CHDO.OB.”  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with successive fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of May 1, 2012, the Common Stock was trading above one cent on the Bid Investment in our Common Stock, which is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Introduction.

The following discussion and analysis provides an introduction to our company, its strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and year to date ended March 31, 2012 compared with the same period in 2011 and (ii) final liquidity and capital resources.

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

Strategy

Our growth strategy is to develop and maintain positions of innovative and technical leadership by continually introducing new ideas and concepts to our consumer product categories while maintaining low competitive prices.  We plan to leverage our product successes and continually expanding channels as our brands continue to gain traction at retail levels by merchandisers, buyers and consumers.  This brand recognition and expanded product placement is expected to continue to increase annual sales growth.  We also plan to selectively acquire business with similar technical capabilities that could benefit from our leadership position and strategic direction.

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

We believe that it can be more economical and efficient to develop and manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States.  In Hong Kong, we also have personnel experienced in Engineering and Design, Product Development, International Logistics and Quality Control, who work   with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested by certified testing laboratories, before and during production by company personnel and certified testing laboratories.  This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company plans to expand its staff in Hong Kong and the Company’s relative presence in 2012 as product line extensions and increased number of factories utilized become factors.

Products and Customers

We are an innovative company in the design and development of a variety of lighting and other products that consumers would typically buy for functional purposes that we design for expanded use as well as improved aesthetics.  Our current largest selling product group is the Eco-i-Lite power failure light and nightlight program, which accounted for 57.7%, of our revenue in 2011, 63.8%, of our revenue in 2010, and 61.05% and, of our revenue in 2009.  Our other products include Light Ringers® Lamps, Pathway Lights® book and multi-task lights, Battery Powered Wireless Motion Sensor Lights and eBook-Lite, e reader lights.  We also plan to expand our product line into other growing lighting and security segments specific to different region and market demands.

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

Sales and Marketing

CHDT’s products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involve direct company executive staff participation.

During the quarter, we expanded our approach on how we deliver product to our customers by implementing a domestic distribution program which includes warehousing inventory for expected customer requirements that we can deliver on demand for shelf stocking in their stores.  The change was made to expand distribution to such noted retailers as Home Depot, Target, Walmart, and Office Depot for non promotional periods, enabling retailers to stock our products daily and replenish based on the rate of sales.  The first retailers to endorse this formal domestic program add an estimated 4,800 increase in stores across the country that will have our products available for their retail customers.  The revenue of these increased outlets will be recognized over the course of 2012 with launch dates starting as early as April 2012. Historically, we only sold large, bulk shipment promotional program lots that were shipped directly from our operations in China.  This approach was not conducive to our customers’ regular shelf stocking to meet pull-through retail customer demand, but suited well for event driven promotional programs.  Having developed a strong response from the retail customer through these promotional campaigns, our customers wanted to have a regular on demand supply of product for regular shelf stocking.  The Company anticipates this domestic program to be incremental to its existing direct import programs and moreover it has opened the doors to retailers including Home Depot and Walmart.  This will require greater working capital requirements which will be available from existing sources

As a result of the change in our model to address regular stocking, we expect our revenue stream will become steadier throughout the quarter and less lumpy than it has been historically.  Therefore, during 2012 there will be periods when the comparatives will be unusual during the transition and as we build scale, but will help to normalize the business by minimizing the spikes in activity associated with the majority of the Company's historic business being promotional or seasonal.  The large backlog that is traditionally evident in the Company for its direct import orders we expect to be reduced as the business for the domestic distribution program is more evenly spread over the course of the year and orders are generated based on point of sale activity, not in anticipation of promotions.

Working Capital Requirements

As noted above, during the quarter the Company transitioned from a primarily direct import business model to a domestic distribution program.  The Company's previous business model (primarily direct import) was intended to serve very large promotional programs as retailers elected to have them.  Because parts and components for our products can be quickly developed by our contract manufacturers, we could supply very large shipments for the advance orders for the promotional programs which eliminated the need to carry large amounts of inventory.  Our direct import program business model, resulted in large infrequent orders, and the Company could have at any point in time within a reporting period a large amount of work in process inventory or finished goods on hand as we completed the order for shipment.  Under the domestic distribution model, we expect smaller, frequent orders as we meet shelving demand of our customers based on the rate of sales requiring higher levels of inventory to meet the expected increase in regular demand.

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

Our principal lighting competitors in the U.S. are General Electric (Jasco), Energizer, Sylvania, Zelco and Lightwedge, LLC.  We believe private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Target, Wal-Mart, Home Depot and Costco offer lighting as part of their  private branded product lines.

With trends and technology continually changing, CHDT will continue to develop and introduce new products and color options at competitive pricing.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets.

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

Acquisition of Capstone:  on September 15, 2006, we entered into a Stock Purchase Agreement with Capstone and Stewart Wallach, the sole shareholder, a director and a senior executive officer of Capstone.  Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by a credit line provided by certain directors of CHDT) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).  On July 9, 2009, the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares.  The series B-1 shares were convertible into common stock; at a rate of 66.66 of common shares for each share of series “B-1” On December 17, 2009.

CONSOLIDATED RESULTS OF OPERATIONS
	1st Qtr 2012	1st Qtr 2011	1st Qtr 2010
(Dollars in thousands)
Sales	$339	$2,417	$353
Gross Margin	31.8%	24.5%	32.5%
Impairment Loss	$0	$0	$0
SG&A Expenses as a Percentage of Sales	125.2%	16.9%	166.8%
Interest Expense	$32	$76	$34
Effective Tax (Benefit) Rate	0%	0%	0%
Net (Loss) Earnings	$(348)	$107	$(508)

CONSOLIDATED OVERVIEW OF OPERATIONS

For the 3 months ended March 31, 2012 and 2011, the Company had total net sales of approximately $338,700 and $2,417,500 respectively.  The $2,078,800, or 86%, decline reflects the variability of timing of orders and shipments associated with our Direct Import business model, as revenue fluctuates from quarter to quarter, depending on when a retailer plans to promote the product.  In the first quarter March 31, 2012, we did not ship any promotional programs.  These programs are planned for later in the year.

For the 3 months ended March 31, 2012, gross profit was approximately $107,800 a reduction of approximately $483,300 or 81.7% from the first quarter 2011 gross profit of $591,300.  The gross profit reduction compared with the same period last year was a direct result of reduced shipments in the quarter.  Gross profit as a percentage of net sales was 31.8% for the quarter compared with 24.5% for the same period 2011.  The increased gross profit percentage of sales of 7.3% in the quarter as compared with the same period 2011 was the result of the sale of higher margin products in the quarter.

For the 3 months ended March 31, 2012, the Company had a net loss from continuing operations of approximately $348,200 as compared with a net profit in the same period last year of $107,100.  That is a net income reduction of $455,300 compared with the first quarter 2011 results.

For the 3 months ended March 31, 2012 and 2011, costs of sales were approximately $230,800 and $1,826,200 respectively.  This represents 68.1% and 75.5% respectively of total Net Revenue, which represents a decrease of 7.4% over the same quarter last year.  The lower cost of sales as a percent to sales has improved as we have sold new products with a higher blended margin.

Operating expenses for the first quarter 2012 were approximately $424,100 as compared with $408,400 in 2011, a net increase of $15,700 or 3.8%.

For the 3 month ending March 31, 2012, interest expenses were approximately $31,900 a reduction of $43,800 or 57.9% as compared with $75,700 expensed in the same quarter 2011.  The reduction in interest expense as compared with 2011 was the result of a lower volume of loans required to fund the purchase of product overseas during the quarter.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of sales and other operating expenses excluding interest expense, and other non-operating revenue and expenses.  Cost of sales and operating expenses are directly attributable to the respective segment.

Sales
	1st QTR, 2012	1st QTR, 2011	1st QTR, 2010
(In thousands, except percentages)
Sales	$339	$2,417	$353
Operating Profit(Loss)	(316)	183	(474)
Operating Margin	(93.2)%	7.6%	(134.3)%

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program and the launch of exciting new products this year, the Company expects its sales volumes to continue to grow and produce revenue in the range of $15 million to $20 million within the next one to two fiscal years, subject to economic conditions not deteriorating.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of March 31, 2012:

	Payments Due by Period*
	Total	2012	2013	2014	After 2014
(In thousands)
Purchase Obligations	$2,580	$2,580	$-	$-	$-
Short-Term Debt	24	24	-	-	-
Long-Term Debt	1,372	0	1,372	-	-
Operating Leases	55	55	-	-	-
Interest on Long-Term Debt	186	-	186	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$4,217	$2,659	$1,558	$-	$-

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See Note 3 Financial Statements and Supplementary Data, in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations.

LIQUIDITY AND CAPITAL RESOURCES

	1st QTR 2012	1st QTR 2011	1st QTR 2010
(In thousands)
Net cash provided (used) by:
Operating Activities	$455	$(462)	$831
Investing Activities	(2)	(2)	(6)
Financing Activities	(417)	441	(875)

Our limited borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities in the first quarter was approximately $455 thousand in 2012 compared with approximately $(462) thousand in the prior year period.  The increase of $917 thousand as compared with the first quarter 2011 was a result of collections of outstanding Accounts Receivable.  This helped to more than offset the $603 thousand invested in the quarter to increase domestic inventory in order to launch the Company’s new domestic Sales business model.

Our cash flow from operations is primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions.  Our sales are also impacted by our ability to obtain new orders.  Over time, sales will also be impacted by our success in executing our strategy to increase productivity volume.

Investing Activities

Cash used for investing activities in the first quarter of 2012 was approximately $2 thousand.  Cash used for investing activities in 2011 and 2010 were $2 thousand and $ 6 thousand respectively.  Cash flows used in investing activities for all three years were due primarily to capital expenditures to expand design and production capacity.  Our expectation for 2012 is that we will invest between $250 thousand and $500 thousand.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  As of March 31, 2011, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  The Company’s cash needs for working capital, debt service and capital equipment during 2012 are expected to be met by cash flows from operations and cash balances, the existing bank loan facility and if necessary additional notes payable funding from established sources.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation:  Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from Chinese Manufacturers to increase costs.  We generally have been able to reduce cost increases by strong negotiating, volume purchases or re-engineering products, but may have to increase the price of our products in fiscal year 2012 in response to such inflationary pressures.  Since we operate in industries where the consumer tends to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2012.

Country Risks- Changes in foreign, cultural, political and financial market conditions could impair CHDT’s international manufacturing operations and financial performance.

CHDT’s manufacturing is currently conducted in China.  Consequently, CHDT is subject to a number of significant risks associated with manufacturing business in China, including:

•	the possibility of expropriation, confiscatory taxation or price controls;

•	adverse changes in local investment or exchange control regulations;

•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;

•	legal and regulatory constraints;

•	tariffs and other trade barriers; and

•	difficulty in enforcing contractual and intellectual property rights.

Currency- Currency fluctuations may significantly increase CHDT’s expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of CHDT’s sales in the first quarter ending March 31, 2012 and in fiscal 2011 were transacted in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which CHDT and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

Interest Rate Risk- We do not have significant interest rate risk during the fiscal quarter ending March 31, 2012.

Credit Risk- We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Our managers monitor our receivables regularly and our Direct Import Programs are shipped to only the most financially stable customers or advance payments before shipment are required for those accounts less financially secured.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of March 31, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the three months covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in Item 4, including the information incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2011, for a more complete understanding of the matters covered by such certifications.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending or threatened legal proceedings and, to the best our knowledge, no such action by or against us has been threatened.  From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on its financial position, results of operations or status as a going concern.

Other Legal Matters.  To the best of our knowledge, none of our directors, officers or owners of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Item 1A. Risk Factors.

During the three months ended March 31, 2012, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending March 31, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of March 31, 2012, there have been no submissions of Matters to vote, since the following proposals were approved by the written consent of holders of the Common Stock, as of the record date of September 30. 2011.  There were 649,510,532 shares of Common Stock outstanding and 1,000 shares of Series C Preferred Stock of the Company outstanding as of September 30, 2011.

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
------------------------------------------
^ Filed herein.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, CHDT Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of May, 2012.

CHDT CORPORATION

Dated:  May 14, 2012

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer