Form 10-Q
period 2012-06-30
CAPSTONE COMPANIES, INC.
filed 2012-08-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-28831

CAPSTONE COMPANIES, INC.

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of  June 30  , 2012, there were 649,510,532 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30th	December 31,
	2012	2011
Assets:
Current Assets:
Cash	$226,083	$164,610
Accounts receivable - net	770,828	1,477,279
Inventory	576,374	58,717
Prepaid expense	1,165,507	417,743
Total Current Assets	2,738,792	2,118,349

Fixed Assets:
Computer equipment & software	66,448	64,047
Machinery and equipment	546,919	546,919
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(563,647)	(546,193)
Total Fixed Assets	55,385	70,438

Other Non-current Assets:
Product development costs - net	19,612	13,624
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,955,632	1,949,644
Total Assets	$4,749,809	$4,138,431

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$456,420	$526,936
Note payable - Sterling National Bank	180,325	441,607
Notes and loans payable to related parties - current maturities	3,166,645	0
Total Current Liabilities	3,803,390	968,543

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	1,531,215
Total Liabilities	3,803,390	2,499,758

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B, par value $.10 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 649,510,532 shares issued at June 30th, 2012 and December 31, 2011	64,951	64,951
Additional paid-in capital	7,058,358	7,041,858
Accumulated deficit	(6,177,890)	(5,469,136)
Total Stockholders' Equity	946,419	1,638,673
Total Liabilities and Stockholders’ Equity	$4,749,809	$4,138,431

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$848,990	$1,048,203	$1,187,660	$3,465,697
Cost of Sales	(661,873)	(738,900)	(892,660)	(2,565,143)
Gross Profit	187,117	309,303	295,000	900,554

Operating Expenses:
Sales and marketing	70,586	19,836	119,774	72,608
Compensation	224,424	191,811	444,504	376,743
Professional fees	53,555	6,491	100,878	44,227
Product Development	64,778	30,674	91,880	82,759
Other general and administrative	77,295	74,136	157,729	155,033
Total Operating Expenses	490,638	322,948	914,765	731,370

Net Operating Income (Loss)	(303,521)	(13,645)	(619,765)	169,184

Other Income (Expense):
Interest expense	(57,058)	(78,760)	(88,989)	(154,470)
Total Other Income (Expense)	(57,058)	(78,760)	(88,989)	(154,470)

Net Income (Loss)	$(360,579)	$(92,405)	$(708,754)	$14,714

Income (Loss) per Common Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	649,510,532	649,510,532	649,510,532	649,510,532
Diluted	804,957,109	802,282,209	804,957,109	802,282,209

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30th,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(708,754)	$14,714
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,810	35,583
Compensation expense from stock options	16,500	33,218
(Increase) decrease in accounts receivable	706,451	470,710
(Increase) decrease in inventory	(517,656)	195,941
(Increase) decrease in prepaid expenses	(757,764)	(662,180)
(Increase) decrease in deposits		-
(Increase) decrease in other assets	(4,346)	3,088
Increase (decrease) in accounts payable and accrued expenses	(70,516)	107,068
Increase (decrease) in accrued interest on notes payable	82,430	57,866
Net cash provided by (used in) operating activities	(1,227,845)	256,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,401)	(9,358)
Net cash provided by (used in) investing activities	(2,401)	(9,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,540,000	2,400,000
Repayments of notes payable	(1,801,281)	(3,093,742)
Proceeds from notes and loans payable to related parties	1,553,000	2,110,000
Repayments of notes and loans payable to related parties	-	(1,527,321)
Net cash provided by financing activities	1,291,719	(111,063)

Net (Decrease) Increase in Cash and Cash Equivalents	61,473	135,587
Cash and Cash Equivalents at Beginning of Period	164,610	115,239
Cash and Cash Equivalents at End of Period	$226,083	$250,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,560	$71,061
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for CAPSTONE COMPANIES, INC. (“CAPC”), a Florida corporation (formerly, “CHDT Corporation”) and its wholly-owned subsidiaries (“Subsidiaries”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

CAPC was initially incorporated September 18, 1986 under the laws of the State of Delaware under the name "Yorkshire Leveraged Group, Incorporated", and then changed its domicile to Colorado in 1989 by merging into a Colorado corporation, named "Freedom Funding, Inc." Freedom Funding, Inc. then changed its name to "CBQ, Inc." by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from “CBQ, Inc.” to “China Direct Trading Corporation” as part of a reincorporation from the State of Colorado to the State of Florida.  On May 7, 2007, the Company amended its charter to change its name from “China Direct Trading Corporation” to “CHDT Corporation.”  This name change was effective as of July 16, 2007 for purposes of the change of its name on the OTC Bulletin Board.   With the name change, the trading symbol was changed to “CHDO.” On June 6, 2012, the Company amended its charter to change its name from “CHDT Corporation” to “CAPSTONE COMPANIES, INC.”  This name change was effective as of July 6, 2012 for purposes of the change of its name on the OTC Bulletin Board.   With the name change, the trading symbol was changed to “CAPC.”

In February 2004, the Company established a new subsidiary, initially named “China Pathfinder Fund, L.L.C.”, a Florida limited liability company. During 2005, the name was changed to “Overseas Building Supply, LLC” (“OBS”) to reflect its shift in business lines from business development consulting services in China for North American companies to trading Chinese-made building supplies in South Florida.  This business line was ended in fiscal year 2007 and OBS name was changed to “Black Box Innovations, L.L.C.” (“BBI”) on March 20, 2008. On January 31, 2012 “BBI” name was changed to “Capstone Lighting Technologies, L.L.C” (“CLT”).

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

On April 13, 2012 , the Company established a wholly owned subsidiary in Hong Kong, named “ Capstone International Hong Kong Ltd” (CIHK) which will be engaged in selling the Companies products Internationally and will provide other services such as, new product development, product sourcing, quality control, ocean freight logistics, product testing and factory certifications for the Companies other subsidiaries.

Interim Financial Statements

The unaudited financial statements for the three and six month period ended June 30, 2012 and 2011 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months and six month periods.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2012, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $576,374 and $58,717 at June 30, 2012 and December 31, 2011, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2011 or through June 30, 2012.

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

Depreciation expense was $17,454 and $ 26,225 for the six months ended June30, 2012 and 2011, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At June 30, 2012 and 2011, the total number of potentially dilutive common stock equivalents was155, 446,577 and 151,651,877 respectively.

Principles of Consolidation

The consolidated financial statements for the six months ended June 30., 2012 and 2011 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C (formerly Black Box Innovations, L.L.C.), Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at June 30, 2012 and 2011 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $56,480 and $ 29,523 for the six ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $50,587and $40,396for the six months ended June 30, 2012 and 2011, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
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

On July 1, 2011, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year. For the year ended December 31, 2011 the Company recognized compensation expense of $16,500.  For the six months ended June 30, 2012, the Company recognized an expense of $16,500.  No further expense will be recognized for these options.

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

Stock-Based Compensation Expense

Stock-based compensation for the six months ended June 30, 2012 and 2011was $16,500 and $33,218 respectively..

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of June 30, 2012, the Company had no cash in excess of FDIC limits.

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

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2011 and 2010.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2011	2010	2011	2010
Customer A	55%	42%	$1,014,690	$82,041
Customer B	19%	23%	488,468	987,231
Customer C	13%	6%	0	48,046
	87%	71%	$1,503,158	$1,117,318

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

	Purchases %		Accounts Payable

	2011	2010	2011	2010
Vendor A	62%	71%	$291,350	$24,597
Vendor B	35%	17%	350	14,701
Vendor C	2%	9%	-	-
	99%	97%	$291,700	$39,298

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding,(now called Sterling National Bank) , located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  Capstone Companies, Inc, formerly (CHDT Corp) and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of June 30, 2012, the balance due to Sterling was $180,325

On July 21, 2011 Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. formerly (CHDT) and JWTR Holdings, LLC   owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling National Bank.

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

Effective October 1st, 2011, Sterling Capital Funding will be conducting business as the Factoring and Trade Division of Sterling National Bank.  All obligations under our agreements have been assigned to Sterling National Bank.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2013.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. At June 30, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $224,854 which includes accrued interest of $15,381 and JWTR Holdings; LLC was $224,854 which includes accrued interest of $15,381.  For the revised notes the interest payments are being accrued monthly to the note holders.

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on of before January 2, 2013 and carries an interest rate of 8% per annum.  At June 30, 2012, the total amount payable on this note was $299,973 including interest of $49,973.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  At June 30, 2012 the total amount payable on this note was $118,455 including interest of $18,455.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2012 the total amount payable on this note was $87,839, including interest of $12,839.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before January 2, 2013and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2012 the total amount payable on this note was $174,658 including interest of $24,658.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2013 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2012 the total amount due on these notes was $239,978, including interest of $39,978

Capstone Industries – Notes Payable to Officers and Directors

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase all of Howard Ullman’s notes including the subordinated notes. The original terms of all notes would remain the same.  On July 12, 2011 the subordinated note payable was reassigned by Howard Ullman, to Stewart Wallach director and JWTR Holding LLC.  The original note balance of $178,000 was reassigned to Stewart Wallach and to JWTR Holdings LLC. For the year 2011 the interest payments were paid monthly to the note holder as of July 31, 2011.  At June 30, 2012 the total amount due on these notes was $215,332, including interest of $37,332

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Purchase Order Assignment- Funding Agreements

During the Second Quarter 2012, Capstone Industries, Inc. received a $432,000 loan from George Wolf who is a business partner of the CEO. The loan is due on or before August 31, 2012 and carries an interest rate of 1.0% simple interest per month (12% annual). At June 30, 2012 the total amount due on these notes was $443,194 including interest of $11,194.

During the Second Quarter 2012, Capstone Industries, Inc. received a $746,000 loan from Jeffrey Postal a director of the Company. The loan is due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual). At June 30, 2012 the total amount due on these notes was $754,987 including interest of $8,987.

During the Second Quarter 2012, Capstone Industries, Inc. received a $375,000 loan from Phyllis Postal. Mrs. Postal is a mother of a director of the Company. The loan is due on or before September 30, 2012 and carries an interest rate of 1.0% simple interest per month (12% annual).  At June 30, 2012 the total amount due on these notes was $382,521 including interest of $7,521.

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who are a director and director and senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed must be repaid by April 1, 2013 at an interest rate of 8%.  As of June 30, 2012, the company has not borrowed any funds under this agreement.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of June 30, 2012 was 3,166,645 including accrued interest of $82,429.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December, 31,
2012	$989,923 -
2013	2,176,722
2014	-
2015	-
2016	-
Total future maturities	3,166,645

NOTE 5 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $28,222 and $27,935 for the periods ended June 30, 2012 and 2011, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  For 2009, Mr. Wallach was paid $236,250, for 2010, Mr. Wallach was paid $175,412 and for 2011 was paid $180,000.  An amount of $40,233  has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses for deferred wages in 2011. The term of the contract begins February 5, 2008 and ends on February 5, 2011, but the term of the contract has been extended for a further two years

On February 5, 2008, the Company entered into an Employment Agreement with Gerry McClinton, the Company’s Chief Operating Officer, whereby Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year.  For 2009, Mr. McClinton was paid $157,500 for 2010 Mr. McClinton was paid $113,546 and for 2011 was paid $146,250.  An amount of $572  has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses for deferred wages in 2011.  The term of the contract begins February 5, 2008 and ends on February 5, 2011 but the term of the contract has been extended for a further two years.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 102,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, the Company’s CEO, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 23, 2008, 74,666,667 of these options were cancelled.  Compensation expense was recognized through the date of the cancellation of the options. On July 31st, 2009, 5,000,000 of the fully vested options and fully expensed options were amended and transferred to G. McClinton.  Also on April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton, the Company’s COO and Secretary, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled. On July 31st, 2009, 5,000,000 of S. Wallach fully vested and fully expensed options were amended and transferred to G. McClinton.

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
Number of Steps – 100

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the six months ended June 30, 2012, the Company recognized compensation expense of $ 16,500 related to these stock options.  No further compensation expense will be recognized for these options.

The following table sets forth the Company’s stock options outstanding as of June 30, 2012 and December 31, 2011 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2011	69,733,333	$0.029	5.92	$-
Granted	4,650,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,500,000	0.029	-	-

Outstanding, December 31 , 2011	69,883,333	$0.029	5.26	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, June 30, 2012	69,883,333	$0.029	5.01	$-

Vested/exercisable at December 31, 2011	65,233,333	$0.029	5.30	$-
Vested/exercisable at June 30, 2012	69,883,333	$0.029	4.76	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	2.92	$.020	250,000
$.029	54,983,333	4.83	$.029	54,983,333
$.029	2,500,000	5.83	$.029	2,500,000
$.029	700,000	6.83	$.029	700,000
$.029	1,000,000	5.50	$.029	1,000,000
$.029	150,000	5.53	$.029	150,000
$.029	850,000	6.92	$.029	850,000
$.029	4,500,000	2.83	$.029	4,500,000
$.029	300,000	7.83	$.029	300,000
$.029	4,500,000	4.00	$.029	4,500,000
$.029	150,000	9.00	$.029	150,000

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

As of December 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $3,900,000 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 9 – INTANGIBLE ASSETS

The Company capitalized $14,345and $16,755 at June 30, 2012 and December 31, 2011 respectively, related to packaging artwork and design costs., The Company recognized amortization expense of $8,356 and $22,027 at June 30, 2012 and December 31, 2011 respectively, related to these assets.  At June 30, 2012 and December 31, 2011, the net amount of the intangible asset was $19,612 and $13,624 respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

In March, 2012, the Company entered into a one year employment agreement with Mr. James Hung as Managing Director of the Companies newly created and wholly owned subsidiary Capstone International Hong Kong, Ltd., in exchange for Eight Million (8,000,000) shares of the Companies common stock over the 12 months.  The shares will be issued in quarterly installments according to the following schedule:

(a)	June 30, 2012 - 1.5 million shares.
(b)	September 30, 2012 - 1.5 million shares.
(c)	December 31, 2012 - 2.5 million shares.
(d)	March 31, 2013, - 2.5 million shares.

As of June 30, 2012, no shares have been issued pursuant to this agreement.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – Capstone Companies, Inc., a Florida corporation, (“CAPC,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets Group, Inc. and since July 6, 2012 under the trading symbol “CAPC.”  Prior to July 6, 2012, the Common Stock was quoted on the Bulletin Board of the Over-the-Counter quotation system under the trading symbol “CHDO.OB.”  and the Company’s  name was CHDT Corporation. The Company made a name change by amendment of its charter and changed the trading symbol of its Common Stock by application to FINRA.  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with several  fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of August 1, 2012, the Common Stock was trading above one cent on the Bid Investment in our Common Stock, which is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Introduction.

The following discussion and analysis provides an introduction to our company, its strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2012 compared with the same period in 2011 and (ii) final liquidity and capital resources.

We are a public holding Company organized under the laws of the State of Florida and are a leading designer and manufacturer of specialty power failure lighting solutions and innovator of consumer products for the North American and Latin American retail markets.  We develop, manufacture and sell a broad range of stylish, innovative and easy to use consumer products including portable booklights, specialty booklights, multi-task lights, e reader lights, multi-function LED power failure lights and night lights, wireless motion sensor lights and desk lamps that are designed to make today’s lifestyles simpler and safer.  Our products are sold under our wholly-owned subsidiary Capstone Industries Inc. brand name as well as being private labeled for our retailer customers.  Capstone Companies, Inc. seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are all made in China by contract OEM manufacturers, through our three wholly-owned operating subsidiaries: (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006 (“Capstone”);  (b) Capstone Lighting Technologies, a Florida limited liability Company (“CLTL”) .  CLTL has no significant business operations at this time; and  (c) Capstone International (Hong Kong), Ltd., a company organized in 2012 that will support the development of innovative products, provide quality control and logistics support to our factory partners and sell products  Internationally from   Hong Kong.

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

Based on operating experience, we believe that it can be more economical and efficient to develop and manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States.  In Hong Kong, we also have personnel experienced in Engineering and Design, Product Development, International Logistics and Quality Control, who work   with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested by certified testing laboratories, before and during production by company personnel and certified testing laboratories.  This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company plans to expand its staff in Hong Kong and the Company’s relative presence in 2012 as product line extensions and increased number of factories utilized become factors.

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

Our experience in management, operations, and the import business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in the largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic market, urbanization, rising family incomes and increased living standards have spurred demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brand of power failure lights to Central and South American markets through our master distributor Avtek.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2012 and 2013 for our power failure lighting; (assuming sufficient marketing support and subject to the response of competitors and key markets).

We believe Capstone Companies, Inc is positioned to become a leading manufacturer in the rapidly growing home emergency lighting and security lighting niche sector and will continue to be a potential leader of power-failure lighting solutions for consumers in our niche industry segment.  Despite the global recession in 2008, 2009 and 2010, we believe that we were able to maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive expansion in the North American and Latin American markets.  Achieving the goals stated in this paragraph will depend on a number of factors, including consumer acceptable or rejection of our products in key markets, general economic conditions (since our products are discretionary expenditure items), availability of affordable funding or financing, improvement in the market price of our Common Stock and other factors set forth in our Exchange Act filings.

Sales and Marketing

Capstones Industries’ products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involve direct company executive staff participation.

During the first half of the year, we expanded our approach on how we deliver product to our customers by implementing a domestic distribution program which includes warehousing inventory for expected customer requirements that we can deliver on demand for shelf stocking in their stores.  The change was made to expand distribution to such noted retailers as Home Depot, Target, Walmart, and Office Depot for non promotional periods, enabling retailers to stock our products daily and replenish based on the rates of sales.  The first retailers to endorse this formal domestic program add an estimated 4,800 increase in stores across the country that will have our products available for their retail customers.  The revenue of these increased outlets will be recognized over the course of 2012 and 2013 as consumers become aware that the products are available on retailers’ shelves. Historically, we only sold large, bulk shipment promotional program lots that were shipped directly from our operations in China.  This approach was not conducive to our customers’ regular shelf stocking to meet pull-through retail customer demand, but suited well for event driven promotional programs.  Having developed a strong response from the retail customer through these promotional campaigns, our customers wanted to have a regular on demand supply of product for regular shelf stocking.  The Company anticipates this domestic program to be incremental to its existing direct import programs and moreover it has opened the doors to retailers including Home Depot and Wal-Mart.  This will require greater working capital requirements which we anticipate will be available from existing sources.

As a result of the change in our model to address regular stocking, we expect our revenue stream will become steadier throughout the quarter and less erratic than it has been historically.  Therefore, during 2012 there will be periods when the comparatives will be unusual during the transition and as we build scale, but should help to normalize the business by minimizing the spikes in activity associated with the majority of the Company's historic business being promotional or seasonal.  The large backlog that is traditionally evident in the Company for its direct import orders we expect to be reduced as the business for the domestic distribution program is more evenly spread over the course of the year and orders are generated based on point of sale activity, not in anticipation of promotions.

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

With trends and technology continually changing, Capstone will continue to develop and introduce new products and color options at competitive pricing.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets.

Raw Materials

The principal raw materials used by us are sourced in China, as we manufacture our products exclusively through contract manufacturers in the region.  Although prices of materials have fluctuated over time, Capstone believes that adequate supplies of raw materials required for its operations are available at the present time.  Capstone, of course, cannot predict the future availability or prices of such materials.  These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances.  In the past, Capstone has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.

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

Acquisition of Capstone: on September 15, 2006, we entered into a Stock Purchase Agreement with Capstone and Stewart Wallach, the sole shareholder, a director and a senior executive officer of Capstone.  Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by a credit line provided by certain directors of Capstone Companies, formerly (CHDT) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).  On July 9, 2009, the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares.  The series B-1 shares were convertible into common stock; at a rate of 66.66 of common shares for each share of series “B-1” On December 17, 2009.

CONSOLIDATED RESULTS OF OPERATIONS
	6 Months ended June30, 2012	6 Months ended June 30, 2011	6 Months ended June 30, 2010
(Dollars in thousands)
Sales	$1,188	$3,466	$955
Gross Margin	24.8%	25.9%	31.8%
Impairment Loss	$0	$0	$0
SG&A Expenses as a Percentage of Sales	77%	21%	109.7%
Interest Expense	$89	$154	$82
Effective Tax (Benefit) Rate	0%	0%	0%
Net (Loss) Earnings	$(709)	$15	$(826)

CONSOLIDATED OVERVIEW OF OPERATIONS

For the 3 months ended June 30, 2012 and 2011, the Company had total net sales of approximately $848,900 and $1,048,200, respectively. That equates to a reduction of $199,300 or 19% from the previous year.  For the 6 months ended June 30, 2012 and 2011, the Company had total net sales of approximately $1,187,700 and $3,465,700, respectively, a reduction of $2,278,000 or 65.7% lower than last year.  The decline reflects the variability of timing of orders and shipments associated with our Direct Import business model, as revenue fluctuates from quarter to quarter, depending on when a retailer plans to promote the product.  In the second quarter June 30, 2012, we started to ship promotional programs.  During the quarter we also started to ship our initial domestic programs, however some of the domestic retailers experienced execution delays.  Their planned May launches were delayed to as late as August.  Even though we have inventories available for their programs such execution delays are beyond our control.

For the 3 months ended June 30, 2012 and 2011, gross profit was approximately $187,100 and $ 309,300 respectively, a reduction of $122,200 or 39.5% as compared to the comparable period in 2011. For the 6 months ended June 30th, 2012 and 2011, gross profit was $295,000 and $900,500 respectively, that is a reduction of $605,500 or 67.2% from the same period last year.  The gross profit reduction compared with the same period last year was a direct result of reduced shipments in the first half of the year.  Gross profit as a percentage of net sales for the six months was 24.8% compared to 25.9% for the same period 2011.

For the 3 months ended June 30, 2012 and 2011, the Company had a net loss from continuing operations of approximately $360,600 as compared with a net loss in the same period last year of $92,400.  That is an increased net loss of $268,200 compared with the second quarter 2011 results.

For the 6 months ended June 30, 2012 and 2011, the Company had a net loss from continuing operations of approximately $708,700 as compared with a net income in the same period last year of $14,700.  That is an increased net income reduction of $723,400 compared with the same period last year.

For the 3 months ended June 30, 2012 and 2011, costs of sales were approximately $661,900 and $738,900 respectively.  This represents 77.9% and 70.5% respectively of total Net Revenue, which represents an increase of 7.4% over the same quarter last year
For the 6 months ended June 30, 2012 and 2011, costs of sales were approximately $892,600 and $2,565,100 respectively.  This represents 75.1 % and 74 % respectively of total Net Revenue, which represents an increase of 1.1 % over the same quarter last year.

Operating expenses. For the 3 months ended June 30, 2012 and 2011, operating expenses were approximately $490,600 and $322,900 respectively.  That’s an increase of $167,700 or 51.9% over last year.

For the 6 months ended June 30, 2012 and 2011, operating expenses were approximately $914,800 and $731,400 respectively, an increase of $183,400 or 25% over the same period last year.

During the second quarter we incurred additional expenses in various expense categories. In Sales and Marketing for the 3 months ended June 30th, 2012 and 2011 we incurred $70,600 and $19,800 respectively, that is an increase of $50,800 over last year as we expanded our marketing effort and attended a second Trade Show.  For the 3 month ending June 30, 2012 and 2011 interest expenses were approximately $57,100 and $78,700 respectively, a reduction of $21,600 or 27.4%.

For the 6 month ending June 30, 2012 and 2011 interest expenses were approximately $89,000, and $154,400 respectively, a reduction of $65,400 or 42.3%.

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

Sales
(In thousands, except percentages)	6 Months ended June 30,2012		6 Months ended June 30,2011	6 Months ended June 30 ,2010
Sales	$1,188		$3,466	$955
Operating Profit(Loss)	(620)		169	(744)
Operating Margin	(52.2	) %	4.9%	(77.9	) %

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program and the launch of exciting new products this year, the Company expects its sales volumes to continue to grow and produce revenue in the range of $15 million to $20 million within the next one to two fiscal years, subject to economic conditions not deteriorating. The company anticipates this growth potential as a result from the increased retail distribution achieved in 2012 and the positive response that the buying community has expressed toward the new product categories launched at the International Home and Housewares Show in March 2012 and the National Hardware Show in May of 2012.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of June 30, 2012:

	Payments Due by Period*
	Total	2012	2013	2014	After 2014
(In thousands)
Accounts Payable and Accrued Expenses	$456	$456	$-	$-	$-
Short-Term Debt	3,347	1,170	2,177	-	-
Long-Term Debt	0	0	0	-	-
Operating Leases	55	55	-	-	-
		-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$3,858	$1,681	$2,177	$-	$-

Notes to Contractual Obligations Table
Accounts Payable and Accrued Expenses — Includes purchase obligations comprised of the Company’s commitments for products that purchased to fulfill customer orders and for warehouse goods and other services in the normal course of business. The purchase obligation for products reflects the Companies to pay for  finished product that has been delivered and title has transferred to the Company.

Note Payable and Long-Term Debt — See Notes 3 and 4 in Item 7 Financial Statements in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations.

LIQUIDITY AND CAPITAL RESOURCES

	6 Months	6 Months	6 Months
	June 30, 2012	June 30, 2011	June 30, 2010
(In thousands)
Net cash provided (used) by:
Operating Activities	$(1,228)	$256	$(105)
Investing Activities	(2)	(9)	(13)
Financing Activities	1,292	(111)	59

Our limited borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow from operating activities for the six months ended June 30, 2012 and 2011was approximately $(1,228,000) used in 2012 compared with approximately $256,000 provided in the prior year period.  The net increase cash used of $1,484,000 as compared with the same period last year was mainly the result of a $518,000 increase in the inventory levels in the USA to support the Company’s new domestic sales business model and $758,000 increase in prepaid expenses for the purchase of goods for upcoming shipments.  Our cash flow from operations is primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions.  Our sales are also impacted by our ability to obtain new orders.  Over time, sales will also be impacted by our success in executing our strategy to increase productivity volume.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2012 and 2011 was approximately $2,000 and $9,000 respectively.  Cash flows used in investing activities for all three years were due primarily to capital expenditures to expand design and production capacity.  Our expectation for 2012 is that we will invest up to $250 thousand.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  As of June 30, 2012, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  The Company’s cash needs for working capital, debt service and capital equipment during 2012 are expected to be met by cash flows from operations and cash balances, the existing bank loan facility and if necessary additional notes payable funding from established sources. In order to further facilitate Company growth and investment in new product development and inventories, on April 1st. 2012, the Company obtained a Working Capital Revolving Line of Credit for up to $1,000,000 from Postal Capital Funding, LLC owned by Jeffrey Postal and James McClinton who are a director and director and senior officer of the Company.

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

Country Risks- Changes in foreign, cultural, political and financial market conditions could impair Capstones international manufacturing operations and financial performance.

Capstone’s manufacturing is currently conducted in China.  Consequently, Capstone is subject to a number of significant risks associated with manufacturing business in China, including:

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

Currency- Currency fluctuations may significantly increase Capstone’s expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of Capstone’s sales in the first six months ending June 30, 2012 and in fiscal 2011 were transacted in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which Capstone and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

Interest Rate Risk- We do not have significant interest rate risk during the fiscal quarter ending June 30, 2012.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of June 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

During the six months ended June 301, 2012, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending June 30, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of June 30, 2012, there have been no submissions of Matters to vote at a regular or special shareholders meeting.  The following are the proposals were approved by written consents on May 30, 2012:

1.	To elect the following six nominees (all incumbents) to the Company’s Board of Directors: Stewart Wallach, James McClinton, Laurie Holtz, Jeffrey Postal, Larry Sloven and Jeffrey Guzy

2.	To ratify the appointment of Robison Hill & Associates as the Company’s independent registered public accounting firm for fiscal year 2012; and

3.	To amend the Articles of Incorporation to change the Company’s name from “CHDT Corporation” to “Capstone Companies, Inc.”

As of the record date of April 25, 2012, the outstanding shares of Common Stock entitled to vote or tender written consents was 649,510,532.  The tendered written consents tendered in favor of all of the above three proposals totaled 328,099,361 shares of Common Stock or 50.5% of the issued and outstanding shares of Common Stock entitled to vote or tender written consents.  A simple majority vote was required to approve the amendment of the Company Articles of Incorporation, ratify auditors and to elect each director nominee.  The written consents tally for the election of directors was as follows:

	Director Nominee	FOR	AGAINST	WITHHELD

1.	Stewart Wallach	328,099,361	0	0
2.	James McClinton	328,099,361	0	0
3.	Jeffrey Postal	328,099,361	0	0
4.	Jeffrey Guzy	328,099,361	0	0
5.	Laurie Holtz	328,099,361	0	0
6.	Larry Sloven	328,099,361	0	0

The new directors will hold office until the 2013 election of directors and the assumption of office by the director nominees elected in 2013.

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
------------------------------------------
^ Filed herein.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. formerly (CHDT Corporation) has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of August, 2012.

Capstone Companies, Inc.

Dated:  August 14, 2012

/s/Stewart Wallach Stewart Wallach Principal Executive Officer	Chief Executive Officer

/s/Gerry McClinton Gerry McClinton Principal Operations Executive	Chief Financial Officer and Chief Operating Officer