Form 10-Q
period 2012-09-30
CAPSTONE COMPANIES, INC.
filed 2012-11-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
☐Yes           ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of  September 30  , 2012, there were 652,510,532  shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Sept 30,	December 31,
	2012	2011
Assets:
Current Assets:
Cash	$77,692	$164,610
Accounts receivable - net	4,218,096	1,477,279
Inventory	843,623	58,717
Prepaid expense	395,367	417,743
Total Current Assets	5,534,778	2,118,349

Fixed Assets:
Computer equipment & software	66,448	64,047
Machinery and equipment	642,562	546,919
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(580,345)	(546,193)
Total Fixed Assets	134,330	70,438

Other Non-current Assets:
Product development costs - net	20,194	13,624
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,956,214	1,949,644
Total Assets	$7,625,322	$4,138,431

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$763,291	$526,936
Note payable - Sterling National Bank	2,555,059	441,607
Notes and loans payable to related parties - current maturities	2,982,750	0
Total Current Liabilities	6,301,100	968,543

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	1,531,215
Total Liabilities	6,301,100	2,499,758

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B, par value $.10 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 652,510,532 & 649,510,532 shares issued at Sept 30th, 2012 and December 31, 2011	65,251	64,951
Additional paid-in capital	7,098,558	7,041,858
Accumulated deficit	(5,840,587)	(5,469,136)
Total Stockholders' Equity	1,324,222	1,638,673
Total Liabilities and Stockholders’ Equity	$7,625,322	$4,138,431

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30,		Sept 30,
	2012	2011	2012	2011

Revenues	$4,663,259	$4,631,930	$5,850,919	$8,149,171
Cost of Sales	(3,632,232)	(3,579,048)	(4,524,893)	(6,195,735)
Gross Profit	1,031,027	1,052,882	1,326,026	1,953,436

Operating Expenses:
Sales and marketing	97,270	44,449	217,043	117,057
Compensation	226,635	208,887	671,137	585,630
Professional fees	73,970	22,041	174,848	66,268
Product Development	100,173	57,714	192,054	140,473
Other general and administrative	102,215	98,107	259,944	253,140
Total Operating Expenses	600,263	431,198	1,515,026	1,162,568

Net Operating Income (Loss)	430,764	621,684	(189,000)	790,868

Other Income (Expense):
Interest expense	(93,461)	(87,872)	(182,450)	(242,342)
Total Other Income (Expense)	(93,461)	(87,872)	(182,450)	(242,342)

Net Income (Loss)	$337,303	$533,812	$(371,450)	$548,526

Income (Loss) per Common Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	650,847,489	649,510,532	649,847,815	649,510,532
Diluted	810,944,066	806,932,109	809,944,095	806,932,109

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	Sept 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(371,450)	$548,526
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,202	57,385
Compensation expense from stock options	27,000	56,951
Stock issued for services	30,000	-
(Increase) decrease in accounts receivable	(2,740,817)	(2,562,349)
(Increase) decrease in inventory	(784,906)	296,881
(Increase) decrease in prepaid expenses	22,377	20,756
(Increase) decrease in deposits	-	-
(Increase) decrease in other assets	(20,620)	11,181
Increase (decrease) in accounts payable and accrued expenses	236,352	552,035
Increase (decrease) in accrued interest on notes payable	126,535	(12,377)
Net cash provided by (used in) operating activities	(3,427,327)	(1,031,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(98,043)	(45,996)
Net cash provided by (used in) investing activities	(98,043)	(45,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,968,000	6,096,612
Repayments of notes payable	(2,854,548)	(4,507,000)
Proceeds from notes and loans payable to related parties	2,343,000	2,400,000
Repayments of notes and loans payable to related parties	(1,018,000)	(2,961,380)
Net cash provided by financing activities	3,438,452	1,028,232

Net (Decrease) Increase in Cash and Cash Equivalents	(86,918)	(48,775)
Cash and Cash Equivalents at Beginning of Period	164,610	115,239
Cash and Cash Equivalents at End of Period	$77,692	$66,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$55,916	$184,415
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	$-	$-
Related Party Receivable applied against Related Party Payable	$-	$40,441

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

Interim Financial Statements

The unaudited financial statements for the three and nine months period ended  September  30, 2012 and 2011 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months and nine month periods.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

As of September 30, 2012, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $843,623 and $58,717 at September 30, 2012 and December 31, 2011, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2011 or through September 30, 2012.

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

Depreciation expense was $34,152 and $ 42,390 for the nine months ended September30, 2012 and 2011, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At September 30, 2012 and 2011, the total number of potentially dilutive common stock equivalents was 160,096,577 and 157,421,577 respectively.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2012 and 2011 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C (formerly Black Box Innovations, L.L.C.), Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at September 30, 2012 and 2011 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $106,236 and $ 34,652 for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, incurred by Capstone amounted to $82,518and $77,061for the nine months ended September 30, 2012 and 2011, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS 123(R) ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s consolidated statements of income (loss).  Prior to the adoption of ASC 718, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123).  Under the intrinsic value method, compensation expense under fixed term option plans was recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeded the exercise price.  Accordingly, for those stock options granted for which the exercise price equaled the fair market value of the underlying stock at the date of grant, no expense was recorded.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  There was no stock-based compensation expense attributable to options for share-based payment awards granted prior to, but not vested as of December 31, 2005.  Such stock-based compensation is based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  Compensation expense for share-based payment awards granted subsequent to December 31, 2005, are based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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

On August 6, 2012, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  For the nine months ended September 30, 2012, the Company recognized compensation expense of $10,500.  Additional compensation expense to be recognized over the vesting period is estimated at $31,500 for a total of $42,000.

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

Stock-Based Compensation Expense

Stock-based compensation for the nine months ended September 30, 2012 and 2011was $27,000 and $56,952 respectively...

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of September 30, 2012, the Company had no cash in excess of FDIC limits.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding,(now called Sterling National Bank) , located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  Capstone Companies, Inc., formerly (CHDT Corp) and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of September 30, 2012, the balance due to Sterling was $2,555,059

On July 21, 2011 Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. formerly (CHDT) and JWTR Holdings, LLC   owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling National Bank.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. At September 30, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $229,078 which includes accrued interest of $19,605 and JWTR Holdings; LLC was $229,078 which includes accrued interest of $19,605.  For the revised notes the interest payments are being accrued monthly to the note holders.

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  At September 30, 2012, the total amount payable on this note was $305,014 including interest of $55,014.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  At September 30, 2012 the total amount payable on this note was $120,471 including interest of $20,471.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2013 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2012 the total amount payable on this note was $89,351, including interest of $14,351

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before January 2, 2013and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2012 the total amount payable on this note was $177,682 including interest of $27,682

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2013 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2012 the total amount due on these notes was $244,011, including interest of $44,011.

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase all of Howard Ullman’s notes including the subordinated notes. The original terms of all notes would remain the same.  On July 12, 2011 the subordinated note payable was reassigned by Howard Ullman, to Stewart Wallach director and JWTR Holding LLC.  The original note balance of $178,000 was reassigned to Stewart Wallach and to JWTR Holdings LLC. For the year 2011 the interest payments were paid monthly to the note holder as of July 31, 2011.  At September 30, 2012 the total amount due on these notes was $218,922, including interest of $40,922.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Purchase Order Assignment- Funding Agreements

During the Second Quarter 2012, Capstone Industries, Inc. received a $432,000 loan from George Wolf who is a business partner of the CEO. The loan is due on or before August 31, 2012 and carries an interest rate of 1.0% simple interest per month (12% annual). During the third Quarter 2012, the loan was partially repaid.  At September 30, 2012 the total amount due on these notes was $210,455 including interest of $10,455

During the Second Quarter 2012, Capstone Industries, Inc. received a $746,000 loan from Jeffrey Postal a director of the Company. The loan is due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual). During Third Quarter 2012 an additional $245,000 loan was received & repaid $261,000.  At September 30, 2012 the total amount due on these notes was $756,145 including interest of $26,145.

During the Second Quarter 2012, Capstone Industries, Inc. received a $375,000 loan from Phyllis Postal. Mrs. Postal is a mother of a director of the Company. The loan is due on or before September 30, 2012 and carries an interest rate of 1.0% simple interest per month (12% annual).During the Third Quarter 2012, an additional $150,000 loan was received and then the entire balance was paid in full. At September 30, 2012 the total amount due on these notes was $0.00
During the Third Quarter 2012, Capstone Industries, Inc. received a $220,000 loan from Everett Fleisig who is the father in law of an officer of the company. The loan is due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual). At September 30, 2012 the total amount due on this note was $224,968 including interest of $4,968.

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who is a director and director and senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed must be repaid by April 1, 2013 at an interest rate of 8%.  As of September 30, 2012, the loan balance under this agreement was $177,575 including interest of $2,575

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of September 30, 2012 was 2,982,750 including accrued interest of $126,535.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December, 31,	December, 31,
2012	$-
2013	2,982,750
2014	-
2015	-
2016	-
Total future maturities	$2,982,750

NOTE 5 – LEASES

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $42,190 and $41,905 for the periods ended September 30, 2012 and 2011, respectively.

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

On August 6, 2012, the Company granted 4,500,000 stock options to four directors of the Company and 150,000 stock options to the Company Secretary.  The options vest over one year.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – .65 – 1.59%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the 3 months ended September 30, 2012, the Company recognized compensation expense of $ 10,500 related to these stock options.  A further $31,500 of compensation expense will be recognized for these options through June 30, 2013.

The following table sets forth the Company’s stock options outstanding as of September 30, 2012 and December 31, 2011 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2011	69,733,333	$0.029	5.92	$-
Granted	4,650,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,500,000	0.029	-	-

Outstanding, December 31 , 2011	69,883,333	$0.029	5.26	$-
Granted	4,650,000	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, September 30, 2012	74,533,333	$0.029	4.54	$-

Vested/exercisable at December 31, 2011	65,233,333	$0.029	5.30	$-

Vested/exercisable at September 30, 2012	69,883,333	$0.029	4.51	$-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	2.67	$.020	250,000
$.029	54,983,333	4.58	$.029	54,983,333
$.029	2,500,000	5.58	$.029	2,500,000
$.029	700,000	6.58	$.029	700,000
$.029	1,000,000	5.25	$.029	1,000,000
$.029	150,000	5.33	$.029	150,000
$.029	850,000	6.67	$.029	850,000
$.029	4,500,000	2.58	$.029	4,500,000
$.029	300,000	7.58	$.029	300,000
$.029	4,500,000	3.75	$.029	4,500,000
$.029	150,000	8.75	$.029	150,000
$.029	4,500,000	4.83	$.029	4,500,000
$.029	150,000	9.83	$.029	150,000

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

NOTE 9 – INTANGIBLE ASSETS

The Company capitalized $20,620and $16,755 at September 30, 2012 and December 31, 2011 respectively, related to packaging artwork and design costs. The Company recognized amortization expense of $14,050 and $22,027 at September 30, 2012 and December 31, 2011 respectively, related to these assets.  At September 30, 2012 and December 31, 2011, the net amount of the intangible asset was $20,194 and $13,624 respectively.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
General – Capstone Companies, Inc., a Florida corporation, (“CAPC,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets Group, Inc. and since July 6, 2012 under the trading symbol “CAPC.”  Prior to July 6, 2012, the Common Stock was quoted on the Bulletin Board of the Over-the-Counter quotation system under the trading symbol “CHDO.OB” and the Company’s name was CHDT Corporation. The Company made a name change by amendment of its charter and changed the trading symbol of its Common Stock by application to FINRA.  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2011.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.chdtcorp.com/Investor Relations when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with several  fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of November 1, 2012, the Common Stock was trading at one cent on the Bid Investment in our Common Stock, which is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Introduction.

The following discussion and analysis provides an introduction to our company, its strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2012 compared with the same period in 2011 and (ii) final liquidity and capital resources.

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

We oversee the manufacturing of our products, which are all made in China by contract OEM manufacturers, through our three wholly-owned operating subsidiaries: (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006 (“Capstone”); (b) Capstone Lighting Technologies, a Florida limited liability Company (“CLTL”).  CLTL has no significant business operations at this time; and  (c) Capstone International (Hong Kong), Ltd., a company organized in 2012 that will support the development of innovative products, provide quality control and logistics support to our factory partners and sell products  Internationally from   Hong Kong.
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

Products and Customers

We are an innovative company in the design and development of a variety of lighting and other products that consumers would typically buy for functional purposes that we design for expanded use as well as improved aesthetics.  Our current largest selling product group is the Eco-i-Lite power failure light and nightlight program, which accounted for 57.7%, of our revenue in 2011, 63.8%, of our revenue in 2010, and 61.05% and, of our revenue in 2009.  Our other products include Decorative Power Failure Lights, Light Ringers® Lamps, Pathway Lights® book and multi-task lights, Battery Powered Wireless Motion Sensor Lights and eBook-Lite, e reader lights.  We also plan to expand our product line into other growing lighting and security segments specific to different region and market demands.

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

During the first half of 2012, we expanded our approach on how we deliver product to our customers by implementing a domestic distribution program which includes warehousing inventory for expected customer requirements that we can deliver on demand for shelf stocking in their stores.  The change was made to expand distribution to such noted retailers as Home Depot, Target, Walmart, and Office Depot for non promotional periods, enabling retailers to stock our products daily and replenish based on the rates of sales.  The first retailers to endorse this formal domestic program add an estimated 4,800 increase in stores across the country that will have our products available for their retail customers.  The revenue of these increased outlets will be recognized over the course of 2012 and 2013 as consumers become aware that the products are available on retailers’ shelves. Historically, we only sold large, bulk shipment promotional program lots that were shipped directly from our operations in China.  This approach was not conducive to our customers’ regular shelf stocking to meet pull-through retail customer demand, but suited well for event driven promotional programs.  Having developed a strong response from the retail customer through these promotional campaigns, our customers wanted to have a regular on demand supply of product for regular shelf stocking.  The Company anticipates this domestic program to be incremental to its existing direct import programs and moreover it has opened the doors to retailers including Home Depot and Wal-Mart.  This will require greater working capital requirements which we anticipate will be available from existing sources.

As a result of the change in our model to address regular stocking, we expect our revenue stream will become steadier throughout quarters and less erratic than it has been historically.  Therefore, during 2012 there will be periods when the comparatives will be unusual during the transition and as we build scale, but should help to normalize the business by minimizing the spikes in activity associated with the majority of the Company's historic business being promotional or seasonal.  The large backlog that is traditionally evident in the Company for its direct import orders we expect to be reduced as the business for the domestic distribution program is more evenly spread over the course of the year and orders are generated based on point of sale activity, not in anticipation of promotions.

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

CONSOLIDATED OVERVIEW OF OPERATIONS

For the 3 months ended September 30, 2012 and 2011, the Company had total net sales of approximately $4,663,300 and $4,632,000 respectively, an increase of $31,300 or .007% from the same quarter last year.  For the 9 months ended September 30, 2012 and 2011, the Company had total net sales of approximately $5,850,900 and $8,149,200 respectively, a reduction of $2,298,300 or 28.2% lower than last year.  In the third quarter ending September 30, 2012, we started to ship our main promotional programs and sales increased slightly over the same period last year. We have also large inventories in stock to support increased domestic business for the fourth quarter holiday season.

For the 3 months ended September 30, 2012 and 2011, gross profit was approximately $1,031,000 and $1,052,900 respectively, a reduction of $21,900 or 2.1% as compared to the same quarter in 2011. As a percentage of net sales for the three months gross profit was 22.1% compared to 22.7 % for the same period 2011.

For the 9 months ended September 30th, 2012 and 2011, gross profit was $1,326,000 and $1,953,400 respectively, a reduction of $627,400 or 32.1% from the same period last year. Gross profit as a percentage of net sales for the nine months was 22.6 % compared to 24.0 % for the same period 2011.

The Gross profit reduction for the 9 months as compared with the same period last year was mainly the result of reduced shipments in the first half of the year, which the domestic program has not yet recaptured due to the in store implementation delays experienced in the second quarter.

For the 3 months ended September 30, 2012 and 2011, the Company had net income from continuing operations of approximately $337,300 as compared with net income in the same period last year of $533,800.  That is a reduced net income of $196,500 as compared to the third quarter 2011 results.

For the 9 months ended September 30, 2012 and 2011, the Company had a net loss from continuing operations of approximately $371,500 compared with a net income in the same period last year of $548,500.  This is a net income reduction of $920,000 compared with the same period last year.

For the 3 months ended September 30, 2012 and 2011, costs of sales were approximately $3,632,200 and $ 3,579,000 respectively.  This represents 77.9 % and 77.3% respectively of total net revenue.

For the 9 months ended September 30, 2012 and 2011, costs of sales were approximately $4,524,900 and $6,195,700 respectively.  This represents 77.3 % and 76 % respectively of total net revenue, which represents an increase of 1.3% over the same quarter last year.

Operating expenses.

For the 3 months ended September 30, 2012 and 2011, operating expenses were approximately $600,300 and $431,200 respectively   an increase of $169,100 or 39.2 % over last year.

For the 9 months ended September 30, 2012 and 2011, operating expenses were approximately $1,515,000 and $1,162,500 respectively, an increase of $352,500 or 30.3 % over the same period last year.

During the third quarter expenses increased in various categories as we continued to invest for future growth in Sales Marketing, new Product Design and development. The following summarizes the major expense increases incurred during the period.

Sales and Marketing for the 3 months ended September 30th, 2012 and 2011 were $97,300 and $44,400 respectively, an increase of $52,900 or 119%. For the 9 months ended September 30, 2012 and 2011 expenses were $217,000 and $117,000 respectively, an increase of $100,000 over last year. We expanded our marketing efforts with increased product advertising, marketing allowances, trade shows, increased material handling and warehousing expense related to the domestic order program.

Professional fees for the 3 months ended September 30th, 2012 and 2011 were $74,000 and $22,000 respectively, an increase of $52,000 or 236%. For the 9 months ended September 30, 2012 and 2011 professional fees were $174,800 and $66,300 respectively, an increase of $108,500 or 163.7% over last year. We have increased our expenditures in services relating to new product design, patent filing, and product branding. We also added the expense of a Managing Director in our Hong Kong operation, who will concentrate in expanding International sales.

Product development for the 3 months ended September 30th, 2012 and 2011 were $100,200 and $57,700 respectively, an increase of $42,500 or 73.6%. For the 9 months ended September 30, 2012 and 2011 product development expenses were $192,100 and $140,400 respectively, an increase of $51,700 or 36.9% over last year. Expenses increased in quality control, new product sample development and product engineering services relating to product development.

The expense increase in these 3 categories equates to $260,200 or 73.9% of the total operating expense increase for the nine months ending September 30, 2012.

For the 3 month ending September 30, 2012 and 2011 interest expenses were approximately $93,500 and $87,800 respectively, an increase of $5,700 or 6.5%.

For the 9 months ending September 30, 2012 and 2011 interest expenses were approximately $182,400 and $242,300 respectively, a reduction of $59,900 or 24.7%.

For the nine months, the reduction in interest expense as compared with 2011 was the result of a lower volume of loans required to fund the purchase of product overseas during the period, because of the lower sales volume, however that reduction has been partially offset as we also incurred the added expense of funding larger domestic inventories, to support the new domestic program.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of sales and other operating expenses excluding interest expense, and other non-operating revenue and expenses.  Cost of sales and operating expenses are directly attributable to the respective segment.

Sales
(In thousands, except percentages)	9 Months ended September 30, 2012	9 Months ended September 30, 2011	9 Months ended September 30, 2010
Sales	$5,851	$8,149	$3,969
Operating Profit(Loss)	(189)	791	(512)
Operating Margin	(.03)%	9.7%	(12.9)%

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program and the launch of exciting new products this year, the Company expects its sales volumes to continue to grow and produce revenue in the range of $15 million to $20 million within the next one to two fiscal years, subject to economic conditions not deteriorating. The company anticipates this growth potential as a result from the increased retail distribution achieved in 2012 and the positive response that the buying community has expressed toward the new product categories launched at the International Home and Housewares Show in March 2012 and the National Hardware Show in May of 2012. We are also attending for the first time the International Hotel, Motel and Restaurant Show in November 2012 as we launch our products into another Distribution Channel.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of September 30, 2012:

	Payments Due by Period*
	Total	2012	2013	2014	After 2014
(In thousands)
Accounts Payable and Accrued Expenses	$763	$763	$-	$-	$-
Short-Term Debt	5,538	2,555	2,983	-	-
Long-Term Debt	0	0	0	-	-
Operating Leases	55	55	-	-	-
		-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$6,356	$3,373	$2.983	$-	$-

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

Note Payable and Long-Term Debt — See Notes 3 and 4 in the Financial Statements in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations.

  LIQUIDITY AND CAPITAL RESOURCES

	9 Months	9 Months	9 Months
	September 30, 2012	September 30, 2011	September 30, 2010
(In thousands)
Net cash provided (used) by:
Operating Activities	$(3,427)	$(1,031)	$(471)
Investing Activities	(98)	(46)	(20)
Financing Activities	3,438	1,028	431

Our limited borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash used from operating activities for the nine months ended September 30, 2012 and 2011 was approximately $(3,427,000) in 2012 compared with approximately $(1,031,000) in the prior year.  The net increase of cash used of $(2,396,000) as compared with the same period last year was mainly the result of a $785,000 increase in the inventory levels in the USA to support the Company’s new domestic sales business model and $371,450 used to fund the year to date loss. Our cash flow from operations is primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions.  Our sales are also impacted by our ability to obtain new orders.  Over time, sales will also be impacted by our success in executing our strategy to increase productivity volume.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2012 and 2011 was approximately $98,000 and $46,000 respectively.  Cash used in investing activities is primarily for capital expenditures to expand design and production capacity.  Our expectation for 2012 is that we will invest up to $250,000.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  As of September 30, 2012, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  The Company’s cash needs for working capital, debt service and capital equipment during 2012 are expected to be met by cash flows from operations and cash balances, the existing bank loan facility and if necessary additional notes payable funding from established sources. In order to further facilitate Company growth and investment in new product development and inventories, on April 1st. 2012, the Company obtained a Working Capital Revolving Line of Credit for up to $1,000,000 from Postal Capital Funding, LLC owned by Jeffrey Postal and James McClinton who are a director and director and senior officer of the Company.

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

All of Capstone’s sales in the first nine months ending September 30, 2012 and in fiscal 2011 were transacted in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which Capstone and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

Interest Rate Risk- We do not have significant interest rate risk during the fiscal quarter ending September 30, 2012.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of September 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

In addition to risk factors set forth herein and in the Form 10-K for the fiscal year ended December 31, 2011, and other SEC filings, the following risk factors should be considered in any evaluation of the Company.

Investment in new business strategies and marketing and sales strategies could present risks not originally contemplated.  The Company has invested, and in the future may invest, in new business strategies or marketing and sales strategies.  Such endeavors may involve significant risks and uncertainties, including insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company’s evaluation. These new strategies may be inherently risky and may not be successful.

Company relies on equity or debt funding from members of management or outside investors from time to time to meet working capital needs.  Company receives equity or debt funding from time to time from members of management or outside investors to fund working capital needs.  Such funding may not always be available or adequate to meet such essential needs

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending September 30, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of September 30, 2012, there have been no submissions of Matters to vote at a regular or special shareholders meeting.  The following are the proposals were approved by written consents on May 30, 2012:

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

As of the record date of April 25, 2012, the outstanding shares of Common Stock entitled to vote or tender written consents were 649,510,532.  The tendered written consents tendered in favor of all of the above three proposals totaled 328,099,361 shares of Common Stock or 50.5% of the issued and outstanding shares of Common Stock entitled to vote or tender written consents.  A simple majority vote was required to approve the amendment of the Company Articles of Incorporation, ratify auditors and to elect each director nominee.  The written consents tally for the election of directors was as follows:

	Director Nominee	FOR	AGAINST	WITHHELD

1.	Stewart Wallach	328,099,361	0	0
2.	James McClinton	328,099,361	0	0
3.	Jeffrey Postal	328,099,361	0	0
4.	Jeffrey Guzy	328,099,361	0	0
5.	Laurie Holtz	328,099,361	0	0
6.	Larry Sloven	328,099,361	0	0

The new directors will hold office until the 2013 election of directors and the assumption of office by the director nominees elected in 2013

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT #	DESCRIPTION OF EXHIBIT
3.1	Amendment to Articles of Incorporation, dated June 6, 2012^
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
------------------------------------------
^ Filed herein.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. formerly (CHDT Corporation) has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of November, 2012.

Capstone Companies, Inc.

Dated:  November 14, 2012

/s/Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Gerry McClinton
Gerry McClinton	Chief Financial Officer and
Principal Operations Executive	Chief Operating Officer