Form 10-K
period 2012-12-31
CAPSTONE COMPANIES, INC.
filed 2013-03-27
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer __   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as March 11, 2013 was approximately $2,745,369.

Number of shares outstanding of the Registrant’s Common Stock, as of March 11, 2013, is 657,760,532.

DOCUMENTS INCORPORATED BY REFERENCE

None

DEFINITIONS:

As used in this Report on Form 10-K, the following terms have the stated meaning or meanings:

(1)	“Capstone Lighting Technologies, L.L.C.” or “CLTL” is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company.
(3)	“Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI.”
(4)
“Capstone Companies, Inc.,” a Florida corporation, may also be referred to as “we,” “us” “our,” “Company,” or “CAPC.” Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc.  subsidiaries.

(5)	“China” means Peoples’ Republic of China.
(6)	“W” means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains statements that constitute "forward-looking statements” as defined under the Private Securities Litigation Reform Act 1995, as amended.  Those statements appear in a number of places in this Form 10-K Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to: Company’s future business and financial prospects; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like “expect,” “anticipate,” “hope,” “project,” “may” or similar words.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors – some factors being beyond the Company’s control or ability to foresee.  The accompanying information contained in this Form 10-K Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" and a micro-cap Company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report on Form 10-K are made as of the date hereof, and we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

PART I

Item 1.  Business

We are a public holding Company organized under the laws of the State of Florida and are a leading designer and manufacturer of specialty power failure lighting solutions and innovator of other specialty consumer products for the North American and Latin American retail markets.  We develop, manufacture and sell a broad range of stylish, innovative and easy to use consumer products including portable booklights, specialty booklights, multi-task lights, e reader lights, power failure multi-function handheld lights, power failure decorative accent lighting, power failure multi-function nightlight wall-plates  and  wireless motion sensor lights that are designed to make today’s lifestyles simpler and safer.  Our products are sold under our wholly-owned subsidiary Capstone Industries Inc. brand name as well as being private labeled for our retailer customers as programs require.  CAPC seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, through our two wholly-owned operating subsidiaries; (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006 (“Capstone”) and (b) Capstone Lighting Technologies, a Florida limited liability Company (“CLTL”).

Strategy

Our strategy is to develop and maintain positions of innovative and technical leadership by continually introducing new ideas and concepts to our consumer product categories while maintaining low competitive prices.  We plan to leverage our product successes and continually expanding channels as our brands continue to gain traction at retail levels by merchandisers, buyers and consumers.  This brand recognition and expanded product placement is expected to continue to increase annual sales growth. Toward that end, the company has initiated a rebranding effort that will enhance its market image further and be more reflective of its unique product innovations and technology advancements.  Further to the point of technology advancements and our strategy to continue to nourish the company’s product development endeavors, the company has engaged a US company, AC Kinetic Technologies, to confidentially explore and develop certain inventive concepts the company has conceived that are very complex and that will yield intellectual property which will further distance the companies’ products from off the shelf products commonly marketed at retail.  The company plans to exploit the trade secret technologies within its own products and also make the technologies available for licensing to companies that have distributions not currently served by other Capstone related companies.  We also plan to continually seek out and selectively acquire or invest in businesses with superior technical product development capabilities or that could benefit from our leadership position and strategic direction.  All forward planning product development roadmaps are also assessing possible benefits to be realized from US based production.

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

We believe that it can be more economical and efficient to continue to develop and manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States. However, as design technologies can influence the degree of hand labor in building its future products the company expects the advantages it has realized by manufacturing solely in China to be challenged. In these cases, the company will evaluate production opportunities in the US.

In Hong Kong, we also have personnel experienced in Engineering and Design, Product Development, International Logistics and Quality Control, who work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested before and during production by company personnel. This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company expanded its staff in Hong Kong and the Company’s relative presence in 2012 as product line extensions and increased number of factories utilized becomes factors.  Moreover, the Hong Kong operation will be offering these same services to companies that do not have existing operations in China or are seeking a more hands on approach with minimal overhead impacts. These services will be offered by contract, more commonly known as a buying agency agreement. These are fee based services and typically average 5-6% of purchases made through this agreement.

Products and Customers

We are an innovative company in the design and development of a variety of lighting and other products that consumers would typically buy for functional purposes that we design for expanded use as well as aesthetics.  Our current largest selling product group is the Eco-i-Lite power failure light and nightlight program which was further expanded in 2012. This program accounted for 84.8% of our revenues in 2012, 57.7%  in 2011, 63.8%,  in 2010, and 61.05%  of our revenues in 2009.  Our other current products include Pathway Lights® book and multi-task lights, Battery Powered Wireless Motion Sensor Lights and eBook-Lite, e reader lights and Door Security Monitor which was planned as our entry into the security products sector. All of our Capstone Industries branded products are focused on security and safety. We also plan to expand our product line into other growing lighting and security segments, specific to different region and market demands.

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

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in the largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic market, urbanization, rising family incomes and increased living standards have spurred demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brand of power failure lights to Central and South American markets through our master distributor Avtek.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2012 and 2013 for our power failure lighting (assuming sufficient marketing support and subject to the response of competitors and key markets). In fact, a key component in the rebranding effort is to create a powerful umbrella identity on the retail package that will serve to rationalize a retail destination within lighting more focused on power failure solutions.

We believe CAPC is positioned to become a leading manufacturer in the rapidly growing home emergency lighting and security lighting sector and will continue to be a potential leader of power-failure lighting solutions for consumers in our industry segment.  Despite the global recession in 2008, 2009 and 2010, we believe that we were able to maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive expansion in the Americas.

Sales and Marketing

CAPC’s products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involved direct company executive staff participation. The company will also be targeting direct to retail clients through its Capstone International staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to Capstone International. This direct path will allow for broader and faster revenue expansion as product and brand developments are minimized.

Working Capital Requirements

During 2012 the Company made a strategic decision to extend its business model in an effort to expand distribution, so that products could now be offered from our Los Angeles warehouse for US domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-promotional periods. This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores.  This has not only allowed Capstone to add these retailers to its distribution  but will help to normalize future business by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. The first retailers to endorse this domestic program translated to an estimated  increase in store count of 4800 outlets. The large backlog that is traditionally evident in the Company for its direct import orders,  should be impacted as the business in the domestic distribution program is more evenly spread over the course of the year and orders are generated based on point of sale activity, not in anticipation as is the case on promotions. This program will require carrying a larger amount of inventory and therefore additional funding needs as we ship orders based on retailer weekly or on demand replenishment. As of 12/31/12 inventory was $584,370 as compared to $58,717 in 2011 and was as high as approximately $850,000 during the 2012 to support 4th quarter holiday business.

For our direct import business model, where title of the shipments transfers overseas when delivered to the dock, we build our products based on firm advance retailer orders upon receipt of a large order. The Company could have at any point in time within a reporting period a large amount of work in process inventory or finished goods on hand as we complete the order for shipment.   Expansion of both programs will require greater working capital requirements which will be available from existing sources. Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management’s Discussion and Analysis of Operations below

Competitive Conditions

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

With trends and technology continually changing, CAPC will continue to invest and rapidly develop new products at that are competitively priced with unique features and benefits easily articulated to the end user.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by our recent engagement of AC Kinetic Technologies.

Raw Materials

The principal raw materials used by us are sourced in China, as we manufacture our products exclusively through contract manufacturers in the region.  Although prices of materials have fluctuated over time, CAPC believes that adequate supplies of raw materials required for its operations are available at the present time. CAPC, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, CAPC has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.

Seasonality

Sales and operating profit for household products and electronics are seasonally influenced, with increased purchases by consumers during the winter holiday season, and increases in retailer inventories during autumn. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and spike power failure light sales. Many retailers now recognize a storm preparedness period and the Company believes that it is well positioned to participate in these sales periods. The company’s Power Failure Solutions [identity] strategy supports this growing awareness.

Intellectual Property

CAPC subsidiary, Capstone owns a number of U.S. trademarks and patents, which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents. These include Timely Reader, Pathway Lights ,Timely Reader Booklights with Timer and Auto Shut Off and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light,3 LED Slim line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.

CAPC routinely prepares patent and trademark applications for filing in the United States. CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.

CAPC’s ability to compete effectively in the power failure and portable lighting categories depends, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks and trademark and patent applications and other technology which CAPC believes are significant to its business. These relate primarily to lighting device improvements and manufacturing processes.

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

Research, Product Development, and Manufacturing Activities

We are engaged in a variety of development and design activities as well as basic research activities directed to the substantial improvement or new application of our existing technologies. We will continue to invest heavily in this area. These costs are expensed when incurred and included in the operating expenses.  Research and product development costs amounted to approximately $227,087 in 2012, $197,290 in 2011, $140,917 in 2010, and $198,134 in 2009.

Employees

We employed 7 employees as of December 31, 2012 in our US office and 4 employees in our Hong Kong operation.  We consider our relations with our employees to be good with none of our employees being subject to collective bargaining agreements.

Prior History

We were incorporated on September 18, 1986 as a Delaware corporation.  From 1986 until the acquisition of CAPI, our initial public offering under the Securities Act was conducted in 1987.   We started as a blank check company.  From 1986 until the 2006 acquisition of CAPI, we experienced several changes in management and primary business lines as well as reincorporation from Delaware to Colorado and then from Colorado to Florida.

Acquisition of CAPI:  on September 15, 2006, we entered into a Stock Purchase Agreement with CAPI and Stewart Wallach, the sole shareholder, a director and a senior executive officer of CAPI.  Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of Capstone Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CAPC) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).   On July 9, 2009, the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares. The series B-1 shares are convertible into common stock; at a rate of 66.66 of common shares for each share of series “B-1” On December 17, 2009, the outstanding Series B-1 shares were converted into common stock.

Available Information

We file our financial information and other materials electronically with the SEC.  These materials can be accessed electronically via the Internet at www.sec.gov.  Such materials and other information about the Company are also available through our website at www.capstonecompaniesinc.com.

Government Regulation

CAPC's operations are subject to regulation by federal and state securities authorities as well as various federal, state, foreign and local laws and regulations governing a consumer products company and a for-profit business.  We are not subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business and financial affairs.  Our main concern in terms of government regulation is the changing regulatory environment in China and its impact on our ability to access our consumer product manufacturing sources and obtain our consumer products.  While the general trend in China has to be conducive to trade and commerce, China is a still a single-party nation-state in which the central government has the power to dramatically and immediately change its trade and commercial policies and laws.  Political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke a change in Chinese trade or commercial law that makes it more difficult or expensive for us to obtain consumer products.  Such a development would have a serious impact on our ability to compete in the United States in the niche consumer product market.

Note Payable – Sterling National bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, CAPI secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank),  located in New York, whereby CAPI receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate, which at the time of closing was 5%.  CAPC and Howard Ullman, the former Chairman of the Board of Directors of CAPC, had personally guaranteed CAPI’s obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2012 and 2011, the balance due to Sterling was $1,245,159 and $441,607 respectively

In July, 2011, Stewart Wallach, the Chief Executive Officer and Director of CAPC and JWTR Holdings, L.L.C. owned by a director, Jeffrey Postal entered into  a Securities and Notes Payable Agreement with Howard Ullman, the previous Chairman of the Board of CAPC, whereby they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling National Bank.

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

Effective October 1, 2011, Sterling Capital Funding conducted business as the Factoring and Trade Division of Sterling National Bank. All obligations under our agreements have been assigned to Sterling National Bank.

Item 1A.  Risk Factors.

CAPC is subject to a number of risk factors that could negatively affect our results from business operations or cause actual results to differ materially from those projected or indicated in any forward looking statement.  CAPC may amend or supplement the risk factors described below from time to time by other reports it files with the SEC in the future. Such factors include, but are not limited to, the following:

CAPC faces risks associated with global economic conditions.

In general, CAPC’s financial results can be significantly affected by negative economic conditions, inflationary or deflationary pressures, high labor or material costs, and unforeseen changes in consumer demand or buying patterns.  These general risks were heightened recently as economic conditions globally deteriorated significantly and the recovery in most developed markets remains sluggish.  Such economic conditions could have potentially significant impacts on employment levels and consumer demand in many countries where CAPC markets its products, with a direct impact on our sales, profitability and our ability to generate sufficient internal cash flows or access credit at reasonable rates in order to meet future operating expenses, fund capital expenditures or repay debt as it becomes due.

The recent economic conditions caused a number of our retailer customers to reduce their inventories and more critically analyze their inventory management and product offerings, including possibly shifting purchasing patterns to lower-cost options.  Similar retailer customer activity could negatively impact CAPC’s operating results.  In addition, declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all.  Increasing retailer customer concentration on a global scale could result in reduced sales outlets for our products, greater negotiating pressures on CAPC, and global pricing requirements across markets.

Future unfavorable economic conditions may impact CAPC’s earnings performance and our opportunities to reduce discretionary spending may be limited. Any reductions in discretionary spending may have a greater than anticipated negative impact on future sales or brand equity.

CAPC success depends largely on the continued service and availability of key personnel.

Much of CAPC’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees.

CAPC’s inadequate or expensive funding and financing alternatives

CAPC’s current short term debt level remains at approximately $1,847,307.  Long Term Debt which matures after twelve months is approximately $2,023,283 of scheduled debt maturities.  Our current debt structure consists of private placement note agreements from insiders to fund investment, operations and extraordinary transactions.  Future declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events, could negatively impact our ability to reduce outstanding debt as planned, and could hinder our ability to remain in compliance with our current debt covenants.  If we have a shortfall in revenues without a corresponding reduction to its expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing). Such financing would dilute the position of existing  shareholders and put negative pressure on the market  price of the  our  Common  Stock  while  possibly failing to provide  adequate and ongoing working capital for the Company and its operations.

Other adverse consequences could include:

•	a significant portion of CAPC’s cash from operations could be dedicated to the payment of interest and principal on our debt, which could reduce the funds available for operations;
•	the level of our debt could leave CAPC vulnerable in a period of significant economic downturn;
•	CAPC may not be financially able to withstand significant and sustained competitive pressures.

If CAPC cannot continue to develop new products in a timely manner, and at favorable margins, it may not be able to compete effectively.

The power failure and portable lighting products industries have been notable for the pace of innovations in product life, product design and applied technology.  CAPC and our competitors have made, and continue to make, investments in research and development with the goal of further innovation. The successful development and introduction of new products and line extensions face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products. In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

•	develop and fund research and technological innovations,
•	receive and maintain necessary intellectual property protections,
•	obtain governmental approvals and registrations,
•	comply with governmental regulations, and
•	anticipate consumer needs and preferences successfully.

The failure to develop and launch successful new products could hinder the growth of our businesses and any delay in the development or launch of a new product could also compromise our competitive position. If competitors introduce new or enhanced products that significantly outperform CAPC’s, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.

Competition in CAPC’s industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

The industries, in which CAPC operates, including portable lighting products and power failure lighting, are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers often compete for consumer acceptance and limited retail shelf space.

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

Competition is based upon brand perceptions, product performance and innovation, customer service and price. CAPC’s ability to compete effectively may be affected by a number of factors:

•
CAPC’s primary competitors have substantially greater financial, marketing and other resources and greater market share in certain segments than CAPC does, as well as significant scale and negotiating leverage with retailers;

•
CAPC’s competitors may have lower production, sales and distribution costs, and higher profit margins, than CAPC, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives;

•	loss of key retailer customers to competitors may erode CAPC’s market share; and
•
the level and nature of advertising and promotional spending by CAPC could impact consumer demand, retailer decisions regarding our product offerings, limit our access to shelf space, and hinder our ability to expand distribution to new retailer customers.

The success of our products can suffer if our marketing plans or new product offerings do not have the desired impact on our brand’s image or ability to attract consumers.  Further our operating results could be adversely affected if one of our leading products suffers damage to its reputation due to real or perceived quality issues.

Changes in foreign, cultural, political and financial market conditions could impair CAPC’s international manufacturing operations and financial performance.

CAPC’s manufacturing is currently conducted in China. Consequently, CAPC is subject to a number of significant risks associated with manufacturing business in China, including:

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

Currency fluctuations may significantly increase CAPC’s expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of CAPC’s sales in fiscal 2012 were transacted in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which CAPC and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

Changes in raw material costs or disruptions in the supply of raw materials could erode CAPC’s profit margins and negatively impact manufacturing output and operating results.

Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition. In the past, substantial increases in the cost of a number of raw materials have been partially offset by price increases.   However, there is no certainty that CAPC will be able to offset future increases in raw material prices, especially given the competitive environment. In addition, the supply of certain raw materials can be significantly disrupted by labor activity, political conflict, and disruptions to sourcing or transportation activities, which could impact our manufacturing output.

Loss of any of our principal customers could significantly decrease our sales and profitability.

Costco Wholesale, together with its subsidiaries, is our largest customer, accounting for approximately 60% of net sales in fiscal 2012.   Generally, sales to Costco Wholesale and our other top retailers are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them.   As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time.   The loss or a substantial decrease in the volume of purchases by Costco Wholesale or any of our other top customers would harm our sales and profitability.

CAPC’s businesses are subject to regulation in the U.S. and abroad.

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

CAPC’s manufacturing facilities or supply channels may be subject to disruption from events beyond our control.

We currently operate a number of manufacturing and packaging facilities in China for our products. Operations at such facilities may be subject to disruption for a variety of reasons, including:

• availability of raw materials;
• work stoppages or other labor disputes;
• power supply disruptions;
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

CAPC’s business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition.

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

If CAPC fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

CAPC relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  In particular, our trademarks are of material importance to our business and are among our most important assets. In fiscal 2012, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  In addition, CAPC owns a number of patents; patent applications and other technology which CAPC believes are significant to our business.

We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted.  There is a risk that CAPC will not be able to obtain and perfect or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions.  We cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and CAPC could incur significant costs in connection with legal actions to defend our intellectual property rights.

In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which CAPC’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States.  If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales. The failure to perfect or successfully assert our intellectual property rights could make CAPC less competitive and could have a material adverse effect on our business, operating results and financial condition.

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

Even if we can complete future acquisitions, we face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner.  The integration process can be complex and time consuming, may be disruptive to our existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses.  Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.  CAPC is subject to a number of significant risks associated with acquisitions, including:

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

The market  price of our Common  Stock is likely to be highly volatile and could  fluctuate  widely in price in  response to various  factors,  many of which are beyond our control, including:

•	our lack of primary market makers for our Common Stock – we have market makers but none
•	are primary market makers who maintain an inventory of our Common Stock and actively support the Common Stock;
•	general worldwide economic conditions and the current crisis in the financial markets;
•	the lack of research analysts or news media coverage of CAPC or our Common Stock;
•	additions or departures of key personnel;
•	sales of our Common Stock by the Company or insiders;
•	our status as a “Penny Stock” Company;
•	our ability to execute our business plan;
•	operating results being below expectations;
•	loss of any strategic relationships;
•	industry or product developments;
•	sale of a substantial number of shares may cause the price of our common stock to decline;
•	economic and other external factors; and
•	period-to-period fluctuations and the uncertainty in our financial results.

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

Item 1B.  Unresolved SEC Staff Letters.

None for fiscal year ended December 31, 2012.

Item 2.  Properties.

Neither the Company nor its operating subsidiaries own any real properties or facilities.  CAPC and Capstone share principal executive offices and operating facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442. Rent expense, included in general and administrative expenses, for the years ended December 31, 2012 and 2011 amounted to $56,157 and $55,870, respectively.  The Company has no current plans to expand its facilities and believes that its current facilities will be adequate for fiscal year 2013.

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

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of December 31, 2012, there were approximately 1,273 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 655,885,532 outstanding shares of the Common Stock. We have not previously declared or paid any dividends on our Common Stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future. The following table shows the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board or OTC Markets Group, Inc. QB Market, by quarter, during each of our last two fiscal years ended December 31, 2012 and 2011. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from information provided from the OTC Bulletin Board or The OTC Markets Group, Inc. QB Market, for the respective periods.

	2012		2011
	high	low	high	low
1st Quarter	.019	.0010	.009	.0085
2nd Quarter	.017	.0091	.007	.007
3rd Quarter	.019	.005	.011	.008
4th Quarter	.010	.003	.011	.010

We changed our name and trading symbol on the OTC Bulletin Board in second fiscal quarter of 2007 from “China Direct Trading Corporation” and CAPC.OB” to “CAPC Corporation” and “CHDO.OB,” respectively. We changed our name because we believed that the old name did not accurately reflect the current business and strategy of our Company.  On February 22, 2011, FINRA moved the quotation of our Common Stock from the OTC Bulletin Board to The OTC Markets Group, Inc. QB Market along with over 568 other companies’ stocks.  The trading symbol remained “CHDO.”  The technical reason for the action was that the stocks did not have a registered market maker for 4 consecutive business days as required under Rule 15c2-11 under the Securities Exchange Act of 1934.  Many industry observers believe the mass transition of stocks was motivated by the QB being a less expensive market for FINRA members to quote stocks.

On June 6, 2012, the Company amended its charter to change its name from “CHDT Corporation” to “CAPSTONE COMPANIES, INC.”. This name change was effective as of July 6, 2012 for purposes of the change of its name on the OTC Bulletin Board. With the name change the trading symbol was changed to “CAPC.”

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

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2012, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Form 10-K contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and CAPC’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K. All information presented herein is based on CAPC’s fiscal calendar. Unless otherwise stated, references to particular years or quarters refer to the CAPC’s fiscal years ended in December and the associated quarters of those fiscal years. CAPC assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

We are a designer and manufacturer in our industry segment of specialty power failure lights and an innovator of consumer lighting products for the North American and Latin American retail markets.  We develop and manufacture a range of stylish, innovative and easy to use consumer lighting products including portable booklights, specialty book-lights, multi-task lights, e reader lights, power failure lights and night lights, power failure wallplates, and wireless motion sensor lights that are designed to make today’s lifestyles simpler and safer. We have also developed a new product called “Door Security Monitor” that launches the Company into the home security market .Our products are sold under our wholly-owned subsidiary.  CAPI’s “Capstone’s” brand name as well as under one store brand for retailer private label programs.  CAPC seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers with products that make their lives simpler and safer. Disposable income remains limited for many consumers, and because the company's products are seen as necessity for safety and security reasons, sales at retail remain strong. Consumers often give these useful products as gifts as well which is evidenced by the substantial historic holiday sales.

To this end, the Company is tightly focused on five product categories: (1) Portable booklights and tasklights; (2) Induction charged power failure lights and night lights; (3) Power Failure Wall plates. (4) Wireless motion sensor lights and (5) Door Security Monitor to be used for residential and commercial personal safety awareness. Within these categories, the Company follows a closely defined business strategy to develop and increase market leadership positions in these key product segments. These product categories are prioritized based on their capacity to maximize the use of the organization’s core competencies and to deliver sustainable long-term growth. The development of the Door Security Monitor has introduced the Company into the Commercial and Hospitality distribution channels and has also allowed the Company to showcase the Power Failure Solutions products into the Hotel and Motel Industry.

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

We operate in a highly competitive industry with aggressive pricing and frequent changes in technology or design.  We may not have sufficient or affordable or timely funding to respond to any significant changes in technology or design changes in our industry that attract significant consumer demand.   The failure to respond quickly to consumer demand or changes in consumer demand could prove detrimental to our current and future business and financial condition.

We also operate in product lines which have low profit margins.  As such, we cannot afford too many instances of launching or producing products that do not appeal to consumers and produce sufficient consumer demand or sales.

We do not perform third party or independent marketing studies or consumer surveys, but rely on customer feedback to our salespeople and our review of industry trends in trade journals and news media and at trade shows to formulate a marketing and product development plan.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2012	2011	2010
(Dollars in thousands)
Sales	$8,362	$10,248	$5,287
Gross Margin	21.4%	24.1%	30.4%
SG& A Expenses	$2,121	$1,606	$2,091
SG&A Expenses as a Percentage of Sales	25.4%	15.7%	39.5%
Interest Expense	$274	$296	$296
Effective Tax (Benefit) Rate	0%	0%	0%
Net (Loss) Earnings	$(607)	$576	$(738)

CONSOLIDATED OVERVIEW OF OPERATIONS

Net Revenue for the year ended December 31, 2012 and 2011 were approximately $8,363,000 and $10,248,800, respectively, a reduction of $1,885,800 or an 18.4% decrease over 2011 revenue.  For the 4th quarter 2012 net revenues were approximately $2,512,000 as compared to $2,099,600 in the 4th quarter 2011.  This was an increase of $412,400 or 19.6% over the same period last year.

Even though revenues in the 4Th quarter 2012 were 19.6% higher than in 2011, the annual revenue during 2012 was impacted by two situations. The Company made a strategic decision to expand distribution, so that products could be offered from our Los Angeles warehouse for US domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-promotional periods. This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores. The financial impact of this caused some retailors that would normally have placed a large direct import orders to change their ordering pattern to weekly or biweekly replenishment orders. So revenue that we lost in 2012 should now be picked up in 2013 as these programs typically last for at least one year rather than 13 weeks as common in the Direct Import program. This will also help to normalize future business volumes by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. Some of these programs should have started early second quarter 2012, but certain retailers delayed implementation, some as late as the third quarter, which resulted in reduced revenues particularly in the first half of the year, that we were unable to regain the shortfall.

Cost of Sales, for the year ended December 31, 2012 and 2011, were approximately $6,574,900 and $7,770,800 respectively.  This represents 78.6% and 75.8% respectively of total Net Revenue.  For the 4th quarter ended December 31, 2012 and 2011, cost of sales were approximately $2,050,000 and $1,575,000, that’s 81.6% and 75.0% of net revenue respectively.

Despite rising component and labor costs in China our overall material costs have increased slightly during the year.  This has been achieved through strategic and volume materials buying and negotiations with our factories; however as a percent to sales the cost percentage has increased mainly because we have provided additional sales and promotional allowances to retailers to promote product sell through.

Gross Profit, for the year-ended December 31, 2012, was approximately $1,788,100, a reduction of approximately $689,900 or 27.8% from the 2011 gross profit of $2,478,000.  Gross profit as a percentage of net sales was 21.4% for the year compared to 24.2% for 2011.  Gross Profit for the 4th quarter 2012 and 2011 was approximately $462,000 and $524,500 respectively, a reduction of $62,500 or 11.9% compared to same quarter in 2011.

The gross profit reduction from 2011 level was mainly the result of reduced sales volume in 2012.  The reduction of the gross profit as a percent to sales from 24.2% in 2011 compared to 21.4 % in 2012 was mainly the result of additional allowances provided to retailers to promote product awareness and sell through.  In 2012 our larger customers are also continuing to buy on a direct import basis. The gross margin percentages are lower in this selling scenario as compared to a customer buying on a domestic basis but the Company’s expenses are also reduced as the customer is responsible for related expenses such as freight, duties and handling costs.

Operating Expenses were approximately $2,121,100 in 2012 as compared to $1,606,400 in 2011, a net increase of $514,700 or 32.0%.  Operating expenses for the 4th quarter ending December 31, 2012 and 2011 were approximately $606,000 and $443,900 an increase of $162,100 or 36.5% over 2011.

We continued to incur expenses for future revenue growth, specifically:

Sales and Marketing expenses increased by $217,900 or 149% up from $146,400 in 2011 to $364,300, as we invested $78,700 in 3 trade shows, $141,200 in advertising and marketing allowances and $80,700 in warehousing handling costs in setting up the US domestic program.

Compensation Expenses were approximately $900,600 in 2012, an increase of $102,500 or 12.8% from $798,100 in 2011, as executive management earned full approved salary and additional support staff was added.

Professional Fees for 2012 were $269,300 compared to $96,200, an increase of  $173,100 or  180% as we incurred expenses  in staffing the new entity CIHK with a Director and Manager, Investment Relations with Kei Advisors and package design and rebranding of our product line,

Product Development expenses for 2012 was $227,100 as compared to $197,300 and increase of $29,800 or 15.1% over 2011.

Other General and Admin expenses for 2012 were $359,800, down $8,700 from $368,500 in 2011.

For the year ending December 31, 2012, interest expenses were approximately $274,100 a reduction of $21,800 as compared to $295,900 expensed in 2011.  The reduction in interest expense in 2012 as compared to 2011 was due to a reduction of funding requirements to purchase  product overseas during the 2012. This reduction would have been larger; however in 2012 we did incur additional interest expense of approximately $80,000   in order to fund higher inventory levels associated with implementation of the domestic inventory program.

For the year ended December 31, 2012, the Company had a net loss of approximately $607,183.  For the year ended December 31, 2011 the Company had a net income of approximately $575,600.  For the 4th quarter ended December 31, 2012, the Company had a net loss of approximately $235,700   as compared to a net loss of $27,000 in the 4th quarter, 2011.

The overall results were negatively impacted by the reduced net revenue for the year combined with the increase in operating expenses.

The effective tax (benefit) rate was 0% in 2012 compared with 0% in 2011.

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

Sales
	2012	2011	2010
(In thousands, except percentages)
Sales	$8,363	$10,248	$5,287
Operating Profit	1,788	2,478	1,612
Operating Margin	21.4%	24.2%	30.5%

	2012	2011	2010
(In thousands)
Total Assets	$6,113	$4,138	$4,312

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program, the introduction of our products into the Hotel distribution channel, the establishment of Capstone International Hong Kong. Ltd, and its new direct to retail campaign,  and the introduction of new products and the product development program implemented with AC Kinetics Technologies the Company expects its sales volumes  to significantly grow  and produce revenues in the range of $15 million to $25 million within the next eighteen months, subject to economic conditions not deteriorating.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2012:

	Payments Due by Period*
	Total	2013	2014	2015	After 2015

(In thousands)
Purchase Obligations	$602	$602	$0	$0	$0
Short-Term Debt	2,359	2,359	0	0	0
Long-Term Debt	2,023	0	2,023	0	0
Operating Leases	55	55	0	0	0
Interest on Long-Term Debt	144	144	0	0	0
Other Long-Term Liabilities	0	0	0	0	0
Total Contractual Obligations	$5,183	$3,160	$2.023	$0	$0

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See Item 8, Financial Statements and Supplementary Data, Note 4 in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations.

LIQUIDITY AND CAPITAL RESOURCES

	2012	2011	2010

(In thousands)
Net cash provided (used) by:
Operating Activities	$(1,397)	$1,281	$(766)
Investing Activities	(110)	(59)	(27)
Financing Activities	1,754	(1,172)	642

Our borrowing capacity with Sterling National Bank, funding support from directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow used in operating activities was approximately $(1.397) million in 2012 compared with approximately $1.281 million provided by operating activities in 2011.  As of 12/31/12 Accounts Receivable was $1.196 million, higher than last year, due to large shipments in the 4th quarter. Inventory had also increased by $525.7K and the year to date loss used $607.2k. The increase of Cash used was partially offset by a $731.5k increase in Accounts Payable, accrued expenses and interest.

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

Investing Activities

Cash used for investing activities in 2012 was approximately $110 k.  Cash used for investing activities in 2011 and 2010 were $59 k and $ 27 k respectively.  Cash flows used in investing activities for all three years were due primarily to capital expenditures to expand design and production capacity.  Our expectation for 2013 is that we will continue to invest between $200 k and $250 k in equipment supporting new product development.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  Net Cash provided by financing activities for the year as of 12/31/12 was $1.753 million. At December 31, 2012, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  The Company’s cash needs for working capital, debt service and capital equipment during 2013 are expected to be met by cash flows from operations and cash balances, the existing bank loan facility, a working capital loan funded by a director, and if necessary additional notes payable funding from established sources.

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

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

Item 7A.  Quantitative and Qualitative Disclosures about market Risk. (Not Applicable)

Item 8.  Financial Statements and Supplementary Data.

The financial statements and financial statement schedules of CAPC as well as supplementary data are listed in Item 13 below and included before the signature page to this report on Form 10-K.

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

This annual report does not include an attestation report of CAPC’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by CAPC’s registered public accounting firm pursuant to rules of the Commission that permit CAPC to provide only management’s report in this annual report on Form 10-K.

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

The Company typically elects directors by written consent because a majority of the voting securities are held by members of the Company’s management and a former director and officer and his wife. The Company has been unable to date to obtain sufficient written consents to date to elect the proposed management slate of director nominees without conducting a general solicitation subject to Regulation 14A or Regulation 14C reporting requirements. Further, the Company may propose resolutions requiring shareholder approval at a shareholder meeting requiring a general solicitation under Regulation 14A, but such proposals are not ready for presentation for shareholder approval. For these and other reasons, the Company may be unable to file an information statement or proxy statement within the required 120 days after the end of its fiscal year and, as such, the Company is completing this Part III of the Report on Form 10K for the fiscal year ending December 31, 2012.

POLICY REGARDING BOARD ATTENDANCE

Company directors are expected to attend all annual and special board meetings per Company policy.  An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors.  In fiscal year 2012, all directors attended at least 75% of all board meetings.

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

The Company has adopted a Code of Ethics, which is posted on http://capstonecompaniesinc.com.  The contents of the Company Website are not incorporated herein by reference and that Website provided in this Information Statement is intended to be an inactive textual reference only.

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a) (58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's independent public auditors, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2012 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an independent director under applicable NASDAQ standards.

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

In this context, the Audit Committee hereby reports as follows:

(1)
Company’s management has represented to the Audit Committee that the 2012 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for fiscal year 2012 with Company’s management and the independent registered public accounting firm.

(2)
The Audit Committee has received written disclosures and a letter from the independent registered public accounting firm, Robison Hill & Company, required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committee”) and has discussed with Robison Hill & Company their independence.

(3)
Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10K  for the fiscal year ended December 31, 2012, as filed with the Commission on March 27, 2013.

The foregoing report is provided by the undersigned members of the Audit Committee.

/s/Jeffrey Guzy
Jeffrey Guzy, Chairman
March 27, 2013

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

OBJECTIVES

The Compensation Committee is primarily responsible for reviewing the compensation  arrangements for the Company's executive  officers,  including the Chief Executive  Officer and Chairman of the Board,  and  for  administering  the  Company's  stock-based compensation plans. The Compensation Committee was established in January 2005. The Compensation Committee held one meeting in fiscal year 2012.  Larry Sloven, Jeffrey Guzy and Jeff Postal are committee members for 2012.  The Company believes that Mr. Guzy is an independent director under applicable NASDAQ standards.  Mr. Sloven is not deemed to meet those standards because of his company's product development and outsourcing relationship with the Company.

On February 5, 2008, the Board of Directors changed the Compensation Committee to be the “Compensation and Nominating Committee” with the same membership as stated above.  The charter of the new committee is on the Company’s Web Site. The Company is looking for independent directors to fill the Compensation Committee and, until such candidates are found, Mr. Sloven was asked to sit as a member of the Compensation and Nominating Committee.

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

The Compensation and Nominating Committee, together with our board, establishes compensation for our Chief Executive Officer and our other executive officers and administers the 2005 Equity Plan. The Compensation Committee has a written charter, which is available on the Company Web Site (located at http://www.capstonecompaniesinc.com).

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

The Compensation and Nominating Committee did not use outside consultants in fiscal year 2012.  It used compensation arrangements by other microcap companies to judge the appropriateness of the Company compensation arrangements.
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

The Company does not have an Employee Stock Purchase Plan that provides employees with the opportunity to purchase shares of the Common Stock.  Our practice was to make periodic annual equity grants to our executives.  In determining equity grants for executives, we considered the importance of each employee to accomplishing our strategic goals.

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

CODE OF ETHICS

The Company has a code of ethics that  applies to all of the  Company's employees, including  its  principal  executive  officer,  principal  financial officer and principal  accounting officer, and its Board. A copy of this code is available on http://www.capstonecompaniesinc.com.  The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8K.

DIRECTOR MEETINGS IN FISCAL YEAR 2012

The Board of Directors had three official meetings in fiscal year 2012.  During fiscal year 2012, all of the directors attended 75% or more of all meetings of the Board, which were held during the period of time that such person served on the Board or such committee.

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

If the candidate is deemed eligible for election to the Board of Directors, the Nominating and Compensation Committee will then evaluate the prospective nominee to determine if he or she possesses the following qualifications, qualities or skills:

•	contributions to the range of talent, skill and expertise appropriate for the Board;
•	financial, regulatory and business experience, knowledge of the operations of public companies and ability to read and understand financial statements;
•	familiarity with the Company’s market;
•	personal and professional integrity, honesty and reputation;
•	the ability to represent the best interests of the shareholders of the Company and the best interests of the institution;
•	the ability to devote sufficient time and energy to the performance of his or her duties; and
•	independence under applicable Commission and listing definitions.

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

Consideration of Recommendation by Stockholders.  It is the policy of the Nominating and Compensation Committee of the Board of Directors of the Company to consider director candidates recommended by stockholders who appear to be qualified to serve on the Company’s Board of Directors.  The Nominating and Compensation Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Nominating and Compensation Committee does not perceive a need to increase the size of the Board of Directors.  To avoid the unnecessary use of the Nominating and Compensation Committee’s resources, the Nominating and Compensation Committee will consider only those director candidates recommended in accordance with the procedures set forth below.

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 61, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 57, is the Interim Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.
Jill Mohler, age 49, Secretary since February 5, 2008.  Ms. Mohler served in the Ohio Air National Guard from 1982 to 1989.  Ms. Mohler graduated with honors from DeVry University with a Bachelor’s Degree in Business Administration in October 2006.  She began working as Executive Assistant under Stewart Wallach at CAPC in January 2008. On December 31, 2012, Jill Mohler resigned from the Company.

4.	Aimee Lev-Har, age 35 was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC Corporation.

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

Based solely upon a review of the copies of such forms furnished to the Company or other written representations, the Company believes that all of Section 16(a) filing requirements were met during fiscal year 2012 by the Company’s directors and officers.

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

Competitive Market

We have one independent director and also professional advisors who check the compensation level of other microcap companies in consumer goods from time to time to ensure that our compensation levels are reasonable.   In 2012, we did not benchmark compensation. Compensation was last benchmarked in 2008, when independent director and outside legal counsel reviewed compensation of executives at several peer companies holding equivalent positions or having similar responsibilities as our senior officers. The peer companies utilized in the 2008 analysis were engaged in some segment of consumer goods and were microcap companies (some having less or greater resources and operating income than our company).   The companies reviewed were:

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

•
reviewing the structure and competitiveness of our executive compensation programs to attract and retain superior executive officers, motivate officers to achieve business goals and objectives, and align the interests of executive officers with the long-term interests of our shareholders;

•
reviewing and evaluating annually the performance of  officers in light of company goals and objectives and approving their compensation packages, including base salaries (if at issue or in consideration), long-term incentive and stock based compensation and perquisites;

•	monitoring the effectiveness of the Company’s sole incentive stock option plan and approving annual financial targets for officers; and
•
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

Role of the Compensation Consultant

While we may consult industry sources on compensation for executives, we have not engaged a consultant to analyze our compensation levels.

Executive Compensation Components

For 2012, the principal components of compensation for each officer were:

•	base salary;
•	annual incentive;
•	long-term incentive compensation (restricted stock awards); and
•	perquisites and other benefits.

Our company endeavors to strike an appropriate balance between long-term and current cash compensation.  The current executives are key to the ability of the Company to conduct its business because of their individual experience and relationships in our current business line.  Their compensation reflects their individual value to the ability of the Company to conduct its current business.

EXECUTIVE COMPENSATION

Set forth below is the approved compensation of each officer for each year of their agreements in 2012, 2011, 2010 and 2009.  Each of the officers served as a director of the Company in fiscal year 2012 but they were not compensated for such service.

Name & Principal Position	Year	Salary $	Bonus (6) $	Stock Awards $	Non-Equity Incentives (7) $	All Other $	TOTAL $
Stewart Wallach	2012	$273,488	-0-	-0-	-0-	-0-	$272,237
Chief Executive	2011	$260,465	-0-	-0-	-0-	-0-	$260,463
Officer (1,2,3)	2010	$248,060	-0-	-0-	-0-	-0-	$248,060
	2009	$236,250	-0-	-0-	-0-	-0-	$236,250
Gerry McClinton(1,4,5)	2012	$182,325	-0-	-0-	-0-	-0-	$181.403
Operating Officer	2010	$173,643	-0-	-0-	-0-	-0-	$173,643
& CFO	2010	$165,375	-0-	-0-	-0-	-0-	$165,375
	2009	$157,500	-0-	-0-	-0-	-0-	$157,500

Footnotes:

(1)	Each Employment Agreement provides for an annual minimum salary increase of 5%.
(2)	Although approved for a salary of $260,463, Stewart Wallach took a voluntary salary reduction and earned $180,000 in 2011.
(3)	Although approved for a salary of $248,060, Stewart Wallach took a voluntary salary reduction and earned $186,923 in 2010.
(4)	Although approved for a salary of $173,643, Gerry McClinton took a voluntary salary reduction and earned $146,250 in 2011.
(5)	Although approved for a salary of $165,375, Gerry McClinton took a voluntary salary reduction and earned $124,615. In 2010.
(6)	The Company has no non-equity incentive plans.
(7)
The Company has no established bonus plan.  Any bonus payments are made ad hoc upon recommendation of Nominating and Compensation Committee and approval by Board of Directors.  Bonuses are only paid on a performance basis.

EMPLOYMENT AGREEMENTS

On March 1, 2013, the Company amended the terms of the employment agreements for Stewart Wallach and Gerry McClinton, extending the agreement term to February 5, 2016.  These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

(1)
Stewart Wallach, Chief Executive Officer and President. The 2008 employment agreement provides for an annual salary of $225,000 with a minimum annual increase in base salary of 5%.  Mr. Wallach may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights. Mr. Wallach earned $272,237 in base salary for fiscal year 2012.  Mr. Wallach was entitled to a base salary of $260,463 for fiscal year 2011; however, his actual base salary in fiscal year 2011 was $180,000 because of a voluntary salary reduction for 2011.  Mr. Wallach was entitled to a base salary of $248,062 for fiscal year 2010; however, his actual base salary in fiscal year 2010 was $186,923 because of a voluntary salary reduction for 2010.

(2)
Gerry McClinton, Chief Operating Officer and Chief Financial Officer. The 2008 employment agreement provides for an annual salary of $150,000 with a minimum annual increase in base salary of 5%.  Mr. McClinton may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights. Mr. McClinton earned $181,403 in base salary in fiscal year 2012. Mr. McClinton was entitled to a base salary of $173,643 in fiscal year 2011; however, his actual base salary in fiscal year 2011 was $146,250 because of a voluntary salary reduction for 2011.  Mr. McClinton was entitled to a base salary of $165,375 in fiscal year 2010; however, his actual base salary in fiscal year 2010 was $124,615 because of a voluntary salary reduction for 2010.

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

Om March 1st, 2013 ,the employment agreements  which have a three-year term,  have been amended for the second time, to extend the term for an additional 3 years (from February 5, 2013  until February 5, 2016).  These employment agreements can be extended by mutual consent of the parties for up to three (3) additional years.  Previously, on February 1, 2011, the employment agreements for Stewart Wallach and Gerry McClinton were extended to February 5, 2013, unanimously approved by the Board of Directors on February 1, 2011. The employment agreements have an anti-competition provision for 18 months after the end of employment.

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which are filed as exhibits to the Form 10K by the Company for fiscal year ended December 31, 2012  (as filed by the Company with the SEC on March 27, 2013).

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY

Name	No. of Shares Underlying	% of Total Options Granted Employees in FY2012	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in FY2012
Stewart Wallach	24,498,039	-0-	4/27/2017	-0-	-0-
Gerry McClinton	26,630,000	-0-	4/27/2017	-0-	-0-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL($)
Stewart Wallach	2012	-0-	-0-	-0-	-0-	-0-
Chief Executive	2011	-0-	-0-	-0-	-0-	-0-
Officer	2010	-0-	-0-	-0-	-0-	-0-

Gerry McClinton	2012	-0-	-0-	-0-	-0-	-0-
Chief Operating	2011	-0-	-0-	-0-	-0-	-0-
Officer & Chief	2011	-0-	-0-	-0-	-0-	-0-
Financial Officer

FOOTNOTES:  (1) There were no 401(k) match by the Company and no medical supplemental payments by the Company in any of the years specified.

Outstanding Equity Awards as Fiscal Year Ended 2012 Table

OPTIONS(1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	24,498,039.029		4/27/2017
Gerry McClinton	32,250,000.029		4/27/2017

Footnotes:  (1) The Company does not have any stock awards for the years specified.

2012 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-0-	-0-
Gerry McClinton	-0-	-0-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$287,162	-0-	$11,350	$22,000	$320,512
Gerry McClinton	$191,441	-0-	$11,350	$22,000	$224,791

Indemnification.

CAPC has entered into indemnification agreements with its directors and executive officers. Under these agreements, the CAPC has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the CAPC could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the CAPC maintains directors and officers liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 11, 2013, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock".  The table below sets forth, as of  March 11, 2013, (“Record Date”),  certain  information  with  respect to the Common Stock  beneficially owned by (i) each Director,  nominee and executive  officer of the Company;  (i) each person who owns  beneficially  more than 5% of the common stock;  and (iii) all Directors,  nominees and executive officers as a group. The table below also shows ownership as of the Record Date of shares of Series B Convertible Redeemable Preferred Stock, $0.10 par value, or the "Preferred Stock," which shares have no voting rights and shows ownership as of the Record Date. The table also shows ownership as of the Record Date of shares of Series C Convertible Redeemable Preferred Stock, $1.00 par value, or the Preferred Stock which shares have no voting rights.  There were 657,760,532shares of Common Stock outstanding on the Record Date and 1,000 shares of Preferred C Stock were outstanding as of March 11, 2013.

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
as of March 11, 2013
				% OF STOCK
			STOCK OWNERSHIP	OWNERSHIP
			AFTER	AFTER
			CONVERSION OF	CONVERSION OF
			ALL OPTIONS &	ALL OPTIONS &
			WARRANTS PLUS	WARRANTS PLUS
			THOSE	THOSE
		PERCENTAGE	EXERCISEABLE	EXERCISEABLE	ALL OPTION WARRANT
	STOCK	OF STOCK	WITHIN THE NEXT	WITHIN THE NEXT	SHARES
NAME, ADDRESS & TITLE	OWNERSHIP	OWNERSHIP	60 DAYS	60 DAYS	VESTED	NOT VESTED
Stewart Wallach, CEO, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (2)	147,618,822	22.4%	172,116,861	23.5%	24,498,039	0
Gerry McClinton, CFO, COO & Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (3)	504,949	0.1%	32,754,949	4.5%	32,250,000	0
Laurie Holtz, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (4)	4,628,300	0.7%	7,128,300	1.0%	2,000,000	500,000
Jeff Postal, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (5)	62,963,177	9.6%	70,463,177	9.6%	6,000,000	1,500,000
Jill Mohler, Secretary, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (6)	0	0.0%	600,000	0.1%	600,000	0
Jeff Guzy, Director, Director, 3130 19th St North, Arlington, VA 22201 (7)	832,000	0.1%	5,332,000	0.7%	3,000,000	1,500,000
Larry Sloven, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (8)	792,000	0.1%	3,792,000	0.5%	2,000,000	1,000,000

ALL OFFICERS & DIRECTORS AS A GROUP	217,339,248	33.0%	292,187,287	39.9%	70,348,039	4,500,000

PRINCIPAL SHAREHOLDERS
Bart Fisher, 9009 Potomac Forest Drive, Great Falls, VA 22066 (9) (10)	28,942,919	4.4%	28,942,919	4.0%	0	0
Margaret Fisher, 9009 Potomac Forest Drive, Great Falls, VA 22066	45,429,136	6.9%	45,429,136	6.2%	0	0

SUBTOTAL PRINCIPAL SHAREHOLDERS	74,372,055	11.3%	74,372,055	10.2%	0	0

TOTAL	291,711,303	44.3%	366,559,342	50.1%	70,348,039	4,000,000

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
(6)  Ms. Mohler was appointed as Secretary on February 5, 2008, and replaced Gerry McClinton, who resigned on that same date to focus on his duties as Chief Operating Officer.  Ms. Mohler was granted a non-qualified stock option for 150,000 shares of Common Stock in 2008 as part of her compensation arrangement.   On June 15, 2010, an additional 300,000 shares were granted under a non-qualified stock option agreement. On July 19, 2011, Ms. Mohler was granted another 150,000 shares of Common Stock under a non-qualified stock option agreement.
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

The CAPC Board adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members.  The policy governs transaction in which the value exceeds or is expected to exceed $120,000 in a single calendar year.

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

Name of Lending Officer or Director	Amount of Principal of Loan	Interest Rate	Maturity Date	Principal Balance as of March 1, 2013
Stewart Wallach	$51,500	8%	01/02/2014	$51,500
JWTR Holdings LLC	$51,500	8%	01/02/2014	$51,500
Stewart Wallach	$37,500	8%	01/02/2014	$37,500
JWTR Holdings LLC	$37,500	8%	01/02/2014	$37,500
Stewart Wallach	$209,473	8%	01/02/2014	$209,473
JWTR Holdings LLC	$209,473	8%	01/02/2014	$209,473
Stewart Wallach	$50,000	8%	01/02/2014	$50,000
Stewart Wallach	$100,000	8%	01/02/2014	$100,000
Stewart Wallach	$50,000	8%	01/02/2014	$50,000
Stewart Wallach	$75,000	8%	01/02/2014	$75,000
Jeffrey Postal	$250,000	8%	01/02/2014	$250,000
Jeffrey Postal	$100,000	8%	01/02/2014	$100,000
Group Nexus LLC	$150,000	8%	01/02/2014	$150,000
Postal Capital Funding	$375,000	8%	01/02/2014	$475,000
Total	$1,746,946			$1,846,946

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees	$61,849	$57,309
Tax Fees	$2,750	$2,500
Total	$64,599	$59,809

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

The Audit Committee pre-approved 100% of the Company's 2012 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission’s final pre-approval rules.

Part IV
Item 15.  Exhibits, and Reports on Form 8-K
(a) The following documents are filed as part of this report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants
F-2 Consolidated Balance Sheets as of December 31, 2012, and 2011
F-3 Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
F-4 Consolidated Statement of Stockholders' Equity For the Years Ended December 31, 2012 and 2011
F-5 Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
F-6 Notes to Consolidated Financial Statements

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

2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amended and Restated Articles of Incorporation of Capstone Companies, Inc. ∞
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.^^
10.7	2011 Employment Agreement by Stewart Wallach and CHDT Corp.^^
10.8	2011 Employment Agreement by James Gerald (Gerry) McClinton and CHDT Corp. ^^
10.9	2011 Employment Agreement by Howard Ullman and CHDT Corp.^^
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation^^
10.12	Working Capital Loan Agreement, dated April 1, 2012, between Capstone Companies, Inc. and Postal Capital Funding, L.L.C. ∞∞
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^

*	Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
**	Incorporated by reference to Exhibit 3(I) to the Form 8-K filed by CHDT Corporation with the Commission on July 10, 2007.
***	Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
****	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CHDT Corp. With the Commission on November 6, 2007.
+	Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 31, 2006.
++	Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 26, 2007.
+++	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CHDT Corporation with the Commission on September 18, 2006.
++++	Incorporated by reference to Exhibit 99 to the Form 8-K filed by CHDT Corp. With the Commission on December 3, 2007.
+++++	Incorporated by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2006 and filed by CHDT Corp. With the Commission on April 17, 2007.
∞	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on July 14, 2009.
∞∞	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by Capstone Industries, Inc. with the Commission on April 6, 2012.
^^	Filed as an exhibit to the Form 10-K for the fiscal year ending December 31, 2007.
^	Filed Herein.

(b) Reports on Form 8-K filed.

The following reports were filed during the 2012 fiscal year:  Form 8-K, March 15, 2012; Form 8-K March 15, 2012; Form 8-K, April 6, 2012; Form 8-K, May 21, 2012; Form 8-K Amendment, May 25, 2012; Form 8-K, June 6, 2012; Form 8-K, July 9, 2012; Form 8-K, July 12, 2012; Form 8-K, August 17, 2012; Form 8-K Amendment, August 21, 2012; and Form 8-K, November 19, 2012.

CHDT CORPORATION
AND SUBSIDIARIES

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2012 AND 2011

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
December 31, 2012 and 2011	F - 2

Consolidated Statements of Operations for the
Years Ended December 31, 2012 and 2011	F - 3

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2012 and 2011	F - 4

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2012 and 2011	F - 5

Notes to Consolidated Financial Statements	F - 6

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Capstone Companies, Inc. and Subsidiaries
(formerly CHDT Corporation)

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries (formerly CHDT Corporation) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Companies, Inc. and Subsidiaries (formerly CHDT Corporation) as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 22, 2013

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets:
Current Assets:
Cash	$411,259	$164,610
Accounts receivable - net	2,673,555	1,477,279
Inventory	584,370	58,717
Prepaid expense	351,003	417,743
Total Current Assets	4,020,187	2,118,349

Fixed Assets:
Computer equipment & software	66,448	64,047
Machinery and equipment	654,401	546,919
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(597,042)	(546,193)
Total Fixed Assets	129,472	70,438

Other Non-current Assets:
Product development costs - net	27,280	13,624
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,963,300	1,949,644
Total Assets	$6,112,959	$4,138,431

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$1,114,166	$526,936
Note payable - Sterling Factors	1,245,159	441,607
Notes and loans payable to related parties - current maturities	602,148	-
Total Current Liabilities	2,961,473	968,543

Long Term Liabilities
Notes and loans payable to related parties - Long Term	2,023,283	1,531,215
Total Liabilities	4,984,756	2,499,758

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 655,885,532 & 649,510,532 shares issued at December 31, 2012 December 31, 2011	65,589	64,951
Additional paid-in capital	7,137,933	7,041,858
Accumulated deficit	(6,076,319)	(5,469,136)
Total Stockholders' Equity	1,128,203	1,638,673
Total Liabilities and Stockholders’ Equity	$6,112,959	$4,138,431

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2012	2011

Revenues	$8,362,964	$10,248,840
Cost of Sales	(6,574,912)	(7,770,823)
Gross Profit	1,788,052	2,478,017

Operating Expenses:
Sales and marketing	364,263	146,355
Compensation	900,628	798,125
Professional fees	269,335	96,163
Product Development	227,087	197,290
Other general and administrative	359,795	368,534
Total Operating Expenses	2,121,108	1,606,467

Net Operating Income (Loss)	(333,056)	871,550

Other Income (Expense):
Interest expense	(274,127)	(295,946)
Total Other Income (Expense)	(274,127)	(295,946)

Net Income (Loss)	$(607,183)	$575,604

Income (Loss) per Common Share
Basic	$-	$-
Diluted	$-	$-

Weighted Average Shares Outstanding
Basic	650,724,916	649,510,532
Diluted	810,671,493	804,957,109

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit
Balance at January 1, 2011	-	$-	-	$-	1,000	$1,000	649,510,532	$64,951	$6,961,172	$(6,044,740)

Stock options for compensation	-	-	-	-	-	-	-	-	80,686	-
Net Loss	-	-	-	-	-	-	-	-	-	575,604

Balance at December 31, 2011	-	-	-	-	1,000	1,000	649,510,532	64,951	7,041,858	(5,469,136)

Common shares issued for consulting Fees	-	-	-	-	-	-	6,375,000	638	59,325	-
Stock options for compensation	-	-	-	-	-	-	-	-	36,750	-
Net Income	-	-	-	-	-	-	-	-	-	(607,183)
Balance at December 31, 2012	-	$-	-	$-	1,000	$1,000	655,885,532	$65,589	$7,137,933	$(6,076,319)

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(607,183)	$575,604
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	59,963	-
Depreciation and amortization	71,153	81,245
Compensation expense from stock options	36,750	80,686
(Increase) decrease in accounts receivable	(1,196,276)	(220,366)
(Increase) decrease in inventory	(525,653)	329,273
(Increase) decrease in prepaid expenses	66,740	109,819
(Increase) decrease in deposits	-	-
(Increase) decrease in other assets	(33,960)	(16,755)
Increase (decrease) in accounts payable and accrued expenses	587,230	259,648
Increase (decrease) in accrued interest on notes payable	144,216	82,019
Net cash provided by (used in) operating activities	(1,397,020)	1,281,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(109,883)	(59,381)
Net cash provided by (used in) investing activities	(109,883)	(59,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,568,000	8,345,000
Repayments of notes payable	(6,764,448)	(8,793,100)
Proceeds from notes and loans payable to related parties	3,043,000	2,400,000
Repayments of notes and loans payable to related parties	(2,093,000)	(3,124,321)
Net cash provided by financing activities	1,753,552	(1,172,421)

Net (Decrease) Increase in Cash and Cash Equivalents	246,649	49,371
Cash and Cash Equivalents at Beginning of Period	164,610	115,239
Cash and Cash Equivalents at End of Period	$411,259	$164,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$71,802	$213,925
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related Party Receivable applied against Related Party Payable	$-	$47,941

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

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in four primary business segments: Induction Charged Power Failure Lights, Motion Sensor Lights, Portable Book and Task Lights and Door Security Monitor.  The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party manufacturing companies.

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

As of December 31, 2012, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $584,370 and $58,717 at December 31, 2012 and December 31, 2011, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight- line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2011 or through December 31, 2012.

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

Depreciation expense was $50,849 and $ 59,218 for the nine months ended December 31, 2012 and 2011, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate impairment.  The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2012, whereas the fair value of the intangible asset exceeds its carrying amount.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At December 31, 2012 and 2011, the total number of potentially dilutive common stock equivalents was 159,946,577 and 155,446,577 respectively.

Principles of Consolidation

The consolidated financial statements for the twelve months ended December 31, 2012 and 2011 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C (formerly Black Box Innovations, L.L.C.), Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at December 31, 2012 and 2011 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $78,155 and $ 40,677 for the twelve months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $109,623 and $95,926for the twelve months ended December 31, 2012 and 2011, respectively.

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

On August 6, 2012, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  The Company Secretary left the Company and 150,000 stock options were cancelled. For the twelve months ended December  31, 2012, the Company recognized compensation expense of $20,250.  Additional compensation expense to be recognized over the vesting period is estimated at $20,250 for a total of $40,500.

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

Stock-Based Compensation Expense

Stock-based compensation for the twelve months ended December  31, 2012 and 2011was $36,750 and $80,686 respectively...

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. The Company believes the adoption of ASU 2012-02 will not have a material impact on its consolidated financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of December31, 2012, the Company had $47,386  in excess of FDIC limits.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had three customers who comprised at least ten percent (10%) of gross revenue during the fiscal years ended December 31, 2012 and 2011.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2012	2011	2012	2011
Customer A	60%	55%	$2,208,495	$1,014,690
Customer B	10%	19%	464,601	488,468
Customer C	12%	13%	35,435	0
	82%	87%	$2,708,531	$1,503,158

Major Vendors

The Company had two vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2012 and December 31, 2011 . The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2012	2011	2012	2011
Vendor A	81%	62%	$818,883	$291,350
Vendor B	13%	35%	28,834	350
	94%	97%	$847,717	$291,700

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding,(now called Sterling National Bank) , located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  Capstone Companies, Inc., formerly (CHDT Corp) and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2011, the balance due to Sterling was $441,607.  As of December 31, 2012, the balance due to Sterling was $1,245,159

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

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

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.
On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before January 2, 2014.  At December 31, 2011, the total amount payable on the reassigned notes to Stewart Wallach was $216,498 which includes accrued interest of $7025 and JWTR Holdings, LLC was $216,498 which includes accrued interest of $7,025.  At December 31, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $233,256 which includes accrued interest of $23,783 and JWTR Holdings; LLC was $233,256 which includes accrued interest of $23,783.  For the revised notes the interest payments are being accrued monthly to the note holders.  As of December 31, 2012 the total combined balance due on these two notes was $466,512 which includes interest of $47,566.

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  At December 31, 2011, the total amount payable on this note was $290,000 including interest of $40,000.  At December 31, 2012, the total amount payable on this note was $310,000 including interest of $60,000.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  At December 31, 2011 the total amount payable on this note was $114,466 including interest of $14,466.  At December 31, 2012 the total amount payable on this note was $122,466 including interest of $22,466.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2011 the total amount payable on this note was $84,847, including interest of $9,847.  At December 31, 2012 the total amount payable on this note was $90,847, including interest of $15,847.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2011 the total amount payable on this note was $168,674 including interest of $18,674.  At December 31, 2012 the total amount payable on this note was $180,674 including interest of $30,674.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2014 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2011 the total amount due on these notes was $232,000, including interest of $32,000.  At December 31, 2012 the total amount due on these notes was $248,000 including interest of $48,000.

Capstone Industries – Notes Payable to Officers and Directors

On July 16, 2007, Capstone Industries executed a $103,000 promissory note payable to a director of the Company.  As amended, the note carries an interest rate of 8% per annum and is due on or before January 2, 2013.  In December 2008, the Company borrowed an additional $75,000 from this director.  As amended, this note was due on or before January 2, 2013, but it has been extended and is due on or before January 2, 2014. These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement  with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase all of Howard Ullman’s notes including the subordinated notes. The original terms of all notes would remain the same.  On July 12, 2011 the subordinated note payable was reassigned by Howard Ullman, to Stewart Wallach director and JWTR Holding LLC.  The original note balance of $178,000 was reassigned to Stewart Wallach and to JWTR Holdings LLC. For the year 2011 the interest payments were paid monthly to the note holder as of July 31, 2011. As amended, this note was due on or before January 2, 2013 but it has been extended and is due on or before January 2, 2014.

At December 31, 2011 the total amount due on these two notes was $208,232, including interest of $30,232.  At December 31, 2012 the total amount due on these two notes was $222,472, including interest of $44,472.Purchase Order Assignment- Funding Agreements

During the Second Quarter 2012, Capstone Industries, Inc. received a $432,000 loan from George Wolf who is a business partner of the CEO. The loan is due on or before August 31, 2012 and carries an interest rate of 1.0% simple interest per month (12% annual).  As of December 31, 2012 the note balance was paid in full.

During the Second Quarter 2012, Capstone Industries, Inc. received a $746,000 loan from Jeffrey Postal a director of the Company. The loan is due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual).  As of December 31, 2012 the total amount due on these notes was $602,148 including interest of $27,148.

During the Second Quarter 2012, Capstone Industries, Inc. received a $375,000 loan from Phyllis Postal. Mrs. Postal is a mother of a director of the Company. The loan was due on or before September 30, 2012 and carried an interest rate of 1.0% simple interest per month (12% annual).  During the Third Quarter 2012, an additional $150,000 loan was received and then the entire balance was paid in full in September 2012. As of December 31, 2012 the total amount due on these notes was $0.00.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

During the Third Quarter 2012, Capstone Industries, Inc. received a $220,000 loan from Everett Fleisig who is the father in law of an officer of the company. The loan is due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual). As of December 31, 2012 the total amount due on this note was $0.00.

On October 10, 2012, the Company entered into agreement with Phyllis Postal, which carried a simple interest rate of 1% per month (12% annual), the Company received $200,000 under this agreement which was paid in full with accrued interest as of December 31, 2012.

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who is a director and director and senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed were to be repaid by April 1, 2013 at an interest rate of 8%.  As amended, this note is due on or before January 2, 2014.  As of December 31, 2012, the loan balance under this agreement was $382,310 including interest of $7,310.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of December 31, 2012 was 2,625,429 including accrued interest of $144,216.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December, 31,
2013	$602,148
2014	2,023,281
2015	-
2016	-
2017	-
Total future maturities	2,625,429

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.

Rental expense under these leases was approximately $56,158 and $55,870 for the periods ended December 31, 2012 and 2011, respectively.

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  For 2009, Mr. Wallach was paid $236,250, and for 2010 Mr. Wallach was paid $175,412.  For 2011 Mr. Wallach was paid was paid $180,000 and for 2012 he was paid $260,033.  An amount of $40,233 has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses for deferred wages in 2011.  This balance remains unpaid at December 31, 2012 and continues to be reported as part of accounts payable and accrued expenses.  The term of the contract begins February 5, 2008 and ends on February 5, 2011, but the term of the contract was extended for a further two years through February 5, 2013.  The Compensation Committee has further extended the agreement with the same terms for a further two years through February 5, 2015.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

On February 5, 2008, the Company entered into an Employment Agreement with Gerry McClinton, the Company’s Chief Operating Officer, whereby Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year.  For 2009, Mr. McClinton was paid $157,500 and for 2010 Mr. McClinton was paid $113,546. For 2011, Mr McClinton was paid $146,250 and for 2012 he was paid $187,000.  An amount of $572 has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses for deferred wages in 2011.  This balance remains unpaid at December 31, 2012 and continues to be reported as part of accounts payable and accrued expenses.  The term of the contract begins February 5, 2008 and ends on February 5, 2011 but the term of the contract was extended for a further two years through February 5, 2013. The Compensation Committee has further extended the agreement with the same terms for a further two years through February 5, 2015.

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

NOTE 6 - STOCK TRANSACTIONS

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

On July 11, 2008, the Company received a loan from a director of $250,000.  As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375 which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.  These warrants expire July 10, 2013.

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

NOTE 6 - STOCK TRANSACTIONS (continued)

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

NOTE 6 - STOCK TRANSACTIONS (continued)

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

NOTE 6 - STOCK TRANSACTIONS (continued)

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

NOTE 6 - STOCK TRANSACTIONS (continued)

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – 1.80 – 3.22%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the six months ended December 31, 2011 and June 30, 2012, the Company recognized compensation expense of $ 16,500 respectively, for a total compensation expense of $33,000 of compensation expense related to these stock options.  No further compensation expense will be recognized for these options.

On August 6, 2012, the Company granted 4,500,000 stock options to four directors of the Company and 150,000 stock options to the Company Secretary.  The options vest over one year.  The Company Secretary has subsequently left the Company and the 150,000 granted options that have been cancelled.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – .65 – 1.59%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the 6 months ended December31, 2012, the Company recognized compensation expense of $20,250 related to these stock options.  A further $20,250 of compensation expense will be recognized for these options through June 30, 2013.

The following table sets forth the Company’s stock options outstanding as of December 31, 2012 and December 31, 2011 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2011	69,733,333	$0.029	5.92	$-
Granted	4,650,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	4,500,000	0.029	-	-

Outstanding, December 31 , 2011	69,883,333	$0.029	5.26	$-
Granted	4,650,000	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(150,000)	-	-	-

Outstanding, December 31, 2012	74,383,333	$0.029	4.28	$-

Vested/exercisable at December 31, 2011	65,233,333	$0.029	5.30	$-
Vested/exercisable at December 31, 2012	69,883,333	$0.029	4.26	$-
NOTE 6 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	2.42	$.020	250,000
$.029	54,983,333	4.33	$.029	54,983,333
$.029	2,500,000	5.33	$.029	2,500,000
$.029	700,000	6.33	$.029	700,000
$.029	1,000,000	5.00	$.029	1,000,000
$.029	150,000	5.08	$.029	150,000
$.029	850,000	6.42	$.029	850,000
$.029	4,500,000	2.33	$.029	4,500,000
$.029	300,000	7.33	$.029	300,000
$.029	4,500,000	3.50	$.029	4,500,000
$.029	150,000	8.50	$.029	150,000
$.029	4,500,000	4.58	$.029	4,500,000

NOTE 7 - INCOME TAXES

As of December 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $4,600,000 that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2012	2011
Net Operating (Profit) Losses	$1,564,000	$1,326,000
Valuation Allowance	(1,564,000)	(1,326,000)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2012	2011
Provision (Benefit) at US Statutory Rate	$(206,000)	$196,000
State Income Tax	-	(32,000)
Depreciation and Amortization	(68,000)	(60,000)
Accrued Officer Compensation	-	14,000
Non-Deductible Stock Based Compensation	12,000	27,000
Other Differences	24,000	25,000
Increase (Decrease) in Valuation Allowance	238,000	(170,000)
Income Tax Provision (Benefit)	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the Florida Department of Revenue for the years ending December 31, 2009 through 2012.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2012 and 2011.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS

Other Assets at December 31, 2012 AND 2011 consists of the following:

	2012	2011	Life in Years

Packaging Artwork and Design	$275,432	241,472	2
Less: Accumulated Amortization	(248,152)	(227,848)
	$27,280	13,624

Amortization expense for the year ended December 31, 2012 and 2011 was $20,304 and 22,028.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CAPSTONE COMPANIES, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 27th day of March 2013.

CAPSTONE COMPANIES, INC.

Dated:   March 27, 2013

By

/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 27, 2013

/s/ Laurie Holtz
Laurie Holtz Director
March 27, 2013

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 27, 2013

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 27, 2013

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 27, 2013

/s/ Larry Sloven
Larry Sloven
Director
March 27, 2013