Form 10-Q
period 2013-03-31
CAPSTONE COMPANIES, INC.
filed 2013-05-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

(954) 252-3440
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2013, there were 657,760,532 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets:
Current Assets:
Cash	$242,560	$411,259
Accounts receivable - net	676,623	2,673,555
Inventory	497,268	584,370
Prepaid expense	376,958	351,003
Total Current Assets	1,793,409	4,020,187

Fixed Assets:
Computer equipment & software	66,448	66,448
Machinery and equipment	659,929	654,401
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(612,026)	(597,042)
Total Fixed Assets	120,016	129,472

Other Non-current Assets:
Product development costs - net	31,223	27,280
Investment (AC Kinetics)	500,000	-
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,467,243	1,963,300
Total Assets	$4,380,668	$6,112,959

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$276,023	$1,114,166
Note payable - Sterling Factors	402,676	1,245,159
Notes and loans payable to related parties - current maturities	2,935,557	602,148
Total Current Liabilities	3,614,256	2,961,473

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	2,023,283
Total Liabilities	3,614,256	4,984,756

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 657,760,532 & 655,885,532 shares issued at March 31, 2013 & December 31, 2012	65,778	65,589
Additional paid-in capital	7,161,933	7,137,933
Accumulated deficit	(6,462,299)	(6,076,319)
Total Stockholders' Equity	766,412	1,128,203
Total Liabilities and Stockholders’ Equity	$4,380,668	$6,112,959

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenues	$659,794	$338,670
Cost of Sales	(465,953)	(230,788)
Gross Profit	193,841	107,882

Operating Expenses:
Sales and marketing	57,314	49,187
Compensation	230,092	220,079
Professional fees	91,723	47,323
Product Development	23,619	27,102
Other general and administrative	103,369	80,435
Total Operating Expenses	506,117	424,126

Net Operating Income (Loss)	(312,276)	(316,244)

Other Income (Expense):
Interest expense	(73,704)	(31,931)
Total Other Income (Expense)	(73,704)	(31,931)

Net Income (Loss)	$(385,980)	$(348,175)

Income (Loss) per Common Share	$-	$-

Weighted Average Shares Outstanding	656,718,865	649,510,532

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(385,980)	$(348,175)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	14,064	-
Depreciation and amortization	21,148	12,174
Compensation expense from stock options	10,125	8,250
(Increase) decrease in accounts receivable	1,996,932	1,333,549
(Increase) decrease in inventory	87,102	(602,621)
(Increase) decrease in prepaid expenses	(25,955)	77,483
(Increase) decrease in other assets	(10,108)	(5,570)
Increase (decrease) in accounts payable and accrued expenses	(838,143)	(47,279)
Increase (decrease) in accrued interest on notes payable	20,127	27,363
Net cash provided by (used in) operating activities	889,312	455,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(500,000)	0
Purchase of property and equipment	(5,528)	(2,401)
Net cash provided by (used in) investing activities	(505,528)	(2,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,694,673	1,107,628
Repayments of notes payable	(2,537,156)	(1,525,023)
Proceeds from notes and loans payable to related parties	865,000	-
Repayments of notes and loans payable to related parties	(575,000)	-
Net cash provided by financing activities	(552,483)	(417,395)

Net (Decrease) Increase in Cash and Cash Equivalents	(168,699)	35,378
Cash and Cash Equivalents at Beginning of Period	411,259	164,610
Cash and Cash Equivalents at End of Period	$242,560	$199,988

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,984	$4,568
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC”), a Florida corporation (formerly, “CHDT Corporation”) and its wholly-owned subsidiaries (“Subsidiaries”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

Interim Financial Statements

The unaudited financial statements as of March 31, 2013 and for the three month period ended March 31, 2013 and 2012 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

As of March 31, 2013, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $497,268 and $584,370 at March 31, 2013 and December 31, 2012, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2013 or through December 31, 2012.

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

Depreciation expense was $14,984 and $ 8,727 for the period ended March 31, 2013 and 2012, respectively.

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

Principles of Consolidation

The consolidated financial statements for the three months ended March 31, 2013 and 2012 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C (formerly Black Box Innovations, L.L.C.), Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at March 31, 2013 and 2012 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Cost Method of Accounting for Investment

Investments in equity securities that do not have readily determinable fair values and do not qualify for consolidation or the equity method are carried at cost.  Dividends received from those companies are included in other income.  Dividends received in excess of the Company’s proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.  Other than temporary impairments to fair value are charged against current period income.

Reclassifications

Certain reclassifications have been made in the 2012 financial statements to conform to the 2013 presentation.  There were no material changes in classifications made to previously issued financial statements.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $3,617 and $ 28,615 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $39,499 and $11,662 for the three months ended March 31, 2013 and 2012, respectively.

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

On August 6, 2012, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  The Company Secretary left the Company and 150,000 stock options were cancelled. For the year ended December 31, 2012, the Company recognized compensation expense of $20,250.  For the three months ended March 31, 2013, the Company recognized an expense of $10,125.  Additional compensation expense to be recognized over the vesting period is estimated at $10,125 for a total of $40,500.

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

Stock-Based Compensation Expense

Stock-based compensation for the three months ended March 31, 2013 and 2012was $10,125 and $8,250 respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning October 1, 2012; however, early adoption is permitted. The Company’s adoption of ASU 2012-02 did not have a material impact on its consolidated financial statements.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of March31, 2013, the Company had zero funds in excess of FDIC limits.

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

Major Vendors

The Company had two vendors from which it purchased at least ten percent (10%) of merchandise during the fiscal year ended December 31, 2012 and December 31, 2011. The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2012	2011	2012	2011
Vendor A	81%	62%	$818,883	$291,350
Vendor B	13%	35%	28,834	350
	94%	97%	$847,717	$291,700

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding,(now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  Capstone Companies, Inc., formerly (CHDT Corp) and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2012, the balance due to Sterling was $1,245,159.  As of March 31, 2013, the balance due to Sterling was $402,676.

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before January 2, 2014.  At December 31, 2011, the total amount payable on the reassigned notes to Stewart Wallach was $216,498 which includes accrued interest of $7025 and JWTR Holdings, LLC was $216,498 which includes accrued interest of $7,025.  At December 31, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $233,256 which includes accrued interest of $23,783 and JWTR Holdings; LLC was $233,256 which includes accrued interest of $23,783.  For the revised notes the interest payments are being accrued monthly to the note holders.  As of March 31, 2013 the total combined balance due on these two notes was $474,776, which includes interest of $55,830.

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  At December 31, 2012, the total amount payable on this note was $310,000 including interest of $60,000.  At March 31, 2013, the total amount payable on this note was $314,932 including interest of $64,932.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  At December 31, 2012 the total amount payable on this note was $122,466 including interest of $22,466.  At March 31, 2013 the total amount payable on this note was $124,439 including interest of $24,439.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount payable on this note was $90,847 including interest of $15,847 .  At March 31, 2013 the total amount payable on this note was $92,326, including interest of $17,326.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount payable on this note was $180,674 including interest of $30,674.  At March 31, 2013 the total amount payable on this note was $183,633 including interest of $33,633.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2014 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount due on these notes was $248,000, including interest of $48,000.  At March 31, 2013 the total amount due on these notes was $251,945 including interest of $51,945.

On January 15, 2013, the company received a new loan of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. formerly (CHDT) with due date on or before January 14, 2014 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2013 the total amount payable on this note was $254,932 including interest of $4,932.

On January 15, 2013, the company received a new loan of $250,000 from a director of Capstone Companies, Inc. formerly (CHDT) with due date on or before January 14, 2014 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2013 the total amount payable on this note was $254,932 including interest of $4,932.

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

At December 31, 2012 the total amount due on these two notes was $222,472, including interest of $44,472.  At March 31, 2013 the total amount due on these two notes was $225,983, including interest of $47,983.

Purchase Order Assignment- Funding Agreements

During the Second Quarter 2012, Capstone Industries, Inc. received a $432,000 loan from George Wolf who is a business partner of the CEO. The loan is due on or before August 31, 2012 and carries an interest rate of 1.0% simple interest per month (12% annual).  As of December 31, 2012 the note balance was paid in full.

During the Second Quarter 2012, Capstone Industries, Inc. received a $746,000 loan from Jeffrey Postal a director of the Company. The loan is due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual).  As of December 31, 2012 the total amount due on these notes was $602,148 including interest of $27,148. During the first Quarter 2013, the loan balance was paid in full and the total amount due on these notes is $0.00.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

During the Second Quarter 2012, Capstone Industries, Inc. received a $375,000 loan from Phyllis Postal. Mrs. Postal is a mother of a director of the Company. The loan was due on or before September 30, 2012 and carried an interest rate of 1.0% simple interest per month (12% annual).  During the Third Quarter 2012, an additional $150,000 loan was received and then the entire balance was paid in full in September 2012. As of December 31, 2012 the total amount due on these notes is $0.00.

During the First Quarter 2013, Capstone Industries, Inc. received two notes from George Wolf who is business partner of the CEO Stewart Wallach, with payment due date of on or before January 02, 2014 and carries an interest rate of 1.0% simple interest per month (12% annual).  Note # 021313 dated February 13, 2013, total amount due at March 31, 2013 was $226,668, including interest of $1,668.  Note # 032013 dated March 20, 2013, total note amount due at March 31, 2013 was $40,145, including interest of $145.

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

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who is a director and director and senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed were to be repaid by April 1, 2013 at an interest rate of 8%.  As amended, this note is due on or before January 2, 2014.  As of December 31, 2012, the loan balance under this agreement was $382,310 including interest of $7,310. During the first quarter 2013, additional $100,000 loan was received by the company. As of March 31, 2013, the loan balance under this agreement was $490,847 including interest of $15,847.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of March 31, 2013 was 2,935,557 including accrued interest of $47,277.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December, 31,
2013	$0
2014	2,935,557
2015	-
2016	-
2017	-
Total future maturities	$2,935,557

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

Rental expense under these leases was approximately $13,968 and $13,968 for the periods ended March 31, 2013 and 2012, respectively.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the period ended December31, 2012, the Company recognized compensation expense of $20,250 related to these stock options. For the 3 months ended March 31st, 2013, $10,125 compensation expense was recognized. A further $10,125 of compensation expense will be recognized for these options through June 30, 2013.

The following table sets forth the Company’s stock options outstanding as of March 31, 2013 and December 31, 2012 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2012	69,883,333	$ 0.029	5.26	$ -
Granted	4,650,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	150,000	0.029	-	-

Outstanding, December31 , 2012	74,383,333	$ 0.029	4.28	$ -
Granted	0	-	-	-
Exercised	-	-	-	-
Forfeited/expired		-	-	-
Outstanding, March 31, 2013	74,383,333	$ 0.029	4.03	$ -

Vested/exercisable at December 31, 2012	69,883,333	$ 0.029	4.26	$ -
Vested/exercisable at March 31, 2013	69,883,333	$ 0.029	4.01	$ -

NOTE 6 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	2.17	$.020	250,000
$.029	54,983,333	4.08	$.029	54,983,333
$.029	2,500,000	5.08	$.029	2,500,000
$.029	700,000	6.08	$.029	700,000
$.029	1,000,000	4.75	$.029	1,000,000
$.029	150,000	4.83	$.029	150,000
$.029	850,000	6.17	$.029	850,000
$.029	4,500,000	2.08	$.029	4,500,000
$.029	300,000	7.08	$.029	300,000
$.029	4,500,000	3.25	$.029	4,500,000
$.029	150,000	8.25	$.029	150,000
$.029	4,500,000	4.33	$.029	4,500,000

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS

Other Assets at March 31, 2013 and 2012 consists of the following:

	2013	2012	Life in Years

Packaging Artwork and Design	$285,538	247,042	2
Less: Accumulated Amortization	(254,315)	(231,295)
	$31,223	15,747

Amortization expense for the year ended March 31, 2011 and 2012 was $6,164 and $3,447.

NOTE 9 – COST METHOD INVESTMENTS

On January 15, 2013, the Company entered into an agreement with AC Kinetics, Inc. to purchase 100 shares of AC  Kinetics Series A Preferred Stock for $500,000. These shares carry a liquidation preference in the amount of $500,000, are convertible at the companies demand into 3% of the outstanding shares of AC Kinetics common stock and have anti-dilution protection.

In addition, the Company and AC Kinetics have agreed to cooperate in the development and commercialization of consumer and industrial products to be solely owned by the Company.  AC Kinetics will be the Company’s advanced product developer. AC Kinetics will notify the appropriate technology departments at Massachusetts Institute of Technology (“MIT”) of the Company’s ability and desire to commercialize consumer and industrial products developed in the MIT incubator departments.

The Company and AC Kinetics also entered into a royalty agreement whereby, the Company will receive a 7% Royalty on any licensing revenues received by AC Kinetics for products sold by them.  This royalty agreement will terminate upon receipt by the Company of royalties of $500,000.

The aggregate carrying amount of cost method investments at March 31, 2013 and 2012 consisted of the following:

	2013	2012
AC Kinetics Series A Convertible Preferred Stock	$500,000	$0

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, during the three months ended March 31, 2013, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – Capstone Companies, Inc., a Florida corporation, (“CAPC,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets Group, Inc. and since July 6, 2012 under the trading symbol “CAPC.”  Prior to July 6, 2012, the Common Stock was quoted on the Bulletin Board of the Over-the-Counter quotation system under the trading symbol “CHDO.OB” and the Company’s name was CHDT Corporation. The Company made a name change by amendment of its charter and changed the trading symbol of its Common Stock by application to FINRA.  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.capstonecompaniesinc.com/Investor Relations when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with several fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of April 29, 2013, the Common Stock was trading at $.008 on the Bid Investment in our Common Stock, which is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Introduction.

The following discussion and analysis provides an introduction to our company, its strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2013 compared with the same period in 2012 and (ii) final liquidity and capital resources.

We are a public holding Company organized under the laws of the State of Florida and are a leading designer and manufacturer of specialty power failure lighting solutions and innovator of consumer products for the North American and Latin American retail markets.  We develop, manufacture and sell a broad range of stylish, innovative and easy to use consumer products including portable booklights, specialty booklights, multi-task lights, multi-function LED power failure lights and night lights, wireless motion sensor lights, power failure wall plates, and door security monitors that are designed to make today’s lifestyles simpler and safer.  Our products are sold under our wholly-owned subsidiary Capstone Industries Inc. brand name.  Capstone Companies, Inc. seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with products that make their lives simpler and safer.

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

Strategy

Our strategy is to develop and maintain positions of innovative and technical leadership by periodically introducing new ideas and concepts to our consumer product categories while maintaining low competitive prices.  We plan to leverage any product successes and any expanding channels as our brands continue to gain traction at retail levels by merchandisers, buyers and consumers.  This brand recognition and expanded product placement is expected to continue to increase annual sales growth in 2013.  Toward that end, the Company has initiated a rebranding effort that is intended to enhance its market image further and be more reflective of our emphasis on unique product innovations and technology advancements.  Further to the point of technology advancements and our strategy to continue to nourish the Company’s product development endeavors, the Company has engaged a US company, AC Kinetic Technologies, to confidentially explore and develop certain inventive concepts the Company has conceived that are deemed very complex and that will hopefully yield intellectual property which will distance the companies’ products from off the shelf products commonly marketed at retail.  The Company plans to exploit any resulting trade secret technologies within our own products and also make the technologies available for licensing to other companies that have distributions not currently served by other Capstone related companies.  We also plan to continually seek out and selectively acquire or invest in businesses with superior technical product development capabilities or that could benefit from our leadership position and strategic direction.  All forward planning product development roadmaps are also assessing possible benefits to be realized from US based production.

We have extensive experience with introducing new products into retail market channels and believe that provides us a competitive edge. Typically, we seek to find niche product opportunities that may be overlooked or underexploited by competitors, and believe that we can win a profitable niche of the market share.  We believe these opportunities exist with innovative, aesthetically-pleasing products that include the following characteristics:

•	Designed for an everyday use or task;
•	Affordable, that is we can produce with a reasonable profit within the range of manufacturer’s suggested retail price for such a product;
•	Represent value when compared with items produced or marketed by major consumer product companies on a national scale; and
•	Generates reasonable profit and profit margin opportunity with acceptable market penetration costs.

We believe that it can be more economical and efficient to continue to develop and manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States. However, as design technologies can influence the degree of hand labor in building its future products, the company expects the advantages it has realized by manufacturing solely in China to be challenged. In these cases, the Company will evaluate production opportunities in the U.S.

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

Products and Customers

We seek to be an innovative company in the design and development of a variety of lighting and other products that consumers would typically buy for functional purposes that we design for expanded use as well as aesthetics.  Our current largest selling product group is the Eco-i-Lite power failure light and nightlight program which was further expanded in 2012. This program accounted for 84.8% of our revenues in 2012, 57.7% in 2011, 63.8%, in 2010, and 61.05% of our revenues in 2009.  Our other current products include Pathway Lights® book and multi-task lights, Battery Powered Wireless Motion Sensor Lights and eBook-Lite, e reader lights and Door Security Monitor which was planned as our entry into the security products sector. All of our Capstone Industries branded products are focused on security and safety. We also plan to expand our product line into other growing lighting and security segments, specific to different region and market demands.

Since 2007, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Target, Wal-Mart, Sam’s Club, Costco, BJ’s Warehouse, Barnes & Noble, Brookstone, Meijer Stores, Office Depot, Fred Meyer-Kroger Stores, The Container Store, True Value, and Home Depot.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.

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

Due to our efforts at innovation and quality manufacturing standards, we believe CAPC is positioned to become a leading manufacturer in the rapidly growing home emergency lighting and security lighting sector and will continue to be a potential leader of power-failure lighting solutions for consumers in our industry segment.  Despite the global recession in 2008, 2009 and 2010, we believe that we were able to maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive expansion in the Americas. Our challenge is to attain better profit margins and attain profitability.

Sales and Marketing

CAPC’s products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations in certain developed nations, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involved direct company executive staff participation. The Company will also be targeting direct to retail clients through its Capstone International staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to Capstone International. This direct path will allow for broader and faster revenue expansion as product and brand developments are minimized.

Working Capital Requirements

During 2012 the Company made a strategic decision to extend its business model in an effort to expand distribution, so that products could now be offered from our Los Angeles warehouse for US domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-promotional periods. This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores.  This has not only allowed Capstone to add these retailers to its distribution but should help to normalize future business by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. The first retailers to endorse this domestic program translated to an estimated increase in store count of 4800 outlets. The large backlog that is traditionally evident in the Company for its direct import orders, should be impacted as the business in the domestic distribution program is more evenly spread over the course of the year and orders are generated based on point of sale activity, not in anticipation as is the case on promotions. This program will require carrying a larger amount of inventory and therefore additional funding needs as we ship orders based on retailer weekly or on demand replenishment. As of 12/31/12 inventory was $584,370 as compared to $58,717 in 2011 and was as high as approximately $850,000 during the 2012 to support fourth quarter holiday business.

For our direct import business model, where title of the shipments transfers overseas when delivered to the dock, we build our products based on firm advance retailer orders upon receipt of a large order.  The Company could have at any point in time within a reporting period a large amount of work in process inventory or finished goods on hand as we complete the order for shipment.  Expansion of both programs will require greater working capital requirements which will be available from existing sources. Our liquidity and cash requirements are discussed more fully below in Liquidity and Capital Resources.

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

With trends and technology continually changing, CAPC will continue to invest and seek to rapidly develop new products at that are competitively priced with unique features and benefits easily articulated to the end user.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by our recent engagement of AC Kinetic Technologies.

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

CONSOLIDATED OVERVIEW OF OPERATIONS

For the 3 months and year to date ended March 31, 2013 and 2012, the Company had total net sales of approximately $659,800 and $338,700 respectively, an increase of $321,100 or 94.8% from the same quarter last year.

For the 3 months and ended March 31, 2013 and 2012, costs of sales were approximately $466,000 and $230,800 respectively.  This represents 70.6 % and 68.1 % respectively of total net revenue.

For the 3 months ended March 31, 2013 and 2012, gross profit was approximately $193,800 and $107,900 respectively, an increase of $85,900 or 79.6% as compared to the same quarter in 2012. As a percentage of net sales for the three months gross profit was 29.4% compared to 31.9 % for the same period 2012. However it is was 8% higher than the 21.4% achieved in the year 2012.

The Gross profit increase in the first quarter 2013 as compared with the same period last year was the result of a 94.8% increase in shipments, mainly originating from the domestic program which didn’t exist in the first quarter 2012. The Gross profit percentage improvement over the year 2012 was also attributable to the product mix sold through the domestic program.

For the 3 months ended March 31, 2013 and 2012, the Company had net operating loss of approximately $312,300 as compared with net loss in the same period last year of $316,200.

For the 3 months ended March 31, 2013and 2012, the Company had net loss after interest of approximately $386,000 as compared with net loss in the same period last year of $348,200. That is an increased loss of $37,800 compared to 2012.

The revenue and gross profit, increased significantly over the previous year, however the Company’s loss also increased as compared to last year, as a result of increased operating expenses and interest charges. So it important to understand the reasons for the expense increase as many of the expenditures are investments for future revenue growth.

Operating Expenses

For the 3 months ended March 31, 2013and 2012, operating expenses were approximately $506,100 and $424,100 respectively, an increase of $82,000 or 19.3 % over last year.

During the first quarter, expenses increased in various categories as we continued to invest for future growth specifically in Sales Marketing, Professional Fees and General Administration. The following summarizes the major expense increases incurred during the period.

Sales and Marketing for the 3 months ended March 31, 2013and 2012 were $57,300 and $49,200 respectively, an increase of $8,100 or 16.5%.  As most of the revenue generated in this quarter was the result of the domestic program shipments, both freight and warehouse handling costs were higher than last year. We also incurred marketing expenses for a new product that will be launched in the next few months.

Compensation for the 3 months ended March 31, 2013 and 2012 were $230,100 and $220,100 respectively. That is an increase of $10,000 or 4.5%.

Professional fees for the 3 months ended March 31, 2013and 2012 were $91,700 and $47,300 respectively, an increase of $44,400 or 93.9%.  We have significantly increased our expenditures in services relating to rebranding of our product lines, website development, product development and sourcing overseas.

Product Development for the 3 months ended March 31, 2013 and 2012 were $23,600 and $27,100 respectively, that’s a reduction of $3,500 or 12.9%

Other General Administrative for the 3 months ended March 31, 2013 and 2012 were $103,400 and $80,400 respectively, an increase of $23,000 or 28.6%.  Travel and Lodging expenses were higher in the quarter compared to last year and equipment depreciation was higher because of the new product molds that have been developed and are now being depreciated.

Interest Expenses:
For the 3 months ending March 31, 2013 and 2012 interest expenses were approximately $73,700 and $31,900 respectively, an increase of $41,800 or 131%.  As a result of the large Accounts Receivable balance carried over from the 4th quarter 2012, the loan balances with our bank Sterling Capital would also have been higher and would not have been paid down until later in the quarter, thereby incurring additional interest. Directors also provided additional loans for Company’s investment in tooling and product development.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of sales and other operating expenses excluding interest expense, and other non-operating revenue and expenses.  Cost of sales and operating expenses are directly attributable to the respective segment.

Sales
(In thousands, except percentages)	3 Months ended March 31, 2013	3 Months ended March 31, 2012
Sales	$659.8	$338.7
Operating Profit(Loss)	(312.3))	(316.2)

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program, the launch of exciting new products this year and the opportunities provided by Capstone International HK Ltd, the Company expects its sales volumes to grow and produce revenue in the range of $15 million to $20 million within the next rolling 12 months, subject to economic conditions not deteriorating. The company anticipates this growth potential as a result of the increased retail distribution achieved in 2013, the rebranding of Capstone’s Power Failure Product line and the new product to be launched  at the National Hardware Show in May of 2013. Having attended for the first time last year, the International Hotel, Motel and Restaurant Show we are actively pursuing opportunities with our Power Failure Solutions products and Door Security Monitor in this new Distribution Channel.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of March 31, 2013:

	Payments Due by Period*
	Total	2013	2014	2015	After 2015
(In thousands)
Accounts Payable and Accrued Expenses	$276	$276	$-	$-	$-
Short-Term Debt	3,338	403	2,935	-	-
Long-Term Debt	0	0	0	-	-
Operating Leases	55	55	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$3,669	$734	$2,935	$-	$-

Notes to Contractual Obligations Table

Accounts Payable and Accrued Expenses — Includes purchase obligations comprised of the Company’s commitments for products that purchased to fulfill customer orders and for warehouse goods and other services in the normal course of business. The purchase obligation for products reflects the Company’s obligation to pay for finished product that has been delivered and title has transferred to the Company.

Note Payable and Long-Term Debt — See Notes 3 and 4 in the Financial Statements in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations.

LIQUIDITY AND CAPITAL RESOURCES

	3 Months	3 Months
	March 31, 2013	March 31, 2012
(In thousands)
Net cash provided (used) by:
Operating Activities	$889	$455
Investing Activities	(506)	(2)
Financing Activities	(552)	(417)

Our limited borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Net Cash provided from operating activities for the three months ended March 31, 2013 and 2012 was approximately $889,000 in 2013 compared with approximately $455,000 in the prior year.  The net increase of cash provided of $434,000 as compared with the same period last year was mainly the result of the collections of $1,997,000 of Accounts Receivable in the quarter, a reduction of $87,000 in the inventory levels, a $838,000 reduction of Accounts Payable and $386,000 used to fund the first quarter loss. Our cash flow from operations is primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions.  Our sales are also impacted by our ability to obtain new orders.  Over time, sales will also be impacted by our success in executing our strategy to increase productivity volume.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2013 and 2012 was approximately ($506,000) and ($2,400) respectively.  Cash used in investing activities is primarily for capital expenditures to expand design and production capacity. In this quarter, the Company directors loaned the Company $500,000 to invest in AC Kinetics, a technology based company that will support the Company’s need to develop innovative products.  AC Kinetics’ team of scientists and engineer MIT PhD's, have invented and commercialized electro- mechanical breakthroughs for over 30 years. Their technologies are on millions of machines world-wide ranging from space satellites to computer disk drives. They are working on new power failure technologies as well as other unique hi-tech consumer products for Capstone to market. Our expectation for 2013 is that we will invest up to $200,000 in new equipment and molds.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  As of March 31, 2013, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  The Company’s cash needs for working capital, debt service and capital equipment during 2013 are expected to be met by cash flows from operations and cash balances, the existing bank loan facility and if necessary additional notes payable funding from established sources. In order to further facilitate Company growth and investment in new product development and inventories, on April 1st, 2012, the Company obtained a Working Capital Revolving Line of Credit for up to $1,000,000 from Postal Capital Funding, LLC owned by Jeffrey Postal, a director and James McClinton, a director and senior officer of the Company.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from Chinese Manufacturers to increase costs.  We generally have been able to reduce cost increases by strong negotiating, volume purchases or re-engineering products, but may have to increase the price of our products in fiscal year 2013 in response to such inflationary pressures and any dollar currency depreciation with the Chinese currency.  Since we operate in industries where the consumer tends to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2013.

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

All of Capstone’s sales in the first three months ending March 31, 2013 and in fiscal 2012 were transacted in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs. However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which Capstone and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

Interest Rate Risk- We do not have significant interest rate risk during the fiscal quarter ending March 31, 2013.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of March 31, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 4(T).  Controls and Procedures.

Changes in internal controls.  There were no changes in our internal controls over financial reporting that occurred during the three months covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in Item 4, including the information incorporated by reference to our annual report on Form 10-K for the year ended December 31, 2012, for a more complete understanding of the matters covered by such certifications.

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

Item 1A.  Risk Factors.

In addition to risk factors set forth herein and in the Form 10-K for the fiscal year ended December 31, 2012, and other SEC filings, the following risk factors should be considered in any evaluation of the Company.

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

Company relies on equity or debt funding from members of management or outside investors from time to time to meet working capital needs.  Company receives equity or debt funding from time to time from members of management or outside investors to fund working capital needs.  Such funding may not always be available or adequate to meet such essential needs.  The lack of primary market makers and institutional investors for our publicly traded common stock makes it difficult for the Company’s common stock to appreciate in value, which, in turn, makes it difficult for the Company to raise money from outside investors or in the public markets. We believe that we need to develop new products or new product lines with higher profit margins to attain better financial results and, through any improved financial results, to possibly attract greater support for our Common Stock in the public markets.  We believe that greater market support for our Common Stock would assist in any efforts to raise working capital by the Company. We may be unable to develop higher profit margin products or achieve or sustain profitability and that failure would probably result in the aforementioned weakness in the public market for our Common Stock.

Company competes against larger competitors with greater resources and market share and recognition. The Company is relatively small in comparison to larger competitors with superior financial and technical resources and greater market recognition and market share in certain product categories.  This discrepancy in resources and market share makes it difficult for our company to attain a larger market share in certain regions or in certain product categories.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending March 31, 2013.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of March 31, 2013, there have been no submissions of matters to vote at a regular or special shareholders meeting

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
------------------------------------------
^ Filed herein.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. formerly (CHDT Corporation) has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 14th day of May, 2013.

Capstone Companies, Inc.

Dated:    May 14, 2013

/s/Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Gerry McClinton
Gerry McClinton	Chief Financial Officer and
Principal Operations Executive	Chief Operating Officer