Form 10-Q
period 2013-09-30
CAPSTONE COMPANIES, INC.
filed 2013-11-12
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2013, there were 657,760,532 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Sept 30th,	December 31,
	2013	2012
Assets:
Current Assets:
Cash	$307,706	$411,259
Accounts receivable - net	3,292,321	2,673,555
Inventory	547,106	584,370
Prepaid expense	1,410,663	351,003
Total Current Assets	5,557,796	4,020,187

Fixed Assets:
Computer equipment & software	66,448	66,448
Machinery and equipment	667,096	654,401
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(644,560)	(597,042)
Total Fixed Assets	94,649	129,472

Other Non-current Assets:
Product development costs - net	28,189	27,280
Investment (AC Kinetics)	500,000	-
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,464,209	1,963,300
Total Assets	$8,116,654	$6,112,959

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$1,490,755	$1,114,166
Note payable - Sterling Factors	1,076,163	1,245,159
Notes and loans payable to related parties - current maturities	4,342,877	602,148
Total Current Liabilities	6,909,795	2,961,473

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	2,023,283
Total Liabilities	6,909,795	4,984,756

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 657,760,532 & 655,885,532 shares issued at Sept 30, 2013 & December 31, 2012	65,778	65,589
Additional paid-in capital	7,172,059	7,137,933
Accumulated deficit	(6,031,978)	(6,076,319)
Total Stockholders' Equity	1,206,859	1,128,203
Total Liabilities and Stockholders’ Equity	$8,116,654	$6,112,959

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	Sept 30th,		Sept 30th,
	2013	2012	2013	2012

Revenues	$5,653,873	$4,663,259	$7,340,789	$5,850,919
Cost of Sales	(4,102,814)	(3,632,232)	(5,398,941)	(4,524,893)
Gross Profit	1,551,059	1,031,027	1,941,848	1,326,026

Operating Expenses:
Sales and marketing	43,609	97,270	210,219	217,043
Compensation	221,913	226,635	690,700	671,137
Professional fees	64,218	73,970	269,675	174,848
Product Development	73,583	100,173	157,589	192,054
Other general and administrative	108,039	102,215	303,614	259,944
Total Operating Expenses	511,362	600,263	1,631,797	1,515,026

Net Operating Income (Loss)	1,039,697	430,764	310,051	(189,000)

Other Income (Expense):
Interest expense	(110,625)	(93,461)	(265,710)	(182,450)
Total Other Income (Expense)	(110,625)	(93,461)	(265,710)	(182,450)

Net Income (Loss)	$929,072	$337,303	$44,341	$(371,450)

Income (Loss) per Common Share	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	657,760,532	650,847,489	657,417,125	649,847,518
Diluted	813,707,109	810,944,066	813,363,702	809,944,095

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	Sept 30th
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$44,341	$(371,450)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	14,064	30,000
Depreciation and amortization	70,581	48,202
Compensation expense from stock options	20,250	27,000
(Increase) decrease in accounts receivable	(618,766)	(2,740,817)
(Increase) decrease in inventory	37,264	(784,906)
(Increase) decrease in prepaid expenses	(1,059,660)	22,377
(Increase) decrease in other assets	(23,972)	(20,620)
Increase (decrease) in accounts payable and accrued expenses	376,590	236,352
Increase (decrease) in accrued interest on notes payable	129,446	126,535
Net cash provided by (used in) operating activities	(1,009,862)	(3,427,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(500,000)	-
Purchase of property and equipment	(12,695)	(98,043)
Net cash provided by (used in) investing activities	(512,695)	(98,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,199,453	4,968,000
Repayments of notes payable	(6,368,449)	(2,854,548)
Proceeds from notes and loans payable to related parties	3,918,000	2,343,000
Repayments of notes and loans payable to related parties	(2,330,000)	(1,018,000)
Net cash provided by financing activities	1,419,004	3,438,452

Net (Decrease) Increase in Cash and Cash Equivalents	(103,553)	(86,918)
Cash and Cash Equivalents at Beginning of Period	411,259	164,610
Cash and Cash Equivalents at End of Period	$307,706	$77,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$109,116	$55,916
Franchise and income taxes	$-	$-

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

The unaudited financial statements as of September 30, 2013 and for the nine month period ended September 30, 2013 and 2012 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in five primary business segments: Induction Charged Power Failure Lights, LED Wall Plate Night Lights and Power Failure Lights, Motion Sensor Lights, Portable Book and Task Lights and Door Security Monitor.  The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party manufacturing companies.

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

As of September 30, 2013, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $547,106 and $584,370 at September 30 , 2013 and December 31, 2012, respectively.

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

Depreciation expense was $47,518 and $ 34,152  for the period ended September 30 , 2013 and 2012, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At September 30, 2013 and 2012the total number of potentially dilutive common stock equivalents was 155,946,577 and 160,096,577 respectively.

Principles of Consolidation

The consolidated financial statements for the nine months ended September 30, 2013 and 2012 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C (formerly Black Box Innovations, L.L.C.), Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at September 30, 2013 and 2012 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $59,800 $ 106,236 for the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $91,767 and $82,518 for the nine months ended September  30, 2013 and 2012, respectively.

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

On July 1, 2011, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year. For the year ended December 31, 2011 the Company recognized compensation expense of $16,500.  For the year ended December 31, 2012, the Company recognized an expense of $16,500.  No further expense will be recognized for these options.

On August 6, 2012, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  The Company Secretary left the Company and 150,000 stock options were cancelled. For the year ended December 31, 2012, the Company recognized compensation expense of $20,250.  For the six months ended June 30, 2013, the Company recognized an expense of $20,250.  No further expense will be recognized for these options.

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

Stock-Based Compensation Expense

Stock-based compensation for the nine months ended September 30, 2013 and 2012 was $20,250 and $27,000 respectively.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of September 30, 2013, the Company had no cash in excess of FDIC limits.

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

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding,(now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.  Capstone Companies, Inc., formerly (CHDT Corp) and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2012, the balance due to Sterling was $1,245,159.  As of September 30, 2013, the balance due to Sterling was $1,076,163

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before January 2, 2014.  At December 31, 2011, the total amount payable on the reassigned notes to Stewart Wallach was $216,498 which includes accrued interest of $7025 and JWTR Holdings, LLC was $216,498 which includes accrued interest of $7,025.  At December 31, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $233,256 which includes accrued interest of $23,783 and JWTR Holdings; LLC was $233,256 which includes accrued interest of $23,783.  For the revised notes the interest payments are being accrued monthly to the note holders.  As of September 30, 2013 the total combined balance due on these two notes was $491,581which includes interest of $72,634.

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  At December 31, 2012, the total amount payable on this note was $310,000 including interest of $60,000.  At September 30, 2013, the total amount payable on this note was $324,959 including interest of $74,959.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  At December 31, 2012 the total amount payable on this note was $122,466 including interest of $22,466.  At September 30, 2013 the total amount payable on this note was $128,450 including interest of $28,450.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount payable on this note was $90,847 including interest of $15,847.  At September  30, 2013 the total amount payable on this note was $95,335, including interest of $20,335.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before January 2, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount payable on this note was $180,674 including interest of $30,674.  At September 30, 2013 the total amount payable on this note was $189,649 including interest of $39,649.

On April 8, 2013, the Company received a loan from a director of $150,000. The note is due on or before October 8, 2013 and carries an interest rate of 8% per annum. At September 30, 2013 the total amount payable on this note was $155,753 including interest of $5,753.  This note was paid off in full including interest in October 2013.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before January 2, 2014 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount due on these notes was $248,000, including interest of $48,000.  At September 30, 2013 the total amount due on these notes was $259,968 including interest of $59,968

On January 15, 2013, the company received a new loan of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. formerly (CHDT) with due date on or before January 15, 2014 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2013 the total amount payable on this note was $264,137 including interest of $14,137.

On January 15, 2013, the company received a new loan of $250,000 from a director of Capstone Companies, Inc. formerly (CHDT) with due date on or before January 15, 2014 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2013 the total amount payable on this note was $264,137 including interest of $14,137.

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

At December 31, 2012 the total amount due on these two notes was $222,472, including interest of $44,472.  At September 30, 2013 the total amount due on these two notes was $233,123, including interest of $55,123.

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

During the First & Second Quarter 2013, Capstone Industries, Inc. received three notes from George Wolf for $305,000, with payment due date of on or before January 02, 2014 and carried an interest rate of 1.0% simple interest per month (12% annual).  At September these notes are paid in full.

On August 26, 2013, Capstone Industries, Inc. received a $200,000 loan from George Wolf. The loan is due on or before January 2, 2014 and carries an interest rate of 1.0% simple interest per month. At September 30, 2013, the total amount due on this note was $202,301, including accrued interest of $2,301.

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

During the Second Quarter 2013, Capstone Industries, Inc. received total $1,150,000 under three notes from Jeffrey Postal a director of the Company.  These notes are due on or before January 2, 2014 and carry an interest rate of 1.0% simple interest per month (12% annual).  As of September 30, 2013 these notes were paid in full.$.

During the Third Quarter 2013, Capstone Industries, Inc. received $850,000 against two new notes from Jeffrey Postal a director of the Company. These notes are due on or before January 2, 2014 and carry an interest rate of 1.0% simple interest per month (12% annual). As of September 30, 2013, the total amount due under these notes was $858,334 including accrued interest of $8,334.

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

On October 10, 2012, the Company entered into agreement with Phyllis Postal, which carried a simple interest rate of 1% per month (12% annual), the Company received $200,000 under this agreement which was paid in full with accrued interest as of December 31, 2012.  On May 21, 2013, the Company entered into agreement of $300,000 with Phyllis Postal  which carried a simple interest rate of 1% per month (12% annual) with payment due date on or before January 2, 2014.  This note was paid in full on August 14, 2013.

On September 15th 2013, Capstone Industries, Inc. received a $340,000 loan from Phyllis Postal. The loan is due on or before January 2, 2014 and carries an interest rate of 1.0% simple interest per month (12% annual).  As of September 30, 2013, the total amount due is $341,565 including accrued interest of $1,565.

During the Third Quarter 2012, Capstone Industries, Inc. received a $220,000 loan from Everett Fleisig who is the father in law of an officer of the company. The loan is due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual). As of December 31, 2012 the total amount due on this note was $0.00.

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who is a director and director and senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed were to be repaid by April 1, 2013 at an interest rate of 8%.  As amended, this note is due on or before January 2, 2014.  As of December 31, 2012, the loan balance under this agreement was $382,310 including interest of $7,310. During the first two quarters 2013, additional $123,000 loan was received by the company. As of September 30, 2013, the loan balance under this agreement was $533,585 including interest of $35,585.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of September 30, 2013 was $4,342,877 including accrued interest of $432,930.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December, 31,
2013	$155,753
2014	4,187,124
2015	-
2016	-
2017	-
Total future maturities	4,342,877

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

Rental expense under these leases was approximately $41,903 and $42,190 for the periods ended September 30, 2013 and 2012, respectively.

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  For 2009, Mr. Wallach was paid $236,250, and for 2010 Mr. Wallach was paid $175,412.  For 2011 Mr. Wallach was paid $180,000 and for 2012 he was paid $260,033.  An amount of $40,233 has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses for deferred wages in 2011.  This balance remains unpaid at December 31, 2012 and continues to be reported as part of accounts payable and accrued expenses.  The term of the contract begins February 5, 2008 and ends on February 5, 2011, but the term of the contract was extended for a further two years through February 5, 2013.  The Compensation Committee has further extended the agreement with the same terms for a further two years through February 5, 2015.

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

On July 11, 2008, the Company received a loan from a director of $250,000.  As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375 which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.  These warrants expired as of July 10, 2013.

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

The following table sets forth the Company’s stock options outstanding as of September 30, 2013 and December 31, 2012 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2012	69,883,333	$ 0.029	5.26	$ -
Granted	4,650,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	150,000	0.029	-	-

Outstanding, December31 , 2012	74,383,333	$ 0.029	4.28	$ -
Granted	0	-	-	-
Exercised	-	-	-	-
Forfeited/expired		-	-	-
Outstanding, September 30, 2013	74,383,333	$ 0.029	3.53	$ -

Vested/exercisable at December 31, 2012	69,883,333	$ 0.029	4.26	$ -
Vested/exercisable at September 30, 2013	74,383,333	$ 0.029	3.53	$ -

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	1.67	$.020	250,000
$.029	54,983,333	3.58	$.029	54,983,333
$.029	2,500,000	4.58	$.029	2,500,000
$.029	700,000	5.54	$.029	700,000
$.029	1,000,000	4.25	$.029	1,000,000
$.029	150,000	4.33	$.029	150,000
$.029	850,000	5.67	$.029	850,000
$.029	4,500,000	1.58	$.029	4,500,000
$.029	300,000	6.58	$.029	300,000
$.029	4,500,000	2.75	$.029	4,500,000
$.029	150,000	7.75	$.029	150,000
$.029	4,500,000	3.83	$.029	4,500,000

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

NOTE 8 – OTHER ASSETS

Other Assets at September 30, 2013 and 2012 consists of the following:

	2013	2012	Life in Years

Packaging Artwork and Design	$299,404	262,092	2
Less: Accumulated Amortization	(271,215)	(241,898)
	$28,189	20,194

Amortization expense for the year ended September 30, 2013 and 2012 was $23,063 and $14,050

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

The aggregate carrying amount of cost method investments at September30, 2013 and 2012 consisted of the following:

	2013	2012
AC Kinetics Series A Convertible Preferred Stock	$500,000	$0

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, during the six months ended September 30, 2013, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – Capstone Companies, Inc., a Florida corporation, (“CAPC,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets Group, Inc. and since July 6, 2012 under the trading symbol “CAPC.”  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2012.

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

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support, coupled with several fiscal quarters of financial losses, means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of November 1, 2013, the Common Stock was trading at $.012 on the Bid Investment in our Common Stock, which is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Introduction-

The following discussion and analysis provides an introduction to our company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2013 compared with the same period in 2012 and (ii) final liquidity and capital resources.

We are a public holding company organized under the laws of the State of Florida and are a leading designer and manufacturer of specialty power failure lighting solutions in our product niche and an innovator of consumer products for the North American retail markets and, to a lesser extent, Latin American retail markets.  We develop, manufacture and sell a broad range of stylish, innovative and easy to use consumer products including portable booklights, specialty booklights, multi-task lights, multi-function LED power failure lights and night lights, wireless motion sensor lights, power failure wall plates, and door security monitors that are designed to make today’s lifestyles simpler and safer.  Our products are sold under our wholly-owned subsidiary Capstone Industries Inc. brand name.  We seek to deliver strong, consistent business results by providing consumers with products that make their lives simpler and safer.

We manufacture our products in China by contract OEM manufacturers, which products are marketed and sold by one or more of our three wholly-owned operating subsidiaries: (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006 (“Capstone”); (b) Capstone Lighting Technologies, a Florida limited liability Company (“CLTL”).  CLTL has no significant business operations at this time; and  (c) Capstone International (Hong Kong), Ltd., a company organized in 2012 that will support the development of innovative products outside the company’s current categories, provide quality control and logistics support to contract manufacturers and sell products internationally from Hong Kong.

Strategy

Our strategy is to develop and maintain positions of innovative and technical leadership by periodically introducing new ideas and concepts to our consumer product categories while maintaining low competitive prices.  We plan to leverage any product successes and any expanding channels as our brands continue to gain traction at retail levels by merchandisers, buyers and consumers.  This brand recognition and expanded product placement is expected to continue to increase annual sales growth in 2013.  Toward that end, the Company initiated a rebranding effort that is intended to enhance its market image further and be more reflective of our emphasis on unique product innovations and technology advancements.  Further to the point of technology advancements and our strategy to continue to nourish the Company’s product development endeavors, the Company has engaged a US company, AC Kinetic Technologies, to confidentially explore and develop certain inventive concepts the Company has conceived that are deemed very complex and that will hopefully yield intellectual property which will distance the companies’ products from off the shelf products commonly marketed at retail.  The Company plans to exploit any resulting trade secret technologies within our own products and also make the technologies available for licensing to other companies that have distributions not currently served by other Capstone related companies.  We also plan to continually seek out and selectively acquire or invest in businesses with superior technical product development capabilities or that could benefit from our leadership position and strategic direction.  All forward planning product development roadmaps are also assessing possible benefits to be realized from U.S. based production

We have extensive experience with introducing new products into retail market channels and believe that provides us a competitive edge against direct competitors.  Four key principles drive the company's business and brand: Innovative; Simplicity; Reliable; and Substantive. Capstone applies emerging technologies for consumer product solutions that are friendly, easy to use and provide consistently dependable performance. Typically, we seek to find product opportunities that may be overlooked or underexploited by competitors, and we believe that we can win a profitable niche of the market share.  We believe these opportunities exist with innovative, aesthetically-pleasing products that include the following characteristics:

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

We believe that it is more economical and efficient to continue to develop and manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States and avoid substantial overheads associated with wholly owned manufacturing operations. However, as design technologies can influence the degree of hand labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China to be challenged. In these cases, the Company will evaluate production opportunities in the U.S. and expand its production base accordingly should the evaluation prove beneficial and competitive.

In Hong Kong, we also have 4 personnel experienced in Engineering and Design, Product Development, International Logistics and Quality Control, who work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested before and during production by Company personnel. This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company expanded its staff in Hong Kong and the Company’s relative presence in 2012 as product line extensions and increased number of factories utilized becomes factors.  Moreover, the Hong Kong operation will be offering these same services to companies that do not have existing operations in China or are seeking a more hands on approach with minimal overhead impacts. These services will be offered by contract, more commonly known as a buying agency agreement. These are fee based services and typically average 5-6% of purchases made through our agreement with our Hong Kong operations. As of the date of this Report, the Hong Kong operations have not produced a significant contribution to our financial performance, but we believe that the exploitation of the opportunity represented by our Hong Kong operations will require patience and persistence. We will evaluate the results from the Hong Kong operations from time to time to determine whether the results justify the investment of resources.

Products and Customers

We seek to be an innovative company in the design and development of a variety of lighting and other products that consumers would typically buy for functional purposes that we design for expanded use as well as aesthetics.  Our current largest selling product group is the Eco-i-Lite power failure light and nightlight program which was further expanded in 2012. This program accounted for 84.8% of our revenues in 2012, 57.7% in 2011.  Our other current products include LED Wall Plate- Night Light, Pathway Lights® book and multi-task lights, Battery Powered Wireless Motion Sensor Lights and Door Security Monitor which was planned as our entry into the security products sector. All of our Capstone Industries branded products are focused on security and safety. We also plan to expand our product line into other growing lighting and security segments, specific to different region and market demands.

We have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Target, Wal-Mart, Sam’s Club, Costco, Office Depot, The Container Store, True Value, Home Depot and Lowes.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in the largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic market, urbanization, rising family incomes and increased living standards have spurred demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brand of power failure lights to Central and South American markets through our master distributor Avtek.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2013 and 2014 for our power failure lighting (assuming sufficient marketing support and subject to the response of competitors and key markets). A key component in the rebranding effort is to create a powerful umbrella identity on the retail package that will serve to rationalize a retail destination within lighting more focused on power failure solutions.

Due to our efforts at innovation and quality manufacturing standards, we believe CAPC has the potential to become a competitor in the rapidly growing home emergency lighting and security lighting sector and will continue to be a leader in the power-failure lighting solutions for consumers in our industry segment.  Despite the global recession in 2008, which lingered into 2009 and 2010, we believe that we were able to maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive expansion in the Americas. Our challenge is to attain better profit margins and attain profitability – either in existing products or new products. Due to the competitive nature of our industry segment, increasing profit margin may be a difficult objective to attain on any sustained basis.

Our perspective on market potential, product potential and our possible stature in any industry segment is based on our anecdotal experience in the industry segments and not based on independent studies.  In light of the perceived increased use of e-commerce by consumers, we are studying a more aggressive e-commerce posture in marketing our products on-line.

Sales and Marketing

Our products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations in our markets, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involved direct company executive staff participation. The Company intends to target  directly to retail clients through its Capstone International staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to Capstone International. We believe that this direct path will allow for broader and faster revenue expansion as product and brand developments are minimized.

Our products are also sold on e-commerce online websites like Amazon.com, but online sales constitute a small percentage of our total sales.

Working Capital Requirements

During 2012 the Company made a strategic decision to extend its business model in an effort to expand distribution, so that products could now be offered from our Los Angeles warehouse for U.S. domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-promotional periods. This is intended to enable retailers to stock our products daily and replenish inventory based on rates of sale in their stores.  This has not only allowed Capstone to add these retailers to its distribution but should help to normalize future business by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. The first retailers to endorse this domestic program translated to an estimated increase in store count of 4800 outlets. The large backlog that is traditionally evident in the Company for its direct import orders, should be impacted as the business in the domestic distribution program is more evenly spread over the course of the year and orders are generated based on point of sale activity, not in anticipation as is the case on promotions. This program will require carrying a larger amount of inventory and therefore additional funding needs as we ship orders based on retailer weekly or on demand replenishment. As of September 30, 2013, inventory was $547,106 as compared to $584,370 at December 31st, 2012.

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

Competitive Conditions

The consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space as well as the emerging e-commerce segment. Competition is based upon brand perceptions, product performance, customer service and price.  Social media has a growing impact on consumer response to products and brands.

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

Prior History:

Prior to the acquisition of Capstone Industries, Inc., we experienced a high turnover in management and business lines.  We have sought to avoid the problems of the past and recruited an experienced management and sales team for the stated purpose to develop and expand our consumer products business.  We believe that this investment in corporate infrastructure was necessary to lay the foundation for any hope of future success and effective business and product development.  While we are not certain our current strategy and business lines will produce sustained future profitability or any growth, we believe that the current strategy and business line is the best approach for our current management team and available resources and, in our opinion, the most likely path to any hope of sustained future profitability or any growth.  Our board of directors continues to review alternate business strategies, which may include sale of an existing business line, acquisition of new product lines or businesses, and merger and/or acquisition transactions with other companies.

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue

For the 3 months ended September 30, 2013 and 2012, total net sales were approximately $5,653,900 and $4,663,300 respectively, an increase of $990,600 or 21.2 % from the previous year.

For the 9 months ended September 30, 2013 and 2012, total net sales were approximately $7,340,800 and $5,850,900 respectively, an increase of $1,489,900 or 25.5 % higher than 2012.

Cost of Sales

For the 3 months ended September 30, 2013 and 2012, Cost of Sales were approximately $4,102,800 and $3,632,200 respectively, an increase of $470,600 or 12.9 % from the previous year.

For the 9 months ended September 30, 2013 and 2012, Cost of Sales were approximately $5,398,900 and $4,524,900 respectively, an increase of $874,000 or 19.3 % higher than 2012 as a result of the increased sales volume.

Gross Profit

For the 3 months ended September 30, 2013 and 2012, gross profit was approximately $1,551,100 and $ 1,031,000 respectively, an increase of $520,100 or 50.4% as compared to the comparable period in 2012. Gross Profit as a percentage of net sales was 27.4% in the quarter compared to 22.1% in the same quarter in 2012. That’s a significant Gross Profit improvement of 5.3% of net sales in the quarter.

For the 9 months ended September 30, 2013 and 2012, gross profit was approximately $1,941,800 and $ 1,326,000 respectively, an increase of $615,800 or 46.4% as compared to the comparable period in 2012. Gross Profit for the 9 months as a percentage of net sales was 26.4%, compared to 22.7%, a gross profit improvement of 3.7% of net sales in the period.

The significant increase in revenue is attributed to the continued strong sales performance of our Power Failure Lights program and the launch of our new innovative products such as the LED Wall Plate and the Motion Sensor Light. The availability of the domestic inventory program was also a major factor in achieving the records sales. The high gross profit as a percentage of net sales reflects an improved margin resulting from the product mix shipped during the period and minimal marketing allowances provided against sales.

Operating Expenses

For the 3 months ended September 30, 2013 and 2012, operating expenses were approximately $511,400 and $600,300 respectively, a reduction of $88,900 or 14.8% as compared to same period in 2012.

For the 9 months ended September 30, 2013 and 2012, operating expenses were $1,631,800 and $1,515,000 respectively, an increase of $116,800 or 7.7%

Expenses for the third quarter were significantly under the 3rd quarter 2012 levels , however  9 months expenses was higher than 2012  because during the first 6 month period, expenses increased in various categories as we invested in initiates planned to increase future revenue.  The following summarizes the major expense increases over 2012 that incurred during the period.

Sales and Marketing expenses - for the 3 months ended September 30, 2013 and 2012 were approximately $43,600 and $97,300 respectively, a reduction of $53,700 or 55.2%.

For the 9 months expenses were $210,200 in 2013 against $217,000 in 2012, that’s a reduction of $6,800.  During the period the Company expensed approximately $32,000 in the new FIFA World Cup watch program that will generate revenues in  the fourth  quarters of 2013 and first and second fiscal quarters of 2014.  With the increase of domestic shipments as compared to 2012, warehouse shipping and handling costs were higher than last year but we also had increased Revenue to offset this expense increase.  We also incurred higher marketing expenses over 2012 as we launched new products this year such as the LED Wall Plate and the Motion Sensor Light..

Compensation Expense -for the 3 months ended September 30, 2013 and 2012 was $221,900 and $226,600 respectively, a reduction of $4,700.  For the 9 months ended September 30, 2013 and 2012 expenses were $690,700 and $671,100 respectively, an increase $19,600 or 2.9% and this is the result of one additional support staff during the year.

Professional fees for the 3 months ended September 30, 2013 and 2012 were $64,200 and $74,000 respectively, a reduction of $9,800 or 13.2%.

For the 9 months ended September 30, 2013 and 2012 expenses were $269,700 and $174,800 respectively, an increase of $94,900 or 54.3%.

During the period the Company increased expenditures in outside services relating to rebranding of our product lines, website development, product development and overseas sourcing.  The additional Hong Kong support staff are currently compensated as consultants but this will change in 2014.

Product Development for the 3 months ended September 30, 2013 and 2012 were $73,600 and $100,200 respectively, that’s a reduction of $26,600 or 26.5%.

For the 9 months ended September 30, 2013 and 2012 expenses were $157,600 and $192,100 respectively, that’s a reduction of $34,500 or 18%

This reduction is mainly the result of some product development fees now being classified as Professional fees.

Other General Administrative for the 3 months ended September 30, 2013 and 2012 were $108,000 and $102,200 respectively, an increase of $5,800 or 5.7%.

For the 9 months ended September 30, 2013 and 2012 expenses were $303,600 and $259,900 respectively, an increase of $43,700 or 16.8%.

As a result of new product molds and new product artwork, equipment depreciation and packaging amortization expense was $22,300 higher than 2012.  Warehouse storage and handling fees also increased by $22,200 in the period because of the increased shipments for the domestic program.

Interest Expense

For the 3 months ended September 30, 2013 and 2012, interest expenses were approximately $110,600 and $93,500, respectively, for an increase of $17,100 as compared to same period in 2012.

For the 9 months ended September 30, 2013 and 2012, interest expenses were $265,700 and $182,400 respectively an increase of $83,300.  The higher interest expense is the result of financing approximately $550,000 of domestic inventory and increased purchase order funding to support the higher volume of revenue.

Net Income (Loss)

For the 3 months ended September 30, 2013 and 2012, the Company had a net income of approximately $929,100 as compared with a net income in the same period last year of $337,300, an increased net income of $591,800 or 175.4%.

For the 9 months ended September 30, 2013 and 2012, the Company had a net income of approximately $44,300 as compared with a net loss in the same period last year of $371,400 that’s an improvement of $415,700 compared with the same period last year.  The 3rd quarter performance with the increased revenue, higher gross margins and reduced operating expenses, has reversed a half year loss of $884,700 into a 9 month profit of $44,300.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program, the launch of exciting new products this year and the opportunities provided by Capstone International HK Ltd, the Company expects its sales volumes to grow and produce revenue in the range of $15 million to $20 million within the next rolling 12 months, subject to economic conditions not deteriorating.  The company anticipates this growth potential as a result of the increased retail distribution achieved in 2013, the rebranding of Capstone’s Power Failure Product line and the new product launched at the National Hardware Show in May of 2013, and we anticipate additional projects and programs through Capstone International.  Having attended for the first time last year, the International Hotel, Motel and Restaurant Show we are actively pursuing opportunities with our Power Failure Solutions products and Door Security Monitor in this new distribution channel.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of September 30, 2013:

	Payments Due by Period*
	Total	2013	2014	2015	After 2015
(In thousands)
Accounts Payable and Accrued Expenses	$1,490	$1,490	$-	$-	$-
Short-Term Debt	5,419	1,232	4,187	-	-
Long-Term Debt	-	-	-	-	-
Operating Leases	69	14	55	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$6,978	$2,736	$4,242	$-	$-

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

Note Payable and Long-Term Debt — See Notes 3 and 4 in the Financial Statements in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations.

LIQUIDITY AND CAPITAL RESOURCES

	9 Months	9 Months
	September 30, 2013	September 30, 2012
(In thousands)
Net cash provided (used) by:
Operating Activities	$(1,010)	$(3,427)
Investing Activities	(513)	(98)
Financing Activities	1,419	3,438

Our limited borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Net Cash used in operating activities for the nine months ended September 30, 2013 and 2012 was approximately $1,009,900 in 2013 compared with approximately $3,427,300 in the prior year.  During the period we made $1,060,000 deposits to suppliers for purchase of merchandise for future orders to be shipped later in the year. Our cash flow from operations is primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions and review calendars at retail levels.

Cash used for investing activities for the nine months ended September 30, 2013 and 2012 was approximately ($512,700) and ($98,000) respectively.  Cash used in investing activities is primarily for capital expenditures to expand design and production capacity.  Company directors loaned the Company $500,000 to invest in AC Kinetics, a technology based company that will support the Company’s need to develop innovative products.  AC Kinetics’ team of scientists and engineer MIT PhD's, have invented and commercialized electro- mechanical breakthroughs for over 30 years.  Their technologies are on machines world-wide ranging from space satellites to computer disk drives. They are working on new power failure technologies as well as other unique hi-tech consumer products for Capstone to market.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Net Cash provided by Financing Activities for the nine months ended September 30, 2013 amounted to $1,419,000. Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  As of September 30, 2013, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  The Company’s cash needs for working capital, debt service and capital equipment during 2013 are expected to be met by cash flows from operations and cash balances, the existing bank loan facility and if necessary additional notes payable funding from established sources.  In order to further facilitate Company growth and investment in new product development and inventories, on April 1st. 2012, the Company obtained a Working Capital Revolving Line of Credit for up to $1,000,000 from Postal Capital Funding, LLC owned by Jeffrey Postal, a director, and James McClinton, a director and senior officer of the Company.

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

Capstone’s manufacturing is currently conducted in China.  Consequently, Capstone is subject to a number of significant risks associated with manufacturing business in China, including:

•	the possibility of expropriation, confiscatory taxation or price controls;
•	adverse changes in local investment or exchange control regulations;
•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;
•	legal and regulatory constraints;
•	tariffs and other trade barriers, including trade disputes between the U.S. and China; and
•	difficulty in enforcing contractual and intellectual property rights.

Currency- Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of our sales in the nine months ending September 30, 2013 and in fiscal 2012 were transacted in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs. However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

Interest Rate Risk- We do not have significant interest rate risk during the fiscal quarter ending September30, 2013.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of September 30, 2013, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending September 30, 2013.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of September 30, 2013, there have been no submissions of matters to vote at a regular or special shareholders meeting

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
------------------------------------------
^ Filed herein.

SIGNATURES

In accordance with Section13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. formerly (CHDT Corporation) has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 12th day of November, 2013.

Capstone Companies, Inc.

Dated:    November 12, 2013

/s/Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Gerry McClinton
Gerry McClinton	Chief Financial Officer and
Principal Operations Executive	Chief Operating Officer