Form 10-K
period 2013-12-31
CAPSTONE COMPANIES, INC.
filed 2014-03-27
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer __   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 10, 2014 was approximately $5,850,042.
Number of shares outstanding of the Registrant’s Common Stock, as of March 10, 2014, is 657,760,532.

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

(5)	“China” means Peoples’ Republic of China.
(6)	“W” means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(10)	Any reference to fiscal year in this Report means our fiscal year, which is the same as a calendar year basis.

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

PART I

Item 1.  Business

We are a public holding company organized under the laws of the State of Florida and we design and manufacture through our operating subsidiary a line of specialty power failure lighting solutions and other innovative specialty consumer products for the North American and Latin American retail markets Our product line consists of stylish, innovative and easy to use consumer products, including portable booklights, specialty booklights, multi-task lights, e reader lights, power failure multi-function handheld lights, power failure decorative accent lighting, power failure multi-function nightlight wall-plates  and  wireless motion sensor lights that are designed to make today’s lifestyles simpler and safer.  Our products are sold under our wholly-owned subsidiary Capstone Industries Inc. brand name as well as being private labeled for our retailer customers as programs require.  CAPC seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, through our three wholly-owned operating subsidiaries; (a) Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006 (“Capstone”), (b) Capstone International Hong Kong Ltd, a Hong Long limited liability Company “CIHK” and (c) Capstone Lighting Technologies, a Florida limited liability Company (“CLTL”).

Strategy

Our strategy is to increase the company’s profitability, cash flow and revenues through the ongoing development of innovative and technologically advanced ideas and concepts to the consumer product categories that have become synonymous with our brands, while maintaining low competitive prices.  We plan to leverage our product successes by expanding our channels as our product categories and brand recognition continue to gain traction at retail levels by merchandisers, buyers and consumers.  Based on expanding channels, the Company's expanded distribution footprint is expected to continue to yield annual sales growth throughout 2014. Planning for this result the company initiated a rebranding effort that was finalized in mid-year 2013 which enhanced its market image further and better reflected the company's unique product innovations and technology advancements within its categories.  Further to the point of technology advancements and our strategy to continue to nourish the company’s product development endeavors, the Company invested in a U.S. company, AC Kinetic Technologies, in 2013 to confidentially explore and develop certain inventive concepts the Company has conceived that are very complex and that would yield intellectual property which will further distance the companies’ products from off the shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies within its own products and also make the technologies available for licensing to companies that have distributions not currently served by other Capstone related companies.  The first of these products will be introduced to the market in second fiscal quarter of 2014.  The Company also continues to seek out and selectively acquire or invest in businesses with perceived superior technical product development capabilities or that could benefit from our market position and strategic direction.  All forward planning product development roadmaps are also assessing possible benefits to be realized from US based production.

We have extensive experience in introducing new products to retail market channels and believe that provides us a competitive edge. In our early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of entry.   In 2014, the Company plans its largest launch of new products that is expected to expand the company’s distribution beyond its current product placements.  The new products will not only introduce additional  functionality to existing categories of products  that are meaningful to consumers but will also  revitalize categories that have grown stale due to minimal investment and creativity by competitors. The Company’s product(s) characteristics are as follows:

•	Designed to make everyday tasks or usage simpler and more enjoyable for consumers;
•	While continuing to focus on increased profit margins, the products must be affordable to win at the point of sale and deliver increased revenues for retail partners;
•	The products must represent significant value when compared with items produced or marketed by competitive consumer product companies; and
•	Wherever feasible, the products must be unique to the market whether this be accomplished though design techniques, added functionality or some proprietary innovation.

Due to the extensive, modern manufacturing, design and engineering capabilities in China, and the lower labor costs in China, we believe that it is more economical and efficient to continue to manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States.  However, as design technologies can influence the degree of hand labor in building its future products the Company expects the advantages it has realized by manufacturing solely in China to be challenged.  In these cases, the Company will evaluate production opportunities in the United States.

The Company has begun to utilize US based industrial design support to augment the Capstone International HK Ltd. Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or “IP” which will find its way into specific products planned for Q2-4.

The Company has expanded Capstone International HK operations in Hong Kong, with additional personnel experienced in Engineering and Design, Product Development, International Logistics and Quality Control. These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested before and during production by company personnel. This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company initiated its expansion in Hong Kong in 2012 as product line extensions and increased number of factories utilized became factors. In anticipation of the company’s expected growth, we have continued our investment to insure overseas factory performance meets stringent tolerances which maintain our competitiveness and operational excellence.  Although the Hong Kong operation will be offering these same services to companies that do not have existing operations in China or are seeking a more hands on approach with minimal overhead impacts, this business model is purely incremental to our core and is not required to maintain our operations.  These services would be offered by contract, more commonly known as a buying agency agreement. These are fee based services and typically average 5-6% of purchases made through this agreement.

Products and Customers

The Company has earned the recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than earlier years when we were more focused on proving our ability to perform in the big box environment while supplying a short line of products. Our 2013 top line results are indicative of this increased interest and our strategy for market positioning which was forged in 2008-9 has been proven sound. We are now determined to expand our product positioning through the introduction of several more indoor and all new outdoor lighting programs.  Additionally, we will be adding hardwired products to our programs in addition to the existing battery and induction powered product lines.

In the Company's earlier development years the largest selling product group was the Eco-i-Lite power failure light program and represented a majority of the sales.  In 2013 this program accounted for 24.4% of revenues as compared to 84.8% of revenues in 2012, 57.7% in 2011, 63.8%, in 2010. In 2013 we launched new products that were well received by retailers.  A new wireless motion sensor light program and a new multi-function power failure light in a wallplate configuration.  These new introductions accounted for approximately 60% of the 2013 net revenue. Our other products include Pathway Lights® book and multi-task lights, and Door Security Monitor which was planned as our entry into the security products sector.  The security lighting category is a prime target for the Company in 2014.  Since 2009 our branded products have been consistently focused on security and safety.

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Costco, Home Depot, Lowes, Office Depot, Sam’s Club, Target, The Container Store, True Value, and Wal-Mart.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in the largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic market, urbanization, rising family incomes and increased living standards have spurred demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brands to markets outside the U.S. including Central and South America, Mexico, Taiwan and we anticipate further expansion into Canada as well as other markets where our US customers have strong global initiatives.   Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2014 and 2015 for our power failure lighting programs (assuming sufficient marketing support and response of competition and key markets).  In fact, a key component in the rebranding effort was to create a powerful umbrella identity on the retail package that would serve to rationalize a retail destination within lighting more focused on power failure solutions.

We believe CAPC is well positioned to become a leading manufacturer in the rapidly growing home emergency lighting and security lighting sectors and will continue to be a leader of power-failure lighting solutions for consumers in our channels.  We believe we will maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in “Risk Factors” below.

Sales and Marketing

CAPC’s products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involved direct company executive staff participation. The company will also be targeting direct to retail clients through its Capstone International staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to Capstone International.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

Working Capital Requirements

During 2013 the Company reaffirmed its strategic decision to extend its business model to expand distribution, so that products could now be offered from our Los Angeles warehouse for U.S. domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-seasonal periods.  This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores.  This has not only allowed Capstone to add these retailers to its distribution but has helped to normalize future business by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. This program will require a larger amount of inventory particularly at key selling periods and therefore will require additional funding needs as we ship orders based on retailer weekly or on demand replenishment.  In 2013 to support the capital needs, Sterling National Bank has approved access of our available bank line for domestic inventory funding.  Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management’s Discussion and Analysis of Operations below.

Competitive Conditions

The consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is influenced by brand perceptions, product performance and value perception, customer service and price.   Our principal lighting competitors in the U.S. are Jasco, Energizer and Sylvania.  We believe private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Target, Wal-Mart, Home Depot, and Costco offer lighting as part of their  private branded product lines.

With trends and technology continually changing, CAPC will continue to endeavor to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by our recent investment in AC Kinetic Technologies.

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

Seasonality

Sales and operating profit for household products and electronics are seasonally influenced, with increased purchases by consumers during the key holiday winter season of the fourth fiscal quarter which requires increases in retailer inventories during the third fiscal quarter. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and spike power failure light sales. Many retailers now recognize a storm preparedness period and the Company believes that it is well positioned to gain market share in these sales periods. The Company’s "Power Failure Solutions” strategy supports this growing awareness.

Intellectual Property

CAPC subsidiary, Capstone owns a number of U.S. trademarks and patents, which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents. These include the following trademarks: Timely Reader, Pathway Lights ,Timely Reader Booklights with Timer and Auto Shut Off and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light,3 LED Slim line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  CAPC routinely prepares patent and trademark applications for filing in the United States. CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC’s ability to compete effectively in the power failure and portable lighting categories depends, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks and trademark and patent applications and other technology which CAPC believes are significant to its business. These relate primarily to lighting device improvements and manufacturing processes.

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

Research, Product Development, and Manufacturing Activities

We are engaged in a variety of development and design activities as well as basic research activities directed to the substantial improvement or new application of our existing technologies. We will continue to invest heavily in this area. These costs are expensed when incurred and included in the operating expenses.  Research and product development costs amounted to approximately $225,754 in 2013, $227,087 in 2012, $197,290 in 2011, $140,917 in 2010.

Employees

We employed 9 employees as of December 31, 2013 in our U.S. office and 4 employees in our Hong Kong operation.  We consider our relations with our employees to be good with none of our employees being subject to collective bargaining agreements.

Prior History

We were incorporated on September 18, 1986 as a Delaware corporation.  From 1986 until the acquisition of CAPI, our initial public offering under the Securities Act was conducted in 1987.   We started as a blank check company.  From 1986 until the 2006 acquisition of CAPI, we experienced several changes in management, corporate name and primary business lines as well as reincorporation from Delaware to Colorado and then from Colorado to Florida.

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

Note Payable – Sterling National bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, CAPI secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank),  located in New York, whereby CAPI receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate, which at the time of closing was 5%.  As of December 31, 2013 and 2012, the balance due to Sterling was $4,237,144 and $1,245,159 respectively

In July, 2011, Stewart Wallach, the Chief Executive Officer and Director of CAPC and JWTR Holdings, L.L.C. owned by a director, Jeffrey Postal entered into  a Securities and Notes Payable Agreement with Howard Ullman, the previous Chairman of the Board of CAPC, whereby they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling National Bank.

On July 12, 2011, Stewart Wallach individually and accepted by Sterling National Bank, agreed to be the sole personal guarantor to Sterling National Bank for all of Capstone Industries, Inc. loans.

Effective July 12, 2011, Capstone Industries, Inc., credit line with Sterling was increased from $2,000,000 to $4,000,000 to provide additional funding for increased revenue growth.

 Effective December 2nd, 2013, Capstone Industries, Inc., credit line with Sterling National Bank was further increased from $4,000,000 up to $6,000,000 to provide additional funding for increased revenue during the fourth quarter. The credit line reverted back to $4,000,000 on February 28th, 2014.

Effective October 1, 2011, Sterling Capital Funding conducted business as the Factoring and Trade Division of Sterling National Bank. All obligations under our agreements have been assigned to Sterling National Bank.

Item 1A.  Risk Factors.

In addition to other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.  As a “penny stock,” any investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity.

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

CAPC’s inadequate or expensive funding and financing alternatives

CAPC’s current short term debt level as of December 31, 2013, was approximately $7,457,218.  Long Term Debt which matures after twelve months is approximately $0 of scheduled debt maturities.  Our current debt structure consists of private placement note agreements from insiders to fund investment, operations and extraordinary transactions and Sterling National Bank funding.  Future declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events, could negatively impact our ability to reduce outstanding debt as planned, and could hinder our ability to remain in compliance with our current debt covenants.  If we have a shortfall in revenues without a corresponding reduction to its expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing). Such financing would dilute the position of existing  shareholders and put negative pressure on the market  price of the  our  Common  Stock  while  possibly failing to provide  adequate and ongoing working capital for the Company and its operations.

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

All of CAPC’s sales in fiscal 2013 were transacted in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which CAPC and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

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

The Company supplies product to the most recognized big box retailers across America and the highest concentration of its business in 2013 was in the flourishing warehouse club channel.  The Company’s sales are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them.   As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time.   The loss or a substantial decrease in the volume of purchases by any of the Company’s top customers would harm it’s sales and profitability.

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

We lack primary market makers and institutional support for our Common Stock traded in the public markets.  As result, whenever the market price for our Common Stock experiences any significant increase in market price, in terms of percentage increase,  it is difficult for our Common Stock to maintain such an increased market price due to  the pressure of shareholders selling shares of Common Stock to reap any profits from such increase in market price and the lack of primary market makers and institutional investors to stabilize and support any such increase in market price of our Common Stock (by not selling their positions of such stock in response to market price increases and entering the market to purchase more shares of our Common Stock).  Further, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our Common Stock than would be the case if our public float were larger or our Common Stock was actively supported by market makers. We cannot predict the prices at which our Common Stock will trade in the future.

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

Item 1B.  Unresolved SEC Staff Letters.

None for fiscal year ended December 31, 2013.

Item 2.  Properties.

Neither the Company nor its operating subsidiaries own any real properties or facilities.  CAPC and Capstone share principal executive offices and operating facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442. Rent expense, included in general and administrative expenses, for the years ended December 31, 2013 and 2012 amounted to $55,871 and $56,157, respectively.  The Company has no current plans to expand its facilities and believes that its current facilities will be adequate for future growth. Capstone Industries entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014 and effective February 1, 2014, has a 3 year lease with a base annual rent of $46,810 paid in equal monthly installments. The company has the one time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Under the new lease agreement, Capstone is responsible for its apportioned charges for electricity or any other utility consumed in the leased premises.

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

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of December 31, 2013, there were approximately 1,273 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 657,760,532 outstanding shares of the Common Stock. We have not previously declared or paid any dividends on our Common Stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future. The following table shows the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board or OTC Markets Group, Inc. QB Market, by quarter, during each of our last two fiscal years ended December 31, 2013 and 2012. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from information provided from the OTC Bulletin Board or The OTC Markets Group, Inc. QB Market, for the respective periods.

	2013		2012
	high	low	high	low
1st Quarter	.009	.007	.019	.0010
2nd Quarter	.008	.005	.017	.091
3rd Quarter	.007	.004	.019	.005
4th Quarter	.019	.005	.010	.003

Effective July 6, 2012, Company’s  corporate name changed to  “Capstone Companies, Inc.”  from “CHDT Corporation” and the trading symbol for the Company’s Common Stock, $0.0001 par value per share, changed from “CHDO” to “CAPC.”  The Company’s Common Stock is quoted on The OTC Markets Group, Inc.’s QB Tier.

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

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2013, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

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

Executive Overview

Capstone Industries started supplying the lighting departments of recognized big box retailers in early 2006 prior to its acquisition by Capstone Companies Inc.  The company exploited a niche category referred to as power failure lighting. Capstone entered the business strategically through its introduction of induction charging and stylish designs in what was commonly considered a utility type product category.   We continue to develop and manufacture a range of stylish, innovative and easy to use consumer lighting products including portable booklights, specialty book-lights, multi-task lights, night lights and wireless motion sensor lights in addition to our most recognized brand of Eco-I-Lites.  In 2012 we also developed a new product called “Door Security Monitor” that launched the Company into the home security market.  Our products are primarily sold under our wholly-owned subsidiary.  CAPI’s “Capstone’s” brand name as well as under store brands from time to time.  CAPC seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers with products that make their lives simpler and safer.  Disposable income remains limited for many consumers, and because the company's products are seen as necessity for safety and security reasons, sales at retail remain consistent. Consumers often give these useful products as gifts as well which is evidenced by the substantial historic holiday sales.

To date the Company has been focused on five product categories: (1) Rechargeable Handheld Power Failure lights and night lights.  (2) Battery powered Wireless Motion Sensor Lights (3) Power Failure lights in several styles including handheld and wall fixtures. (4) Portable booklights and tasklights; and (5) Door Security Monitor to be used for residential and commercial security applications.  Within these categories, the Company follows a closely defined business strategy to develop and increase market leadership positions in these key product segments. These product categories are prioritized based on their capacity to maximize the use of the organization’s core competencies and to deliver sustainable long-term growth.

Our ongoing strategy is to develop and maintain positions of innovative and technical leadership in our chosen markets, and leverage those positions to grow the amount of volume of product sold to those markets and to selectively acquire business with similar technical capabilities that could benefit from our leadership position and strategic direction.  Historically we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, and were open to new concepts by the buying community improving odds for the company to win a profitable niche of the market share.   We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.  The company's investment in AC Kinetics is indicative of the type of investment where some strategic benefit in addition to a financial return can be realized.

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

We operate in a highly competitive industry with aggressive pricing and frequent changes in technology or design.  We may not have sufficient or affordable or timely funding to respond to some  significant changes in technology or design changes in our industry that attract significant consumer demand.   The failure to respond quickly to consumer demand or changes in consumer demand could prove detrimental to our current and future business and financial condition.

We also operate in product lines which have moderate profit margins.  As such, we are very selective when planning new product launches in an effort to minimize too many instances of launching or producing products that do not appeal to consumers and produce sufficient consumer demand or sales.

We do not perform third party or independent marketing studies or consumer surveys, but rely on customer feedback to our salespeople and our review of industry trends in trade journals and news media and at trade shows to formulate a marketing and product development plan.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

(Dollars in thousands)	2013	2012	2011
Sales	$14,594	$8,363	$10,249
Gross Margin %	24.7%	21.4%	24.2%
SG& A Expenses	$2,494	$2,121	$1,606
SG&A Expenses as a Percentage of Sales	17.1%	25.4%	15.7%
Interest Expense	$389	$274	$296
Effective Tax (Benefit) Rate	0%	0%	0%
Net (Loss) Earnings	$727	$(607)	$576

CONSOLIDATED OVERVIEW OF OPERATIONS

Net Revenue for the year ended December 31, 2013 and 2012 were approximately $14,594,000 and $8,363,000, respectively, an increase of $6,231,000 or 74.5% increase over 2012 revenue.  For the 4th quarter 2013 net revenues were approximately $7,253,000 as compared to $2,512,000, in the 4th quarter 2012.  This was an increase of $4,741,000 or 188.7% over the same quarter last year. We would also note that gross revenue for 2013 was $15,844,000 but we provided more than $1,250,000 of allowances to retailers to promote our existing and new product launches.

The increased net revenue during 2013 was impacted by two situations.
1. The Company had previously made a strategic decision to expand distribution, so that products could be offered from our Los Angeles warehouse for US domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-promotional periods. This enabled retailers to stock our products daily and replenish inventory based on rates of sale in their stores, as a result we could react much quicker to retailer needs. This program has been very successful in 2013 and also helped to normalize planned business volumes by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal.

2. The Company also launched two new product lines, the 10 LED Wallplate Night Light and the Wireless Motion Sensor Light. Both of these exciting new programs have been well received by Retailers and consumers in 2013.

Cost of Sales, for the year ended December 31, 2013 and 2012, were approximately $10,983,000 and $6,575,000 respectively.  This represents 75.3% and 78.6% respectively of total Net Revenue.  For the 4th quarter ended December 31, 2013 and 2012, costs of sales were approximately $5,584,000 and $2,050,000, that’s 77.0% and 81.6% of net revenue respectively.

Despite rising component and labor costs in China our overall material costs have increased only slightly during the year.  This has been achieved through strategic and volume materials buying and negotiations with our factories; however as a percent to net sales the cost percentage has decreased mainly because with our additional new product releases, we now have an improved blended unit cost.

Gross Profit, for the year-ended December 31, 2013, was approximately $3,610,000, an increase of approximately $1,822,000 or 101.9% from the 2012 gross profit of $1,788,000.  Gross profit as a percentage of net sales was 24.7% for the year compared to 21.4% for 2012.  Gross Profit for the 4th quarter 2013 and 2012 was approximately $1,669,000 and $462,000 respectively, an increase of $1,207 or 261.3% % compared to same quarter in 2012.

The substantial gross profit increase from 2012 levels was the result of the increased sales volume in 2013 and the shipment of new products that provided an improved blended profit.  The increase of the gross profit as a percent to sales to 24.7% in 2013 compared to 21.4 % in 2012 was the result of effective overseas unit cost containment programs, effective volume buying with overseas suppliers and an improved profit resulting from an expanded product offering. Note the Company also provided $1,250,000 of allowances in 2013 to retailers to promote product awareness and sell through for the two new items launched in 2013

Operating Expenses were approximately $2,494,000 in 2013 as compared to $2,121,000 in 2012, a net increase of $373,000 or 17.6%.  Operating expenses for the 4th quarter ending December 31, 2013 and 2012 were approximately $862,000 and $606,000 an increase of $256,000 or 42.2% over 2012.  In 2013, as a percentage of net sales operating expenses were 17.1% as compared to 25.4% in 2012.

We also would note we have continued to invest significant expenses for future revenue growth, specifically:

Sales and Marketing expenses increased by $126,000 or 34.5% up from $364,000 in 2012 to $490,000, as we invested in the FIFA 2014 World Cup Watch program, trade shows, paid commission to new sales representative, and incurred  increased costs in warehousing - handling costs in maintaining  the US domestic program.

Compensation Expenses were approximately $973,000 in 2013, an increase of $72,000 or 8.0% from $901,000 in 2012, as executive management earned full approved salary and additional staff was added to support the increased revenue.

Professional Fees for 2013 were $ 326,000 compared to $269,000 in 2012, an increase of $57,000 or 21.1% as we incurred additional expenses in staffing the new entity CIHK with a Director and Manager, package design and rebranding of our product line, and increased accounting fees associated with the addition of a new Hong Kong based accounting firm to support Capstone International and increased fees associated with quarterly reporting of the Company’s results.

Product Development expenses for 2013 was $226,000 as compared to $227,000 a slight reduction of $1,000 over 2012.

Other General and Admin expenses for 2013 were $479,000; up $119,500 from $360,000 in 2012.  Some of this increased expense was the result of the achieved higher volumes, such as our insurance liability increased by $25,000 alone because of the higher net revenue.  National Sterling Bank fees also increased by approximately $29,000 as a result of the increased funding line that has been made available to the Company.

For the year ending December 31, 2013, interest expenses were approximately $389,000 an increase of $115,000 as compared to $274,000 expensed in 2012.  This increase was the result of funding requirements to purchase product overseas during the 2013. In December 2013, we did pay off some old loans due to affiliates and it is our goal to continue to reduce old outstanding loans when cash flow allows to reduce the interest burden as much as possible.

For the year ended December 31, 2013, the Company had net income of approximately $727,000.  For the year ended December 31, 2012 the Company had a net loss of approximately $607,000.  For the 4th quarter ended December 31, 2013, the Company had a net income of approximately $683,000 as compared to a net loss of $236,000 in the 4th quarter, 2012.  For the year 2013 that is a net profit improvement of $1,334,000 as compared to 2012. For the 4th quarter 2013, the net profit improvement was $919,000 compared to the 4th quarter in 2012.

The effective tax (benefit) rate was 0% in 2013 compared with 0% in 2012.

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

(In thousands, except percentages)	2013	2012	2011
Sales	$14,594	$8,363	$10,249
Operating Profit	$3,610	$1,788	$2,478
Operating Margin	24.7%	21.4%	24.2%

(In thousands, except percentages)	2013	2012	2011
Total Assets	$11,278	$6,113	$4,138

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program, the establishment of Capstone International Hong Kong. Ltd, and its new direct to retail campaign,  and the introduction of new products and the product development program implemented with AC Kinetics Technologies the Company expects its sales volumes  to significantly grow

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2013:

	Payments Due by Period
(In thousands)	Total	2014	2015	2016	After 2016
Purchase Obligations	$1,931	$1,931	$0	$0	$0
Short-Term Debt	7,457	7,457	0	0	0
Long-Term Debt	0	0	0	0	0
Operating Leases	241	85	96	56	4
Interest on Long-Term Debt	44	44	0	0	0
Other Long-Term Liabilities	0	0	0	0	0
Total Contractual Obligations	$9,673	$9,517	$96	$56	$4

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See Item 8, Financial Statements and Supplementary Data, Note 4 in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the US and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	2013	2012	2011
Net cash provided (used) by:
Operating Activities	$(2,944)	$(1,397)	$1,281
Investing Activities	(513)	(110)	(59)
Financing Activities	3,482	1,754	(1,172)

Our borrowing capacity with Sterling National Bank, funding support from directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow used in operating activities was approximately $(2.944) million in 2013 compared with approximately $(1.397) million used by operating activities in 2012.  As of 12/31/13 Accounts Receivable was $4.254 million, higher than last year, due to large shipments in the 4th quarter.  Higher sales is the main reason for the increase in Cash use at the end of the year.

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

Investing Activities

Cash used for investing activities in 2013 was $(513K) compared to $(110K) in 2012.  The Company invested $500k in another company called AC Kinetics and a further $13k in equipment to support new product launches.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  Net Cash provided by financing activities for the year as of December 31, 2013 was $3.482 million and $1.754 million in 2012. At December 31, 2013, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  The Company’s cash needs for working capital, debt service and capital equipment during 2014 are expected to be met by cash flows from operations and cash balances, the existing bank loan facility, a working capital loan funded by a director, and if necessary additional notes payable funding from established sources.

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

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

Item 7A.  Quantitative and Qualitative Disclosures about market Risk. (Not Applicable)

Item 8.  Financial Statements and Supplementary Data.

The financial statements and financial statement schedules of CAPC as well as supplementary data are listed in Item 15 below and included after the signature page to this report on Form 10-K.

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

As of the date of this Report on Form 10-K, Stewart Wallach is our Chief Executive Officer and James Gerald (“Gerry’) McClinton is our Chief Financial Officer and Chief Operating Officer.  Mr. Laurie Holtz, our previous Chief Financial Officer, retired in 2009.  Laurie Holtz was appointed as our Chief Financial Officer in December 2007.  Mr. McClinton handled the chief financial duties prior to Mr. Holtz’s appointment.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

CURRENT BOARD OF DIRECTORS

The background information on the directors is set forth below under "Item 1. Proposal Two: Election of Directors."  Each Director's term is for one year. The incumbent and current members of the Board of Directors are:

1.	Stewart Wallach. Mr. Wallach has been a director since April 2007.
2.	Gerry McClinton. Mr. McClinton has been a director since February 2008.
3.	Jeffrey Postal. Mr. Postal has been a director since January 2004.
4.	Jeffrey Guzy. Mr. Guzy was appointed as a director on May 3, 2007. Mr. Guzy is deemed an "independent director."
5.	Larry Sloven. Mr. Sloven was appointed as a director on May 3, 2007. Mr. Sloven is an outside director.

The Company typically elects directors by written consent because a majority of the voting securities are held by members of the Company’s management and a former director and officer and his wife. The Company has been unable to date to obtain sufficient written consents to date to elect the proposed management slate of director nominees without conducting a general solicitation subject to Regulation 14A or Regulation 14C reporting requirements. Further, the Company may propose resolutions requiring shareholder approval at a shareholder meeting requiring a general solicitation under Regulation 14A, but such proposals are not ready for presentation for shareholder approval. For these and other reasons, the Company may be unable to file an information statement or proxy statement within the required 120 days after the end of its fiscal year and, as such, the Company is completing this Part III of the Report on Form 10K for the fiscal year ending December 31, 2013.

POLICY REGARDING BOARD ATTENDANCE

Company directors are expected to attend all annual and special board meetings per Company policy.  An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors.  In fiscal year 2013, all directors attended at least 75% of all board meetings.

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

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a) (58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's independent public auditors, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2013 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an independent director under applicable NASDAQ standards.

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

In this context, the Audit Committee hereby reports as follows:

(1)
Company’s management has represented to the Audit Committee that the 2013 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for fiscal year 2013 with Company’s management and the independent registered public accounting firm.

(2)
The Audit Committee has received written disclosures and a letter from the independent registered public accounting firm, Robison Hill & Company, required by Independence Standards Board Standard No. 1 (“Independence Discussions with Audit Committee”) and has discussed with Robison Hill & Company their independence.

(3)
Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10K  for the fiscal year ended December 31, 2013, as filed with the Commission on March 26, 2014.

The foregoing report is provided by the undersigned members of the Audit Committee.

/s/Jeffrey Guzy
Jeffrey Guzy, Chairman
March 27, 2014

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

OBJECTIVES

The Compensation Committee is primarily responsible for reviewing the compensation  arrangements for the Company's executive  officers,  including the Chief Executive  Officer and Chairman of the Board,  and  for  administering  the  Company's  stock-based compensation plans. The Compensation Committee was established in January 2005. The Compensation Committee held one meeting in fiscal year 2013.  Larry Sloven, Jeffrey Guzy and Jeff Postal are committee members for 2013.  The Company believes that Mr. Guzy is an independent director under applicable NASDAQ standards.  Mr. Sloven is not deemed to meet those standards because of his company's product development and outsourcing relationship with the Company.

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

The Compensation and Nominating Committee did not use outside consultants in fiscal year 2013.  It used compensation arrangements by other microcap companies to judge the appropriateness of the Company compensation arrangements.

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

DIRECTOR MEETINGS IN FISCAL YEAR 2013

The Board of Directors had three official meetings in fiscal year 2013.  During fiscal year 2013, all of the directors attended 75% or more of all meetings of the Board, which were held during the period of time that such person served on the Board or such committee.

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 62, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 58, is the Interim Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 35 was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC Corporation.

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

Based solely upon a review of the copies of such forms furnished to the Company or other written representations, the Company believes that all of Section 16(a) filing requirements were met during fiscal year 2013 by the Company’s directors and officers.

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

Competitive Market

We have one independent director and also professional advisors who check the compensation level of other microcap companies in consumer goods from time to time to ensure that our compensation levels are reasonable.   In 2013, we did not benchmark compensation. Compensation was last benchmarked in 2008, when independent director and outside legal counsel reviewed compensation of executives at several peer companies holding equivalent positions or having similar responsibilities as our senior officers. The peer companies utilized in the 2008 analysis were engaged in some segment of consumer goods and were microcap companies (some having less or greater resources and operating income than our company).   The companies reviewed were:

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

Executive Compensation Components

For 2013, the principal components of compensation for each officer were:

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

Name & Principal Position	Year	Salary $	Bonus (6) $	Stock Awards $	Non-Equity Incentives (7) $	All Other $	TOTAL $
Stewart Wallach	2013	$285,586	-0-	-0-	-0-	-0-	$285,586
Chief Executive Officer (1,2,3)	2012	$273,488	-0-	-0-	-0-	-0-	$272,237
	2011	$260,465	-0-	-0-	-0-	-0-	$260,463
	2010	$248,060	-0-	-0-	-0-	-0-	$248,060
	2009	$236,250	-0-	-0-	-0-	-0-	$236,250

Gerry McClinton(1,4,5)	2013	$190,398	-0-	-0-	-0-	-0-	$190,398
Operating Officer & CFO	2012	$182,325	-0-	-0-	-0-	-0-	$181.403
	2010	$173,643	-0-	-0-	-0-	-0-	$173,643
	2010	$165,375	-0-	-0-	-0-	-0-	$165,375
	2009	$157,500	-0-	-0-	-0-	-0-	$157,500

Footnotes:
(1)	Each Employment Agreement provides for an annual minimum salary increase of 5%.
(2)	Although approved for a salary of $260,463, Stewart Wallach took a voluntary salary reduction and earned $180,000 in 2011.
(3)	Although approved for a salary of $248,060, Stewart Wallach took a voluntary salary reduction and earned $186,923 in 2010.
(4)	Although approved for a salary of $173,643, Gerry McClinton took a voluntary salary reduction and earned $146,250 in 2011.
(5)	Although approved for a salary of $165,375, Gerry McClinton took a voluntary salary reduction and earned $124,615. In 2010.
(6)	The Company has no non-equity incentive plans.
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

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which are filed as exhibits to the Form 10K by the Company for fiscal year ended December 31, 2013 (as filed by the Company with the SEC on March 27, 2014).

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY

Name	No. of Shares Underlying	% of Total Options Granted Employees in FY2012	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in FY2012
Stewart Wallach	24,498,039	-0-	4/27/2017	-0-	-0-
Gerry McClinton	26,630,000	-0-	4/27/2017	-0-	-0-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL($)
Stewart Wallach	2013	-0-	-0-	-0-	-0-	-0-
Chief Executive	2012	-0-	-0-	-0-	-0-	-0-
Officer	2011	-0-	-0-	-0-	-0-	-0-

Gerry McClinton	2013	-0-	-0-	-0-	-0-	-0-
Chief Operating	2012	-0-	-0-	-0-	-0-	-0-
Officer & Chief	2011	-0-	-0-	-0-	-0-	-0-
Financial Officer

FOOTNOTES:  (1) There were no 401(k) match by the Company and no medical supplemental payments by the Company in any of the years specified.

Outstanding Equity Awards as Fiscal Year Ended 2013 Table

OPTIONS(1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	24,498,039.029		4/27/2017
Gerry McClinton	32,250,000.029		4/27/2017

Footnotes:  (1) The Company does not have any stock awards for the years specified.

2013 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-0-	-0-
Gerry McClinton	-0-	-0-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$299,865	-0-	$11,350	$22,000	$333,215
Gerry McClinton	$199,918	-0-	$11,350	$22,000	$233,268

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 10, 2014, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock".  The table below sets forth, as of  March 10, 2014, (“Record Date”),  certain  information  with  respect to the Common Stock  beneficially owned by (i) each Director,  nominee and executive  officer of the Company;  (i) each person who owns  beneficially  more than 5% of the common stock;  and (iii) all Directors,  nominees and executive officers as a group. The table below also shows ownership as of the Record Date of shares of Series B Convertible Redeemable Preferred Stock, $0.10 par value, or the "Preferred Stock," which shares have no voting rights and shows ownership as of the Record Date. The table also shows ownership as of the Record Date of shares of Series C Convertible Redeemable Preferred Stock, $1.00 par value, or the Preferred Stock which shares have no voting rights.  There were 657,760,532shares of Common Stock outstanding on the Record Date and 1,000 shares of Preferred C Stock were outstanding as of March 10, 2014.

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
as of December 31, 2013

					ALL OPTION WARRANT SHARES
NAME, ADDRESS & TITLE	STOCK OWNERSHIP	PERCENTAGE OF STOCK OWNERSHIP	STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	% OF STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	VESTED	EXPIRED	NOT VESTED

Stewart Wallach, CEO, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (2)	147,618,822	22.4%	172,116,861	23.5%	24,498,039	0	0

Gerry McClinton, CFO, COO & Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (3)	504,949	0.1%	32,754,949	4.5%	32,250,000	0	0

Laurie Holtz, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (4)	4,628,300	0.7%	7,128,300	1.0%	2,500,000	0	0

Jeff Postal, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (5)	128,381,748	19.5%	131,881,748	18.0%	3,500,000	4,000,000	0

Jill Mohler, Secretary, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (6)	0	0.0%	600,000	0.1%	600,000	0	0

Jeff Guzy, Director,Director, 3130 19th St North, Arlington, VA 22201 (7)	832,000	0.1%	5,332,000	0.7%	4,500,000	0	0

Larry Sloven, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (8)	792,000	0.1%	3,792,000	0.5%	3,000,000	0	0

ALL OFFICERS & DIRECTORS AS A GROUP	282,757,819	43.0%	353,605,858	48.3%	70,848,039	4,000,000	0

PRINCIPAL SHAREHOLDERS

Bart Fisher, 9009 Potomac Forest Drive, Great Falls, VA 22066 (9) (10)	3,399,484	0.5%	3,399,484	0%	0	0	0

Margaret Fisher, 9009 Potomac Forest Drive, Great Falls, VA 22066	3,000,000	0.5%	3,000,000	0.4%	0	0	0

SUBTOTAL PRINCIPAL SHAREHOLDERS	6,399,484	1.0%	6,399,484	0.9%	0	0	0

TOTAL	289,157,303	44.0%	360,005,342	49.1%	70,848,039	4,000,000	0

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

The following table sets forth beneficial ownership of Series C Convertible Preferred Stock of members of Company management as of March 10, 2014.

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

From time to time, the Company borrows working capital on a short term basis, usually with maturity dates of less than a year, from Company directors and officers.  The Company believes that these working capital loans are commercially reasonable, especially in light of the inability of the Company to obtain such short term financing from traditional funding sources.  A summary of the current working capital loans from Company officers and directors is set forth below.   While these loans are not typically reviewed by the Audit Committee, the Company has decided to have all working capital loans from Company directors or officers to the Company reviewed by the Audit Committee under the Company related person transaction policy, effective March 1, 2012.  The loans from Company directors or officers are usually convertible into shares of Company stock or are converted into shares of Company stock in order to preserve the cash reserves or cash flow from operations of the Company for payment of expenses that are necessary to maintain the Company operations.  Such conversions are usually approved by the disinterested directors of the Company’s board of directors. Effective March 1, 2012, the Company has decided to have all conversions of loans from Company directors or officers reviewed under the Company’s related person transaction policy.

Name of Lending Officer or Director	Amount of Principal of Loan	Interest Rate	Maturity Date	Principal Balance as of March 1, 2014
Stewart Wallach	$250,000	8%	04/01/2014	$250,000
Jeffrey Postal	$250,000	8%	04/01/2014	$250,000
Stewart Wallach	$209,473	8%	04/01/2014	$209,473
JWTR Holdings LLC	$209,473	8%	04/01/2014	$209,473
Stewart Wallach	$50,000	8%	04/01/2014	$50,000
Stewart Wallach	$100,000	8%	04/01/2014	$100,000
Stewart Wallach	$50,000	8%	04/01/2014	$50,000
Stewart Wallach	$75,000	8%	04/01/2014	$75,000
Jeffrey Postal	$250,000	8%	04/01/2014	$250,000
Jeffrey Postal	$100,000	8%	04/01/2014	$100,000
Group Nexus LLC	$150,000	8%	04/01/2014	$150,000
Postal Capital Funding	$498,000	8%	04/01/2014	$498,000
Total	$2,191,946			$2,191,946

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees	$60,310	$61,849
Tax Fees	$2,850	$2,750
Total	$63,160	$64,599

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

The Audit Committee pre-approved 100% of the Company's 2013 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission’s final pre-approval rules.

Part IV

Item 15.  Exhibits, and Reports on Form 8-K

(a) The following documents are filed as part of this report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants
F-2 Consolidated Balance Sheets as of December 31, 2013, and 2012
F-3 Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
F-4 Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2013 and 2012
F-5 Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
F-6 Notes to Consolidated Financial Statements

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

2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amended and Restated Articles of Incorporation of Capstone Companies, Inc. ∞
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.^^
10.7	2011 Employment Agreement by Stewart Wallach and CHDT Corp.^^
10.8	2011 Employment Agreement by James Gerald (Gerry) McClinton and CHDT Corp. ^^
10.9	2011 Employment Agreement by Howard Ullman and CHDT Corp.^^
10.10	Form of Non-Qualified Stock Option+
10.11	Non-Employee Director Compensation^^
10.12	Working Capital Loan Agreement, dated April 1, 2012, between Capstone Companies, Inc. and Postal Capital Funding, L.L.C. ∞∞`
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^

*	Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
**	Incorporated by reference to Exhibit 3(I) to the Form 8-K filed by CHDT Corporation with the Commission on July 10, 2007.
***	Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
****	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CHDT Corp. With the Commission on November 6, 2007.
+	Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 31, 2006.
++	Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 26, 2007.
+++	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CHDT Corporation with the Commission on September 18, 2006.
++++	Incorporated by reference to Exhibit 99 to the Form 8-K filed by CHDT Corp. With the Commission on December 3, 2007.
+++++	Incorporated by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2006 and filed by CHDT Corp. With the Commission on April 17, 2007.
∞	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on July 14, 2009.
∞∞	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by Capstone Industries, Inc. with the Commission on April 6, 2012.
^^	Filed as an exhibit to the Form 10-K for the fiscal year ending December 31, 2007.
^	Filed Herein.

(b) Reports on Form 8-K filed.

The following reports were filed during the 2013 fiscal year:  Form 8-K, April 04, 2013; Form 8-K May 21, 2013,; Form 8-K, August 27, 2013; Form 8-K, November 04, 2013; and Form 8-K, November 06, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CAPSTONE COMPANIES, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 27 day of March 2014.

CAPSTONE COMPANIES, INC.

Dated:   March 27, 2014

By

/s/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 27, 2014

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 27, 2014

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 27, 2014

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 27, 2014

/s/ Larry Sloven
Larry Sloven
Director
March 27, 2014

CAPSTONE COMPANIES, INC.
AND SUBSIDIARIES

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

DECEMBER 31, 2013 AND 2012

CONTENTS

Page

Report of Independent Registered Public Accountants	F - 1

Consolidated Balance Sheets
December 31, 2013 and 2012	F - 2

Consolidated Statements of Operations for the
Years Ended December 31, 2013 and 2012	F - 3

Consolidated Statement of Stockholders' Equity for the
Years Ended December 31, 2013 and 2012	F - 4

Consolidated Statements of Cash Flows for the
Years Ended December 31, 2013 and 2012	F - 5

Notes to Consolidated Financial Statements	F - 6

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Capstone Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years in the two-year period ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Companies, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 27, 2014

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 ,	December 31,
	2013	2012
Assets:
Current Assets:
Cash	$436,592	$411,259
Accounts receivable - net	6,927,238	2,673,555
Inventory	298,099	584,370
Prepaid expense	1,082,784	351,003
Total Current Assets	8,744,713	4,020,187

Fixed Assets:
Computer equipment & software	66,448	66,448
Machinery and equipment	667,096	654,401
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(661,210)	(597,042)
Total Fixed Assets	77,999	129,472

Other Non-current Assets:
Product development costs - net	19,664	27,280
Investment (AC Kinetics)	500,000	-
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,455,684	1,963,300
Total Assets	$11,278,396	$6,112,959

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$1,931,527	$1,114,166
Note payable - Sterling Factors	4,237,144	1,245,159
Notes and loans payable to related parties - current maturities	3,220,074	602,148
Total Current Liabilities	9,388,745	2,961,473

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	2,023,283
Total Liabilities	9,388,745	4,984,756

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 657,760,532 & 655,885,532 shares issued at December 31, 2013 & December 31, 2012	65,777	65,589
Additional paid-in capital	7,172,059	7,137,933
Accumulated deficit	(5,349,185)	(6,076,319)
Total Stockholders' Equity	1,889,651	1,128,203
Total Liabilities and Stockholders’ Equity	$11,278,396	$6,112,959

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Revenues	$14,593,826	$8,362,964
Cost of Sales	(10,983,364)	(6,574,912)
Gross Profit	3,610,462	1,788,052

Operating Expenses:
Sales and marketing	489,791	364,263
Compensation	972,922	900,628
Professional fees	326,077	269,335
Product Development	225,754	227,087
Other general and administrative	479,298	359,795
Total Operating Expenses	2,493,842	2,121,108

Net Operating Income (Loss)	1,116,620	(333,056)

Other Income (Expense):
Interest expense	(389,486)	(274,127)
Total Other Income (Expense)	(389,486)	(274,127)

Net Income (Loss)	$727,134	$(607,183)

Income (Loss) per Common Share	$-	$-

Weighted Average Shares Outstanding
Basic	657,503,683	650,724,916
Diluted	813,450,260	810,671,493

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit

Balance at December 31, 2011	-	$-	-	$-	1,000	$1,000	649,510,532	$64,951	$7,041,858	$(5,469,136)

Stock options for compensation	-	-	-	-	-	-	-	-	36,750	-
Stock compensation	-	-	-	-	-	-	6,375,000	638	59,325	-
Net Income	-	-	-	-	-	-	-	-	-	(607,183)
Balance at December 31, 2012	-	$-	-	$-	1,000	$1,000	655,885,532	$65,589	$7,137,933	$(6,076,319)

Stock options for compensation	-	-	-	-	-	-	-	-	20,250	-
Stock compensation	-	-	-	-	-	-	1,875,000	188	13,875	-
Net Income	-	-	-	-	-	-	-	-	-	727,134
Balance at December 31, 2013	-	$-	-	$-	1,000	$1,000	657,760,532	65,777	7,172,058	(5,349,185)

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$727,134	$(607,183)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	14,064	59,963
Depreciation and amortization	95,756	71,153
Compensation expense from stock options	20,250	36,750
(Increase) decrease in accounts receivable	(4,253,683)	(1,196,276)
(Increase) decrease in inventory	286,271	(525,653)
(Increase) decrease in prepaid expenses	(731,781)	66,740
(Increase) decrease in other assets	(23,972)	(33,960)
Increase (decrease) in accounts payable and accrued expenses	817,361	587,230
Increase (decrease) in accrued interest on notes payable	104,643	144,216
Net cash provided by (used in) operating activities	(2,943,957)	(1,397,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	(500,000)	-
Purchase of property and equipment	(12,695)	(109,883)
Net cash provided by (used in) investing activities	(512,695)	(109,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	12,737,405	7,568,000
Repayments of notes payable	(9,745,420)	(6,764,448)
Proceeds from notes and loans payable to related parties	4,538,000	3,043,000
Repayments of notes and loans payable to related parties	(4,048,000)	(2,093,000)
Net cash provided by financing activities	3,481,985	1,753,552

Net (Decrease) Increase in Cash and Cash Equivalents	25,333	246,649
Cash and Cash Equivalents at Beginning of Period	411,259	164,610
Cash and Cash Equivalents at End of Period	$436,592	$411,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$284,842	$71,802
Franchise and income taxes	$-	$-

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of December 31, 2013, 100% of the accounts receivable serves as collateral for the companies notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $298,099 and $584,370 at December 31, 2013 and December 31, 2012, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment & software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2013 or through December 31, 2013.

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

Depreciation expense was $64,168 and $ 50,849 for the period ended December 31 , 2013 and 2012, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate impairment.  The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2013, whereas the fair value of the intangible asset exceeds its carrying amount.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At December 31, 2013 and 2012 the total number of potentially dilutive common stock equivalents was 155,946,577 and 159,946,577 respectively.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2013 and 2012 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C (formerly Black Box Innovations, L.L.C.), Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at December 31, 2013 and 2012 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $67,591 and $ 156,897 for the twelve months ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $110,626 and $116,735 for the twelve months ended December 31, 2013 and 2012, respectively.

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

Stock-Based Compensation Expense

Stock-based compensation for the twelve months ended December 31, 2013 and 2012 was $20,250 and $36,750 respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"),  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, prospectively, with retrospective application permitted.  The Company does not expect it’s adoption of ASU 2013-11 to have a material impact on its consolidated financial statements.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of December 31, 2013, the Company had no cash in excess of FDIC limits.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
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

Major Customers

The Company had three customers who comprised at least six percent (6%) of gross revenue during the fiscal years ended December 31, 2013 and 2012.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2013	2012	2013	2012
Customer A	62%	60%	$6,418,071	$2,208,495
Customer B	22%	10%	70,974	464,601
Customer C	6%	12%	336,432	35,435
	90%	82%	$6,825,477	$2,708,531

Major Vendors

The Company had two vendors from which it purchased at least five percent (5%) of merchandise during the fiscal year ended December 31, 2013 and December 31, 2012. The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2013	2012	2013	2012
Vendor A	93%	81%	$1,320,945	$818,883
Vendor B	5%	13%	112,952	28,834
	98%	94%	$1,433,897	$847,717

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  The Sterling National Bank has terminated the Subordination Agreements as of December 2, 2013 .  As of December 31, 2013 & 2012, the balance due to Sterling   National Bank was $4,237,144  and $1,245,159 respectively.

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

During the period from July 2013 through February 2014, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 up to $6,000,000 to provide additional funding to cover the increased sales volume during the holiday season.  As of February 28, 2014, the maximum amount that can be borrowed on this credit line is $4,000,000.

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before April 1, 2014.  At December 31, 2011, the total amount payable on the reassigned notes to Stewart Wallach was $216,498 which includes accrued interest of $7025 and JWTR Holdings, LLC was $216,498 which includes accrued interest of $7,025.  At December 31, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $233,256 which includes accrued interest of $23,783 and JWTR Holdings, LLC was $233,256 which includes accrued interest of $23,783.  For the revised notes the interest payments are being accrued monthly to the note holders.  As of December 31, 2013 the total combined balance due on these two notes was $500,028which includes interest of $81,082

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on or before April 1, 2014 and carries an interest rate of 8% per annum.  At December 31, 2012, the total amount payable on this note was $310,000 including interest of $60,000.  At December 31, 2013, the total amount payable on this note was $330,000 including interest of $80,000.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before April 1, 2014 and carries an interest rate of 8% per annum.  At December 31, 2012 the total amount payable on this note was $122,466 including interest of $22,466.  At December 31 , 2013 the total amount payable on this note was $130,466 including interest of $30,466.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before April 1, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount payable on this note was $90,847 including interest of $15,847.  At December 31, 2013 the total amount payable on this note was $96,847, including interest of $21,847.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before April 1, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount payable on this note was $180,674 including interest of $30,674.  At December 31, 2013 the total amount payable on this note was $192,674 including interest of $42,674.

On April 8, 2013, the Company received a loan from a director of $150,000. The note is due on or before October 8, 2013 and carries an interest rate of 8% per annum. At September 30, 2013 the total amount payable on this note was $155,753 including interest of $5,753.  This note was paid off in full including interest in October 2013.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before April 1, 2014 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount due on these notes was $248,000, including interest of $48,000.  At December 31, 2013 the total amount due on these notes was $264,000 including interest of $64,000.

On January 15, 2013, the company received a new loan of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. formerly (CHDT) with due date on or before April 1, 2014 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2013 the total amount payable on this note was $269,178 including interest of $19,178.

On January 15, 2013, the company received a new loan of $250,000 from a director of Capstone Companies, Inc. formerly (CHDT) with due date on or before April 1, 2014 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2013 the total amount payable on this note was $269,178 including interest of $19,178.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capstone Industries – Notes Payable to Officers and Directors (continued)

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

At December 31, 2012 the total amount due on these two notes was $222,472, including interest of $44,472.  On December 4, 2013 this note was paid in full and no amount is due at December 31, 2013.

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

On August 26, 2013, Capstone Industries, Inc. received a $200,000 loan from George Wolf. The loan is due on or before January 2, 2014 and carries an interest rate of 1.0% simple interest per month.  This note was paid in full during November 2013 and no amount is due at December 31, 2013.

During the Second Quarter 2012, Capstone Industries, Inc. received a $746,000 loan from Jeffrey Postal a director of the Company. The loan was due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual).  As of December 31, 2012 the total amount due on these notes was $602,148 including interest of $27,148. During the first Quarter 2013, the loan balance was paid in full.

During the Second Quarter 2013, Capstone Industries, Inc. received total $1,150,000 under three notes from Jeffrey Postal a director of the Company.  These notes are due on or before January 2, 2014 and carry an interest rate of 1.0% simple interest per month (12% annual).  As of December 31, 2013 these notes were paid in full.

During the Third Quarter 2013, Capstone Industries, Inc. received $850,000 against two new notes from Jeffrey Postal a director of the Company. These notes are due on or before January 2, 2014 and carry an interest rate of 1.0% simple interest per month (12% annual).  These notes were paid in full during the fourth quarter and no amount is due at December 31, 2013.

On December 11, 2013, Capstone Industries, Inc. received $620,000 against new note from Jeffrey Postal a director of the Company. The note is due on or before July 2, 2014 and carry an interest rate of 1.0% simple interest per month (12% annul). As of December 31, 2013, the total amount due under this note was $624,077 including accrued interest of $4,077.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capstone Industries – Notes Payable to Officers and Directors (continued)

On September 15th 2013, Capstone Industries, Inc. received a $340,000 loan from Phyllis Postal. The loan is due on or before January 2, 2014 and carries an interest rate of 1.0% simple interest per month (12% annual).  As of September 30, 2013, the total amount due is $341,565 including accrued interest of $1,565. This note was paid in full on November 18, 2013.

During the Third Quarter 2012, Capstone Industries, Inc. received a $220,000 loan from Everett Fleisig who is the father in law of an officer of the company. The loan is due on or before January 2, 2013 and carries an interest rate of 1.0% simple interest per month (12% annual). As of December 31, 2012 this note was paid in full.

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who is a director and director and senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed were to be repaid by April 1, 2013 at an interest rate of 8%.  As amended, this note is due on or before April 1, 2014. As of December 31, 2012, the loan balance under this agreement was $382,310 including interest of $7,310. During the first two quarters 2013, additional $123,000 loan was received by the company. As of December 31, 2013, the loan balance under this agreement was $543,626 including interest of $45,626.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of December 31, 2013 was $3,220,074 including accrued interest of $408,128.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December, 31,
2014	$3,220,074
2015	-
2016	-
2017	-
2018	-
Total future maturities	$3,220,074

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and is leased on a month to month basis.  Monthly payments are approximately $4,650 per month.  Rental expense under the lease was approximately $55,871 and $56,158 for the periods ended December 31, 2013 and 2012, respectively

Capstone Industries entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014 and effective February 1, 2014, has a 3 year lease with a base annual rent of $46,810 paid in equal monthly installments. The company has the one time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Under the new lease agreement, Capstone is responsible for all charges for electricity or any other utility consumed in the leased premises.

Capstone International Hong Kong Ltd. Entered in a two year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement is for the period from February 17, 2014 to February 16, 2016.  This lease has a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

The lease obligations under these agreements for the next five years is as follows:

Year Ended December, 31,	US	HK	Total
2014	$42,909	$42,000	$84,909
2015	48,083	48,000	96,083
2016	49,520	6,000	55,520
2017	4,137	-	4,137
2018	-	-	-
Total lease obligation	$144,649	$96,000	$240,649

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  For 2009, Mr. Wallach was paid $236,250, and for 2010 was paid $175,412.  For 2011 was  paid $180,000 and for 2012 he was paid $272,336.  For the year 2013 Mr. Wallach was paid $285,586. An amount of $40,233 has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses for deferred wages in 2011.  This balance remains unpaid at December 31, 2013 and continues to be reported as part of accounts payable and accrued expenses.  The term of the contract begins February 5, 2008 and ends on February 5, 2011, but the term of the contract was extended for a further two years through February 5, 2013.  The Compensation Committee has further extended the agreement with the same terms for a further three years through February 5, 2016.

On February 5, 2008, the Company entered into an Employment Agreement with Gerry McClinton, the Company’s Chief Operating Officer, whereby Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year.  For 2009, Mr. McClinton was paid $157,500 and for 2010 was paid $113,546. For 2011, Mr. McClinton was paid $146,250 and for 2012 he was paid $181,403. For the year 2013 Mr. McClinton was paid $ 190,398.  An amount of $572 has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses for deferred wages in 2011.  This balance remains unpaid at December 31, 2013 and continues to be reported as part of accounts payable and accrued expenses.  The term of the contract begins February 5, 2008 and ends on February 5, 2011 but the term of the contract was extended for a further two years through February 5, 2013. The Compensation Committee has further extended the agreement with the same terms for a further three years through February 5, 2016.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

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

The following table sets forth the Company’s stock options outstanding as of December 31, 2013 and December 31, 2012 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2012	69,883,333	$ 0.029	5.26	$ -
Granted	4,650,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	150,000	0.029	-	-

Outstanding, December 31 , 2012	74,383,333	$ 0.029	4.28	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding, December 31, 2013	74,383,333	$ 0.029	3.28	$ -

Vested/exercisable at December 31, 2012	69,883,333	$ 0.029	4.26	$ -
Vested/exercisable at December 31, 2013	74,383,333	$ 0.029	3.28	$ -

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.020	250,000	1.42	$.020	250,000
$.029	54,983,333	3.33	$.029	54,983,333
$.029	2,500,000	4.33	$.029	2,500,000
$.029	700,000	5.33	$.029	700,000
$.029	1,000,000	4.00	$.029	1,000,000
$.029	150,000	4.08	$.029	150,000
$.029	850,000	5.42	$.029	850,000
$.029	4,500,000	1.33	$.029	4,500,000
$.029	300,000	6.33	$.029	300,000
$.029	4,500,000	2.50	$.029	4,500,000
$.029	150,000	7.50	$.029	150,000
$.029	4,500,000	3.58	$.029	4,500,000

NOTE 7 - INCOME TAXES

As of December 31, 2013, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $3,800,000 that may be offset against future taxable income through 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

	2013	2012
Net Operating (Profit) Losses	$1,292,000	$1,564,000
Valuation Allowance	(1,292,000)	(1,564,000)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2013	2012
Provision (Benefit) at US Statutory Rate	$247,000	$(206,000)
State Income Tax	-	-
Depreciation and Amortization	(41,000)	(68,000)
Accrued Officer Compensation	-	-
Non-Deductible Stock Based Compensation	7,000	12,000
Other Differences	59,000	24,000
Increase (Decrease) in Valuation Allowance	(272,000)	238,000
Income Tax Provision (Benefit)	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the Florida Department of Revenue for the years ending December 31, 2010 through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2013 and 2012.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – OTHER ASSETS

Other Assets at December 31, 2013 and 2012 consists of the following:

	2013	2012	Life in Years

Packaging Artwork and Design	$299,404	275,432	2
Less: Accumulated Amortization	(279,740)	(248,152)
	$19,664	27,280

Amortization expense for the year ended December 31, 2013 and 2012 was $31,588 and $20,304.

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

The aggregate carrying amount of cost method investments at December 31, 2013 and 2012 consisted of the following:

	2013	2012
AC Kinetics Series A Convertible Preferred Stock	$500,000	$0

The company’s investment in AC Kinetics has not been evaluated for impairment.

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, during the twelve months ended December 31, 2013, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.