Form 10-Q
period 2014-03-31
CAPSTONE COMPANIES, INC.
filed 2014-05-15
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of March 31, 2014, there were 654,010,532 shares of the issuer's $.0001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31 ,	December 31,
	2014	2013
Assets:
Current Assets:
Cash	$451,885	$436,592
Accounts receivable - net	3,949,242	6,927,238
Inventory	301,827	298,099
Deposit	33,831	-
Prepaid expense	351,648	1,082,784
Total Current Assets	5,088,433	8,744,713

Fixed Assets:
Computer equipment & software	12,272	66,448
Machinery and equipment	232,501	667,096
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(176,371)	(661,210)
Total Fixed Assets	74,067	77,999

Other Non-current Assets:
Product development costs - net	14,748	19,664
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,450,768	2,455,684
Total Assets	$7,613,268	$11,278,396

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$1,092,161	$1,931,527
Note payable - Sterling Factors	1,742,659	4,237,144
Notes and loans payable to related parties - current maturities	2,639,237	3,220,074
Total Current Liabilities	5,474,057	9,388,745

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	-
Total Liabilities	5,474,057	9,388,745

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 654,010,532 & 657,760,532 shares issued at March 31, 2014 & December 31, 2012	65,401	65,777
Additional paid-in capital	7,161,230	7,172,059
Accumulated deficit	(5,088,420)	(5,349,185)
Total Stockholders' Equity	2,139,211	1,889,651
Total Liabilities and Stockholders’ Equity	$7,613,268	$11,278,396

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenues	$4,088,369	$659,794
Cost of Sales	(2,781,829)	(465,953)
Gross Profit	1,306,540	193,841

Operating Expenses:
Sales and marketing	300,672	57,314
Compensation	295,327	230,092
Professional fees	73,781	91,723
Product Development	132,330	23,619
Other general and administrative	142,540	103,369
Total Operating Expenses	944,650	506,117

Net Operating Income (Loss)	361,890	(312,276)

Other Income (Expense):
Interest expense	(101,125)	(73,704)
Total Other Income (Expense)	(101,125)	(73,704)

Net Income (Loss)	$260,765	$(385,980)

Income (Loss) per Common Share	$-	$-

Weighted Average Shares Outstanding
Basic	656,093,865	656,718,865
Diluted	815,190,442	816,665,442

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$260,765	$(385,980)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	(28,875)	14,064
Depreciation and amortization	19,254	21,148
Compensation expense from stock options	17,672	10,125
(Increase) decrease in accounts receivable	2,977,996	1,996,932
(Increase) decrease in inventory	(3,728)	87,102
(Increase) decrease in prepaid expenses	731,136	(25,955)
(Increase) decrease in other assets	(33,831)	(10,108)
Increase (decrease) in accounts payable and accrued expenses	(839,367)	(838,143)
Increase (decrease) in accrued interest on notes payable	43,239	20,127
Net cash provided by (used in) operating activities	3,144,261	889,312

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(500,000)
Purchase of property and equipment	(10,406)	(5,528)
Net cash provided by (used in) investing activities	(10,406)	(505,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,012,828	1,694,673
Repayments of notes payable	(6,507,313)	(2,537,156)
Proceeds from notes and loans payable to related parties	-	865,000
Repayments of notes and loans payable to related parties	(624,077)	(575,000)
Net cash provided by financing activities	(3,118,562)	(552,483)

Net (Decrease) Increase in Cash and Cash Equivalents	15,293	(168,699)
Cash and Cash Equivalents at Beginning of Period	436,592	411,259
Cash and Cash Equivalents at End of Period	$451,885	$242,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57,885	$2,984
Franchise and income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC”), a Florida corporation and its wholly-owned subsidiaries (“Subsidiaries”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements for the three month period ended March 31, 2014 and 2013 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

As of March 31, 2014, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of March 31, 2014, 100% of the accounts receivable serves as collateral for the companies notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $301,827 and $298,099 at March 31, 2014 and December 31, 2013, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment & software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2013 or through March 31, 2014.

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

Depreciation expense was $14,338 and $ 14,984 for the period ended March 31 , 2014 and 2013, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At March 31, 2014 and 2013 the total number of potentially dilutive common stock equivalents was 159,096,577 and 159,946,577 respectively.

Principles of Consolidation

The consolidated financial statements as of March 31, 2014 and December 31, 2012 and for the three months ended March 31, 2014 and 2013 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C , Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at March 31, 2014 and 2013 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Reclassifications

Certain reclassifications have been made in the 2014 financial statements to conform to the 2013 presentation.  There were no material changes in classifications made to previously issued financial statements.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $ 91,204 and $ 3,617 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $18,981 and $39,499 for the three months ended March 31, 2014 and 2013, respectively.

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

On January 2, 2014, the Company granted 3,150,000 stock options to two directors of the Company and the Company Secretary. The options vest in 8 months.  For the three months ended March 31, 2014, the Company recognized compensation expense of $17,672.  For the year ending December, 2014 the Company will recognize an additional expense of $25,828.

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

Stock-Based Compensation Expense

Stock-based compensation for the three months ended March 31, 2014 and 2013 was $17,672 and $10,125 respectively.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"),  An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, prospectively, with retrospective application permitted.  The Company’s adoption of ASU 2013-11 did not have a material impact on its consolidated financial statements.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of March 31, 2014, the Company had no cash in excess of FDIC limits.

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

Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  The Sterling National Bank has terminated the Subordination Agreements as of December 2, 2013.  As of December  31, 2013 the balance due to Sterling National Bank was $4,237,144.As of March 31, 2014 the balance due to Sterling National was $1,742,659.

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

On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before January 2, 2015.  At December 31, 2011, the total amount payable on the reassigned notes to Stewart Wallach was $216,498 which includes accrued interest of $7025 and JWTR Holdings, LLC was $216,498 which includes accrued interest of $7,025.  At December 31, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $233,256 which includes accrued interest of $23,783 and JWTR Holdings, LLC was $233,256 which includes accrued interest of $23,783.  For the revised notes the interest payments are being accrued monthly to the note holders.  As of March 31, 2014 the total combined balance due on these two notes was $ 508,292 which includes interest of $89,346

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on or before April 1, 2014 and carries an interest rate of 8% per annum.  At December 31, 2012, the total amount payable on this note was $310,000 including interest of $60,000.  At March 31, 2014, the total amount payable on this note was $ 334,932 including interest of $84,932. This note and interest was subsequently paid in full on April 23, 2014.

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2015 and carries an interest rate of 8% per annum.  At December 31, 2012 the total amount payable on this note was $122,466 including interest of $22,466.  At March 31, 2014 the total amount payable on this note was $132,439 including interest of $32,439.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2015 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount payable on this note was $90,847 including interest of $15,847.  At March 31, 2014 the total amount payable on this note was $98,326including interest of $23,326

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before April 1, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount payable on this note was $180,674 including interest of $30,674.  At March 31, 2014 the total amount payable on this note was $195,633 including interest of $45,633. This note and interest was subsequently paid in full on April 1, 2014.

On April 8, 2013, the Company received a loan from a director of $150,000. The note is due on or before October 8, 2013 and carries an interest rate of 8% per annum. At September 30, 2013 the total amount payable on this note was $155,753 including interest of $5,753.  This note was paid off in full including interest in October 2013.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before April 1, 2014 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2012 the total amount due on these notes was $248,000, including interest of $48,000.  At March 31, 2014 the total amount due on these notes was $ 267,945 including interest of $67,945.  This note and interest was subsequently paid in full on April 23, 2014.

On January 15, 2013, the company received a new loan of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. formerly (CHDT) with due date on or before January 2, 2015 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2014 the total amount payable on this note was $274,110 including interest of $24,110.

On January 15, 2013, the company received a new loan of $250,000 from a director of Capstone Companies, Inc. formerly (CHDT) with due date on or before January 2, 2015 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At March 31, 2014 the total amount payable on this note was $274,110 including interest of $24,110.

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

At December 31, 2012 the total amount due on these two notes was $222,472, including interest of $44,472.  On December 4, 2013 this note with interest was paid in full and no amount is due at December 31, 2013.

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

On December 11, 2013, Capstone Industries, Inc. received $620,000 against new note from Jeffrey Postal a director of the Company. The note is due on or before July 2, 2014 and carries an interest rate of 1.0% simple interest per month (12% annul). As of December 31, 2013, the total amount due under this note was $624,077 including accrued interest of $4,077.  This note was paid in full during the first quarter 2014 and no amount is due at March 31, 2014.

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

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who is a director and director and senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed were to be repaid by April 1, 2013 at an interest rate of 8%.  As amended, this note is due on or before January 2, 2015. As of December 31, 2012, the loan balance under this agreement was $382,310 including interest of $7,310. During the first two quarters 2013, additional $123,000 loan was received by the company. As of March 31, 2014, the loan balance under this agreement was $553,450 including interest of $55,450.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of March 31, 2014 was $2,639,237 including accrued interest of $447,291.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December, 31,
2014	$798,511
2015	1,840,726
2016	-
2017	-
2018	-
Total future maturities	$2,639,237

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

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

Rental expense for the period ending March 31, 2014 under above two lease agreements was $24,874 and $13,968 for the periods ending March 31, 2013 for Deerfield Beach, Florida location.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

The lease obligations under these agreements for the next five years are as follows:

Year Ended December, 31,	US	HK	Total
2014	$42,909	$42,000	$84,909
2015	48,083	48,000	96,083
2016	49,520	6,000	55,520
2017	4,137	-	4,137
2018	-	-	-
Total lease obligation	$144,649	$96,000	$240,649

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, the Company’s Chief Executive Officer and President, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  For 2009, Mr. Wallach was paid $236,250, and for 2010 was paid $175,412.  For 2011 he was paid $180,000 and for 2012 he was paid $272,336.  For the year 2013 Mr. Wallach was paid $285,586. An amount of $40,233 has been accrued and is included on the balance sheet as part of accounts payable and accrued expenses for deferred wages in 2011.  This balance remains unpaid at December 31, 2013 and continues to be reported as part of accounts payable and accrued expenses.  The term of the contract begins February 5, 2008 and ends on February 5, 2011, but the term of the contract was extended for a further two years through February 5, 2013.  The Compensation Committee has further extended the agreement with the same terms for a further three years through February 5, 2016.

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

On January 2, 2014, the Company granted 3,000,000 stock options to two directors of the Company and 150,000 stock options to the Company Secretary.  The options vest on August 5, 2014.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – 1.72 – 3.0%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the period ended March 31, 2014, the Company recognized compensation expense of $17,672 related to these stock options.  The company will recognize an additional $25,828 in further compensation expense in through September 30, 2014 for these options.

The following table sets forth the Company’s stock options outstanding as of March 31, 2014 and December 31, 2013 and activity for the years then ended:

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2013	74,383,333	$ 0.029	4.28	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, December 31 , 2013	74,383,333	$ 0.029	3.28	$ -
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding, March 31, 2014	77,533,333	$ 0.029	3.11	$ -

Vested/exercisable at December 31, 2013	74,383,333	$ 0.029	3.28	$ -
Vested/exercisable at March 31, 2014	74,383,333	$ 0.029	3.11	$ -

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.020	250,000	1.17	$.020	250,000
$.029	54,983,333	3.08	$.029	54,983,333
$.029	2,500,000	4.08	$.029	2,500,000
$.029	700,000	5.08	$.029	700,000
$.029	1,000,000	3.75	$.029	1,000,000
$.029	150,000	3.83	$.029	150,000
$.029	850,000	5.17	$.029	850,000
$.029	4,500,000	1.08	$.029	4,500,000
$.029	300,000	6.08	$.029	300,000
$.029	4,500,000	2.25	$.029	4,500,000
$.029	150,000	7.25	$.029	150,000
$.029	4,500,000	3.33	$.029	4,500,000
$.029	150,000	9.75	$.029	0
$.029	3,000,000	4.75	$.029	0

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

	2013	2012
Net Operating (Profit) Losses	$ 1,292,000	$ 1,564,000
Valuation Allowance	(1,292,000)	(1,564,000)
	$ -	$ -

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (Continued)

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

NOTE 8 – OTHER ASSETS

Other Assets at March 31, 2014 and December 31, 2013 consists of the following:

	2014	2013	Life in Years

Packaging Artwork and Design	$205,102	299,404	2
Less: Accumulated Amortization	(190,354)	(279,740)
	$14,748	19,664

Amortization expense for the three months ended March31, 2014 and 2013 was $4,916 and $6,164.

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

NOTE 8 – OTHER ASSETS (Continued)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – Capstone Companies, Inc., a Florida corporation, (“CAPC,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets Group, Inc. and since July 6, 2012 under the trading symbol “CAPC.”  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2013.

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

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.  The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of suppor~~t~~ means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of April 28, 2014, the Common Stock was trading at $.0231 on the Bid Investment in our Common Stock, which is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

All forward-looking statements attributable to us are expressly qualified in their entirety by the above and all other applicable risk factors. We undertake no obligation to update or revise these forward-looking statements, except as required by law, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Introduction

The following discussion and analysis provides an introduction to our company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2014 compared with the same period in 2013 and (ii) final liquidity and capital resources.

We are a public holding company organized under the laws of the State of Florida and we design and manufacture through our operating subsidiary a line of specialty power failure lighting solutions and other innovative specialty consumer products for the North American and Latin American retail markets. Our product line consists of stylish, innovative and easy to use consumer products, including portable booklights, specialty booklights, multi-task lights, e reader lights, power failure multi-function handheld lights, power failure decorative accent lighting, power failure multi-function nightlight wall-plates  and  wireless motion sensor lights that are designed to make today’s lifestyles simpler and safer.  Our products are sold under our wholly-owned subsidiary Capstone Industries, Inc. brand name as well as being private labeled for our retailer customers as programs require.  Company seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, and are primarily marketed and sold by our wholly-owned subsidiary, Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006 by the Company (“Capstone”).  Our other wholly owned subsidiaries are:  (a) Capstone International Hong Kong Ltd, a Hong Long limited liability company organized in 2012  (“CIHK”) and (b) Capstone Lighting Technologies, LLC, a Florida limited liability Company organized in 2004  (“CLTL”). CLTL has no significant business operations at this time. Capstone International (Hong Kong), Ltd. will support the development of innovative products outside the company’s current categories, provide quality control and logistics support to contract manufacturers and sell products internationally from Hong Kong.

Strategy
Our strategy is to increase the company’s profitability, cash flow and revenues through the ongoing development of innovative and technologically advanced ideas and concepts to the consumer product categories that have become synonymous with our brands, while maintaining low competitive prices.  We plan to leverage our product successes by expanding our channels as our product categories and brand recognition continue to gain traction at retail levels by merchandisers, buyers and consumers.  Based on expanding channels, the Company's expanded distribution footprint is expected to continue to yield annual sales growth throughout 2014. Planning for this result, the Company initiated a rebranding effort that was finalized in mid-year 2013 and which, we believe,  enhanced its market image further and better reflected the Company's unique product innovations and technology advancements within its product categories.  Further, to the point of technology advancements and our strategy to continue to nourish the Company’s product development endeavors, the Company invested in a U.S. company, AC Kinetic Technologies, in 2013 to confidentially explore and develop certain inventive concepts the Company has conceived that are very complex and that would yield intellectual property which will further distance the companies’ products from off the shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies within its own products and also make the technologies available for licensing to companies that have distributions not currently served by other Capstone related companies.  The first of these products will be introduced to the market in second fiscal quarter of 2014.  The Company also continues to seek out and selectively acquire or invest in businesses with perceived superior technical product development capabilities or that could benefit from our market position and strategic direction.  All forward planning product development roadmaps are also assessing possible benefits to be realized from US based production.

As previously announced, the Company also seeks and reviews potential acquisitions of new products and technologies that are complementary to our product lines, or the acquisition of companies with such products and technologies.  We have not entered into any agreements or commitments with respect to such efforts, but the effort is ongoing and part of our growth strategy and strategy to enhance shareholder value.

We have extensive experience in introducing new products to retail market channels and believe that provides us a competitive edge. In our early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of entry.   In 2014, the Company plans its largest launch of new products that is expected to expand the Company’s distribution beyond its current product placements.  We believe that the new products will not only introduce additional  functionality to existing categories of products  that are meaningful to consumers but will also  revitalize categories that have grown stale due to minimal investment and creativity by competitors. The Company’s product(s) characteristics are as follows:

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

The Company has begun to utilize U.S. based industrial design support to augment the Capstone International HK Ltd. Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or “IP” which will find its way into specific products planned for the second fiscal quarter of 2014.

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

Products and Customers

The Company has earned the recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than earlier years when we were more focused on proving our ability to perform in the big box environment while supplying a short line of products. Our 2013 top line results are indicative of this increased interest and our strategy for market positioning which was forged in 2008-2009 period has been proven sound. We are now determined to expand our product positioning through the introduction of several more indoor and all new outdoor lighting programs.  Additionally, we will be adding hardwired products to our programs in addition to the existing battery and induction powered product lines.

In the Company's earlier development years the largest selling product group was the Eco-i-Lite power failure light program and represented a majority of the sales.  In 2013 this program accounted for 24.4% of revenues as compared to 84.8% of revenues in 2012, 57.7% in 2011, 63.8%, in 2010. In 2013 we launched new products that were well received by retailers.  A new wireless motion sensor light program and a new multi-function power failure light in a wall plate configuration.  These new introductions accounted for approximately 60% of the 2013 net revenue. Our other products include Pathway Lights® book and multi-task lights, and Door Security Monitor which was planned as our entry into the security products sector.  The security lighting category is a prime target for the Company in 2014.  Since 2009 our branded products have been consistently focused on security and safety.

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

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in the largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic market, urbanization, rising family incomes and increased living standards have spurred demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brands to markets outside the U.S., including Central and South America, Mexico, Taiwan and we anticipate further expansion into Canada as well as other markets where our US customers have strong global initiatives.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2014 and 2015 for our power failure lighting programs (assuming sufficient marketing support and response of competition and key markets).  In fact, a key component in the rebranding effort was to create a powerful umbrella identity on the retail package that would serve to rationalize a retail destination within lighting more focused on power failure solutions.

We believe the Company is well positioned to become a leading manufacturer in the rapidly growing home emergency lighting and security lighting sectors and will continue to be a leader of power-failure lighting solutions for consumers in our channels.  We believe we will maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in “Risk Factors” below.

Sales and Marketing

The Company’s products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involved direct company executive staff participation. The Company will also be targeting direct sales to retail clients through its Capstone International staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to Capstone International.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

Working Capital Requirements

During 2013 the Company reaffirmed its strategic decision to extend its business model to expand distribution, so that products could now be offered from our Los Angeles warehouse for U.S. domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-seasonal periods.  This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores.  This has not only allowed Capstone Industries, Inc. to add these retailers to its distribution but has helped to normalize future business by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. This program will require a larger amount of inventory particularly at key selling periods and therefore will require additional funding needs as we ship orders based on retailer weekly or on demand replenishment.  In 2013 to support our capital needs, Sterling National Bank approved access to our available bank line for domestic inventory funding.  Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management’s Discussion and Analysis of Operations below.

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

With trends and technology continually changing, the Company will continue to endeavor to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by our recent investment in AC Kinetic Technologies.

Raw Materials

The principal raw materials used by us are sourced in China, as we manufacture our products exclusively through contract manufacturers in the region.  Although prices of materials have fluctuated over time, the Company believes that adequate supplies of raw materials required for its operations are available at the present time. Company, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, the Company has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue

For the 3 months ended March 31, 2014 and 2013, total net sales were approximately $4,088,300 and $659,800, respectively, an increase of $3,428,500 or 520% from the previous year. Approximately $1,000,000 of this was expected to be shipped in the second quarter.  However, shipping dates required our factories to meet earlier than projected shipping windows.

Cost of Sales

For the 3 months ended March 31, 2014 and 2013, cost of sales were approximately $ 2,781,800 and $ 465,900, respectively, an increase of $2,315,900 or 497% from the previous year as a result of the higher sales volumes.

Gross Profit

For the 3 months ended March 31, 2014 and 2013, gross profit was approximately $1,306,500 and $193,800 respectively, an increase of $1,112,700 or 574% as compared to the comparable period in 2013. Gross Profit as a percentage of net sales was 31.9% in the quarter compared to 29.4% in the same quarter in 2013.

The significant increase in revenue is attributed to the continued strong sales performance of our Motion Sensor Light, and Power Failure Light programs. We also had Sales of the FIFA World Cup Brazil 2014 souvenir watches. The higher gross profit as a percentage of net sales reflects an improved margin resulting from the product mix shipped during the period.

Operating Expenses

For the 3 months ended March 31, 2014 and 2013, operating expenses were approximately $944,700 and $506,100 respectively, an increase of $438,600 or 87% as compared to same period in 2013.

Expenses for the first quarter were significantly higher than the first quarter 2013. The main reasons were our continued investment in product marketing and new product development. The following summarizes the major expense variances by category in the quarter compared to 2013.

Sales and Marketing Expenses - for the 3 months ended March 31, 2014 and 2013 were approximately $300,700 and $57,300 respectively, an increase of $243,400 or 425%. During the quarter ended March 31, 2014, the Company continued its marketing-product promotion strategy and invested a further $216,000 in product advertising and marketing to further develop consumer product awareness. That compares to $3,200 spent in the prior year and accounts for most of the increase in the quarter.

Compensation Expenses - for the 3 months ended March 31, 2014 and 2013 were $295,300 and $230,100 respectively, an increase of $65,200 or 28.3%.  This increase is mainly the result of added sales personnel in the United States and added personnel in our Capstone International Hong Kong office.

Professional Fees - for the 3 months ended March 31, 2014 and 2013 were approximately $73,800 and $91,700 respectively, a reduction of $17.900 or 19.5%.

Product Development - for the 3 months ended March 31, 2013and 2013 was approximately $132,300 and $23,600 respectively, that’s an increase of $108,700 or 460% in the quarter.  We have continued to make significant investments in developing, sourcing and testing new innovative products for future revenue growth. In an effort to accelerate the launch of new products incorporating the AC Kinetics technology, we engaged an additional industrial design firm stateside to help the overseas team execute at factory levels in the most effective way possible.

Other General Administrative - for the 3 months ended March 31, 2014 and 2013 were approximately $142,500 and $103,400 respectively, an increase of $39,100 or 37.8%.This expense increase was mainly the result of additional rental expense with the opening of the Hong Kong office and with an increase of insurance premiums associated with the Company’s higher revenue volumes.

Total Operating Expenses - for the 3 months ended March 31, 2014 and 2013 were approximately $944,700 and $506,100 respectively, an increase of $438,600 or 86.6%. In summary of the $438,600 expense increase, we have invested $352,000 of that increase in product development and product promotion for future revenue growth.

Net Operating Income (Loss)

For the 3 months ended March 31, 2014 and 2013, Operating Income was approximately $361,900 and $(312,300), respectively, for a net improvement of $674,200 as compared to same period in 2013.

Interest Expense

For the 3 months ended March 31, 2014 and 2013, interest expenses were approximately $101,100 and $73,700, respectively, for an increase of $27,400 as compared to same period in 2013.

Net Income (Loss)

For the 3 months ended March 31, 2014 and 2013, the Company had a net income of approximately $260,800 as compared with a net loss in the same period last year of ($386,000), that’s a net income improvement of $646,800.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program, the launch of exciting new products this year and the opportunities provided by Capstone International HK Ltd, the Company expects its sales volumes to grow and produce gross revenues in the projected range of $15 million to $20 million within the next rolling 12 months from March 2014 through March 2015, subject to economic conditions not deteriorating and other factors impacting on consumer sales (including, without limitation, competitors’ new products and sales efforts, changes in consumer purchasing habits, technological developments in our industry, and other risk factors set forth in our Exchange Act filings) .  The Company anticipates this growth potential as a result of the increased retail distribution achieved in 2013, the rebranding of Capstone’s Power Failure Product line and the new product launches at the National Hardware Show in May of 2014, and we anticipate additional projects and programs through Capstone International.  Having attended for the first time last year, the International Hotel, Motel and Restaurant Show we are actively pursuing opportunities with our Power Failure Solutions products and Door Security Monitor in this new distribution channel.  These assumptions would have to be accurate to achieve the projected gross revenues.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of March 31, 2014:

	Payments Due by Period
	Total	2014	2015	2016	After 2016
(In thousands)
Purchase Obligations	$1,092	$1,092	$-	$-	$-
Short-Term Debt	4,382	2,541	1,841	-	-
Long-Term Debt	-	-	-	-	-
Operating Leases	238	81	98	59	-
Interest on Short-Term Debt	96	96	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$5,808	$3,810	$1,939	$59	$-

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See Item 8, Financial Statements and Supplementary Data, Note 4 in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the US and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	March 31, 2014	March 31, 2013
Net cash provided (used) by:
Operating Activities	$3,144	$889
Investing Activities	$(10)	$(506)
Financing Activities	$(3,119)	$(552)

Our borrowing capacity with Sterling National Bank, funding support from directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was approximately $3,144,000 in the first three months of 2014 compared with approximately $889,000 in the same period 2013.  Accounts receivable collections in the fiscal quarter ended March 31, 2014 were $2,978,000 and profits generated cash of $261,000 which accounted for most of the cash flow generated in the first quarter.

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions.  Our sales are also impacted by our ability to obtain new orders.

Investing Activities

Cash used for investing activities in the fiscal quarter ended March 31, 2014 was $10,000, compared to $506,000 in the same period in 2013.  In 2013, the Company invested $500,000 in another company called AC Kinetics and a further $6,000 in equipment to support new product launches.  Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  Net Cash used by financing activities for the three months as of March 31, 2014 was $3,119,000 and $552,000 in 2013. The cash was used to repay outstanding notes and loans. It is our stated objective to pay off and reduce loans, whenever cash flow allows, so that we can reduce our interest expense.  As of March 31, 2014, the Company was in compliance with all of the covenants pursuant to existing credit facilities.

The Company’s cash needs for working capital, debt service and capital equipment during 2014 are expected to be met by cash flows from operations, cash balances, the existing bank loan facility, a working capital loan funded by a director, and if necessary additional notes payable funding from established sources.

Directors & Officers Insurance: We currently operate with directors’ and officers’ insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from Chinese Manufacturers to increase costs.  We generally have been able to reduce cost increases by strong negotiating, volume purchases or re-engineering products, but may have to increase the price of our products in fiscal year 2014 in response to such inflationary pressures and any dollar currency depreciation with the Chinese currency.  Since we operate in industries where the consumer tends to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2014.

Country Risks- Changes in foreign, cultural, political and financial market conditions could impair Company’s international manufacturing operations and financial performance.

Company’s manufacturing is currently conducted in China.  Consequently, Company is subject to a number of significant risks associated with manufacturing business in China, including:

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

Interest Rate Risk- We do not have significant interest rate risk during the fiscal quarter ending March 31, 2014.

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

Item 4(T).  Controls and Procedures.

Changes in internal controls.  There were no changes in our internal controls over financial reporting that occurred during the three months covered by this Report of Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in Item 4, including the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2013, for a more complete understanding of the matters covered by such certifications.

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

Item 1A.  Risk Factors.

In addition to risk factors set forth herein and in the Form 10-K for the fiscal year ended December 31, 2013, and other Commission filings, the following risk factors should be considered in any evaluation of the Company.

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

There were no unregistered issuances of Company securities in the quarter ending March 31, 2014.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of March 31, 2014, there have been no submissions of matters to vote at a regular or special shareholders meeting

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
------------------------------------------
^ Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capstone Companies, Inc.

Dated:    May 15, 2014

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer