Form 10-Q
period 2014-06-30
CAPSTONE COMPANIES, INC.
filed 2014-08-12
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 30, 2014, there were 654,010,532 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30 ,	December 31,
	2014	2013
Assets:
Current Assets:
Cash	$455,964	$436,592
Accounts receivable - net	846,429	6,927,238
Inventory	279,773	298,099
Deposit	97,910	-
Prepaid expense	738,666	1,082,784
Total Current Assets	2,418,742	8,744,713

Fixed Assets:
Computer equipment & software	12,272	66,448
Machinery and equipment	245,123	667,096
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(192,111)	(661,210)
Total Fixed Assets	70,949	77,999

Other Non-current Assets:
Product development costs - net	9,832	19,664
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,445,852	2,455,684
Total Assets	$4,935,543	$11,278,396

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$363,189	$1,931,527
Note payable - Sterling Factors	-	4,237,144
Notes and loans payable to related parties - current maturities	2,828,749	3,220,074
Total Current Liabilities	3,191,938	9,388,745

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	-
Total Liabilities	3,191,938	9,388,745

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 654,010,532 & 657,760,532 shares issued at June 30 , 2014 & December 31, 2013	65,401	65,777
Additional paid-in capital	7,178,902	7,172,059
Accumulated deficit	(5,501,698)	(5,349,185)
Total Stockholders' Equity	1,743,605	1,889,651
Total Liabilities and Stockholders’ Equity	$4,935,543	$11,278,396

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$1,181,379	$1,027,121	$5,269,748	$1,686,916
Cost of Sales	(828,537)	(830,174)	(3,610,366)	(1,296,127)
Gross Profit	352,842	196,947	1,659,382	390,789

Operating Expenses:
Sales and marketing	73,327	109,297	373,999	166,610
Compensation	374,803	238,693	670,130	468,787
Professional fees	32,244	113,733	106,025	205,457
Product Development	84,601	60,387	216,931	84,006
Other general and administrative	144,443	92,207	286,983	195,575
Total Operating Expenses	709,418	614,317	1,654,068	1,120,435

Net Operating Income (Loss)	(356,576)	(417,370)	5,314	(729,646)

Other Income (Expense):
Interest expense	(52,445)	(81,381)	(153,570)	(155,085)
Estimated Income Tax Paid Current	(4,258)	-	(4,258)	-
Total Other Income (Expense)	(56,703)	(81,381)	(157,828)	(155,085)

Net Income (Loss)	$(413,279)	$(498,751)	$(152,514)	$(884,731)

Income (Loss) per Common Share	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	654,010,532	657,760,532	655,046,444	657,242,576

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(152,514)	$(884,731)
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	(28,876)	14,064
Depreciation and amortization	39,910	45,407
Compensation expense from stock options	35,344	20,250
(Increase) decrease in accounts receivable	6,080,809	1,626,275
(Increase) decrease in inventory	18,326	37,665
(Increase) decrease in prepaid expenses	344,118	(614,655)
(Increase) decrease in other assets	(97,910)	(23,372)
Increase (decrease) in accounts payable and accrued expenses	(1,568,338)	(598,114)
Increase (decrease) in accrued interest on notes payable	98,035	96,333
Net cash provided by (used in) operating activities	4,768,904	(280,878)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(500,000)
Purchase of property and equipment	(23,028)	(7,195)
Net cash provided by (used in) investing activities	(23,028)	(507,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,385,914	2,203,298
Repayments of notes payable	(10,623,058)	(3,151,222)
Proceeds from notes and loans payable to related parties	950,000	2,528,000
Repayments of notes and loans payable to related parties	(1,439,360)	(575,000)
Net cash provided by financing activities	(4,726,504)	1,005,076

Net (Decrease) Increase in Cash and Cash Equivalents	19,372	217,003
Cash and Cash Equivalents at Beginning of Period	436,592	411,259
Cash and Cash Equivalents at End of Period	$455,964	$628,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$274,895	$31,602
Franchise and income taxes	$-	$-

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

The unaudited financial statements as of June 30, 2014 and for the six month period ended June 30, 2014 and 2013 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

As of June 30, 2014, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of June 30, 2014, 100% of the accounts receivable serve as collateral for the companies notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $279,773 and $298,099 at June 30, 2014 and December 31, 2013, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2013 or through June 30, 2014.

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

Depreciation expense was $30,078 and $ 30,868 for the period ended June 30, 2014 and 2013, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At June 30, 2014 and 2013, the total number of potentially dilutive common stock equivalents was 159,096,577 and 159,946,577 respectively.

Principles of Consolidation

The consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C , Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at June 30, 2014 and 2013 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $123,710 and $53,699 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $37,717 and $56,954 for the six months ended June 30, 2014 and 2013, respectively.

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

On January 2, 2014, the Company granted 3,150,000 stock options to two directors of the Company and the Company Secretary. The options vest in 8 months.  For the six months ended June 30, 2014, the Company recognized compensation expense of $35,344.  For the year ending December 31, 2014 the Company will recognize an additional expense of $8,156.

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

Stock-Based Compensation Expense

Stock-based compensation for the six months ended June 30, 2014 and 2013 was $ 35,344 and $20,250 respectively.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of June 30, 2014, the Company had $0 funds in excess of FDIC limits.

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

Major Customers

The Company had three customers who comprised at least ten percent (6%) of gross revenue during the fiscal years ended December 31, 2013 and 2012.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2013	2012	2013	2012
Customer A	62%	60%	$6,418,071	$2,208,495
Customer B	22%	10%	70,974	464,601
Customer C	6%	12%	336,432	35,435
	90%	82%	$6,825,477	$2,708,531

Major Vendors

The Company had two vendors from which it purchased at least ten percent (5%) of merchandise during the fiscal year ended December 31, 2013 and December 31, 2021. The loss of these suppliers would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from each of these vendors is as follows:

	Purchases %		Accounts Payable

	2013	2012	2012	2011
Vendor A	93%	81%	$1.320,945	$818,883
Vendor B	5%	13%	112,952	28,8340
	98%	94%	$1,433,897	$847,717

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

Capstone Companies, Inc., and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2013, the balance due to Sterling was $4,237,144.  As of June 30, 2014, the loan has been paid in full and balance due to Sterling was $0.

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

During the period from July 2014 through February 2015, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 up to $7,000,000 to provide additional funding to cover the increased sales volume during the holiday season.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before January 2, 2015.  At December 31, 2011, the total amount payable on the reassigned notes to Stewart Wallach was $216,498 which includes accrued interest of $7025 and JWTR Holdings, LLC was $216,498 which includes accrued interest of $7,025.  At December 31, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $233,256 which includes accrued interest of $23,783 and JWTR Holdings; LLC was $233,256 which includes accrued interest of $23,783.  For the revised notes the interest payments are being accrued monthly to the note holders.  As of June 30, 2014 the total combined balance due on these two notes was $516,648 which includes interest of $97,702.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On July 11, 2008, the Company received a loan from a director of $250,000.  As amended, the note is due on or before April 1, 2014 and carries an interest rate of 8% per annum.  As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375, which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.  The warrants expired July 10, 2013.  At December 31, 2013, the total amount payable on this note was $330,000 including interest of $80,000.  This note along with accrued interest was paid in full on April 23, 2014.

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2015 and carries an interest rate of 8% per annum.  At December 31, 2013 the total amount payable on this note was $130,466 including interest of $30,466.  At June 30, 2014 the total amount payable on this note was $134,433 including interest of $34,433.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2015 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2013 the total amount payable on this note was $96,847 including interest of $21,847.  At June 30, 2014 the total amount payable on this note was $99,822 including interest of $24,822.

On June 11, 2010, the Company received a loan from a director of $150,000. As amended, the note is due on or before April 1, 2014 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2013 the total amount payable on this note was $192,674 including interest of $42,674.  This note and interest was paid in full on April 1, 2014.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes are due on or before April 1, 2014 and carry an interest rate of 8% per annum.  These loans grant to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2013 the total amount due on these notes was $264,000 including interest of $64,000.  This note and interest was paid in full on April 23, 2014.

On January 15, 2013, the company received a new loan of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. with due date on or before January 2, 2015 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2014 the total amount payable on this note was $279,096 including interest of $29,096

On January 15, 2013, the company received a new loan of $250,000 from a director of Capstone Companies, Inc. with due date on or before January 2, 2015 and carries an interest rate of 8% per annum.  This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At June 30, 2014 the total amount payable on this note was $ 279,096 including interest of $29,096.

Purchase Order Assignment- Funding Agreements

On June 14, 2014, Capstone Industries, Inc. received a $125,000 loan from George Wolf.  This loan is due on or before December 31, 2014 and carries an interest rate of 1.0% simple interest per month.  The loan balance at June 30, 2014 is $125,575 including accrued interest of $575.

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

On June 9, 2014, Capstone Industries, Inc. received $825,000 against two new notes from Jeffrey Postal a director of the Company.  The notes are due on or before December 31, 2014 and carry an interest rate of 1.0% simple interest per month (12% annul).  As of June 30, 2014, the total amount due under this note was $830,696 including accrued interest of $5,696.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who is a director and director & senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of 8%.  As amended, this loan is due on or before January 2, 2015.  As of December 31, 2013, the loan balance under this agreement was $543,626 including interest of $45,626.  As of June 30, 2014, the loan balance under this agreement was $563,382 including interest of $65,382.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of June 30, 2014 was 2,828,749 including accrued interest of $286,803.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2014	$956,271
2015	1,872,478
2016	-
2017	-
2018	-
Total future maturities	$2,828,749

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone Industries entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014 and effective February 1, 2014, has a 3 year lease with a base annual rent of $46,810 paid in equal monthly installments. The company has the one time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Under the new lease agreement, Additionally, Capstone is responsible for portion of Cam charges and any other utility consumed in the leased premises.

Capstone International Hong Kong Ltd. Entered in a two year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement is for the period from February 17, 2014 to February 16, 2016.  This lease has a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments.

Rental expense for the period ending June 30, 2014 under above two lease agreements was $51,704 and $27,935 for the periods ending June 30, 2014 for Deerfield Beach, Florida location.

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

On July 11, 2008, the Company received a loan from a director of $250,000.  As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375 which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.  These warrants expired July 10, 2013.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the period ended June, 30 2014, the Company recognized compensation expense of $35,344 related to these stock options.  The company will recognize an additional $8,156 in further compensation expense in through September 30, 2014 for these options.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of June 30, 2014 and December 31, 2013 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2013	74,383,333	$0.029	4.28	$-
Granted	-	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	0.029	-	-

Outstanding, December31 , 2013	74,383,333	$0.029	3.28	$-
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding, June 30, 2014	77,533,333	$0.029	2.86	$0.022

Vested/exercisable at December, 31, 2013	74,383,333	$0.029	3.28	$-
Vested/exercisable at June 30, 2014	74,383,333	$0.029	2.78	$0.022

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000	0.92	$.020	250,000
$.029	54,983,333	2.83	$.029	54,983,333
$.029	2,500,000	3.83	$.029	2,500,000
$.029	700,000	4.83	$.029	700,000
$.029	1,000,000	3.50	$.029	1,000,000
$.029	150,000	3.58	$.029	150,000
$.029	850,000	4.92	$.029	850,000
$.029	4,500,000	0.83	$.029	4,500,000
$.029	300,000	5.83	$.029	300,000
$.029	4,500,000	2.00	$.029	4,500,000
$.029	150,000	7.00	$.029	150,000
$.029	4,500,000	3.08	$.029	4,500,000
$.029	3,000,000	4.50	$.029	-
$.029	150,000	9.50	$.029	-

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

	2013	2012
Net Operating (Profit) Losses	$1,292,000	$1,564,000
Valuation Allowance	(1,292,000)	(1,564,000)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2012	2011
Provision (Benefit) at US Statutory Rate	$247,000	$(206,000)
State Income Tax	-
Depreciation and Amortization	(41,000)	(68,000)
Accrued Officer Compensation	-	-
Non-Deductible Stock Based Compensation	7,000	12,000
Other Differences	59,000	24,000
Increase (Decrease) in Valuation Allowance	(272,000)	238,000
Income Tax Provision (Benefit)	$-	$-

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

NOTE 8 – OTHER ASSETS

Other Assets at June 30, 2014 and December 31, 2013 consists of the following:

	2014	2013	Life in Years

Packaging Artwork and Design	$43,587	299,404	2
Less: Accumulated Amortization	(33,754)	(279,740)
	$9,832	19,664

Amortization expense for the six months  ended June 30, 2014 and 2013 was $9,832 and $14,538.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General – Capstone Companies, Inc., a Florida corporation, (“CAPC,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the QB system of The OTC Markets Group, Inc. and since July 6, 2012 under the trading symbol “CAPC.”  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has historically been depressed for several consecutive fiscal quarters. In the first six months of fiscal year 2014, the average Bid price for the Common Stock has increased from trading at or under one cent per share Bid price to trading between four cents to five cents per share Bid price.  The Company believes that any increase in the average Bid price of the Common Stock is based on improved financial performance of the Company and the general increase in investment in public company stocks.  The Company has also previously announced in its SEC filings that the Company was seeking new business lines and/or products in an effort to enhance the Company’s business and financial performance.  The cooperative efforts with AC Kinetics, Inc. are an example of such an effort.   However, the Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support typically means that any increase in the per share price of our Common Stock in the public market may be eliminated or reduced by selling pressure from profit taking by investors.  At a minimum, the lack of primary market makers and institutional support of our Common Stock in the public markets means that the Bid price of the Common Stock may be volatile or unpredictable.  As of August 1, 2014, the Common Stock was trading at $.059 on the Bid Investment in our Common Stock.  An investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

All forward-looking statements attributable to us are expressly qualified in their entirety by the above and all other applicable risk factors, which risk factors are set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other SEC filings. We undertake no obligation to update or revise these forward-looking statements, except as required by law, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Introduction

The following discussion and analysis provides an introduction to our company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2014 compared with the same periods in 2013 and (ii) final liquidity and capital resources.

We are a public holding company organized under the laws of the State of Florida and we design and manufacture through our operating subsidiary a line of specialty power failure lighting solutions and other innovative specialty consumer products for the North American and Latin American retail markets. Our product line consists of stylish, innovative and easy to use consumer products, including portable booklights, specialty booklights, multi-task lights, “e reader” lights, power failure multi-function handheld lights, power failure decorative accent lighting, power failure multi-function nightlight wall-plates  and  wireless motion sensor lights that are designed to make today’s lifestyles simpler and safer.  Our products are sold under our wholly-owned subsidiary Capstone Industries, Inc. brand name as well as being private labeled for our retailer customers as programs require.  Company seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

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

Strategy

Our strategy is to increase the company’s profitability, cash flow and revenues through the ongoing development of innovative and technologically advanced ideas and concepts to the consumer product categories that have become synonymous with our brands, while maintaining low competitive prices.  We plan to leverage our product successes by expanding our channels as our product categories and brand recognition continue to gain traction at retail levels by merchandisers, buyers and consumers.  Based on expanding channels, the Company's expanded distribution footprint is expected to continue to yield annual sales growth throughout 2014. Planning for this result, the Company initiated a rebranding effort that was finalized in mid-year 2013 and which, we believe, based on our review of sales, enhanced its market image further and better reflected the Company's product innovations and technology advancements within its product categories.  Further, to the point of technology advancements and our strategy to continue to nourish the Company’s product development endeavors, the Company invested in a private U.S. company, AC Kinetic Technologies, in 2013 to confidentially explore and develop certain inventive concepts the Company has conceived that are very complex and that would yield intellectual property which will further distance the companies’ products from off the shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies within its own products and also make the technologies available for licensing to companies that have distributions not currently served by other Capstone related companies.  The first of these products should be introduced to the market in third fiscal quarter of 2014.  The Company also continues to seek out and, if a suitable fit with our strategy, explore selectively acquiring or investing in suitable businesses with perceived superior technical product development capabilities or that could benefit from our market position and strategic direction.  All forward planning product development roadmaps are also assessing possible benefits to be realized from U.S. based production. We have not entered into any agreements or commitments with respect to such efforts, but the effort is ongoing and part of our growth strategy and strategy to enhance shareholder value.

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

The Company has begun to utilize U.S. based industrial design support to augment the Capstone International HK Ltd. Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or “IP” which will find its way into specific products planned for the third fiscal quarter of 2014.

The Company has expanded Capstone International HK operations in Hong Kong, with additional personnel experienced in Engineering and Design, Product Development, International Logistics and Quality Control. These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested before and during production by Company personnel. This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company initiated its expansion in Hong Kong in 2012 as product line extensions and increased number of factories utilized became factors. In anticipation of the Company’s expected growth, we have continued our investment to ensure overseas factory performance meets stringent tolerances which maintain our competitiveness and operational excellence.

Products and Customers

The Company believes that it has earned the recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than in earlier years when we were more focused on proving our ability to perform in the big box environment while supplying a short line of products. Our 2013 top line results are indicative of this increased interest and our strategy for market positioning which was forged in 2008-2009 period has been proven sound. We are now determined to expand our product positioning through the introduction of several more indoor and all new outdoor lighting programs.  Additionally, we will be adding hardwired products to our programs in addition to the existing battery and induction powered product lines. Such endeavors will require increased investment in infrastructure and product development, which increases may adversely impact on future financial results.  The extent of such impact is not known as of the date of this Report.

In the Company's earlier development years the largest selling product group was the Eco-i-Lite power failure light program and represented a majority of the sales.  In 2013 this program accounted for 24.4% of revenues as compared to 84.8% of revenues in 2012, 57.7% in 2011, 63.8%, in 2010. In 2013 we launched new products that were well received by retailers.  A new wireless motion sensor light program and a new multi-function power failure light in a wall plate configuration.  These new introductions accounted for approximately 60% of the 2013 net revenue. Our other products include Pathway Lights® book and multi-task lights, and Door Security Monitor which was planned as our entry into the security products sector.  The security lighting category is a prime target for the Company in 2014 in terms of new market penetration.  Since 2009 our branded products have been consistently focused on security and safety.

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Costco, Home Depot, Lowes, Office Depot, Sam’s Club, Target, The Container Store, True Value, and Wal-Mart.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  We do not have a vigorous internal e-commerce effort at this time.

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in the largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic market, urbanization, rising family incomes and increased living standards have spurred demand for small consumer appliances internationally.  In order to pursue this market opportunity, we introduced the Capstone Industries brands to markets outside the U.S., including Central and South America, Mexico, Taiwan and we anticipate further expansion into Canada as well as other markets where our US customers have strong global initiatives.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2014 and 2015 for our power failure lighting programs (assuming sufficient marketing support and response of competition and key markets).  In fact, a key component in the rebranding effort was to create a powerful umbrella identity on the retail package that would serve to rationalize a retail destination within lighting more focused on power failure solutions.

We believe the Company is well positioned to pursue a leading manufacturer in the rapidly growing home emergency lighting and security lighting sectors and will continue to be a leader of power-failure lighting solutions for consumers in our channels.  Absent a significant change in risk factors and our circumstances, we believe we will maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in “Risk Factors” below and in other filings with the SEC.

Sales and Marketing

The Company’s products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involved direct company executive staff participation. The Company will also be targeting direct sales to retail clients through its Capstone International staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to Capstone International.  This is intended to allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

Working Capital Requirements

During 2013 the Company reaffirmed its strategic decision to extend its business model to expand distribution, so that products could now be offered from our Los Angeles warehouse for U.S. domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-seasonal periods.  This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores.  This has not only allowed Capstone Industries, Inc. to add these retailers to its distribution but has helped to normalize future business by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. This program will require a larger amount of inventory particularly at key selling periods and therefore will require additional funding needs as we ship orders based on retailer weekly or on demand replenishment.  In 2013 to support our capital needs, Sterling National Bank in New York City approved access to our available bank line for domestic inventory funding.  Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management’s Discussion and Analysis of Operations below.

Competitive Conditions

The consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space and competitive online markets. Competition is influenced by brand perceptions, product performance and value perception, changes in consumer tastes, customer service and price.  Our principal lighting competitors in the U.S. are Jasco, Energizer and Sylvania.  We believe private-label sales by large retailers have some impact on the market in some parts of the world as many national retailers such as Target, Wal-Mart, Home Depot, and Costco offer lighting as part of their private branded product lines.

With trends and technology continually changing, the Company will continue to endeavor to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by our recent investment in AC Kinetic Technologies.  Our ability to invest in such opportunities is limited by available cash reserves and cash flow and the availability of affordable fundings.

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

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue

For the 3 months ended June 30, 2014 and 2013, total revenues were approximately $1,181,400 and $1,027,100, respectively, an increase of $154,300 or 15% from the previous year. We would note that approximately $1,000,000 of planned second quarter revenue was brought forward and shipped in the first quarter 2014.

For the 6 months ended June 30, 2014 and 2013, total revenues were approximately $5,269,700 and $1,686,900 respectively, that’s an increase of $3,582,800 or 212%

Cost of Sales

For the 3 months ended June 30, 2014 and 2013, cost of sales were approximately $ 828,500 and $ 830,200, respectively, a reduction of $1,700 or 0.2% from the previous year.  Cost of Sales as a percent of revenues for the three months was 70.1% in 2014 as compared to 80.8 % in 2013.  That’s a 10.7% reduction-improvement over last year.

For the 6 months ended June 30, 2014 and 2013, Cost of Sales were approximately $3,610,400 and $1,296,100 respectively. That’s an increase of $2,314,300 and a result of the increase in sales volume.  Cost of Sales as a percent of revenues for the six months was 68.5% in 2014 as compared to 76.8 % in 2013 which represents an overall cost reduction of 8.3% compared to last year.

Gross Profit

For the 3 months ended June 30, 2014 and 2013, gross profit was approximately $352,800 and $196,900 respectively, an increase of $155,900 or 79.2% as compared to the comparable period in 2013.  Gross Profit as a percentage of revenues was 29.9% in the quarter compared to 19.2% in the same quarter in 2013.  That’s a Gross Profit increase of 10.7% in the quarter.

For the 6 months ended June 30, 2014 and 2013, gross profit was approximately $1,659,400 and $390,800 respectively, an increase of $1,268,600 or 324.6% over 2013.  The significant increase in revenue is attributed to the continued strong sales performance of our Motion Sensor Light, and Power Failure Light programs and we had specialty sales of the FIFA World Cup Brazil 2014 souvenir watches.  Gross Profit as a percentage of revenues for the six months was 31.5% in 2014 as compared to 23.2% in 2013.  That’s a Gross Profit increase of 8.3% improvement over last year.

The higher gross profit as a percentage of net sales reflects an improved margin resulting from the product mix shipped during the period.

Operating Expenses

For the 3 months ended June 30, 2014 and 2013, operating expenses were approximately $709,400 and $614,300 respectively, an increase of $95,100 or 15.5% as compared to same period in 2013.

For the 6 months ended June 30, 2014 and 2013, operating expenses were $1,654,100 and $ 1,120,400 respectively an increase of $533,700 or 47.6%.

Expenses for the second quarter were higher than the same quarter in 2013 mainly because we have incurred the added expense of our Hong Kong office, additional sales staff in our U.S. office, and we have continued investment in new product development. The following summarizes the major expense variances by category in the six month period compared to same period in 2013.

Sales and Marketing Expenses - for the 6 months ended June 30, 2014 and 2013 were approximately $374,000 and $166,600 respectively, an increase of $207,400 or 124.5%.  During the six month period ended June 30, 2014, the Company continued its marketing-product promotion strategy and invested $224,000 retail product advertising and promotions, to further stimulate consumer response.

Compensation Expenses - for the 6 months ended June 30, 2014 and 2013 were $670,100 and $468,800 respectively, an increase of $201.300 or 42.9%.  This increase is mainly the result of added sales personnel in the United States and staff in our Capstone International Hong Kong office.  Some of this expense increase has been offset by reductions in professional fees expense as we transitioned from consultants to employees in our Hong Kong office.

Professional Fees - for the 6 months ended June 30, 2014 and 2013 were approximately $106,000and $205,500 respectively, a reduction of $99,500 or 48.4%.  As noted above, to support our Hong Kong office, we have reduced our dependency on consultants and hired qualified personnel.

Product Development Expenses - for the 6 months ended June 30, 2014 and 2013 was approximately $216,900 and $84,000 respectively, that’s an increase of $132,900 or 158.2% in the period.  We have continued to make significant investments in developing, sourcing and testing new innovative products for future revenue growth.  In an effort to accelerate the launch of new products incorporating the AC Kinetics technology, we engaged an additional industrial design firm stateside to help the overseas team execute at factory levels in the most effective way possible.

Other General Administrative - for the 6 months ended June 30, 2014 and 2013 were approximately $287,000 and $195,600 respectively, an increase of $91,400 or 46.7%.  This expense increase was mainly the result of additional rental expense with the opening of the Hong Kong office and with an increase of insurance premiums associated with the Company’s higher revenue volumes.

Total Operating Expenses - for the 6 months ended June 30, 2014 and 2013 were approximately $1,654,100 and $1,120,400 respectively, an increase of $533,700 or 47.6%.  During this period we have continued to invest for future growth, specifically, $240,500 in the establishment of our Hong Kong operation, $224,000 in product advertising and marketing to further develop consumer product awareness and $132,000 in new product development and technology, totaling $596,500 of investment.

Net Operating Income (Loss)

For the 3 months ended June 30, 2014 and 2013, Operating Income/(Loss) was approximately $(356,600) and $(417,400), respectively, for a net improvement of $60,800 as compared to same period in 2013.

For the 6 months ended June 30, 2014 and 2013, Operating Income/(Loss) was approximately $5,300 and $(729,600), respectively this represents a $734,900 net improvement over last year.

Interest Expense

For the 3 months ended June 30, 2014 and 2013, interest expenses were approximately $52,400 and $81,400, respectively, for a reduction of $29,000 as compared to same period in 2013.

For the 6 months ended June 30, 2014 and 2013, interest expenses were approximately $153,600 and $155,100, respectively.  That’s an increase of $2,700.  Even with a significant revenue increase over last year, we have been able to maintain our interest to slightly less than last year’s expense.  This has been achieved by paying off some of our old outstanding loans and eliminating that interest and combined with having increased loan availability at Sterling National Bank, which reduced our need to use more expensive financing.

Net Income (Loss)

For the 3 months ended June 30, 2014 and 2013, the Company had a net loss of approximately $413,300 as compared with a net loss in the same period last year of ($498,800).  That’s a net income improvement of $85,500.

For the 6 months ended June 30, 2014 and 2013, the Company had a net loss of approximately $152,500 and $884,700 respectively.  That’s a net income improvement of $732,200 during the six months.  It is worth noting, the company achieved this $732,200 net improvement having also invested $596,500 as noted above in additional strategic expenses designed to improve future company growth.

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program, the launch of exciting new products this year and the opportunities provided by Capstone International HK Ltd, the Company expects its sales volumes to grow and produce gross revenues in the projected range of $15 million to $20 million within the next rolling 12 months from July 2014 through June 2015, subject to economic conditions not deteriorating and other factors impacting on consumer sales (including, without limitation, competitors’ new products and sales efforts, changes in consumer purchasing habits and tastes, technological developments in our industry, and other risk factors set forth in our Securities Exchange Act of 1934 filings with the SEC).  The Company anticipates this growth potential as a result of the increased retail distribution achieved in 2013, the rebranding of Capstone’s Power Failure Product line and the new product launches at the National Hardware Show in May of 2014, and we anticipate additional projects and programs through Capstone International.  Having attended for the first time last year, the International Hotel, Motel and Restaurant Show we are actively pursuing opportunities with our Power Failure Solutions products and Door Security Monitor in this new distribution channel.  These assumptions would have to be accurate to achieve the projected gross revenues.  Further, since our products are mostly discretionary spending items for the general public, general economic conditions impact the market appeal and performance of our products to the extent that consumers defer or cancel discretionary spending on non-essential products in response to poor economic conditions.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of June 30, 2014:

	Payments Due by Period*
	Total	2014	2015	2016	After 2016

(In thousands)
Purchase Obligations	$364	$364	$-	$-	$-
Short-Term Debt	2,542	950	1,592	-	-
Long-Term Debt	-	-	-	-	-
Operating Leases	241	85	96	56	4
Interest on Short-Term Debt	287	6	281	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$3,434	$1,405	$1,969	$56	$4

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See Item 8, Financial Statements and Supplementary Data, Note 4 in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the US and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2014	June 30, 2013
(In thousands)
Net cash provided (used) by:
Operating Activities	$4,769	$(281)
Investing Activities	$(23)	$(507)
Financing Activities	$(4,727)	$1,005

Our borrowing capacity with Sterling National Bank, funding support from directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was approximately $4,768,900 in the first six months of 2014 compared with approximately $280,900 used in the same period 2013.  Accounts receivable collections in the six months ended June 30, 2014 were $6,080,800 as compared to $1,626,300 in 2013.  In the period, we also decreased accounts payable by $1,568,300 as compared to $598,100 in 2013.

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions.  Our sales are also impacted by our ability to obtain new orders.

Investing Activities

Cash used for investing activities in the six months ended June 30, 2014 was $23,000, compared to $507,200 in the same period in 2013.  In 2013, the Company invested $500,000 in AC Kinetics, Inc.

Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  Net Cash used by financing activities for the six months as of June 30, 2014 was $4,726,600 as compared to $1,005,100 provided in 2013.  The cash was used to repay outstanding notes and loans, some of which had been outstanding for some time.  It is our stated objective to pay off and reduce loans, whenever cash flow allows, so that we can reduce our interest expense.  As of June 30, 2014, the Company was in compliance with all of the covenants pursuant to existing credit facilities.

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

Impact of Inflation: Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from contract Chinese Manufacturers to increase costs.  We generally have been able to reduce cost increases by strong negotiating, volume purchases or re-engineering products, but may have to increase the price of our products in fiscal year 2014 in response to such inflationary pressures and any dollar currency depreciation with the Chinese currency.  Since we operate in industries where the consumer tends to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2014.

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

Interest Rate Risk- We do not have significant interest rate risk during the fiscal quarter ending June 30, 2014.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of March 30, 2014, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 4(T).  Controls and Procedures.

Changes in internal controls.  There were no changes in our internal controls over financial reporting that occurred during the three months covered by this Report of Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Laurie Holtz, a former director and certified public accountant, headed our internal control review until his resignation on January 7, 2014.  We intend to use another outside director to fulfill Mr. Holtz’s prior role in internal review commencing in the fourth quarter of fiscal year 2014.  Our chief financial officer has handled Mr. Holtz’s internal review functions since Mr. Holtz’ s resignation.  Mr. Holtz resigned for health reasons.

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

Any enhanced financial performance or expansion of products and markets will require efficient management responses and planning and adequate and affordable funding arrangements by our senior management.  The inability to properly plan and handle any future growth in revenues, markets and products could adversely impact on our future business and financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending June 30, 2014.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of June 30, 2014, there have been no submissions of matters to vote at a regular or special shareholders meeting

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

Dated:    August 11, 2014

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer