Form 10-K/A
period 2013-12-31
CAPSTONE COMPANIES, INC.
filed 2014-10-20
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE:  The sole purpose for filing this Amendment Number 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, is to correct typographical errors in the certifications of the Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.  As originally filed, the section 906 certifications made reference to the “Quarterly Report of Capstone Companies, Inc. on Form 10K for the year ended December 31, 2011”.  This amendment corrects the typographical errors to make reference to the “Annual Report of Capstone Companies, Inc. on Form 10K for the year ended December 31, 2013”.

The typographical error has no material effect on the Reporting Company’s financial statements for the fiscal year ending December 31, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, CAPSTONE COMPANIES, INC. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 17th day of October 2014.

CAPSTONE COMPANIES, INC.

Dated:   October 17, 2014

By

/s/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
October 17, 2014

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
October 17, 2014

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
October 17, 2014

/s/ Jeffrey Postal
Jeffrey Postal
Director
October 17, 2014

/s/ Larry Sloven
Larry Sloven
Director
October 17, 2014