Form 10-Q
period 2014-09-30
CAPSTONE COMPANIES, INC.
filed 2014-11-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of September 30, 2014, there were 654,010,532 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2014	2013
Assets:
Current Assets:
Cash	$317,735	$436,592
Accounts receivable - net	7,599,116	6,927,238
Inventory	213,184	298,099
Deposit	12,193	-
Prepaid expense	402,478	1,082,784
Total Current Assets	8,544,706	8,744,713

Fixed Assets:
Computer equipment & software	12,272	66,448
Machinery and equipment	266,823	667,096
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(207,851)	(661,210)
Total Fixed Assets	76,909	77,999

Other Non-current Assets:
Product development costs - net	4,916	19,664
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,440,936	2,455,684
Total Assets	$11,062,551	$11,278,396

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$2,900,271	$1,931,527
Note payable - Sterling Factors	4,090,093	4,237,144
Notes and loans payable to related parties - current maturities	2,033,934	3,220,074
Total Current Liabilities	9,024,298	9,388,745

Long Term Liabilities
Notes and loans payable to related parties - Long Term	-	-
Total Liabilities	9,024,298	9,388,745

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 654,010,532 & 657,760,532 shares issued at September 30, 2014 & December 31, 2013	65,401	65,777
Additional paid-in capital	7,187,058	7,172,059
Accumulated deficit	(5,215,206)	(5,349,185)
Total Stockholders' Equity	2,038,253	1,889,651
Total Liabilities and Stockholders’ Equity	$11,062,551	$11,278,396

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$7,738,884	$5,653,873	$13,008,632	$7,340,789
Cost of Sales	(6,621,599)	(4,102,814)	(10,231,965)	(5,398,941)
Gross Profit	1,117,285	1,551,059	2,776,667	1,941,848

Operating Expenses:
Sales and marketing	81,083	43,609	455,082	210,219
Compensation	375,807	221,913	1,045,937	690,700
Professional fees	38,656	64,218	144,681	269,675
Product Development	95,410	73,583	312,341	157,589
Other general and administrative	168,260	108,039	455,243	303,614
Total Operating Expenses	759,216	511,362	2,413,284	1,631,797

Net Operating Income (Loss)	358,069	1,039,697	363,383	310,051

Other Income (Expense):
Interest expense	(69,448)	(110,625)	(223,018)	(265,710)
Estimated Income Tax Paid Current	(2,129)	-	(6,387)	-
Total Other Income (Expense)	(71,577)	(110,625)	(229,405)	(265,710)

Net Income (Loss)	$286,492	$929,072	$133,978	$44,341

Income (Loss) per Common Share
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted Average Shares Outstanding
Basic	654,010,532	657,760,532	655,046,444	657,417,125
Diluted	809,072,109	813,707,109	809,758,922	813,363,702

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$133,978	$44,341
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	(28,876)	14,064
Depreciation and amortization	60,566	70,581
Compensation expense from stock options	43,500	20,250
(Increase) decrease in accounts receivable	(671,878)	(618,766)
(Increase) decrease in inventory	84,915	37,264
(Increase) decrease in prepaid expenses	680,306	(1,059,660)
(Increase) decrease in other assets	(12,193)	(23,972)
Increase (decrease) in accounts payable and accrued expenses	968,744	376,590
Increase (decrease) in accrued interest on notes payable	151,842	129,446
Net cash provided by (used in) operating activities	1,410,904	(1,009,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(500,000)
Purchase of property and equipment	(44,728)	(12,695)
Net cash provided by (used in) investing activities	(44,728)	(512,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,686,401	6,199,453
Repayments of notes payable	(11,833,452)	(6,368,449)
Proceeds from notes and loans payable to related parties	950,000	3,918,000
Repayments of notes and loans payable to related parties	(2,287,982)	(2,330,000)
Net cash provided by financing activities	(1,485,033)	1,419,004

Net (Decrease) Increase in Cash and Cash Equivalents	(118,857)	(103,553)
Cash and Cash Equivalents at Beginning of Period	436,592	411,259
Cash and Cash Equivalents at End of Period	$317,735	$307,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$314,158	$109,116
Franchise and income taxes	$-	$-

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

The unaudited financial statements as of September 30, 2014 and for the nine month period ended September 30, 2014 and 2013 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors, in North America.  Capstone currently operates in six primary business segments: Induction Charged Power Failure Lights, LED Wall Plate Night Lights and Power Failure Lights, Motion Sensor Lights, Portable Book and Task Lights, Door Security Monitor and Wireless Remote Control Outlets.  The Company’s products are typically manufactured in the Peoples’ Republic of China by third-party manufacturing companies.

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

As of September 30, 2014, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of September 30, 2014, 100% of the accounts receivable serve as collateral for the companies notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $213,184  and $298,099 at Septemebr30, 2014 and December 31, 2013, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments were recognized by the Company during 2013 or through September 30, 2014.

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

Depreciation expense was $ 45,818 and $ 47,518 for the period ended September 30, 2014 and 2013, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At September 30, 2014 and 2013, the total number of potentially dilutive common stock equivalents was 155,061,577 and 155,946,577 respectively.

Principles of Consolidation

The consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the nine months ended September 30, 2014 and 2013 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C., Capstone Industries, Inc. and Capstone International HK, LTD.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at September 30, 2014 and 2013 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in Sales and Marketing expenses.  Advertising and promotion expense was $138,518 and $59,800 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014 the company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $52,818 and $91,767 for the nine months ended September 30, 2014 and 2013, respectively.

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

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of and for the period ended September 30, 2014, there were no material amounts subject to forfeiture.  The Company has not accelerated vesting terms of its out-of-the-money stock options, or made any other significant changes, prior to adopting ASC 718, Share-Based Payments.

On April 27, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vest at twenty percent per year beginning April 23, 2007.  For the year ended December 31, 2007, the Company recognized compensation expense of $503,075 related to these options.  On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled leaving 54,983,333 options outstanding.  For year ended December 31, 2008, the Company recognized compensation expense of $405,198 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $156,557 related to these options.  For the year ended December 31, 2010, the Company recognized a compensation expense of $156,558 related to these options. For the year ended December 31, 2011, the Company recognized compensation expense of $52,186 related to these options. As of December 31, 2011 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.  These 54,983,333 options are set to expire April 27, 2017.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $29,214 related to these options.  During 2008 and 2009, 1,500,000 of the above options were cancelled prior to vesting.  For the year ended December 31, 2008, the Company recognized compensation expense of $25,131 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $10,869 related to these options.  As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.  These 4,000,000 options are set to expire May 1, 2018.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vest over two years.  For the year ended December 31, 2007, the Company recognized compensation expense of $1,330 related to these options.  For the year ended December 31, 2008, the Company recognized compensation expense of $7,978 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $6,648 related to these options.  As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.  Of these 700,000 options, 350,000 are set to expire October 22, 2018 and 350,000 are set to expire October 22, 2019.

On January 10, 2008, the Company granted 1,000,000 stock options to an advisor of the Company.  The options vest over one year.  For the year ended December 31, 2008, the Company recognized compensation expense of $19,953 related to these options.  As of December 31, 2008 these options were fully vested and compensation expense fully recognized.  No further compensation expense will be recognized for these options.  These 1,000,000 options are set to expire January 10, 2018.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $59,619 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $2,603 related to these options.  As of December 31, 2009 these options were fully vested and compensation expense fully recognized.  During 2010, 3,500,000 of the above options expired leaving 150,000 options outstanding.  No further compensation expense will be recognized for these options.  These 150,000 options are set to expire February 5, 2018.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vest over two years.  For the year ended December 31, 2008, the Company recognized compensation expense of $5,242 related to these options.  For the year ended December 31, 2009, the Company recognized compensation expense of $7,862 related to these options.  For the year ended December 31, 2010, the Company recognized compensation expense of $2,620 related to these options. As of December 31, 2010 these options were fully vested and compensation expense fully recognized.  No further expense will be recognized for these options.  These 850,000 options are set to expire May 1, 2019.

On April 23, 2010, the Company granted 4,800,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  For the year ended December 31, 2010, the Company recognized compensation expense of $27,000 related to these options.  For the year ended December 31, 2011 the Company recognized compensation expense of $12,000.  As of December 31, 2011 these options were fully vested and compensation expense fully recognized.  No further expense will be recognized for these options.  Of these 4,800,000 options, 4,500,000 are set to expire April 23, 2015 and 300,000 are set to expire June 15, 2020.

On July 1, 2011, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year. For the year ended December 31, 2011 the Company recognized compensation expense of $16,500.  For the six months ended June 30, 2012, the Company recognized an expense of $16,500.  As of December 31, 2012 these options were fully vested and compensation expense fully recognized.  No further expense will be recognized for these options.  Of these 4,650,000 options, 4,500,000 are set to expire July 1, 2016 and 150,000 are set to expire July 1, 2021.

On August 6, 2012, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vest in one year.  Prior to vesting, the Company Secretary left the Company and 150,000 stock options were cancelled leaving 4,500,000 options outstanding.  For the year ended December 31, 2012, the Company recognized compensation expense of $20,250.  For the three months ended June 30, 2013, the Company recognized an expense of $20,250.  As of December 31, 2013 these options were fully vested and compensation expense fully recognized.  No further expense will be recognized for these options.  These 4,500,000 options are set to expire August 6, 2017.

On January 1, 2014, the Company granted 3,150,000 stock options to two directors of the Company and the Company Secretary.  The options vest in 8 months.  For the nine months ended September 30, 2014, the Company recognized compensation expense of $43,500.  As of September 30, 2014 these options were fully vested and compensation expense fully recognized.  No further expense will be recognized for these options..  Of these 3,150,000 options, 3,000,000 are set to expire July 1, 2019 and 150,000 are set to expire July 1, 2024.

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

Stock-Based Compensation Expense

Stock-based compensation for the nine months ended September 30, 2014 and 2013 was $ 43,500 and $20,250 respectively.

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

In May 2014, the FASB has made available Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In June 2014, the FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force (EITF). The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards (continued)

after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this ASU either:

(a) prospectively to all awards granted or modified after the effective date; or

(b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter.

If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of September 30, 2014, the Company had $0 funds in excess of FDIC limits.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

Capstone Companies, Inc., and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone Industries obligations under the Financial Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Howard Ullman, a shareholder and director of the Company at that time.  These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2013, the balance due to Sterling was $4,237,144.  As of September 30, 2014, the loan balance due to Sterling was $4,090,093.

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

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  On July 12, 2011 Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011 this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC.   The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before January 2, 2015.  At December 31, 2011, the total amount payable on the reassigned notes to Stewart Wallach was $216,498 which includes accrued interest of $7025 and JWTR Holdings, LLC was $216,498 which includes accrued interest of $7,025.  At December 31, 2012, the total amount payable on the reassigned notes to Stewart Wallach was $233,256 which includes accrued interest of $23,783 and JWTR Holdings; LLC was $233,256 which includes accrued interest of $23,783.  For the revised notes the interest payments are being accrued monthly to the note holders.  As of September 30, 2014 the total combined balance due on these two notes was $525,096 which includes accrued interest of $106,150 ..

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

On March 11, 2010, the Company received a loan from a director of $100,000. As amended, the note is due on or before January 2, 2015 and carries an interest rate of 8% per annum.  At December 31, 2013 the total amount payable on this note was $130,466 including interest of $30,466.  At September 30, 2014 the total amount payable on this note was $136,450 including interest of $36,450.

On May 11, 2010, the Company received a loan from a director of $75,000. As amended, the note is due on or before January 2, 2015 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2013 the total amount payable on this note was $96,847 including interest of $21,847.  At September 30, 2014 the total amount payable on this note was $101,335 including interest of $26,335.

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

On January 15, 2013, the company received a new loan of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. with due date on or before January 2, 2015 and carries an interest rate of 8% per annum. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2014 the total amount payable on this note was $284,137 including interest of $34,137.

On January 15, 2013, the company received a new loan of $250,000 from a director of Capstone Companies, Inc. with due date on or before January 2, 2015 and carries an interest rate of 8% per annum.  This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At September 30, 2014 the total amount payable on this note was $ 284,137 including interest of $.34,137.

Purchase Order Assignment- Funding Agreements

On June 14, 2014, Capstone Industries, Inc. received a $125,000 loan from George Wolf.  This loan is due on or before December 31, 2014 and carries an interest rate of 1.0% simple interest per month.  The loan balance at September 30, 2014 is $129,356 including accrued interest of $4,356.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On June 9, 2014, Capstone Industries, Inc. received $825,000 against two new notes from Jeffrey Postal a director of the Company.  The notes are due on or before December 31, 2014 and carry an interest rate of 1.0% simple interest per month (12% annul).  As of September 30, 2014, these notes were paid in full.

Working Capital Loan Agreements

On April 1st 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton who is a director and director & senior officer of the Company.  Pursuant to the agreement, the company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of 8%.  As amended, this loan is due on or before January 2, 2015.  As of December 31, 2013, the loan balance under this agreement was $543,626 including interest of $45,626.  As of September 30, 2014, the loan balance under this agreement was $573,424 including interest of $75,424.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of September 30, 2014 was 2,033,934 including accrued interest of $316,988.  The maturities under the notes and loan payable to related parties for the next five years are:

Year Ended December 31,
2014	$ 129,356
2015	1,904,578
2016	-
2017	-
2018	-
Total future maturities	$ 2,033,934

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

Rental expense for the period ending September 30, 2014 under above two lease agreements was $86,359 and $41,903 for the periods ending September 30, 2014 for Deerfield Beach, Florida & Wanchai, Hong Kong location.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (continued)

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

Warrants

The Company has outstanding stock warrants that were issued in prior years to its officers and directors for a total of 5,975,000 shares of the Company's common stock.  1,975,000 of these warrants had an exercise price of $.05 and expired on November 11, 2011.  The remaining 4,000,000 warrants had an exercise price of $.03 and expired on July 20, 2014.

The Company issued a stock warrant to each of two former officers of the Company in December 2003 for a total of 35,000 shares of the Company's common stock.  Each of the stock warrants expires on July 20, 2014, and entitles each former officer to purchase 10,000 and 25,000 shares, respectively, of the Company's common stock at an exercise price of $0.05.  These warrants expired July 20, 2014.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
(Formerly CHDT Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS

Warrants (continued)

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

On April 27, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 102,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, the Company’s CEO, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 23, 2008, 74,666,667 of these options were cancelled.  Compensation expense was recognized through the date of the cancellation of the options. On July 31st, 2009, 5,000,000 of the fully vested options and fully expensed options were amended and transferred to G. McClinton.  Also on April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton, the Company’s COO and Secretary, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year will vest on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled. On July 31st, 2009, 5,000,000 of S. Wallach fully vested and fully expensed options were amended and transferred to G. McClinton.

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

On January 1, 2014, the Company granted 3,000,000 stock options to two directors of the Company and 150,000 stock options to the Company Secretary.  The options vest on August 5, 2014.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the period ended September, 30 2014, the Company recognized compensation expense of $43,500 related to these stock options.  No further compensation expense will be recognized for these options.

The following table sets forth the Company’s stock options outstanding as of September 30, 2014 and December 31, 2013 and activity for the years then ended:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2013	74,383,333	$ 0.029	4.28	$ -
Granted	-	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	0.029	-	-

Outstanding, December31 , 2013	74,383,333	$ 0.029	3.28	$ -
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding, September 30, 2014	77,533,333	$ 0.029	2.61	$ 0.022

Vested/exercisable at December, 31, 2013	74,383,333	$ 0.029	3.28	$ -
Vested/exercisable at September 30, 2014	77,533,333	$ 0.029	2.61	$ 0.022

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000.67		$.020	250,000
$.029	54,983,333	2.58	$.029	54,983,333
$.029	2,500,000	3.58	$.029	2,500,000
$.029	700,000	4.58	$.029	700,000
$.029	1,000,000	3.25	$.029	1,000,000
$.029	150,000	3.33	$.029	150,000
$.029	850,000	4.67	$.029	850,000
$.029	4,500,000.58		$.029	4,500,000
$.029	300,000	5.58	$.029	300,000
$.029	4,500,000	1.75	$.029	4,500,000
$.029	150,000	6.75	$.029	150,000
$.029	4,500,000	2.83	$.029	4,500,000
$.029	3,000,000	4.25	$.029	3,000,000
$.029	150,000	9.25	$.029	150,000

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

NOTE 8 – OTHER ASSETS

Other Assets at September 30, 2014 and December 31, 2013 consists of the following:

	2014	2013	Life in Years

Packaging Artwork and Design	$43,587	299,404	2
Less: Accumulated Amortization	(38,671)	(279,740)
	$4,916	19,664

Amortization expense for the nine months ended September 30, 2014 and 2013 was $14.748 and $23,063.

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission or “SEC”.  Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.capstonecompaniesinc.com/Investor Relations and on the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, or through the aforesaid SEC website URL’s. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information. The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “hope,” “foresee,” “understand,” “project,” “plan,” “will,” “shall,” “could,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.

The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has historically been depressed for several consecutive fiscal quarters. In the nine months of fiscal year 2014, the average Bid price for the Common Stock has increased from trading at or under one cent per share Bid price to trading between three cents to five cents per share Bid price.  The Company believes that any increase in the average Bid price of the Common Stock is based on improved financial performance of the Company and the general increase in investment in public company stocks.  The Company has also previously announced in its SEC filings that the Company was seeking new business lines and/or products in an effort to enhance the Company’s business and financial performance.  The previously announced cooperative efforts with AC Kinetics, Inc. are an example of such an effort.   However, the Company’s Common Stock lacks sufficient or active market maker and institutional investor support in the public market and this lack of support typically means that any increase in the per share price of our Common Stock in the public market may be eliminated or reduced by selling pressure from profit taking by investors.  At a minimum, the lack of primary market makers and institutional support of our Common Stock in the public markets means that the Bid price of the Common Stock may be volatile or unpredictable.  As of October 27 1, 2014, the Common Stock was trading at $.027 on the Bid Investment in our Common Stock.  An investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require liquidity.  Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Note:  Unless stated otherwise, any reference to a year herein means the fiscal annual period. For instance, “2013” means “fiscal year 2013.”

Introduction

The following discussion and analysis provides an introduction to our company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2014 compared with the same periods in 2013 and (ii) final liquidity and capital resources.

We are a public holding company organized under the laws of the State of Florida and we design and manufacture through our operating subsidiary a line of specialty power failure lighting solutions and other innovative specialty consumer products for the North American and Latin American retail markets. Our product line consists of stylish, innovative and easy to use consumer products, including portable booklights, portable multi-task lights, decorative led sconce nightlights, wireless under cabinet lighting, remote control wireless accent lighting, power failure multi-function handheld lights,  power failure multi-function wall plate nightlights ,wireless motion sensor lights, wireless remote control outlets, and under final development, hardwired led motion security lighting, outdoor coach led lighting and outdoor utility lighting, all designed to make today’s lifestyles simpler and safer.  Our products are sold under the trade and brand name of our wholly-owned subsidiary, Capstone Industries, Inc. as well as being private labeled for our retailer customers as programs require.  Company seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, and are primarily marketed and sold by our wholly-owned subsidiary, Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006 by the Company (“Capstone”).  Our other wholly owned subsidiaries are:  (a) Capstone International Hong Kong Ltd, a Hong Long limited liability company organized in 2012  (“CIHK”) and (b) Capstone Lighting Technologies, LLC, a Florida limited liability Company organized in 2004  (“CLTL”). CLTL has no significant business operations at this time. Capstone International (Hong Kong), Ltd. will support the development of innovative products outside the Company’s current categories, provide quality control and logistics support to contract manufacturers and sell products internationally from Hong Kong

Strategy

Our strategy is to increase the Company’s profitability, cash flow and revenues through the ongoing development of innovative and technologically advanced ideas and concepts to the consumer product categories that have become synonymous with our brands, while maintaining low competitive prices.  We seek to leverage our product successes by an ongoing effort to expand our product channels as our product categories and brand recognition continue to gain traction at retail levels by merchandisers, buyers and consumers.  Based on expanding channels, the Company's expanded distribution footprint is expected to continue to yield annual sales growth throughout 2014. Planning for this result, the Company initiated a rebranding effort that was finalized in mid-year 2013 and which, we believe, based on our review of sales, enhanced its market image further and better reflected the Company's product innovations and technology advancements within its product categories. Gross Sales for the nine months ending September 30, 2014 have increased by $6,196,600 or 82.1% over the same period in 2013, which increase we believe is in part due to our channel expansion efforts. Further, to the point of technology advancements and our strategy to continue to nourish the Company’s product development endeavors, the Company invested in a private U.S. company, AC Kinetic Technologies, in 2013 to confidentially explore and develop certain inventive concepts the Company has conceived that are very complex and that would yield intellectual property which will further distance the companies’ products from off the shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies within its own products and also make the technologies available for licensing to companies that have distribution channels or markets not currently served by our company or its affiliates. The first of these products should be introduced to the market in fourth fiscal quarter of 2014.  The Company also continues to seek out and, if a suitable fit with our strategy, explore selectively acquiring or investing in suitable businesses with perceived superior technical product development capabilities or that could benefit from our market position and strategic direction.  All forward planning product development roadmaps are also assessing possible benefits to be realized from U.S. based production. We have not entered into any agreements or commitments with respect to such efforts, but the effort is ongoing and part of our growth strategy and strategy to enhance shareholder value.

We have extensive experience in introducing new products to retail market channels and believe that provides us a competitive edge. In our early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of entry.  In fourth quarter ending December 31, 2014, the Company plans to make presentations of new products that is expected to expand the Company’s distribution beyond its current product placements.  We believe that the new products will not only introduce additional functionality to existing categories of products  that are meaningful to consumers but will also  revitalize categories that have grown stale due to minimal investment and creativity by competitors. The Company’s product(s) characteristics are as follows:

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

The Company has begun to utilize U.S. based industrial design support to augment the Capstone International HK Ltd. Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or “IP” which will find its way into specific products planned for the fourth fiscal quarter of 2014.  These products will be in the Outdoor Lighting segment of our business line.

The Company has expanded Capstone International HK operations in Hong Kong, with additional personnel experienced in Electrical Engineering and Design, Product Development, International Logistics and Quality Control. These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested before and during production by Company personnel. This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company initiated its expansion in Hong Kong in 2012 as product line extensions and increased number of factories utilized became factors. In anticipation of the Company’s expected growth, we have continued our investment to ensure overseas factory performance meets stringent tolerances which maintain our competitiveness and operational excellence.  Capstone International Ltd. Hong Kong is intended not only to support our product development but also act as a catalyst for sourcing new innovative items and for supporting our International Market growth.

Products and Customers

The Company believes that it has earned the industry recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than in earlier years when we were more focused on proving our ability to perform in the big box environment while supplying a short line of products. Our 2013 top line results are indicative of this increased interest and our strategy for market positioning which was forged in 2008-2009 period has been proven sound. We are now determined to expand our product positioning through the introduction of several more indoor and all new outdoor lighting programs for the residential markets.  Additionally, we will be adding hardwired products to our programs in addition to the existing battery and induction powered product lines. Such endeavors will require increased investment in infrastructure and product development, which increases may adversely impact on future financial results.  The extent of such impact is not known as of the date of this Report.

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

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Costco, Home Depot, Lowes, Office Depot, Sam’s Club, Target, The Container Store, True Value, Canadian Tire and Wal-Mart.  These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  We do not have a vigorous internal e-commerce effort at this time.

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in the largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards have spurred demand for small consumer appliances internationally.  In order to pursue this market opportunity, we introduced the Capstone Industries brands to markets outside the U.S., including Central and South America, Mexico, Taiwan and we anticipate further expansion into Canada, Australia as well as other markets where our US customers have strong global initiatives.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2014 and 2015 for our power failure lighting programs (assuming sufficient marketing support and response of competition and key markets). This assumption is not based on independent market surveys or marketing data, but rather is based on our understanding of our industry segments and market demand in each such segment. A key component in the rebranding effort was to create a powerful umbrella identity on the retail package that would serve to rationalize a retail destination within lighting more focused on power failure solutions than mere illumination, which is more competitive segment in terms of number and variety of competitors and competing products.

We believe the Company is well positioned to pursue role in what we perceive as the rapidly growing home emergency lighting and security lighting sectors and we will seek to establish and maintain a market leader status in power-failure lighting solutions for consumers.  Absent a significant change in risk factors and our circumstances, we believe we will maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in “Risk Factors” below and in other filings with the SEC. A significant risk factor underlying this assumption of growth is an assumption by us that our technology will not be undermined by new technologies and no substantial changes in the competitive environment in this segment. We also assume that a larger competitor will not devote considerable resources to eliminate competition in this segment.

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

Working Capital Requirements

Management assesses the Company's liquidity in terms of its overall ability to generate cash to fund its operating and investing activities. Of particular importance in the management of liquidity are cash flows generated from operating activities, capital expenditure levels and adequate lines of credit.  Any future acquisitions are expected to be financed through internal cash, borrowings and equity, or a combination thereof.

The Company is currently meeting its working capital needs through cash on hand, as well as internally generated cash from operations, and funding from lenders.

During 2013, the Company reaffirmed its strategic decision to extend its business model to expand distribution, so that products could now be offered from our Los Angeles warehouse for U.S. domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-seasonal periods.  This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores.  This has not only allowed Capstone Industries, Inc. to add these retailers to its distribution but has helped to normalize future business by minimizing the spikes in activity associated with the majority of the Company's business being promotional or seasonal. This program will require a larger amount of inventory particularly at key selling periods and therefore will require additional funding needs as we ship orders based on retailer weekly or on demand replenishment.  In 2013 to support our capital needs, Sterling National Bank in New York City approved access to our available bank line for domestic inventory funding.  Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management’s Discussion and Analysis of Operations below.

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

With trends and technology continually changing, the Company will continue to endeavor to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by our recent investment in AC Kinetic Technologies.  Our ability to invest in such opportunities is limited by available cash reserves and cash flow and the availability of affordable funding.

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

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue

For the 3 months ended September 30, 2014 and 2013, total net revenues were approximately $7,738,900 and $5,653,900, respectively, an increase of $2,085,000 or 36.9% from the previous year. We would note that gross sales for the 3rd quarter ended September 30, 2014 were $8,466,900 as compared to $5,767,500 in same period in 2013, an increase of $2,699,400 or 46.8%.  The difference between gross and net revenues is due to our offering marketing and promotional allowances to retailers as part of a strategic marketing effort.  During the 3rd quarter ended September 30, 2014, gross sales were reduced by approximately $728,000 as part of our strategic marketing effort, with approximately $293,000 of these promotional allowances being used during the 3rd quarter ended September 30, 2014, and the balance of $435,000 of marketing and promotional allowances to be used during the 4th quarter ending December 31, 2014, to support retail sales movement during the holiday period.

For the 9 months ended September 30, 2014 and 2013, total net revenues were approximately $13,008,600 and $7,340,800 respectively, that’s an increase of $5,667,800 or 77.2%.  Gross Sales for the nine months ended September 30, 2014, were $13,743,600 compared to $7,547,000 for the same period in 2013, an increase of $6,196,600 or 82.1% over 2013.  For the nine months ended September 30, 2014, gross sales were reduced by $735,000 for marketing and promotional allowances of which $435,000 will be used during  the 4th quarter ending December 31, 2014, as compared to $206,200 in same fiscal period in 2013.  Approximately $2,000,000 of gross sales shipments were expedited into the 3rd quarter ending September 30, 2014, that had originally been scheduled for the 4th quarter ending December 31, 2014, to ensure sufficient inventories were available in the stores to support the above referenced ~~4th~~ quarter ended December 31, 2014, marketing promotional support.

Cost of Sales

For the 3 months ended September 30, 2014 and 2013, cost of sales were approximately $6,621,600 and $4,102,800, respectively, an increase of $2,518,800 or 61.4% from the previous year.  The increased Cost of Sales during the period was mainly the result of the higher sales volumes, however during the 3rd quarter we incurred approximately $225,000 of additional manufacturing expenses in connection with an order for an important warehouse club customer, as the original factory could not process the order.  As a result, the product had to be reengineered by another factory at a significantly higher unit cost, resulting from new molds, higher priced electronic components and premium materials and labor costs required to expedite the order so it could be shipped on time. This decision to fulfil the order even at increased expense reflects our Company philosophy and is part of our commitment to our customer. This is a non-recurring, one-time expense.

For the 9 months ended September 30, 2014 and 2013, Cost of Sales were approximately $10,232,000 and $5,398,900 respectively. That’s an increase of $4,833,100 and is mainly the result of the increase in sales volume.  Cost of Sales as a percent of revenues for the nine months was 78.7% in 2014 as compared to 73.5 % in 2013.  The higher Cost of Sales percent to sales was impacted by the $735,000 marketing allowances to approximately 4.3% and the $225,000 once off additional order by approximately 1.8% for a combined effect of 5.9%.  Overall manufacturing material and labor costs have remained steady during the 9 months ended September 30, 2014.

Gross Profit

For the 3 months ended September 30, 2014 and 2013, gross profit was approximately $1,117,300 and $1,551,100 respectively, a reduction of $433,800 or 28.0% as compared to the comparable period in 2013.  Gross Profit as a percentage of revenues was 14.4 % in the quarter compared to 27.4 % in the same quarter in 2013. Gross Profit was reduced as a result of the $728,000 marketing and promotional allowances provided for in the quarter and a once off order expedite expense of $225,000, This combined effect was to reduce Gross Profit in the period by 10.1% of sales.

For the 9 months ended September 30, 2014 and 2013, gross profit was approximately $2,776,700 and $1,941,800 respectively, an increase of $ 834,900 or 43.0% over 2013 This increase was achieved after the Gross Profit had been reduced by $735,000 market promotional allowances and the $225,000 order expedite charge for a combined total of $960,000 for the 9 months ended September 30, 2014.

The significant increase in revenue is attributed to the continued strong sales performance of our Wireless Motion Sensor Light, Power Failure Light and the newly launched Wireless Remote Control Outlets. Gross Profit as a percentage of revenues for the nine months was 21.3% in 2014 as compared to 26.5% in 2013. The $960,000 of allowances and charges referenced above accounted for approximately 5.9% of the Gross Profit percentage reduction.

Operating Expenses

For the 3 months ended September 30, 2014 and 2013, operating expenses were approximately $759,200 and $ 511,400 respectively, an increase of $247,800 or 48.5%% as compared to same period in 2013.

For the 9 months ended September 30, 2014 and 2013, operating expenses were $2,413,300 and $1,631,800 respectively an increase of $781,500 or 47.9%.

Expenses for the 3rd quarter ended September 30, 2014, were higher than in the same quarter in 2013 because we have incurred the added expense of our Hong Kong office, additional sales staff in our U.S. office, and we have continued investment in new product development. There are also increased variable expenses related to the higher sales volume in the quarter. The following summarizes the major expense variances by category in the nine month period compared to same period in 2013.

Sales and Marketing Expenses - for the 9 months ended September 30, 2014 and 2013 were approximately $455,100 and $210,200 respectively, an increase of $244,900 or 116.5%.  During the nine month period ended September 30, 2014, the Company continued its marketing-product promotion strategy and invested $323,700 in retail product advertising and promotions, to further stimulate consumer response.

Compensation Expenses - for the 9 months ended September 30, 2014 and 2013 were $1,045,900 and $690,700 respectively, an increase of $355,200or 51.4%.  This increase is the result of added sales personnel in the United States and staff in our Capstone International Hong Kong office.  Some of this expense increase has been offset by $125,000 in expense reductions in professional fees as we transitioned personnel from consultant status to employees in our Hong Kong office.

Professional Fees - for the 9 months ended September 30, 2014 and 2013 were approximately $144,700 and $269,700 respectively, a reduction of $125,000 or 46.4%.  As noted above, to support our Hong Kong office, we have reduced our dependency on consultants and hired qualified personnel.

Product Development Expenses - for the 9 months ended September 30, 2014 and 2013 was approximately $312,300 and $157,600 respectively that is an increase of $154,700 or 98.2% in the period.  We have continued to make significant investments in developing, sourcing and testing new innovative products for future revenue growth.  In an effort to accelerate the launch of new products incorporating the AC Kinetics technology, we engaged an additional industrial design firm stateside to help the overseas team execute at factory levels in the most effective way possible.

Other General Administrative - for the 9 months ended September 30, 2014 and 2013 were approximately $455,200,000 and $303,600 respectively, an increase of $151,600 or 49.9%.  This expense increase was the result of additional rental expense with the opening of the Hong Kong office; increased insurance premiums associated with the Company’s higher revenue volumes and increased travel expense related to sales and operational activities.

Total Operating Expenses - for the 9 months ended September 30, 2014 and 2013 were approximately $2,413,300 and $1,631,800 respectively, an increase of $781,500 or 47.9%.  During this period, we have continued to invest for future growth, specifically, $388,000 in the establishment of our Hong Kong operation, $323,700 in product advertising and marketing to further develop consumer product awareness and $157,600 in new product development and technology, totaling $869,300 of investment and are the main reasons for the overall increase in Operating Expenses in the period

Net Operating Income (Loss)

For the 3 months ended September 30, 2014 and 2013, Operating Income was approximately $358,100 and $1,039,700, respectively, for a net income reduction of $681,600 as compared to same period in 2013.

For the 9 months ended September 30, 2014 and 2013, Operating Income was approximately $363,400 and $310,100, respectively this represents a $53,300 net improvement over last year.

Interest Expense

For the 3 months ended September 30, 2014 and 2013, interest expenses were approximately $71,600 and $110,600, respectively, a reduction of $39,000 or 35.3%, as compared to same period in 2013.

For the 9 months ended September 30, 2014 and 2013, interest expenses were approximately $229,400 and $265,700, respectively, a reduction of $36,300 or 13.7% from 2013.  Despite having significant revenue increases over last year, we have been able to reduce interest expense less than 2013 expense.  This has been achieved by paying off some of our old outstanding loans and eliminating that interest, combined with having increased loan availability at Sterling National Bank, which reduced our need to use more expensive financing.

Net Income (Loss)

For the 3 months ended September 30, 2014 and 2013, the Company had a net income of approximately $286,500 as compared with a net income in the same period last year of 929,100.  That’s a net income reduction of $642,600.

For the 9 months ended September 30, 2014 and 2013, the Company had a net income of approximately $134,000 and $44,300 respectively.  That’s a net income improvement of $89,700 during the nine months.

In summary, we achieved significant sales growth in the 9 months, with gross sales at $13.7 million compared to $7.5 million in same period for 2013. Strategically, we decided to allocate $735,000 to further develop brand awareness and stimulate product sell through during the holiday shopping period.  We incurred $225,000 in a one-time manufacturing expense, to support a very important customer, and we increased operating expenses by $781,000 in expanding our company’s infrastructure, product advertising and product development. This represents a combined total of $1.741 million that has been reduced from our net income for the period

With the current retail interest in our product offerings, expansion of distribution channels through the domestic purchase program, the launch of  new products this year and the opportunities provided by Capstone International HK Ltd, the Company expects its sales volumes to grow and produce gross revenues in the projected range of $20 million within the fiscal year 2015, subject to economic conditions not deteriorating and other factors impacting on consumer sales (including, without limitation, competitors’ new products and sales efforts, changes in consumer purchasing habits and tastes, technological developments in our industry, and other risk factors set forth in our Securities Exchange Act of 1934 filings with the SEC).  The Company anticipates this growth potential as a result of the increased retail distribution achieved in 2013, the rebranding of Capstone’s Power Failure Product line and the new product launches at the National Hardware Show in May of 2014, and we anticipate additional projects and programs through Capstone International.  Having attended for the first time last year, the International Hotel, Motel and Restaurant Show, we are actively pursuing opportunities with our Power Failure Solutions products and Door Security Monitor in this new distribution channel.  These assumptions would have to be accurate to achieve the projected gross revenues.  Further, since our products are mostly discretionary spending items for the general public, general economic conditions impact the market appeal and performance of our products to the extent that consumers defer or cancel discretionary spending on non-essential products in response to poor economic conditions.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of September 30, 2014:

	Payments Due by Period*
	Total	2014	2015	2016	After 2016

(In thousands)
Purchase Obligations	$2,967	$2,967	$-	$-	$-
Short-Term Debt	6,124	4,091	2,033	-	-
Long-Term Debt	-	-	-	-	-
Operating Leases	177	21	96	56	4
				-	-
Other Long-Term Liabilities	-	-	-	-	-
Total Contractual Obligations	$9,268	$7,079	$2,129	$56	$4

*Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See Item 8, Financial Statements and Supplementary Data, Note 4 in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the US and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2014	September 30, 2013
(In thousands)
Net cash provided (used) by:
Operating Activities	$1,411	$(1,010)
Investing Activities	$(45)	$(513)
Financing Activities	$(1,485)	$1,419

Our borrowing capacity with Sterling National Bank, funding support from directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was approximately $1,411,000 in the nine months ended September 30, 2014 compared with approximately $1,009,900 used in the same period 2013.

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the build rates of products, which are subject to general economic conditions.  Our sales are also impacted by our ability to obtain new orders.

Investing Activities

Cash used for investing activities in the nine months ended September 30, 2014 was $44,700, compared to $512,700 in the same period in 2013.  In 2013, the Company invested $500,000 in AC Kinetics, Inc. in return for a preferred stock interest.

Future capital requirements depend on numerous factors, including expansion of existing product lines and introduction of new products.  Management believes that our cash flow from operations and current borrowing sources will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  Net cash used by financing activities for the nine months as of September 30, 2014 was $1,485,000 as compared to $1,419,000 provided in 2013.  The cash was used to repay outstanding notes and loans, some of which had been outstanding for some time.  It is our stated objective to pay off and reduce loans, whenever cash flow allows, so that we can reduce our interest expense.  As of September 30, 2014, the Company was in compliance with all of the covenants pursuant to existing credit facilities.

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

Impact of Inflation: Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels.  As a result of world economic conditions and the current price of world oil and resulting increased material costs, there are now pressures from contract Chinese Manufacturers to increase costs.  We generally have been able to reduce cost increases by negotiating, volume purchases or re-engineering products, but may have to increase the price of our products in fiscal year 2014 in response to such inflationary pressures and any dollar currency depreciation with the Chinese currency.  Since we operate in industries where the consumer tends to be price sensitive, any such increase in the prices of our products may adversely impact our sales and financial results in fiscal year 2014.

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

Interest Rate Risk- We do not have significant interest rate risk during the fiscal quarter ended September 30, 2014.

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

Laurie Holtz, a former director and certified public accountant, headed our internal control review until his resignation on January 7, 2014.  We intend to use another outside director to fulfill Mr. Holtz’s prior role in internal review commencing in the fourth quarter of fiscal year 2014.  Our chief financial officer has handled Mr. Holtz’s internal review functions since Mr. Holtz’s resignation.  Mr. Holtz resigned for health reasons.

The certifications of our chief executive officer and chief financial officers attached as Exhibits 31.1, 31.2, 32.1 (which Exhibit 32.1 includes the principal executive officer and principal financial and accounting officer certifications) to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in Item 4, including the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2013, for a more complete understanding of the matters covered by such certifications.

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

Item 1A.  Risk Factors.

In addition to risk factors set forth herein and in the Company’s Form 10-K for the fiscal year ended December 31, 2013, and other Commission filings, the following risk factors should be considered in any evaluation of the Company.

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

Company relies on equity or debt funding from members of management or outside investors from time to time to meet working capital needs.  Company receives equity or debt funding from time to time from members of management or outside investors to fund working capital needs.  Such funding may not always be available or adequate to meet such essential needs.  The lack of primary market makers and institutional investors for our publicly traded common stock makes it difficult for the Company’s common stock to appreciate in value, which, in turn, makes it difficult for the Company to raise money from outside investors or in the public markets by offering the Common Stock. We believe that we need to develop new products or new product lines with higher profit margins to attain better financial results and, through any improved financial results, to possibly attract greater support for our Common Stock in the public markets.  We believe that greater market support for our Common Stock would assist in any efforts to raise working capital by the Company. We may be unable to develop higher profit margin products or achieve or sustain profitability and that failure would probably result in the aforementioned weakness in the public market for our Common Stock.

From time to time, we have sought primary market makers for our Common Stock, but such efforts have not yielded desired results as of the date of this Report.  The Company believes that sustain growth in revenues and net income will be required to attract primary market maker support of the Common Stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending September30, 2014.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT #	DESCRIPTION OF EXHIBIT
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James G. McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer and by James G. McClinton, Chief Financial Officer and Chief Operating Officer

------------------------------------------
^ Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capstone Companies, Inc.

Dated:    November 14, 2014

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer