Form 10-K
period 2014-12-31
CAPSTONE COMPANIES, INC.
filed 2015-03-26
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of, March 20, 2015 was approximately $13,995,825.

Number of shares outstanding of the Registrant’s Common Stock, as of March 20, 2015, is 654, 010,532.

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

(5)	“China” means Peoples’ Republic of China.
(6)	“W” means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(10)	“Subsidiaries” means Capstone Industries, Inc. (CAPI), Capstone International H.K Ltd., (CIHK), and Capstone Lighting Technologies, Inc. CLTL.
(11)	Any reference to fiscal year in this Report means our fiscal year, which is the same as a calendar year basis.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter in this Report.  Further, “OEM” means “original equipment manufacturer.”

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains statements that constitute "forward-looking statements” as defined under the Private Securities Litigation Reform Act 1995, as amended.  Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to: Company’s future business and financial prospects; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like “expect,” “anticipate,” “hope,” “project,” “may” or similar words.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ materially from those results implied in the forward-looking statement as a result of various factors – some factors being beyond the Company’s control or ability to foresee.  The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" and a micro-cap Company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report on Form 10-K are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

PART I

Item 1.  Business

We are a public holding company organized under the laws of the State of Florida and we design and manufacture through our operating subsidiary a line of specialty power failure lighting solutions and other innovative specialty consumer products for the North American and Latin American retail markets. CIHK was established as part of our efforts to expand our product development, engineering and factory resource capabilities in Hong Kong. Our product line consists of stylish, innovative and easy to use consumer lighting products, including portable book lights, power failure multi-function handheld lights, power failure decorative accent lighting, power failure multi-function nightlight - wall-plates, wireless motion sensor lights and remote control outlets.  Our products are sold under CAPI brand name, “Capstone Lighting” as well as being private labeled for our retailer customers as programs require.  We seek to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, through our three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL

Business Strategy

Our objective is to increase profitability, cash flow and revenues while enhancing our position as a leading manufacturer, marketer and distributor through the ongoing development of innovative and technologically advanced ideas and concepts for the LED Home Lighting consumer product categories.  We plan to leverage our product successes by expanding our offerings into all categories of the LED Home Lighting segments.  We have established the Capstone Lighting brand in the power failure and wireless motion sensor light segments.  To successfully enter into the expanded new Home LED segments, we determined a highly recognized national brand would be advantageous.  With this strategy in place, in early 2014 the Company initiated a search for a brand name and marketing campaign that would resonate with consumers.  The brand had to have a rich heritage, trusted by American homeowners for high performance, quality and innovative products.   With the brand name and marketing campaign finalized, the Company commenced an effort to expand its product lines in preparation for a LED Home brand introduction at the Hardware Show in May 2015.

Our investment in AC Kinetic Technologies, an Armonk, New York technology development company, in 2013 has allowed us to develop certain innovative concepts that the Company has conceived that are complex and that will hopefully yield intellectual property which will further the Company’s products from other off-the-shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies developed by AC Kinetic Technologies within its own products both labeled under Capstone and under the new to be announced brand.  The first of these products will be introduced to the market in second fiscal quarter of 2015 at the International Hardware Show.

We have extensive experience in introducing new products to retail market channels and believe that provides us a competitive edge. In our early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of entry.  In 2015, the Company plans its largest launch of new products that is expected to greatly expand the Company’s distribution beyond its current product placements.  The new products will not only introduce additional  functionality to existing categories of products that are meaningful to consumers but will also revitalize categories that have grown stale due to minimal investment and creativity by competitors. The Company’s desired product(s) characteristics are as follows:

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

The Company has begun to utilize U.S. based industrial design support to augment the CIHK’s Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or “IP” which will find its way into specific products planned for third and fourth quarters of 2015.

The Company has expanded CIHK’s operations in Hong Kong, with additional personnel experienced in Engineering and Design, Product Development, International Logistics and Quality Control. These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested before and during production by Company personnel. This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company initiated its expansion in Hong Kong in 2013 as product line extensions and increased number of factories utilized became factors. In anticipation of the company’s expected growth, we have continued our investment to ensure overseas factory performance meets stringent tolerances which maintain our competitiveness and operational excellence

We believe that we can expand our international sales primarily by leveraging our relationships with our existing global retailers and by strengthening our international network.  With our Hong Kong office in place, they will assist us in placing more products into foreign channels.  Our initial expansion goal is to establish product sales and presence in China and Taiwan. Based on the results of these efforts, we may seek to establish product sales and presence in Japan, South Korea and Australia.

Products and Customers

The Company has earned the recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than earlier years when we were more focused on proving our ability to perform in the big box retail environment while supplying a short line of products. We are now determined to expand our product positioning through the introduction of many more indoor and new outdoor lighting programs both under the Capstone brand and any new licensed brand.  We will also be adding hardwired solid state products to our programs in addition to the existing battery and induction powered product lines.

In 2014 we launched new products that were, based on our expectations, well received by retailers.  A new wireless remote control outlet and expansion of the wireless motion sensor light program was part of the new products.

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Costco, Home Depot, Lowes, Office Depot, Sam’s Club, Target, The Container Store, True Value, Wal-Mart and Canadian Tire. These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.   Our goal is to establish a regular purchasing program with such retailers in order to avoid seasonal fluctuations in product orders and revenues.

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in our largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred perceived demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brands to markets outside the U.S. including Central and South America, Mexico, Taiwan, Korea, Australia, Japan and Canada. We anticipate further expansion into the United Kingdom and Europe as well as other markets where our U.S. customers have strong global initiatives.   Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2015 and 2016 for our power failure lighting programs (assuming sufficient marketing support and response of competition in key distribution channels).

We believe CAPC is well positioned to become a leading manufacturer in the rapidly growing LED home lighting and security lighting segments and will continue to be a leader of power-failure lighting solutions for consumers in our channels.  We believe we will maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in “Risk Factors” below.

With our new branded lighting categories, Capstone will have a comprehensive product offering for our niche in the industry. We believe that we will provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which will add diversity to our revenues and cash flows. Within these categories, we will service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.

We believe our ability to serve retailers with a broad array of branded products and introduce new products will continue to allow us to further penetrate our existing customer bases, while also attracting new customers.

Sales and Marketing

CAPC’s products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involved direct company executive staff participation. The Company will also be targeting direct to retail clients through its CIHK’s staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to CIHK.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

Competitive Strengths

We believe that the following competitive strengths have and will continue to serve as a foundation for our business strategy:

In North America, we believe we are a leader in several categories, including power failure lights.

We believe that the specialized nature of our existing niche categories, and the market share that it has provided us will allow us to introduce and launch our new expanded LED Home Lighting programs.

We believe our licensed brand is a widely recognized domestic Brand and is a household name that will translate into the innovative new LED products. Overall, we believe this strong brand recognition and consumer awareness, coupled with the quality of our products, will help promote significant customer loyalty for the innovative LED products that we will be launching. We will be providing retailers with a broad and diversified portfolio of consumer LED products across numerous product categories, which will add diversity to our revenues and cash flows. Within these categories, we service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.

Working Capital Requirements

The Company’s has reaffirmed its strategic decision to extend its business model to expand distribution, so that products could now be offered from our Los Angeles warehouse for U.S. domestic shipments, to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-seasonal periods.  This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores. To support further expansion into direct to store and direct to consumer distribution channels, the Company has transferred its domestic warehousing requirements to a logistics partner based in Anaheim, California that provides omni-channel distribution services using the latest EDI (electronic data interchange) technology software.

With any new license and the major expansion of product offerings, in order to fund these programs, the Company will require additional working capital to fund the cost of new product molds, product testing and certifications, package design work, expansion of the sales support team in the U.S. and further expansion of the design and engineering capabilities in our Hong Kong office. The new programs will also require a larger amount of inventory particularly at key selling periods and therefore will also require additional funding needs as we ship orders based on retailer weekly or on demand replenishment.

Various funding options are being considered at this time, but certain members of Company management have indicated a willingness to supplement the cash flow needs as required.  Access to affordable, timely funding could be critical to our ability to compete and expand our market share. Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management’s Discussion and Analysis of Operations below.

Competitive Conditions

The consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is influenced by brand perceptions, product performance and value perception, customer service and price.   Our principal lighting competitors in the U.S. are Jasco, Energizer and Sylvania.  We believe private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Target, Wal-Mart, Home Depot, and Costco offer lighting as part of their  private branded product lines.  Many of competitors have substantially greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.

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

Raw Materials

The principal raw materials used by the Company are sourced in China, as we manufacture our products exclusively through contract manufacturers in the region. Raw materials used in manufacturing, include plastic resin, copper, led bulbs, batteries, and corrugated paper. Although prices of materials have fluctuated over time, CAPC believes that adequate supplies of raw materials required for its operations are available at the present time. CAPC, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, CAPC has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume. Our Hong Kong office is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio. Quality testing for these products is performed both by our Hong Kong office and by our globally recognized third party quality testing laboratories.

Section 1502 of Title XV of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires SEC-reporting companies to disclose annually whether any conflict minerals that are necessary to the functionality or production of a product.  Based on our inquiries to our manufacturers, we do not believe as of the date of such inquiries that any conflict minerals are used in making our products.

Seasonality

Sales for household products and electronics are seasonally influenced, with increased purchases by consumers during the key holiday winter season of the fourth fiscal quarter which requires increases in retailer inventories during the third fiscal quarter. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and spike power failure light sales. Many retailers now recognize a storm preparedness period and the Company believes that it is well positioned to gain market share in these sales periods. The Company’s "Power Failure Solutions” products supports this growing awareness.

As the LED Home Lighting category is a growth category, with retailers allocating more   everyday shelf space to the categories, the products offered are required for consumer’s everyday use, so the new products being launched would not be considered as seasonal items per se, although it is expected that there will also be higher sales performances in holiday periods. It is planned that with these new LED offers our revenue performance will not be as influenced by seasonal factors and will provide a more balanced revenue stream during the year once programs are executed fully at retail.

Intellectual Property

CAPC subsidiary, CAPI owns a number of U.S. trademarks and patents, which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents. These include the following trademarks: Timely Reader, Pathway Lights, Timely Reader Booklights with Timer and Auto Shut Off and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light,3 LED Slim line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  CAPC periodically prepares patent and trademark applications for filing in the United States and China. CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC’s ability to compete effectively in the power failure,  portable lighting  and LED Home Lighting categories depends, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks and trademark and patent applications and other technology which CAPC believes are significant to its business. These relate primarily to lighting device improvements and manufacturing processes.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others for intellectual property rights necessary to support new product introductions.  There can be no assurance that w~~e~~ can acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us. Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others, or will not be successfully challenged by others in lawsuits.  We do not have a reserve for litigation costs.

Distribution and Fulfillment

In January 2015, the company transferred its US domestic warehousing and distribution needs to a new third party warehousing facility situated in Anaheim, California. Our new warehouse distributor provides full packaging and logistics services including direct to store and direct to consumer capabilities that electronically interfaces to our existing operations software. The Company provides full ERP (enterprise resource planning), Inventory Control and Warehouse Management Systems. These fulfillment services can be expanded to the East Coast in Charleston, South Carolina, if we need to establish an East Coast Distribution point. This relationship will provide a major expansion of our U.S. distribution capabilities.

Research, Product Development, and Manufacturing Activities

Our research and development department based in Hong Kong designs and engineers many of our products, with collaboration from our third party manufacturing partners. They also establish strict engineering specifications and product testing protocols for our factories and ensure the factories adhere to all Chinese Labor and Social Compliance Laws.  Under the current political regime in China, sudden and unexpected changes in such laws are possible.

With outsourced production, our research and development team ensures our proprietary manufacturing expertise, by maintaining control over all critical production molds. In order to ensure the quality and consistency of our products manufactured in Asia, we also employ quality control inspectors who on-site examine and test products to our specification before shipments are approved.

Our Hong Kong office capabilities have now been expanded to  include product development, project management, sourcing management,  supply chain logistics  factory compliance auditing and quality enforcement for all supplier factories based  in Hong Kong and mainland China.

We will continue to invest heavily in this area. These costs are expensed when incurred and are included in the operating expenses.  Research and product development costs amounted to $374,245 in 2014, $225,754 in 2013, $227,087 in 2012, $197,290 in 2011.

Employees

We employed 9 employees as of December 31, 2014 in our U.S. office and 7 employees in our Hong Kong operation.  We consider our relations with our employees to be good with none of our employees being subject to collective bargaining agreements.

Prior History

We were incorporated on September 18, 1986 as a Delaware corporation. Our initial public offering under the Securities Act was conducted in 1987.   We started as a blank check company.  From 1986 until the 2006 acquisition of CAPI, we experienced several changes in management, corporate name and primary business lines as well as reincorporation from Delaware to Colorado and then from Colorado to Florida in 2004.  We have had a stable management and business line since the acquisition of CAPI in 2006.

Acquisition of CAPI:  on September 15, 2006, we entered into a Stock Purchase Agreement with CAPI and Stewart Wallach, the sole shareholder, a director and a senior executive officer of CAPI.  Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of CAPI Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CAPC) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Stock is convertible into 15.625 million “restricted” shares of our Common Stock, $0.0001 par value (“Common Stock”).   On July 9, 2009, the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares. The series B-1 shares are convertible into common stock; at a rate of 66.66 of common shares for each share of series “B-1” On December 17, 2009, the outstanding Series B-1 shares were converted into common stock.

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

Note Payable – Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, CAPI secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank)(“Sterling”),  located in New York, whereby CAPI receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate, which at the time of closing was 5%.  As of December 31, 2014 and 2013, the balance due to Sterling was $286,943 and $4,237,144 respectively

In July, 2011, Stewart Wallach, the Chief Executive Officer and Director of CAPC and JWTR Holdings, L.L.C. owned by a CAPC director, Jeffrey Postal, entered into a Securities and Notes Payable Agreement with Howard Ullman, the previous Chairman of the Board of CAPC, whereby they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling National Bank.

On July 12, 2011, Stewart Wallach agreed to be the sole personal guarantor to Sterling for all of Capstone Industries, Inc. loans.

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

Effective December 2, 2013, Capstone Industries, Inc., credit line with Sterling was further increased from $4,000,000 up to $6,000,000 to provide additional funding for increased revenue during the fourth quarter. The credit line reverted back to $4,000,000 on February 28th, 2014. On July 1st 2014, this line was further increased up to $7,000,000   to support increased fourth quarter revenue. As of December 31, 2014, the maximum amount that can be borrowed under on this credit line was $7,000,000.

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

The recent economic conditions affecting traditional brick and mortar retailers caused a number of our retailer customers to reduce their inventories and more critically analyze their inventory management and product offerings, including possibly shifting purchasing patterns to lower-cost options.  Consumer online shopping has increased significantly and is anticipated to continue to rise.  Similar retailer customer activity could negatively impact CAPC’s operating results.  In addition, declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all.  Increasing retailer customer concentration on a global scale could result in reduced sales outlets for our products, greater negotiating pressures on CAPC, and global pricing requirements across markets.   CAPC is reviewing a more aggressive e-commerce program for its products.

Future unfavorable economic conditions may impact CAPC’s earnings performance and our opportunities to reduce discretionary spending may be limited. Any reductions in discretionary spending may have a greater than anticipated negative impact on future sales or brand equity.

CAPC success depends largely on the continued service and availability of key personnel.

Much of CAPC’s future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees.   We do not have key man insurance.

CAPC’s inadequate or expensive funding and financing alternatives

CAPC’s current short term debt level as of December 31, 2014, was approximately $2,223,622 as compared to $7,457,218 as of December 31, 2013. Our current debt structure consists of private placement note agreements from insiders to fund investment, operations and extraordinary transactions and Sterling National Bank funding.  Future declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events, could negatively impact our ability to reduce outstanding debt as planned, and could hinder our ability to remain in compliance with our current debt covenants.  If we have a shortfall in revenues without a corresponding reduction to its expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing). Such financing would dilute the position of existing  shareholders and put negative pressure on the market  price of the  our  Common  Stock  while  possibly failing to provide  adequate and ongoing working capital for the Company and its operations.

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

All of CAPC’s sales in 2014 were transacted in U.S. dollars, and the weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the company volumes continue to increase the leveraged buying power has enabled the Company to minimize the impact on costs.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which CAPC and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations or financial condition.

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

The Company supplies product to the most recognized big box retailers across America and the highest concentration of its business in 2014 was in the flourishing warehouse club channel.  The Company’s sales are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them.   As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time.   The loss or a substantial decrease in the volume of purchases by any of the Company’s top customers would harm its sales and profitability.

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

While we believe we have obtained the necessary regulatory approvals to manufacture and sell our currently marketed products, new or more restrictive regulations or more restrictive interpretations of existing regulations could have an adverse impact on our businesses.  Additionally, changing  laws,   regulations  and  standards   relating  to  corporate governance and public  disclosure,  including the  Sarbanes-Oxley Act of 2002 or "SOX" and new SEC  regulations  are creating  uncertainty for companies such as ours.  These new or changed  laws,  regulations  and  standards  are  subject to varying interpretations in many cases due to their lack of specificity, and as a result,  their  application  in practice may evolve over time as new guidance is provided by regulatory  and governing  bodies,  which could result in continuing uncertainty  regarding  compliance  matters  and higher  costs  necessitated  by ongoing  revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations and standards and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation and attraction as an investment may be substantially harmed.

Labor Strikes at Ports could delay shipments of our products and adversely affect our sales.

Since we have products shipped from China to our West Coast distribution center, the Los Angeles Port is the preferred port for shipments of our products.  The Los Angeles Port is a major port for the U.S. and the Los Angeles Port has been afflicted by a labor strike that has delayed processing of shipped imports for months.  While the strike was resolved on February 20, 2015, the backlog in processing imports could affect our future sales. As a result of these delays, we have been unable to replenish on hand domestic inventories effectively and therefore could not fulfil some domestic orders.  The impact of these delays combined with the fact that there were no indications that the dispute was ending, created a lot of uncertainty with retailers, as there were no assurances that arriving containers would be offloaded in the West Coast ports and arrive in the stores for the promotional period. As a result many retailers decided to cancel or postponed their promotions entirely. The impact of this dispute has been felt throughout the retail industry. A new  agreement was finalized on February 20, 2015 but there remains a tremendous backlog of vessels  to be off loaded that has been estimated will take another two months before the backlog is cleared up.  With the ending of the dispute, we fully expect retailers to resume their promotional activities.

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

While we have not experienced any material product liability claims, we may face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects.  Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage.   Additionally, we do not maintain product recall insurance.  As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

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

CAPC relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  In particular, our trademarks are of material importance to our business and are among our most important assets. In 2014, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  In addition, CAPC owns a number of patents; patent applications and other technology which CAPC believes are significant to our business.

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

While we have not consummated any acquisitions in 2014, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions.   Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

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

Item 1B.  Unresolved SEC Staff Letters.

None for year ended December 31, 2014.

Item 2.  Properties.

Neither the Company nor its operating subsidiaries own any real properties or facilities.  CAPC and Capstone Industries share principal executive offices and operating facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442.  On February 17, 2014 Capstone International, H.K. Ltd entered into a two year lease agreement for Office space at 303 Hennessy Road, Wanchai, Hong Kong. The lease has a base annual rent of $48,000 (HK$372,000) paid in monthly installments. Rent expense, included in general and administrative expenses, for the years ended December 31, 2014 and 2013 amounted to $120,704 and $55,871, respectively.  The Company has no current plans to expand its US facilities and believes that its current facilities will be adequate for the near future. Capstone Industries entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014 and effective February 1, 2014, has a 3 year lease with a base annual rent of $87,678 paid in equal monthly installments. The Company has the one time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Under the new lease agreement, Capstone is responsible for its apportioned charges for electricity or any other utility consumed in the leased premises.  The Company believes that its current lease arrangements are adequate for its operations.

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

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

As of December 31, 2014, there were approximately 1,250 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 654,010,532 outstanding shares of the Common Stock. We have not previously declared or paid any dividends on our Common Stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future. The following table shows the high and low bid prices of the Common Stock as quoted on the OTC Bulletin Board or OTC Markets Group, Inc. QB Market, by quarter, during each of our last two fiscal years ended December 31, 2014 and 2013. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from information provided from the OTC Bulletin Board or The OTC Markets Group, Inc. QB Market, for the respective periods.

	2014		2013
	high	low	high	low
1st Quarter	.026	.023	.009	.007
2nd Quarter	.052	.048	.008	.005
3rd Quarter	.033	.030	.007	.004
4th Quarter	.024	.020	.019	.005

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

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2014, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report  contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and CAPC’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K. All information presented herein is based on CAPC’s fiscal calendar. Unless otherwise stated, references to particular years or quarters refer to the CAPC’s fiscal years ended in December and the associated quarters of those fiscal years. CAPC assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

Capstone Industries started supplying the lighting departments of recognized big box retailers in early 2006 prior to its acquisition by Capstone Companies Inc.  The Company exploited a niche category referred to as power failure lighting. We entered the business strategically through its introduction of induction charging and stylish designs in what was commonly considered a utility type product category.   We continue to develop and manufacture a range of stylish, innovative and easy to use consumer lighting products including portable book lights, multi-task lights, night lights, wireless motion sensor lights in addition to our most recognized brand of Eco-I-Lites power failure lights.  Our products are primarily sold under our wholly-owned subsidiary, CAPI’s “Capstone’s” brand name, Capstone Lighting as well as under store control brands from time to time.  CAPC seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers with products that make their lives simpler and safer.  Disposable income remains limited for many consumers, and because the Company's products are seen as necessity for safety and security reasons, sales at retail remain consistent. Consumers often give these useful products as gifts as well which is evidenced by the substantial historic holiday sales.

To date the Company maintains and supplies 5 core product categories: (1) Rechargeable Handheld Power Failure lights and night lights.  (2) Battery powered Wireless Motion Sensor Lights. (3) Power Failure lights in several styles including handheld and wall fixtures. (4) portable task lights and  (5) Wireless Remote Control Outlets.

Within these categories, the Company follows a closely defined business strategy to develop and increase market leadership positions in these key product segments. These product categories are prioritized based on their capacity to maximize the use of the organization’s core competencies and to deliver sustainable long-term growth.

Our ongoing strategy is to develop and maintain positions of innovative and technical leadership in our chosen markets, and leverage those positions to grow the amount of volume of product sold to those markets. Historically we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, and were open to new concepts by the buying community improving odds for the Company to win a profitable niche of the market share.   We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.  The Company's investment in AC Kinetics is indicative of the type of investment where some strategic benefit in addition to a financial return can be realized.

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

We do not regularly perform third party or independent marketing studies or consumer surveys relative to our Capstone Lighting branded products, but rely on customer feedback to our salespeople and our review of industry trends in trade journals and news media and at trade shows to formulate marketing and product development plans.

As is true for any consumer product company, our financial and business results could be suddenly and adversely affected by changes in consumer purchasing habits and tastes in any major market.  Further, technological changes can unexpectedly affect such consumer purchasing habits and tastes.  We seek to develop and sell products that serve a basic consumer.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2014	2013	2012
(Dollars in thousands)
Sales	$13,624	$14,594	$8,363
Gross Margin %	20.4%	24.7%	21.4%
SG&A Expenses	$2,891	$2,494	$2,121
SG&A Expenses as a Percentage of Sales	21.2%	17.1%	25.4%
Interest Expense	$328	$389	$274
Effective Tax (Benefit) Rate	0%	0%	0%
Net (Loss) Earnings	$(437)	$727	$(607)

CONSOLIDATED OVERVIEW OF OPERATIONS

Net Revenues for the year ended December 31, 2014 were $13.6 million, compared to $14.6 million in 2013. That is a reduction of $1.0 million or (approximately 6.8%) from 2013.

As has been stated in previous quarterly reports, revenue can fluctuate greatly between quarters, because of the demands by retailers. The overall net revenue reduction between 2014 and 2013 was the result of several factors namely:

- As referenced in the third quarter 2014 financial report on Form 10-Q, part of the increased revenue in the third quarter was the result of retailers advancing approximately $2.0 million of shipments from the fourth quarter into the third quarter, to ensure the stores had inventories for the holiday season.

- All of our goods are received into West Coast ports. With the continuing port slowdown and the protracted contract dispute between the Unions and the West Coast Port authorities, it resulted in containers being substantially delayed and product being available in the stores from 3 to 6 weeks later than required by retailers.

- The impact of these delays combined with the fact that there were no indications that the dispute was ending, created a lot of uncertainty with retailers, as there were no assurances that arriving containers would be offloaded in the West Coast ports and merchandise arrive in the stores for the promotional period. As a result many retailers decided to cancel or postponed their promotions entirely. The impact of this dispute has been felt throughout the retail industry. A new  agreement was finalized on February 20, 2015 but there remains a tremendous backlog of vessels  to be off loaded that has been estimated will take another two months before the backlog is cleared up.  With the ending of the dispute, we fully expect retailers to resume their promotional activities.

- As we already had significant Capstone branded inventories in the Market Place for the holiday season, a strategic decision was made that with the introduction of our new branded program in 2015, that the Company would support the Capstone brand where the program was currently placed, but would limit new offers so as to reduce the exposure to markdown allowances or inventory returns by retailers whom would want to move into the new branded product lines. This also resulted in revenue reductions in the fourth quarter 2014.

During 2014 the Company launched a new product line, the Remote Control Outlet Program and expanded the Wireless Motion Sensor Light program. Both of these programs were well received by retailers and consumers and accounted for most of the revenue growth in these product categories

Cost of Sales, for the year ended December 31, 2014 were $10.8 million, compared to $11.0 million in the prior year.  This represents 79.5% and 75.3% respectively of total Net Revenues. For 2014, as a percent to net sales, cost of sales increased by approximately 4.2% of sales over 2013. This was partly the result of a $225,000 non-recurring manufacturing cost incurred in the third quarter and we also provided $915,000 of additional promotional allowances to retailers to stimulate consumer response. The promotional allowances had the impact of reducing sales and as a result increased the cost of sales to net sales percentage by approximately 5%.

Despite rising labor costs in China our overall material and unit product costs have remained very steady during the year.  Our Hong Kong based sourcing team, with their local presence has achieved this through strategic and volume materials buying and negotiations with our factories

Gross Profit, for the year ended December 31, 2014, was approximately $2.8 million, a reduction of $800,000 or (approximately 22.2%), from the 2013 gross profit of $3.6 million.  Gross profit as a percentage of net sales was 20.4% for the year compared to 24.7% for 2013.

Operating Expenses were $2.891million in 2014 as compared to $2.494 million in 2013, a net increase of $397,000 or (approximately 15.9%).  During 2014 we continued to incur strategic and planned expenses in infrastructure and product development projects that were necessary to support future revenue growth, specifically:

Sales and Marketing expenses for the year ended December 31, 2014 were $316,000. For 2013, expenses were $490,000, however that included $244,000 of once-off expenses related specifically to FIFA World Cup watch program. During 2014 the Company continued its marketing – product promotion strategy specifically for retail product advertising and promotions to further stimulate consumer response and product awareness.

Compensation Expenses were approximately $1.407 million in 2014, an increase of $434,000 or 44.6% from $973,000 expensed in 2013. Of this increase, $300,000 related to building the Hong Kong office employee infrastructure which now includes Executive Management, General Management, Electrical Engineers, Sourcing Merchant, Logistic Management and Quality Control personnel.  We also added additional sales support staff in the U.S. office.

Professional Fees for 2014 were $190,000 compared to $326,000 in 2013, a reduction of $136,000 or 41.8%. As we staffed our Hong Kong office we were able to greatly reduce the cost of outside consultant fees, which was reduced by $146,000 in 2014. We did incur some new professional fees for our Hong Kong operation with the appointment of a Hong Kong accounting firm to maintain our financial records and prepare our annual Hong Kong financial audit and tax returns.

Product Development expenses for 2014 were $374,000 as compared to $226,000,  an increase of $149,000 or 65.8% over 2013. During 2014 we incurred significant expense in product development to support the release of many new items for 2015, from product design, electrical engineering, to product prototyping,  testing and regulatory certifications by outside third party labs. We have also incurred additional testing expense in having certain products certified for global markets.

Other General and Admin expenses for 2014 were $605,000; up $126,000 from $479,000 in 2013.  The expense increase was the result of $73,000 of additional rental expense, mainly associated with the addition of the new Hong Kong office and $47,000 from higher travel expense during the year associated with increased retailer sales presentations and international trips to China.

Interest Expense for the year ending December 31, 2014, was $328,000 a reduction of $61,000 as compared to $389,000 expensed in 2013.    The overall net interest reduction is the result of specific stated goals to reduce the interest burden. During 2014, we repaid $808,000 of old loans and interest that resulted in interest savings of $49,000. Also during the year Sterling National Bank further expanded the availability of our credit line to $7million and changed the timing of when we could submit orders for funding. This allowed us to have more access to Purchase order funding at a lower interest rate. It is our goal to continue to reduce old outstanding loans as cash flow allows, in order to reduce the interest burden as much as possible.

Net Income (Loss) for the year ended December 31, 2014; the Company had an overall net loss of $(437,000). For the year ended December 31, 2013, the Company had a net income of $727,000 .The reasons for the $1.164 net income decrease from 2013, were; the overall revenue reduction in the 2014 compared to 2013.  Included in the $437,000 loss, we incurred $564,000 of required infrastructure expense with the expanding of the Hong Kong operation, $316,000 expense in direct promotional advertising activities and $374,000 in product development in new technology and for future product launches. This represents a total of $1.254 million of expenses incurred to support the Company’s overall strategic plan.

We also provided $915,000 of product promotional allowances to retailers as a reduction to Gross Sales, to aggressively support retail sales movement during the third and fourth quarter holiday period, so that we didn’t have larger inventories on retailers’ shelves after the  winter holiday period.

If we had not incurred the $1.254 million of strategic expenses then our net income would have been very similar to last year’s results.  However without those expenditures we would not be in a position structurally to pursue the new revenue opportunities that we now have in place.

The effective tax (benefit) rate was 0% in both 2014 and 2013.

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

Sales
	2014	2013	2012
	(In thousands, except percentages)
Sales	$13,625	$14,59	$8,363
Gross Profit	$2,782	$3,610	$1,788
Operating Margin	20.4%	24.7%	21.4%

Assets
	2014	2013	2012
	(In thousands, except percentages)
Total Assets	$4,335	$11,278	$6,113

It is our intention to continue investing in capabilities and technologies as needed that allows us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the retail interest in our current product offerings, expansion of distribution channels through the domestic purchase program, the launching of the LED Home category products under the new brand, the establishment of Capstone International Hong Kong. Ltd, and the introduction of new products and the product development program implemented with AC Kinetics Technologies, the Company anticipates its sales volumes to significantly grow in fiscal years 2015-2016.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2014:

	Payments Due by Period
(In thousands)	Total	2015	2016	2017	After 2017
Purchase Obligations	$645	$645	$0	$0	$0
Short-Term Debt	2,223	2,223	0	0	0
Long-Term Debt	0	0	0	0	0
Operating Leases	242	137	97	8	0
Interest on Long-Term Debt	126	126	0	0	0
Other Long-Term Liabilities	0	0	0	0	0
Total Contractual Obligations	$3,236	$3,131	$97	$8	$0

Notes to Contractual Obligations Table
•	Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.
•	Note Payable and Long-Term Debt — See Item 8, Financial Statements and Supplementary Data, Notes 3 and 4 in this report.
•	Operating Leases — Operating lease obligations are related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

	2014	2013	2012
(In thousands)
Net cash provided (used) by:
Operating Activities	$5,137	$(2,944)	$(1,397)
Investing Activities	(90)	(513)	(110)
Financing Activities	(5,170)	3,482	1,754

Our borrowing capacity with Sterling, funding support from directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was $5.137 million in 2014 compared with approximately $(2.944) million used by operating activities in 2013.   This was mainly achieved by the $5.794 million collection of Accounts Receivables in 2014 which resulted from large shipments in the fourth quarter 2013. As of December 31, 2014, Accounts Receivable was $978,000 as compared to $6.927 million in 2013.

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the timing and launch of new products into the marketplace. By expanding our Hong Kong operations we are building an operational structure that can develop and release quality products to market substantially quicker than we have been able to accomplish in previous years.

Investing Activities

Cash used for investing activities in 2014 was $(89,000) compared to $(513,000) in 2013.  The Company has continued to invest in new product molds and tooling.   With the product expansion into many new LED home lighting categories, the Company’s future capital requirements will increase greatly. Management believes that our cash flow from operations supplemented with additional borrowing sources as deemed necessary and with the added support of our directors will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  Net Cash provided by (used-in) in financing activities for the year as of December 31, 2014 was $(5.170) million and $3.482 million in 2013. During 2014 we used $801,000 to pay off old debt and interest. At December 31, 2014, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  To fund the development, expansion, marketing and inventory of the new branded product line, the Company will require additional working capital during this development and launch phase. The Company’s will review alternate sources to supplement funding for working capital and debt service. However CEO and Director Stewart Wallach and Director Dr. Jeffrey Postal will provide required funding to supplement any funding shortfalls during this launch phase.

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

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

Item 7A.  Quantitative and Qualitative Disclosures about market Risk. (Not Applicable)

Item 8.  Financial Statements and Supplementary Data.

The financial statements and financial statement schedules of CAPC as well as supplementary data are listed in Item 13 below and included after the signature page to this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, financial statements disclosure or auditing scope or procedure.

Item 9A.  Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures. Since December 2007 through 2009, our Chief Financial Officer, assisted by the Chief Operating Officer, had been responsible for establishing and maintaining adequate internal disclosure control over financial reporting.  Since 2010 our Chief Financial Officer, assisted by the Corporate Controller, is responsible for establishing and maintaining adequate internal disclosure control over financial reporting  (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.   Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald (“Gerry’) McClinton is our Chief Financial Officer and Chief Operating Officer.

Our Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f)) as of the year end of this Report.

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

This annual report does not include an attestation report of CAPC’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by CAPC’s registered public accounting firm pursuant to rules of the Commission that permit CAPC to provide only management’s report in this Report.

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

Company directors have typically been elected in the past by written consent of stockholders holding more than 50% of the then current voting power.  The Company uses the written consent because a small number of shareholders have sufficient voting power to decide the election of directors and approval or denial of any other corporate resolution and the cost of conducting an annual stockholders' meeting is significant for a small reporting company.  The Company conducts regular stockholder-investor conference calls to allow stockholders to interact with Company senior management and to ask questions of that management.

Further, stockholders may make inquiries in writing by sending their inquiries to Aimee Gaudet, Secretary, Capstone Companies, Inc., 350 Jim Moran Boulevard, Suite 120, Deerfield Beach, Florida 33442.  The information required in Part III of this Report is set forth in the information statement filed for the written consent approval of nominee slates of directors and the requirements for stockholders to submit proposed resolutions and director nominees is set forth in this Report.

POLICY REGARDING BOARD ATTENDANCE

Company directors are expected to attend all annual and special board meetings per Company policy.  An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors.  In fiscal year 2014, all directors attended at least 75% of all board meetings

ROLE OF THE BOARD OF DIRECTORS IN CORPORATE GOVERNANCE

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

The Company has adopted a Code of Ethics, which is posted on http://capstonecompaniesinc.com.  The contents of the Company Website are not incorporated herein by reference and that Website provided in this Information Statement is intended to be an inactive textual reference only

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a) (58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's independent public auditors, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2014 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an independent director under applicable standards.

REPORT OF THE AUDIT COMMITTEE

The material in this section is not deemed filed with the Commission and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date of this Report and irrespective of any general incorporation language in those filings.

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

In this context, the Audit Committee hereby reports as follows:

(1)           Company’s management has represented to the Audit Committee that the 2014 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for year 2014 with Company’s management and the independent registered public accounting firm.

(2)           The Audit Committee has received written disclosures and a letter from the independent registered public accounting firm, Mayer Hoffman McCann P.C. required by the PCAOB and has discussed with Mayer Hoffman McCann P.C. their independence.

(3)           Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10K  for the year ended December 31, 2014, as filed with the Commission on March 26, 2015.

The foregoing report is provided by the undersigned members of the Audit Committee.

/s/Jeffrey Guzy
Jeffrey Guzy, Chairman
March 23, 2015

REPORT OF THE COMPENSATION AND NOMINATING COMMITTEE (“Compensation Committee”) OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The  following  report of the  compensation  and nominating committee  of the Board of Directors  shall not be deemed  "soliciting  material" or to be "filed" with the Commission,  nor shall such  information be  incorporated  by reference into any future filing under the Securities  Act or Exchange Act, except to the  extent  that the  company  specifically incorporates it by reference into such filing.

OBJECTIVES

The Compensation Committee is primarily responsible for reviewing the compensation  arrangements for the Company's executive  officers,  including the Chief Executive  Officer and Chairman of the Board,  and  for  administering  the  Company's  stock-based compensation plans. The Compensation Committee was established in January 2005. The Compensation Committee held one meeting in fiscal year 2014.  Larry Sloven, Jeffrey Guzy and Jeff Postal are committee members for 2014.  The Company believes that Mr. Guzy is an independent director under applicable NASDAQ standards.  Mr. Sloven is not deemed to meet those standards because he is now a Director the Capstone International H.K. Ltd
On February 5, 2008, the Board of Directors changed the Compensation Committee to be the “Compensation and Nominating Committee” with the same membership as stated above.  The charter of the new committee is on the Company’s Web Site. The Company is looking for independent directors to fill the Compensation Committee and, until such candidates are found, Mr. Sloven was asked to sit as a member of the Compensation and Nominating Committee.

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

The Compensation and Nominating Committee did not use outside consultants in fiscal year 2014.  It used compensation arrangements by other microcap companies to judge the appropriateness of the Company compensation arrangements.

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

By: ____/s/ Jeffrey Guzy____________________________
Jeffrey Guzy, Chairman of Compensation Committee
March 23, 2015

CODE OF ETHICS

The Company has a code of ethics that applies to all of the Company's employees, including its principal  executive  officer,  principal  financial officer and principal  accounting officer, and its Board. A copy of this code is available on http://www.capstonecompaniesinc.com.  The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K Report.

DIRECTOR MEETINGS IN FISCAL YEAR 2014

The Board of Directors had three official meetings in year 2014.  During 2014, all of the directors attended 75% or more of all meetings of the Board, which were held during the period of time that such person served on the Board or such committee.

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

Board Structure.  The Company believes that the CEO should also serve as Chairman of the Board of Directors in order to have the person most knowledgeable about the Company heading the Board of Directors. The Chief Financial Officer is allowed and encouraged to address the Board of Directors on any risk issues facing the Company.

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

Independent Directors.  The Board of the Company is currently comprised of five directors, one of whom is an independent director under the listing standards of quotation systems like The NASDAQ Stock Market.  The Company has sought unsuccessfully to recruit qualified independent directors.  Although we have D&O insurance, we believe that our chronic losses and chronically low public stock market price discourages qualified candidates from serving as independent directors.  This is a problem commonly faced by micro-cap, “penny stock” companies like our company.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success or survival.

The Company faces a number of risks, including, without limit:  (1) persistent net losses in consecutive fiscal quarters and years, which losses require outside funding or financing through the sale of our securities or insider loans to the Company (all of which usually dilute our existing shareholders and discourage public investors in investing in our Common Stock); (2) chronically low public stock market price, which hinders our ability to fund and grow our business; (3) reliance on regional and national distributors and retailers to sell  our products in a highly competitive market filled with competitors who possess significantly greater resources and market share than our company; (4) customary operational risks; (5) lack of a strong brand name for our products; (6) reliance on key personnel and the lack of key man insurance that pays for replacements; (7) lack of primary markets and lack of institutional support for our publicly traded Common Stock; (8) low market price of our Common Stock hindering our ability to consummate or attract merger and acquisition candidates; (9) lack of assets (other than accounts receivable) to attain commercially reasonable financing for operations; and (10) the risks faced by any product company in today’s challenging environment.

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

The Compensation Committee will also consider any other factors it deems relevant.  With respect to nominating an existing director for re-election to the Board of Directors, the Compensation Committee will consider and review an existing director’s Board and committee attendance and performance; length of Board service; experience, skills and contributions that the existing director brings to the Board; and independence.

Director Nomination Process. The process that the Compensation Committee follows when it identifies and evaluates individuals to be nominated for election to the Board of Directors is as follows:

For purposes of identifying nominees for the Board of Directors, the Compensation Committee relies on personal contacts of the committee members and other members of the Board of Directors, and will consider director candidates recommended by stockholders in accordance with the policy and procedures set forth above.  The Compensation Committee has not used an independent search firm to identify nominees.

In evaluating potential nominees, the Compensation Committee determines whether the candidate is eligible and qualified for service on the Board of Directors by evaluating the candidate under the selection criteria, which are discussed in more detail below.  If such individual fulfills these criteria, the Compensation Committee will conduct a check of the individual’s background and interview the candidate to further assess the qualities of the prospective nominee and the contributions he or she would make to the Board of Directors.

Consideration of Recommendation by Stockholders.  It is the policy of the Compensation Committee of the Board of Directors of the Company to consider director candidates recommended by stockholders who appear to be qualified to serve on the Company’s Board of Directors.  The Compensation Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Compensation Committee does not perceive a need to increase the size of the Board of Directors.  To avoid the unnecessary use of the Compensation Committee’s resources, the Compensation Committee will consider only those director candidates recommended in accordance with the procedures set forth below.

Shareholder Proposal Procedures. To submit a recommendation of a director candidate to the Compensation Committee, a stockholder should submit the following information in writing, addressed to the Chairperson of the Compensation Committee, care of the Corporate Secretary, at the main office of the Company:

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 63, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 59, is the Interim Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 36, was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC.

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

Based solely upon a review of the copies of such forms furnished to the Company or other written representations, the Company believes that all of Section 16(a) filing requirements were met during fiscal year 2014 by the Company’s directors and officers.

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

Competitive Market

We have one independent director and also professional advisors who check the compensation level of other microcap companies in consumer goods from time to time to ensure that our compensation levels are reasonable.   In 2014, we did benchmark compensation. Previously, compensation was last benchmarked in 2008. The independent director and outside legal counsel reviewed compensation of executives at several peer companies holding equivalent positions or having similar responsibilities as our senior officers. The peer companies utilized in the 2014 analysis were engaged in some segment of consumer goods and were microcap companies, some having less or greater resources and operating income than our company.

Role of the Compensation Committee

The Compensation Committee operates independently of management and currently consists of the sole independent director, Jeffrey Guzy, who is independent under applicable SEC standards and is an “Outside Director” for purposes of Section 162(m) of the Internal Revenue Code of 1986 (the “Code”). The Compensation Committee receives recommendations from our Chief Executive Officer regarding the compensation of the senior officers (other than the Chief Executive Officer).

The Compensation Committee is responsible for establishing and implementing our executive compensation plans as well as continually monitoring adherence to and effectiveness of those plans, including:

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

For 2014, the principal components of compensation for each officer were:

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

EXECUTIVE COMPENSATION

Set forth below is the approved compensation of each officer for each year of their agreements in following years - 2014, 2013, 2012, 2011, 2010 and 2009.  Each of the officers served as a director of the Company in fiscal year 2014 but they were not compensated for such service.

Name & Principal Position	Year	Salary $	Bonus (6) $	Stock Awards $	Non-Equity Incentives (7) $	All Other $	TOTAL $
Stewart Wallach	2014	$301,521	-0-	-0-	-0-	-0-	$301,521
Chief Executive	2013	$287,163	-0-	-0-	-0-	-0-	$287,163
Officer (1,2,4,5)	2012	$273,488	-0-	-0-	-0-	-0-	$273,488
	2011	$260,465	-0-	-0-	-0-	-0-	$260,465
	2010	$248,060	-0-	-0-	-0-	-0-	$248,060
	2009	$236,250	-0-	-0-	-0-	-0-	$236,250

Gerry McClinton	2014	$201,014	-0-	-0-	-0-	-0-	$201,014
Operating Officer	2013	$191,442	-0	-0	-0	-0	$191,442
& CFO (1,3,6,7)	2012	$182,325	-0-	-0-	-0-	-0-	$182,325
	2010	$173,643	-0-	-0-	-0-	-0-	$173,643
	2010	$165,375	-0-	-0-	-0-	-0-	$165,375
	2009	$157,500	-0-	-0-	-0-	-0-	$157,500
Footnotes:
(1)	Each Employment Agreement provides for an annual minimum salary increase of 5%.
(2)	Although approved for a salary of $301,521, Stewart Wallach earned $287,163 in 2014.
(3)	Although approved for a salary of $201,014, Gerry McClinton earned $191,442 in 2014.
(4)	Although approved for a salary of $260,465, Stewart Wallach took a voluntary salary reduction and earned $180,000 in 2011.
(5)	Although approved for a salary of $248,060, Stewart Wallach took a voluntary salary reduction and earned $186,923 in 2010.
(6)	Although approved for a salary of $173,643, Gerry McClinton took a voluntary salary reduction and earned $146,250 in 2011.
(7)	Although approved for a salary of $165,375, Gerry McClinton took a voluntary salary reduction and earned $124,615. In 2010.
(8)	The Company has no non-equity incentive plans.
(9)
The Company has no established bonus plan.  Any bonus payments are made ad hoc upon recommendation of Compensation Committee and approval by Board of Directors.  Bonuses are only paid on a performance basis.

EMPLOYMENT AGREEMENTS

On March 1, 2013, the Company amended the terms of the employment agreements for Stewart Wallach and Gerry McClinton, extending the agreement term to February 5, 2016.  These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

(1)           Stewart Wallach, Chief Executive Officer and President. The 2008 employment agreement provides for an annual salary of $225,000 with a minimum annual increase in base salary of 5%.  Mr. Wallach may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights. In 2014, Mr. Wallach was entitled to a base salary of $301,521, however he earned $287,163. In 2013, Mr. Wallach was entitled and earned a base salary of $287,163

Mr. Wallach was entitled to and earned $273,489 in base salary for fiscal year 2012.  Mr. Wallach was entitled to a base salary of $260,463 for fiscal year 2011; however, his actual base salary in fiscal year 2011 was $180,000 because of a voluntary salary reduction for 2011.  Mr. Wallach was entitled to a base salary of $248,062 for fiscal year 2010; however, his actual base salary in fiscal year 2010 was $186,923 because of a voluntary salary reduction for 2010.

(2)           Gerry McClinton, Chief Operating Officer and Chief Financial Officer. The 2008 employment agreement provides for an annual salary of $150,000 with a minimum annual increase in base salary of 5%.  Mr. McClinton may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights. . In 2014, Mr. McClinton was entitled to a base salary of $201,014 but earned $191,442. In 2013, Mr. McClinton was entitled to and earned a base salary of $191,442. In 2012, Mr. McClinton was entitled to and earned $182,326. Mr. McClinton was entitled to a base salary of $173,643 in fiscal year 2011; however, his actual base salary in fiscal year 2011 was $146,250 because of a voluntary salary reduction for 2011.  Mr. McClinton was entitled to a base salary of $165,375 in fiscal year 2010; however, his actual base salary in fiscal year 2010 was $124,615 because of a voluntary salary reduction for 2010.

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

On March 1st, 2013 ,the employment agreements  which have a three-year term,  have been amended for the second time, to extend the term for an additional 3 years (from February 5, 2013  until February 5, 2016).  These employment agreements can be extended by mutual consent of the parties for up to three (3) additional years.  Previously, on February 1, 2011, the employment agreements for Stewart Wallach and Gerry McClinton were extended to February 5, 2013, unanimously approved by the Board of Directors on February 1, 2011. The employment agreements have an anti-competition provision for 18 months after the end of employment.

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which are filed as exhibits to the Form 10K by the Company for fiscal year ended December 31, 2014 (as filed by the Company with the Commission on March 26, 2015).

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY

Name	No. of Shares Underlying	% of Total Options Granted Employees in 2014	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in 2014
Stewart Wallach	24,498,039	-0-	4/27/2017	-0-	-0-
Gerry McClinton	26,630,000	-0-	4/27/2017	-0-	-0-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL($)
Stewart Wallach	2014	-0-	-0-	-0-	-0-	-0-
Chief Executive	2013	-0-	-0-	-0-	-0-	-0-
Officer	2012	-0-	-0-	-0-	-0-	-0-

Gerry McClinton	2014	-0-	-0-	-0-	-0-	-0-
Chief Operating	2013	-0-	-0-	-0-	-0-	-0-
Officer & Chief	2012	-0-	-0-	-0-	-0-	-0-
Financial Officer
Footnotes:
(1) There were no 401(k) match by the Company and no medical supplemental payments by the Company in any of the years specified.

Outstanding Equity Awards for Year Ended 2014 Table

OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	24,498,039.029		4/27/2017
Gerry McClinton	32,250,000.029		4/27/2017
Footnotes:
(1) The Company does not have any stock awards for the years specified.

2014 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-0-	-0-
Gerry McClinton	-0-	-0-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$316,597	-0-	$12,000	$25,000	$353,597
Gerry McClinton	$211,065	-0-	$12,000	$25,000	$248,065

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 23, 2015, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock".  The table below sets forth, as of  March 23, 2015, (“Record Date”),  certain  information  with  respect to the Common Stock  beneficially owned by (i) each Director,  nominee and executive  officer of the Company;  (i) each person who owns  beneficially  more than 5% of the common stock;  and (iii) all Directors,  nominees and executive officers as a group. The table below also shows ownership as of the Record Date of shares of Series B Convertible Redeemable Preferred Stock, $0.10 par value, or the "Preferred Stock," which shares have no voting rights and shows ownership as of the Record Date. The table also shows ownership as of the Record Date of shares of Series C Convertible Redeemable Preferred Stock, $1.00 par value, or the Preferred Stock which shares have no voting rights.  There were 654,010,532shares of Common Stock outstanding on the Record Date and 1,000 shares of Preferred C Stock were outstanding as of March 23, 2015.

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
as of December 31, 2014

					ALL OPTION WARRANT SHARES
NAME, ADDRESS & TITLE	STOCK OWNERSHIP	PERCENTAGE OF STOCK OWNERSHIP	STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	% OF STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	VESTED	EXPIRED	NOT VESTED

Stewart Wallach, CEO, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (2)	147,618,822	22.6%	172,116,861	23.6%	24,498,039	0	0

Gerry McClinton, CFO, COO & Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (3)	504,949	0.1%	32,754,949	4.5%	32,250,000	0	0

Jeff Postal, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (5)	128,381,748	19.6%	133,381,748	18.3%	5,000,000	4,000,000	0

Aimee Gaudet, Secretary, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (11)	0	0.0%	150,000	0.0%	150,000	0	0

Jeff Guzy, Director,Director, 3130 19th St North, Arlington, VA 22201 (7)	832,000	0.1%	6,832,000	0.9%	6,000,000	0	0

Larry Sloven, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442 (8)	792,000	0.1%	3,792,000	0.5%	3,000,000	0	0

TOTAL ALL OFFICERS & DIRECTORS AS A GROUP	278,129,519	42.5%	349,027,558	47.9%	70,898,039	4,000,000	0

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

The following table sets forth beneficial ownership of Series C Convertible Preferred Stock of members of Company management as of March 3, 2015.

Name	Number of Shares of Preferred	% of Shares	Number of Outstanding Shares of Common Stock issuable Upon Conversion of Series C Stock	% of Shares of Common Stock Owned upon Conversion of Series C Stock
Involve, LLC	1,000	100%	67,979,425	8.4%
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

From time to time, the Company borrows working capital on a short term basis, usually with maturity dates of less than a year, from Company directors and officers.  The Company believes that these working capital loans are commercially reasonable, especially in light of the inability of the Company to obtain such short term financing from traditional funding sources.  A summary of the current working capital loans from Company officers and directors is set forth below The loans from Company directors or officers are usually convertible into shares of Company stock or are converted into shares of Company stock in order to preserve the cash reserves or cash flow from operations of the Company for payment of expenses that are necessary to maintain the Company operations.  Such conversions are usually approved by the disinterested directors of the Company’s board of directors.

Name of Lending Officer or Director	Amount of Principal of Loan	Interest Rate	Maturity Date	Principal Balance as of March 3, 2015
Stewart Wallach	$250,000	8%	04/01/2015	$250,000
Jeffrey Postal	$250,000	8%	04/01/2015	$250,000
Stewart Wallach	$209,473	8%	04/01/2015	$209,473
JWTR Holdings LLC	$209,473	8%	04/01/2015	$209,473
Stewart Wallach	$75,000	8%	04/01/2015	$75,000
Jeffrey Postal	$100,000	8%	04/01/2015	$100,000
Postal Capital Funding	$498,000	8%	04/01/2015	$498,000
Total	$1,591,946			$1,591,946

Item 14.  Principal Accountant Fees & Services

Robison Hill & Company withdrew as our auditors in December 2014 due to a reduction in its manpower.  The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees	$61,760	$60,310
Tax Fees	$3,000	$2,850
Total	$64,760	$63,160

The following is a summary of the fees billed to us by Mayer Hoffman McCann P.C. for professional services rendered for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees	$49,000	$0
Tax Fees	$3,000	$0
Total	$52,000	$0

Audit Fees.  Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Commission and related comfort letters and other services that are normally provided by the Accounting Audit firm in connection with statutory and regulatory filings or Engagements.

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

The Audit Committee pre-approved 100% of the Company's 2014 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the Securities and Exchange Commission’s final pre-approval rules.

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

(b) Reports on Form 8-K filed.

The following reports were filed during the 2014 year: Form 8-K, January 7, 2014 (Resignation of Laurie Holtz); Form 8-K, March 28, 2014 (Conducting a Webcast/Teleconference - Financial results of fiscal quarter ending December 31, 2013); Form 8-K, April 3, 2014 (Webcast/Teleconference - Financial results of fiscal quarter ending December 31, 2013); Form 8-K, June 5, 2014 (Manufacturing); Form 8-K, July 24, 2014 (Conducting a Webcast/Teleconference - Strategic Initiatives/Preliminary 2nd Quarter); Form 8-K, August 6, 2014 (Webcast/Teleconference - Strategic Initiatives/Preliminary 2nd Quarter); Form 8-K,  August 13, 2014 (Press Release for 2nd Quarter Financial Results); Form 8-K,  October 31, 2014 (Conducting a Webcast/Teleconference - Financial results of third quarter);Form 8-K, November 5, 2014 (Information Statement);Form 8-K, November 26, 2014 (Webcast/Teleconference - Financial results of third quarter) Form 8-K, December 9, 2014 (Auditors).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 26th day of March 2015.

CAPSTONE COMPANIES, INC.

Dated:   March 26, 2015

By

/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 26, 2015

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 26, 2015

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 26, 2015

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 26, 2015

/s/ Larry Sloven
Larry Sloven
Director
March 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the then year ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Companies, Inc. and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida
March 26, 2015

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Capstone Companies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and Subsidiaries as of December 31, 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Companies, Inc. and Subsidiaries as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 27, 2014

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31 ,	December 31,
	2014	2013
Assets:
Current Assets:
Cash	$313,856	$436,592
Accounts receivable - net	977,597	6,927,238
Advances	14,456	-
Inventory	128,984	298,099
Prepaid expense	358,046	1,082,784
Total Current Assets	1,792,939	8,744,713

Fixed Assets:
Computer equipment & software	12,272	66,448
Machinery and equipment	299,693	667,096
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(223,589)	(661,210)
Total Fixed Assets	94,041	77,999

Other Non-current Assets:
Product development costs - net	-	19,664
Deposit	12,193	-
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,448,213	2,455,684
Total Assets	$4,335,193	$11,278,396

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$644,629	$1,931,527
Note payable - Sterling Factors	286,945	4,237,144
Notes and loans payable to related parties - current maturities	1,936,679	3,220,074
Total Current Liabilities	2,868,253	9,388,745

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, 654,010,532 & 657,760,532 shares issued at December 31, 2014 & December 31, 2013	65,401	65,777
Additional paid-in capital	7,187,058	7,172,059
Accumulated deficit	(5,786,519)	(5,349,185)
Total Stockholders' Equity	1,466,940	1,889,651
Total Liabilities and Stockholders’ Equity	$4,335,193	$11,278,396

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Revenues	$13,624,518	$14,593,826
Cost of Sales	(10,842,813)	(10,983,364)
Gross Profit	2,781,705	3,610,462

Operating Expenses:
Sales and marketing	315,566	489,791
Compensation	1,406,709	972,922
Professional fees	189,734	326,077
Product Development	374,245	225,754
Other general and administrative	604,823	479,298
Total Operating Expenses	2,891,077	2,493,842

Net Operating Income (Loss)	(109,372)	1,116,620

Other Income (Expense):
Interest expense	(327,962)	(389,486)
Total Other Income (Expense)	(327,962)	(389,486)

Income (Loss) Before Tax Provision	(437,334)	727,134

Provision for Income Tax	-	-

Net Income (Loss)	$(437,334)	$727,134

Net Income (Loss) per Common Share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	654,524,231	657,503,683
Diluted	654,524,231	813,450,260

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Retained
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit

Balance at December 31, 2012	-	$-	-	$-	1,000	$1,000	655,885,532	$65,589	$7,137,933	$(6,076,319)

Stock options for compensation	-	-	-	-	-	-	-	-	20,250	-
Stock compensation	-	-	-	-	-	-	1,875,000	188	13,875	-
Net Income	-	-	-	-	-	-	-	-	-	727,134
Balance at December 31, 2013	-	-	-	-	1,000	1,000	657,760,532	65,777	7,172,058	(5,349,185)

Stock options for compensation	-	-	-	-	-	-	-	-	43,500	-
Stock Cancellation							(3,750,000)	(376)	(28,500)
Net Income	-	-	-	-	-	-	-	-	-	(437,334)
Balance at December 31, 2014	-	$-	-	$-	1,000	$1,000	654,010,532	$65,401	$7,187,058	$(5,786,519)

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing operations:
Net Income (Loss)	$(437,334)	$727,134
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock issued for expenses	-	14,064
Stock cancellation	(28,877)	-
Depreciation and amortization	81,220	95,756
Compensation expense from stock options	43,500	20,250
Accrued sales allowance	155,346	-
(Increase) decrease in accounts receivable	5,794,295	(4,253,683)
(Increase) decrease in inventory	169,115	286,271
(Increase) decrease in prepaid expenses	724,738	(731,781)
(Increase) decrease in other assets	(14,456)	(23,972)
Increase (decrease) in accounts payable and accrued expenses	(1,286,898)	817,361
Increase (decrease) in accrued interest on notes payable	(63,395)	104,643
Net cash provided by (used in) operating activities	5,137,254	(2,943,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment	-	(500,000)
Deposits	(12,193)	-
Purchase of property and equipment	(77,598)	(12,695)
Net cash provided by (used in) investing activities	(89,791)	(512,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	14,700,000	12,737,405
Repayments of notes payable	(18,650,199)	(9,745,420)
Proceeds from notes and loans payable to related parties	950,000	4,538,000
Repayments of notes and loans payable to related parties	(2,170,000)	(4,048,000)
Net cash provided by (used in) financing activities	(5,170,199)	3,481,985

Net (Decrease) Increase in Cash and Cash Equivalents	(122,736)	25,333
Cash and Cash Equivalents at Beginning of Year	436,592	411,259
Cash and Cash Equivalents at End of Year	$313,856	$436,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$391,313	$284,842
Franchise and income taxes	$8,516	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
None

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC” or the “Company”), a Florida corporation (formerly, “CHDT Corporation”) and its wholly-owned subsidiaries (“Subsidiaries”) is presented to assist in understanding the Company's financial statements.  The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

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

On April 13, 2012 , the Company established a wholly owned subsidiary in Hong Kong, named “ Capstone International Hong Kong Ltd” (CIHK) which is engaged in selling the Companies products Internationally and provides other services such as, new product development, product sourcing, quality control, ocean freight logistics, product testing and factory certifications for the Companies other subsidiaries.

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

As of both December 31, 2014 and 2013, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of both   December 31, 2014 and 2013, 100% of the accounts receivable serve as collateral for the Company’s notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $128,984 and $298,099 at December 31, 2014 and December 31, 2013, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairments losses were recognized by the Company during 2014 or 2013.

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

Depreciation expense was $ 61,556 and $ 64,168 for the years ended December 31, 2014 and 2013, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate impairment.  The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2014, whereas the fair value of the intangible asset exceeds its carrying amount.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At December 31, 2014, the total number of potentially dilutive common stock equivalents was 155,058,813.

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2014 and 2013 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C., Capstone Industries, Inc. and Capstone International HK, LTD.  All significant intra-entity transactions and balances have been eliminated in consolidation.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at December 31, 2014 and 2013 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  In addition, accrued liabilities contained in the accompanying balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances.  These estimates could change significantly in the near term.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $156,389 and $67,591 for the years ended December 31, 2014 and 2013, respectively.  As of both December 31, 2014 and 2013, the Company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheets.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $63,242 and $110,626 for the years ended December 31, 2014 and 2013, respectively.

Accrued Liabilities

Accrued liabilities contained in the accompanying balance sheet include accruals for estimated amounts of credits to be issued in future years based on potentially defective products, other product returns and various allowances.  These estimates could change significantly in the near term.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification, (“ASC”) 740“Income Taxes." ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its subsidiaries intend to file consolidated income tax returns.

Stock-Based Compensation

The Company accounts for stock based compensation under the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of and for years ended December 31, 2014 and 2013, there were no material amounts subject to forfeiture.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On April 27, 2007, the Company granted 130,500,000 stock options to two officers of the Company.  The options vested at twenty percent per year beginning April 23, 2007. On May 1, 2008, 850,000 of the above stock options were canceled and on May 23, 2008, 74,666,667 of the above stock options were cancelled leaving 54,983,333 options outstanding.  As of December 31, 2011, these options were fully vested and compensation expense fully recognized.  These 54,983,333 options are set to expire April 27, 2017.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company.  The options vested over two years.  During 2008 and 2009, 1,500,000 of the above options were canceled prior to vesting. As of December 31, 2009, these options were fully vested and compensation expense fully recognized. These 4,000,000 options are set to expire May 1, 2018.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vested over two years. As of December 31, 2009, these options were fully vested and compensation expense fully recognized.  Of these 700,000 options, 350,000 are set to expire October 22, 2018, and 350,000 are set to expire October 22, 2019.

On January 10, 2008, the Company granted 1,000,000 stock options to an advisor of the Company.  The options vested over one year.  As of December 31, 2008, these options were fully vested and compensation expense fully recognized.  These 1,000,000 options are set to expire January 10, 2018.

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vested over two years. As of December 31, 2009, these options were fully vested and compensation expense fully recognized.  During 2010, 3,500,000 of the above options expired leaving 150,000 options outstanding. These 150,000 options are set to expire February 5, 2018.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vested over two years.   As of December 31, 2010, these options were fully vested and compensation expense fully recognized.  These 850,000 options are set to expire May 1, 2019.

On April 23, 2010, the Company granted 4,800,000 stock options to four directors of the Company and the Company Secretary. The options vested in one year. As of December 31, 2011, these options were fully vested and compensation expense fully recognized.    Of these 4,800,000 options, 4,500,000 are set to expire April 23, 2015 and 300,000 are set to expire June 15, 2020.

On July 1, 2011, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vested in one year. As of December 31, 2012, these options were fully vested and compensation expense fully recognized.    Of these 4,650,000 options, 4,500,000 are set to expire July 1, 2016, and 150,000 are set to expire July 1, 2021.

On August 6, 2012, the Company granted 4,650,000 stock options to four directors of the Company and the Company Secretary. The options vested in one year. Prior to vesting, the Company Secretary left the Company and 150,000 stock options were canceled leaving 4,500,000 options outstanding. For the year ended December 31, 2013, the Company recognized an expense of $20,250.  As of December 31, 2013, these options were fully vested and compensation expense fully recognized.  These 4,500,000 options are set to expire August 6, 2017.

On January 1, 2014, the Company granted 3,150,000 stock options to two directors of the Company and the Company Secretary.  The options vested in 8 months. For the year ended December 31, 2014, the Company recognized compensation expense of $43,500.  As of December 31, 2014 these options were fully vested and compensation expense fully recognized.  Of these 3,150,000 options, 3,000,000 are set to expire July 1, 2019 and 150,000 are set to expire July 1, 2024.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation Expense

Stock-based compensation for the years ended December 31, 2014 and 2013 was $ 43,500 and $20,250 respectively.

Recent Accounting Standards

In July 2013, the FASB issued Accounting Standard Update  (“ASU”) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"),  an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, prospectively, with retrospective application permitted.  The Company’s adoption of ASU 2013-11 did not have a material impact on its consolidated financial statements.

In May 2014, the FASB has made available ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2014, the FASB has issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The issue is the result of a consensus of the FASB Emerging Issues Task Force. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this ASU either:

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of both December 31, 2014 and 2013, the Company had no funds in excess of FDIC limits.

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

Major Customers

The Company had two customers who comprised at least ten percent (10%) of gross revenue during the years ended December 31, 2014 and 2013.  The loss of these customers would adversely impact the business of the Company.  The percentage of gross revenue and the accounts receivable from each of these customers is as follows:

	Gross Revenue %		Accounts Receivable

	2014	2013	2014	2013
Customer A	68%	62%	$1,088,610	$6,418,071
Customer B	24%	22%	-	70,974
	92%	84%	$1,088,610	$6,489,045

Major Vendors

The Company had one vendor from which it purchased at least ten percent (10%) of merchandise during the years ended December 31, 2014 and 2013. The loss of this supplier would adversely impact the business of the Company.  The percentage of purchases, and the related accounts payable from this vendor is as follows:

	Purchases %		Accounts Payable

	2014	2013	2014	2013
Vendor A	99%	93%	$462,269	$1,320,945

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing Accounts Receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding, (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is ¼% above Sterling National Bank’s Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Howard Ullman (or his assigns), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2013, the balance due to Sterling was $4,237,144.  As of December 31, 2014, the loan balance due to Sterling was $286,945

On July 21, 2011, Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullmans notes including the notes subordinated to Sterling National Bank.

On July 15, 2011, Stewart Wallach individually and accepted by Sterling National Bank, agreed to replace Howard Ullman as the sole personal guarantor to Sterling National Bank for all of Capstone’s loans previously guaranteed by Howard Ullman.

Effective July 12, 2011, Capstone’s credit line with Sterling National Bank was increased from $2,000,000 up to $4,000,000 to provide additional funding for increased revenue growth.

During the period from July 2013 through February 2014, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 up to $6,000,000 to provide additional funding to cover the increased sales volume during the holiday season.

During the period from July 2014 through February 2015, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 up to $7,000,000 to provide additional funding to cover the increased sales volume during the holiday season. As of December 31, 2014, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal is payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  On July 12, 2011, Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Howard Ullman's notes including the subordinated notes net of any offsets, monies due by Howard Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011, this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach Director and JWTR Holdings LLC. The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before April 1, 2015. As of December 31, 2014 and 2013 the total combined balance due on these two notes was $533,544 and $500,028, respectively, which includes accrued interest of $114,598 and $81,082, respectively.

On July 11, 2008, the Company received a loan from a director in the amount of $250,000.  As amended, the note was due on or before April 1, 2014 and carried an interest rate of 8% per annum.  As part of this note payable, the Company also issued a warrant to the loan holder to purchase 4,000,000 shares of common stock at a price of $.025 per share.  At the date of issuance, the stock price was $.021 per share.  The Company accounted for the debt and warrants using APB 14, whereby the proceeds of $250,000 were allocated between the debt and warrants.  This resulted in the warrants being valued at $56,375, which was recorded as additional paid-in capital, and a discount on the note of $56,375 being recognized.  The discount was amortized over the term of the note (6 months) to interest expense.  At December 31, 2008, the discount had been fully amortized resulting in interest expense of $56,375 being recognized.  The warrants expired July 10, 2013.  At December 31, 2013, the total amount payable on this note was $330,000 including interest of $80,000.  This note along with accrued interest was paid in full on April 23, 2014.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On March 11, 2010, the Company received a loan from a director in the amount of $100,000. As amended, the note is due on or before April 1, 2015 and carries an interest rate of 8% per annum.  At December 31, 2013, the total amount payable on this note was $130,466 including interest of $30,466.  At December 31, 2014, the total amount payable on this note was $138,466 including interest of $38,466.

On May 11, 2010, the Company received a loan from a director in the amount of $75,000. As amended, the note is due on or before April 1, 2015 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid Principal.  At December 31, 2013, the total amount payable on this note was $96,847 including interest of $21,847.  At December 31, 2014, the total amount payable on this note was $102,847 including interest of $27,847.

On June 11, 2010, the Company received a loan from a director in the amount of $150,000. As amended, the note was due on or before April 1, 2014 and carries an interest rate of 8% per annum.  The loan granted to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At December 31, 2013, the total amount payable on this note was $192,674 including interest of $42,674.  This note and interest was paid in full on April 1, 2014.

During the quarter ended June 30, 2008, the Company executed three notes payable for a combined total of $200,000 to an officer of the Company.  As amended, the notes were due on or before April 1, 2014 and carried an interest rate of 8% per annum. These loans granted to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At December 31, 2013, the total amount due on these notes was $264,000 including interest of $64,000. These notes and interest were paid in full on April 23, 2014.

On January 15, 2013, the Company received a loan in the amount of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. with a due date on or before January 2, 2015.The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until April 1, 2015. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At December 31, 2013 the total amount payable on this note was $269,178 including interest of $19.178 .At December 31, 2014, the total amount payable on this note was $289,178 including interest of $39,178.

On January 15, 2013, the Company received a loan in the amount of $250,000 from a director of Capstone Companies, Inc. with a due date on or before January 2, 2015. The loan carries an interest rate of 8% per annum.  This loan was amended and the due date has been extended until April 1, 2015. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At December 31, 2013, the total amount payable on this note was $269,178 including interest of $19,178.  At December 31, 2014, the total amount payable on this note was $ 289,178 including interest of $39,178.

Purchase Order Assignment- Funding Agreements

On June 14, 2014, Capstone Industries, Inc. received a $125,000 loan from George Wolf, a consultant. This loan was due on or before December 31, 2014 and carried an interest rate of 1.0% simple interest per month.  The loan was paid in full as of December 31, 2014.

On December 11, 2013, Capstone Industries, Inc. received $620,000 against a note from Jeffrey Postal a director of the Company. The note were due on or before July 2, 2014, and carried an interest rate of 1.0% simple interest per month. As of December 31, 2013, the total amount due under this note was $624,077 including accrued interest of $4,077.  This note was paid in full during the first quarter of 2014.

On June 9, 2014, Capstone Industries, Inc. received $825,000 against two notes from Jeffrey Postal.  The notes are due on or before December 31, 2014, and carried an interest rate of 1.0% simple interest per month.  As of December 31, 2014, these notes were paid in full.

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC, (“PCF”) a private capital funding company owned by Jeffrey Postal and James McClinton, the Company’s Chief Financial Officer.  Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

8%.  As amended, this loan is due on or before April 1, 2015.  As of December 31, 2013, the loan balance under this agreement was $543,626 including interest of $45,626.  As of December 31, 2014, the loan balance under this agreement was $583,466 including interest of $85,466.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of December 31, 2014, was $1,936,679 including accrued interest of $344,733.  The notes and loan payable to related parties mature during 2015.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone Industries entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014, and effective February 1, 2014, has a 3 year term with a base annual rent of $87,678 paid in equal monthly installments. The Company has the one time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Under the new lease agreement, Capstone is responsible for portion of common area maintenance charges and any other utility consumed in the leased premises.

Capstone International Hong Kong Ltd. Entered in a two year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement is for the period from February 17, 2014, to February 16, 2016.  This lease has a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments.

Rent expense amounted to $120,704 and $55,871 for the years ended December 31, 2014 and 2013, respectively.

The lease obligations under these agreements for the next five years are as follows:

Year Ended December, 31,	US	HK	Total
2015	$89,150	48,000	$137,150
2016	90,710	6,000	96,710
2017	7,559	-	7,559
Total lease obligation	$187,419	$54,000	$240,419

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.    During 2014 and 2013, Mr. Wallach was paid $287,164 and $285,586 under the Employment Agreement. An amount of $40,233 has been accrued and is included in the 2014 and 2013 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011.The initial term of the contract began February 5, 2008, and ended on February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013.  The Company’s Compensation Committee has further extended the agreement with the same terms for an additional three years through February 5, 2016.

On February 5, 2008, the Company entered into an Employment Agreement with Gerry McClinton. Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year. During 2014 and 2013, Mr. McClinton was paid $191,442 and $190,398, respectively under the Employment Agreement.  An amount of $572 has been accrued and is included in the 2014 and 2013 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The term of the initial contract began February 5, 2008, and ended February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company’s Compensation Committee has further extended the agreement with the same terms for an additional three years through February 5, 2016.

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

Common Stock
During 2014 the Company entered into a settlement agreement with a consultant under which 3,750,000 shares of previously issued common stock were surrendered and canceled in consideration for a payment to the consultant in the amount of $50,000.

Warrants

The Company had outstanding stock warrants that were issued in prior years to its officers and directors for a total of 5,975,000 shares of the Company's common stock.  1,975,000 of these warrants had an exercise price of $.05 and expired on November 11, 2011.  The remaining 4,000,000 warrants had an exercise price of $.03 and expired on July 20, 2014.

The Company issued a stock warrant to each of two former officers of the Company in December 2003 for a total of 35,000 shares of the Company's common stock.  Each of the stock warrants entitled each former officer to purchase 10,000 and 25,000 shares, respectively, of the Company's common stock at an exercise price of $0.05. These warrants expired July 20, 2014.

During September and October 2007, the Company issued 31,823,529 shares of common stock for cash at $.017 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 9,547,055 warrants were issued.  The warrants are ten year warrants and have an exercise price of $.025 per share.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available 10,000,000 shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.  On May 20, 2005, the Company granted non-qualified stock options under the company’s 2005 Equity Plan for a maximum of 250,000 shares of the Company’s common stock for $0.02 per share. The options expire May 25, 2015, and may be exercised any time after May 25, 2005.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company under the 2005 Plan.  The options vest over two years.  During 2008, 1,000,000 of these options were cancelled prior to vesting.
As of December 31, 2010, these options were fully vested and compensation expense fully recognized.

On April 27, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 102,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year vested on the anniversary date through April 23, 2011.  On May 23, 2008, 74,666,667 of these options were cancelled.   On July 31, 2009, 5,000,000 of the fully vested options were amended and transferred to Gerry McClinton.  Also on April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to Gerry McClinton as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year vested on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled.

On October 22, 2007, the Company granted 700,000 stock options to a business associate of the Company.  The options vested over two years.

On January 10, 2008, the Company granted 1,000,000 stock options to an advisor of the Company.  The options vested over one year.

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vested over two years.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vested over two years.

On June 8, 2009, the Company granted 4,500,000 stock options to four directors of the Company.  The options vested over one year.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

On April 23, 2010, the Company granted 4,500,000 stock options to four directors of the Company and 300,000 stock options to the Company Secretary.  The options vested over one year.

On July 1, 2011, the Company granted 4,500,000 stock options to four directors of the Company and 150,000 stock options to the Company Secretary.  The options vested over one year.

On August 6, 2012, the Company granted 4,500,000 stock options to four directors of the Company and 150,000 stock options to the Company Secretary.  The options vested over one year.  The Company Secretary has subsequently left the Company and the 150,000 granted options that have been canceled.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – .65 – 1.59%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the year ended December 31, 2013, $20,250 of compensation expense related to these stock options was recognized.

On January 1, 2014, the Company granted 3,000,000 stock options to two directors of the Company and 150,000 stock options to the Company Secretary.  The options vested on August 5, 2014.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – 1.72 – 3.0%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the year ended December, 31 2014, the Company recognized compensation expense of $43,500 related to these stock options.  No further compensation expense will be recognized for these options.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2014 and December 31, 2013 and activity for the years then ended:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2013	74,383,333	$0.029	4.28	$-
Granted	-	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	0.029	-	-

Outstanding, December 31 , 2013	74,383,333	$0.029	3.28	$-
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding, December 31, 2014	77,533,333	$0.029	2.36	$-

Vested/exercisable at December 31, 2013	74,383,333	$0.029	3.28	$-
Vested/exercisable at December 31, 2014	77,533,333	$0.029	2.36	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.02	250,000.42		$.020	250,000
$.029	54,983,333	2.33	$.029	54,983,333
$.029	2,500,000	3.33	$.029	2,500,000
$.029	700,000	4.33	$.029	700,000
$.029	1,000,000	2.83	$.029	1,000,000
$.029	150,000	3.08	$.029	150,000
$.029	850,000	4.42	$.029	850,000
$.029	4,500,000.33		$.029	4,500,000
$.029	300,000	5.33	$.029	300,000
$.029	4,500,000	1.50	$.029	4,500,000
$.029	150,000	6.50	$.029	150,000
$.029	4,500,000	2.58	$.029	4,500,000
$.029	3,000,000	4.00	$.029	3,000,000
$.029	150,000	9.00	$.029	150,000

NOTE 7 - INCOME TAXES

As of December 31, 2014, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $3,962,000 that may be offset against future taxable income through 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

	2014	2013
Net Operating Losses	$1,347,000	$1,292,000
Valuation Allowance	(1,347,000)	(1,292,000)
	$-	$-

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2014	2013
Provision (Benefit) at US Statutory Rate	$(149,000)	$247,000
State Income Tax	-	-
Depreciation and Amortization	(33,000)	(41,000)
Accrued Sales Allowance	67,000	-
Non-Deductible Stock Based Compensation	15,000	7,000
Other Differences	45,000	59,000
Increase (Decrease) in Valuation Allowance	55,000	(272,000)
Income Tax Provision (Benefit)	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the Florida Department of Revenue for the years ending December 31, 2011 through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2014 and 2013.

NOTE 8 – OTHER ASSETS

Other assets at December 31, 2014 and December 31, 2013 consists of the following:

	2014	2013	Life in Years

Packaging Artwork and Design	$43,587	299,404	2
Less: Accumulated Amortization	(43,587)	(279,740)
	$-	19,664

Amortization expense for the years ended December 31, 2014 and 2013 was $19,664 and $31,588, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

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

The aggregate carrying amount of cost method investments at December 31, 2014 and 2013 consisted of the following:

	2014	2013
AC Kinetics Series A Convertible Preferred Stock	$500,000	$500,000

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, during the years ended December 31, 2014 and 2013, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.