Form 10-Q
period 2015-03-31
CAPSTONE COMPANIES, INC.
filed 2015-05-15
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2015, there were 654,010,532 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2015	2014
Assets:
Current Assets:
Cash	$147,868	$313,856
Accounts receivable - net	417,588	977,597
Advances	-	14,456
Due from Sterling Factors	355,053	-
Inventory	186,455	128,984
Prepaid expense	370,125	358,046
Total Current Assets	1,477,089	1,792,939

Fixed Assets:
Computer equipment & software	14,557	12,272
Machinery and equipment	299,693	299,693
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(236,277)	(223,589)
Total Fixed Assets	83,638	94,041

Other Non-current Assets:
Deposit	12,193	12,193
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,448,213	2,448,213
Total Assets	$4,008,940	$4,335,193

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$731,968	$644,629
Note payable - Sterling Factors	-	286,945
Notes and loans payable to related parties - current maturities	2,171,371	1,936,679
Total Current Liabilities	2,903,339	2,868,253

Commitments and Contingent Liablities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued 1,000 shares	1,000	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, issued 654,010,532 shares	65,401	65,401
Additional paid-in capital	7,216,491	7,187,058
Accumulated deficit	(6,177,291)	(5,786,519)
Total Stockholders' Equity	1,105,601	1,466,940
Total Liabilities and Stockholders’ Equity	$4,008,940	$4,335,193

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$713,517	$3,962,369
Cost of sales	(406,167)	(2,781,829)
Gross Profit	307,350	1,180,540

Operating Expenses:
Sales and marketing	36,672	174,672
Compensation	361,108	295,327
Professional fees	96,173	73,781
Product development	45,658	132,330
Other general and administrative	121,355	142,540
Total Operating Expenses	660,966	818,650

Net Operating Income (Loss)	(353,616)	361,890

Other Income (Expense):
Interest expense	(37,156)	(101,125)
Total Other Income (Expense)	(37,156)	(101,125)

Income (Loss) Before Tax Provision	(390,772)	260,765

Provision for Income Tax	-	-

Net Income (Loss)	$(390,772)	$260,765

Net Income (Loss) per Common Share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	654,010,532	656,093,865
Diluted	654,010,532	815,190,442

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(390,772)	$260,765
Adjustments necessary to reconcile net loss to net cash used in operating activities:
Stock cancellation	-	(28,875)
Depreciation and amortization	12,687	19,254
Compensation expense from stock options	29,433	17,672
Accrued sales allowance	(181,978)	257,632
(Increase) decrease in accounts receivable	747,014	2,720,364
(Increase) decrease in inventory	(57,470)	(3,728)
(Increase) decrease in prepaid expenses	(12,083)	731,136
(Increase) decrease in other assets	14,456	(33,831)
Increase (decrease) in accounts payable and accrued expenses	82,314	(839,367)
Increase (decrease) in accrued interest on notes payable	34,692	43,239
Net cash provided by (used in) operating activities	278,293	3,144,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,284)	(10,406)
Net cash provided by (used in) investing activities	(2,284)	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	607,276	4,012,828
Repayments of notes payable	(1,249,273)	(6,507,313)
Proceeds from notes and loans payable to related parties	200,000	-
Repayments of notes and loans payable to related parties	-	(624,077)
Net cash provided by (used in) financing activities	(441,997)	(3,118,562)

Net (Decrease) Increase in Cash and Cash Equivalents	(165,988)	15,293
Cash and Cash Equivalents at Beginning of Year	313,856	436,592
Cash and Cash Equivalents at End of Year	$147,868	$451,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,464	$57,885

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC” or the “Company”), a Florida corporation (formerly, “CHDT Corporation”) and its wholly-owned subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements

The unaudited financial statements for the three month period ended March 31, 2015 and 2014 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business.  Certain prior amounts have been reclassified in order to conform to the fiscal 2015 presentation.

Organization and Basis of Presentation

CAPC was initially incorporated September 18, 1986, under the laws of the State of Delaware under the name Yorkshire Leveraged Group, Incorporated, and then changed its domicile to Colorado in 1989 by merging into a Colorado corporation, named Freedom Funding, Inc. Freedom Funding, Inc. then changed its name to CBQ, Inc. by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from CBQ, Inc. to China Direct Trading Corporation as part of a reincorporation from the State of Colorado to the State of Florida.  On May 7, 2007, the Company amended its charter to change its name from “China Direct Trading Corporation” to CHDT Corporation.  This name change was effective as of July 16, 2007, for purposes of the change of its name on the OTC Bulletin Board.   With the name change, the trading symbol was changed to CHDO On June 6, 2012, the Company amended its charter to change its name from CHDT Corporation to CAPSTONE COMPANIES, INC.  This name change was effective as of July 6, 2012, for purposes of the change of its name on the OTC Bulletin Board.   With the name change, the trading symbol was changed to CAPC.

In February 2004, the Company established a new subsidiary, initially named China Pathfinder Fund, L.L.C., a Florida limited liability company. During 2005, the name was changed to Overseas Building Supply, LLC (“OBS”) to reflect its shift in business lines from business development consulting services in China for North American companies to trading Chinese-made building supplies in South Florida.  This business line was ended in fiscal year 2007 and the OBS name was changed to Black Box Innovations, L.L.C. (“BBI”) on March 20, 2008. On January 31, 2012, the BBI name was changed to Capstone Lighting Technologies, L.L.C (“CLT”).

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

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“Capstone”).  Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling low technology consumer products to distributors and retailers in the United States.  Under the Stock Purchase Agreement the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock, and recorded goodwill of $1,936,020.

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named  Capstone International Hong Kong Ltd (“CIHK”) which is engaged in selling the Company’s products internationally and provides other services such as new product development, product sourcing, quality control, ocean freight logistics, product testing and factory certifications for the Company’s other subsidiaries.

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors in North America.  Capstone currently operates in six primary business segments: Induction Charged Power Failure Lights; LED Wall Plate Night Lights and Power Failure Lights; Motion Sensor Lights; Portable Book and Task Lights; Door Security Monitors; and Wireless Remote Control Outlets.  The Company’s products are typically manufactured in China by third-party manufacturing companies.

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

As of March 31, 2015, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of March 31, 2015, 100% of the accounts receivable serve as collateral for the Company’s notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $186,455 and $128,984 at March 31, 2015 and December 31, 2014, respectively.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recognized by the Company during 2014 or during the period ended March 31, 2015.

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

Depreciation expense was $ 12,687 and $ 14,338 for the periods ended March 31, 2015 and 2014, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At March 31, 2015 and December 31, 2014, the total number of potentially dilutive common stock equivalents was 158,208,813 and 155,058,813, respectively.

Principles of Consolidation

The consolidated financial statements for the periods ended March 31, 2015 and 2014 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C., Capstone Industries, Inc. and Capstone International HK, LTD.  All significant intra-entity transactions and balances have been eliminated in consolidation.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at March 31, 2015 and 2014 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Revenue Recognition

Product sales are recognized when an agreement of sale exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured.

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  In addition, accrued liabilities contained in the accompanying balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances.  These estimates could change significantly in the near term. During the period ending March 31, 2015, the Company has determined that $181,978 of previously accrued promotional allowances were no longer required. The reduction of promotional allowances is included in revenue for the period ended March 31, 2015.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $3,596   and $91,204 for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, the Company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheets.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $14,288 and $18,981 for the periods ended March 31, 2015 and 2014, respectively.

Accrued Liabilities

Accrued liabilities contained in the accompanying balance sheet include accruals for estimated amounts of credits to be issued in future years based on potentially defective products, other product returns and various allowances.  These estimates could change significantly in the near term.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 740 Income Taxes. ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its subsidiaries intend to file consolidated income tax returns.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation- Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

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

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of and for periods ended March 31, 2015 and 2014, there were no material amounts subject to forfeiture.

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

On January 2, 2015, the Company granted 3,150,000 stock options to two directors of the Company and the Company Secretary.  The options will vest in 8 months. For the period ended March 31, 2015, the Company recognized compensation expense of $29,433. The Company will expense an additional $43,017 during the year 2015, related to these options.  Of these 3,150,000 options, 3,000,000 are set to expire August 5, 2020 and 150,000 are set to expire August 5, 2025.

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

Stock-Based Compensation Expense

Stock-based compensation for the three months ended March 31, 2015 and 2014 was $ 29,433 and $17,672 respectively.

Recent Accounting Standards

In May 2014, the FASB made available ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and Intangible Assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force.. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this ASU either:

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

In February 2015, the FASB issued ASU 2015-02, Consolidations (Topic 225-20): Amendments to the Consolidation Analysis, which affects current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 225-20): Simplifying the Presentation of Debt Issue Costs, that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to its consolidated financial statements.

Pervasiveness of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of March 31, 2015 and 2014, the Company had no funds in excess of FDIC limits.

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

Major Vendors

The Company had one vendor from which it purchased at least ten percent (10%) of merchandise during the years ended December 31, 2014 and 2013. The loss of this supplier would adversely impact the business of the Company

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank’s Base Rate which at time of closing was 5%.  The amounts borrowed under this agreement are secured by a right to set-off on or against any of the following (collectively as “Collateral”): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank’s possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

Capstone Companies, Inc., and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone’s obligations under the Financing Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Mr. Ullman. These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Mr. Ullman (or his assignees), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of December 31, 2014, the balance due to Sterling was $286,943.  As of March 31, 2015, there was no balance due to Sterling and cash due from Sterling was $355,053.

On July 21, 2011, Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Mr. Ullman’s notes including the notes subordinated to Sterling National Bank.

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

During the period from July 2013 through February 2014, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 to $6,000,000 to provide additional funding to cover the increased sales volume during the holiday season.

During the period from July 2014 through March 2015, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 to $7,000,000 to provide additional funding to cover the increased sales volume during the holiday season. As of March 31, 2015, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal was payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  On July 12, 2011, Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Mr. Ullman’s notes including the subordinated notes net of any offsets, monies due from Mr. Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011, this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach, Director, and JWTR Holdings LLC. The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before July 1, 2015. As of March 31, 2015 the total combined balance due on these two notes was $541,808, which includes accrued interest of $122,862.

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

On March 11, 2010, the Company received a loan from a Director in the amount of $100,000. As amended, the note is due on or before July 1, 2015 and carries an interest rate of 8% per annum.  At March 31, 2015, the total amount payable on this note was $140,438 including interest of $40,438.

On May 11, 2010, the Company received a loan from a Director in the amount of $75,000. As amended, the note is due on or before July 1, 2015 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal. At March 31, 2015, the total amount payable on this note was $104,327 including interest of $29,327.

On January 15, 2013, the Company received a loan in the amount of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until July 1, 2015. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At March 31, 2015, the total amount payable on this note was $294,110 including interest of $44,110.

On January 15, 2013, the Company received a loan in the amount of $250,000 from a Director of Capstone Companies, Inc. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until July 1, 2015.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal. At March 31, 2015, the total amount payable on this note was $294,110 including interest of $44,110.

Purchase Order Assignment- Funding Agreements

On June 14, 2014, Capstone Industries, Inc. received a $125,000 loan from George Wolf, a consultant. This loan was due on or before December 31, 2014 and carried an interest rate of 1.0% simple interest per month.  The loan was paid in full as of December 31, 2014.

On December 11, 2013, Capstone Industries, Inc. received $620,000 against a note from Jeffrey Postal. The note was due on or before July 2, 2014, and carried an interest rate of 1.0% simple interest per month. As of December 31, 2013, the total amount due under this note was $624,077 including accrued interest of $4,077.  This note was paid in full during the quarter ended March 31, 2014.

On June 9, 2014, Capstone Industries, Inc. received $825,000 against two notes from Jeffrey Postal.  The notes are due on or before December 31, 2014, and carried an interest rate of 1.0% simple interest per month.  As of December 31, 2014, these notes were paid in full.

On February 9, 2015, Capstone Industries, Inc. received $200,000 against a note from Jeffrey Postal. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of March 31, 2015, the total amount due under this note was $203,288 including accrued interest of $3,288.

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC (“PCF”), a private capital funding company owned by Jeffrey Postal and James McClinton, the Company’s Chief Financial Officer.  Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of 8%.  As amended, this loan is due on or before July 1, 2015. As of March 31, 2015, the loan balance under this agreement was $593,290 including interest of $95,290.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of March 31, 2015, was $2,171,371 including accrued interest of $379,425. The notes and loan payable to related parties mature during 2015.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone Industries entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014, and effective February 1, 2014, has a 3 year term with a base annual rent of $87,678 paid in equal monthly installments. The Company has the one time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Under the new lease agreement, Capstone is responsible for a portion of common area maintenance charges  and any other utility consumed in the leased premises.

Capstone International Hong Kong Ltd. entered into a two year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement is for the period from February 17, 2014, to February 16, 2016.  This lease has a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments.

Rent expense amounted to $35,021 and $24,874 for the periods ended March 31, 2015 and 2014, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

The lease obligations under these agreements for the next five years are as follows:

Year Ended December, 31,	US	HK	Total
2015	$89,150	48,000	$137,150
2016	90,710	6,000	96,710
2017	7,559	-	7,559
Total lease obligation	$187,419	$54,000	$240,419

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  During 2014 and 2013, Mr. Wallach was paid $287,164 and $285,586 under the Employment Agreement. An amount of $40,233 has been accrued and is included in the 2014 and 2013 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The initial term of the contract began February 5, 2008, and ended on February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013.  The Company’s Compensation Committee has further extended the agreement with the same terms for an additional three years through February 5, 2016.

On February 5, 2008, the Company entered into an Employment Agreement with James McClinton. Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year. During 2014 and 2013, Mr. McClinton was paid $191,442 and $190,398, respectively under the Employment Agreement.  An amount of $572 has been accrued and is included in the 2014 and 2013 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The term of the initial contract began February 5, 2008, and ended February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company’s Compensation Committee has further extended the agreement with the same terms for an additional three years through February 5, 2016.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company under the 2005 Plan.  The options vested over two years.  During 2008, 1,000,000 of these options were cancelled prior to vesting. As of December 31, 2010, these options were fully vested and compensation expense fully recognized.

On April 27, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 102,400,000 “restricted” shares of the Company’s common stock to Stewart Wallach, as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year vested on the anniversary date through April 23, 2011.  On May 23, 2008, 74,666,667 of these options were cancelled.   On July 31, 2009, 5,000,000 of the fully vested options were amended and transferred to James McClinton.  Also on April 23, 2007, the Company granted a ten-year non-qualified, non-statutory stock option for 28,100,000 “restricted” shares of the Company’s common stock to James McClinton as incentive compensation.  The exercise price of the options is $.029 per share, which was the fair market value of the stock on the date of grant.  Twenty percent of the options vested on the date of issuance, and twenty percent per year vested on the anniversary date through April 23, 2011.  On May 1, 2008, 850,000 of these options were cancelled.

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

On August 6, 2012, the Company granted 4,500,000 stock options to four Directors of the Company and 150,000 stock options to the Company Secretary.  The options vested over one year.  The Company Secretary has subsequently left the Company and the 150,000 granted options have been canceled.

On January 1, 2014, the Company granted 3,000,000 stock options to two directors of the Company and 150,000 stock options to the Company Secretary.  The options vested on August 5, 2014.

On January 2, 2015, the Company granted 3,000,000 stock options to two directors of the Company and 150,000 stock options to the Company Secretary.  The options will vest on August 5, 2015.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – .65 – 3.0%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

For the period ended March, 31 2015, the Company recognized compensation expense of $29,433 related to these stock options. A further compensation expense of $43,017 will be recognized for these options in 2015.

Options (continued)

The following table sets forth the Company’s stock options outstanding as of March 31, 2015 and December 31, 2014 and activity for the years then ended:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, December 31, 2013	74,383,333	$ 0.029	3.28	$ -
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-

Outstanding, December 31 , 2014	77,533,333	$ 0.029	2.36	$ -
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding, March 31, 2015	80,683,333	$ 0.029	2.31	$ -

Vested/exercisable at December, 31, 2014	77,533,333	$ 0.029	2.36	$ -
Vested/exercisable at March 31, 2015	77,533,333	$ 0.029	2.31	$ -

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.020	250,000.17		$.020	250,000
$.029	54,983,333	2.08	$.029	54,983,333
$.029	2,500,000	3.08	$.029	2,500,000
$.029	700,000	4.08	$.029	700,000
$.029	1,000,000	2.58	$.029	1,000,000
$.029	150,000	2.83	$.029	150,000
$.029	850,000	4.17	$.029	850,000
$.029	4,500,000.08		$.029	4,500,000
$.029	300,000	5.08	$.029	300,000
$.029	4,500,000	1.25	$.029	4,500,000
$.029	150,000	6.25	$.029	150,000
$.029	4,500,000	2.33	$.029	4,500,000
$.029	3,000,000	3.75	$.029	3,000,000
$.029	150,000	8.75	$.029	150,000
$.029	3,000,000	4.75	$.029	3,000,000
$.029	150,000	9.75	$.029	150,000

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

As of March 31, 2015, the Company had significant net operating loss carry forwards remaining that will begin to expire in 2022. The Company has determined that a full valuation allowance against its net deferred taxes is necessary as of March 31, 2015.

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain other jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years 2011.

 If the Company were too subsequently record and unrecognized tax benefit associated penalties and tax related interest expense would be reported as a component of income tax expense.

The provision for income taxes for the three month period ended March 31, 2015 was calculated based on estimated annual effective rate for the full 2015 calendar year, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 8 – COST METHOD INVESTMENTS

On January 15, 2013, the Company entered into an agreement with AC Kinetics, Inc. to purchase 100 shares of AC Kinetics Series A Preferred Stock for $500,000. These shares carry a liquidation preference in the amount of $500,000, are convertible at the Company’s demand into 3% of the outstanding shares of AC Kinetics common stock and have anti-dilution protection.

In addition, the Company and AC Kinetics have agreed to cooperate in the development and commercialization of consumer and industrial products to be solely owned by the Company.  AC Kinetics will be the Company’s advanced product developer. AC Kinetics will notify the appropriate technology departments at the Massachusetts Institute of Technology (“MIT”) of the Company’s ability and desire to commercialize consumer and industrial products developed in the MIT incubator departments.

The Company and AC Kinetics also entered into a royalty agreement whereby, the Company will receive a 7% royalty on any licensing revenues received by AC Kinetics for products sold by them.  This royalty agreement will terminate upon receipt by the Company of royalties of $500,000.

The aggregate carrying amount of cost method investments at March 31, 2015 and December 31, 2014 consisted of the following:

	2015	2014
AC Kinetics Series A Convertible Preferred Stock	$500,000	$500,000

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, at March 31, 2015 and December 31, 2014, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.

Forward Looking Statements

Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Private Securities Litigation Reform Act of 1995, as amended, as well as historical information.

The expectations reflected in these forward-looking statements may prove to be incorrect or could change with changing circumstances. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors – many of those factors being beyond our control or ability to predict or control. Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable at the time made, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.  Actual results may differ significantly from anticipated business and financial results.

The “Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" and a micro-cap Company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.

The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active primary market maker and institutional investor support in the public market and this lack of suppor~~t~~ means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of April 27, 2015, the Common Stock was trading at $.0201 on the Bid Investment in our Common Stock.  Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this Report and other SEC filings of the Company.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Forward Looking Statements” above for certain information concerning those forward looking statements.

General – Capstone Companies, Inc., a Florida corporation, (“CAPC,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets Group, Inc. and, since July 6, 2012, under the trading symbol “CAPC.”  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the year ended December 31, 2014.

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

Factors Affecting our Financial Performance

•	Our operating results are or may be primarily affected by the following factors:
•	Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
•	Our ability to develop and effectively update and market our products;
•	Our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory;
•	Our ability to identify and pursue channels through which we will be able to market our products;
•	Our ability to attract new customers to our websites who are interested in purchasing ourproducts;
•	Our ability to manage our costs and maintain low overhead as well as access affordable funding on a timely basis; and
•
Our sales are dependent on our ability to attract retail customers on cost-effective terms. Studies like The Neilson Company’s August 2014 “E-Commerce:  Evolution or Revolution in the Fast Moving Consumer Goods World,” document that e-commerce is increasingly important in consumer goods industry. With the growing importance of e-commerce and Web-based or online marketing through online mediums like Facebook, MySpace, Yahoo!(R) Groups and amateur websites such asYouTube.com, as well as “viral” marketing, online blogs and consumer use of Internet search engines, we recognize a need to enhance our such non-traditional marketing avenues, but we may be unable to successfully develop such non-traditional marketing strategies and efforts or may lack the available funds to do so as long as traditional marketing and sales through retailers and their stores remain our central marketing and sales strategy. Reliance on traditional brick-and-mortar retailers is itself a risk factor.

Introduction

The following discussion and analysis provides an introduction to our company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2015 compared with the same period in 2014 and (ii) financial liquidity and capital resources.

We are a public holding company organized under the laws of the State of Florida and we design and manufacture through our operating subsidiary, a line of specialty power failure lighting solutions and other innovative specialty consumer products for the North American and Latin American retail markets. We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, and are primarily marketed and sold by our wholly-owned subsidiary, Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006, by the Company (“Capstone”). Our other wholly owned subsidiaries are: (a) Capstone International Hong Kong Ltd, a Hong Long limited liability company organized in 2012 (“CIHK”) and (b) Capstone Lighting Technologies, LLC, a Florida limited liability Company organized in 2004 (“CLTL”). CLTL has no significant business operations at this time. CIHK was established as part of our strategic plan to expand our product development, engineering and factory resource capabilities in Hong Kong. Our product line consists of stylish, innovative and easy to use consumer lighting products, including power failure multi-function handheld lights, power failure decorative accent lighting, power failure multi-function nightlight wall-plates, wireless motion sensor lights, remote control outlets, and under final development, hardwired led motion security lighting, outdoor coach led lighting and outdoor utility lighting, all designed to make today’s lifestyles simpler and safer.  Our products are sold under the trade and brand name of our wholly-owned subsidiary, Capstone Industries, Inc., as well as being private labeled for our retail customers as programs require. We seek to deliver strong, consistent business results and superior shareholder returns by providing consumers with unique products that make their lives simpler and safer.

Strategy

Our objective is to increase profitability, cash flow and revenues while enhancing our position as a leading manufacturer, marketer and distributor through the ongoing development of innovative and technologically advanced ideas and concepts for the LED Home Lighting consumer product categories. We plan to leverage our product successes by expanding our offerings into all categories of the LED Home Lighting segments. We have established the Capstone Lighting brand in the power failure and wireless motion sensor light segments.  To successfully enter into the expanded new Home LED segments, we determined a highly recognized national brand would be advantageous. With this strategy in place, in early 2014 the Company initiated a search for a brand name and marketing campaign that would resonate with consumers. The brand had to have a rich heritage, trusted by American homeowners for high performance, quality and innovative products. With the brand name and marketing campaign finalized, the Company will commence efforts to expand its product lines in preparation for a LED Home brand introduction at the International Hardware Show in May 2015.

Our investment in AC Kinetic Technologies, an Armonk, New York technology development company, in 2013 has allowed us to develop certain innovative concepts that the Company has conceived that are complex and that will hopefully yield intellectual property which will further differentiate the Company’s products from other off-the-shelf products commonly marketed at retail. The Company plans to exploit the trade secret technologies developed by AC Kinetic Technologies within its own products both labeled under Capstone and under the new announced brand. The first of these products will be introduced at the International Hardware Show.

We have extensive experience in introducing new products to retail market channels and believe that provides us a competitive edge. In our early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of entry. In 2015, the Company plans its largest launch of new products that is expected to expand the Company’s distribution beyond its current product placements. The new products will not only introduce additional functionality to existing categories of products that are meaningful to consumers but  is also intended to revitalize categories that have grown stale due to perceived minimal investment and creativity by competitors. The Company’s desired product(s) characteristics are as follows:

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

Due to the extensive, modern manufacturing, design and engineering capabilities in China, and the lower labor costs, we believe that it is more economical and efficient to continue to manufacture certain products in China and have them shipped to the U.S. rather than to have such products produced in North America. While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the U.S. However, as design technologies can influence the degree of manual labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China to be challenged. In these cases, the Company will evaluate production opportunities in the U.S.

The Company has begun to utilize U.S. based industrial design support to augment the CIHK’s Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or “IP” which will find its way into specific products planned for third and fourth fiscal quarters of 2015.

In 2013, as a result of the increased number of product lines and factory partners, the Company expanded CIHK’s operations in Hong Kong, with additional personnel experienced in engineering and design, product development, international logistics and quality control. These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and quality control standards. All products are tested before and during production by Company personnel. This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure timely shipments. In anticipation of the Company’s expected growth, we have continued our investment to ensure overseas factory performance meets stringent tolerances which are designed to maintain our competitiveness and operational excellence.

We believe that we can expand our international sales primarily by leveraging our relationships with global retailers and by strengthening our international network. With our Hong Kong office in place, they will assist us in placing more products into foreign channels. Our initial expansion goal is to establish product sales and presence in China, Taiwan, Japan, South Korea and Australia. Based on the results of these efforts, we may seek to establish product sales and presence in the United Kingdom and Europe.

Products and Customers

The Company believes that it has earned the recognition associated with being innovative as evidenced by the Company being invited to more retail buying reviews than in previous years when we were more focused on proving our ability to perform in the big box retail environment while supplying a short line of products. We are now determined to expand our product positioning through the introduction of many more indoor and new outdoor lighting programs both under the Capstone brand and our new licensed brand. We will also be adding hardwired solid state products to our programs in addition to the existing battery and induction powered product lines.

Since inception of our strategy, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Costco, Home Depot, Lowes, Office Depot, Sam’s Club, Target, The Container Store, True Value, Wal-Mart and Canadian Tire. These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order. Our goal is to establish a regular purchasing program with such retailers in order to avoid seasonal fluctuations in product orders and revenues.

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in our largest consumer markets and targeted, growing international market opportunities. While we have traditionally generated the majority of our sales in the domestic U.S. market, we perceive the growing urbanization, rising family incomes and increased living standards abroad have spurred potential demand for small consumer appliances internationally. In order to capture this market opportunity, we introduced the Capstone Industries brands to markets outside the U.S. including Central and South America, Mexico, Taiwan, Korea, Australia, Japan and Canada. We anticipate further expansion into the United Kingdom and Europe as well as other markets where our U.S. customers have strong global initiatives. Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the potential growth rate in fiscal years 2015 and 2016 for our power failure lighting programs. This assumption is not based on independent market surveys or marketing data, but rather is based on our understanding of our industry segments and market demand in each such segment.

We believe the Company is well positioned to become a leading manufacturer in the rapidly growing LED home lighting and security lighting segments in its markets and will continue to be a leader of power-failure lighting solutions for consumers in our channels.  We believe we will maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress and actual results depend~~s~~ on a number of assumptions and factors, including ones mentioned in “Risk Factors” below.

With our new branded lighting categories, the Company will have a more comprehensive product offering for our niche in the industry. We believe that we will provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which is intended to add diversity to our revenues and cash flows. Within these categories, we will have to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.

We believe our ability to serve retailers with a broad array of branded products and introduce new products will allow us to further penetrate our existing customer bases, while also attracting new customers.

Sales and Marketing

Our products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers. We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings. All sales activities at major account levels involve the Company’s executive team. The Company will also be targeting direct to retail clients through its CIHK’s staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to CIHK. This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

Competitive Conditions

Consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space. Competition is influenced by brand perceptions, product performance and value perception, customer service and price. Our principal lighting competitors in the U.S. are Jasco, Energizer and Sylvania. We believe private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Target, Wal-Mart, Home Depot, and Costco offer lighting as part of their private branded product lines. E-commerce also has an impact on reliance on brick and mortar retail sales strategy.  Many competitors have substantially greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.

With trends and technology continually changing, we will continue to endeavor to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making. Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management. We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by our investment in AC Kinetic Technologies.  Such investments and product innovation may not result in anticipated results.

Working Capital Requirements

The Company has reaffirmed its strategic decision to extend its business model to expand distribution so that products could now be offered from our Los Angeles warehouse for U.S. domestic shipments to such noted retailers as Home Depot, Target, Office Depot, True Value and Wal-Mart for non-seasonal periods. This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores. To support further expansion into direct to store and direct to consumer distribution channels, the Company has transferred its domestic warehousing requirements to a logistics partner based in Anaheim, California that provides omni-channel distribution services using the latest EDI (electronic data interchange) technology software. We believe this is a more efficient arrangement than the Company handling warehousing requirements.

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

Various funding options are being considered, but certain Company Directors have indicated a willingness to supplement the cash flow needs as required. Access to affordable, timely funding could be critical to our ability to compete and expand our market share.

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

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue

For the 3 months ended March 31, 2015 and 2014, total net sales were approximately $713,500 and $3,962,400, respectively, a reduction of $3,248,900 from the previous year. In the first quarter 2014, revenues were higher as we completed a large promotional shipment in the period. Revenues in the first quarter 2015 have been impacted by two events and are the reasons for the lower sales volume in the quarter.

-
As referenced in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company has continued to feel the impact of the West Coast ports dispute which resulted in container delays from 6 to 8 weeks. The impact of these delays combined with the fact that the dispute wasn’t resolved until February 20, 2015 created uncertainty with retailers as there were no assurances that arriving containers would be offloaded in the West Coast ports. This resulted in many retailers deciding to cancel or postpone their promotions entirely which has impacted our first half shipments. With the dispute now ended and the vessel backlog being reduced, we fully expect retailers to resume their promotional activities in the coming quarters.

-
As a result of the introduction of our new branded program in May, 2015, a strategic decision was made that the Company would support the Capstone brand where the program was currently placed, but would limit new offers so as to reduce the exposure to markdown allowances or inventory returns by retailers whom would want to move into the new branded product lines. This also has resulted in revenue reductions in the first quarter 2015.

Cost of Sales

For the 3 months ended March 31, 2015 and 2014, costs of sales were approximately $ 406,200 and $ 2,781,800, respectively, a reduction of $2,375,600 from the previous year. The reduced cost of sales was the result of the lower sales volumes in the period.

Gross Profit

For the 3 months ended March 31, 2015 and 2014, gross profit was approximately $307,400 and $1,180,500 respectively, a reduction of $873,100 as compared to the same period in 2014. Gross profit as a percentage of sales was 43.1% in the quarter compared to 29.8% in the same quarter in 2014. The higher gross profit percent to revenue in the first quarter 2015 was caused by the reversal of approximately $182,000 of previously over estimated promotion allowances that were not utilized by retailers. If we eliminate the impact of this adjustment the percentage of gross profit to revenue is reduced to 23.6% of revenue.

Operating Expenses

For the 3 months ended March 31, 2015 and 2014, total operating expenses were approximately $661,000 and $818,700 respectively, a reduction of $157,700 or 19.3% as compared to same period in 2014.

Total expenses for the first quarter 2015, were lower than the same period last year. The following summarizes the major expense variances by category in the first quarter 2015 compared to 2014.

Sales and Marketing Expenses - for the 3 months ended March 31, 2015 and 2014 were $36,700 and $174,700 respectively, a reduction of $138,000 or 79%. As a result of the lower sales volume in the first quarter 2015, the Company did not provide advertising promotions for the period.

Compensation Expenses - for the 3 months ended March 31, 2015 and 2014 were $361,100 and $295,300 respectively, an increase of $65,800 or 22.3%. This increase is mainly the result of added personnel in our Capstone International Hong Kong office.

Professional Fees - for the 3 months ended March 31, 2015 and 2014 were approximately $96,200 and $73,800 respectively, an increase of $22,400 or 30.3%. During the first quarter we engaged the services of a sales consultant to support the U.S. office marketing efforts.

Product Development - for the 3 months ended March 31, 2015 and 2014 was approximately $45,700 and $132,300 respectively, that’s a reduction of $86,600 or 65.6%. These expenses have been reduced as most of the product development costs for new products were incurred in prior periods.

Other General Administrative - for the 3 months ended March 31, 2015 and 2014 were approximately $121,400 and $142,500 respectively, a reduction of $21,100 or 14.8%. Of this reduction $17,700 was the result of reduced banking fees caused by the lower sales volume.

Net Operating Income (Loss)

For the 3 months ended March 31, 2015 and 2014, the operating income (loss) was approximately $(353,600) and $361,900, respectively, for an operating income reduction of $715,500 as compared to the same period in 2014.  This reduction is due in part to our strategic decision to transition to new product line in May 2015 and to not promote as usual the existing product line.

Interest Expense

For the 3 months ended March 31, 2015 and 2014, interest expenses were approximately $37,200 and $101,100, respectively, for a reduction of $63,900 as compared to same period in 2014. The lower interest is the result of old loans that were paid off last year and with the reduced revenue in the period, the need for purchase order funding was also reduced.

Net Income (Loss)

For the 3 months ended March 31, 2015, the Company had a net (loss) of approximately $(390,800) as compared with a net income in the same period last year of $260,800, for a net income reduction of $651,600. The net loss was the result of the lower sales volume in the quarter.

Off-Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of March 31, 2015:

	Payments Due by Period
	Total	2015	2016	2017	After 2018

(In thousands)
Accounts Payable and accrued expenses	$731	$731	$-	$-	$-
Notes and loans payable to related parties-current maturities	2,171	2,171	-	-	-
Operating Leases	207	103	96	8	-
Interest on Short-Term Debt	99	99	-	-	-
Total Contractual Obligations	$3,208	$3,104	$96	$8	$-

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Note Payable and Long-Term Debt — See notes 3 and 4 of the Financial Statements footnotes.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the US and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

(In thousands)	March 31, 2015	March 31, 2014
Net cash provided by (used in):
Operating Activities	$278	$3,144
Investing Activities	$(2)	$(10)
Financing Activities	$(442)	$(3,119)

Our borrowing capacity with Sterling National Bank, funding support from Directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business. However to fund the development, expansion, marketing and inventory of the new branded product line, the Company will require additional working capital during this development and launch phase. The Company will review alternate sources to supplement funding for working capital and debt service. However Company Chief Executive Officer and Director Stewart Wallach and Company Director Dr. Jeffrey Postal have stated that they will provide required funding to supplement any funding shortfalls during this launch phase.

Operating Activities

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.

Cash flow provided by operating activities was $278,300 in the first quarter 2015 compared with approximately $3,144,300 provided by operating activities in the same period last year. This was achieved by the collection of $747,000 of accounts receivables in the first quarter of 2015.

Investing Activities

Cash (used in) investing activities in the first quarter 2015 was $(2,300) compared to $(10,400) in the same period 2014. With the product expansion into many new LED home lighting categories, the Company’s future capital requirements will increase greatly. Management believes that our cash flow from operations supplemented with additional borrowing sources as deemed necessary with the added support of our Directors will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  Net cash (used in) financing activities for the three months ending March 31, 2015 was $(442,000) and $(3,118,600) in the same period 2014. During the first quarter 2015, we received proceeds from notes payable of approximately $807,300 but we also repaid notes and loans of $1,249,300.

As March 31, 2015, the Company was in compliance with all of the covenants pursuant to existing credit facilities.

Directors and Officers Insurance: We currently operate with Directors and officers insurance and we believe our coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: Our major expenses have been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers, trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels. With the current reduced price of world oil, although labor costs are continuing to increase, we expect costs to remain stable with the Chinese Manufacturers. We generally have been able to reduce cost increases by negotiating volume purchases or re-engineering products. With our Hong Kong office firmly established, we expect that prices will remain steady during 2015.

Country Risks - Changes in foreign, cultural, political and financial market conditions could impair the Company’s international manufacturing operations and financial performance.

The Company’s manufacturing is currently conducted in China.  Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

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

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

Interest Rate Risk: We do not have significant interest rate risk during the fiscal quarter ending March 31, 2015.

Credit Risk: We have not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Our managers monitor our receivables regularly and our Direct Import Programs are shipped to only the most financially stable customers or advance payments before shipment are required for those accounts less financially secure.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December  31, 2014 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of March 31, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 4(T).  Controls and Procedures.

Changes in internal controls:  There were no changes in our internal controls over financial reporting that occurred during the three months covered by this Report of Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in Item 4, including the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2014, for a more complete understanding of the matters covered by such certifications.

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

Item 1A.  Risk Factors.

In addition to risk factors set forth herein and in the Form 10-K for the fiscal year ended December 31, 2014, and other Commission filings, the following risk factors should be considered in any evaluation of the Company.

Investment in new business strategies and marketing and sales strategies could present risks not originally contemplated.  The Company has invested, and in the future may invest, in new product lines and technologies, attempts to expand our markets, business strategies or marketing and sales strategies.  Such endeavors may involve significant risks and uncertainties, including insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company’s evaluation. These new strategies may be inherently risky and may not be successful.  As a smaller reporting company, we are more vulnerable to the failure of business and marketing and sales strategies than larger competitors.

The Company relies on equity or debt funding from members of management or outside investors from time to time to meet working capital needs. The Company receives equity or debt funding from time to time from members of management or outside investors to fund working capital needs. Such funding may not always be available or adequate to meet such essential needs.  The lack of primary market makers and institutional investors for our publicly traded Common Stock makes it difficult for the Company’s common stock to appreciate in value, which, in turn, makes it difficult for the Company to raise money from outside investors or in the public markets. We believe that we need to develop new products or new product lines with higher profit margins to attain better financial results and, through any improved financial results, to possibly attract greater support for our Common Stock in the public markets.  We believe that greater market support for our Common Stock would assist in any efforts to raise working capital by the Company. We may be unable to develop higher profit margin products or achieve or sustain profitability and that failure would probably result in the aforementioned weakness in the public market for our Common Stock.

The Company competes against larger competitors with greater resources and market share and recognition. The Company is relatively small in comparison to larger competitors with superior financial and technical resources and greater market recognition and market share in certain product categories.  This discrepancy in resources and market share makes it difficult for our company to attain a larger market share in certain regions or in certain product categories. We may also be vulnerable to targeted marketing efforts by larger competitors to reduce or eliminate our market share in one or more markets or product lines.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending March 31, 2015.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

As of March 31, 2015, there have been no submissions of matters to vote at a regular or special shareholders meeting.

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

Dated:    May 15, 2015

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer