Form 10-Q
period 2015-06-30
CAPSTONE COMPANIES, INC.
filed 2015-08-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2015, there were 721,989,957 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
Assets:	(Unaudited)
Current Assets:
Cash	$807,466	$313,856
Accounts receivable - net	186,483	977,597
Advances	-	14,456
Inventory	194,976	128,984
Prepaid expense	1,609,630	358,046
Total Current Assets	2,798,555	1,792,939

Fixed Assets:
Computer equipment and software	15,608	12,272
Machinery and equipment	333,393	299,693
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(252,829)	(223,589)
Total Fixed Assets	101,837	94,041

Other Non-current Assets:
Deposit	12,193	12,193
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,448,213	2,448,213
Total Assets	$5,348,605	$4,335,193

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued expenses	$416,367	$644,629
Note payable - Sterling Factors	184,115	286,945
Notes and loans payable to related parties - current maturities	4,318,179	1,936,679
Total Current Liabilities	4,918,661	2,868,253

Commitments and Contingent Liabilities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued -0- shares at June 30, 2015 and 1,000 shares at December 31, 2014	-	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, issued 721,989,957 shares at June 30, 2015 and 654,010,532 at December 31, 2014	66,081	65,401
Additional paid-in capital	7,246,244	7,187,058
Accumulated deficit	(6,882,381)	(5,786,519)
Total Stockholders' Equity	429,944	1,466,940
Total Liabilities and Stockholders’ Equity	$5,348,605	$4,335,193

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues, net	$289,984	$1,181,379	$1,003,501	$5,269,748
Cost of sales	(236,725)	(828,537)	(642,892)	(3,610,366)
Gross Profit	53,259	352,842	360,609	1,659,382

Operating Expenses:
Sales and marketing	131,841	73,327	168,512	373,999
Compensation	332,281	374,803	693,390	670,130
Professional fees	49,389	32,244	145,562	106,025
Product development	60,752	84,601	106,409	216,931
Other general and administrative	126,963	144,443	248,319	286,983
Total Operating Expenses	701,226	709,418	1,362,192	1,654,068

Net Operating Income (Loss)	(647,967)	(356,576)	(1,001,583)	5,314

Other Income (Expense):
Interest expense	(57,123)	(52,445)	(94,279)	(153,570)
Total Other Income (Expense)	(57,123)	(52,445)	(94,279)	(153,570)

(Loss) Before Tax Provision	(705,090)	(409,021)	(1,095,862)	(148,256)

Provision for Income Tax	-	(4,258)	-	(4,258)

Net (Loss)	$(705,090)	$(413,279)	$(1,095,862)	$(152,514)

Net (Loss) per Common Share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	696,591,051	654,010,532	675,042,840	655,046,444
Diluted	696,591,051	654,010,532	675,042,840	655,046,444

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	$(1,095,862)	$(152,514)
Adjustments necessary to reconcile net (loss) to net cash (used in) operating activities:
Stock cancellation	-	(28,876)
Depreciation and amortization	29,239	39,910
Compensation expense from stock options	58,866	35,344
Accrued sales allowance	(196,977)	(36,505)
(Increase) decrease in accounts receivable	988,091	6,117,314
(Increase) decrease in inventory	(65,990)	18,326
(Increase) decrease in prepaid expenses	(1,251,586)	344,118
(Increase) decrease in other assets	14,456	(97,910)
Increase (decrease) in accounts payable and accrued expenses	(228,262)	(1,568,338)
Increase (decrease) in accrued interest on notes payable	81,500	98,035
Net cash provided by (used in) operating activities	(1,666,525)	4,768,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,036)	(23,028)
Net cash (used in) investing activities	(37,036)	(23,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,588,827	6,385,914
Repayments of notes payable	(1,691,656)	(10,623,058)
Proceeds from notes and loans payable to related parties	2,500,000	950,000
Repayments of notes and loans payable to related parties	(200,000)	(1,439,600)
Net cash provided by (used in) financing activities	2,197,171	(4,726,744)

Net Increase in Cash and Cash Equivalents	493,610	19,372
Cash and Cash Equivalents at Beginning of Period	313,856	436,592
Cash and Cash Equivalents at End of Period	$807,466	$455,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,778	$274,895

Non-cash financing activities:
Conversion of Series C Preferred Stock to Common Stock	$1,000	$-

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

Interim Financial Statements

The unaudited financial statements for the three and six month period ended June 30, 2015 and 2014 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods. Operating results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business.  Certain prior period amounts have been reclassified in order to conform to the covered periods presentation.

Organization and Basis of Presentation

CAPC was initially incorporated September 18, 1986, under the laws of the State of Delaware under the name Yorkshire Leveraged Group, Incorporated, and then changed its domicile to Colorado in 1989 by merging into a Colorado corporation, named Freedom Funding, Inc. Freedom Funding, Inc. then changed its name to CBQ, Inc. by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from CBQ, Inc. to China Direct Trading Corporation as part of a reincorporation from the State of Colorado to the State of Florida.  On May 7, 2007, the Company amended its charter to change its name from “China Direct Trading Corporation” to CHDT Corporation.  This name change was effective as of July 16, 2007, for purposes of the change of its name on the OTC Bulletin Board.   With the name change, the trading symbol was changed to CHDO On June 6, 2012; the Company amended its charter to change its name from CHDT Corporation to CAPSTONE COMPANIES, INC.  This name change was effective as of July 6, 2012, for purposes of the change of its name on the OTC Bulletin Board.  With the name change, the trading symbol was changed to CAPC.

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

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors in North America.  Capstone currently operates in six primary product categories: Induction Charged Power Failure Lights; LED Wall Plate Night Lights and Power Failure Lights; Motion Sensor Lights;  Door Security Monitors; Wireless Remote Control Outlets and Wireless Remote Control Accent Lights.  The Company’s products are typically manufactured in China by third-party manufacturing companies.

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

As of both June 30, 2015 and December 31, 2014, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of both June 30, 2015 and December 31, 2014, 100% of the accounts receivable serve as collateral for the Company’s notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $194,976 and $128,984 at June 30, 2015 and December 31, 2014, respectively.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventories for future orders as well as other prepaid advertising expense.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recognized by the Company during 2014 or during the six month period ended June 30, 2015.

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

Depreciation expense was $16,552 and $15,740 for the three month periods ended June 30, 2015 and 2014, respectively.  Depreciation expense was $29,239 and $30,078 for the six month periods ended June 30, 2015 and 2014, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At June 30, 2015 and December 31, 2014, the total number of potentially dilutive common stock equivalents was 85,480,388 and 155,058,813, respectively.

Principles of Consolidation

The consolidated financial statements for the periods ended June 30, 2015 and 2014 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C., Capstone Industries, Inc. and Capstone International HK, LTD.  All significant intra-entity transactions and balances have been eliminated in consolidation.

The results of operations attributable to subsidiaries are included in the consolidated results of operations beginning on the date on which the Company’s interest in a subsidiary was acquired.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at June 30, 2015 and December 31, 2014 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  In addition, accrued liabilities contained in the accompanying balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances.  These estimates could change significantly in the near term. During the three and six month period ending June 30, 2015, the Company determined that $0 and $196,977 of previously accrued promotional allowances were no longer required, respectively. The reduction of promotional allowances is included in net revenues for the periods ended June 30, 2015.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $91,565 and $32,506 for the three months and $95,160 and $123,710 for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015 and December 31, 2014, the Company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheets.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $19,536 and $18,734 for the three months and $33,823 and $37,717 for the six months ended June 30, 2015 and 2014, respectively.

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

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of and for periods ended June 30, 2015 and 2014, there were no material amounts subject to forfeiture.

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

Stock-Based Compensation Expense

Stock-based compensation for the three month period ended June 30, 2015 and 2014 totaled $29,433 and $17,672, respectively.  Stock-based compensation for the six month period ended June 30, 2015 and 2014 totaled $58,866 and $35,344, respectively.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

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

 In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, that simplifies the measurement of inventory and more closely aligns the U.S. GAAP measurement of inventory with the measure of inventory under International Financial Reporting Standards. The guidance requires entities utilizing the first-in, first-out method to measure inventory at the lower of cost and net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This amendment should be applied prospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period.

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

Liquidity

The Company incurred a net loss of $1,095,862 for the six months ended June 30, 2015 as compared to a net loss of $152,514 in the same period 2014.  The Company’s liquidity is expected to be sufficient through 2015, resulting from the combination of  our existing cash position, improved operational cash flow as a result of improvements to our operating results, the Company’s borrowing capacity with Sterling National Bank and as needed, funding support from  Company Directors (Note 4).

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of June 30, 2015 and 2014, the Company had $316,634 and $0 funds in excess of FDIC limits.

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

Capstone Companies, Inc., and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone’s obligations under the Financing Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Mr. Ullman. These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Mr. Ullman (or his assignees), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of June 30, 2015 and December 31, 2014, the balance due to Sterling was $184,115 and $286,945, respectively.

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

During the period from July 2014 through June 2015, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 to $7,000,000 to provide additional funding to cover the increased sales volume during the holiday season. As of June 30, 2015, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a Director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal was payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  On July 12, 2011, Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Mr. Ullman’s notes including the subordinated notes net of any offsets, monies due from Mr. Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011, this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach, Director, and JWTR Holdings LLC. The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before October 1, 2015. As of June 30, 2015 the total combined balance due on these two notes was $550,164, which includes accrued interest of $131,218.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On March 11, 2010, the Company received a loan from a Director in the amount of $100,000. As amended, the note is due on or before October 1, 2015 and carries an interest rate of 8% per annum.  At June 30, 2015, the total amount payable on this note was $142,433 including interest of $42,433.

On May 11, 2010, the Company received a loan from a Director and Chief Executive Officer in the amount of $75,000. As amended, the note is due on or before October 1, 2015 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal. At June 30, 2015, the total amount payable on this note was $105,823 including interest of $30,823.

On January 15, 2013, the Company received a loan in the amount of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until October 1, 2015. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At June 30, 2015, the total amount payable on this note was $299,096 including interest of $49,096.

On January 15, 2013, the Company received a loan in the amount of $250,000 from a Director of Capstone Companies, Inc. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until October 1, 2015.  At June 30, 2015, the total amount payable on this note was $299,096, including interest of $49,096.  This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.

Purchase Order Assignment- Funding Agreements

On February 9, 2015, Capstone Industries, Inc. received $200,000 against a note from Jeffrey Postal. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month. This note was paid in full during the quarter ended June 30, 2015.

On May 19, 2015, Capstone Companies, Inc. received $250,000 against a note from an entity related to the Company’s Chief Executive Officer. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of June 30, 2015, the total amount due under this note was $253,452 including accrued interest of $3,452.

On May 19, 2015, Capstone Companies, Inc. received $250,000 against a note from Jeffrey Postal. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of June 30, 2015, the total amount due under this note was $253,452 including accrued interest of $3,452.

On May 20, 2015, Capstone Industries, Inc. received $500,000 against a note from Jeffrey Postal. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of June 30, 2015, the total amount due under this note was $505,589 including accrued interest of $5,589.

On June 15, 2015, Capstone Industries, Inc. received $400,000 against a note from Phyllis Postal,   mother of Jeffrey Postal. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of June 30, 2015, the total amount due under this note was $401,973 including accrued interest of $1,973.

On June 16, 2015, Capstone Industries, Inc. received $500,000 against a note from Jeffrey Postal. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of June 30, 2015, the total amount due under this note was $502,301 including accrued interest of $2,301.

On June 18, 2015, Capstone Industries, Inc. received $400,000 against a note from George Wolf, a consultant. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of June 30, 2015, the total amount due under this note was $401,578 including accrued interest of $1,578.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC (“PCF”), a private capital funding company owned by Jeffrey Postal and James McClinton, the Company’s Chief Financial Officer.  Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of 8%.  This loan was amended and the due date has been extended until October 1, 2015. As of June 30, 2015, the loan balance under this agreement was $603,222 including interest of $105,222.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of June 30, 2015, was $4,318,179 including accrued interest of $426,233. The notes and loan payable to related parties mature during 2015.

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

Rent expense amounted to $35,340 and $26,831 for the three month periods ended June 30, 2015 and 2014, respectively.  Rent expense amounted to $70,360 and $51,704 for the six month periods ended June 30, 2015 and 2014, respectively.

The lease obligations under these agreements for the next five years are as follows:

Year Ended December, 31,	US	HK	Total
2015	$89,150	48,000	$137,150
2016	90,710	6,000	96,710
2017	7,559	-	7,559
Total lease obligation	$187,419	$54,000	$240,419

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  During 2014 and 2013, Mr. Wallach was paid $287,164 and $285,586 under the Employment Agreement. An amount of $40,233 has been accrued and is included in the June 30, 2015 and December 31, 2014 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The initial term of the contract began February 5, 2008, and ended on February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013.  The Company’s Compensation Committee has further extended the agreement with the same terms for an additional three years through February 5, 2016.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

On February 5, 2008, the Company entered into an Employment Agreement with James McClinton. Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year. During 2014 and 2013, Mr. McClinton was paid $191,442 and $190,398, respectively under the Employment Agreement.  An amount of $572 has been accrued and is included in the June 30, 2015 and December 31, 2014 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The term of the initial contract began February 5, 2008, and ended February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company’s Compensation Committee has further extended the agreement with the same terms for an additional three years through February 5, 2016.

NOTE 6 - STOCK TRANSACTIONS

Series C Preferred Stock

On July 9, 2009, the Company authorized and issued 1,000 shares of Series C Preferred Stock in exchange for $700,000.  The 1,000 shares of Series C Stock are convertible into 67,979,425 common shares.  The par value of the Series C Preferred shares is $1.00. On May 5, 2015 the 1,000 Series C Preferred shares were fully converted into 67,979,425 common shares.

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

Options

In 2005, the Company authorized the 2005 Equity Plan that made available 10,000,000 shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.  On May 20, 2005, the Company granted non-qualified stock options under the Company’s 2005 Equity Plan for a maximum of 250,000 shares of the Company’s common stock for $0.02 per share. The options expired May 25, 2015.

On May 1, 2007, the Company granted 4,000,000 stock options to five employees of the Company under the 2005 Plan.  The options vested over two years.  During 2008, 1,000,000 of these options were cancelled prior to vesting.  During 2010, an additional 500,000 of these options were also cancelled prior to vesting.  As of December 31, 2010, these options were fully vested and compensation expense fully recognized.

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

On February 5, 2008, the Company granted 3,650,000 stock options to four directors and one employee of the Company.  The options vested over two years.  During 2010, 3,500,000 of these options were cancelled.

On May 1, 2008, the Company granted 850,000 stock options to an employee of the Company.  The options vested over two years.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

On April 23, 2010, the Company granted 4,500,000 stock options to four Directors of the Company and 300,000 stock options to the Company Secretary.  The options vested over one year.  During the three month period ended June 30, 2015, 4,500,000 of these options expired.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the period ended June, 30 2015, the Company recognized compensation expense of $58,866 related to these stock options. A further compensation expense of $13,584 will be recognized for these options in 2015.

The following table sets forth the Company’s stock options outstanding as of June 30, 2015 and December 31, 2014 and activity for the periods then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, December 31, 2013	74,383,333	$0.029	3.28	$-
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-
Outstanding, December 31 , 2014	77,533,333	$0.029	2.36	$-
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	(4,750,000)	0.029	-	-
Outstanding, June 30, 2015	75,933,333	$0.029	2.06	$-

Vested/exercisable at December, 31, 2014	77,533,333	$0.029	2.36	$-
Vested/exercisable at June 30, 2015	72,783,333	$0.029	1.99	$-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

Options (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.029	54,983,333	1.83	$.029	54,983,333
$.029	2,500,000	2.83	$.029	2,500,000
$.029	700,000	3.83	$.029	700,000
$.029	1,000,000	2.33	$.029	1,000,000
$.029	150,000	2.58	$.029	150,000
$.029	850,000	3.92	$.029	850,000
$.029	300,000	5.00	$.029	300,000
$.029	4,500,000	1.00	$.029	4,500,000
$.029	150,000	6.00	$.029	150,000
$.029	4,500,000	2.08	$.029	4,500,000
$.029	3,000,000	3.50	$.029	3,000,000
$.029	150,000	8.50	$.029	150,000
$.029	3,000,000	4.50	$.029	-
$.029	150,000	9.50	$.029	-

NOTE 7 - INCOME TAXES

As of June 30, 2015, the Company had significant net operating loss carry forwards remaining that will begin to expire in 2022. The Company has determined that a full valuation allowance against its net deferred taxes is necessary as of both June 30, 2015 and December 31, 2014.

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain other jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgment to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years 2011 and prior.

 If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

The provision for income taxes for the three and six month period ended June 30, 2015 was calculated based on estimated annual effective rate for the full 2015 calendar year, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

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

NOTE 8 – COST METHOD INVESTMENTS (continued)

The Company and AC Kinetics also entered into a royalty agreement whereby, the Company will receive a 7% royalty on any licensing revenues received by AC Kinetics for products sold by them.  This royalty agreement will terminate upon receipt by the Company of royalties of $500,000.

The aggregate carrying amount of cost method investments at June 30, 2015 and December 31, 2014 consisted of the following:

	2015	2014
AC Kinetics Series A Convertible Preferred Stock	$500,000	$500,000

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, at June 30, 2015 and December 31, 2014, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” below for certain information concerning those forward- looking statements.  As used below, “our” and “we” refers to the Company and its subsidiaries.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections describing our business as well as “Risk Factors,” and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to; the factors described in the section captioned “Risk Factors” in our latest annual report on Form 10-K filed with the SEC. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions (including the negative and variants of such words) intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

  our expectations regarding growth and changes in the consumer product markets in which we sell our products and in the consumer specialty lighting industry and our other industries in general;
  our expectation regarding increasing demand for our products and changes in consumer tastes;
  our belief that we will be able to effectively compete with our competitors and increase or maintain our market share as well as our prospects in new geographical markets and in any new ventures or product lines;
  our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes or changes or expansion of our product lines;
  our ability to obtain affordable funding when required; and
  our future business development, results of operations and financial condition, including any efforts to penetrate new markets in the world or to launch new product lines.
Forward-looking statements also represent our estimates and assumptions only as of the date of this Form 10-Q quarterly report. One should read this Form 10-Q quarterly report and the documents that we reference and filed as exhibits to this Form 10-Q quarterly report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active primary market maker and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of July 27, 2015, the Common Stock was trading at $.018 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this Report and other SEC filings of the Company.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this quarterly report to:
“Exchange Act” means the Securities Exchange Act of 1934, as amended.
“PRC” or “China” means the People’s Republic of China and Hong Kong Special Administrative Region (“Hong Kong”).
“SEC” and “Commission” means the U.S. Securities and Exchange Commission.

General

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

Factors Affecting our Financial Performance.

Our operating results are or may be primarily affected by the following factors:

•	Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	Our ability to develop and effectively update and market our products;

•	Our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory;

•	Our ability to identify and pursue channels through which we will be able to market our products;

•	Our ability to attract new customers to our websites who are interested in purchasing our products;

•	Our ability to manage our costs and maintain low overhead as well as access affordable funding on a timely basis; and

•
Our sales are dependent on our ability to attract retail customers on cost-effective terms. Studies like The Neilson Company’s August 2014 “E-Commerce: Evolution or Revolution in the Fast Moving Consumer Goods World,” document that e-commerce is increasingly important in consumer goods industry. With the growing importance of e-commerce and Web-based or online marketing through online mediums like Facebook, My Space, Yahoo!(R) Groups and amateur websites such as YouTube.com, as well as “viral” marketing, online blogs and consumer use of Internet search engines, we recognize a need to enhance our such non-traditional marketing avenues, but we may be unable to successfully develop such non-traditional marketing strategies and efforts or may lack the available funds to do so as long as traditional marketing and sales through retailers and their stores remain our central marketing and sales strategy. Reliance on traditional brick-and-mortar retailers is itself a risk factor for our company.

Introduction

The following discussion and analysis provides an introduction to our company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2015 compared with the same period in 2014 and (ii) financial liquidity and capital resources.

We are a public holding company organized under the laws of the State of Florida and we design and manufacture through our operating subsidiary, a line of specialty power failure lighting solutions and other innovative specialty consumer products for the North American and Latin American retail markets. We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, and are primarily marketed and sold by our wholly-owned subsidiary, Capstone Industries, Inc., a Florida corporation organized in 1997 and acquired on September 13, 2006, by the Company (“Capstone”). Our other wholly owned subsidiaries are: (a) Capstone International Hong Kong Ltd, a Hong Long limited liability company organized in 2012 (“CIHK”) and (b) Capstone Lighting Technologies, LLC, a Florida limited liability Company organized in 2004 (“CLTL”). CLTL has no significant business operations at this time. CIHK was established as part of our strategic plan to expand our product development, engineering and factory resource capabilities in Hong Kong. Our product line consists of stylish, innovative and easy to use consumer lighting products, including power failure multi-function handheld lights, power failure decorative accent lighting, power failure multi-function nightlight wall-plates, wireless motion sensor lights, remote control outlets, remote control accent lights and, under final development, hardwired led motion security lighting, outdoor coach led lighting and outdoor utility lighting, all designed to make today’s lifestyles simpler and safer. Our products are sold under the trade and brand name of our wholly-owned subsidiary, Capstone Industries, Inc., as well as being private labeled for our retail customers as programs require. We seek to deliver strong, consistent business results and superior shareholder returns by providing consumers with unique products that make their lives simpler and safer.

Strategy

Our objective is to increase profitability, cash flow and revenues while enhancing our position as a leading manufacturer, marketer and distributor through the ongoing development of innovative and technologically advanced ideas and concepts for the LED Home Lighting consumer product categories.  We plan to leverage our product successes by expanding our offerings into all categories of the LED Home Lighting segments.  To successfully enter into the expanded new Home LED segments, we determined a highly recognized national brand would be advantageous to gain market entry with specific retailers focused on national brands.  With this strategy in place, in early 2014 the Company initiated a search for a brand name and marketing campaign that would resonate with consumers.  The brand had to have a rich heritage, trusted by American homeowners for high performance, quality and innovative products.  Capstone commissioned a brand extension research study to understand consumer perspectives when it comes to Hoover as a lighting brand.  With the study validating the value of the brand for LED products and the product strategy finalized, the Company introduced its expanded product lines of Hoover LED Home brand at the International Hardware Show in May 2015.

Our investment in AC Kinetic Technologies, an Armonk, New York technology development company, in 2013 has allowed us to develop certain innovative concepts that the Company has conceived that are complex and that will hopefully yield intellectual property which will further differentiate the Company’s products from other off-the-shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies developed by AC Kinetic Technologies within its own products both labeled under Capstone and under Hoover.  The first of these products was introduced at the International Hardware Show and scheduled to be market ready no later than September 2015.

We have proven experience in introducing new products to retail market channels and believe that provides the Company a competitive edge.  In the Company’s early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable position in the market with minimal cost of entry.  In 2015, the Company plans its largest launch of new products that is expected to expand the Company’s distribution beyond its current product placements.  The new products will not only introduce additional functionality to existing categories of products that are meaningful to consumers but  is also intended to revitalize categories that have grown stale due to perceived minimal investment and creativity by competitors. The Company’s desired product(s) characteristics are as follows:

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

The Company has begun to utilize U.S. based industrial design support to augment the Capstone International HK Ltd. (CIHK) Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or “IP” which will find its way into specific products planned for third and fourth fiscal quarters of 2015.

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

We believe that we can expand our international sales primarily by leveraging our relationships with global retailers and by strengthening our international network.  With our Hong Kong office in place, and our extensive products launch campaigns underway, they will assist in placing more products into foreign channels.  We have achieved our initial expansion goal to establish product sales and presence in Taiwan, Japan, South Korea and Australia. Based on the results of these efforts, we are expecting to establish product sales and presence in the United Kingdom and other key European markets.

Products and Customers

We are now determined to expand our product positioning through the introduction of many more indoor and new outdoor lighting programs both under the Capstone brand and our new licensed brand, Hoover.  We will also be adding hardwired solid state products to our programs in addition to the existing battery and induction powered product lines.

From time to time, we may explore relationships or ventures with other companies or groups in Hong Kong as part of our efforts to expand our product presence or business and financial capabilities in China.

Over the past 7 years, the Company has focused on establishing and growing supply relationships with numerous leading international, national and regional retailers including but not limited to: Costco, Home Depot, Lowes, Office Depot, Sam’s Club, Target, The Container Store, True Value, Wal-Mart and Canadian Tire. These distribution channels may sell our products online as well as through conventional brick and mortar retail stores.

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in our largest consumer markets and targeted, growing international market opportunities. While we have traditionally generated the majority of our sales in the domestic U.S. market, we perceive the growing urbanization; rising family incomes and increased living standards abroad have spurred potential demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brands to markets outside the U.S. including Central and South America, Mexico, Taiwan, Korea, Australia, Japan and Canada.  We anticipate further expansion into the United Kingdom and across Europe as well as other markets where our U.S. customers have strong global initiatives.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the continued growth rate in fiscal years 2015 and 2016 for our power failure lighting programs.  This assumption is not based on independent market surveys or marketing data, but rather is based on our understanding of our industry segments and market demand in each such segment.

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

Sales and Marketing

Our products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involve the Company’s executive team.  The Company will also be targeting direct to retail clients through its CIHK’s staff for products that fall outside Capstone’s branded categories but are innovative and preferably exclusive to CIHK, in some cases supplied under retailers private label brands. This should allow for normalized year round revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

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

Various funding options are being considered to supplement the Company’s cash flow needs. Access to affordable, timely funding could be critical to our ability to compete and expand our market share.

Raw Materials

The principal raw materials used by the Company are sourced in China, as we manufacture our products exclusively through contract manufacturers in the region. Raw materials used in manufacturing, include plastic resin, copper, led bulbs, batteries, and corrugated paper. Although prices of materials have fluctuated over time, the Company believes that adequate supplies of raw materials required for its operations are available at the present time. The Company, of course, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, the Company has not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume. Our Hong Kong office is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio. Quality testing for these products is performed both by our Hong Kong office and by our globally recognized third party quality testing laboratories.

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

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue, net

For the 3 months ended June 30, 2015 and 2014, total net sales were approximately $290,000 and $1,181,400, respectively, a reduction of $891,400 from the previous year.

For the 6 months ended June 30, 2015 and 2014, total net sales were approximately $1,003,500 and $5,269,700, respectively, a reduction of $4,266,200 from the previous year.  Revenues in the first six months of 2015 have been impacted by two events and are the reasons for the lower sales volume as compared to 2014.

-
As referenced in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company continued to feel the impact of the West Coast ports dispute which resulted in container delays from 6 to 8 weeks. The impact of these delays combined with the fact that the dispute wasn’t resolved until February 20, 2015 created uncertainty with retailers as there were no assurances that arriving containers would be offloaded in the West Coast ports. As retailers typically make their buying decisions 6-8 months ahead of the selling period, the uncertainty resulted in many retailers deciding to cancel or postpone their promotions which impacted our first half shipments. With the dispute behind us and the vessel operations back to normal, retailers have resumed their promotional efforts.

-
As a result of the introduction of our new branded program in May 2015, a strategic decision was made in the latter part of 2014 that the Company would support the existing Capstone brand where the program was currently placed, but would limit new offers so as to reduce the exposure to markdown allowances or inventory returns by retailers whom would want to move into the new branded product lines. This also has resulted in revenue reductions in the first half of 2015.

Cost of Sales

For the 3 months ended June 30, 2015 and 2014, costs of sales were approximately $236,700 and $828,500, respectively, a reduction of $591,800 from the previous year.

For the 6 months ended June 30, 2015 and 2014, costs of sales were approximately $642,900 and $3,610,400, respectively, a reduction of $2,967,500 from the previous year. The reduced cost of sales was the result of the lower sales volumes in the period.

Gross Profit

For the 3 months ended June 30, 2015 and 2014, gross profit was approximately $53,300 and $352,800 respectively, a reduction of $299,500 as compared to the same period in 2014. Gross profit as a percentage of sales was 18.4% in the three month period compared to 29.9% in the same quarter in 2014.

The lower gross profit percentage in the quarter ended June 30, 2015 was the result of an accrual of approximately $34,900 of additional allowances.

For the 6 months ended June 30, 2015 and 2014, gross profit was approximately $360,600 and $1,659,400 respectively, a reduction of $1,298,800 as compared to the same period in 2014. Gross profit as a percentage of sales was 35.9% in the six month period compared to 31.5% in the same quarter in 2014.

The higher gross profit percentage in the first half 2015 was caused by the reversal of approximately $197,000 of previously over estimated promotion allowances that were not utilized by retailers.

Operating Expenses

For the 3 months ended June 30, 2015 and 2014, total operating expenses were approximately $701,200 and $709,400 respectively, a reduction of $8,200 as compared to same period in 2014.

For the 6 months ended June 30, 2015 and 2014, total operating expenses were approximately $1,362,200 and $1,654,100 respectively, a reduction of $291,900 or 17.6 % as compared to same period in 2014.

Total expenses for the first half 2015, were lower than the same period last year. The following summarizes the major expense variances by category in the first half 2015 compared to 2014.

Sales and Marketing Expenses – for the 3 months ended June 30, 2015 and 2014 were approximately $131,800 and $73,300 respectively, an increase of $58,500 or 79.8%. This increase was the result of additional Trade Show expense related to the launch of the new products at the International Hardware Show.

For the 6 months ended June 30, 2015 and 2014 expenses were $168,500 and $374,000 respectively, a reduction of $205,500 or 54.9%. As a result of the lower sales volume in the first half 2015, the Company did not provide advertising promotions for the period, which was the main reason for the expense reduction in the period.

Compensation Expenses - for the 3 months ended June 30, 2015 and 2014 were approximately $332,300 and $374,800 respectively, a reduction of $42,500 or 11.3%.  This expense reduction will be partially offset with an increase in Professional Fees as the Company hired a Marketing Consultant to assist in supporting the Company’s marketing strategies.

For the 6 months ended June 30, 2015 and 2014 expenses were $693,400 and $670,100 respectively, an increase of $23,300 or 3.5%. This increase is mainly the result of added personnel in our Capstone International Hong Kong office.

Professional Fees – for the 3 months ended June 30, 2015 and 2014 were approximately $49,400 and $32,200 respectively, an increase of $17,200 or 53.4%.

For the 6 months ended June 30, 2015 and 2014 expenses were approximately $145,600 and $106,000 respectively, an increase of $39,600 or 37.3%. The higher expense is mainly the result of the Company engaging the services of a sales consultant to support the U.S. office marketing efforts.

Product Development Expenses - for the 3 months ended June 30, 2015 and 2014 was approximately $60,800 and $84,600 respectively, a reduction of $23,800 or 28.1%.

For the 6 months ended June 30, 2015 and 2014 expenses were approximately $106,400 and $216,900 respectively, a reduction of $110,500 or 50.9%. These expenses have been reduced as most of the product development cost related to the new product launches were incurred in the prior year.

Other General and Administrative -- for the 3 months ended June 30, 2015 and 2014 were approximately $127,000 and $144,400 respectively, a reduction of $17,400 or 12.1%.

For the 6 months ended June 30, 2015 and 2014 were approximately $248,300 and $287,000 respectively, a reduction of $38,700 or 13.5%. This reduction was primarily the result of reduced banking fees caused by the lower sales volume during the 3 and 6 month periods.

Net Operating Income (Loss)

For the 3 months ended June 30, 2015 and 2014, the operating (loss) was approximately $(648,000) and $(356,600), respectively, for an increased operating loss of $291,400 as compared to the same period in 2014.

For the 6 months ended June 30, 2015 and 2014, the operating (loss) was approximately $(1,001,600) and $5,300, respectively, for an operating income reduction of $(1,006,900) as compared to the same period in 2014.

Interest Expense

For the 3 months ended June 30, 2015 and 2014, interest expenses were approximately $57,100 and $52,400, respectively, for an increase of $4,700 as compared to same period in 2014.

For the 6 months ended June 30, 2015 and 2014, interest expenses were approximately $94,300 and $153,600, respectively, for a reduction of $59,300 as compared to same period in 2014.

The lower interest in the first half of 2015 is the result of old loans that were paid off last year and with the reduced revenue in the period, the need for purchase order funding earlier in the year was also reduced and as a result reduced loan interest.

Net Income (Loss)

For the 3 months ended June 30, 2015, the Company had a net (loss) of approximately $(705,100) as compared with a net loss in the same period last year of $(413,300), for an increased net loss $(291,800).

For the 6 months ended June 30, 2015, the Company had a net (loss) of approximately $(1,095,900) as compared with a net loss of $(152,500) in the same period last year for a net loss increase of $(943,400).

The net loss was the result of the lower sales volume in the periods.

Off-Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of June 30, 2015:

	Payments Due by Period
	Total	2015	2016	2017	After 2018

(In thousands)
Accounts Payable and accrued expenses	$416	$416	$-	$-	$-
Notes and loans payable to related parties-current maturities	4,318	4,318	-	-	-
Operating Leases	174	70	96	8	-
Interest on Short-Term Debt	201	201	-	-	-
Total Contractual Obligations	$5,109	$5,005	$96	$8	$-

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Notes Payable — See notes 3 and 4 of the Financial Statements footnotes.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

	For the Six Months Ended
(In thousands)	June 30, 2015	June 30, 2014
Net cash provided by (used in):
Operating Activities	$(1,667)	$4,769
Investing Activities	$(37)	$(23)
Financing Activities	$2,197	$(4,727)

Our borrowing capacity with Sterling National Bank, funding support from Directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business. However to fund the development, expansion, marketing and inventory of the new branded product line, the Company will require additional working capital during this development phase. The Company will review alternate sources to supplement funding for working capital and debt service. However, Company’s Chief Executive Officer and Director Stewart Wallach and Company Director Dr. Jeffrey Postal have provided additional temporary funding to supplement funding shortfalls during this launch phase.

Operating Activities

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.

In the first half of 2015 Cash (used in) operating activities was approximately $(1,666,500) compared with approximately $4,768,900 provided by operating activities in the same period 2014. During the period, the Company funded $1,251,600 in prepaid expenses for materials and components for third quarter orders and also used $228,000 to further reduce Accounts Payable.

Investing Activities

Cash (used in) investing activities in the first half 2015 was $(37,000) compared to $(23,000) in the same period 2014. With the product expansion into many new LED home lighting categories, the Company’s future capital requirements will increase. Management believes that our cash flow from operations supplemented with additional borrowing sources as deemed necessary with the added support of our Directors will provide for these necessary capital expenditures.

Financing Activities

Net cash provided by or (used in) financing activities for the six months ending June 30, 2015 was $2,197,200 and $(4,726,700) in the same period 2014.  Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.

As discussed in Note 3, Notes Payable, during the period from July 2014 through June 2015, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 to $7,000,000 to provide additional funding to cover the increased sales volume during the holiday season. As of June 30, 2015, the maximum amount that can be borrowed on this credit line is $7,000,000.

As June 30, 2015, the Company was in compliance with all of the covenants pursuant to existing credit facilities.

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

The Company’s manufacturing is currently conducted in China.  Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

  The possibility of expropriation, confiscatory taxation or price controls;
  Adverse changes in local investment or exchange control regulations;
  Political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;
  Legal and regulatory constraints;
  Tariffs and other trade barriers, including trade disputes between the U.S. and China; and
  Difficulty in enforcing contractual and intellectual property rights.
Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

Interest Rate Risk: We do not have significant interest rate risk during the period ended June 30, 2015.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of June 30, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 4(T).  Controls and Procedures

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

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

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

Global Economic Fragility. The ongoing turmoil in the global economy, especially in the U.S., may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending, which have deteriorated and may remain depressed for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.  Further, since our products are made in China, we are vulnerable to disruptions in processing of shipments of products through ports or in general to trade disputes between the U.S. and China.

Liquidity. The Company incurred a net loss of $1,095,862 for the six months ended June 30, 2015 as compared to a net loss of $152,514 in the same period 2014.  Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  The Company’s liquidity is expected to be sufficient through 2015, resulting from the combination of our existing cash position, improved operational cash flow as a result of improvements to our operating results, the Company’s borrowing capacity with Sterling National Bank and as needed, funding support from Company Directors (see Note 4 to the financial statements).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered issuances of Company securities in the quarter ending June 30, 2015.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

On June 2, 2015, the Company received written consents from nine holders of record of shares of the Company Common Stock sufficient to approve the following proposed corporate actions and to do so without and in lieu of the conduct of a shareholders meeting.  The proposed corporate actions were approved by shareholders owning more than 50% of the issued and outstanding shares of the Common Stock as of June 2, 2015.

The proposed corporate actions and the tally of written consents cast, all such corporate actions being approved by written consents representing 384,153,928 shares of Common Stock, being 53.2% of the issued and outstanding shares of Common Stock as of June 2, 2015 (based on 721,989,957 shares of Common Stock being issued and outstanding as of June 2, 2015), are:

Proposal No. 1: Election of 5 nominees to serve as directors to serve until the election of successors and the assumption of office by such successors in 2015.  Nominees were nominated by Company Board of Directors.

Name	Votes For	Votes Against	Votes Abstain
Stewart Wallach, Chairman	384,153,928	0	0
Gerry McClinton	384,153,928	0	0
Jeffrey Postal	384,153,928	0	0
Jeffrey Guzy, Outside Director	384,153,928	0	0
Larry Sloven	384,153,928	0	0

All nominees were elected.

Proposal No. 2:  To ratify the appointment of Mayer Hoffman McCann, P.C. as Company’s public auditor for the fiscal year 2015.  The written consents cast on this proposal were as follows:

Votes For	Votes Against	Votes Abstain
384,153,928	0	0

Proposal 2 was approved.

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

Dated:    August 13, 2015

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer