Form 10-Q
period 2015-09-30
CAPSTONE COMPANIES, INC.
filed 2015-11-16
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

(954) 252-3440
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2015, there were 721,989,957 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.

Quarterly Report of Form 10-Q
Three Months and Nine Months Ended September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
Assets:	(Unaudited)
Current Assets:
Cash	$258,321	$313,856
Accounts receivable, net	7,551,247	977,597
Advances	-	14,456
Inventory	90,649	128,984
Prepaid expenses	729,359	358,046
Total Current Assets	8,629,576	1,792,939

Fixed Assets:
Computer equipment and software	19,767	12,272
Machinery and equipment	350,393	299,693
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(272,901)	(223,589)
Total Fixed Assets	102,924	94,041

Other Non-current Assets:
Deposit	12,193	12,193
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,448,213	2,448,213
Total Assets	$11,180,713	$4,335,193

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$1,812,358	$644,629
Note payable - Sterling Factors	4,183,663	286,945
Notes and loans payable to related parties - current maturities	3,485,064	1,936,679
Total Current Liabilities	9,481,085	2,868,253

Commitments and Contingent Liabilities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued -0- shares at September 30, 2015 and 1,000 shares at December 31, 2014	-	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, issued 721,989,957 shares at September 30, 2015 and 654,010,532 at December 31, 2014	72,199	65,401
Additional paid-in capital	7,262,479	7,187,058
Accumulated deficit	(5,635,050)	(5,786,519)
Total Stockholders' Equity	1,699,628	1,466,940
Total Liabilities and Stockholders’ Equity	$11,180,713	$4,335,193

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues, net	$7,747,450	$7,738,884	$8,750,951	$13,008,632
Cost of sales	(5,767,306)	(6,621,599)	(6,410,197)	(10,231,965)
Gross Profit	1,980,144	1,117,285	2,340,754	2,776,667

Operating Expenses:
Sales and marketing	16,716	81,083	185,229	455,082
Compensation	313,953	375,807	1,007,341	1,045,937
Professional fees	56,947	38,656	202,511	144,681
Product development	74,747	95,410	181,157	312,341
Other general and administrative	158,796	168,260	407,114	455,243
Total Operating Expenses	621,159	759,216	1,983,352	2,413,284

Net Operating Income	1,358,985	358,069	357,402	363,383

Other Income (Expense):
Interest expense	(111,654)	(69,448)	(205,933)	(223,018)
Total Other Income (Expense)	(111,654)	(69,448)	(205,933)	(223,018)

Income Before Tax Provision	1,247,331	288,621	151,469	140,365

Provision for Income Tax	-	(2,129)	-	(6,387)

Net Income	$1,247,331	$286,492	$151,469	$133,978

Net Income per Common Share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	721,989,957	654,010,532	690,863,847	655,046,444
Diluted	721,989,957	809,072,109	690,863,847	809,758,922

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$151,469	$133,978
Adjustments necessary to reconcile net income to net cash (used in) operating activities:
Stock cancellation	-	(28,876)
Depreciation and amortization	49,311	60,566
Compensation expense from stock options	81,219	43,500
Accrued sales allowance	(196,978)	517,269
(Increase) decrease in accounts receivable	(6,376,672)	(1,189,147)
(Increase) decrease in inventory	38,337	84,915
(Increase) decrease in prepaid expenses	(371,317)	680,306
(Increase) decrease in other assets	14,456	(12,193)
Increase (decrease) in accounts payable and accrued liabilities	1,167,729	968,744
Increase (decrease) in accrued interest on notes payable	148,385	151,842
Net cash provided by (used in) operating activities	(5,294,061)	1,410,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58,194)	(44,728)
Net cash (used in) investing activities	(58,194)	(44,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,791,914	11,686,401
Repayments of notes payable	(1,895,194)	(11,833,452)
Proceeds from notes and loans payable to related parties	2,500,000	950,000
Repayments of notes and loans payable to related parties	(1,100,000)	(2,287,982)
Net cash provided by (used in) financing activities	5,296,720	(1,485,033)

Net (Decrease) in Cash and Cash Equivalents	(55,535)	(118,857)
Cash and Cash Equivalents at Beginning of Period	313,856	436,592
Cash and Cash Equivalents at End of Period	$258,321	$317,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57,549	$314,158

Non-cash financing activities:
Conversion of Series C Preferred Stock to Common Stock	$1,000	$-

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

Interim Financial Statements

The unaudited financial statements for the three and nine month periods ended September 30, 2015 and 2014 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods. Operating results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company’s business.  Certain prior period amounts have been reclassified in order to conform to the covered periods presentation.

Organization and Basis of Presentation

CAPC was initially incorporated September 18, 1986, under the laws of the State of Delaware under the name Yorkshire Leveraged Group, Incorporated, and then changed its domicile to Colorado in 1989 by merging into a Colorado corporation, named Freedom Funding, Inc. Freedom Funding, Inc. then changed its name to CBQ, Inc. by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from CBQ, Inc. to China Direct Trading Corporation as part of a reincorporation from the State of Colorado to the State of Florida.  On May 7, 2007, the Company amended its charter to change its name from “China Direct Trading Corporation” to CHDT Corporation.  This name change was effective as of July 16, 2007, for purposes of the change of its name on the OTC Bulletin Board.   With the name change, the trading symbol was changed to CHDO. On June 6, 2012, the Company amended its charter to change its name from CHDT Corporation to CAPSTONE COMPANIES, INC.  This name change was effective as of July 6, 2012, for purposes of the change of its name on the OTC Bulletin Board.  With the name change, the trading symbol was changed to CAPC.

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

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors in North America.  Capstone currently operates in five primary product categories: Induction Charged Power Failure Lights; LED  Night Lights and Power Failure Lights; Motion Sensor Lights;   Wireless Remote Control Outlets and Wireless Remote Control Accent Lights.  The Company’s products are typically manufactured in China by third-party manufacturing companies.

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

As of both September 30, 2015 and December 31, 2014, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of both September 30, 2015 and December 31, 2014, 100% of the accounts receivable serve as collateral for the Company’s notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $90,649 and $128,984 at September 30, 2015 and December 31, 2014, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recognized by the Company during 2014 or during the nine month period ended September 30, 2015.

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

Depreciation expense was $20,072 and $15,740 for the three month periods ended September 30, 2015 and 2014, respectively.  Depreciation expense was $49,311 and $45,818 for the nine month periods ended September 30, 2015 and 2014, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At September 30, 2015 and December 31, 2014, the total number of potentially dilutive common stock equivalents was 88,630,388 and 155,058,813, respectively.

Principles of Consolidation

The consolidated financial statements for the periods ended September 30, 2015 and 2014 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C., Capstone Industries, Inc. and Capstone International HK, LTD.  All significant intra-entity transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at September 30, 2015 and December 31, 2014 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  In addition, accrued liabilities contained in the accompanying balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances.  These estimates could change significantly in the near term. During the three and nine month period ending September 30, 2015, the Company determined that $0 and $196,977 of previously accrued promotional allowances were no longer required, respectively. The reduction of promotional allowances is included in net revenues for the periods ended September 30, 2015.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $3,301 and $14,806 for the three months and $98,461 and $138,518 for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015 and December 31, 2014, the Company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheets.

Shipping and Handling

The Company’s shipping and handling costs, are included in sales and marketing expenses and amounted to $11,765 and $15,101 for the three months and $45,588 and $52,818 for the nine months ended September 30, 2015 and 2014, respectively.

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

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period is based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of and for periods ended September 30, 2015 and 2014, there were no material amounts subject to forfeiture.

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

Stock-Based Compensation Expense

Stock-based compensation for the three month period ended September 30, 2015 and 2014 totaled $22,353 and $8,156, respectively.  Stock-based compensation for the nine month period ended September 30, 2015 and 2014 totaled $81,219 and $43,500, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2015, the effective date of this guidance was deferred by one year and now will be effective for the Company’s annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

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

Liquidity

The Company had net income of $151,469 for the nine months ended September 30, 2015 as compared to a net income of $133,978 in the same period 2014. As of September 30, 2015 the Company had a working capital deficit of ($851,509) compared to a working capital deficit of ($1,075,314) as of December 31, 2014. The Company has an accumulated deficit of ($5,635,050) and ($5,786,519) as of September 30, 2015 and December 31, 2014, respectively. The Company’s liquidity is expected to be sufficient through 2015, resulting from the combination of  our existing cash position, improved operational cash flow as a result of improvements to our operating results, the Company’s borrowing capacity with Sterling National Bank and as needed, funding support from  Company Directors (Note 4).

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of both September 30, 2015 and 2014, the Company had no funds in excess of FDIC limits.

Accounts Receivable

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States and their international locations. The Company typically does not require collateral from customers.  Credit risk is limited due to the financial strength of the customers comprising the Company’s customer base and their dispersion across different geographical regions.  The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

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

Capstone Companies, Inc., and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone’s obligations under the Financing Agreement. As part of the agreement with Sterling National Bank, a subordination agreement was executed with Mr. Ullman. These agreements subordinated the debt of $121,263 (plus future interest) and $81,000 (plus future interest) due to Mr. Ullman (or his assignees), to the Sterling National Bank loan.  No payments will be made on the subordinated debt until the Sterling loan is paid in full.  As of September 30, 2015 and December 31, 2014, the balance due to Sterling was $4,183,663 and $286,945, respectively.

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

During the period from July 2014 through September 2015, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 to $7,000,000 to provide additional funding to cover the increased sales volume during the holiday season. As of September 30, 2015, the maximum amount that can be borrowed on this credit line is $7,000,000.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a Director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal was payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  On July 12, 2011, Stewart Wallach, the Chief Executive Officer and Director of CHDT and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, the previous Chairman of the Board of CHDT, whereby they would purchase equally all of Mr. Ullman’s notes including the subordinated notes net of any offsets, monies due from Mr. Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011, this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach, Director, and JWTR Holdings LLC. The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before April 1, 2016. As of September 30, 2015 the total combined balance due on these two notes was $558,612, which includes accrued interest of $139,666.

On March 11, 2010, the Company received a loan from a Director in the amount of $100,000. As amended, the note is due on or before April 1, 2016 and carries an interest rate of 8% per annum.  At September 30, 2015, the total amount payable on this note was $144,449 including interest of $44,449.

On May 11, 2010, the Company received a loan from a Director and Chief Executive Officer in the amount of $75,000. As amended, the note is due on or before April 1, 2016 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal. At September 30, 2015, the total amount payable on this note was $107,335 including interest of $32,335.

On January 15, 2013, the Company received a loan in the amount of $250,000 from Stewart Wallach, the Chief Executive Officer and Director of Capstone Companies, Inc. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until April 1, 2016. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At September 30, 2015, the total amount payable on this note was $304,137 including interest of $54,137.

On January 15, 2013, the Company received a loan in the amount of $250,000 from a Director of Capstone Companies, Inc. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until April 1, 2016.  At September 30, 2015, the total amount payable on this note was $304,137, including interest of $54,137.  This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.

Purchase Order Assignment- Funding Agreements

On February 9, 2015, Capstone Industries, Inc. received $200,000 against a note from Jeffrey Postal. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month. This note was paid in full during the quarter ended June 30, 2015.

On May 19, 2015, Capstone Companies, Inc. received $250,000 against a note from an entity related to the Company’s Chief Executive Officer. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of September 30, 2015, the total amount due under this note was $261,014 including accrued interest of $11,014.

On May 19, 2015, Capstone Companies, Inc. received $250,000 against a note from Jeffrey Postal. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of September 30, 2015, the total amount due under this note was $261,014 including accrued interest of $11,014.

On May 20, 2015, Capstone Industries, Inc. received $500,000 against a note from Jeffrey Postal. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month.  This note was paid in full during the quarter ended September 30, 2015.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On June 15, 2015, Capstone Industries, Inc. received $400,000 against a note from Phyllis Postal,   mother of Jeffrey Postal. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month.  This note was paid in full during the quarter ended September 30, 2015.

On June 16, 2015, Capstone Industries, Inc. received $500,000 against a note from Jeffrey Postal. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of September 30, 2015, the total amount due under this note was $517,425 including accrued interest of $17,425.

On June 18, 2015, Capstone Industries, Inc. received $400,000 against a note from George Wolf, a consultant. The note is due on or before December 31, 2015, and carries an interest rate of 1.0% simple interest per month. As of September 30, 2015, the total amount due under this note was $413,677 including accrued interest of $13,677.

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC (“PCF”), a private capital funding company owned by Jeffrey Postal and James McClinton, the Company’s Chief Financial Officer.  Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of
8%.  This loan was amended and the due date has been extended until April 1, 2016. As of September 30, 2015, the loan balance under this agreement was $613,264 including interest of $115,264.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of September 30, 2015, was $3,485,064 including accrued interest of $493,118. The notes and loan payable to related parties mature during 2015 and 2016.

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

Rent expense amounted to $35,144 and $34,655 for the three month periods ended September 30, 2015 and 2014, respectively.  Rent expense amounted to $105,503 and $86,359 for the nine month periods ended September 30, 2015 and 2014, respectively.

The lease obligations under these agreements for the next five years are as follows:

Year Ended December, 31,	US	HK	Total
2015	$89,150	$48,000	$137,150
2016	90,710	6,000	96,710
2017	7,559	-	7,559
Total lease obligation	$187,419	$54,000	$241,419

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with a Consultant, whereby the Consultant will be paid $10,500 per month through December 31, 2015 and $12,500 per month from January 1, 2016 through December 31, 2017. The agreement can be terminated upon 30 day’s notice by either party. The Company may, in its sole discretion at any time after December 31, 2015 convert the Consultant to full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year.  During 2014 and 2013,

Mr. Wallach was paid $287,164 and $285,586 under the Employment Agreement. An amount of $40,233 has been accrued and is included in the September 30, 2015 and December 31, 2014 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The initial term of the contract began February 5, 2008, and ended on February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013.  The Company’s Compensation Committee has further extended the agreement with the same terms for an additional three years through February 5, 2016.

On February 5, 2008, the Company entered into an Employment Agreement with James McClinton. Mr. McClinton will be paid $150,000 per annum.  As part of the agreement, Mr. McClinton will receive a minimum increase of 5% per year. During 2014 and 2013, Mr. McClinton was paid $191,442 and $190,398, respectively under the Employment Agreement.  An amount of $572 has been accrued and is included in the September 30, 2015 and December 31, 2014 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The term of the initial contract began February 5, 2008, and ended February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company’s Compensation Committee has further extended the agreement with the same terms for an additional three years through February 5, 2016.

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

On January 2, 2015, the Company granted 3,000,000 stock options to two directors of the Company and 150,000 stock options to the Company Secretary.  The options vested on August 5, 2015.

On August 6, 2015, the Company granted 3,000,000 stock options to two directors of the Company and 150,000 stock options to the Company Secretary.  The options will vest on August 5, 2016.

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
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

For the nine month period ended September, 30 2015, the Company recognized compensation expense of $81,219 related to these stock options. A further compensation expense of $14,250 will be recognized for these options in 2015 and $33,981 in 2016.

The following table sets forth the Company’s stock options outstanding as of September 30, 2015 and December 31, 2014 and activity for the periods then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, December 31, 2013	74,383,333	$ 0.029	3.28	$ -
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-

Outstanding, December 31 , 2014	77,533,333	$ 0.029	2.36	$ -
Granted	6,300,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	(4,750,000)	0.029	-	-
Outstanding, September 30, 2015	79,083,333	$ 0.029	1.98	$ -

Vested/exercisable at December, 31, 2014	77,533,333	$ 0.029	2.36	$ -
Vested/exercisable at September 30, 2015	75,933,333	$ 0.029	1.85	$ -

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.029	54,983,333	1.58	$.029	54,983,333
$.029	2,500,000	2.58	$.029	2,500,000
$.029	700,000	3.58	$.029	700,000
$.029	1,000,000	2.08	$.029	1,000,000
$.029	150,000	2.33	$.029	150,000
$.029	850,000	3.67	$.029	850,000
$.029	300,000	4.75	$.029	300,000
$.029	4,500,000.75		$.029	4,500,000
$.029	150,000	5.75	$.029	150,000
$.029	4,500,000	1.83	$.029	4,500,000
$.029	3,000,000	3.25	$.029	3,000,000
$.029	150,000	8.25	$.029	150,000
$.029	3,000,000	4.25	$.029	3,000,000
$.029	150,000	9.25	$.029	150,000
$.029	3,000,000	4.83	$.029	-
$.029	150,000	9.83	$.029	-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

As of September 30, 2015, the Company had significant net operating loss carry forwards remaining that will begin to expire in 2022. The Company has determined that a full valuation allowance against its net deferred taxes is necessary as of both September 30, 2015 and December 31, 2014.

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

The provision for income taxes for the three and nine month periods ended September 30, 2015 and 2014 was calculated based on the estimated annual effective rate for the full 2015 and 2014 calendar years, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

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

The aggregate carrying amount of cost method investments at September 30, 2015 and December 31, 2014 consisted of the following:

	2015	2014
AC Kinetics Series A Convertible Preferred Stock	$500,000	$500,000

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, at September 30, 2015 and December 31, 2014, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements. See “Special Note Regarding Forward Looking Statements” below for certain information concerning those forward- looking statements.  As used below, “our” and “we” refers to the Company and its subsidiaries.

Special Note Regarding Forward Looking Statements.

This report contains forward-looking statements that are contained principally in the sections describing our business as well as “Risk Factors,” and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to; the factors described in the section captioned “Risk Factors” in our latest annual report on Form 10-K filed with the SEC. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions (including the negative and variants of such words) intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding growth and changes in the consumer product markets in which we sell our products and in the consumer specialty lighting industry and our other industries in general;
•	our expectation regarding increasing demand for our products and changes in consumer tastes;
•
our belief that we will be able to effectively compete with our competitors and increase or maintain our market share as well as our prospects in new geographical markets and in any new ventures or product lines;

•	our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes or changes or expansion of our product lines;
•	our ability to obtain affordable funding when required; and
•	our future business development, results of operations and financial condition, including any efforts to penetrate new markets in the world or to launch new product lines.

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

The Company is a “penny stock” under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company’s Common Stock lacks sufficient or active primary market maker and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of October 20, 2015, the Common Stock was trading at $.02 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this Report on Form 10-Q and other SEC filings of the Company.

Use of Certain Defined Terms. Except as otherwise indicated by the context, references in this quarterly report to:

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“PRC” or “China” means the People’s Republic of China and Hong Kong Special Administrative Region (“Hong Kong”).

“SEC” and “Commission” means the U.S. Securities and Exchange Commission.

General.

Capstone Companies, Inc., a Florida corporation, (“CAPC,” “Company,” “we,” or “our”) is a public holding company with its Common Stock, $0.0001 par value per share, (“Common Stock”) quoted on the OTCQB system of The OTC Markets Group, Inc. and, since July 6, 2012, under the trading symbol “CAPC.”  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2014.

Available Information.

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

Factors Affecting our Financial Performance.

Our operating results are or may be primarily affected by the following factors:

* Our ability to achieve and maintain profitability and positive cash flow, which in turn is dependent on;

* Our ability to develop and effectively update and market our products;

* Our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire inventory;

* Our ability to identify and pursue channels through which we will be able to market our products;

* Our ability to attract new customers to our websites who are interested in purchasing our products;

* Our ability to manage our costs and maintain low overhead as well as access affordable funding on a timely basis; and

* Our sales are dependent on our ability to attract retail customers on cost-effective terms. Studies like The Neilson Company’s August 2014 “E-Commerce: Evolution or Revolution in the Fast Moving Consumer Goods World,” document that e-commerce is increasingly important in consumer goods industry. With the growing importance of e-commerce and Web-based or online marketing through online mediums like Facebook, My Space, Yahoo!(R) Groups and amateur websites such as YouTube.com, as well as “viral” marketing, online blogs and consumer use of Internet search engines, we recognize a need to enhance our such non-traditional marketing avenues, but we may be unable to successfully develop such non-traditional marketing strategies and efforts or may lack the available funds to do so as long as traditional marketing and sales through retailers and their stores remain our central marketing and sales strategy. Reliance on traditional brick-and-mortar retailers is itself a risk factor for our company.

Introduction.

The following discussion and analysis provides an introduction to our company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2015 compared with the same period in 2014 and (ii) financial liquidity and capital resources.

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

Strategy.

Our objective is to increase revenues, profitability, and cash flow while enhancing our position as a leading manufacturer, marketer and distributor through the ongoing development of innovative and technologically advanced ideas and concepts for the LED Home Lighting consumer product categories.  We plan to leverage our product successes by expanding our offerings into all categories of the LED Home Lighting segments.  To successfully enter into the expanded new Home LED segments, we determined a highly recognized national brand would be advantageous to gain market entry with specific retailers focused on national brands.  With this strategy in place, in early 2014 the Company initiated a search for a brand name and marketing campaign that would resonate with consumers.  The brand had to have a rich heritage, trusted by American homeowners for high performance, quality and innovative products.  Capstone commissioned a brand extension research study to understand consumer perspectives when it comes to Hoover as a lighting brand.  With the study validating the value of the brand for LED products and the product strategy finalized, the Company introduced its expanded product lines of Hoover LED Home brand at the International Hardware Show in May 2015.

Our investment in AC Kinetic Technologies, an Armonk, New York technology development company, in 2013 has allowed us to develop certain innovative concepts that the Company has conceived that are complex and that will hopefully yield intellectual property which will further differentiate the Company’s products from other off-the-shelf products commonly marketed at retail.  The Company plans to exploit the technologies developed by AC Kinetic Technologies within its own products both labeled under Capstone and under Hoover.  The first of these products was introduced at the International Hardware Show and have been presented to various major retailers since the launch.

We have proven experience in introducing new products to retail market channels and believe that provides the Company a competitive edge.  In the Company’s early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable position in the market with minimal cost of entry.  In 2015, the Company has launched its largest offer of new products that is expected to expand the Company’s distribution beyond its current product placements.  The new products will not only introduce additional functionality to existing categories of products that are meaningful to consumers but  is also intended to revitalize categories that have grown stale due to perceived minimal investment and creativity by competitors. The Company’s desired product(s) characteristics are as follows:

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

Due to the extensive, modern manufacturing, design and engineering capabilities in China, and the lower labor costs, we believe that it is more economical and efficient to continue to manufacture certain products in China and have the product shipped to the U.S. rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the U.S.  However, as design technologies can influence the degree of manual labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China to be challenged.  In these cases, the Company will evaluate production opportunities in the U.S.

The Company has begun to utilize U.S. based industrial design support to augment the Capstone International HK Ltd. (CIHK) Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or “IP”. These products are currently going through final certification and testing and will be available by the end of the year.

In 2013, as a result of the increased number of product lines and factory partners, the Company expanded CIHK’s operations in Hong Kong, with additional personnel experienced in engineering and design, product development, international logistics and quality control. As of the date of this Report on Form 10-Q, we have filled key management and staff positions and CIHK’s operations are fully operational. These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive, product development, quality control and logistics support to our factory partners to ensure timely shipments.  In anticipation of the Company’s expected growth, we have continued our investment to ensure overseas factory performance meets stringent tolerances which are designed to maintain our competitiveness and operational excellence.

We believe that the Company can expand its international sales primarily by leveraging our relationships with global retailers and by strengthening our international network.  With our Hong Kong office in place, and our extensive products launch campaigns underway, they will assist in placing more products into foreign channels.  We have achieved our initial expansion goal to establish product sales and presence in Taiwan, Japan, South Korea, Australia and have just recently shipped into the United Kingdom.

We will not be able to judge the results of our strategy and efforts in Hong Kong as well as new product lines discussed below until fiscal year 2016.

Products and Customers.

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

Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in our largest consumer markets and targeted, growing international market opportunities. While we have traditionally generated the majority of our sales in the domestic U.S. market, we perceive the growing urbanization; rising family incomes and increased living standards abroad have spurred potential demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone Industries brands to markets outside the U.S. including Central and South America, Mexico, Taiwan, Korea, Australia, Japan, Canada and the United Kingdom.  We anticipate further expansion into Europe as well as other markets where our U.S. customers have strong global initiatives.  Due to the rate of natural and man-made occurrences resulting in loss of electricity worldwide, we are optimistic about the continued growth rate in fiscal years 2015 and 2016 for our power failure lighting programs.  This assumption is not based on independent market surveys or marketing data, but rather is based on our understanding of our industry segments and market demand in each such segment.  We do not anticipate being able to fully evaluate efforts to expand our geographical markets until fiscal year 2016.

We believe the Company is well positioned to become a leading manufacturer in what we perceive as the rapidly growing LED home lighting and security lighting segments in its markets and we intend to continue to be a leader of power-failure lighting solutions for consumers in our distribution channels.  We believe we will maintain our revenue growth because of our past ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress and actual results depend~~s~~ on a number of assumptions and factors, including ones mentioned in “Risk Factors” below.

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

Sales and Marketing.

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

Competitive Conditions.

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

Working Capital Requirements.

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

Raw Materials.

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

CONSOLIDATED OVERVIEW OF OPERATIONS.

Revenue, net.

For the 3 months ended September 30, 2015 and 2014, total net sales were approximately $7,747,400 and $7,738,900, respectively, a slight increase from the previous year but this represents a record revenue quarter for the Company.

For the 9 months ended September 30, 2015 and 2014, total net sales were approximately $8,751,000 and $13,008,600, respectively, a reduction of $4,257,600 or 32.7% from the previous year.

As discussed in the Form 10-Q report for the fiscal quarter ending June 30, 2015, revenue in the first six months of 2015 was adversely impacted by the West Coast Port Dispute and our strategic decision to curtail orders until our new products were launched in May 2015. The revenue in the third quarter ended September 30, 2015,  is attributed to the May 2015 launch of the Company’s innovative new products such as the Wireless Remote Control Puck Lights, the next generation Wireless Remote Control Outlets and the new version of our 3 in 1 LED Power Failure Light. The Company also continued to increase shipments to overseas markets during the period.

Cost of Sales.

For the 3 months ended September 30, 2015 and 2014, cost of sales were approximately $5,767,300 and $6,621,600, respectively, a reduction of $854,300 or 12.9% from the previous year. Even though net revenue in the quarter has increased over last year, cost of sales has been greatly reduced as a result of engineering and product design efficiencies in our new products combined with aggressive price negotiations with the factories by our Hong Kong office.

For the 9 months ended September 30, 2015 and 2014, cost of sales were approximately $6,410,200 and $10,232,000, respectively, a reduction of $3,821,800 or 37.4% from the previous year. The reduced cost of sales was the result of the lower sales volumes in the period and the lower unit costs associated with the product mix that was sold in the period.

Gross Profit.

For the 3 months ended September 30, 2015 and 2014, gross profit was approximately $1,980,100 and $1,117,300 respectively, an increase of $862,800 or 77.2% higher than the same period in 2014. Gross profit as a percentage of sales was 25.6% in the three month period compared to 14.4 % in the same quarter in 2014. This represents a significant margin improvement over last year. In the third quarter 2014 we provided $728,000 of marketing allowances and incurred a $225,000 once off manufacturing cost that greatly reduced the gross profit for that period.

For the 9 months ended September 30, 2015 and 2014, gross profit was approximately $2,340,800 and $2,776,700 respectively, a reduction of $435,900 as compared to the same period in 2014. The lower gross profit for the nine months ended September 30, 2015 was mainly the result of lower sales volume incurred during the first six months of 2015.

Gross profit as a percentage of sales was 26.7% in the nine month period compared to 21.3 % in the same period in 2014. The increased gross profit as a percentage of sales for the 9 months ended September 30, 2015 is mainly the result of a reduction in promotional expenses provided to retailers during the period. As previously referenced above, in the 9 months ended September 30, 2014 the Company incurred approximately $953,000 of promotional allowances and other expense that eroded the gross profit in that period.

Operating Expenses.

For the 3 months ended September 30, 2015 and 2014, total operating expenses were approximately $621,200 and $759,200 respectively, a reduction of $138,000 or 18.2% as compared to same period in 2014.

For the 9 months ended September 30, 2015 and 2014, total operating expenses were approximately $1,983,400 and $2,413,300 respectively, a reduction of $429,900 or 17.8 % as compared to same period in 2014.

For the three months and nine months ended September 30, 2015, total expenses were lower than the same periods last year. The following summarizes the major expense variances by category as compared to 2014.

Sales and Marketing Expenses.

For the 3 months ended September 30, 2015 and 2014, sales and marketing expenses were approximately $16,700 and $81,100 respectively, a reduction of $64,400 or 79.4%.

For the 9 months ended September 30, 2015 and 2014, sales and marketing expenses were $185,200 and $455,100 respectively, a reduction of $269,900 or 59.3%. With the launch of the new product lines and the resulting strong sales with consumers, the Company has not been required to provide as much advertising promotions funds for the period as compared to last year when the Company provided $323,700 in retail promotion expense.

Compensation Expenses.

For the 3 months ended September 30, 2015 and 2014, compensation expenses were approximately $314,000 and $375,800 respectively, a reduction of $61,800 or 16.4%.

For the 9 months ended September 30, 2015 and 2014, compensation expenses were $1,007,300 and $1,045,900 respectively, a reduction of $38,600 or 3.7%.  Overall compensation expenses have been reduced as a result of the reduction of personnel, however consulting professional fees have increased as we replaced a sales position with a sales consultant.

Professional Fees.

For the 3 months ended September 30, 2015 and 2014, professional expenses were approximately $56,900 and $38,700 respectively, an increase of $18,200 or 47.0%.

For the 9 months ended September 30, 2015 and 2014, professional expenses were approximately $202,500 and $144,700 respectively, an increase of $57,800 or 40.0%. The higher expense is the result of the Company engaging the services of a sales consultant to support the U.S. office marketing efforts.

Product Development Expenses.

For the 3 months ended September 30, 2015 and 2014, product development expenses were approximately $74,700 and $95,400, respectively, a reduction of $20,700 or 21.7%.

For the 9 months ended September 30, 2015 and 2014, product development expenses were approximately $181,200 and $312,300, respectively, a reduction of $131,100 or 42.0%. In 2014, the product development expense levels were very high as the Company was developing new products that incorporated A.C. Kinetics technology. In 2015, these expenses are running at our normal historical level.

Other General and Administrative.

For the 3 months ended September 30, 2015 and 2014, other general and administrative expenses were approximately $158,800 and $168,300 respectively, a reduction of $9,500 or 5.6%.

For the 9 months ended September 30, 2015 and 2014, other general and administrative expenses were approximately $407,100 and $455,200, respectively, a reduction of $48,100 or 10.6%. This reduction was primarily the result of reduced banking fees caused by the lower sales volume during the first half of the 2015 fiscal year.

Net Operating Income.

For the 3 months ended September 30, 2015 and 2014, the operating income was approximately $1,359,000 and $358,000, respectively, for an increased operating income of $1,001,000 or 280% as compared to the same period in 2014.

For the 9 months ended September 30, 2015 and 2014, the operating income was approximately $ 357,400 and $363,400, respectively, for an operating income reduction of $6,000 as compared to the same period in 2014.

With a record gross profit of $1,980,100, reduced operating expenses of $621,100, the Company has achieved a record Net Operating Income of $1,359,000, for the 3 months ended September 30, 2015. In comparison to the same quarter 2014, the Company has been able to improve gross profit by $862,800, reduce operating expenses by $138,000 for a combined Net Operating Income improvement of approximately $1,001,000 or 280% in the quarter.

Interest Expense.

For the 3 months ended September 30, 2015 and 2014, interest expenses was approximately $111,700 and $69,500, respectively, for an increase of $42,200 or 60.7% as compared to same period in 2014.

For the 9 months ended September 30, 2015 and 2014, interest expenses were approximately $205,900 and $223,000, respectively, for a reduction of $17,100 or 7.6% as compared to same period in 2014.

Interest expense in the third fiscal quarter of September 30, 2015, has increased, resulting from the additional funding required to support the purchase of raw materials for the large order backlog and the expansion of Accounts Receivable balances resulting from the higher volume of shipments.

Net Income.

For the 3 months ended September 30, 2015, the Company had a net income of approximately $1,247,300 as compared to $286,500 in the same period last year for an increased net income of $960,800 or 335%.

For the 9 months ended September 30, 2015, the Company had a net income of approximately $151,500 as compared with a net income of $134,000 in the same period last year for a net increase of $17,500 or 13.1%.

The third quarter 2015 performance, with the increased revenue, higher gross margins and reduced operating expenses,  has reversed a half year loss of $(1,095,900) into a nine month profit of $151,500. This represents a net income improvement of $1,247,300 in the third quarter 2015 quarter. The significant improvement in gross margin during the period has confirmed the Company’s earlier strategic decision to curtail sales in the first half, as the higher new margins could have been reduced by promotional allowances to retailers to sell off older products. With the release of many other new products and the launch of the Hoover brand we have a $7,000,000 backlog to be shipped in the fourth quarter 2015 and a strong backlog moving into the first quarter 2016.

Off-Balance Sheet Arrangements.

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations.

The following table represents contractual obligations as of September 30, 2015:

	Payments Due by Period
	Total	2015	2016	2017	After 2018

(In thousands)
Accounts Payable and accrued expense	$1,812	$1,812	$-	$-	$-
Notes Payable Sterling Factors	4,184	4,184	-	-	-
Notes and loans payable to related parties-current maturities	3,485	1,453	2,032	-	-
Operating Leases	139	35	96	8	-
Interest on Short-Term Debt	121	74	47	-	-
Total Contractual Obligations	$9,741	$7,558	$2,175	$8	$-

Notes to Contractual Obligations Table.

Purchase Obligations — Purchase obligations are comprised of the Company’s commitments for goods and services in the normal course of business.

Notes Payable — See notes 3 and 4 of the Financial Statements footnotes.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES.

	For the Nine Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Net cash provided by (used in):
Operating Activities	$(5,294)	$1,411
Investing Activities	$(58)	$(45)
Financing Activities	$5,297	$(1,485)

The Company’s borrowing capacity with Sterling National Bank, funding support from Directors and cash flow from operations provide us with the financial resources needed to run our operations and reinvest in our business. However to fund the development, expansion, marketing and inventory of the new branded product line, the Company will require additional working capital during this development phase. The Company will review alternate sources to supplement funding for working capital and debt service. However, Company’s Chief Executive Officer and Director Stewart Wallach and Company Director Dr. Jeffrey Postal have provided additional temporary funding to supplement funding shortfalls during this launch phase.

Operating Activities.

Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.

In the first nine months of 2015 Cash (used in) operating activities was approximately ($5,294,000) compared with approximately $1,410,900 provided by operating activities in the same period 2014. During 2015, due to the increase in revenue, the Company’s Accounts Receivables increased by $6,377,000 which was the main reason for the increased in Cash used, however it was slightly offset by an increase in Accounts Payable of $1,168,000.

Investing Activities.

Cash (used in) investing activities in the first nine months 2015 was $(58,200) compared to $(44,700) in the same period 2014 which related to the purchase of property and equipment.

Financing Activities.

Net cash provided by or (used in) financing activities for the nine months ending September 30, 2015 was $5,296,700 and $(1,485,000) in the same period 2014. During 2015 the Company has increased notes payable from both the bank and related parties in order to fund the large orders being processed. The Company’s ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.

As discussed in Note 3, Notes Payable, during the period from July 2014 through September 2015, the Company’s credit line with Sterling National Bank was temporarily increased from $4,000,000 to $7,000,000 to provide additional funding to cover the increased sales volume during the holiday season. As of September 30, 2015, the maximum amount that can be borrowed on this credit line is $7,000,000.

As of September 30, 2015, the Company was in compliance with all of the covenants pursuant to existing credit facilities.

Directors and Officers Insurance: The Company currently operates with Directors and Officers insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: The Company’s major expense has been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers, trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels. With the current reduced price of world oil, although labor costs are continuing to increase, the Company expects costs to remain stable with the Chinese manufacturers. The Company generally has been able to reduce cost increases by negotiating volume purchases or re-engineering products. With our Hong Kong office firmly established, the Company expects that prices will remain steady through 2016.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended September 30, 2015.

Credit Risk: The Company has not experienced significant credit risk, as most of our customers are long-term customers with superior payment records.  Our managers monitor our receivables regularly and our Direct Import Programs are shipped to only the most financially stable customers or advance payments before shipment are required for those accounts less financially secure.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Company maintains “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of September 30, 2015, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 4(T).  Controls and Procedures.

Changes in internal controls:  There were no changes in our internal controls over financial reporting that occurred during the three months covered by this Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any material pending or threatened legal proceedings and, to the best our knowledge, no such action by or against us has been threatened.  From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on its financial position, results of operations or status as a going concern.

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

Global Economic Fragility – The ongoing turmoil in the global economy, especially in the U.S., may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending, which have deteriorated and may remain depressed for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.  Further, since our products are made in China, we are vulnerable to disruptions in processing of shipments of products through ports or in general to trade disputes between the U.S. and China.

Liquidity - The Company realized a net income of $151,500 for the first nine months ended September 30, 2015 as compared to a net income of $134,000 in the same period 2014.  Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  The Company’s liquidity is expected to be sufficient through 2015, resulting from the combination of our existing cash position, improved operational cash flow as a result of improvements to our operating results, the Company’s borrowing capacity with Sterling National Bank and as needed, funding support from Company Directors (see Note 4 to the financial statements).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending September 30, 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are filed as part if this Report on Form 10-Q or are incorporated herein by reference.

EXHIBIT #	EXHIBIT TITLE

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ^

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ^

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, ^

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, ^

101
Interactive data files pursuant to Rule 405 of Regulation S-T.  Filed with this Report on Form 10-Q for Capstone Companies, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or Section 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capstone Companies, Inc.

Dated:    November 16, 2015

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer