Form 10-K
period 2015-12-31
CAPSTONE COMPANIES, INC.
filed 2016-03-23
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

(954) 252-3440
(Small business issuer's telephone number, including area code)

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
Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting Company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of, March 11, 2016 was approximately $14,439,799.
Number of shares outstanding of the Registrant's Common Stock, as of March 11, 2016, is 721,989,957.

DOCUMENTS INCORPORATED BY REFERENCE

None

DEFINITIONS:

As used in this Annual Report on Form 10-K, the following terms have the stated meaning or meanings:

(1)	"Capstone Lighting Technologies, L.L.C." or "CLTL" is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	"Capstone International Hong Kong Ltd" or "CIHK" is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company.
(3)	"Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as "CAPI."
(4)
"Capstone Companies, Inc.," a Florida corporation, may also be referred to as "we," "us" "our," "Company," or "CAPC." Unless the context indicates otherwise, "Company" includes in its meaning all of Capstone Companies, Inc.  Subsidiaries.

(5)	"China" means Peoples' Republic of China.
(6)	"W" means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	"SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(10)	"Subsidiaries" means Capstone Industries, Inc. (CAPI), Capstone International H.K Ltd., (CIHK), and Capstone Lighting Technologies, Inc. CLTL.
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, which is the same as a calendar year basis.

We may use "FY" to mean "fiscal year" and "Q" to mean fiscal quarter in this Report.  Further, "OEM" means "original equipment manufacturer."

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report") contains statements that constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act 1995, as amended.  Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to: Company's future business and financial prospects; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like "expect," "anticipate," "hope," "project," "may" or similar words.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company's control or ability to foresee.  The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or "material" depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" and a micro-cap Company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

PART I

Item 1.  Business

We are a public holding company organized under the laws of the State of Florida. We design and manufacture a line of specialty power failure lighting solutions and other innovative specialty consumer products for the North American and Global retail markets through our operating subsidiary.  CIHK was established to expand our product development, engineering and factory resource capabilities in Hong Kong.  Our product line consists of stylish, innovative and easy to use consumer lighting products, including power failure multi-function handheld lights, power failure multi-function nightlights and wall-plates, decorative nightlights, wireless motion sensor lights, remote control battery powered accent lights and remote control outlets.  Our products are sold under CAPI brand name, "Capstone Lighting"and also under a nationally recognized licensed brand.  We seek to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, through our three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.

Business Strategy

Our objective is to increase profitability, cash flow and revenues while enhancing our position as a leading manufacturer, marketer and distributor through the ongoing development of innovative and technologically advanced ideas and concepts for the LED Home Lighting consumer product categories.  We plan to leverage our product successes by expanding our offerings into all categories of the LED Home Lighting product lines.  We have established the 'Capstone Lighting' brand in the power failure and wireless motion sensor light product lines.  To successfully enter into the expanded new Home LED product lines, we determined a highly recognized national brand could be advantageous.  In 2014 the Company initiated a search for a brand name that would resonate with consumers.  The desired brand had to have a rich heritage, trusted by American homeowners for high performance, quality and innovative products.  With the brand name secured and marketing campaign finalized, the Company successfully launched its largest expansion of new products in the Company's history at the International Hardware Show in May 2015.  The Company will continue its product expansion with major product releases scheduled for the International Hardware Show in May 2016.

Our investment in AC Kinetic Technologies, an Armonk, New York technology development company, has allowed us to develop certain innovative concepts that the Company has conceived that are complex and that will hopefully yield intellectual property which will further distinguish the Company's products from other off-the-shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies developed by AC Kinetic Technologies within the Company's own products, both labeled under "Capstone" and under the new brand.  The first of these products were introduced to the market in May 2015 at the International Hardware Show and are currently being reviewed by our retail customers.

Perceived or Essential Strengths. We have extensive experience in introducing new products to retail market channels and believe that provides us a competitive edge.  In our early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of entry.  In May 2016, the Company plans to launch another extensive array of new products at the International Hardware Show.  The new products will not only introduce additional functionality to existing categories of products that are meaningful to consumers but will also seek to revitalize categories that have grown stale due to minimal investment and creativity by competitors.  The Company's desired product(s) characteristics are as follows:

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

Due to the extensive, modern manufacturing, design and engineering capabilities in China, and the lower unit costs in China, we believe that it is more economical and efficient to continue to manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, we believe this Chinese manufacturing resource gives us the level of production cost and quality that allows us to be competitive with larger competitors in the United States.  However, as design technologies can influence the degree of hand labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China to be challenged.  In these cases, the Company will evaluate production opportunities in the United States.

The Company has begun to utilize U.S. based industrial design support to augment the CIHK's Hong Kong based team, and to isolate and protect some of the Company's latest intellectual property or "IP".  The Company has at the same time expanded CIHK's operations in Hong Kong, with additional personnel experienced in engineering and design, product development, international logistics and quality control.  These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company initiated its expansion in Hong Kong in 2013 as product line extensions and increased number of factories utilized became factors.  In anticipation of the Company's expected growth we have continued our investment to ensure overseas factory performance meets stringent tolerances to maintain our competitiveness and operational excellence.

We have expanded our international sales primarily by leveraging our relationships with our existing global retailers and by strengthening our international product offerings.  With our Hong Kong office in place, they will assist us in placing more products into foreign market channels.  This year we have surpassed our initial expansion goal with product sales in Australia, Canada, Japan, South Korea, Taiwan and the United Kingdom. International sales represented 7% of total net revenue with 93% of net revenue originating from the United States.

Products and Customers

The Company has earned the recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than earlier years when we were more focused on proving our ability to perform in the big box retail environment while supplying a short line of products.  We are now determined to expand our product positioning through the introduction of many more indoor and new outdoor lighting programs both under the "Capstone" brand and the new licensed brand.  We will also be adding hardwired solid state products to our programs in addition to the existing battery and induction powered product lines.

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Costco Wholesale, Home Depot, Lowes, Office Depot, Sam's Club, The Container Store, True Value, Wal-Mart, Canadian Tire and Amazon. These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies, and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in our largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone brands to markets outside the U.S. including Central and South America, Taiwan, South Korea, Australia, Japan United Kingdom and Canada.

We believe CAPC is well positioned to become a leading manufacturer in the rapidly growing LED home lighting and security lighting segments. Our efforts to achieve such a goal are ongoing.  Sluggish economic growth in North America in past two years and the global angst caused by a decline in the rate of Chinese economic growth in the past year are factors that hinder expansion in the consumer goods market.  We believe we will maintain our revenue growth because of our ability to deliver products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below. Critical to growth are economic conditions in our markets that foster greater consumer spending as well as success in our initiatives to distinguish our brands from competitors by design, quality, and scope of functions and new technology or features.

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

We believe our ability to serve retailers with a broad array of branded products and quickly introduce new products will continue to allow us to further penetrate our existing customer bases, while also attracting new customers. Our primary, perceived challenge is creating sustained consumer demand for our products in a growing number of markets and attaining sustained profitability, which challenge is complicated by the cost of new product development and costs of penetrating new markets.

Sales and Marketing

CAPC's products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involve direct executive management participation.  The Company will also be targeting direct to retail clients through CIHK for products that fall outside Capstone's branded categories but are innovative and preferably exclusive to CIHK.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

We depend on e-commerce efforts of Amazon and our retail customers in lieu of pursuing our own aggressive in-house e-commerce effort.  We believe this reliance on Amazon and retail customer e-commerce is the most efficient and effective approach for the Company.

We maintain a Facebook website at https://www.facebook.com/powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed a Social Media campaign based on third party sponsors or promoters.

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

Working Capital Requirements

The Company has reaffirmed its decision to extend its business model to expand distribution so that products can now be offered from our Anaheim, California warehouse for U.S. domestic shipments to such noted retailers as Home Depot, Office Depot, True Value and Wal-Mart for non-seasonal periods.  This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores. The Company may require additional working capital to fund the cost of new product molds, product testing and certifications, package design work, expansion of the sales support team in the U.S. and further expansion of the design and engineering capabilities in our Hong Kong office to support expansion.

As required, additional funding options will be considered to ensure that product launches are never held back as a result of funding shortfalls.  Certain members of Company's management and Board of Directors supplemented the cash flow needs as required through short term loans.  Access to affordable, timely funding could be critical to our ability to compete and expand our market share.  Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management's Discussion and Analysis of Operations below.

Competitive Conditions

The consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by brand perceptions, product performance and value perception, customer service and price.  Our principal lighting competitors in the U.S. are Jasco, Energizer and Sylvania.  We believe private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Target, Wal-Mart, Home Depot, and Costco offer lighting as part of their private branded product lines.  Many of competitors have substantially greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.  Competitors with greater resources could undermine our expansion efforts by marketing campaigns targeting our expansion efforts or price competition.

With trends and technology continually changing, CAPC will continue to endeavor to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by our investment in AC Kinetic Technologies.  Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors.

Raw Materials

The principal raw materials used by the Company are sourced in China, as we manufacture our products exclusively through contract manufacturers in the region.  Raw materials used in manufacturing include plastic resin, copper, led bulbs, batteries, and corrugated paper. Prices of materials have remained lower and competitive in the last year as a result of lower oil prices and the strengthening U.S. dollar. CAPC believes that adequate supplies of raw materials required for its operations are available at the present time.  CAPC,  cannot predict the future availability or prices of such materials.  These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances.  In the past, CAPC has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.  Our Hong Kong office is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio.  Quality testing for these products is performed both by our Hong Kong office and by our globally recognized third party quality testing laboratories.

Section 1502 of Title XV of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires SEC-reporting companies to disclose annually whether any conflict minerals are necessary to the functionality or production of a product.  Based on our inquiries to our manufacturers, we do not believe as of the date of such inquiries that any conflict minerals are used in making our products.

Seasonality

Sales for household products and electronics are seasonally influenced, with increased purchases by consumers during the key holiday winter season of the fourth fiscal quarter, which requires increases in retailer inventories during the third fiscal quarter.  In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and spike power failure light sales.  Many retailers now recognize a storm preparedness period and the Company believes that it is well positioned to gain market share in these sales periods. The Company's "Power Failure Solutions" products support this growing awareness.

Management expects that the new LED Home Lighting product offerings will not be as influenced by seasonal factors and will provide a more balanced revenue stream during the year once programs are executed fully at retail.

Intellectual Property

CAPC subsidiary, CAPI, owns a number of U.S. trademarks and patents which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents.  These include the following trademarks: Timely Reader, Pathway Lights, Timely Reader Booklights with Timer and Auto Shut Off and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  CAPC periodically prepares patent and trademark applications for filing in the United States and China.  CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC's ability to compete effectively in the power failure, portable lighting, and LED Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These relate primarily to lighting device improvements and manufacturing processes.

Value of Patents. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Issued patents or patents based on pending patent applications or any future patent applications may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. The validity and breadth of claims in technology patents involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain.

Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. We cannot assure shareholders that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.  We will assess any loss of these rights and determine whether to litigate to protect our intellectual property rights on a case by case basis.

We rely on trademark, trade secret, patent, and copyright laws to protect our intellectual property rights.  We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license intellectual property rights from others to support new product introductions.  There can be no assurance that w~~e~~ can acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us.  Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others, or will not be successfully challenged by others in lawsuits.  We do not have a reserve for litigation costs associated with intellectual property matters.

Distribution and Fulfillment

Since January 2015, the Company has transferred its U.S. domestic warehousing and distribution needs to a third party warehousing facility situated in Anaheim, California.  The warehouse distributor provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software.  The Company provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.  These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if we need to establish an east coast distribution point. This relationship will provide, if fully utilized, a major expansion of our U.S. distribution capabilities.

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

 Our research and development team ensures our proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds.  In order to ensure the quality and consistency of our products manufactured in Asia, we use globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each countries individual regulatory standards.  We also employ quality control inspectors who examine and test products to our specification before shipments are approved.  Our Hong Kong office capabilities have now been expanded to include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong and mainland China.

We will continue to invest in this area as we expand the number of products being developed and as we move into more technical and innovative product categories.  These costs are expensed when incurred and are included in the operating expenses.

Information Technology

In the normal course of business, we receive information regarding customers, associates, and vendors.  Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. Any security breach or event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties, or other means.

Employees

We employed 7 employees as of December 31, 2015 in our U.S. office and 7 employees in our Hong Kong operation.  We consider our relations with our employees to be good with none of our employees being subject to collective bargaining agreements.  We have no part-time workers.

The following table sets forth the number of employees by function:

Employee Function	Number of Employees
Executive	3
Sales/Customer Service/Distribution	4
Research & Development/Technology/Product Development	4
Administrative	3
TOTAL	14

Prior History

We were incorporated on September 18, 1986 as a Delaware corporation. Our initial public offering under the Securities Act was conducted in 1987.   We started as a blank check company.  From 1986 until the 2006 acquisition of CAPI, we experienced several changes in management, corporate name, and primary business lines, as well as reincorporation from Delaware to Colorado and then from Colorado to Florida in 2004.  We have had a stable management and business line since the acquisition of CAPI in 2006.

Acquisition of CAPI:  on September 15, 2006, we entered into a Stock Purchase Agreement with CAPI and Stewart Wallach, the sole shareholder, a director and a senior executive officer of CAPI.  Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of CAPI Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CAPC) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Preferred Stock is convertible into 15.625 million "restricted" shares of our Common Stock, $0.0001 par value.   On July 9, 2009, the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares.  The Series B-1 shares are convertible into Common Stock; at a rate of 66.66 of common shares for each share of Series B-1. On December 17, 2009, the outstanding Series B-1 shares were converted into common stock.

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

The 2012 JOBS Act. We qualify as an "emerging growth company," as defined in Title I of the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted "total annual gross revenues" to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $15.9 million for the fiscal year ended December 31, 2015. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

The JOBS Act provides scaled disclosure provisions for us, including, among other things: (a) permitting us to include only two years of audited financial statements in a registration statement filed under the Securities Act of 1933 for an IPO of common equity securities; (b) allowing us to comply with the smaller reporting company version of Item 402 of Regulation S-K (Executive Compensation); and (c) removing the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act of 2002. The JOBS Act also exempts us from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: the advisory "say-on-pay" vote on executive compensation required under Section 14A(a) of the Exchange Act; the Section 14A(b) requirements relating to shareholder advisory votes on golden parachute compensation; the Section 14(i) requirements for disclosure relating to the relationship between executive compensation and financial performance of the issuer; and the requirement of Dodd-Frank Act Section 953(b)(1), which will require disclosure as to the relationship between CEO and median employee pay.

Under Section 102(b)(1) of the JOBS Act, "emerging growth companies" can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for compliance with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."

Financing

On September 8, 2010, in order to support working capital needs, CAPI secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank) ("Sterling"), located in New York, whereby CAPI receives funds for assigned retailer shipments.  The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount.  The interest rate of the loan advance is ¼% above Sterling National Bank Base Rate, which at the time of closing was 5%.  As of December 31, 2015 and 2014, the balance due to Sterling was $2,275,534 and $286,945 respectively
In July, 2011, Stewart Wallach, the Chief Executive Officer and Director of CAPC and JWTR Holdings, L.L.C., a company owned by a CAPC director, Jeffrey Postal, entered into a Securities and Notes Payable Agreement with Howard Ullman, the previous Chairman of the Board of CAPC, whereby they would purchase equally all of Howard Ullmans notes.

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

Effective December 2, 2013, Capstone Industries, Inc., credit line with Sterling was further increased from $4,000,000 up to $6,000,000 to provide additional funding for increased revenue during the fourth quarter.  The credit line reverted back to $4,000,000 on February 28th, 2014.  On July 1st 2014, this line was further increased up to $7,000,000 to support increased fourth quarter revenue.  As of December 31, 2015, the maximum amount that can be borrowed under on this credit line was $7,000,000.

Item 1A.  Risk Factors.

In addition to other information contained in this Report, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements.  Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.  As a "penny stock," any investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled "Special Note Regarding Forward-Looking Statements" above for a discussion of what types of statements are forward looking statement.

CAPC faces risks associated with global economic conditions.

In general, CAPC's financial results can be significantly affected by negative economic conditions, inflationary or deflationary pressures, high labor or material costs, and unforeseen changes in consumer demand or buying patterns.  These general risks were heightened in recent years as economic conditions globally deteriorated significantly in 2008 and the recovery in most developed markets remains sluggish.  Such economic conditions could have potentially significant impacts on employment levels, consumer confidence and demand in many countries where CAPC markets its products, with a direct impact on our sales, profitability and our ability to generate sufficient internal cash flows or access credit at reasonable rates in order to meet future operating expenses, fund capital expenditures or repay debt as it becomes due.

The recent economic conditions and consumer shopping preferences affecting traditional brick and mortar retailers caused a number of our retail customers to reduce their inventories and more critically analyze their inventory management and product offerings, including possibly shifting purchasing patterns to lower-cost options.  Consumer online shopping has increased significantly and is anticipated to continue to rise.  Similar retailer customer activity could negatively impact CAPC's operating results.  In addition, declining financial performance by certain of our retailer customers could impact their ability to pay us on a timely basis, or at all.  Increasing retailer customer concentration on a global scale could result in reduced sales outlets for our products, greater negotiating pressures on CAPC, and global pricing requirements across markets.  CAPC periodically reviews a more aggressive e-commerce program for its products, but we have not made any significant investments in an e-commerce effort in fiscal year 2015. MasterCard Spending Pulse reported that on-line sales in the U.S. were up 20% while brick-and-mortar in-store sales fell 10.4% in the 2015 holiday season.  The decline in the brick-and-mortar retail in-store sales coupled with an increase in on-line sales has been the trend for the past three years.  A continuation of this trend may force a more aggressive e-commerce effort for our products.

Future unfavorable economic conditions may impact CAPC's earnings performance and our opportunities to reduce discretionary spending may be limited.  Any reductions in discretionary spending may have a greater than anticipated negative impact on future sales or brand equity.

CAPC relies on brick-and-mortar retailers.

We rely on sales to retailers with brick-and-mortar stores.  These retailers are losing sales to on-line sellers.  While most of our customers utilize e-commerce distribution, we may have to more aggressively develop e-commerce in-house and/or through on-line resellers with no brick-and-mortar stores in order to maintain or grow sales of our products.

CAPC success depends largely on the continued service and availability of key personnel.

Much of CAPC's future success depends on the continued availability and service of key personnel, including its Chief Executive Officer, executive team and other highly skilled employees.  We do not have key man insurance. We have employment agreements with our Chief Executive Officer and Chief Financial Officer.

CAPC's inadequate or expensive funding and financing alternatives.

CAPC's current short term debt level as of December 31, 2015, was $4,339,568 as compared to $2,223,624 as of December 31, 2014.  Our current debt structure consists of private placement note agreements from insiders and the Accounts Receivable factor line to fund investment, operations, and debt service. Future declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events, could negatively impact our ability to reduce outstanding debt as planned. If we have a shortfall in revenues without a corresponding reduction to its expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing).  Such financing would dilute the position of existing shareholders and put negative pressure on the market price of our Common Stock while possibly failing to provide adequate and ongoing working capital for the Company and its operations.

Other adverse consequences could include:

•	a significant portion of CAPC's cash from operations could be dedicated to the payment of interest and principal on our debt, which could reduce the funds available for operations;
•	the level of our debt could leave CAPC vulnerable in a period of significant economic downturn; and
•	CAPC may not be financially able to withstand significant and sustained competitive pressures.

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

The power failure and portable lighting products industries have been notable for the pace of innovations in product life, product design and applied technology.  CAPC and our competitors have made, and continue to make, investments in research and development with the goal of further innovation.  The successful development and introduction of new products and line extensions face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products.  In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

•	develop and fund research and technological innovations;
•	receive and maintain necessary intellectual property protections;
•	obtain governmental approvals and registrations;
•	comply with governmental regulations, and
•	anticipate consumer needs and preferences successfully.

The failure to develop and launch successful new products could hinder the growth of our businesses and any delay in the development or launch of a new product could also compromise our competitive position.  If competitors introduce new or enhanced products that significantly outperform CAPC's products, or if they develop or apply manufacturing technology which permits them to manufacture at a significantly lower cost relative to ours, we may be unable to compete successfully in the market segments affected by these changes.

Competition in CAPC's industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

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

Competition is based upon brand perceptions, product performance and innovation, customer service and price. CAPC's ability to compete effectively may be affected by a number of factors:

•
CAPC's primary competitors have substantially greater financial, marketing and other resources and greater market share in certain segments than CAPC does, as well as significant scale and negotiating leverage with retailers;

•
CAPC's competitors may have lower production, sales and distribution costs, and higher profit margins, than CAPC, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives;

•	loss of key retailer customers to competitors may erode CAPC's market share; and
•
the level and nature of advertising and promotional spending by CAPC could impact consumer demand, retailer decisions regarding our product offerings, limit our access to shelf space, and hinder our ability to expand distribution to new retailer customers.

The success of our products can suffer if our marketing plans or new product offerings do not have the desired impact on our brand's image or ability to attract consumers.  Further, our operating results could be adversely affected if one of our leading products suffers damage to its reputation due to real or perceived quality issues.

Changes in foreign, cultural, political, and financial market conditions could impair CAPC's international manufacturing operations and financial performance.

CAPC's manufacturing is currently conducted in China. Consequently, CAPC is subject to a number of significant risks associated with manufacturing in China, including:

•	the possibility of expropriation, confiscatory taxation, or price controls;
•	adverse changes in local investment or exchange control regulations;
•	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;
•	legal and regulatory constraints;
•	tariffs and other trade barriers; and
•	difficulty in enforcing contractual and intellectual property rights.

Currency fluctuations may significantly increase CAPC's expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of CAPC's sales in 2015 were transacted in U.S. dollars.  The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the Company volumes continue to increase, the leveraged buying power has enabled the Company to minimize the impact on costs.  In recent months the U.S. dollar has appreciated against the Chinese currency.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which CAPC and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

Changes in raw material costs or disruptions in the supply of raw materials could erode CAPC's profit margins and negatively impact manufacturing output and operating results.

Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates.  This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations, and financial condition.  In the past, substantial increases in the cost of a number of raw materials have been partially offset by price increases.  However, there is no certainty that CAPC will be able to offset future increases in raw material prices, especially given the competitive environment.  In addition, the supply of certain raw materials can be significantly disrupted by labor activity, political conflict, and disruptions to sourcing or transportation activities, which could impact our manufacturing output.

Loss of any of our principal customers could significantly decrease our sales and profitability.

The Company supplies product to the most recognized big box retailers across America and the highest concentration of its business in 2015 was in the flourishing warehouse club channel.  The Company's sales are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them.  As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time.  Any loss or substantial decrease in the volume of purchases by any of the Company's top customers would harm the Company's sales and profitability.

CAPC's businesses are subject to regulation in the U.S. and abroad.

The manufacture, packaging, labeling, storage, distribution, advertising and sale of our products are subject to extensive regulation in the U.S. and abroad.  This regulation includes, but is not limited to, the following:

•	in the U.S., claims and advertising with respect to our products are regulated by the Federal Trade Commission;
•	our operations are subject to taxation by federal, state, local and foreign taxing authorities;
•	in foreign countries where we manufacture or sell our products, we are subject to each countries taxing regulation, and in the U.S. by state and local authorities; and
•	our selling practices are regulated by competition and anti-trust authorities in the U.S. and abroad.

A finding that we are in violation of, or not in compliance with, applicable laws or regulations could subject us to civil remedies, including fines, damages, injunctions or product recalls, or criminal sanctions, which could be material.  Even if a claim is unsuccessful, is not merited, or is not fully pursued, the negative publicity surrounding such assertions regarding our products or processes could jeopardize our reputation and brand image.  Damage to our reputation or loss of consumer confidence in our products for any of these reasons could have a material adverse effect on our businesses, as well as require resources to rebuild our reputation.

While we believe we have obtained the necessary regulatory approvals to manufacture and sell our currently marketed products, new or more restrictive regulations or more restrictive interpretations of existing regulations could have an adverse impact on our businesses.  Additionally, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or "SOX", and new SEC regulations are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation and attraction as an investment may be substantially harmed.

Labor Strikes at Ports could delay shipments of our products and adversely affect our sales.

Since we have products shipped from China to our West Coast distribution center, the Los Angeles Port is the preferred port for shipments of our products.  The Los Angeles Port is a major distribution port for the U.S. As the Los Angeles Port has been afflicted by labor strikes in the past, such future disputes can delay processing of shipped imports for months and as a result could adversely affect our future sales.

CAPC's manufacturing facilities or supply channels may be subject to disruption from events beyond our control.

We currently utilize a number of manufacturing and packaging facilities in China for our products. Operations at such facilities may be subject to disruption for a variety of reasons, including:

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

Although we have contingency plans in place, and our third-party manufacturers can provide alternative sources of product supply in the event of manufacturing disruptions, if a major disruption were to occur, it could result in delays in shipments of products to customers or suspension of operations.

CAPC's business involves the potential for product liability and other claims against us, which could affect our results of operations and financial condition.

We may face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury, or other adverse effects.  Although we maintain product liability insurance in amounts that we believe are reasonable, we cannot assure you that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage.  Additionally, we do not maintain product recall insurance.  As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

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

CAPC relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  In particular, our trademarks are of material importance to our business and are among our most important assets. In 2015, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  In addition, CAPC owns a number of patents; patent applications and other technology which CAPC believes are significant to our business.

We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted.  There is a risk that CAPC will not be able to obtain and perfect, or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions.  We cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and CAPC could incur significant costs in connection with legal actions to defend our intellectual property rights.

In addition, even if such rights are obtained in the United States, the laws of some of the other countries in which CAPC's products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States.  If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.  The failure to perfect or successfully assert our intellectual property rights could make CAPC less competitive and could have a material adverse effect on our business, operating results, and financial condition.

We may not be able to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

While we have not consummated any acquisitions in 2015, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions.  Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

Even if we can complete future acquisitions, we would face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner.  The integration process can be complex and time consuming, may be disruptive to our existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses.  Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.  CAPC is subject to a number of significant risks associated with acquisitions, including:

•	the risk that our industry may develop in a different direction than anticipated and that the technologies we acquire do not prove to be those we need to be successful in the industry;
•	the risk that future valuations of acquired businesses may decrease from the market price we paid for these acquisitions;
•	the generation of insufficient revenues by acquired businesses to offset acquisition costs and increased operating expenses associated with these acquisitions;
•	the potential difficulties in completing in-process research and development projects and delivering high quality products to our customers;
•	the potential difficulties in integrating new products, businesses, and operations in an efficient and effective manner;
•	the risk that our customers or customers of the acquired businesses may defer purchase decisions as they evaluate the impact of the acquisitions on our future product strategy;
•	the potential loss of key employees of the acquired businesses;
•	the risk that acquired businesses will divert the attention of our senior management from the operation of our core Capstone business;
•	the risks of entering new markets in which we have limited experience and where competitors may have a stronger market presence;
•
our inability to successfully operate and integrate newly-acquired businesses appropriately, effectively and in a timely manner could have a material adverse effect on our ability to take advantage of further growth in demand for products in our marketplace, as well as on our revenues, gross margins and expenses.

Our Common Stock

Our Common Stock is subject to certain "penny stock" rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell "penny stock" (that is, stock with a market price below $5 per share and more commonly below $1 per share) to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  Brokers must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm.  These rules and regulations adversely affect the ability of brokers to sell or promote our Common Stock shares and limit the liquidity and market price of our securities.  Our lack of any sustained profitability from operations also depresses the market value of our Common Stock.

We lack primary market makers and institutional support for our Common Stock traded in the public markets.  As a result, whenever the market price for our Common Stock experiences any significant increase in market price, in terms of percentage increase,  it is difficult for our Common Stock to maintain such an increased market price due to the pressure of shareholders selling shares of Common Stock to reap any profits from such increase in market price and the lack of primary market makers and institutional investors to stabilize and support any such increase in market price of our Common Stock (by not selling their positions of such stock in response to market price increases and entering the market to purchase more shares of our Common Stock).  Further, trading of a relatively small volume of our Common Stock may have a greater impact on the trading price for our Common Stock than would be the case if our public float were larger or our Common Stock was actively supported by market makers.  We cannot predict the prices at which our Common Stock will trade in the future.

The market price of our Common Stock could be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	our lack of primary market makers for our Common Stock – we have market makers but none are primary market makers who maintain an inventory of our Common Stock and actively support the Common Stock;
•	general worldwide economic conditions and the current crisis in the financial markets;
•	the lack of research analysts or news media coverage of CAPC or our Common Stock;
•	additions or departures of key personnel;
•	sales of our Common Stock by the Company or insiders;
•	our status as a "penny stock" Company;
•	our ability to execute our business plan;
•	operating results being below expectations;
•	loss of any strategic relationships;
•	industry or product developments;
•	sale of a substantial number of shares may cause the price of our Common Stock to decline;
•	economic and other external factors; and
•	period-to-period fluctuations and the uncertainty in our financial results.

We have not paid and we do not intend to pay dividends on our Common Stock in the foreseeable future.  We currently intend to retain all future earnings, if any, to finance our current and proposed business activities. We may also incur indebtedness in the future that may further prohibit or effectively restrict the payment of cash dividends on our Common Stock.

Item 1B.  Unresolved SEC Staff Letters.

None for the year ended December 31, 2015.

Item 2.  Properties.

Neither the Company nor its operating subsidiaries own any real properties or facilities.  CAPC and Capstone Industries share principal executive offices and operating facilities at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442.  On February 17, 2014 Capstone International, H.K. Ltd entered into a two-year lease agreement which has been extended for three months until May 17, 2016 for Office space at 303 Hennessy Road, Wanchai, Hong Kong.  The lease has a base annual rent of $48,000 (HK$372,000) paid in monthly installments. Rent expense, included in general and administrative expenses, for the years ended December 31, 2015 and 2014 amounted to $140,647 and $120,704, respectively.  The Company has no current plans to expand its U.S. facilities and believes that its current facilities will be adequate for the near future.  Capstone Industries entered into a new lease agreement for the same office space as currently located.  The new lease agreement dated January 17, 2014 and effective February 1, 2014, has a 3-year term with a base annual rent of $87,678 paid in equal monthly installments.  The Company has the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term.  Under the new lease agreement, Capstone is responsible for its apportioned charges for electricity or any other utility consumed in the leased premises.

Item 3.  Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best our knowledge, no such action by or against us has been threatened.  From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business.  Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on our financial position, results of operations or cash flows.

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

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on The OTC Markets Group, Inc.'s Pink Tier.

As of December 31, 2015, there were approximately 1,230 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 721,989,957 outstanding shares of the Common Stock.  We have not previously declared or paid any dividends on our Common Stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future.  The following table shows the high and low bid prices of the Common Stock as quoted on The OTC Markets Group, Inc. by quarter, during each of our last two fiscal years ended December 31, 2015 and 2014.  These quotes reflect inter-dealer prices, without retail markup, markdown, or commissions and may not represent actual transactions.  The information below was obtained from information provided from The OTC Markets Group, Inc. for the respective periods.

	2015		2014
	high	low	high	low
1st Quarter	.0305	.0185	.0260	.0230
2nd Quarter	.0249	.0162	.0520	.0480
3rd Quarter	.0205	.0090	.0330	.0300
4th Quarter	.0340	.0100	.0240	.0200

Dividend Policy

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last five years, and we presently have no intention of paying any cash dividends on shares of our Common Stock.  We do not currently anticipate, based on existing financial performance, to be declaring or paying dividends on any series of our preferred stock in the foreseeable future.  Our current policy is to retain earnings, if any, to finance the expansion and development of our business.  The future payment of dividends on shares of our Common Stock are at the sole discretion of our board of directors.

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2015, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve risks and uncertainties.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms.  Forward-looking statements are not guarantees of future performance and CAPC's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading "Risk Factors," which are incorporated herein by reference.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.  All information presented herein is based on CAPC's fiscal year 2015 results.  Unless otherwise stated, references to particular years or quarters refer to the CAPC's fiscal years ended in December and the associated quarters of those fiscal years. CAPC assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

Capstone Industries started supplying the consumer specialty lighting departments of recognized big box retailers in early 2006 and prior to its September 2006 acquisition by Capstone Companies, Inc.  The Company exploited a niche category referred to as power failure lighting.  We entered the business strategically through its introduction of induction charging and stylish designs in what was commonly considered a utility type product category.  We continue to develop and manufacture a range of stylish, innovative and easy to use consumer lighting products including multi-task lights, night lights, wireless motion sensor lights, wireless remote control accent lights, wireless remote control outlets in addition to our most recognized brand of Eco-I-Lites power failure lights.  Our products are primarily sold under, the Capstone brand name, Capstone Lighting, and the recently acquired licensed brand.  CAPC seeks to deliver strong, consistent business results and superior shareholder returns by providing consumers with products that make their lives simpler and safer.  Consumers often give these useful products as gifts which is evidenced by the substantial historic holiday sales.

To date the Company maintains and supplies 5 core product categories: (1) Rechargeable Handheld Power Failure Lights and Night Lights; (2) Battery Powered Wireless Motion Sensor Lights; (3) Power Failure lights in several styles including handheld and wall fixtures; (4) Wireless Remote Control Accent Lights; and (5) Wireless Remote Control Outlets.

Within these categories, the Company follows a closely defined business strategy to develop and increase market leadership positions in these key product segments.  These product categories are prioritized based on their capacity to maximize the use of the Company's core competencies and to deliver sustainable long-term growth.

Our ongoing strategy is to develop and maintain positions of innovative and technical leadership in our chosen markets, and leverage those positions to grow the amount of volume of product sold to those markets. Historically, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, and were open to new concepts by the buying community. This approach sought to improve the odds for the Company to win a profitable niche of the market share.  We continue to look for opportunities in all of our markets to capitalize on our core competencies to expand our existing business and to grow through strategic acquisitions.  The Company's investment in AC Kinetics is indicative of the type of investment where some strategic benefit in addition to a financial return can be realized.

On an ongoing basis, management focuses on a variety of key indicators to monitor business health and performance.  These indicators include market share, sales, organic sales growth, gross profit margin, operating profit, and net income, as well as measures used to optimize the management of working capital, capital expenditures, cash flow, and return on capital.  The monitoring of these indicators, and the Company's corporate governance policies help to maintain business health and strong internal controls.  To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth.  The Company seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core product categories, through its focus on innovation and development of successful new products. The investments needed to fund this growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization through which the Company seeks to become even more effective and efficient throughout its businesses.

Looking forward, we expect global macroeconomic and market conditions to remain highly challenging for our consumer products.  While the global marketplace in which we operate has always been highly competitive, the Company has recently experienced heightened competitive activity in certain markets from other large multinational companies, some of which may have greater resources than we do.  Such activities have included more aggressive marketing and increased promotional spending.  While the Company has taken, and will continue to take, measures to address the heightened competitive activity, should these conditions persist, they could adversely affect the Company's future results.  The Company believes it is well prepared to meet the challenges ahead due to its, experience operating in challenging environments and continued focus on the Company's strategic initiatives: effectiveness and efficiency; innovation; and leadership.  This focus, together with the perceived increasing strength of the Company's global brand recognition, should position the Company to provide shareholder value over the long-term.

Enhancement of shareholder value through a higher market price will require sustained fiscal quarters of profitability combined with greater market support for our stock from market makers and long-term investors.  The Company believes sustained profitability will be required for any such enhanced market support for our Common Stock.  Sustained profitability will require products that command higher profit margins and/or increased sales in existing or new markets without high or lower product development and marketing costs.

We operate in a highly competitive industry with aggressive pricing and frequent changes in technology or design.  We may not have sufficient, affordable, or timely funding to respond to some significant changes in technology or design changes in our industry that attract significant consumer demand.  The failure to respond quickly to consumer demand or changes in consumer demand could prove detrimental to our current and future business and financial condition.

We also operate in product lines which have moderate profit margins.  As such, we are very selective when planning new product launches in an effort to minimize too many instances of launching or producing products that do not appeal to consumers and produce sufficient consumer demand or sales.

We do not regularly perform third party or independent marketing studies or consumer surveys relative to our Capstone Lighting branded products, but rely on customer feedback, our review of industry trends and news media, trade show activity to formulate marketing and product development plans.

As is true for any consumer product company, our financial and business results could be suddenly and adversely affected by changes in consumer purchasing habits and tastes in any major market.  Further, technological changes can unexpectedly affect such consumer purchasing habits and tastes.  We seek to develop and sell products that serve a basic consumer.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

-
Economic Conditions in Primary Market of North America.  Our products are more of a discretionary than essential consumer purchase and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand for our products.  The current sluggish growth in the U.S. economy and uncertainty over global economic conditions that may affect the U.S. economy is not conducive to consumer purchases of our category of consumer products.

-	Weather. Uncertain or adverse weather conditions makes our products more appealing to or a higher priority for consumers.
-
Profit Margins.  We need product profit margins that produce profitability on a sustained basis and concurrently control the cost of product development and marketing costs to sustain or grow market share.

-
Technology.   We need to find new technologies or new functionality to differentiate our products from competitors' products, increase consumer demand for our products and foster consumer willingness to pay a higher product purchase price.

-
Affordable Funding.  We need access to affordable funding to support new product development and new market penetration.  Future funding needs and the adequacy of our available funds will depend on many factors, including:

•	Our ability to successfully commercialize and further develop our technologies and
•	create innovative products in our markets;
•	Need for new product design or technology enhancements;
•	Competition in our primary markets; and
•	Cash flow from operations and profit margins of products.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	2015	2014	2013
(Dollars in thousands)
Sales	$15,924	$13,624	$14,594
Gross Margin %	24.0%	20.4%	24.7%
SG&A Expenses	$2,799	$2,891	$2,494

SG&A Expenses as a Percentage of Sales	17.6%	21.2%	17.1%
Interest Expense	$317	$328	$389

Effective Tax Rate	1%	0%	0%
Net (Loss) Earnings	$699	$(437)	$727

CONSOLIDATED OVERVIEW OF OPERATIONS

Net Revenues for the year ended December 31, 2015 were $15.9 million, compared to $13.6 million in 2014 respectively, an increase of $2.3 million or (approximately 16.9%) from 2014.

As had been stated in previous quarterly reports, revenue can fluctuate greatly between quarters, because of the varying demands by our retailer customers.

The strong revenue performance in 2015 is attributed to the launch of the new innovative products, including the Wireless Remote Control Puck Light programs, the next generation Wireless Remote Control Outlets, the new version of our 3 in 1 LED Power Failure Lights and the Battery Operated Motion Security Lights that were well received by retailers and consumers. The Company also continued to successfully expand into overseas markets which contributed approximately $1.1 million of revenue in 2015. The revenue increase was achieved after providing approximately $833k of product promotional allowances to retailers as a reduction to Gross Sales, to aggressively support retail sales movement and develop product awareness for the new items that were launched.

Cost of Sales, for the year ended December 31, 2015 were $12.1 million, compared to $10.8 million respectively.  This represents 76.0% and 79.6% respectively of total net revenues.  As a percent of net revenue in 2015, cost of sales were reduced by approximately 3.6% compared to 2014.

Despite rising labor costs in China, the combined impact of the lower cost of oil and the appreciation of the U.S. Dollar against the Chinese currency, has resulted in overall material and product costs remaining steady during the year.  This cost stability has also been accomplished through the local presence of our Hong Kong based sourcing team, through strategic and volume materials buying, and through negotiations with our factory-suppliers.

Gross Profit for the year ended December 31, 2015, was approximately $3.8 million, an approximate increase of $1.0M or 35.7% from the 2014 gross profit of $2.8 million.  Gross profit as a percentage of net sales was 24.0% for the year compared to 20.4% for 2014, a gross profit improvement of 3.6% of revenue.

Total Operating Expenses were $2.8 million in 2015 as compared to $2.9 million in 2014, a net reduction of $91,000, or 3.2%.  During 2015, we continued to incur strategic and planned expenses in infrastructure and product development projects that were necessary to support future revenue growth.

Sales and Marketing Expenses for the year ended December 31, 2015 were approximately $314,000, compared to $316,000 in 2014.  During 2015, the Company added new sales representatives for certain major accounts and made its first royalty payments related to the new brand license launched in 2015 however we were did not incurr $65,000 of expenses  related to the 2014 FIFA World Cup program.

Compensation Expenses were approximately $1.3 million in 2015, a reduction of $74,000 or 5.3% from $1.4 million expensed in 2014.

Professional Fees for 2015 were approximately $270,000 compared to $190,000 in 2014, an increase of $80,000 or 42.1%.   In 2015, consulting fees were approximately $55,000 higher than 2014 as we engaged a consultant to support sales operations. Professional fees also increased by $25,000 for additional accounting and tax services support in Hong Kong and in the U.S.

Product Development Expenses for 2015 were approximately $295,000 as compared to $374,000, a reduction of $79,000 or 21.1% from 2014.  Expenses in 2015 were reduced as much of the initial product development and certification costs related to Capstone's power control technology was incurred in 2014. In 2015 we continued to invest in product design, electrical engineering, product prototyping, testing and regulatory certifications by outside third party labs, to support the release of many new items for 2016. The Company also incurred additional testing expense in having specific products certified for global markets.

Other General and Admin Expenses for 2015 and 2014 were approximately $588,000 and $605,000, respectively, a reduction of $17,000 or 2.8%. In 2014 we recorded approximately $20,000 of packaging amortization cost that was not incurred in 2015.

Interest Expense for the year ending December 31, 2015 was approximately $317,000 a reduction of $11,000 as compared to $328,000 expensed in 2014.  Despite the significant increase in revenue which required increased funding, interest expense for 2015 has been reduced as compared to the previous year. This resulted from the negotiation of favorable payment terms with overseas factory-suppliers, the expanded availability of our credit line at Sterling National Bank, and effective cash flow management.

Net Income for the year ended December 31, 2015 was approximately$699,000. For the year ended December 31, 2014, the Company had a net loss of $(437,000).  The main reasons for the net income improvement over last year were a $2.3 million increase in net revenue, an improved gross margin of 3.6%, which resulted in a gross profit improvement of $1.0 million over 2014.  This combined with reductions in total operating and interest expense has resulted in a $1.1 million net income improvement over 2014.  In 2015 we have also provided a $7,500 Tax provision.

The effective tax  rate was 1% in 2015.

RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is sales less cost of sales and other operating expenses excluding interest expense, corporate expenses and other non-operating revenue and expenses.  Cost of sales and operating expenses are directly attributable to the respective segment.  Operating profit is reconciled to earnings before income taxes in Note 7 of Item 8, Financial Statements and Supplementary Data, of this Report.

	2015	2014	2013
Sales
(In thousands, except percentages)
Net Revenue	$15,924	$13,625	$14,594
Gross Profit	$3,824	$2,782	$3,610
Operating Margin	24.0%	20.4%	24.7%

Assets	2015	2014	2013
(In thousands, except percentages)
Total Assets	$8,773	$4,335	$11,278

It is our intention to continue investing in capabilities and technologies that allow us to execute our strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the retail interest in our current product offerings, expansion of international distribution channels, the launching of the LED Home category products under the new brand, the establishment of Capstone International Hong Kong. Ltd, and the continued introduction of new products, the Company anticipates its sales volumes to significantly grow in fiscal years 2016-2017.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	2016	2017	2018	After 2018
(In thousands)
Purchase Obligations	$2,164	$2,164	$0	$0	$0
Short-Term Debt	4,339	4,339	0	0	0
Long-Term Debt	0	0	0	0	0
Operating Leases	119	111	8	0	0
Total Contractual Obligations	$6,622	$6,614	$8	$0	$0

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company's commitments for goods and services in the normal course of business.

Short Term Debt — See Item 8, Financial Statements and Supplementary Data, Notes 3 and 4 in this report.

Operating Leases — Operating lease obligations are related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

	2015	2014	2013
(In thousands)
Net cash provided (used) by:
Operating Activities	$(1,849)	$5,137	$(2,944)
Investing Activities	$(88)	(90)	(513)
Financing Activities	1,989	(5,170)	3,482

Our borrowing capacity with Sterling National Bank, funding support from Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Operating Activities

Cash used in operating activities was approximately $(1.8) million in 2015 compared with approximately $5.1 million provided by operating activities in 2014.  With the high sales volume in the fourth quarter, outstanding accounts receivable increased by $4.6 million since the end of 2014.  The cash usage was partially offset by a $1.5 million increase in accounts payable and a net income of $699,000. Our cash flows from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the timing and launch of new products into the marketplace. With the establishment of our Hong Kong operation we have built an operational structure that, through relationships with factory-suppliers combined with our internal expertise, can develop and release quality products to market substantially quicker than we have been able to accomplish in previous years.

Investing Activities

Cash used for investing activities in 2015 was approximately $(88,000) compared to $(90,000) in 2014.  The Company has continued to invest in new product molds and tooling.  With the product expansion into new LED home lighting categories, the Company's future capital requirements will increase.  We believe that our Hong Kong management team will be able to negotiate favorable payment terms with factories that may reduce the amounts of upfront cash we will need to have available when initiating a new project.  Management believes that our cash flow from operations and additional borrowing will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.  Net cash provided by financing activities for the year ended December 31, 2015 was approximately $2.0 million compared to $(5.2) million used in 2014.  During 2015, we received approximately $1.9 million of additional loan financing from Sterling National Bank that helped to finance the large increase in accounts receivable at year end.

At December 31, 2015, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors will provide sufficient financial resources for the Company in 2016.

DIVIDENDS

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last five years and we presently have no intention of paying any cash dividends on shares of our Common Stock.  We do not currently anticipate, based on existing financial performance, to be declaring or paying dividends on any series of our Preferred Stock in the foreseeable future.  Our current policy is to retain earnings, if any, to finance the expansion and development of our business.  The future payment of dividends on shares of our Common Stock will be at the sole discretion of our Board of Directors.

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

CRITICAL ACCOUNTING POLICIES

See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk. (Not Applicable)

Item 8.  Financial Statements and Supplementary Data.

The financial statements and financial statement schedules of CAPC as well as supplementary data are listed in Item 13 below and are included after the signature page to this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, financial statements disclosure or auditing scope or procedure.

Item 9A.  Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures. From December 2007 through 2009, our Chief Financial Officer, assisted by the Chief Operating Officer, was responsible for establishing and maintaining adequate internal disclosure control over financial reporting.  Since 2010 our Chief Financial Officer, assisted by the Corporate Controller, are responsible for establishing and maintaining adequate internal disclosure control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted in the United States of America accounting principles.

As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald ("Gerry') McClinton is our Chief Financial Officer and Chief Operating Officer.

Our Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f)) as of the year end of this Report.

Management's Annual Report on Internal Control over Financial Reporting.  No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors.  In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of our internal control systems will be immediately identified.  These inherent limitations include the realities that subjective judgments in decision-making in this area can be faulty and that a breakdown in internal processes can occur because of simple, good faith error or mistake.  No design, can, in all instances, immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a Company.  Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected.  Nonetheless, we recognize our ongoing obligation to use our best efforts to design and apply internal controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.  Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Jeffrey Guzy, the Chairman of our Audit Committee has also reviewed the internal control reports in detail and has spoken to the external auditors in depth about the audit, the internal controls and the auditors' findings. Mr. Guzy has had detailed discussions with the auditors about these matters, prior to, during, and on completion of the audit.

The framework for our evaluation of the adequacy of our internal disclosure controls and procedures comes from our use of CCH, Inc.'s 2007 SOX for Small, Publicly Held Companies and applicable accounting standards and guidelines as supplemented by guidance from outside legal and accountant advice.

We believe our internal disclosure controls and procedures are effective in providing reasonable assurances that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

This annual report does not include an attestation report of CAPC's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by CAPC's independent registered public accounting firm pursuant to rules of the Commission that permit CAPC to provide only management's report in this Report.

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

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy.  An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors.  In fiscal year 2015, all Directors attended at least 75% of all (7) seven board meetings.

ROLE OF THE BOARD OF DIRECTORS IN CORPORATE GOVERNANCE

The Board of Directors is responsible for overseeing the Chief Executive Officer and other senior management in order to assure that such officers are competent and ethical in running the Company on a day-to-day basis and to assure that the long-term interests of the stockholders are being served by such management.  The directors must take a pro-active focus and approach to their obligation in order to set and enforce standards to ensure that the Company is committed to business success through maintenance of the highest standards of responsibility and ethics.

The Company has adopted a Code of Ethics, which is posted on http://capstonecompaniesinc.com.  The contents of the Company Website are not incorporated herein by reference and that Website provided in this Information Statement is intended to be an inactive textual reference only.

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's Independent Registered Public Accounting Firm, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions.  The members of the Audit Committee in fiscal year 2015 were Jeffrey Guzy and Jeffrey Postal.  The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ applicable standards.

The Board of Directors has determined that Mr. Guzy qualifies as an "Audit Committee Financial Expert" as defined under applicable SEC rules and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

REPORT OF THE AUDIT COMMITTEE

The material in this section is not deemed filed with the Commission and is not incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date of this Report and irrespective of any general incorporation language in those filings.

The Audit Committee is responsible for providing oversight to Company's accounting and financial reporting processes and the audit of the Company's financial statements.  The Audit Committee monitors the Company's external audit process, including auditor independence matters, the scope and fees related to audits, and the extent to which the independent registered public accounting firm may be retained to perform non-audit services.  The Audit Committee also reviews the results of the external audit with regard to the adequacy and appropriateness of our financial, accounting and internal controls over financial reporting.  It also generally oversees Company's internal compliance programs.  The function of the Audit Committee is not intended to duplicate or to certify the activities of management and the independent registered public accounting firm, nor can the Audit Committee certify that the independent registered public accounting firm is "independent" under applicable rules.  The Audit Committee members are not professional accountants or auditors. Under its Charter, the Audit Committee has authority to retain outside legal, accounting or other advisors as it deems necessary to carry out its duties and to require the Company to pay for such expenditures.

The Audit Committee provides counsel, advice and direction to management and the independent registered public accounting firm on matters for which it is responsible, based on the information it receives from management and the independent registered public accounting firm and the experience of its members in business, financial and accounting matters.

The Company's management is responsible for the preparation and integrity of its financial statements, accounting and financial reporting principles, and internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.

In this context, the Audit Committee hereby reports as follows:

(1)
Company's management has represented to the Audit Committee that the 2015 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The Audit Committee has reviewed and discussed the audited financial statements for year 2015 with Company's management and the independent registered public accounting firm.

(2)
The Audit Committee has received written disclosures and a letter from the independent registered public accounting firm, Mayer Hoffman McCann P.C. required by the PCAOB and has discussed with Mayer Hoffman McCann P.C. their independence.

(3)
Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company's Annual Report on Form 10K for the year ended December 31, 2015, as filed with the Commission on March 23, 2016.

The foregoing report is provided by the undersigned members of the Audit Committee.

/s/Jeffrey Guzy
Jeffrey Guzy, Chairman
March 15, 2016

REPORT OF THE COMPENSATION AND NOMINATING COMMITTEE ("Compensation Committee") OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The following report of the compensation and nominating committee of the Board of Directors shall not be deemed "soliciting material" or to be "filed" with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

OBJECTIVES

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company's executive officers, including the Chief Executive Officer and Chairman of the Board, and for administering the Company's stock-based compensation plans. The Compensation Committee was established in January 2005.  The Compensation Committee held seven (7) meetings in fiscal year 2015.  Jeffrey Guzy and Jeff Postal are committee members for 2015.  The Company believes that Mr. Guzy is an Independent Director under applicable NASDAQ standards.  Mr. Postal is not deemed to meet those standards because he provides financial support to the Company and as such has many related party transactions.

On February 5, 2008, the Board of Directors changed the Compensation Committee to be the "Compensation and Nominating Committee" with the same membership as stated above.  The charter of the new committee is on the Company's web site. The Company is looking for independent directors to fill the Compensation and Nominating Committee and, until such candidates are found, Mr. Postal was asked to sit as a member of the Compensation and Nominating Committee.

It is the Company's objective to pursue compensation structures in the public stockholders' interests and the Company's business objectives, reward outstanding performance, be externally competitive and internally equitable, and attract and retain best available executive talent.  We seek to achieve this goal through a straightforward compensation package that relies on equity compensation and limits cash compensation and perquisites.

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

The purpose of our Compensation Committee is to:

•	discharge the Board's responsibilities relating to compensation of our executive officers;
•	administer our stock option plans, stock purchase plans, restricted stock plans and any other equity incentive plans adopted; and
•	provide disinterested administration of any employee benefit plans in which our executive officers are eligible to participate.

The Compensation and Nominating Committee did not use outside consultants in fiscal year 2015.  It used compensation arrangements by other microcap companies to judge the appropriateness of the Company compensation arrangements.

The Company compensates people with:

Cash Compensation.  Cash compensation consists of base salary and annual bonus potential. Our compensation consultant assists us in analyzing similar or "peer" companies to guide our determination of appropriate cash compensation.  Our cash compensation goals for our executive officers are based upon the following principles:  (1) compensation levels are comparable to industry levels as adjusted for experience and skills of individual officers; and (2) pay should retain key personnel.

Discretionary Bonus Program.  In addition to base salary compensation, the Company has a bonus plan covering the executive officers pursuant to which cash bonus payments and equity awards may be made.  Bonuses are calculated based upon actual achievement of pre-established goals.

Incentive Program.  The Company believes that performance is achieved through an ownership culture that encourages ongoing performance by the executive officers.  This is best achieved through the use of stock-based option awards. All employees are eligible to participate in our sole plan, the 2005 Equity Plan.  We also issue non-qualified stock options.  Our equity compensation goals for the executive officers are based upon the following principals: (1) incentive compensation should retain key personnel and reward loyal and productive employees, regardless of rank, and (2) individual awards of stock-based compensation should reflect individual performance as well as the importance of retaining such employee to our goal of achieving the Company's then current strategic goals.

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

By: _____________________________________________
Jeffrey Guzy, Chairman of Compensation Committee
March 15, 2016

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

DIRECTOR MEETINGS IN FISCAL YEAR 2015

The Board of Directors had (7) seven official meetings in year 2015.  During 2015, all of the Directors attended 75% or more of all meetings of the Board, which were held during the period of time that such person served on the Board or such committee.

Board Leadership Structure and Board's Role in Risk Oversight

The Company's Board of Directors endorses the view that one of its primary functions is to protect stockholders' interests by providing independent oversight of management, including the Chief Executive Officer and Chief Operating Officer (who also holds the Chief Financial Officer position).  The Chief Financial Officer is allowed and encouraged to address the Board of Directors on any issues affecting the Company or its public shareholders.  The Company also allows outside counsel to participate in some of the board meetings in order to provide legal counsel and an outside perspective on corporate governance and risk issues.

Board Structure.  The Company believes that the CEO should also serve as Chairman of the Board of Directors in order to have the person most knowledgeable about the Company heading the Board of Directors. The Chief Financial Officer is allowed and encouraged to address the Board of Directors on any risk issues facing the Company.

The Chief Executive Officer or the CEO is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to senior management and sets the agenda for Board of Directors meetings and presides over meetings of the full Board of Directors.

Our CEO serves on our Board of Directors, which we believe helps the CEO serve as a bridge between management and the Board of Directors, ensuring that both groups act with a common purpose.  We believe that the CEO's presence on the Board of Directors enhances his ability to provide insight and direction on important strategic initiatives to both management and the independent directors and, at the same time, ensures that the appropriate level of independent oversight is applied to all decisions by the Board of Directors.

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

Board of Director – 2015 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	-	-	-
Gerry McClinton (2)	-	-	-
Jeff Guzy (3), (4)	$15,134	$30,269	$45,403
Jeff Postal (3), (4)	$15,134	$30,269	$45,403
Larry Sloven (2)	-	-	-

(1)	The individuals listed were appointed to the Board of Directors for 2015;
(2)	Mr. Wallach, Mr. McClinton and Mr. Sloven as Company Employees did not receive compensation for participating as a Director on the Board;
(3)
On January2nd,2015 Mr. Guzy and Mr. Postal each received 1,500,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2014-2015.  The market value using the Bionomial Lattice pricing model for each grant was $34,500.

(4)
On August 6th,2015, Mr. Guzy and Mr. Postal each received 1,500,000 stock option grants for participating in the Audit and Nonmination and Compensation Committees for the year 2015-2016.  The market value using the Bionomial Lattice pricing model for each grant was $27,000.  As the grant period covered 2015-2016, the cost impact in 2015 was $10,903 for each grant.

Independent Directors.  The Board of the Company is currently comprised of five directors, one of whom is an independent director under the listing standards of quotation systems like The NASDAQ Stock Market.  The Company has sought unsuccessfully to recruit qualified independent directors.  Although we have D&O insurance, we believe that our chronic losses and chronically low public stock market price discourages qualified candidates from serving as independent directors.  This is a problem commonly faced by micro-cap, "penny stock" companies like our company.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success or survival.

The Company faces a number of risks, including, without limit:  (1) persistent net losses in consecutive fiscal quarters, which losses require outside funding or financing through the sale of our securities or insider loans to the Company (all of which usually dilute our existing shareholders and discourage public investors in investing in our Common Stock); (2) chronically low public stock market price, which hinders our ability to fund and grow our business; (3) reliance on regional and national distributors and retailers to sell  our products in a highly competitive market filled with competitors who possess significantly greater resources and market share than our company; (4) customary operational risks; (5) lack of a strong brand name for our products; (6) reliance on key personnel and the lack of key man insurance that pays for replacements; (7) lack of primary markets and lack of institutional support for our publicly traded Common Stock; (8) low market price of our Common Stock hindering our ability to consummate or attract merger and acquisition candidates; (9) lack of assets (other than accounts receivable) to attain commercially reasonable financing for operations; and (10) the risks faced by any product company in today's challenging environment.

We rely on China for the manufacture of our products.  Any conflict between the U.S. and China could disrupt our product supply and force us to find alternative manufacturers.  From time to time, we access the appeal of non-Chinese manufacturing sources.

Our senior officers are responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.  To do this, the Chairman of the Board and other non-officer directors met quarterly on average with management to discuss strategy and the risks facing the Company.  Senior management, each member being also a director, attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters.  The Chairman of the Board and members of the Board work together to provide strong, independent oversight of the Company's management and affairs through its standing committees and, when necessary, special meetings of directors.  Since most of the directors are located in the same area, informal meetings between directors and officers also occur to discuss business risk and appropriate responses.

Director - Minimum Qualifications.  The Compensation and Nominating Committee has adopted a set of criteria that it considers when it selects individuals not currently on the Board of Directors to be nominated for election to the Board of Directors.  A candidate must meet the eligibility requirements set forth in the Company's Bylaws.  A candidate must also meet any qualification requirements set forth in any Board or committee governing documents.

If the candidate is deemed eligible for election to the Board of Directors, the Compensation and Nominating Committee will then evaluate the prospective nominee to determine if he or she possesses the following qualifications, qualities or skills:

➢	contributions to the range of talent, skill and expertise appropriate for the Board;
➢	financial, regulatory and business experience, knowledge of the operations of public companies and ability to read and understand financial statements;
➢	familiarity with the Company's market;
➢	personal and professional integrity, honesty and reputation;
➢	the ability to represent the best interests of the shareholders of the Company and the best interests of the institution;
➢	the ability to devote sufficient time and energy to the performance of his or her duties; and
➢	independence under applicable Commission and listing definitions.

The Compensation and Nominating Committee will also consider any other factors it deems relevant.  With respect to nominating an existing director for re-election to the Board of Directors, the Compensation and Nominating Committee will consider and review an existing director's Board and committee attendance and performance; length of Board service; experience, skills and contributions that the existing director brings to the Board; and independence.

Director Nomination Process. The process that the Compensation and Nominating Committee follows when it identifies and evaluates individuals to be nominated for election to the Board of Directors is as follows:

For purposes of identifying nominees for the Board of Directors, the Compensation and Nominating Committee relies on personal contacts of the committee members and other members of the Board of Directors, and will consider director candidates recommended by stockholders in accordance with the policy and procedures set forth above.  The Compensation and Nominating Committee has not used an independent search firm to identify nominees.

In evaluating potential nominees, the Compensation and Nominating Committee determines whether the candidate is eligible and qualified for service on the Board of Directors by evaluating the candidate under the selection criteria, which are discussed in more detail below.  If such individual fulfills these criteria, the Compensation and Nominating Committee will conduct a check of the individual's background and interview the candidate to further assess the qualities of the prospective nominee and the contributions he or she would make to the Board of Directors.

Consideration of Recommendation by Stockholders.  It is the policy of the Compensation and Nomination Committee of the Board of Directors of the Company to consider director candidates recommended by stockholders who appear to be qualified to serve on the Company's Board of Directors.  The Compensation and Nominating Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Compensation and Nomination Committee does not perceive a need to increase the size of the Board of Directors.  To avoid the unnecessary use of the Compensation and Nominating Committee's resources, the Compensation and Nomination Committee will consider only those director candidates recommended in accordance with the procedures set forth below.

Shareholder Proposal Procedures.  To submit a recommendation of a director candidate to the Compensation and Nomination Committee, a stockholder should submit the following information in writing, addressed to the Chairperson of the Compensation and Nomination Committee, care of the Corporate Secretary, at the main office of the Company:

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
4.
The name and address of the stockholder making the recommendation, as they appear on the Company's books; provided, however, that if the stockholder is not a registered holder of the Company's common stock, the stockholder should submit his or her name and address along with a current written statement from the record holder of the shares that reflects ownership of the Company's common stock; and

5.	A statement disclosing whether such stockholder is acting with or on behalf of any other person and, if applicable, the identity of such person.

In order for a director candidate to be considered for nomination at the Company's annual meeting of stockholders, when and if one is held, or to be considered prior to a written consent vote on director nominees, the recommendation must be received by the Compensation and Nominating Committee at least 30 days before the date of the annual meeting or, in the case of an information statement and no shareholder meeting being held, prior to April 1st.

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 64, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 60, is the Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 37, was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC.

FAMILY RELATIONSHIP:  There is no family relationship between members of Company management.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the SEC.  Executive officers, directors and greater than ten percent stockholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or other written representations, the Company believes that all of Section 16(a) filing requirements were met during fiscal year 2015 by the Company's directors and officers.

Item 11.  Executive Compensation.

Executive Compensation Philosophy, Strategy and Objectives

The principal objectives of our senior officer compensation are to attract, motivate and retain the services of qualified officers who can lead the Company to achieve its business goals and enhance public shareholder value.  The Company's business goals are to achieve consistent profitability in operations and attain long-term profitability.  Our approach is based on the following compensation philosophy, align Stockholder and Officer Interest.  Besides a base salary sufficient to attract qualified personnel, we provide non-qualified, long term stock options to tie the interests of our officers with the interests of the stockholders in long term profitability of the Company.

Performance Based Compensation:  Our grant of options and stock are designed to reward and encourage officers to achieve Company goals in financial and business performance.

Compensation Benchmark - Competitive Market

We have one Independent Director and also professional advisors who check the compensation level of other microcap companies in consumer goods from time to time to ensure that our compensation levels are reasonable.  In 2015, we did benchmark compensation. Previously, compensation was last benchmarked in 2014.  The Independent Director and outside legal counsel reviewed compensation of executives at several peer companies holding equivalent positions or having similar responsibilities as our senior officers.  The peer companies utilized in the 2015 analysis were engaged in some segment of consumer goods and were microcap companies, some having less or greater resources and operating income than our company.

The companies used for the 2015 benchmark were:

-	Energie Holdings, Inc.
-	Cyalume Technologies Holdings, Inc.
-	Evolucia Inc.
-	Leatt Corp.
-	Lighting Science Group, Inc.
-	Safety Quick Lighting & Fans Corp.
-	Xenonics Holdings, Inc.

Role of the Compensation and Nominating Committee

The Compensation and Nominating Committee operates independently of management and currently consists of the sole Independent Director, Jeffrey Guzy, who is independent under applicable SEC standards and is an "Outside Director" for purposes of Section 162(m) of the Internal Revenue Code of 1986 (the "Code") and Dr. Jeffrey Postal.  The Compensation and Nominating Committee receives recommendations from our Chief Executive Officer regarding the compensation of the senior officers (other than the Chief Executive Officer).

The Compensation and Nominating Committee is responsible for establishing and implementing our executive compensation plans as well as continually monitoring adherence to and effectiveness of those plans, including:

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

•	monitoring the effectiveness of the Company's sole incentive stock option plan and approving annual financial targets for officers; and
•
determining whether to award incentive bonuses that qualify as "performance-based compensation" for executive officers whose compensation is covered by Code Section 162(m), the elements of such compensation, whether performance goals have been attained and, if appropriate, certifying in writing prior to payment of such compensation that the performance goals have been met.

Role of Management

The Company believes that it is important to have our Chief Executive Officer's input in the design of compensation programs for his direct reports.  The Chief Executive Officer reviews his direct reports' compensation programs annually with the Committee, evaluating the adequacy relative to the marketplace, inflation, internal equity, external competitiveness, business and motivational challenges and opportunities facing the Company and its executives.  In particular, he considers base salary a critical component of compensation to remain competitive and retain his executives.  All final decisions regarding compensation for the Chief Executive Officer's direct reports listed in the Summary Compensation Table are made by the Compensation Committee.  The Chief Executive Officer does not make recommendations with regard to his own compensation.

Role of the Compensation Consultant

While we may consult industry sources on compensation for executives, we have not engaged a consultant to analyze our compensation levels.
Executive Compensation Components
For 2015, the principal components of compensation for each officer were:

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

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL

Stewart Wallach, Chief Executive Officer (1,2,4,5,8,9)	2015	$287,163	$-	$-	$-	$-	$287,163
	2014	$287,163	$-	$-	$-	$-	$287,163
	2013	$287,163	$-	$-	$-	$-	$287,163
	2012	$273,488	$-	$-	$-	$-	$273,488
	2011	$180,000	$-	$-	$-	$-	$180,000
	2010	$186,923	$-	$-	$-	$-	$186,923
	2009	$236,250	$-	$-	$-	$-	$236,250

James G. McClinton, Chief Financial Officer & COO (1,3,6,7,8,9)	2015	$191,442	$-	$-	$-	$-	$191,442
	2014	$191,442	$-	$-	$-	$-	$191,442
	2013	$191,442	$-	$-	$-	$-	$191,442
	2012	$182,325	$-	$-	$-	$-	$182,325
	2011	$146,250	$-	$-	$-	$-	$146,250
	2010	$124,615	$-	$-	$-	$-	$124,615
	2009	$157,500	$-	$-	$-	$-	$157,500

Footnotes:

(1)
Each Employment Agreement provided for an annual minimum salary increase of 5% up to year 2015, however Stewart Wallach earned $287,163 in 2015 and Gerry McClinton earned $191,442 in 2015 the same as amounts earned in 2014.

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

EMPLOYMENT AGREEMENTS

Stewart Wallach, Chief Executive Officer and President. The 2008 employment agreement provides for an annual salary of $225,000 with a minimum annual increase in base salary of 5%.  Mr. Wallach may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights. In 2015, Mr. Wallach was entitled to a base salary of $316,597, however he earned $287,163. In 2014, Mr. Wallach was entitled to a base salary of $301,521, however he earned $287,163. In 2013 Mr. Wallach was entitled and earned a base salary of $287,163.

Mr. Wallach was entitled to and earned $273,488 in base salary for fiscal year 2012.  Mr. Wallach was entitled to a base salary of $260,465 for fiscal year 2011; however, his actual base salary in fiscal year 2011 was $180,000 because of a voluntary salary reduction for 2011.  Mr. Wallach was entitled to a base salary of $248,060 for fiscal year 2010; however, his actual base salary in fiscal year 2010 was $186,923 because of a voluntary salary reduction for 2010.

On March 1st, 2013, the employment agreements which have a three-year term, have been amended for the second time, to extend the term for an additional 3 years (from February 5, 2013 until February 5, 2016).  These employment agreements can be extended by mutual consent of the parties for up to three (3) additional years.  Previously, on February 1, 2011, the employment agreements for Stewart Wallach and Gerry McClinton were extended to February 5, 2013, unanimously approved by the Board of Directors on February 1, 2011.

On February 5, 2016, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $287,163 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this new agreement began February 5th, 2016 and ends February 5th, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the agreement may not exceed two years in length.

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

On February 5, 2016, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this new agreement began February 5th, 2016 and ends February 5th, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the agreement may not exceed one year in length.

Common Provisions in both new Employment Agreements:  The following provisions are contained in each of the above employment agreements:

If the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, as the case may be an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of "merit" based bonuses earned by the Executive during the prior calendar year of his termination.  Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive's health and dental insurance benefits for 12 months starting at the Executives date of termination.  If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive's severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which are filed as exhibits to the Form 10K by the Company for fiscal year ended December 31, 2015 (as filed by the Company with the Commission on March 23, 2016.

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY

Name	No. of Shares Underlying	% of Total Options Granted Employees in 2015	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in 2015
Stewart Wallach	22,733,333	-0-	4/27/2017	-0-	-0-
Gerry McClinton	32,250,000	-0-	4/27/2017	-0-	-0-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL($)
Stewart Wallach	2015	-0-	-0-	-0-	-0-	-0-
Chief Executive	2014	-0-	-0-	-0-	-0-	-0-
Officer	2013	-0-	-0-	-0-	-0-	-0-

Gerry McClinton	2015	-0-	-0-	-0-	-0-	-0-
Chief Operating	2014	-0-	-0-	-0-	-0-	-0-
Officer & Chief	2013	-0-	-0-	-0-	-0-	-0-
Financial Officer

FOOTNOTES: (1) There were no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2015 TABLE
OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	22,733,333.029		4/27/2017
Stewart Wallach (2)	1,764,706.017		10/01/2017
Gerry McClinton	32,250,000.029		4/27/2017

Footnotes:

(1)	The Company does not have any stock awards for the years specified.
(2)	Mr. Wallach acquired 1,764,706 Company warrants on 10/01/2007 as part of $100,000 investment in the Company's 2007 private placement under rule 506 of restricted shares of common stock.

2015 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-0-	-0-
Gerry McClinton	-0-	-0-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$287,163	-0-	$12,200	$10,000	$309,363
Gerry McClinton	$191,442	-0-	$10,200	$10,000	$211,642

Indemnification.

CAPC has entered into indemnification agreements with its directors and executive officers. Under these agreements, CAPC has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments CAPC could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the CAPC maintains directors and officer's liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 11, 2016, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock".  The table below sets forth, as of March 11, 2016, ("Record Date"), certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. There were 721,989,957shares of Common Stock outstanding on the Record Date.

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
as of December 31, 2015
					ALL OPTION WARRANT SHARES
NAME, ADDRESS & TITLE	STOCK OWNERSHIP	PERCENTAGE OF STOCK OWNERSHIP	STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	% OF STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	VESTED	EXPIRED	NOT VESTED

Stewart Wallach, CEO, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	147,618,822	20.4%	172,116,861	21.2%	24,498,039	0	0

Gerry McClinton, CFO, & Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	504,949	0.1%	32,754,949	4.0%	32,250,000	0	0

Jeff Postal, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	128,381,748	17.8%	133,881,748	16.5%	5,500,000	1,000,000	1,500,000

Aimee C. Gaudet, Secretary, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	0	0.0%	300,000	0.0%	300,000	0	150,000

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	832,000	0.1%	6,832,000	0.8%	6,000,000	1,500,000	1,500,000

Larry Sloven, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	792,000	0.1%	2,792,000	0.3%	2,000,000	1,000,000	0

ALL OFFICERS & DIRECTORS AS A GROUP	278,129,519	38.5%	348,677,558	43.0%	70,548,039	3,500,000	3,150,000

PRINCIPAL SHAREHOLDERS

Involve, LLC c/o Michael Harris, Esq.; Nason, Yeager, Gerson, White & Lioce, PA, 1645 Palm Beach Lakes Blvd. 12th Floor, WPB, FL 33401	67,979,425	9.4%	67,979,425	8.4%	0	0	0

SUBTOTAL PRINCIPAL SHAREHOLDERS	67,979,425	9.4%	67,979,425	8.4%	0	0	0

TOTAL	346,108,944	47.9%	416,656,983	51.4%	70,548,039	3,500,000	3,150,000

Notes to Table
(1)   Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)  Total shares includes 22,733,333 million shares that Mr. Wallach has the current right to acquire under a non-qualified stock option and 1,764,706 shares of Common Stock issuable under the warrants issued to Mr. Wallach as part of his $100,000 investment in Company's 2007 private placement under Rule 506 of restricted shares of Common Stock. Mr. Wallach was appointed Chief Executive Officer and President of the Company on April 23, 2007.
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

From time to time, the Company borrows working capital on a short term basis, usually with maturity dates of less than a year, from Company directors and officers.  The Company believes that these working capital loans are commercially reasonable, especially in light of the inability of the Company to obtain such short term financing from traditional funding sources.  A summary of the current working capital loans from Company officers and directors is set forth below.  The loans from Company directors or officers are usually convertible into shares of Company stock or are converted into shares of Company stock in order to preserve the cash reserves or cash flow from operations of the Company for payment of expenses that are necessary to maintain the Company operations.  Such conversions are usually approved by the disinterested directors of the Company's board of directors.

Name of Lending Officer or Director	Amount of Principal of Loan as of December 31,2015	Interest Rate	Maturity Date	Principal Balance as of March 4, 2016
Stewart Wallach	$250,000	8%	04/01/2016	$250,000
Jeffrey Postal	$250,000	8%	04/01/2016	$250,000
Stewart Wallach	$209,473	8%	04/01/2016	$209,473
JWTR Holdings LLC	$209,473	8%	04/01/2016	$209,473
Stewart Wallach	$75,000	8%	04/01/2016	0
Jeffrey Postal	$100,000	8%	04/01/2016	$100,000
Postal Capital Funding	$498,000	8%	04/01/2016	$498,000

Total	$1,591,946			$1,516,946

Item 14.  Principal Accountant Fees & Services

Robison Hill & Company withdrew as our auditors in December 2014 due to a reduction in its manpower.  The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$0	$25,906
Tax Fees	$0	$0
Total	$0	$25,906

The following is a summary of the fees billed to us by CBIZ and Mayer Hoffman McCann P.C. for professional services rendered for the years ended December 31, 2015 and 2014:

	2015	2014
Audit Fees	$83,000	$49,000
Tax Fees	$4,550	$7,000
Total	$87,550	$56,000

Audit Fees.  Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Commission and related comfort letters and other services that are normally provided by the Independent Registered firm in connection with statutory and regulatory filings or engagements.

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

The Audit Committee pre-approved 100% of the Company's 2015 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC's final pre-approval rules.

Part IV

Item 15.  Exhibits, and Reports on Form 8-K

(a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants
F-2 Consolidated Balance Sheets as of December 31, 2015, and 2014
F-3 Consolidated Statements of Operations for the Years ended December 31, 2015 and 2014
F-4 Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2015 and 2014
F-5 Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014
F-6 Notes to Consolidated Financial Statements

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

2.1.1.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc. +++
3.1	Articles of Incorporation of CHDT Corp.*
3.1.1	Amended and Restated Articles of Incorporation of Capstone Companies, Inc. ∞
3.2	By-laws of the Company***
3.3	Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. ****
10.4	Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. For sale of operating assets of Souvenir Direct, Inc. ++++
10.6	2005 Equity Plan of CHDT Corp.^^
10.7	2016 Employment Agreement by Stewart Wallach and Capstone Companies,Inc.^
10.8	2016 Employment Agreement by James Gerald (Gerry) McClinton and Capstone Companies,Inc.. ^
10.9	2011 Employment Agreement by Howard Ullman and CHDT Corp.^^
10.10	Form of Non-Qualified Stock Option+
10.12	Working Capital Loan Agreement, dated April 1, 2012, between Capstone Companies, Inc. and Postal Capital Funding, L.L.C. ∞∞
14	Code of Ethics Policy, dated December 31, 2006+++++
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^

*	Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
**	Incorporated by reference to Exhibit 3(I) to the Form 8-K filed by CHDT Corporation with the Commission on July 10, 2007.
***	Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
****	Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CHDT Corp. With the Commission on November 6, 2007.
+	Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 31, 2006.
++	Incorporated by reference to Exhibit 2 to the Form 8-K filed by CHDT Corporation with the Commission on January 26, 2007.
+++	Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CHDT Corporation with the Commission on September 18, 2006.
++++	Incorporated by reference to Exhibit 99 to the Form 8-K filed by CHDT Corp. With the Commission on December 3, 2007.
+++++	Incorporated by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2006 and filed by CHDT Corp. With the Commission on April 17, 2007.
∞	Incorporated by reference to Exhibit 3.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on July 14, 2009.
∞∞	Incorporated by reference to Exhibit 10.1 to Form 8-K filed by Capstone Industries, Inc. with the Commission on April 6, 2012.
^^	Filed as an exhibit to the Form 10-K for the fiscal year ending December 31, 2007.
^	Filed Herein.

(b) Reports on Form 8-K filed.

The following Exchange Act reports were filed during the 2015 year: Form 8-K/A, filed November  24, 2015; Form 8-K, filed November 4, 2015; Form 8-K, filed August 18, 2015; Form 8-K, June 4, 2015; Form 8-K/A, filed May 26, 2015; Form 8-K, May 15, 2015;  Form 8-K, filed May 12, 2015; Form 8-K/A, April 6, 2015; Form 8-K, filed March 30, 2015; Form 8-K/A, filed February 27, 2015; Form 8-K, filed February 26, 2015; Form 10-Q for fiscal quarter ended March 31, 2015, filed May 15, 2015; Form 10-@ for fiscal quarter ended June 30, 2015, filed August 14, 2015; Form 10-Q for the fiscal quarter ended September 30, 2015, filed November 16, 2015; Form 10-K for fiscal year ended December 31, 2014, filed March 26, 2015; and Information Statement DEF 14C, file June 5, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 23rd day of March 2016.

CAPSTONE COMPANIES, INC.

Dated:   March 23, 2016

By

/S/ Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 23, 2016

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 23, 2016

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 23, 2016

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 23, 2016

/s/ Larry Sloven
Larry Sloven
Director
March 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Companies, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida
March 23, 2016

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets:
Current Assets:
Cash	$364,714	$313,856
Accounts receivable, net	5,077,182	977,597
Advances	-	14,456
Inventory	205,708	128,984
Prepaid expenses	566,459	358,046
Total Current Assets	6,214,063	1,792,939

Fixed Assets:
Computer equipment and software	19,767	12,272
Machinery and equipment	380,633	299,693
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(295,180)	(223,589)
Total Fixed Assets	110,885	94,041

Other Non-current Assets:
Deposit	12,193	12,193
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,448,213	2,448,213
Total Assets	$8,773,161	$4,335,193

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$2,164,283	$644,629
Income tax payable	7,500	-
Note payable - Sterling Factors	2,275,534	286,945
Notes and loans payable to related parties - current maturities	2,064,034	1,936,679
Total Current Liabilities	6,511,351	2,868,253

Commitments and Contingent Liabilities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued -0- shares at December 31, 2015 and 1,000 shares at December 31, 2014	-	1,000
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, issued 721,989,957 shares at December 31, 2015 and 654,010,532 at December 31, 2014	72,199	65,401
Additional paid-in capital	7,276,729	7,187,058
Accumulated deficit	(5,087,118)	(5,786,519)
Total Stockholders' Equity	2,261,810	1,466,940
Total Liabilities and Stockholders' Equity	$8,773,161	$4,335,193

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Revenues, net	$15,924,165	$13,624,518
Cost of sales	(12,100,468)	(10,842,813)
Gross Profit	3,823,697	2,781,705

Operating Expenses:
Sales and marketing	314,011	315,566
Compensation	1,333,100	1,406,709
Professional fees	269,720	189,734
Product development	294,638	374,245
Other general and administrative	587,864	604,823
Total Operating Expenses	2,799,333	2,891,077

Net Operating Income (Loss)	1,024,364	(109,372)

Other Income (Expense):
Interest expense	(317,463)	(327,962)
Total Other Income (Expense)	(317,463)	(327,962)

Income (Loss) Before Tax Provision	706,901	(437,334)

Provision for Income Tax	7,500	-

Net Income (Loss)	$699,401	$(437,334)

Net Income per Common Share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	698,709,332	654,524,231
Diluted	700,742,501	654,524,231

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2013	-	$-	-	$-	1,000	$1,000	657,760,532	$65,777	$7,172,058	$(5,349,185)	$1,889,650

Stock options for compensation	-	-	-	-	-	-	-	-	43,500	-	43,500
Stock Cancellation	-	-	-	-	-	-	(3,750,000)	(376)	(28,500)	-	(28,876)
Net Loss	-	-	-	-	-	-	-	-	-	(437,334)	(437,334)
Balance at December 31, 2014	-	-	-	-	1,000	1,000	654,010,532	65,401	7,187,058	(5,786,519)	$1,466,940

Stock options for compensation	-	-	-	-	-	-	-	-	95,469	-	95,469
Conversion of Series C Preferred Stock to Common Stock					(1,000)	(1,000)	67,979,425	6,798	(5,798)	-	-
Net Income	-	-	-	-	-	-	-	-	-	699,401	699,401
Balance at December 31, 2015	-	$-	-	$-	-	$-	721,989,957	$72,199	$7,276,729	$(5,087,118)	$2,261,810

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$699,401	$(437,334)
Adjustments necessary to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock cancellation	-	(28,877)
Depreciation and amortization	71,590	81,220
Compensation expense from stock options	95,469	43,500
Accrued sales allowance	476,312	155,346
(Increase) decrease in accounts receivable	(4,575,897)	5,794,295
(Increase) decrease in inventory	(76,722)	169,115
(Increase) decrease in prepaid expenses	(208,418)	724,738
(Increase) decrease in other assets	14,456	(14,456)
Increase (decrease) in accounts payable and accrued liabilities	1,527,156	(1,286,898)
Increase (decrease) in accrued interest on notes payable	127,355	(63,395)
Net cash provided by (used in) operating activities	(1,849,298)	5,137,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(12,193)
Purchase of property and equipment	(88,434)	(77,598)
Net cash (used in) investing activities	(88,434)	(89,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	13,379,664	14,700,000
Repayments of notes payable	(11,391,074)	(18,650,199)
Proceeds from notes and loans payable to related parties	3,200,000	950,000
Repayments of notes and loans payable to related parties	(3,200,000)	(2,170,000)
Net cash provided by (used in) financing activities	1,988,590	(5,170,199)

Net Increase (Decrease) in Cash and Cash Equivalents	50,858	(122,736)
Cash and Cash Equivalents at Beginning of Year	313,856	436,592
Cash and Cash Equivalents at End of Year	$364,714	$313,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$190,108	$391,313
Franchise and income taxes	$-	$8,516

Non-cash financing activities:
Conversion of Series C Preferred Stock to Common Stock	$1,000	$-

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC" or the "Company"), a Florida corporation (formerly, "CHDT Corporation") and its wholly-owned subsidiaries is presented to assist in understanding the Company's financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

CAPC was initially incorporated September 18, 1986, under the laws of the State of Delaware under the name Yorkshire Leveraged Group, Incorporated, and then changed its domicile to Colorado in 1989 by merging into a Colorado corporation, named Freedom Funding, Inc. Freedom Funding, Inc. then changed its name to CBQ, Inc. by amendment of its Articles of Incorporation on November 25, 1998. In May 2004, the Company changed its name from CBQ, Inc. to China Direct Trading Corporation as part of a reincorporation from the State of Colorado to the State of Florida.  On May 7, 2007, the Company amended its charter to change its name from "China Direct Trading Corporation" to CHDT Corporation.  This name change was effective as of July 16, 2007, for purposes of the change of its name on the OTC Bulletin Board.   With the name change, the trading symbol was changed to CHDO. On June 6, 2012, the Company amended its charter to change its name from CHDT Corporation to CAPSTONE COMPANIES, INC.  This name change was effective as of July 6, 2012, for purposes of the change of its name on the OTC Bulletin Board.  With the name change, the trading symbol was changed to CAPC.

In February 2004, the Company established a new subsidiary, initially named China Pathfinder Fund, L.L.C., a Florida limited liability company. During 2005, the name was changed to Overseas Building Supply, LLC ("OBS") to reflect its shift in business lines from business development consulting services in China for North American companies to trading Chinese-made building supplies in South Florida.  This business line was ended in fiscal year 2007 and the OBS name was changed to Black Box Innovations, L.L.C. ("BBI") on March 20, 2008. On January 31, 2012, the BBI name was changed to Capstone Lighting Technologies, L.L.C ("CLT").

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation ("Capstone").  Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling low technology consumer products to distributors and retailers in the United States.  Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Capstone Common Stock, and recorded goodwill of $1,936,020.

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd ("CIHK") which is engaged in selling the Company's products internationally and provides other services such as new product development, product sourcing, quality control, ocean freight logistics, product testing and factory certifications for the Company's other subsidiaries.

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors in North America.  Capstone currently operates in five primary product categories: Induction Charged Power Failure Lights; LED Night Lights and Power Failure Lights; Motion Sensor Lights; Wireless Remote Control Outlets and Wireless Remote Control Accent Lights.  The Company's products are typically manufactured in China by third-party manufacturing companies.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents, to the extent the funds are not being held for investment purposes.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  The allowance for bad debt is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the receivables.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of both December 31, 2015 and 2014, management has determined that the accounts receivable are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of both December 31, 2015 and 2014, 100% of the accounts receivable serve as collateral for the Company's notes payable.

Inventory

The Company's inventory, which is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $205,708 and $128,984 at December 31, 2015 and December 31, 2014, respectively.

Prepaid Expenses

The Company's prepaid expenses consist primarily of deposits on inventory for future orders as well as other prepaid advertising expense.

Property and Equipment

Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recognized by the Company during 2015 or 2014.

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

Depreciation expense was $71,590 and $61,556 for the years ended December 31, 2015 and 2014, respectively.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate impairment.  The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment and determined that no adjustment for impairment was necessary as of December 31, 2015, whereas the fair value of the intangible asset exceeds its carrying amount.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At December 31, 2015 and December 31, 2014, the total number of potentially dilutive common stock equivalents was 88,630,388 and 155,058,813, respectively.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	December 31, 2015	December 31, 2014
Basic weighted average shares outstanding	698,709,332	654,524,231
Dilutive Warrants	2,033,169	-
Diluted weighted average shares outstanding	700,742,501	654,524,231

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2015 and 2014 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C., Capstone Industries, Inc. and Capstone International HK, LTD.  All significant intra-entity transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at December 31, 2015 and 2014 approximates their fair values due to the short-term nature of these financial instruments. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Cost Method of Accounting for Investment

Investments in equity securities that do not have readily determinable fair values and do not qualify for consolidation or the equity method are carried at cost.  Dividends received from those companies are included in other income.  Dividends received in excess of the Company's proportionate share of accumulated earnings are applied as a reduction of the cost of the investment.  Other than temporary impairments to fair value are charged against current period income.

Revenue Recognition

Product sales are recognized when an agreement of sale exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured.

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  During the year ended December 31, 2015, the Company determined that $196,977 of previously accrued promotional allowances were no longer required. The reduction of promotional allowances is included in net revenues for the year ended December 31, 2015.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $101,101 and $156,389 for the years ended December 31, 2015 and 2014, respectively.  As of both December 31, 2015 and, 2014, the Company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheets.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and amounted to $60,768 and $63,242 for the years ended December 31, 2015 and 2014, respectively.

Accrued Liabilities

Accrued liabilities contained in the accompanying balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective products, other product returns and various allowances.  These estimates could change significantly in the near term.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 740 Income Taxes. ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its U.S. subsidiaries intend to file consolidated income tax returns.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation- Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company's consolidated statements of operations.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of and for years ended December 31, 2015 and 2014, there were no material amounts subject to forfeiture.

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

Stock-Based Compensation Expense

Stock-based compensation for the years ended December 31, 2015 and 2014 totaled $95,469 and $43,500, respectively.

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

In August 2015, the effective date of this guidance was deferred by one year and now will be effective for the Company's annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

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

 In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, that simplifies the measurement of inventory and more closely aligns the U.S. GAAP measurement of inventory with the measure of inventory under International Financial Reporting Standards. The guidance requires entities utilizing the first-in, first-out method to measure inventory at the lower of cost and net realizable value, with net realizable value defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This amendment should be applied prospectively and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material effect on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that all deferred income taxes be classified as noncurrent in the balance sheet, rather than being separated into current and noncurrent amounts. This standard is effective for annual reporting periods beginning after December 15, 2016. The adoption of ASU 2015-17 is not expected to have a material effect on the Company's consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financials properly reflect the change.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of both December 31, 2015 and 2014, the Company had no funds in excess of FDIC limits.

Accounts Receivable

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States and their international locations. The Company typically does not require collateral from customers.  Credit risk is limited due to the financial strength of the customers comprising the Company's customer base and their dispersion across different geographical regions.  The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Major Customers

The Company had one customer who comprised at least ten percent (10%) of gross revenue during the year ended December 31, 2015 and two customers who comprised at least ten percent (10%) of gross revenue during the year ended December 31, 2014.  The loss of these customers would adversely impact the business of the Company.

	Gross Revenue %		Accounts Receivable
	2015	2014	2015	2014
Customer A	89%	68%	$4,610,852	$1,088,610
Customer B	7%	24%	1,063,755	-
	96%	92%	$5,674,607	$1,088,610

Approximately seven percent (7%) of the Company's gross revenues from Customer A for the year ended December 31, 2015 was from sales to the customer's locations outside of the United States.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Vendors

The Company had two vendors from which it purchased at least ten percent (10%) of merchandise during the year ended December 31, 2015 and one vendor in 2014. The loss of this supplier would adversely impact the business of the Company.

	Purchases %		Accounts Payable
	2015	2014	2015	2014

Vendor A	73%	-%	$1,486,648	$-
Vendor B	18%	99%	350,770	462,269
	91%	99%	$1,837,418	$462,269

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of December 31, 2015 and 2014, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

Capstone and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone's obligations under the Financing Agreement. As of December 31, 2015 and 2014, the balance due to Sterling was $2,275,534 and $286,945, respectively.

On July 12, 2011, Stewart Wallach, the Chief Executive Officer and Director of Capstone. and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, whereby they would purchase equally all of Mr. Ullman's notes.

On July 15, 2011, Stewart Wallach individually and accepted by Sterling National Bank, agreed to replace Howard Ullman as the sole personal guarantor to Sterling National Bank for all of Capstone's loans previously guaranteed by Howard Ullman.

Effective July 12, 2011, Capstone's credit line with Sterling National Bank was increased from $2,000,000 up to $4,000,000 to provide additional funding for increased revenue growth.

During the period from July 2013 through February 2014, the Company's credit line with Sterling National Bank was temporarily increased from $4,000,000 to $6,000,000 to provide additional funding to cover the increased sales volume during the holiday season.

During the period from July 2014 through December 31 2015, the Company's credit line with Sterling National Bank was temporarily increased from $4,000,000 to $7,000,000 to provide additional funding to cover the increased sales volume during the holiday season. As of December 31, 2015, the maximum amount that can be borrowed on this credit line is $7,000,000.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a Director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal was payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  On July 12, 2011, Stewart Wallach, the Chief Executive Officer and Director of the Company and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, whereby they would purchase equally all of Mr. Ullman's notes net of any offsets, monies due from Mr. Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011, this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach, Chief Executive Director and Director, and JWTR Holdings LLC. The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before April 1, 2016. As of December 31, 2015 the total combined balance due on these two notes was $567,060, which includes accrued interest of $148,114.

On March 11, 2010, the Company received a loan from a Director in the amount of $100,000. As amended, the note is due on or before April 1, 2016 and carries an interest rate of 8% per annum.  At December 31, 2015, the total amount payable on this note was $146,466 including interest of $46,466.

On May 11, 2010, the Company received a loan from Stewart Wallach in the amount of $75,000. As amended, the note is due on or before April 1, 2016 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal. At December 31, 2015, the total amount payable on this note was $108,847 including interest of $33,847.

On January 15, 2013, the Company received a loan in the amount of $250,000 from Stewart Wallach. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until April 1, 2016. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At December 31, 2015, the total amount payable on this note was $309,178 including interest of $59,178.

On January 15, 2013, the Company received a loan in the amount of $250,000 from a Director of Capstone Companies, Inc. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until April 1, 2016.  At December 31, 2015, the total amount payable on this note was $309,178 including interest of $59,178.  This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.

Purchase Order Assignment- Funding Agreements

On February 9, 2015, Capstone Industries, Inc. received $200,000 against a note from Jeffrey Postal. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month. This note was paid in full during the quarter ended June 30, 2015.

On May 19, 2015, Capstone Companies, Inc. received $250,000 against a note from an entity related to the Company's Chief Executive Officer. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month. As of December 31, 2015, this note was paid in full.

On May 19, 2015, Capstone Companies, Inc. received $250,000 against a note from Jeffrey Postal. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month. As of December 31, 2015, this note was paid in full.

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

On June 16, 2015, Capstone Industries, Inc. received $500,000 against a note from Jeffrey Postal. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month. As of December 31, 2015, this note was paid in full.

On June 18, 2015, Capstone Industries, Inc. received $400,000 against a note from George Wolf, a consultant. The note was due on or before December 31, 2015, and carried an interest rate of 1.0% simple interest per month. As of December 31, 2015, this note was paid in full.

On October 7, 2015, Capstone Industries, Inc. received $350,000 against a note from Jeffrey Postal. The note was due on or before December 31, 2015 and carried an interest rate of 1.0% simple interest per month. This note was paid in full during on November 10, 2015.

On October 7, 2015, Capstone Industries, Inc. received $350,000 against a note from Phyllis Postal. The note was due on or before December 31, 2015 and carried an interest rate of 1.0% simple interest per month. This note was paid in full during on November 19, 2015.

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC ("PCF"), a private capital funding company owned by Jeffrey Postal and James McClinton, the Company's Chief Financial Officer.  Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of 8%.  This loan was amended and the due date has been extended until April 1, 2016. As of December 31, 2015, the loan balance under this agreement was $623,306 including interest of $125,306.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of December 31, 2015, was $2,064,034 including accrued interest of $472,088. The notes and loan payable to related parties mature during 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone Industries entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014, and effective February 1, 2014, has a 3-year term with a base annual rent of $87,678 paid in equal monthly installments. The Company has the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Under the new lease agreement, Capstone is responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

Capstone International Hong Kong Ltd. entered into a two-year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement was for the period from February 17, 2014, to February 16, 2016.  This lease has a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. This lease has been extended for a further three (3) months until May 16, 2016.

Rent expense amounted to $140,647 and $120,704 for the years ended December 31, 2015 and 2014, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

The lease obligations under these agreements for the next three years are as follows:

Year Ended December, 31,	US	HK	Total
2016	$90,579	$20,325	$110,904
2017	7,559	-	7,559
Total lease obligation	$98,138	$20,325	$118,463

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf will be paid $10,500 per month through December 31, 2015 and $12,500 per month from January 1, 2016 through December 31, 2017. The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time after December 31, 2015 convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year. During 2015 and 2014, Mr. Wallach was paid $287,163 and $287,163 under the Employment Agreement. An amount of $40,233 has been accrued and is included in the December 31, 2015 and December 31, 2014 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The initial term of the contract began February 5, 2008, and ended on February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013.  The Company's Compensation Committee further extended the agreement with the same terms for an additional three years through February 5, 2016.

On February 5, 2016, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $287,163 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this new agreement began February 5, 2016 and ends February 5, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

On February 5, 2008, the Company entered into an Employment Agreement with James McClinton. Mr. McClinton was paid $150,000 per annum.  As part of the agreement, Mr. McClinton received a minimum increase of 5% per year. During 2015 and 2014, Mr. McClinton was paid $191,442 and $191,442, respectively under the Employment Agreement.  An amount of $572 has been accrued and is included in the December 31, 2015 and December 31, 2014 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The term of the initial contract began February 5, 2008, and ended February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company's Compensation Committee further extended the agreement with the same terms for an additional three years through February 5, 2016.

On February 5, 2016, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.  As part of the agreement, the base salary will be reviewed   annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this new agreement began February 5, 2016 and ends February 5, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS

Series C Preferred Stock

On July 9, 2009, the Company authorized and issued 1,000 shares of Series C Preferred Stock in exchange for $700,000.  The 1,000 shares of Series C Stock were convertible into 67,979,425 common shares.  The par value of the Series C Preferred shares is $1.00.
On May 5, 2015, the 1,000 Series C Preferred shares were fully converted into 67,979,425 common shares.

Common Stock

During 2014 the Company entered into a settlement agreement with a consultant under which 3,750,000 shares of previously issued common stock were surrendered and canceled in consideration for a payment to the consultant in the amount of $50,000.

Warrants

During September and October 2007, the Company issued 31,823,529 shares of common stock for cash at $0.017 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 9,547,055 warrants were issued.  The warrants are ten year warrants and have an exercise price of $0.017 per share.

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

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations of options granted during the years ended December 31, 2015 and 2014:

Risk free rate – 1.61 – 2.23%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the year ended December 31, 2015, the Company recognized compensation expense of $95,469 related to these stock options. A further compensation expense of $33,981 will be recognized for these options in 2016.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company's stock options outstanding as of December 31, 2015 and December 31, 2014 and activity for the years then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2014	74,383,333	$0.029	3.28	$-
Granted	3,150,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding, December 31, 2014	77,533,333	$0.029	2.36	$-
Granted	6,300,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	(4,750,000)	0.029	-	-
Outstanding, December31, 2015	79,083,333	$0.029	1.73	$-

Vested/exercisable at December, 31, 2014	77,533,333	$0.029	2.36	$-
Vested/exercisable at December, 31, 2015	75,933,333	$0.029	1.60	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.029	54,983,333	1.33	$.029	54,983,333
$.029	2,500,000	2.33	$.029	2,500,000
$.029	700,000	3.33	$.029	700,000
$.029	1,000,000	1.83	$.029	1,000,000
$.029	150,000	2.08	$.029	150,000
$.029	850,000	3.42	$.029	850,000
$.029	300,000	4.42	$.029	300,000
$.029	4,500,000	0.50	$.029	4,500,000
$.029	150,000	5.50	$.029	150,000
$.029	4,500,000	1.58	$.029	4,500,000
$.029	3,000,000	3.00	$.029	3,000,000
$.029	150,000	8.00	$.029	150,000
$.029	3,000,000	4.00	$.029	3,000,000
$.029	150,000	9.00	$.029	150,000
$.029	3,000,000	4.58	$.029	-
$.029	150,000	9.58	$.029	-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

As of December 31, 2015, the Company had significant net operating loss carry forwards for income tax reporting purposes of approximately $3,187,000 that may be offset against future taxable income through 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The Company has therefore determined that a full valuation allowance against its net deferred taxes is necessary as of both December 31, 2015 and December 31, 2014.

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain other jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgement to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years 2012 and prior.

If the Company were too subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be reported as a component of income tax expense.

The provision for income taxes for the year ended December 31, 2015 and 2014 was calculated based on the estimated annual effective rate for the full 2015 and 2014 calendar years, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2015	2014
Provision (Benefit) at US Statutory Rate	$240,000	$(149,000)
Alternative Minimum Tax	7,500	-
Depreciation and Amortization	(29,000)	(33,000)
Accrued Sales Allowance and Other Liabilities	(31,000)	67,000
Non-Deductible Stock Based Compensation	32,000	15,000
Other Differences	51,000	45,000
Increase (Decrease) in Valuation Allowance	(263,000)	55,000
Income Tax Provision (Benefit)	$7,500	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2015	2014
Deferred tax assets:
Net operating loss carryforward	$742,000	$1,054,000
Intangible assets	395,000	351,000
Fixed assets	-	9,000
Valuation allowance	(1,084,000)	(1,347,000)
	53,000	67,000
Deferred tax liabilities:
Liabilities and reserves	(36,000)	(67,000)
Inventory	(11,000)	-
Fixed assets	(6,000)	-
	(53,000)	(67,000)
Net deferred tax assets and liabilities	$-	$-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 8 – COST METHOD INVESTMENTS

On January 15, 2013, the Company entered into an agreement with AC Kinetics, Inc. to purchase 100 shares of AC Kinetics Series A Preferred Stock for $500,000. These shares carry a liquidation preference in the amount of $500,000, are convertible at the Company's demand into 3% of the outstanding shares of AC Kinetics common stock and have anti-dilution protection.

In addition, the Company and AC Kinetics have agreed to cooperate in the development and commercialization of consumer and industrial products to be solely owned by the Company.  AC Kinetics will be the Company's advanced product developer. AC Kinetics will notify the appropriate technology departments at the Massachusetts Institute of Technology ("MIT") of the Company's ability and desire to commercialize consumer and industrial products developed in the MIT incubator departments.

The Company and AC Kinetics also entered into a royalty agreement whereby, the Company will receive a 7% royalty on any licensing revenues received by AC Kinetics for products sold by them.  This royalty agreement will terminate upon receipt by the Company of royalties of $500,000.

The aggregate carrying amount of cost method investments at December 31, 2015 and 2014 consisted of the following:

	2015	2014
AC Kinetics Series A Convertible Preferred Stock	$500,000	$500,000

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, at December 31, 2015 and 2014, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.