Form 10-Q
period 2016-03-31
CAPSTONE COMPANIES, INC.
filed 2016-05-16
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2016

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(954) 252-3440
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes x No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 2, 2016, there were 721,989,957 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.

Quarterly Report of Form 10-Q
Three Months Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets:
Current Assets:
Cash	$463,615	$364,714
Accounts receivable, net	1,391,497	5,077,182
Inventory	232,384	205,708
Prepaid expenses	604,517	566,459
Total Current Assets	2,692,013	6,214,063

Fixed Assets:
Computer equipment and software	19,767	19,767
Machinery and equipment	385,333	380,633
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(309,241)	(295,180)
Total Fixed Assets	101,524	110,885

Other Non-current Assets:
Deposit	12,193	12,193
Investment (AC Kinetics)	500,000	500,000
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,448,213	2,448,213
Total Assets	$5,241,750	$8,773,161

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$363,452	$2,164,283
Income tax payable	-	7,500
Note payable - Sterling National	354,697	2,275,534
Notes and loans payable to related parties - current maturities	2,346,469	2,064,034
Total Current Liabilities	3,064,618	6,511,351

Commitments and Contingent Liabilities (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 100,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 50,000,000 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 1,000 shares, issued -0- shares at March 31, 2016 and at December 31, 2015	-	-
Common Stock, par value $.0001 per share, authorized 850,000,000 shares, issued 721,989,957 shares at March 31, 2016 and at December 31, 2015	72,199	72,199
Additional paid-in capital	7,290,980	7,276,729
Accumulated deficit	(5,186,047)	(5,087,118)
Total Stockholders' Equity	2,177,132	2,261,810
Total Liabilities and Stockholders' Equity	$5,241,750	$8,773,161

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenues, net	$2,078,214	$713,517
Cost of sales	(1,464,658)	(406,167)
Gross Profit	613,556	307,350

Operating Expenses:
Sales and marketing	62,977	36,672
Compensation	308,458	361,108
Professional fees	104,285	96,173
Product development	36,274	45,658
Other general and administrative	142,755	121,355
Total Operating Expenses	654,749	660,966

Net Operating (Loss)	(41,193)	(353,616)

Other Income (Expense):
Interest expense	(57,736)	(37,156)
Total Other Income (Expense)	(57,736)	(37,156)

(Loss) Before Tax Provision	(98,929)	(390,772)

Provision for Income Tax	-	-

Net (Loss)	$(98,929)	$(390,772)

Net Loss per Common Share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average Shares Outstanding
Basic	721,989,957	654,010,532
Diluted	721,989,957	654,010,532

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	$(98,929)	$(390,772)
Adjustments necessary to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	14,061	12,687
Stock based compensation expense	14,250	29,433
Accrued sales allowance	(94,203)	(181,978)
(Increase) decrease in accounts receivable	3,835,576	747,014
(Increase) decrease in inventory	(26,674)	(57,470)
(Increase) decrease in prepaid expenses	(38,057)	(12,083)
(Increase) decrease in other assets	-	14,456
Increase (decrease) in accounts payable and accrued liabilities	(1,864,020)	82,314
Increase (decrease) in accrued interest on notes payable	31,282	34,692
Net cash provided by operating activities	1,773,286	278,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,700)	(2,284)
Net cash (used in) investing activities	(4,700)	(2,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,643,356	607,276
Repayments of notes payable	(5,564,194)	(1,249,273)
Proceeds from notes and loans payable to related parties	360,000	200,000
Repayments of notes and loans payable to related parties	(108,847)	-
Net cash (used in) financing activities	(1,669,685)	(441,997)

Net Increase (Decrease) in Cash and Cash Equivalents	98,901	(165,988)
Cash and Cash Equivalents at Beginning of Period	364,714	313,856
Cash and Cash Equivalents at End of Period	$463,615	$147,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$60,301	$2,464
Income taxes	$7,500	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC" or the "Company"), a Florida corporation (formerly, "CHDT Corporation") and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Interim Financial Statements

The unaudited consolidated financial statements for the three month periods ended March 31, 2016 and 2015 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the periods. Operating results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year due to the seasonal nature of the Company's business.  Certain prior period amounts have been reclassified in order to conform to the covered periods presentation. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of both March 31, 2016 and December 31, 2015, management has determined that accounts receivables are fully collectible.  As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of both March 31, 2016, and December 31, 2015, 100% of accounts receivable serve as collateral for the Company's notes payable.

Inventory

The Company's inventory, is recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $232,384 and $205,708 at March 31, 2016 and December 31, 2015, respectively.

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

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recognized by the Company during 2015 or during the period ended March 31, 2016.

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

Depreciation expense was $14,061 and $12,687for the periods ended March 31, 2016 and 2015, respectively.

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

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At March 31, 2016 and March 31, 2015, the total number of potentially dilutive common stock equivalents was 88,630,388 and 158,208,813, respectively.

Principles of Consolidation

The consolidated financial statements for the periods ended March 31, 2016 and 2015 include the accounts of the parent entity and its wholly-owned subsidiaries Capstone Lighting Technologies, L.L.C., Capstone Industries, Inc. and Capstone International HK, LTD.  All significant intra-entity transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, prepaid expenses, accounts receivable, accounts payable and accrued liabilities at March 31, 2016 and December 31, 2015 approximates their fair values due to the short-term nature of these financial instruments.

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

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  In addition, accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances.

During the three-month periods, ending March 31, 2016 and 2015, the Company determined that $94,203 and   $181,978, respectively of previously accrued promotional allowances were no longer required. The reduction of promotional allowances is included in net revenues for the periods ended March 31, 2016 and 2015.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $3,053 and $3,596 for the periods ended March 31, 2016 and 2015, respectively.  As of both March 31, 2016 and December 31, 2015, the Company has $275,019 in capitalized advertising costs included in prepaid expenses on the consolidated balance sheets.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and amounted to $26,255 and $14,288 for the periods ended March 31, 2016 and 2015, respectively.

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

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As for the periods ended March 31, 2016 and 2015, there were no material amounts subject to forfeiture.

The Company recognizes compensation expense paid with common stock and other equity instruments issued for assets and services received based upon the fair value of the assets/services or the equity instruments issued, whichever is more readily determined.

As of the date of this report, the Company has not adopted a method to account for the tax effects of stock-based compensation pursuant to ASC 718 and related interpretations.  However, whereas the Company has substantial net operating losses to offset future taxable income and its current deferred tax asset is completely reduced by the valuation allowance, no material tax effects are anticipated.

Stock-based compensation for the three month periods ended March 31, 2016 and 2015 totaled $14,250 and $29,433, respectively.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), ("ASU 2016-08"). This ASU clarifies the implementation guidance on principal versus agent considerations. The updated guidance improves the understandability of determining whether an entity is a principal or agent, the nature of the good or service, and involvement of other parties in a sale. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-10"). ASU 2016-10 clarifies two aspects of Topic 606: identifying performance obligation and the licensing implementation guidance, while retaining the related principles for those areas.  The amendments in ASU 2016-08 and ASU 2016-10 are effective in conjunction with ASU 2015-14. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The issue is the result of a consensus of the FASB Emerging Issues Task Force. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The Company adopted the provisions of this ASU during the quarter ended March 31, 2016 and there was no material impact on the consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidations (Topic 225-20): Amendments to the Consolidation Analysis, which affects current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company adopted the provisions of this ASU during the quarter ended March 31, 2016 and there was no material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 225-20): Simplifying the Presentation of Debt Issue Costs, that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company adopted the provisions of this ASU during the quarter ended March 31, 2016 and there was no material impact on the consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company's fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-01 is not expected to have a material effect on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a terms greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company's fiscal year beginning after December 15, 2018 and subsequent interim periods. The Company is currently evaluating the impact of the adaption of ASU 2016-02 will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company's fiscal year beginning after December 15, 2016 and subsequent interim periods. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on the Company's consolidated financial statements.

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

Pervasiveness of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of March 31, 2016, the Company had $129,729 in excess of FDIC limits.

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

Major Customers

The Company had two customers who comprised 61% and 30% of gross revenue during the period ended March 31, 2016 and two customers who comprised 52% and 27% of gross revenue during the period ended March 31, 2015.  The loss of these customers would adversely impact the business of the Company.

Approximately 50% and 52% of the Company's gross revenue for the periods ended March 31, 2016 and 2015, respectively was from international sales.

As of March 31, 2016, approximately 96% of accounts receivable were from one customer. As of December 31, 2015, approximately 99% of accounts receivable were from two customers.

Major Vendors

The Company had two vendors from which it purchased 81% and 10% of merchandise during the period ended March 31, 2016, and two vendors from which it purchased 61% and 30% of merchandise during the period ended March 31, 2015. The loss of these suppliers would adversely impact the business of the Company.

As of March 31, 2016, approximately 65% of accounts payable were due to two vendors. As of December 31, 2015, approximately 95% of accounts payable were due to two customers.

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of March 31, 2016, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

Capstone and Howard Ullman, the previous Chairman of the Board of Directors of CHDT, had personally guaranteed Capstone's obligations under the Financing Agreement. As of March 31, 2016 and December 31, 2015, the balance due to Sterling was $354,697 and $2,275,534, respectively.

As of March 31, 2016, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES AND SUBSEQUENT EVENTS

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a Director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal was payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  On July 12, 2011, Stewart Wallach, and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman, whereby they would purchase equally all of Mr. Ullman's notes net of any offsets, monies due from Mr. Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011, this note payable was reassigned by Howard Ullman, equally split between Stewart Wallach, and JWTR Holdings LLC. The note balance of $466,886 was reduced by $47,940 for offsets due by Howard Ullman. The revised loan balance of $418,946 was reassigned equally $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note is due on or before October 3, 2016. As of March 31, 2016, the total combined balance due on these two notes was $575,416 which includes accrued interest of $156,470.

On March 11, 2010, the Company received a loan from a Director in the amount of $100,000. As amended, the note is due on or before October 3, 2016 and carries an interest rate of 8% per annum.  At March 31, 2016, the total amount payable on this note was $148,461 including interest of $48,461.

On May 11, 2010, the Company received a loan from Stewart Wallach in the amount of $75,000. As amended, the note is due on or before October 3, 2016 and carries an interest rate of 8% per annum.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal. At March 31, 2016, this note was paid in full.

On January 15, 2013, the Company received a loan in the amount of $250,000 from Stewart Wallach. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until October 3, 2016. This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  At March 31, 2016, the total amount payable on this note was $314,164 including interest of $64,164. On April 1, 2016, the Company received notification from Stewart Wallach that all rights and title to the $250,000 note and accrued interest of $64,164 had been assigned to Jeffrey Postal under the same terms and obligations of the original note.

4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES AND SUBSEQUENT EVENTS (continued)

On January 15, 2013, the Company received a loan in the amount of $250,000 from a Director of Capstone Companies, Inc. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until October 3, 2016.  At March 31, 2016, the total amount payable on this note was $314,164 including interest of $64,164.  This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.

Purchase Order Assignment- Funding Agreements

On March 18, 2016, Capstone Industries, Inc. received $360,000 against a note from Group Nexus LLC. The note is due on or before September 30, 2016, and carries an interest rate of 8% simple interest per year. As of March 31, 2016, the total amount payable on this note was $361,026 which included interest of $1,026.

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC ("PCF"), a private capital funding company owned by Jeffrey Postal and James McClinton, the Company's Chief Financial Officer.  Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF. Amounts borrowed carry an interest rate of 8%. This loan was amended and the due date has been extended until October 3, 2016. As of March 31, 2016, the loan balance under this agreement was $ 633,239 including interest of $135,239.

Notes and Loans Payable to Related Parties – Maturities

The total amount payable to officers, directors and related parties as of March 31, 2016, was $2,346,469 including accrued interest of $469,524. The notes and loan payable to related parties mature during 2016.

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

Capstone International Hong Kong Ltd. entered into a two-year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement was for the period from February 17, 2014, to February 16, 2016.  This lease has a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. This lease has been extended for a further three (3) months until May 16, 2016. This lease has been further renewed for another (12) months ending May 16, 2017 with a base annual rate of $48,775 paid in equal monthly installments.

Rent expense amounted to $35,413 and $35,021 for the three months ended March 31, 2016 and 2015, respectively.

The future lease obligation under these agreements are as follows:

Year Ended December, 31,	US	HK	Total
2016	$66,870	$37,274	$104,144
2017	7,559	$20,322	27,881
Total future lease obligation	$74,429	$57,596	$132,025

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf will be paid $10,500 per month through December 31, 2015 and $12,500 per month from January 1, 2016 through December 31, 2017. The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time after December 31, 2015 convert

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year. An amount of $40,233 has been accrued and is included in the March 31, 2016 and December 31, 2015 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The initial term of the contract began February 5, 2008, ended on February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013.  The Company's Compensation Committee further extended the agreement with the same terms for an additional three years.

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

On February 5, 2008, the Company entered into an Employment Agreement with James McClinton. Mr. McClinton was paid $150,000 per annum.  As part of the agreement, Mr. McClinton received a minimum increase of 5% per year. An amount of $572 has been accrued and is included in the March 31, 2016 and December 31, 2015 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages in 2011. The term of the initial contract began February 5, 2008, and ended February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company's Compensation Committee further extended the agreement with the same terms for an additional three years through February 5, 2016.

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

NOTE 6 - STOCK TRANSACTIONS

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

NOTE 6 – STOCK TRANSACTIONS (continued)

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations of options granted during the year ended December 31, 2015:
Risk free rate – 1.61 – 2.23%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

For the period ended March 31, 2016, the Company recognized compensation expense of $14,250 related to these stock options. A further compensation expense of $19,731 will be recognized for these options in 2016.

The following table sets forth the Company's stock options outstanding as of March 31, 2016 and December 31, 2015 and activity for the periods then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding, January 1, 2015	77,533,333	$0.029	2.36	$-
Granted	6,300,000	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	(4,750,000)	0.029	-	-

Outstanding, December 31, 2015	79,083,333	$0.029	1.73	$-
Granted	-	0.029	-	-
Exercised	-	-	-	-
Forfeited/expired	-	0.029	-	-
Outstanding, March 31, 2016	79,083,333	$0.029	1.48	$-

Vested/exercisable at December, 31, 2015	75,933,333	$0.029	1.60	$-
Vested/exercisable at March, 31, 2016	75,933,333	$0.029	1.35	$-

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.029	54,983,333	1.08	$.029	54,983,333
$.029	2,500,000	2.08	$.029	2,500,000
$.029	700,000	3.08	$.029	700,000
$.029	1,000,000	1.58	$.029	1,000,000
$.029	150,000	1.83	$.029	150,000
$.029	850,000	3.17	$.029	850,000
$.029	300,000	4.17	$.029	300,000
$.029	4,500,000	0.25	$.029	4,500,000
$.029	150,000	5.25	$.029	150,000
$.029	4,500,000	1.33	$.029	4,500,000
$.029	3,000,000	2.75	$.029	3,000,000
$.029	150,000	7.75	$.029	150,000
$.029	3,000,000	3.75	$.029	3,000,000
$.029	150,000	8.75	$.029	150,000
$.029	3,000,000	4.33	$.029	-
$.029	150,000	9.33	$.029	-

NOTE 7 - INCOME TAXES

As of March, 2016, the Company had significant net operating loss carry forwards remaining that will begin to expire in 2033. The Company has determined that a full valuation allowance against its net deferred taxes is necessary as of March 31, 2016 and December 31, 2015.

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

The provision for income taxes for the three and month period ended March 31, 2016 was calculated based on estimated annual effective rate for the full 2016 calendar year, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

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

The aggregate carrying amount of cost method investments at March 31, 2016 and December 31, 2015 consisted of the following:

	2016	2015
AC Kinetics Series A Convertible Preferred Stock	$500,000	$500,000

It was not practicable to estimate fair value of AC Kinetics Series A Convertible Preferred Stock and such an estimate was not made because, at March 31, 2016 and December 31, 2015, there were no events or changes in circumstances that could have had a significant adverse effect on the fair value of such investments.

NOTE 9 – SUBSEQUENT EVENTS

On April 22, 2016, the Company received a credit of approximately $479,000 from its major vendor to cover customer returns of defective products from sales that occurred in 2015 and promotional allowances for 2016 sales. The credit will be applied to invoices due to the vendor during the second and third quarters of 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements under the Private Securities Litigation Act of 1995, as amended. See "Special Note Regarding Forward Looking Statements" below for certain information concerning those forward- looking statements.  As used below, "our" and "we" refers to the Company and its subsidiaries.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections describing our business as well as "Risk Factors," and this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words) intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding growth and changes in the consumer product markets in which we sell our products and in the consumer specialty lighting industry;
•	our expectation regarding increasing demand for our products and changes in consumer tastes;
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

Forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q quarterly report. One should read this Form 10-Q quarterly report and the documents that we reference and filed as exhibits to this Form 10-Q quarterly report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.
The Company is a "penny stock" under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of May 2, 2016, the Common Stock was trading at $.02 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.

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
(5) "China" or "PRC" means Peoples' Republic of China.
(6) References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(7) References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(8) "SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(9) "Subsidiaries" means Capstone Industries, Inc. (CAPI), Capstone International H.K Ltd., (CIHK), and Capstone Lighting Technologies, Inc. ("CLTL").

General.

Capstone Companies, Inc., a Florida corporation, ("CAPC," "Company," "we," or "our") is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTCQB system of The OTC Markets Group, Inc. and, since July 6, 2012, under the trading symbol "CAPC."  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2015.

Available Information.

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company's website at http://www.capstonecompaniesinc.com/Investor Relations and on the SEC's website at http://www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, or through the aforesaid website URL's. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

Factors Affecting our Financial Performance.

Our operating results are or may be primarily affected by the following factors:

* Our ability to achieve and maintain profitability and positive cash flow, which in turn is dependent on the following factors;

* Our ability to develop and effectively update and market our products;

* Our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire product inventory;

* Our ability to identify and pursue channels through which we will be able to market our products;

* Our ability to attract new customers for our products;

* Our ability to manage our costs and maintain low overhead as well as access affordable funding on a timely basis; and

* Our sales are currently dependent on our ability to attract retail customers on cost-effective terms to brick and mortar retail locations or to on-line retailer Amazon.com. Studies like The Neilson Company's August 2014 "E-Commerce: Evolution or Revolution in the Fast Moving Consumer Goods World," document that e-commerce is increasingly important in consumer goods industry. With the growing importance of e-commerce and Web-based or online marketing through online mediums like Facebook, Pinterest, Yahoo!(R) Groups and  YouTube.com, as well as "viral" marketing through Twitter or Instagram, online blogs and consumer use of Internet search engines like Google and Bing, we recognize a need to enhance our such non-traditional Social Media marketing avenues, but we may be unable to successfully develop such non-traditional marketing strategies and efforts or may lack the available funds to do so as long as traditional marketing and sales through retailers and their stores remain our central marketing and sales strategy. Reliance on traditional brick-and-mortar retailers is itself a risk factor for our company.

Introduction

The following discussion and analysis provides an introduction to our company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2016 compared with the same period in 2015 and (ii) financial liquidity and capital resources.

We are a public holding company organized under the laws of the State of Florida. We design and manufacture a line of specialty power failure lighting solutions and other innovative specialty consumer lighting products for the North American and Global retail markets through our operating subsidiaries.  Our primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI").   Capstone International Hong Kong, Ltd., or "CIHK", was established to expand our product development, engineering and factory resource capabilities in Hong Kong.  Our product line consists of stylish, innovative and easy to use consumer lighting products, including power failure multi-function handheld lights, power failure multi-function nightlights and wall-plates, decorative nightlights, wireless motion sensor lights, remote control battery powered accent lights and remote control outlets.  Our products are sold under CAPI brand name, "Capstone Lighting," and also under a nationally recognized licensed brand.  We seek to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, through our three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Our Chinese contract manufacturers may participate in the design of our products.  We believe that we have commercially reasonable terms with our Chinese contract manufacturers. Our products are typically shipped from China contract manufacturers and stored in warehouses or distributors in our markets.  From time to time, we evaluate our relationship with existing contract manufacturers as well as alternative contract manufacturing sources in China and elsewhere as part of our contingent planning.

Strategy

Our objective is to increase profitability, cash flow and revenues while enhancing our position as a leading manufacturer, marketer and distributor through the ongoing development of innovative and technologically advanced ideas and concepts for the LED Home Lighting consumer product categories.  We plan to leverage our product successes by expanding our offerings into all categories of the LED Home Lighting product lines.  We have established the 'Capstone Lighting' brand in the power failure and wireless motion sensor light product lines and also in the Remote Controlled Battery Accent Lights and Wireless Remote Controlled outlet lines.  To successfully enter into the expanded new Home LED product lines, we determined a highly recognized national brand could be advantageous.  In 2014 the Company initiated a search for a brand name that would resonate with consumers.  The desired brand had to have a perceived rich heritage, and one hopefully trusted by American homeowners for high performance, quality and innovative products.  With the brand name secured and marketing campaign finalized, the Company successfully launched (in terms of gross sales) its largest expansion of new products in the Company's history at the International Hardware Show in May 2015.  The Company will continue its focus on product expansion with major product releases scheduled for the International Hardware Show in May 2016.

Our 2013 investment in AC Kinetic Technologies, an Armonk, New York technology development company, has allowed us to develop certain innovative concepts that the Company has conceived that are complex and that will hopefully yield intellectual property which will further distinguish the Company's products from other off-the-shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies developed by AC Kinetic Technologies within the Company's own products, both labeled under "Capstone" and under the HooverÒ HOME LED brand.  The first of these products was introduced to the market in May 2015 at the International Hardware Show.  Retailers have shown interest in certain programs which are currently being finalized.

Perceived or Essential Strengths. We have extensive experience in introducing new products to retail market channels and believe that provides us a competitive edge in our niche markets.  In our early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of entry.  In May 2016, the Company plans to launch another extensive array of new products at the International Hardware Show.  The new products will not only introduce additional functionality to existing categories of products that are meaningful to consumers but will also seek to revitalize categories that have grown stale due to minimal investment and creativity by competitors.  The Company's desired product(s) characteristics are as follows:

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

With respect to our goal of sustained profitability, our challenge has been and remains to achieve greater profit margins from our product lines by either innovative product that induce consumers to pay a higher purchase price or increased efficiencies in producing and selling products.

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

The Company began in 2015 to utilize U.S. based industrial design support to augment the CIHK's Hong Kong based design team, and to isolate and protect some of the Company's latest intellectual property or "IP".  The Company further expanded CIHK's operations in Hong Kong in 2014, with additional personnel experienced in engineering and design, product development, international logistics and quality control.  These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet Consumer Product Regulations and rigorous Quality Control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.  The Company initiated its expansion in Hong Kong in 2013 as product line extensions and increased number of factories utilized became factors.  In anticipation of the Company's growth we have continued our investment to ensure overseas factory performance meets stringent tolerances to maintain our competitiveness and operational excellence.

We have expanded our international sales primarily by leveraging our relationships with our existing global retailers and by strengthening our international product offerings.  With our Hong Kong office in place, they will assist us in placing more products into foreign market channels.  In 2015 we surpassed our initial expansion goal with product sales in Australia, Canada, Japan, South Korea, Taiwan and the United Kingdom. International sales represented 7% of total net revenue with 93% of net revenue originating from the United States.

Any expansion into international markets will require a sustained product development and marketing-sales efforts, which in turn will require ongoing investment of resources and funding.  Our ability to penetrate new markets will be dependent in part on adequate, affordable funding or available cash flow from operations.  The lack of such money will hamper our ability to penetrate and maintain or grow market share in new markets.

Products and Customers

The Company has earned the recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than earlier years when we were more focused on proving our ability to perform in the big box retail brick-and-mortar environment while supplying a short line of products.  We are now determined to expand our product positioning through the introduction of many more indoor and new outdoor lighting programs both under the "Capstone" brand and the Hoover® Home LED brand.  We will also be expanding hardwired solid state products to our programs in addition to the existing battery and induction powered product lines, through the expansion of bath vanity fixtures. Hoover®is a registered trademark of Techtronic Floor Care Technology Limited.

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Costco Wholesale, Home Depot, Lowes, Office Depot, Sam's Club, The Container Store, Wal-Mart, Canadian Tire and Amazon. These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies, and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in our largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone brands to markets outside the U.S. including Central and South America, Taiwan, South Korea, Australia, Japan United Kingdom and Canada. This has been a very successful introduction with International sales representing 7% of revenue in 2015 and 50% of revenue in the quarter ended March 31, 2016.

Based on our experience in the industry, our Chinese contract manufacturing resources and focus on well designed, practical products, we believe CAPC is well positioned to become a leading manufacturer in the rapidly growing LED home lighting and security lighting segments. Our efforts to achieve such a goal are ongoing.  Sluggish economic growth in North America in past two years and the global angst caused by a decline in the rate of Chinese economic growth in the past year are factors that hinder expansion in the consumer goods market.  We believe we will maintain our revenue growth because of our ability to deliver unique products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below. Critical to growth are economic conditions in our markets that foster greater consumer spending as well as success in our initiatives to distinguish our brands from competitors by design, quality, and scope of functions and new technology or features.  Our ability to fund the pursuit of our goals remains a constant, significant factor.

With our new branded lighting categories, Capstone has a comprehensive product offering for our niche in the industry.  We believe that we will provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which will add diversity to our revenues and cash flows.  Within these categories, we will service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.

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

Sales and Marketing

CAPC's products are marketed primarily through a direct independent sales force, distributors and wholesalers.  The sales force markets our products through numerous retail locations worldwide, including mass merchandisers, warehouse clubs, food, drug and convenience stores, department stores and hardware centers.  We actively promote our products to retailers and distributors at North American trade shows, but rely on the retail sales channels to advertise our products directly to the end consumer.  Domestically and internationally, the sales teams market our full portfolio of product offerings.  All sales activities at major account levels involve direct executive management participation.  The Company will also be targeting direct to retail clients through CIHK for products that fall outside Capstone's branded categories but are deemed innovative and preferably exclusive to CIHK.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

We depend on e-commerce efforts of Amazon and our retail customers in lieu of pursuing our own aggressive in-house e-commerce effort.  We believe this reliance on Amazon and retail customer e-commerce is the most efficient and effective approach for the Company in e-commerce.

We maintain a Facebook website at https://www.facebook.com/powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed a comprehensive Social Media campaign based on third party sponsors or promoters.

Competitive Conditions

We believe that the following competitive strengths have and will continue to serve as a foundation for our business strategy:

We believe that the specialized nature of our existing niche categories and the market share that it has provided us will allow us to introduce and launch our new expanded LED Home Lighting programs.

We believe our licensed brand is a recognized domestic brand that will assist our initiatives for innovative new LED products.  Overall, we believe this brand recognition and consumer awareness, coupled with the quality of our products, will help promote significant customer loyalty for the innovative LED products that we will be launching.  We will be providing retailers with a broad and diversified portfolio of consumer LED products across numerous product categories, which should add diversity to our revenues and cash flows.  Within these categories, we intend to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.

Working Capital Requirements

The Company has reaffirmed its decision to extend its business model to expand distribution so that products can be offered from our Anaheim, California warehouse for U.S. domestic shipments to such noted retailers as Home Depot, Office Depot, True Value and Wal-Mart for non-seasonal periods.  This enables retailers to stock our products daily and replenish inventory based on rates of sale in their stores. The Company may require additional working capital to fund the cost of new product molds, product testing and certifications, package design work, expansion of the sales support team in the U.S. and further expansion of the design and engineering capabilities in our Hong Kong office.

As required, additional funding options will be considered to ensure that product launches are never held back as a result of funding shortfalls.  Certain members of Company's management and Board of Directors have supplemented the cash flow needs as required through short term loans.  Access to affordable, timely funding could be critical to our ability to compete and expand our market share.  Our liquidity and cash requirements are discussed more fully in Part II, Item 6, Management's Discussion and Analysis of Operations below.

The low market price of our Common Stock hinders our ability to access capital markets, but the enhancement of our Common Stock's market price requires, in our opinion, sustained profitability coupled with growth. Sustain profitability and growth is deemed to be required to attract market maker and institutional support for our Common Stock.

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

Seasonality

Sales for household products and electronics are seasonally influenced, with increased purchases by consumers during the key holiday winter season of the fourth fiscal quarter, which requires increases in retailer inventories during the third fiscal quarter.  In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and spike power failure light sales.  Many retailers now recognize a storm preparedness period and the Company believes that it is well positioned to gain market share in these sales periods. The Company's "Power Failure Solutions" products support this growing awareness.   As is true for our lighting products, the Power Failure Solutions faces competition from domestic and international companies, which includes competitors with greater resources, market share and brand recognition.

Based on industry experience, management expects that the new LED Home Lighting product offerings will not be as influenced by seasonal factors and will provide a more balanced revenue stream during the year once programs are executed fully at retail.

Intellectual Property

CAPC subsidiary, CAPI, owns a number of U.S. trademarks and patents which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents.  These include the following trademarks: Timely Reader, Pathway Lights, Timely Reader Book lights with Timer and Auto Shut Off and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  We also have a number of patents pending on our Security Motion Activated Lights and Bathroom Vanity Light.  CAPC periodically prepares patent and trademark applications for filing in the United States and China.  CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC's ability to compete effectively in the power failure, portable lighting, and LED Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These relate primarily to lighting device improvements and manufacturing processes.

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

Distribution and Fulfillment

Since January 2015, the Company transferred its U.S. domestic warehousing and distribution operation to a third party warehousing facility situated in Anaheim, California.  The warehouse distributor provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software.  The Company provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.  These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if we need to establish an east coast distribution point. This relationship will provide, if fully utilized, a major expansion of our U.S. distribution capabilities.

Research, Product Development, and Manufacturing Activities

Our research and development department based in Hong Kong designs and engineers many of our products, with collaboration from our third party manufacturing partners.  They also establish strict engineering specifications and product testing protocols for our contract manufacturers' factories and ensure the factories adhere to all Chinese Labor and Social Compliance Laws.  Under the current political regime in China, sudden and unexpected changes in such laws are possible.

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

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2016 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2015.

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue, net

For the 3 months ended March 31, 2016 and 2015, total net sales were approximately $2,078,200 and $713,500, respectively, a $1,364,700 or 191% increase from the previous year.

The Company continued to have strong International sales to various overseas markets during the period. International sales were approximately $1,050,000 or 50.5% of total revenue for the quarter.

Cost of Sales

For the 3 months ended March 31, 2016 and 2015, cost of sales were approximately $1,464,700 and $406,200, respectively, an increase of $1,058,500 or 260% from the previous year. Cost of sales increased as a result of the increased sales volume, however overall product costs continue to remain stable during the period.

Gross Profit

For the 3 months ended March 31, 2016 and 2015, gross profit was approximately $613,600 and $307,400 respectively, an increase of $306,200 or 99.6 % higher than the same period in 2015. Gross profit as a percentage of sales was 29.5% in the three-month period compared to 43.1 % in the same quarter in 2015.  During the period ending March 31, 2015, the Company determined that $181,978 of previously accrued promotional allowances were no longer required. The reduction of promotional allowances was included in revenue for the period ended March 31, 2015 and also had the impact of increasing gross profit in that period.

Operating Expenses

For the 3 months ended March 31, 2016 and 2015, total operating expenses were approximately $654,700 and $661,000 respectively, a reduction of $6,300 or 1% as compared to same period in 2015.
The following is a summary of the major expense variances by category.

Sales and Marketing Expenses

For the 3 months ended March 31, 2016 and 2015, sales and marketing expenses were approximately $63,000 and $36,700 respectively, an increase of $26,300 or 71.7%. During the quarter ended March 31, 2016, we distributed royalty payments of $31,000 to Hoover Inc. that we did not incur in the same period last year.

Compensation Expense

For the 3 months ended March 31, 2016 and 2015, compensation expense was approximately $308,500 and $361,100 respectively, a reduction of $52,600 or 14.6%.

Overall compensation expense has been reduced as a result of the reduction of personnel, however, consulting professional fees have increased as we replaced a sales position with a sales consultant.

Professional Fees

For the 3 months ended March 31, 2016 and 2015, professional expenses were approximately $104,300 and $96,200 respectively, an increase of $8,100 or 8.4%. The higher expense is partly the result of the Company engaging the services of a sales consultant to support the U.S. office marketing effort.

Product Development Expenses

For the 3 months ended March 31, 2016 and 2015, product development expenses were approximately $36,300 and $45,700, respectively, a reduction of $9,400 or 20.6%. This expense reduction is the result of our Hong Kong office being able to negotiate favorable start up terms for new items with some of our factory partners.

Other General and Administrative

For the 3 months ended March 31, 2016 and 2015, other general and administrative expenses were approximately $142,800 and $121,400 respectively, an increase of $21,400 or 17.6%. The expense increase is mainly the result of increased Sterling Bank fees associated with the higher revenue during the period.

Net Operating Loss

For the 3 months ended March 31, 2016 the operating loss was approximately $(41,200) compared to a $(353,600) net operating loss in 2015. This is an improved performance of $312,400 over the same period 2015.

Interest Expense

For the 3 months ended March 31, 2016 and 2015, interest expense was approximately $57,700 and $37,200, respectively, for an increase of $ 20,500 or 55.1% as compared to same period in 2015.

The higher interest expense in the first quarter ended March 31, 2016 is the result of the higher bank funding required to support the large Accounts Receivable balance carried over from the fourth quarter 2015, combined with an increase in Accounts Receivable in the first quarter 2016 compared to 2015.

Net Loss

For the 3 months ended March 31, 2016, the Company had a net loss of approximately $(98,900) as compared to a net loss of $(390,800) in the same period last year.

The overall net improvement of $291,900 in our typically weakest quarter was the result of improved revenue, supported by strong International sales. In the 2016 quarter we incurred the added expense of the Hoover royalty payments and increased sales commissions that we didn't have in the same quarter 2015, however total expenses came in below last year's level as a result of our continuing expense reduction program.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of March 31, 2016:

	Payments Due by Period
	Total	2016	2017	2018	After 2019
(In thousands)
Accounts Payable and accrued expense	$363	$363	$-	$-	$-
Notes Payable Sterling Factors	355	355	-	-	-
Notes and loans payable to related parties-current maturities	2,346	2,346	-	-	-
Operating Leases	132	104	28	-	-
Interest on Short-Term Debt	105	105	-	-	-
Total Contractual Obligations	$3,301	$3,273	$28	$-	$-

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company's commitments for goods and services in the normal course of business.

Notes Payable — See notes 3 and 4 of the Financial Statements footnotes contained in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

	For the Three Months Ended
(In thousands)	March 31, 2016	March 31, 2015

Net cash provided by (used in):
Operating Activities	$1,773	$278
Investing Activities	$(5)	$(2)
Financing Activities	$(1,670)	$(442)

The Company's borrowing capacity with Sterling National Bank, funding support from Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Operating Activities

Cash provided by operating activities was approximately $1.773 million in the 3 months ended March 31, 2016 compared with approximately $278,000 provided by operating activities in 2015.  During the quarter the Company collected $3.8 million of Accounts Receivable and used approximately $1.9 million in reducing accounts payable and accrued liabilities. The Company's cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the timing and launch of new products into the marketplace. With the establishment of our Hong Kong operation we have built an operational structure that, through relationships with factory-suppliers combined with our internal expertise, can develop and release quality products to market substantially quicker than we have been able to accomplish in previous years. Furthermore, in the second quarter of 2016, we negotiated with our largest vendor to receive a credit of approximately $479,000 to cover defective product sales from 2015 and promotional efforts for 2016. The credit will be applied to vendor invoices in the second and third quarters of 2016.

Investing Activities

Cash used for investing activities for the quarter ended March 31, 2016 was approximately $(4,700) compared to $(2,200) in 2015.  The Company will continue to invest in new product molds and tooling.  With the product expansion into new LED home lighting categories, the Company's future capital requirements will increase.  Our Hong Kong management team will be able to negotiate favorable payment terms with factories that will reduce the amounts of upfront cash we will need to have available when initiating a new project.  Management believes that our cash flow from operations and additional borrowing will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.  Net cash used in financing activities for the period ended March 31, 2016 was approximately $(1.670) million compared to $(442,000) used in 2015.  With the collection of the Accounts Receivable balances in the quarter the Company paid down outstanding loans to the Sterling National Bank and other Note Holders. The Company also paid off an old related party loan with interest totaling $109,000 and opened a new note for $360,000 as partial funding for the large order back log on hand.

At March 31, 2016, the Company was in compliance with all agreements pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors will provide sufficient financial resources for the Company during 2016.

Directors and Officers Insurance: The Company currently operates with Directors and Officers insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: The Company's major expense has been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers, trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels. With the current reduced price of world oil, although labor costs are continuing to increase, the Company expects costs to remain stable with the Chinese manufacturers. The Company generally has been able to reduce cost increases by negotiating volume purchases or re-engineering products. With our Hong Kong office firmly established, the Company expects that prices will remain steady through 2016.

Country Risks - Changes in foreign, cultural, political and financial market conditions could impair the Company's international manufacturing operations and financial performance.

The Company's manufacturing is currently conducted in China.  Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

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

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended March 31, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  The Company maintains "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of March 31 , 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Item 4(T).  Controls and Procedures.

Changes in internal controls:  There were no changes in our internal controls over financial reporting that occurred during the three months covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in Item 4, including the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2015, for a more complete understanding of the matters covered by such certifications.

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

Item 1A.  Risk Factors.

In addition to risk factors set forth herein and in the Form 10-K for the fiscal year ended December 31, 2015, and other Commission filings, the following risk factors should be considered in any evaluation of the Company.

Investment in new business strategies and marketing and sales strategies could present risks not originally contemplated.  The Company has invested, and in the future may invest, in new product lines and technologies, attempts to expand our markets, business strategies or marketing and sales strategies.  Such endeavors may involve significant risks and uncertainties, including insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company's evaluation. These new strategies may be inherently risky and may not be successful.  As a smaller reporting company, we are more vulnerable to the failure of business and marketing and sales strategies than larger competitors.

The Company relies on equity or debt funding from members of management or outside investors from time to time to meet working capital needs. The Company receives equity or debt funding from time to time from members of management or outside investors to fund working capital needs. Such funding may not always be available or adequate to meet such essential needs.  The lack of primary market makers and institutional investors for our publicly traded Common Stock makes it difficult for the Company's common stock to appreciate in value, which, in turn, makes it difficult for the Company to raise money from outside investors or in the public markets. We believe that we need to develop new products or new product lines with higher profit margins to attain better financial results and, through any improved financial results, to possibly attract greater support for our Common Stock in the public markets.  We believe that greater market support for our Common Stock would assist in any efforts to raise working capital by the Company. We may be unable to develop higher profit margin products or achieve or sustain profitability and that failure would probably result in the aforementioned weakness in the public market for our Common Stock.

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

Liquidity - The Company realized a net loss of $(98,929) for the three months ended March 31, 2016 as compared to a net loss of $(390,772) in the same period 2015.  Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  The Company's liquidity is expected to be sufficient through 2016, resulting from the combination of our existing cash position, improved operational cash flow as a result of improvements to our operating results, the Company's borrowing capacity with Sterling National Bank and as needed, funding support from Company Directors (see Note 4 to the financial statements contained in this report).

Loss of any of our principal customers could significantly decrease our sales and profitability. The Company supplies product to the most recognized big box retailers across America and the highest concentration of its business is in the flourishing warehouse club channel. The Company's sales are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. Any loss or substantial decrease in the volume of purchases by any of the Company's top customers would harm the Company's sales and profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending March 31, 2016.

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

Dated:    May 16, 2016

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer