Form 10-Q
period 2016-06-30
CAPSTONE COMPANIES, INC.
filed 2016-08-15
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(954) 570-8889
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [_]Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 1, 2016, there were 48,132,664 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding. This reflects a 1-for-15 Reverse Stock Split, effective July 25, 2016.

CAPSTONE COMPANIES, INC.

Quarterly Report of Form 10-Q
Three Months and Six Months Ended June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets:
Current Assets:
Cash	$340,419	$364,714
Accounts receivable, net	7,396,696	5,077,182
Inventory	618,995	205,708
Prepaid expenses	708,460	566,459
Total Current Assets	9,064,570	6,214,063

Fixed Assets:
Computer equipment and software	19,767	19,767
Machinery and equipment	385,333	380,633
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(323,468)	(295,180)
Total Fixed Assets	87,297	110,885

Other Non-current Assets:
Deposit	12,193	12,193
Investment (AC Kinetics)	-	500,000
Note receivable	500,000	-
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,448,213	2,448,213
Total Assets	$11,600,080	$8,773,161

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$2,304,599	$2,164,283
Income tax payable	12,600	7,500
Note payable - Sterling National Bank	3,993,587	2,275,534
Notes and loans payable to related parties	2,015,699	2,064,034
Total Current Liabilities	8,326,485	6,511,351

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued-0-shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 48,132,664 shares	4,813	4,813
Additional paid-in capital	7,372,616	7,344,115
Accumulated deficit	(4,103,834)	(5,087,118)
Total Stockholders' Equity	3,273,595	2,261,810
Total Liabilities and Stockholders' Equity	$11,600,080	$8,773,161

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues, net	$8,902,189	$289,984	$10,980,403	$1,003,501
Cost of sales	(6,773,465)	(236,725)	(8,238,123)	(642,892)
Gross Profit	2,128,724	53,259	2,742,280	360,609

Operating Expenses:
Sales and marketing	352,854	131,841	415,833	168,512
Compensation	316,011	332,281	624,469	693,390
Professional fees	71,057	49,389	175,342	145,562
Product development	63,908	60,752	100,182	106,409
Other general and administrative	163,656	126,963	306,411	248,319
Total Operating Expenses	967,486	701,226	1,622,237	1,362,192

Net Operating Income (Loss)	1,161,238	(647,967)	1,120,043	(1,001,583)

Other Income (Expense):
Interest expense	(66,424)	(57,123)	(124,159)	(94,279)
Total Other Income (Expense)	(66,424)	(57,123)	(124,159)	(94,279)

Income (Loss) Before Tax Provision	1,094,814	(705,090)	995,884	(1,095,862)

Provision for Income Tax	(12,600)	-	(12,600)	-

Net Income (Loss)	$1,082,214	$(705,090)	$983,284	$(1,095,862)

Net Income (Loss) per Common Share
Basic	$0.022	$(0.015)	$0.020	$(0.024)
Diluted	$0.022	$(0.015)	$0.020	$(0.024)

Weighted Average Common Shares Outstanding
Basic	48,132,664	46,439,403	48,132,664	45,002,856
Diluted	48,290,373	46,439,403	48,290,373	45,002,856

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$983,284	$(1,095,862)
Adjustments necessary to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	28,289	29,239
Stocked based compensation expense	28,500	58,866
Accrued sales allowance	65,630	(196,977)
(Increase) decrease in accounts receivable	(2,406,176)	988,091
(Increase) decrease in inventory	(413,287)	(65,990)
(Increase) decrease in prepaid expenses	(142,000)	(1,251,586)
(Increase) decrease in other assets	-	14,456
Increase (decrease) in accounts payable and accrued liabilities	166,447	(228,262)
Increase (decrease) in accrued interest on notes payable	70,511	81,500
Net cash (used in) operating activities	(1,618,802)	(1,666,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,701)	(37,036)
Net cash (used in) investing activities	(4,701)	(37,036)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	9,860,252	1,588,827
Repayments of notes payable	(8,142,198)	(1,691,656)
Proceeds from notes and loans payable to related parties	860,000	2,500,000
Repayments of notes and loans payable to related parties	(978,846)	(200,000)
Net cash provided by financing activities	1,599,208	2,197,171

Net Increase (Decrease) in Cash and Cash Equivalents	(24,295)	493,610
Cash and Cash Equivalents at Beginning of Period	364,714	313,856
Cash and Cash Equivalents at End of Period	$340,419	$807,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$97,494	$12,778
Income taxes	$7,500	$-
	$104,994	$12,778
Non-cash financing and investing activities:
Conversion of Series C Preferred Stock to Common Stock	$-	$1,000
Sale of Investment for Note receivable	$500,000	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC" or the "Company" or "Capstone"), a Florida corporation (formerly, "CHDT Corporation") and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Reverse Stock Split

On May 24, 2016, the Company's Board and stockholders holding a majority of stockholder's votes approved a reverse split of common stock at a ratio of 15 old for 1 new. The Company effectuated the reverse split on Monday July 25, 2016 and the Company's shares of common stock began trading on a post reverse split basis on July 25, 2016. The par value of the Company's common stock and preferred stock was not adjusted as a result of the reverse split. All issued and outstanding common stock, options for common stock, warrants and per share amounts have been retroactively adjusted to reflect this reverse stock split for all periods presented.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2016 and results of operations and cash flows for the three months and six months ended June 30, 2016 and 2015. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") relating to interim financial statements and in conformity with "US GAAP". Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

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

Inventory

The Company's inventory, recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $618,995 and $205,708 at June 30, 2016 and December 31, 2015, respectively.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At June 30, 2016 and June 30, 2015, the total number of potentially post reverse split dilutive common stock equivalents was 5,908,701 and 5,698,693, respectively.

Basic Weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Basic weighted average shares outstanding	48,132,664	45,002,856
Dilutive Warrants	157,709	-
Diluted weighted average shares outstanding	48,290,373	45.002.856

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

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  In addition, accrued liabilities contained in the accompanying condensed consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances.

On April 22, 2016, the Company received a credit of approximately $479,000 from its major vendor to cover customer returns of products from sales that occurred in 2015 and promotional allowances for 2016 sales. A credit of $126,000 was applied to invoices due to the vendor during the period ending June 30, 2016 leaving a balance of $353,000 to be applied during the remaining months of 2016.

During the six-month period ending June 30, 2016 and 2015, Capstone determined that $94,203 and $196,977, respectively of previously accrued promotional allowances were no longer required. The reduction of promotional allowances is included in net revenues for the six month periods ended June 30, 2016 and 2015.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.   Advertising and promotion expense was $70,385 and $91,565 for the three months and $73,438 and $95,160 for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016 and December 31, 2015, the Company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company's shipping and handling costs, are included in sales and marketing expenses and amounted to $31,142 and $19,536 for the three months and $57,397 and $33,823 for the six months ended June 30, 2015 and 2014, respectively.
.
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

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of options is determined using the Binomial Lattice (Suboptimal) option pricing model with estimate of option lives, stock price volatility and interest rates, then expressed over the periods of service. Changes in the estimated inputs or using option value methods could result in materially different option values and share based compensation expense.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As for the periods ended June 30, 2016 and 2015, there were no material amounts subject to forfeiture.

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

Stock-based compensation for the three-month period ended June 30, 2016 and 2015 totaled $14,250 and $29,433, respectively.  Stock-based compensation for the six-month period ended June 30, 2016 and 2015 totaled $28,500 and $58,866, respectively.

Significant Accounting Policies and Estimates

The Company's significant accounting policies are disclosed in the 2015 Annual Report. Since the date of the 2015 Annual Report, there have been no material changes to the Company's significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with "US GAAP" requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include valuing equity securities, allowance for doubtful accounts, notes receivable, inventory reserves, deferred taxes, and related valuation allowances, and the fair value of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

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

Cash and Cash Equivalents

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of June 30, 2016, the Company had $0 funds in excess of FDIC limits.

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

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had two customers who comprised 64% and 35% of gross revenue during the period ended June 30, 2016 and two customers who comprised 54% and 20% of gross revenue during the period ended June 30, 2015.  The loss of these customers would adversely impact the business of the Company.

Approximately 14.1% and 38.1% of the Company's net revenue for the periods ended June 30, 2016 and 2015, respectively, was from international sales.

As of June 30, 2016, approximately 99.81% of accounts receivable were from two customers. As of December 31, 2015, approximately 98.68% of accounts receivable were from two customers.

Major Vendors

The Company had one vendor from which it purchased 97 % of merchandise during the six-month period ended June 30, 2016, and two vendors from which it purchased 50% and 35 % of merchandise during the six-month period ended June 30, 2015. The loss of these suppliers could adversely impact the business of the Company.

As of June 30, 2016, approximately 83% of accounts payable were due to one vendor. As of December 31, 2015, approximately 95% of accounts payable were due to two vendors.

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of June 30, 2016, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

Capstone and Howard Ullman, the previous Chairman of the Board of Directors of CAPC, had personally guaranteed Capstone's obligations under the Financing Agreement.

On July 15, 2011, Stewart Wallach, Chief Executive Officer, individually and accepted by Sterling National Bank, agreed to replace Howard Ullman as the sole personal guarantor to Sterling National Bank for all of Capstone's loans previously guaranteed by Howard Ullman.

Effective June 15, 2016, Sterling National Bank released Stewart Wallach of all obligations of Capstone ("the Guaranty") assumed by him by the Letter Agreement dated July 15, 2011.

As of June 30, 2016 and December 31, 2015, the balance due to Sterling National Bank was $3,993,587 and $2,275,534, respectively.

As of June 30, 2016, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

As of June 30, 2016 the Company had six notes and loans payable due to two officers, directors and related parties.  Total notes and loan payable due to related parties at June 30, 2016 was $2,015,699. These various notes and loans payable carry an 8 % interest rate, with maturities dates of October 3, 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014, and effective February 1, 2014, has a 3-year term with a base annual rent of $87,678 paid in equal monthly installments. The Company has the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Under the new lease agreement, Capstone is responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

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

Rent expense amounted to $36,221 and $35,340 for the three month periods ended June 30, 2016 and 2015, respectively.  Rent expense amounted to $71,635 and $70,360 for the six month periods ended June 30, 2016 and 2015, respectively.

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

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year. An amount of $40,233 has been accrued and is included in the June 30, 2016 and December 31, 2015 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages from 2011. The initial term of the contract began February 5, 2008, ended on February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company's Compensation Committee further extended the agreement with the same terms for an additional three years.

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

On February 5, 2008, the Company entered into an Employment Agreement with James McClinton, Chief Financial Officer. Mr. McClinton was paid $150,000 per annum.  As part of the agreement, Mr. McClinton received a minimum increase of 5% per year. An amount of $572 has been accrued and is included in the June 30, 2016 and December 31, 2015 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages from 2011. The term of the initial contract began February 5, 2008, and ended February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company's Compensation Committee further extended the agreement with the same terms for an additional three years through February 5, 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 6 - STOCK TRANSACTIONS AND SUBSEQUENT EVENTS

Warrants

During September and October 2007, the Company issued 31,823,529 shares of common stock for cash at $0.017 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 636,474 warrants were issued. The warrants are ten year warrants and have a exercise price of $0.255 per share.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available 666,667 of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

On January 2, 2015, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary.  The options vested on August 5, 2015.

On August 6, 2015, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary.  The options will vest on August 5, 2016.

On July 20, 2016, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary. These options have an effective date of August 6, 2016 and will vest on August 5, 2017.

In applying the Binomial Lattice (Suboptimal) option pricing model to stock option granted, the Company used the following weighted average assumptions: The following assumptions were used in the fair value calculations of options granted during the six month periods ended June 30, 2016 and 2015:

Risk free interest rate – 1.61 – 2.23%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

The risk-free interest rate is based on rates of treasury securities with the same expected term as the options. The Company uses the expected term of employee and director stock-based options. The Company is utilizing an expected volatility figure based on a review of the Company's historical volatility, over a period of time, equivalent to the expected life of the instrument being valued.

The expected dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the near future.

 For the period ended June 30, 2016, the Company recognized compensation expense of $28,500 related to these stock options. A further compensation expense of $5,481 will be recognized for these options in 2016

NOTE 6 - STOCK TRANSACTIONS AND SUBSEQUENT EVENTS (continued)

A summary of the stock option activity during the six months ended June 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2015	5,272,227	$0.435	1.73	$-
Granted	-	0.435	-	-
Exercised	-	-	-	-
Forfeited/expired	-	0.435	-	-
Outstanding, June 30, 2016	5,272,227	$0.435	1.23	$-

Vested/exercisable at December, 31, 2015	5,062,227	$0.435	1.60	$-
Vested/exercisable at June, 30, 2016	5,062,227	$0.435	1.10	$-

NOTE 7 - INCOME TAXES

As of June 30 2016, the Company had significant net operating loss carry forwards remaining that will begin to expire in 2033. The Company has determined that a full valuation allowance against its net deferred taxes is necessary as of June 30, 2016 and December 31, 2015.

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

The provision for income taxes for the three and six-month periods ended June 30, 2016 was calculated based on estimated annual effective rate for the full 2016 calendar year, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 8 – COST METHOD INVESTMENTS AND NOTE RECEIVABLE

On January 15, 2013, the Company entered into an agreement with AC Kinetics, Inc. ("AC Kinetics") to purchase 100 shares of AC Kinetics Series A Preferred Stock for $500,000. These shares carry a liquidation preference in the amount of $500,000, are convertible at the Company's demand into 3% of the outstanding shares of AC Kinetics common stock and have anti-dilution protection.

In addition, the Company and AC Kinetics agreed to cooperate in the development and commercialization of consumer and industrial products to be solely owned by the Company.  AC Kinetics will be the Company's advanced product developer. AC Kinetics will notify the appropriate technology departments at the Massachusetts Institute of Technology ("MIT") of the Company's ability and desire to commercialize consumer and industrial products developed in the MIT incubator departments.

The Company and AC Kinetics also entered into a royalty agreement whereby, the Company would receive a 7% royalty on any licensing revenues received by AC Kinetics for products sold by them.  This royalty agreement would terminate upon receipt by the Company of royalties of $500,000.

The aggregate carrying amount of cost method investments at June 30, 2016 and December 31, 2015 consisted of the following:

	2016	2015
AC Kinetics Series A Convertible Preferred Stock	$-	$500,000

NOTE 8 – COST METHOD INVESTMENTS AND NOTE RECEIVABLE (continued)

On June 8, 2016 the Board of Directors approved a Resolution to accept an offer from AC Kinetics to sell back the 100 shares of AC Kinetics Series A Preferred Stock.  With acceptance of this offer the royalty agreement will also terminate.  For consideration, the Company received a note for $1,500,000 that will be immediately paid to the Company on completion and funding of a Securities Purchase Agreement with a national company to purchase AC Kinetics.  The note is subject to a Subordination Agreement for loans made to AC Kinetics by the national company involved in the Securities Purchase Agreement.  As the note is subject to a subordination agreement, and the Securities Purchase Agreement between the national company and AC Kinetics has not been concluded, the Company has determined a $500,000 fair value of this note at June 30, 2016. As further consideration the Company also, received an option to repurchase 1,666,667 shares of Company Common Stock held by Involve L.L.C. at an exercise price of $.15. The Agreements were signed June 27, 2016 and the option period is the 12-month period between the first option exercise date and the 36-month anniversary of the effective date of the option agreement.

NOTE 9 – SUBSEQUENT EVENTS

On July 20, 2016, the Board of Directors granted 100,000 stock options each to Dr. Jeffrey Postal and Jeffrey Guzy for their participation on the Board of Directors, Nomination Committee and Compensation Committee.  The Board of Directors also granted 10,000 stock options to Aimee Gaudet as the Company Secretary. These options have an effective date of August 6, 2016 and will vest on August 5, 2017 with a strike price of $.435 per share.

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

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections describing our business as well as "Risk Factors," and this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words) intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

·	our expectations regarding growth and changes in the consumer product markets in which we sell our products and in the consumer specialty lighting industry;
·	our expectation regarding increasing demand for our products and changes in consumer tastes;
·	our belief that we will be able to effectively compete with our competitors and increase or maintain our market share as well as our prospects in new geographical markets and in any new ventures or product lines;
·	our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes or changes or expansion of our product lines;
·	our ability to obtain affordable funding when required; and
·	our future business development and results of operations and financial condition, including any efforts to penetrate new markets in the world or to launch new product lines.

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

The Company is a "penny stock" company under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of August 1, 2016, the Common Stock was trading at $.32 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.

Use of Certain Defined Terms. Except as otherwise indicated by the context, references in this quarterly report to:

(1) "Capstone Lighting Technologies, L.L.C." or "CLTL" is a wholly owned subsidiary of Capstone Companies, Inc.
(2) "Capstone International Hong Kong Ltd" or "CIHK" is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong SAR registered Company.
(3) "Capstone Industries, Inc.", a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as "CAPI."
(4) "Capstone Companies, Inc.," a Florida corporation, may also be referred to as "we," "us" "our," "Company," or "CAPC." Unless the context indicates otherwise, "Company" includes in its meaning all of Capstone Companies, Inc.'s subsidiaries.
(5) "China" or "PRC" means People's Republic of China.
(6) References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(7) References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(8) "SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(9) "Subsidiaries" means Capstone Industries, Inc. ("CAPI"), Capstone International H.K Ltd., ("CIHK"), and Capstone Lighting Technologies, Inc. ("CLTL").

General.

Capstone Companies, Inc., a Florida corporation, ("CAPC," "Company," "we," or "our") is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTC Pink system of The OTC Markets Group, Inc. and, since July 6, 2012, under the trading symbol "CAPC."  As a result of a 1-for-15 reverse stock split effective as of July 25, 2016, the trading symbol is ("CAPC-D") for twenty (20) days since July 25, 2016.  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  The Company is seeking to be up-listed to the OTCQB Venture Market exchange.

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

Studies like The Neilson Company's August 2014 "E-Commerce: Evolution or Revolution in the Fast Moving Consumer Goods World," document that e-commerce is increasingly important in consumer goods industry. With the growing importance of e-commerce and Web-based or online marketing through online mediums like Facebook, Pinterest, Yahoo!(R) Groups and YouTube.com, as well as "viral" marketing through Twitter or Instagram, online blogs and consumer use of Internet search engines like Google and Bing, we recognize a need to enhance our non-traditional Social Media marketing avenues. We may be unable to successfully develop such non-traditional marketing strategies and efforts or may lack the available funds to do so as long as traditional marketing and sales through retailers and their stores remain our central marketing and sales strategy. Reliance on traditional brick-and-mortar retailers is itself a risk factor for our company.

Introduction

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2016 compared with the same period in 2015 and (ii) financial liquidity and capital resources.

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

We oversee the manufacturing of our products, which are currently all made in China by contract manufacturers, through our three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Our Chinese contract manufacturers may participate in the design of our products.  We believe that we have commercially reasonable terms with our Chinese contract manufacturers. Our products are typically shipped from China contract manufacturers and stored in warehouses or with distributors in our markets.  From time to time, we evaluate our relationship with existing contract manufacturers as well as alternative contract manufacturing sources in China and elsewhere as part of our contingent planning.

Strategy

Our objective is to increase profitability, cash flow and revenues while enhancing our position as a leading manufacturer, marketer and distributor through the ongoing development of innovative and technologically advanced ideas and concepts for the LED Home Lighting consumer product categories.  We plan to leverage our product successes by expanding our offerings into all categories of the LED Home Lighting product lines.  We have established the 'Capstone Lighting' brand in the power failure and wireless motion sensor light product lines and also in the Remote Controlled Battery Accent Lights and Wireless Remote Controlled outlet lines.  To successfully enter into the expanded new Home LED product lines, we determined a highly recognized national brand could be advantageous.  In 2014 the Company initiated a search for a brand name that would resonate with consumers.  The desired brand had to have a perceived rich heritage, and one hopefully trusted by American homeowners for high performance, quality and trustworthiness.  With the brand name secured and marketing campaign finalized, the Company has launched over the last 12 months its largest expansion of new products in the Company's history, culminating with major product releases at the International Hardware Show in May 2016.

Our 2013 investment in AC Kinetic Technologies, an Armonk, New York technology development company, has allowed us to develop certain innovative concepts that the Company has conceived that are complex and which has yielded intellectual property which will further distinguish the Company's products from other off-the-shelf products commonly marketed at retail.  The Company plans to exploit the trade secret technologies developed and completed by AC Kinetic Technologies within the Company's own products, both labeled under "Capstone" and under the Hoover® HOME LED brand.  On June 8, 2016 the Board of Directors approved and accepted an offer from AC Kinetics to buy back their 100 shares of AC Kinetics Series A Preferred Stock for a $1,500,000 Note Receivable with a fair market value of $500,000.

Perceived or Essential Strengths. We have extensive experience in introducing new products to retail market channels and believe that provides us a competitive edge in our niche markets.  In our early development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of entry.  In May 2016, the Company launched another extensive array of new products at the International Hardware Show.  The new products introduced additional functionality to existing categories of products that are deemed meaningful to consumers.  The Company's desired product(s) characteristics are as follows:

·	Designed to make everyday tasks or usage simpler and more enjoyable for consumers;
·	While continuing to focus on increased profit margins, the products must be affordable to win at the point of sale and deliver increased revenues for retail partners;
·	The products must represent significant value when compared with items produced or marketed by competitive consumer product companies; and
·	Wherever feasible, the products must be unique to the market whether this be accomplished though design techniques, added functionality or some proprietary innovation.

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

We have expanded our international sales primarily by leveraging our relationships with our existing global retailers and by strengthening our international product offerings.  With our Hong Kong office in place, they will assist us in placing more products into foreign market channels.  In 2015 we surpassed our initial expansion goal with product sales in Australia, Canada, Japan, South Korea, Taiwan and the United Kingdom. In the six months ended June 30th, 2016 International Sales as compared to the same period 2015, increased by $1,168,400 or 305.6%. International sales for the six months ended June 30, 2016 were $1,550,700 or 14.1% of total net revenue compared to $382,300 or 38.1 % of net revenue in the same period 2015.

Expansion into international markets will require sustained product development and marketing-sales efforts, which in turn will require ongoing investment of resources and funding.  Our ability to penetrate new markets will be dependent in part on adequate, affordable funding or available cash flow from operations.  The lack of such money will hamper our ability to penetrate and maintain or grow market share in new markets.

Products and Customers

The Company has earned the recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than earlier years when we were more focused on proving our ability to perform in the big box retail brick-and-mortar environment while supplying a short line of products.  We are now determined to expand our product positioning through the introduction of many more indoor and new outdoor lighting programs both under the "Capstone" brand and the Hoover® Home LED brand.  We will also be expanding hardwired solid state products to our programs in addition to the existing battery and induction powered product lines, through the expansion of bath vanity fixtures. Hoover® is a registered trademark of Techtronic Floor Care Technology Limited.

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers including but not limited to: Amazon, Canadian Tire, Costco Wholesale, Home Depot, Lowes, Office Depot, Sam's Club, The Container Store and Wal-Mart. These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies, and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in our largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone brands to markets outside the U.S. including Central and South America, Taiwan, South Korea, Australia, Japan, the United Kingdom and Canada. This continues to be a successful distribution channel with International sales for the six months ended June 30, 2016 increasing 305.6% from the same period in 2015 and representing 14.1% of total net revenue in 2016 with the other 85.9% of total net revenue originating in the United States. Based on our experience in the industry, our Chinese contract manufacturing resources and focus on well designed, practical products, we believe CAPC is well positioned to become a leading manufacturer in the rapidly growing LED home lighting and security lighting segments. Our efforts to achieve such a goal are ongoing.  Sluggish economic growth in North America in past two years and the global angst caused by a decline in the rate of Chinese economic growth in the past year are factors that hinder expansion in the consumer goods market.  We believe we will maintain our revenue growth because of our ability to deliver unique products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below. Critical to growth are economic conditions in our markets that foster greater consumer spending as well as success in our initiatives to distinguish our brands from competitors by design, quality, and scope of functions and new technology or features.  Our ability to fund the pursuit of our goals remains a constant, significant factor.

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

We maintain a Facebook website at https://www.facebook.com/powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed a comprehensive Social Media campaign based on third party sponsors or promoters.  Due to the perceived growth of Social Media as a growth mechanism for products, we may have to invest more resources in the future in expanding our Social Media marketing.  Any such investment of resources and any delay in expanding Social Media marketing could adversely impact our performance in the future.

Competitive Conditions

We believe that the following competitive strengths have and will continue to serve as a foundation for our business strategy:

We believe that the specialized nature of our existing niche categories and the market share that it has provided us will allow us to introduce and launch our new expanded LED Home Lighting programs.

We believe our licensed brand is a recognized domestic brand that will assist our initiatives for innovative new LED products.  Overall, we believe this brand recognition and consumer awareness, coupled with the quality of our products, will help promote significant customer loyalty for any future innovative LED products.  We will be providing retailers with a broad and diversified portfolio of consumer LED products across numerous product categories, which should add diversity to our revenues and cash flows.  Within these categories, we intend to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.

Working Capital Requirements

In order to more effectively support retailers in the U.S. domestic markets, so that retailers can quickly replenish their stock and reduce the impact of lost sales as a result of stock outages, the Company has strategically increased its inventory levels held in our Anaheim, California warehouse. Combined with the cost of new product molds, product testing and certifications, package design work, expansion of the sales support team in the U.S. and further expansion of the design and engineering capabilities in our Hong Kong office, the Company may require additional working capital to fund these strategic projects.

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

Competitive Conditions

The consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by brand perceptions, product performance and value perception, customer service and price.  Our principal lighting competitors in the U.S. are Jasco, Energizer and Sylvania.  We believe private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Home Depot, Lowes and Target offer lighting as part of their private branded product lines.  Many of competitors have substantially greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.  Competitors with greater resources could undermine our expansion efforts by marketing campaigns targeting our expansion efforts or price competition.

With trends and technology continually changing, CAPC will continue to endeavor to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  We continue to invest in developing the technologies and design critical to competing in our markets as evidenced by the launch of many new innovative products at the International Hardware Show in May 2016.  Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors.

Raw Materials

The principal raw materials used by the Company are sourced in China, as we manufacture our products exclusively through contract manufacturers in the region.  Raw materials used in manufacturing include plastic resin, copper, led bulbs, batteries, and corrugated paper. Prices of materials have remained lower and competitive in the last year as a result of lower oil prices and the strengthening U.S. dollar. CAPC believes that adequate supplies of raw materials required for its operations are available at the present time.  CAPC cannot predict the future availability or prices of such materials.  These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances.  In the past, CAPC has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.  Our Hong Kong office is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio.  Quality testing for these products is performed both by our Hong Kong office and by our globally recognized third party quality testing laboratories.

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

Distribution and Fulfillment

Since January 2015, the Company transferred its U.S. domestic warehousing and distribution operation to a third party warehousing facility situated in Anaheim, California.  The warehouse distributor provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software.  This company provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.  These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if we need to establish an east coast distribution point. This relationship will provide, if fully utilized, a major expansion of our U.S. distribution capabilities.

Research, Product Development, and Manufacturing Activities

Our research and development department based in Hong Kong designs and engineers many of our products, with collaboration from our third party manufacturing partners.  They also establish strict engineering specifications and product testing protocols for our contract manufacturers' factories and ensure the factories adhere to all Chinese Labor and Social Compliance Laws.  Under the current political regime in China, sudden and unexpected changes in such laws are possible and could impact our business or financial performance by increasing the cost or ease of conducting business.

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

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2016 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2015.

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue, net

For the 3 months ended June 30, 2016 and 2015, total net sales were approximately $8,902,200 and $290,000, respectively, an increase of $8,612,200 or 2,970 % from the previous year.

For the 6 months ended June 30, 2016 and 2015, total net sales were approximately $10,980,400 and $1,003,500, respectively, an increase of $9,976,900 or 994 % from the previous year.

In the 3 and 6 months ended June 30, 2016 the Company continued to have a very strong revenue performance in the Accent Light Category in both the Capstone Lighting and Hoover® HOME LED brands. The nearly $10 million increase in the 6 months ended June 30, 2016 was achieved after the Company accrued for $739,000 marketing allowance for product that will be promoted in the third quarter.  The Company also continued to expand International sales to various overseas markets during the period. International sales for the 6 months ended June 30, 2016 and 2015 were approximately $1,550,700 or 14.1 % of total net revenue as compared to $382,300 for the same period in 2015. That is an International sales increase of $1,168,400 or 305.6% from the previous year.

Cost of Sales

For the 3 months ended June 30, 2016 and 2015, cost of sales were approximately $6,773,500 and $236,700, respectively, an increase of $6,536,800 or 2,762 % from the previous year. This represented 76.0% and 81.6 % respectively of total net revenues.

For the 6 months ended June 30, 2016 and 2015, cost of sales were approximately $8,238,100 and $642,900, respectively, an increase of $7,595,200 or 1,181% from the previous year. This represents 75.0% and 64.1 % respectively of total net revenues. For the period, 4.7% of the percentage to revenue increase was caused by the impact of the $738,000 marketing allowance that reduce net revenue. Cost of sales has also increased as a result of the increased volume of units sold, however overall product unit costs continued to remain stable during the period.

Gross Profit

For the 3 months ended June 30, 2016 and 2015, gross profit was approximately $2,128,700 and $53,300 respectively, an increase of $2,075,400 or 3,894 % from the same period in 2015. Gross profit as a percentage of sales was 23.9% in the three-month period compared to 18.3 % for the same quarter in 2015.

The significant increase in gross profit is the result of the significantly higher sales volume in the period.

For the 6 months ended June 30, 2016 and 2015, gross profit was approximately $2,742,300 and $360,600 respectively, an increase of $ 2,381,700 or 660 % from the same period in 2015. Gross profit as a percentage of sales was 25% in the six-month period compared to 35.9 % in the same period in 2015.

During the 6 months ended ending June 30, 2015, the Company determined that $196,977 of previously accrued promotional allowances were no longer required. The reduction of promotional allowances was included in revenue for the period ended June 30, 2015 and also had the impact of increasing gross profit in that period.

Operating Expenses

For the 3 months ended June 30, 2016 and 2015, total operating expenses were approximately $967,500 and $701,200 respectively, an increase of $266,300 or 38% as compared to same period in 2015.

For the 6 months ended June 30, 2016 and 2015, total operating expenses were approximately $ 1,622,200 and $1,362,200 respectively, an increase of $260,000 or 19.1% as compared to same period in 2015.

The following is a summary of the major expense variances by category in the 2016 period compared to 2015.

Sales and Marketing Expenses

For the 3 months ended June 30, 2016 and 2015, sales and marketing expenses were approximately $352,900 and $131,800 respectively, an increase of $221,100 or 167.8%. During the quarter ended June 30, 2016 increased expense resulted from the distribution of royalty payments of $154,300 to TTI Floor Care for the Hoover® License that was not incurred last year and representative commissions that increased from $1,984 in 2015 to $92,800 in 2016. We did have some other sales and marketing expense reductions that partly offset the overall increase.

For the 6 months ended June 30, 2016 and 2015, sales and marketing expenses were approximately $415,800 and $168,500 respectively, an increase of $247,300 or 146.8%. During the period royalty payments to TTI Floor Care for the Hoover® License were $185,200, that did not incur last year and representative commissions were $92,800. We did have some expense reductions that partially offset the overall increase.

Compensation Expense

For the 3 months ended June 30, 2016 and 2015, compensation expense was approximately $316,000 and $332,300 respectively, a reduction of $16,300 or 4.9%.

For the 6 months ended June 30, 2016 and 2015, compensation expense was approximately $624,500 and $693,400 respectively, a reduction of $68,900 or 9.9%.

Overall compensation expense has been reduced as a result of the reduction of personnel, however, consulting professional fees have increased as we replaced a sales position with a sales consultant.

Professional Fees

For the 3 months ended June 30, 2016 and 2015, professional expenses were approximately $71,100 and $49,400 respectively, an increase of $21,700 or 43.9%.

 For the 6 months ended June 30, 2016 and 2015, professional expenses were approximately $175,300 and $145,600 respectively, an increase of $29,700 or 20.4%. The higher expense in the quarter and 6-month period is mainly the result of the Company engaging the services of a sales consultant to support the U.S. office marketing effort.

Product Development Expenses

For the 3 months ended June 30, 2016 and 2015, product development expenses were approximately $63,900 and $60,800, respectively, an increase of $3,100 or 5.1%.

For the 6 months ended June 30, 2016 and 2015, product development expenses were approximately $100,200 and $106,400, respectively, a reduction of $6,200 or 5.8%. This expense reduction is the result of the Hong Kong office being able to negotiate favorable start up terms for new items with some of our factory partners.

Other General and Administrative

For the 3 months ended June 30, 2016 and 2015, other general and administrative expenses were approximately $163,700 and $127,000 respectively, an increase of $36,700 or 28.9%.

For the 6 months ended June 30, 2016 and 2015, other general and administrative expenses were approximately $306,400 and $248,300 respectively, an increase of $58,100 or 23.4%. The expense increase is mainly the result of increased Sterling Bank fees associated with the higher total net revenue during the 6 months ended June 30, 2016.

Net Operating Income (Loss)

For the 3 months ended June 30, 2016 the operating income was approximately $1,161,200 compared to a $(648,000) net operating loss in 2015. This is an improved performance of $1,809,200 over the same period 2015.

For the 6 months ended June 30, 2016 the operating income was approximately $1,120,000 compared to a $(1,001,600) net operating loss in 2015. This is an improved performance of $2,121,600 over the same period 2015.

Interest Expense

For the 3 months ended June 30, 2016 and 2015, interest expense was approximately $66,400 and $57,100, respectively, for an increase of $9,300 or 16.3% as compared to the same period in 2015.

For the 6 months ended June 30, 2016 and 2015, interest expense was approximately $124,200 and $94,300, respectively, for an increase of $29,900 or 31.7% as compared to same period in 2015.

The higher interest expense in the periods ended June 30, 2016 compared to 2015 is mainly the result of the higher bank funding required to support the large increase in net sales in the period and the large backlog of orders to be shipped in the third quarter.

Provision for Income Tax

For the 3 months and 6 months ended June 30, 2016 and 2015, the provision for income tax was approximately $12,600 and $0, respectively.

Net Income (Loss)

For the 3 months ended June 30, 2016, the Company had a net income of approximately $1,082,200 as compared to a net loss of $(705,100) in the same period last year. This is an improved performance of $1,787,300 from the same period in 2015.

For the 6 months ended June 30, 2016, the Company had a net income of approximately $983,300 as compared to a net loss of $ (1,095,900) in the same period last year.

The overall net income improvement in the 6-month period ended June 30, 2016 of $2,079,200 compared to 2015 was the result of the significant increase in revenue, supported by strong International sales. This result was achieved after the Company provided for $739,000 of increased promotion allowances and an approximately $260,000 increased operating expenses resulting from License Royalty payments and reps commission compared to 2015.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of June 30, 2016:

	Payments Due by Period
	Total	2016	2017	2018	After 2019
(In thousands)
Accounts Payable and accrued expense	$2,304	$2,304	$-	$-	$-
Notes Payable Sterling Factors	3,993	3,993	-	-	-
Notes and loans payable to related parties-current maturities	2,015	2,015	-	-	-
Operating Leases	97	69	28	-	-
Interest on Short-Term Debt	60	60	-	-	-
Total Contractual Obligations	$8,469	$8,441	$28	$-	$-

Notes to Contractual Obligations Table

Purchase Obligations — Accounts Payable and accrued expenses are comprised of the Company's commitments for goods and services in the normal course of business.

Notes Payable — See notes 3 and 4 of the Financial Statements footnotes contained in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

	For the Six Months Ended
(In thousands)	June 30, 2016	June 30, 2015

Net cash provided by (used in):
Operating Activities	$(1,619)	$(1,667)
Investing Activities	$(5)	$(37)
Financing Activities	$1,599	$2,197

The Company's borrowing capacity with Sterling National Bank, funding support from Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Operating Activities

Cash used in operating activities was approximately $(1,618,800) in the 6 months ended June 30, 2016 compared with approximately $(1,666,500) used in operating activities in 2015.  During the period Accounts Receivable increased by $(2,406,200) and Inventory levels increased approximately $(413,300). However, this was partly offset by the $983,300 profit during the period. The Company's cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the timing and launch of new products into the marketplace. With the establishment of our Hong Kong operation we have built an operational structure that, through relationships with factory-suppliers combined with our internal expertise, can develop and release quality products to market substantially quicker than we have been able to accomplish in previous years. Furthermore, in the second quarter of 2016, we negotiated with our largest vendor to receive a credit of approximately $479,000 to cover product returns from 2015 and promotional efforts for 2016. The credit has been applied to vendor invoices in the second quarter of 2016 and will be continued into the third quarters of 2016.

Investing Activities

Cash used for investing activities for the quarter ended June 30, 2016 was approximately $(4,700) compared to $(37,000) in 2015.  The Company will continue to invest in new product molds and tooling.  With the product expansion into new LED home lighting categories, the Company's future capital requirements will increase.  Our Hong Kong management team has the task of negotiating favorable payment terms with factories which will reduce the amounts of upfront cash required to have available when initiating a new project.  Management believes that our cash flow from operations and additional borrowing will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.  Net cash provided by financing activities for the 6-month period ended June 30, 2016 was approximately $1,599,200 compared to $2,197,200 cash provided in 2015.  With the expansion of the Accounts Receivable balances in the period the Company increased its credit availability with Sterling National Bank and therefore increased its outstanding bank loans to fund the large order backlog.

At June 30, 2016, the Company was in compliance with all agreements pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors will provide sufficient financial resources for the Company during 2016.

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

The Company's manufacturing is currently conducted in China.  Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

·	The possibility of expropriation, confiscatory taxation or price controls;
·	Adverse changes in local investment or exchange control regulations;
·	Political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;
·	Legal and regulatory constraints;
·	Tariffs and other trade barriers, including trade disputes between the U.S. and China; and
·	Possible difficulty in enforcing contractual and intellectual property rights.

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended June 30, 2016.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of June 30, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

The Company relies on equity or debt funding from members of management or outside investors from time to time to meet working capital needs. The Company receives equity or debt funding from time to time from members of management or outside investors to fund working capital needs. Such funding may not always be available or adequate to meet such essential needs.  The lack of primary market makers and institutional investors for our publicly traded Common Stock makes it difficult for the Company's Common Stock to appreciate in value, which, in turn, makes it difficult for the Company to raise money from outside investors or in the public markets. We believe that we need to develop new products or new product lines with higher profit margins to attain better financial results and, through any improved financial results, to possibly attract greater support for our Common Stock in the public markets.  We believe that greater market support for our Common Stock would assist in any efforts to raise working capital by the Company. We may be unable to develop higher profit margin products or achieve or sustain profitability and that failure would probably result in the continuation of the aforementioned weakness in the public market for our Common Stock.

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

Global Economic Fragility – The sluggish growth or turmoil in the global economy, and low growth rates in the U.S., may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending, which have deteriorated and may remain depressed for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.  Further, since our products are made in China, we are vulnerable to disruptions in processing of shipments of products through ports or in general to trade disputes between the U.S. and China.

Liquidity - The Company realized a net income of approximately $983,300 for the six months ended June 30, 2016 as compared to a net loss of $(1,095,900) in the same period 2015.  Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  The Company's liquidity is expected to be sufficient through 2016, resulting from the combination of our existing cash position, improved operational cash flow as a result of improvements to our operating results, the Company's borrowing capacity with Sterling National Bank and as needed, funding support from Company Directors (see Notes 3 and 4 to the financial statements contained in this report).

Loss of any of our principal customers could significantly decrease our sales and profitability. The Company supplies product to the most recognized big box retailers across America and the highest concentration of its business is in the warehouse club channel. The Company's sales are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. Any loss or substantial decrease in the volume of purchases by any of the Company's top customers would harm the Company's sales and profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending June 30, 2016.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures (Not Applicable)

Item 5.  Submission of Matters to Vote of Security Holders

The following corporate actions were approved on May 24, 2016, by written consents of Common Stock shareholders holding and representing 385,618,423 shares of Common Stock, or 53.4% of the issued and outstanding shares of Common Stock eligible to vote on these corporate actions (based on 721,989,957 shares of Common Stock being issued and outstanding as of the Record Date).

1.
Election of the following five nominees of the Company management for election to the Board of Directors for the term commencing upon their election and assumption of the office until the election and assumption of office by their successors at 2017 annual meeting of Shareholders or other 2017 election of directors:

a.	Stewart Wallach;
b.	James G. McClinton;
c.	Jeffrey Postal;
d.	Jeffrey Guzy; and
e.	Larry Sloven.

2.	Ratification of the appointment of Mayer Hoffman McCann, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2016.

3.	Approval of a proposed reverse stock split of the outstanding shares of the Common Stock at the ratio of 1-for-15 and a corresponding reduction in the number of authorized shares of Common Stock and Preferred Stock (the "Reverse Stock Split").

4.	Approval of a proposed amendment to Article VI of the Company Amended and Restated Articles of Incorporation to provide that the Company's Board of Directors may amend the Articles of Incorporation without shareholder approval to the extent allowed under Florida laws.

5.	Approval of three-year "say on pay" (an advisory, non-binding approval) for the senior executive officers of the Company.

All of the above corporate actions were effective as of the date of shareholder approval, except that the Reverse Stock Split was effective as of July 25, 2016 and the Amendment to the Amended and Restated Articles of Incorporation was effective for state law purposes on date of filing with the State of Florida Secretary of State, being June 8, 2016.

Item 6.  Exhibits

The following exhibits are filed as part if this Report on Form 10-Q or are incorporated herein by reference.

EXHIBIT #	EXHIBIT TITLE
3.1	Amendment to Amended and Restated Articles of Incorporation of Capstone Companies, Inc., dated June 7, 2016 *
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ^
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002 ^
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, ^
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, ^
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

*Incorporated by reference and filed as Exhibit 3.1 to the Form 8-K filed by Capstone Companies, Inc., dated and filed with Commission on June 8, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capstone Companies, Inc.

Dated:    August 15, 2016

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer