Form 10-Q
period 2016-09-30
CAPSTONE COMPANIES, INC.
filed 2016-11-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [_] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 24, 2016, there were 48,132,664 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.

Quarterly Report of Form 10-Q
Three Months and Nine Months Ended September 30, 2016

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets:
Current Assets:
Cash	$359,587	$364,714
Accounts receivable, net	11,832,358	5,077,182
Inventory	480,758	205,708
Prepaid expenses	522,694	566,459
Total Current Assets	13,195,397	6,214,063

Fixed Assets:
Computer equipment and software	19,767	19,767
Machinery and equipment	396,133	380,633
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(339,579)	(295,180)
Total Fixed Assets	81,986	110,885

Other Non-current Assets:
Deposit	12,193	12,193
Investment (AC Kinetics)	-	500,000
Note receivable	513,654	-
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,461,867	2,448,213
Total Assets	$15,739,250	$8,773,161

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$3,023,561	$2,164,283
Income tax payable	12,600	7,500
Note payable - Sterling National Bank	6,620,023	2,275,534
Notes and loans payable to related parties	1,301,596	2,064,034
Total Current Liabilities	10,957,780	6,511,351

Commitments and Contingent Liabilities (Note 5):

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued-0-shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 48,132,664 shares	4,813	4,813
Additional paid-in capital	7,390,697	7,344,115
Accumulated deficit	(2,614,040)	(5,087,118)
Total Stockholders' Equity	4,781,470	2,261,810
Total Liabilities and Stockholders' Equity	$15,739,250	$8,773,161

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues, net	$11,692,146	$7,747,450	$22,672,551	$8,750,951
Cost of sales	(8,841,148)	(5,767,306)	(17,079,271)	(6,410,197)
Gross Profit	2,850,998	1,980,144	5,593,280	2,340,754

Operating Expenses:
Sales and marketing	488,057	16,716	903,888	185,229
Compensation	325,283	313,953	949,753	1,007,341
Professional fees	111,339	56,947	286,681	202,511
Product development	127,367	74,747	227,552	181,157
Other general and administrative	195,046	158,796	501,458	407,114
Total Operating Expenses	1,247,092	621,159	2,869,332	1,983,352

Net Operating Income	1,603,906	1,358,985	2,723,948	357,402

Other Income (Expense):
Interest income	13,664	-	13,664	-
Interest expense	(103,363)	(111,654)	(227,522)	(205,933)
Total Other Income (Expense)	(89,699)	(111,654)	(213,858)	(205,933)

Income Before Tax Provision	1,514,207	1,247,331	2,510,090	151,469

Provision for Income Tax	(24,412)	-	(37,012)	-

Net Income	$1,489,795	$1,247,331	$2,473,078	$151,469

Net Income per Common Share
Basic	$0.031	$0.026	$0.051	$0.003
Diluted	$0.031	$0.026	$0.051	$0.003

Weighted Average Common Shares Outstanding
Basic	48,132,664	48,132,664	48,132,664	46,057,590
Diluted	48,371,158	48,132,664	48,320,017	46,057,590

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$2,473,078	$151,469
Adjustments necessary to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	44,400	49,311
Accrued interest on note receivable	(13,654)	-
Stock based compensation expense	46,581	81,219
Accrued sales allowance	(94,203)	(196,978)
(Increase) decrease in accounts receivable	(6,755,174)	(6,376,672)
(Increase) decrease in inventory	(275,049)	38,337
(Increase) decrease in prepaid expenses	43,764	(371,317)
(Increase) decrease in other assets	-	14,456
Increase (decrease) in accounts payable and accrued liabilities	958,580	1,167,729
Increase (decrease) in accrued interest on notes payable	(168,492)	148,385
Net cash (used in) operating activities	(3,740,169)	(5,294,061)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,501)	(58,194)
Net cash (used in) investing activities	(15,501)	(58,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	19,393,834	5,791,914
Repayments of notes payable	(15,049,345)	(1,895,194)
Proceeds from notes and loans payable to related parties	860,000	2,500,000
Repayments of notes and loans payable to related parties	(1,453,946)	(1,100,000)
Net cash provided by financing activities	3,750,543	5,296,720

Net (Decrease) in Cash and Cash Equivalents	(5,127)	(55,535)
Cash and Cash Equivalents at Beginning of Period	364,714	313,856
Cash and Cash Equivalents at End of Period	$359,587	$258,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$396,014	$57,549
Income taxes	$31,912	$-
	$427,926	$57,549
Non-cash financing and investing activities:
Conversion of Series C Preferred Stock to Common Stock	$-	$1,000

Sale of Investment for Note receivable	$500,000	$-

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2016 and results of operations and cash flows for the three months and nine months ended September 30, 2016 and 2015. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") relating to interim financial statements and in conformity with US GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").

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

Inventory

The Company's inventory, recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $480,758 and $205,708 at September 30, 2016 and December 31, 2015, respectively.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At September 30, 2016 and September 30, 2015, the total number of potentially dilutive common stock equivalents was 5,818,700 and 5,908,696, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended September 30, 2016	9 months ended September 30, 2016
Basic weighted average shares outstanding	48,132,664	48,132,664
Dilutive warrants	238,494	187,353
Diluted weighted average shares outstanding	48,371,158	48,320,017

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

On April 22, 2016, the Company received a credit of approximately $479,000 from its major vendor to cover customer returns of products from sales that occurred in 2015 and promotional allowances for 2016 sales. A credit of $126,000 was applied to invoices due to the vendor during the period ended June 30, 2016 and the remaining credit balance of $353,000 was applied to invoices due to the vendor during the period ended September 30, 2016.

During the nine-month period ending September 30, 2016 and 2015, Capstone determined that $94,203 and $196,978, respectively of previously accrued promotional allowances were no longer required. The reduction of promotional allowances is included in net revenues for the nine month periods ended September 30, 2016 and 2015.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.   Advertising and promotion expense was $65,406 and $3,301 for the three months and $138,846 and $98,461 for the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, and December 31, 2015, the Company has $275,019 in capitalized advertising costs included in prepaid expenses on the balance sheet.

Shipping and Handling

The Company's shipping and handling costs, are included in sales and marketing expenses and amounted to $59,604 and $11,765 for the three months and $117,000 and $45,588 for the nine months ended September 30, 2016 and 2015, respectively.
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

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As for the periods ended September 30, 2016 and 2015, there were no material amounts subject to forfeiture.

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

Stock-based compensation for the three-month period ended September 30, 2016 and 2015 totaled $18,081 and $22,353, respectively.  Stock-based compensation for the nine-month period ended September 30, 2016 and 2015 totaled $46,581 and $81,219, respectively.

Significant Accounting Policies and Estimates

The Company's significant accounting policies are disclosed in the 2015 Annual Report. Since the date of the 2015 Annual Report, there have been no material changes to the Company's significant accounting policies. The preparation of the condensed consolidated financial statements in conformity with "US GAAP" requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates and assumptions include valuing equity securities, allowance for doubtful accounts, note receivables, inventory reserves, deferred taxes, and related valuation allowances, and the fair value of long lived assets, intangibles, goodwill and contingent consideration. Actual results could differ from the estimates.

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

In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company's fiscal year beginning after December 15, 2018 and subsequent interim periods. The Company is currently evaluating the impact of the adaption of ASU 2016-02 will have on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-015 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 will be effective for the Company's fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-15 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but is not expected to have a material effect on the Company's consolidated financial statements.

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

Cash and Cash Equivalents
The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits.  The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.  As of September 30, 2016, the Company had $0 funds in excess of FDIC limits.

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

Major Customers

The Company had two customers who comprised 55% and 36% of net revenue during the nine-month period ended September 30, 2016 and one customer who comprised 84% of net revenue during the nine-month period ended September 30, 2015.  The loss of these customers would adversely impact the business of the Company.

Approximately 8% and 8% of the Company's net revenue for the nine- month periods ended September 30, 2016 and 2015, respectively, was from international sales.

As of September 30, 2016, approximately 97% of accounts receivable were from two customers. As of December 31, 2015, approximately 99% of accounts receivable were from two customers.

Major Vendors

The Company had two vendors from which it purchased 89% and 8% of merchandise sold during the nine-month period ended September 30, 2016, and two vendors from which it purchased 57% and 35 % of merchandise sold during the nine-month period ended September 30, 2015. The loss of these suppliers could adversely impact the business of the Company.

As of September 30, 2016, approximately 80% of accounts payable were due to two vendors. As of December 31, 2015, approximately 95% of accounts payable were due to two vendors.

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of September 30, 2016, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

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

NOTE 3 – NOTES PAYABLE (continued)

As of September 30, 2016, and December 31, 2015, the balance due to Sterling National Bank was $6,620,023 and $2,275,534, respectively.

As of September 30, 2016, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

As of September 30, 2016, the Company had three notes and loans payable due to one officer, director and related party.  Total notes and loan payable due to related parties at September 30, 2016 was $1,301,596. These various notes and loans payable carry an 8 % interest rate, with maturities dates of April 3, 2017.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone entered into a new lease agreement for the same office space as currently located. The new lease agreement dated January 17, 2014, and effective February 1, 2014, has a 3-year term with a base annual rent of $87,678 paid in equal monthly installments. The Company has the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. On October 18, 2016, the Company has confirmed that it will be exercising the three (3) years renewal option of the lease. Under the lease agreement, Capstone is responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

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

Rent expense amounted to $35,610 and $35,144 for the three-month periods ended September 30, 2016 and 2015, respectively.  Rent expense amounted to $107,245 and $105,503 for the nine month periods ended September 30, 2016 and 2015, respectively.

The future lease obligation under these agreements are as follows:

Year Ended December, 31,	US	HK	Total
2016	$66,870	$37,274	$104,144
2017	92,256	$20,322	112,578
2018	93,885	0	93,885
2019	95,570	0	95,570
2020	7,964	0	7,964
Total future lease obligation	$356,545	$57,596	$414,141

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

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year. An amount of $40,233 has been accrued and is included in the September 30, 2016 and December 31, 2015 consolidated balance sheets as part of accounts

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

payable and accrued expenses for deferred wages from 2011. The initial term of the contract began February 5, 2008, ended on February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company's Compensation Committee further extended the agreement with the same terms for an additional three years.

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

On February 5, 2008, the Company entered into an Employment Agreement with James McClinton, Chief Financial Officer. Mr. McClinton was paid $150,000 per annum.  As part of the agreement, Mr. McClinton received a minimum increase of 5% per year. An amount of $572 has been accrued and is included in the September 30, 2016 and December 31, 2015 consolidated balance sheets as part of accounts payable and accrued expenses for deferred wages from 2011. The term of the initial contract began February 5, 2008, and ended February 5, 2011, but the term of the contract was extended for an additional two years through February 5, 2013. The Company's Compensation Committee further extended the agreement with the same terms for an additional three years through February 5, 2016.

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

NOTE 6 - STOCK TRANSACTIONS

Warrants

During September and October 2007, the Company issued 2,121,569 shares of common stock for cash at $0.255 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 636,474 warrants were issued and remain outstanding at September 30,2016. The warrants are ten year warrants and have an exercise price of $0.255 per share.

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

On July 20, 2016, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary. These options have a strike price of $.435 with an effective date of August 6, 2016 and will vest on August 5, 2017.

In applying the Binomial Lattice (Suboptimal) option pricing model to stock option granted, the Company used the following weighted average assumptions: The following assumptions were used in the fair value calculations of options granted during the nine month periods ended September 30, 2016 and 2015:

Risk free interest rate – 1.13 – 2.23%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

NOTE 6 - STOCK TRANSACTIONS (continued)

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

For the period ended September 30, 2016, the Company recognized compensation expense of $46,581 related to these stock options. A further compensation expense of $20,475 will be recognized for these options in 2016 and a further $48,825 will be recognized in 2017.

A summary of the stock option activity during the nine months ended September 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding, December 31, 2015	5,272,227	$0.435	1.73	$-
Granted	210,000	0.435	5.24	-
Exercised	-	-	-	-
Forfeited/expired	(300,001)	-	-	-
Outstanding, September 30, 2016	5,182,226	$0.435	1.01	$-

Vested/exercisable at December, 31, 2015	5,062,227	$0.435	1.60	$-
Vested/exercisable at September, 30, 2016	4,972,224	$0.435	1.05	$-

NOTE 7 - INCOME TAXES

As of September 30, 2016, the Company had significant net operating loss carry forwards remaining that will begin to expire in 2033. The Company has determined that a full valuation allowance against its net deferred taxes is necessary as of September 30, 2016 and December 31, 2015.

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

The provision for income taxes for the three and nine-month periods ended September 30, 2016 was calculated based on estimated annual effective rate for the full 2016 calendar year, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

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

In addition, the Company and AC Kinetics agreed to cooperate in the development and commercialization of consumer and industrial products to be solely owned by the Company.  AC Kinetics will be the Company's advanced product developer. AC Kinetics will notify

NOTE 8 – COST METHOD INVESTMENTS AND NOTE RECEIVABLE (continued)

the appropriate technology departments at the Massachusetts Institute of Technology ("MIT") of the Company's ability and desire to commercialize consumer and industrial products developed in the MIT incubator departments.

The Company and AC Kinetics also entered into a royalty agreement whereby, the Company would receive a 7% royalty on any licensing revenues received by AC Kinetics for products sold by them.  This royalty agreement will terminate upon receipt by the Company of royalties of $500,000.

The aggregate carrying amount of cost method investments at September 30, 2016 and December 31, 2015 consisted of the following:

	2016	2015
AC Kinetics Series A Convertible Preferred Stock	$-	$500,000

On June 8, 2016, the Board of Directors approved a Resolution to accept an offer from AC Kinetics to sell back the 100 shares of AC Kinetics Series A Preferred Stock. With acceptance of this offer the royalty agreement will also terminate.  For consideration, the Company received a note for $1,500,000 that will be immediately paid to the Company on completion and funding of a Securities Purchase Agreement with a national company to purchase AC Kinetics.  The note is subject to a Subordination Agreement for loans made to AC Kinetics by the national company involved in the Securities Purchase Agreement.  As the note is subject to a subordination agreement, and the Securities Purchase Agreement between the national company and AC Kinetics has not been concluded, the Company has determined a $500,000 fair value of this note at September 30, 2016. As further consideration, the Company also, received an option to repurchase 1,666,667 shares of Company Common Stock held by Involve L.L.C. at an exercise price of $.15. The Agreements were signed June 27, 2016 and the option period is the 12-month period between the first option exercise date and the 36-month anniversary of the effective date of the option agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-Q quarterly report. In addition to historical information, the following discussion contains certain forward-looking statements under the Private Securities Litigation Act of 1995, as amended. See "Special Note Regarding Forward Looking Statements" below for certain information concerning those forward- looking statements.  As used below, "our" and "we" refers to the Company and its subsidiaries.

Special Note Regarding Forward Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business as well as "Risk Factors," and this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words) intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q quarterly report. One should read this Form 10-Q quarterly report and the documents that we reference herein and filed as exhibits to this Form 10-Q quarterly report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

The Company is a "penny stock" company under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of October 24, 2016, the Common Stock was trading at $.48 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.   The Company completed a 1-for-15 reverse stock split for the Common Stock on July 25, 2016. The reverse stock split did not change the Company's status as a "penny stock" company.

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
(5) "China" or "PRC" means People's Republic of China.
(6) References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(7) References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(8) "SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(9) "Subsidiaries" means the following wholly owned subsidiaries of the Company:  Capstone Industries, Inc. ("CAPI"), Capstone International H.K Ltd., ("CIHK"), and Capstone Lighting Technologies, Inc. ("CLTL").

General.

Capstone Companies, Inc., a Florida corporation, ("CAPC," "Company," "we," or "our") is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTC QB Venture Market exchange of The OTC Markets Group, Inc. and, since July 6, 2012, under the trading symbol "CAPC."  As a result of a 1-for-15 reverse stock split effective as of July 25, 2016, the trading symbol was ("CAPC-D") for twenty (20) days from July 25, 2016.  As of August 22, 2016, the trading symbol has reverted back to ("CAPC"). As of August 22, 2016, the Company's Common Stock commenced quotation on the OTC QB Venture Market exchange of The OTC Markets Group, Inc.  Prior to this quotation, the Common Stock was quoted on the Pink Tier of The OTC Markets Group Inc. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015

Available Information.

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company's website at http://www.capstonecompaniesinc.com/Investor Relations and on the SEC's website at http://www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, or through the aforesaid website URL's. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

Factors Affecting our Financial Performance.

Our operating results are or may be primarily affected by the following factors:

* Our ability to achieve and maintain profitability and positive cash flow, which in turn is dependent on the following factors:

- Our ability to develop and effectively update and market our products;

- Our ability to procure and maintain on commercially reasonable terms relationships with third parties from whom we acquire product inventory;

- Our ability to identify and pursue channels through which we will be able to market our products;

- Our ability to attract new customers for our products;

- Our ability to manage our costs and maintain low overhead as well as access affordable funding on a timely basis; and

- Our ability to attract retail customers on cost-effective terms to brick and mortar retail locations or to on-line retailer Amazon.com.

Studies like The Neilson Company's August 2014 "E-Commerce: Evolution or Revolution in the Fast-Moving Consumer Goods World," document that e-commerce is increasingly important in consumer goods industry. With the growing importance of e-commerce and online purchase of consumer goods, coupled with the consumers' use of Internet search engines like Google and Bing in selection of consumer goods, marketing through online mediums like Facebook, Pinterest, Yahoo!(R) Groups and YouTube.com, as well as "viral" marketing through Twitter or Instagram and online blogs, are increasingly important marketing tools for consumer goods.  We recognize a need to enhance our non-traditional Social Media marketing avenues. We may be unable to successfully develop such non-traditional marketing strategies and efforts or may lack the available funds to do so as long as traditional marketing and sales through retailers and their stores remain our central marketing and sales strategy. Reliance on traditional brick-and-mortar retailers is itself a risk factor for our company. The Company reviews possible expansion of Social Media based marketing from time to time, but the Company has not developed a formal Social Media marketing program as of the date of this Form 10-Q quarterly report.

Introduction

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2016 compared with the same periods in 2015 and (ii) financial liquidity and capital resources.

We are a public holding company organized under the laws of the State of Florida. We design and manufacture a line of specialty power failure lighting solutions and other innovative specialty consumer lighting products for the North American and Global retail markets through our operating subsidiaries.  Our primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI").   Capstone International Hong Kong, Ltd., or "CIHK", was established to expand our product development, engineering and factory resource capabilities in Hong Kong.  Our LED lighting product line consists of stylish, innovative and easy to use consumer lighting products, including power failure multi-function handheld lights, power failure multi-function nightlights, decorative nightlights, wireless motion sensor lights, remote control battery powered accent lights, remote control outlets, bath vanity lights and outdoor LED fixtures.  Our products are sold under CAPI brand name, "Capstone Lighting," and also under a nationally recognized licensed brand named Hoover® HOME LED.  We seek to deliver strong, consistent business results and superior shareholder returns by providing consumers on a global basis with unique products that make their lives simpler and safer.

We oversee the manufacturing of our products, which are currently all made in China by OEM contract manufacturers, through our three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Our Chinese contract manufacturers may participate in the design of our products.  We believe that we have commercially reasonable terms with our Chinese contract manufacturers. Our products are typically shipped from our Chinese contract manufacturers and stored in warehouses or with distributors in our markets.  From time to time, we evaluate our relationship with existing contract manufacturers as well as alternative contract manufacturing sources in China and elsewhere as part of our contingent planning.

Strategy

Our objective is to increase profitability, cash flow and revenues while enhancing our position as a leading manufacturer, marketer and distributor through the ongoing development of innovative and technologically advanced ideas and concepts for the LED Home Lighting consumer product categories.  We plan to leverage our product successes by expanding our offerings into all categories of the LED Home Lighting product lines.  We have established the 'Capstone Lighting' brand in the power failure and wireless motion sensor light product lines and also in the Remote-Controlled Battery Accent Lights and Wireless Remote Controlled outlet lines.  To successfully enter into the expanded new Home LED product lines, we determined a highly recognized national brand could be advantageous.  In 2014 the Company initiated a search for a brand name that would resonate with consumers.  The desired brand had to have a perceived rich heritage, and one trusted by American homeowners for high performance, quality and trustworthiness.  The Hoover® HOME LED brand was launched and we believe that it has been successfully received by retailers and consumers.  Since its launch, the Company has continued to expand its product offerings under the Hoover® HOME LED brand.

Our 2013 investment in AC Kinetic Technologies, an Armonk, New York technology development company, has allowed us to develop certain innovative concepts that the Company has conceived and that are complex and which has yielded intellectual property that we believe will further distinguish the Company's products from other off-the-shelf products commonly marketed at the retail level.  The Company plans to exploit the trade secret technologies developed and completed by AC Kinetic Technologies within the Company's own products, both labeled under "Capstone" and under the Hoover® HOME LED brand.

On June 8, 2016, the Board of Directors approved and accepted an offer from AC Kinetics to buy back their 100 shares of AC Kinetics Series A Preferred Stock for a $1,500,000 Note Receivable with an estimated fair market value of $500,000.  The Company may continue its technology development relationship with AC Kinetics despite the agreement to sell the 100 shares of A C Kinetics Series A Preferred Stock.

Perceived or Essential Strengths. We have extensive experience in introducing new products to retail market channels and we believe that this experience provides us a competitive edge in our niche markets.  In our early product development, we sought to find niche product opportunities that may have been overlooked or underexploited by competitors, in order to win a profitable niche of the market share with minimal cost of market entry.  In May 2016, the Company launched another extensive array of new products at the National Hardware Show in Las Vegas, Nevada.  The new products introduced additional functionality to existing categories of products that are deemed meaningful to consumers.  The Company's desired product(s) characteristics are as follows:

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

The Company has expanded its CIHK's operations in Hong Kong, with personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our OEM Chinese factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.  In anticipation of the Company's growth we have continued our investment to ensure overseas factory performance meets stringent tolerances to maintain our competitiveness and operational excellence.

We have expanded our international sales by leveraging our relationships with our existing global retailers and by strengthening our international product offerings.  Our Hong Kong office assists us in placing more products into foreign market channels as well.  In 2016 we surpassed our initial expansion goal with product sales in Australia, Canada, Japan, South Korea, Taiwan and the United Kingdom. In the nine months ended September 30, 2016 international sales, as compared to the same period 2015, increased by $1,058,700 or 134.3%. International sales for the nine months ended September 30, 2016 were $1,847,300 or 8 % of total net revenue compared to $788,600 or 8 % of net revenue in the same period in 2015.

Products and Customers

The Company has earned the recognition associated with being an innovative company as evidenced by the Company being invited to more retail buying reviews than earlier years when we were more focused on proving our ability to perform in the big box retail brick-and-mortar environment while supplying a short line of products.  We are now determined to expand our product positioning through the introduction of many more indoor and new outdoor lighting programs both under the "Capstone" brand and the Hoover® Home LED brand.  We will also be expanding hardwired solid state products to our programs in addition to the existing battery and induction powered product lines, through the expansion of bath vanity fixtures. Hoover® is a registered trademark of Techtronic Floor Care Technology Limited.  Such expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.

Since inception, we have focused on establishing and growing relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Canadian Tire, Costco Wholesale, Home Depot, Lowes, Office Depot, Sam's Club, The Container Store and Wal-Mart. These distribution channels may sell our products through the Internet as well as through retail storefronts and catalogs/mail order.  Our experience in management, operations, and the export business has enabled us to develop the scale, manufacturing efficiencies, and design expertise that serves as the foundation for us to aggressively pursue niche product opportunities in our largest consumer markets and growing international market opportunities.  While we have traditionally generated the majority of our sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally.  In order to capture this market opportunity, we introduced the Capstone brands to markets outside the U.S., including Central and South America, Taiwan, South Korea, Australia, Japan, the United Kingdom and Canada. This continues to be a successful distribution channel with international sales for the nine months ended September 30, 2016, increasing 134% from the same period in 2015 and representing 8 % of total net revenue in 2016 with the other 92 % of total net revenue originating in the United States. Based on our experience in the industry, our Chinese contract manufacturing resources and focus on well designed, practical products, we believe our company is well positioned to become a leading manufacturer in the rapidly growing LED home lighting and security lighting segments. Our efforts to achieve such a goal are ongoing.  Sluggish economic growth in North America in past two years and the global angst caused by a decline in the rate of Chinese economic growth in the past year are factors that hinder expansion in the consumer goods market.  We believe we will maintain our revenue growth because of our ability to deliver unique products on time, the quality reputation of our products, our business relationships with our retailers and our aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below. Critical to growth are economic conditions in our markets that foster greater consumer spending as well as success in our initiatives to distinguish our brands from competitors by design, quality, and scope of functions and new technology or features.  Our ability to fund the pursuit of our goals remains a constant, significant factor.

With our new branded lighting categories, Capstone has a comprehensive product offering for our niche in the industry.  We believe that we will provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which should add diversity to our revenues and cash flows sources.  Within these categories, we seek to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.

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

Working Capital Requirements

In order to more effectively support retailers in the U.S. domestic markets, so that retailers can quickly replenish their stock and reduce the impact of lost sales as a result of stock outages, the Company as required, strategically increases its inventory levels held in our Anaheim, California warehouse. Combined with the cost of new product molds, product testing and certifications, package design work, expansion of the sales support team in the U.S. and further expansion of the design and engineering capabilities in our Hong Kong office, the Company may require additional working capital to fund these strategic projects.

As required, additional funding options will be considered to ensure that product launches are never held back as a result of funding shortfalls.  Certain members of Company's management and Board of Directors have supplemented the cash flow needs as required through short term loans.  Access to affordable, timely funding could be critical to our ability to compete and expand our market share.

The low market price of our Common Stock hinders our ability to access capital markets, but the enhancement of our Common Stock's market price requires, in our opinion, sustained profitability coupled with revenue growth. Sustain profitability and revenue growth is deemed to be required to attract market maker and institutional support for our Common Stock, which support we deem vital to any possible, sustained increase in the market price of our Common Stock.

Competitive Conditions

The consumer products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by brand perceptions, product performance and value perception, customer service and price.  Our principal lighting competitors in the U.S. are Jasco, Energizer and Sylvania.  We believe private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Home Depot, Lowes and Target offer lighting as part of their private branded product lines.  Many of competitors have substantially greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.  Competitors with greater resources could undermine our expansion efforts by marketing campaigns targeting our expansion efforts or engaging us in a price competition.

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

We rely on trademark, trade secret, patent, and copyright laws to protect our intellectual property rights.  We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license intellectual property rights from others to support new product introductions.  There can be no assurance that w~~e~~ can acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us.  Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others, or will not be successfully challenged by others in lawsuits.  We do not have a reserve for litigation costs associated with intellectual property matters.  The cost of litigating intellectual property rights claims may be beyond our financial ability to fund.

Distribution and Fulfillment

Since January 2015, the Company transferred its U.S. domestic warehousing and distribution operation to a third-party warehousing facility situated in Anaheim, California.  The warehouse distributor provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software.  This company provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.  These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if we need to establish an east coast distribution point. This relationship will provide as needed, a major expansion of our U.S. distribution capabilities.

Research, Product Development, and Manufacturing Activities

Our research and development department based in Hong Kong designs and engineers many of our products, with collaboration from our third-party manufacturing partners.  They also establish strict engineering specifications and product testing protocols for our contract manufacturers' factories and ensure the factories adhere to all Chinese Labor and Social Compliance Laws.  Under the current political regime in China, sudden and unexpected changes in such laws are possible and could impact our business or financial performance by increasing the cost or ease of conducting business.

Our research and development team ensures our proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds.  In order to ensure the quality and consistency of our products manufactured in China, we use globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each countries individual regulatory standards.  We also employ quality control inspectors who examine and test products to our specification before shipments are approved.  Our Hong Kong office capabilities have now been expanded to include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong and mainland China.

We will continue to invest in this area as we expand the number of products being developed and as we move into more technical and innovative product categories.  These costs are expensed when incurred and are included in the operating expenses.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2016 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2015.

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue, net

For the 3 months ended September 30, 2016 and 2015, total net sales were approximately $11,692,100 and $7,747,500, respectively, an increase of $3,944,600 or 50.9 % from the previous year.

For the 9 months ended September 30, 2016 and 2015, total net sales were approximately $22,672,600 and $8,751,000, respectively, an increase of $13,921,600 or 159.1 % from the previous year.

In the 3 and 9 months ended September 30, 2016 the Company continued to have a very strong revenue performance in the Accent Light Category in both the Capstone Lighting and Hoover® HOME LED brands. In the 9-months ended September 30, 2016, the Company accrued $1,478,600 for marketing allowances for product promotions. Despite these marketing allowances the Company achieved nearly a $14 million revenue increase in the period. The Company also continued to expand International sales to various overseas markets during the period. International sales for the 9 months ended September 30, 2016 and 2015 were approximately $1,847,300 or 8% of total net revenue as compared to $788,600 or 8 % of total net revenue for the same period in 2015. That represents an international sales increase of $1,058,700 or 134.3% as compared to the same period 2015.

Cost of Sales

For the 3 months ended September 30, 2016 and 2015, cost of sales were approximately $8,841,100 and $5,767,300, respectively, an increase of $3,073,800 or 53.3% from the previous year. This represented 75.6% and 74.4% respectively of total net revenues.

For the 9 months ended September 30, 2016 and 2015, cost of sales were approximately $17,079,300 and $6,410,200, respectively, an increase of $10,669,100 or 166.4 % from the previous year. This cost represents 75.3% and 73.2 % respectively of total net revenues. For the nine-month period, 4.6% of the cost percentage to revenue increase was the result of $1,478,600 marketing allowance that reduced net revenue. Cost of sales has also increased as a result of the increased volume of units sold, however overall product unit costs continued to remain stable during the period.

Gross Profit

For the 3 months ended September 30, 2016 and 2015, gross profit was approximately $2,851,000 and $1,980,100 respectively, an increase of $870,900 or 44 % from the same period in 2015. Gross profit as a percentage of sales was 24.4% in the three-month period compared to 25.6% for the same quarter in 2015.

For the 9 months ended September 30, 2016 and 2015, gross profit was approximately $5,593,300 and $2,340,800 respectively, an increase of $3,252,500 or 139% from the same period in 2015. Gross profit as a percentage of sales was 24.7% in the nine-month period compared to 25.6% in the same period in 2015.

During the 9 months ended ending September 30, 2015, the Company determined that $196,977 of previously accrued promotional allowances were no longer required. The reduction of promotional allowances was included in revenue for the period ended September 30, 2015 and had the impact of increasing gross profit in that period.

Operating Expenses

For the 3 months ended September 30, 2016 and 2015, total operating expenses were approximately $1,247,100 and $621,200 respectively, an increase of $625,900 or 100.8 % as compared to same period in 2015.

For the 9 months ended September 30, 2016 and 2015, total operating expenses were approximately $2,869,300 and $1,983,400 respectively, an increase of $885,900 or 44.7% as compared to same period in 2015.

The following is a summary of the major expense variances by category in the 2016 period compared to 2015.

Sales and Marketing Expenses

For the 3 months ended September 30, 2016 and 2015, sales and marketing expenses were approximately $488,100 and $16,700 respectively, an increase of $471,400. During the quarter ended September 30, 2016, the increased expense resulted mainly from the distribution of royalty payments of $221,200 to TTI Floor Care for the Hoover® License that was not incurred last year, representative commissions that increased from $1,100 in 2015 to $134,600 in 2016 and we incurred $64,300 in advertising promotions in the quarter.

For the 9 months ended September 30, 2016 and 2015, sales and marketing expenses were approximately $903,900 and $185,200 respectively, an increase of $718,700. During the period royalty payments to TTI Floor Care for the Hoover® License were $406,400, that did not incur last year, representative commissions were $227,500 and we incurred $138,100 in advertising and trade show expense, which were the main reasons for the expense increase.

Compensation Expense

For the 3 months ended September 30, 2016 and 2015, compensation expense was approximately $325,300 and $314,000 respectively, an increase of $11,300 or 3.6%.

For the 9 months ended September 30, 2016 and 2015, compensation expense was approximately $949,800 and $1,007,300 respectively, a reduction of $57,500 or 5.7%.

Overall compensation expense has been reduced as a result of the reduction of personnel, however, consulting professional fees have increased as we replaced a sales position with a sales consultant.

Professional Fees

For the 3 months ended September, 2016 and 2015, professional expenses were approximately $111,300 and $56,900 respectively, an increase of $54,400 or 95.6%.

For the 9 months ended September 30, 2016 and 2015, professional expenses were approximately $286,700 and $202,500 respectively, an increase of $84,200 or 41.6%. The higher expense in the quarter and 9-month period is mainly the result of the Company engaging the services of a sales consultant to support the U.S. office marketing effort.

Product Development Expenses

For the 3 months ended September 30, 2016 and 2015, product development expenses were approximately $127,400 and $74,700, respectively, an increase of $52,700 or 70.5%.

For the 9 months ended September 30, 2016 and 2015, product development expenses were approximately $227,600 and $181,200, respectively, an increase of $46,400 or 25.6%. This expense increase is the result of increased certification testing for new products, development costs related to our lighting technology and prototype and new sample costs.

Other General and Administrative

For the 3 months ended September 30, 2016 and 2015, other general and administrative expenses were approximately $195,000 and $158,800 respectively, an increase of $36,200 or 22.8%.

For the 9 months ended September 30, 2016 and 2015, other general and administrative expenses were approximately $501,500 and $407,100 respectively, an increase of $94,400 or 23.2%. The expense increase is mainly the result of increased Sterling Bank fees associated with the higher total net revenue during the 9 months ended September 30, 2016.

Net Operating Income

For the 3 months ended September 30, 2016 the operating income was approximately $1,603,900 compared to $1,359,000 in 2015. This is an improved performance of $244,900 or 18% over the same period 2015.

For the 9 months ended September 30, 2016 the operating income was approximately $2,724,000 compared to a $357,400 net income in the same period last year. This is an improved performance of $2,366,600 or 662.2% over the same period 2015. Net Operating Margin was 12.0% of net revenue compared to 4.1% in for the nine months ended September 30, 2015.

Interest Expense

For the 3 months ended September 30, 2016 and 2015, interest expense was approximately $103,400 and $111,700, respectively, for a reduction of $8,300 or 7.4% as compared to the same period in 2015.

For the 9 months ended September 30, 2016 and 2015, interest expense was approximately $227,500 and $205,900, respectively, for an increase of $21,600 or 10.5% as compared to same period in 2015.

Despite having a substantial revenue growth during the 9 months, we have been able to curtail the need for increased borrowing and the resulting increased interest expense, by negotiating favorable payment terms with our overseas suppliers for orders being processed. This has substantially reduced the need for purchase order funding to complete order fulfilment.

Provision for Income Tax

For the 3 months ended September 30, 2016 and 2015, the provision for income tax was approximately $24,400 and $0, respectively.

For the 9 months ended September 30, 2016 and 2015, the provision for income tax was approximately $37,000 and $0, respectively.

Net Income

For the 3 months ended September 30, 2016, the Company had a net income of approximately $1,489,800 as compared to a net income of $1,247,300 in the same period last year. This is an improved performance of $242,500 or 19.4% from the same period in 2015.

For the 9 months ended September 30, 2016, the Company had a net income of approximately $2,473,100 as compared to a net income of $ 151,500 in the same period last year.

The overall net income improvement in the 9-month period ended September 30, 2016 of $2,321,600 or 1,532% compared to 2015, was the result of the significant increase in revenue, supported by strong International sales. This result was achieved after the Company provided for $1,478,600 of increased promotion allowances and approximately $886,000 increased operating expenses mainly resulting from License Royalty payments and reps commission compared to 2015.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of September 30, 2016:

	Payments Due by Period
	Total	2016	2017	2018	After 2019
(In thousands)
Accounts Payable and accrued expense	$3,036,161	$3,036,161	$-	$-	$-
Notes Payable Sterling Factors	6,620,023	6,620,023	-	-	-
Notes and loans payable to related parties-current maturities	1,301,596	1,301,596	-	-	-
Operating Leases	414,141	104,144	112,578	93,885	103,534
Interest on Short-Term Debt	40,250	20,125	20,125	-	-
Total Contractual Obligations	$11,412,171	$11,082,049	$132,703	$93,885	$103,534

Notes to Contractual Obligations Table

Purchase Obligations — Accounts Payable and accrued expenses are comprised of the Company's commitments for goods and services in the normal course of business.

Notes Payable — See notes 3 and 4 of the Financial Statements footnotes contained in this report.

Operating Leases — Operating lease obligations are primarily related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

	For the Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015

Net cash provided by (used in):
Operating Activities	$(3,740)	$(5,294)
Investing Activities	$(15)	$(58)
Financing Activities	$3,751	$5,297

The Company's borrowing capacity with Sterling National Bank, funding support from Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Operating Activities

Cash used in operating activities was approximately $(3,740,200) in the 9 months ended September 30, 2016 compared with approximately $(5,294,100) used in operating activities in 2015.  During the period Accounts Receivable increased by approximately $6,755,200, Inventory increased by approximately $275,000 and Accrued Sales Allowances increased by approximately $94,200. However, this was partly offset by the $2,473,100 profit during the period and an increase in Accounts Payable of approximately $958,600. The Company's cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the timing and launch of new products into the marketplace. With the establishment of our Hong Kong operation we have built an operational structure that, through relationships with factory-suppliers combined with our internal expertise, can develop and release quality products to market substantially quicker than we have been able to accomplish in previous years. Furthermore, in the second quarter of 2016, we negotiated with our largest vendor to receive a credit of approximately $479,000 to cover product returns from 2015 and promotional efforts for 2016. The credit has been applied to vendor invoices in the second and third quarters of 2016.

Investing Activities

Cash used for investing activities for the quarter ended September 30, 2016 was approximately $(15,500) compared to $(58,200) in 2015.  The Company will continue to invest in new product molds and tooling.  With the product expansion into new LED home lighting categories, the Company's future capital requirements will increase.  Our Hong Kong management team has the task of negotiating favorable payment terms with factories which will reduce the amounts of upfront cash required to have available when initiating a new project.  Management believes that our cash flow from operations and additional borrowing will provide for these necessary capital expenditures.

Financing Activities

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.  Net cash provided by financing activities for the 9-month period ended September 30, 2016 was approximately $3,750,500, compared to approximately $5,296,700 cash provided in 2015.  With the expansion of the Accounts Receivable balances in the period, the Company increased its credit availability with Sterling National Bank and therefore increased its outstanding bank loans to fund the large order backlog.  During the quarter ended September 30, 2016, the Company paid off $714,103 of Directors loans outstanding since 2010 and 2013 including all accrued interest. During the last 9-month period the Company has paid off approximately $1,453,900 of notes and loans payable to related parties.

At September 30, 2016, the Company was in compliance with all agreements pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of certain of our Directors will provide sufficient financial resources for the Company during 2016.

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

The Company's manufacturing is currently conducted in China.  Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

·	The possibility of expropriation, confiscatory taxation or price controls;
·	Adverse changes in local investment or exchange control regulations;
·	Political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;
·	Legal and regulatory constraints;
·	Tariffs and other trade barriers, including trade disputes between the U.S. and China;
·	Political or military conflict between the U.S. and China resulting in adverse or restricted access by U.S.-based companies to Chinese manufacturing and markets; and
·	Possible difficulty in enforcing contractual and intellectual property rights.

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended September 30, 2016.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of September 30, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls:  There were no changes in our internal controls over financial reporting that occurred during the three months covered by this quarterly report on Form 10-Q or "Report" that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

The only material changes in the risk factors from our Form 10-K for the fiscal year ended December 31, 2015 are:

Economic conditions that impact the Company can also be impacted by labor strikes. Labor strikes at West Coast ports by longshoreman and truckers servicing those ports can adversely impact shipment of our products to the U.S.  Such West Coast port strikes occurred in 2015 with the International Longshore and Warehouse Union and in 2016 with truck drivers of companies that move goods out of the West Coast ports.  Further, Hanjin Shipping, one of the largest deep sea cargo lines, filed for court receivership on August 31, 2016.  The financial troubles of Hanjin Shipping may adversely impact shipment of goods from China to the U.S.

Liquidity - The Company realized a net income of approximately $2,473,100 for the nine months ended September 30, 2016 as compared to a net income of $151,500 in the same period 2015.  Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  The Company's liquidity is expected to be sufficient through fiscal year 2016, resulting from the combination of our existing cash position, improved operational cash flow as a result of improvements to our operating results, the Company's borrowing capacity with Sterling National Bank and as needed, funding support from certain Company Directors (see Notes 3 and 4 to the financial statements contained in this report).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending September 30, 2016.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures (Not Applicable)

Item 5.  Submission of Matters to Vote of Security Holders

The following corporate actions were approved on May 24, 2016, by written consents of Common Stock shareholders holding and representing 385,618,423 shares of Common Stock, or 53.4% of the issued and outstanding shares of Common Stock eligible to vote on these corporate actions (based on 721,989,957 shares of Common Stock being issued and outstanding as of May 20, 2016, the record date ("Record Date") to determine shareholders entitled to vote or consent on the following corporate actions).

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

The Reverse Stock Split was effective as of July 25, 2016 and the Amendment to the Amended and Restated Articles of Incorporation was effective for state law purposes on date of filing with the State of Florida Secretary of State, being June 8, 2016.  All of the above actions were effective for federal securities law purposes twenty (20) days after the mailing of the information statement on Schedule 14C reporting those actions, which effective was on or about July 23, 2016.

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
Dated:    November 14, 2016

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Operation Executive	Chief Operating Officer