Form 10-K
period 2016-12-31
CAPSTONE COMPANIES, INC.
filed 2017-03-27
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer __   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting Company [X]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 21, 2017, was approximately $20,215,719.

Number of shares outstanding of the Registrant's Common Stock as of March 21, 2017, is 48,132,664.

DOCUMENTS INCORPORATED BY REFERENCE

None

DEFINITIONS:

As used in this Annual Report on Form 10-K, the following terms have the stated meaning or meanings:

(1)	"Capstone Lighting Technologies, L.L.C." or "CLTL" is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	"Capstone International Hong Kong Ltd" or "CIHK" is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company.
(3)	"Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as "CAPI" or "Capstone".
(4)
"Capstone Companies, Inc.," a Florida corporation, may also be referred to as "we," "us" "our," "Company," or "CAPC". Unless the context indicates otherwise, "Company" includes in its meaning all of Capstone Companies, Inc.  Subsidiaries.

(5)	"China" means Peoples' Republic of China.
(6)	"W" means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	"SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(10)	"Subsidiaries" means Capstone Industries, Inc. (CAPI), Capstone International H.K Ltd., (CIHK), and Capstone Lighting Technologies, Inc. (CLTL).
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31st.
(12)	"LED" or "LED's" means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.

We may use "FY" to mean "fiscal year" and "Q" to mean fiscal quarter in this Report.  Further, "OEM" means "original equipment manufacturer."

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report") contains "forward-looking statements" as defined under the Private Securities Litigation Reform Act 1995, as amended.  Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to: Company's future business and financial prospects; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like "expect," "anticipate," "hope," "project," "may," "should," "could," or similar words or variants thereof.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company's control or ability to foresee.  The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or "material" depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

PART I

Item 1.  Business

Capstone Companies, Inc. is a public holding company organized under the laws of the State of Florida.  The Company designs and markets consumer oriented LED lighting products for distribution globally with a primary focus on the North American markets.  The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand its product development, engineering and factory resource capabilities in Hong Kong. Capstone's LED lighting portfolio consists of stylish, innovative and easy to use consumer LED lighting products, including power failure multi-function handheld lights, power failure multi-function nightlights, decorative nightlights, wireless motion sensor lights, remote control battery powered accent lights, remote control outlets, bath vanity lights and outdoor LED fixtures.  The Company's products are sold under CAPI brand name, Capstone Lighting® as well as under a nationally recognized licensed brand named Hoover® Home LED. The Company believes that LED is becoming increasingly more mainstream, and, as such, the Company believes that the component and production costs will continue to lower, which should allow a smaller innovative company like ourselves to capitalize on non-commodity products utilizing LED.  The Company's focus is the integration of LED into most commonly used lighting products in today's home. Capstone is positioned well to participate in these expanded product categories which will fuel the Company's further growth.

The Company seeks to deliver strong, consistent business results and increasing shareholder returns by providing innovative products on a global basis that make consumer's lives simpler and safer while delivering growth results to the Company's retail partners.

The Company oversees and controls the manufacturing of its products, which are currently made in China by OEM contract manufacturers, through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Capstone believes it has commercially favorable payment terms with its contract manufacturers which supports the Company's growth.  The Company's direct import business model requires shipments meet minimum order quantity or "MOQ" full container loads from its factories directly to retail customers shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are not warehoused for domestic replenishment programming.  CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs.  Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products.  The Company continues to explore alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its ongoing supply chain strategic planning.

Business Strategy

The global LED lighting market is undergoing a perceived significant transition driven by rapid adoption of energy efficient LED lighting products.  LED lighting products offer numerous advantages for the user which are driving demand (improved light quality, durability, longer life, cooler temperatures, lower cost of operation). These advantages in addition to increased regulatory requirements banning inefficient lights   have accelerated growth of LED products and are expected to continue to accelerate the adoption of energy efficient LED technologies going forward.  According to Allied Market Research, September 2014 the global LED market is forecasted to grow to $42 billion by 2020.

The Company entered the LED consumer market eight years ago. At that time, it was clear to management that there was a significant opportunity for an innovative low cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

Capstone was an early integrator in the introduction of lower cost LED lighting solutions that have distinctive aspects to create greater appeal to consumers.  The Company's product lines consist of decorative lighting, outdoor fixtures, lighting with built-in power failure technology and safety and security.  The power failure lighting and security products were initially sold under its wholly – owned subsidiary Capstone Industries' brand name through 2015.

As the Company initially entered the market with products branded Capstone Lighting®, the Company was able to stay under the radar and avoid direct competition with the larger brands that were focused on light bulbs and commercial lighting.  The strategy was to establish the Company's products in the marketplace, building on retail success and user satisfaction.

Commencing in 2014, Capstone explored and researched branding opportunities that would allow the Company to differentiate from its own Capstone Lighting® brand.  The underlying strategy enabled Capstone to effectively provide product to competing retailers within the same channel.

Through product differentiation and a visibly recognized brand launched in 2015, Hoover® Home LED became a Capstone success story.  The Company secured the North America trademark license for the Hoover® brand for LED lighting products.  The Hoover® name is a 100-year-old household iconic brand name. Hoover® is a registered trademark of Techtronic Floor Care Technology Limited.

Moreover, in 2014 Capstone also acquired the exclusive license and sub-license to an advanced power failure technology.  The Company's proprietary technology is referred to as Capstone Power Control or CPC.  It is a patented technology and the U.S. patents were issued August of 2016.  The CPC was developed over a two-year period by a group of MIT PhD Engineers operating as AC Kinetics. This technology can potentially be incorporated into a host of products.

In the latter part of 2014, the Company concluded that conventional retail was going to undergo significant change in its LED product and vendor selections resulting from swift retail pricing adjustments.  Early LED products particularly light bulbs, that were deemed early technologies were seen by the Company as too expensive and no longer appropriate for the market.  The early products did not look like light bulbs and were not marketed effectively in the opinion of the Company. As such, buying an LED light bulb was potentially confusing to the consumer.  Over the course of the next year, retail prices for early LED products plummeted and negatively impacted the supply chain.  Capstone forecasted this outcome and determined to focus its primary marketing approach towards the warehouse club channel where low retail mark-ups circumvented this market condition.  The Company was timely in this strategic market entry and benefited from the limited number of vendors competing in this arena.  The Company concluded that larger LED bulb suppliers were concerned with protecting retail price positions and they could not, as such, effectively market their brands in both conventional retail channels and warehouse club channels.

Over the course of the next three years, Capstone believes that it has effectively positioned itself in this channel and posted successive revenue growth while delivering strong gross margins.  The Company is currently expanding its distribution into international home improvement centers that accept Capstone's direct import model.  The Company is distributing Capstone Lighting, Hoover® Home LED and will offer private label programming to international accounts where the Company's brands are less relevant.

Capstone's 2013 investment in AC Kinetic Technologies, an Armonk, New York technology development company, allowed the Company to develop certain innovative concepts that the Company conceived and that are complex and has yielded intellectual property that we believe will further distinguish the Company's products from other off-the-shelf products commonly marketed at the retail level.  The Company will exploit the patented technologies developed and completed by AC Kinetic Technologies within the Company's own products, both labeled under "Capstone" and under the Hoover® Home LED brand.

Perceived or Essential Strengths.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.  CIHK resident management team has extensive experience with low cost off shore OEM manufacturing and is led by an industry leader that has provided sourcing and procurement services to such recognized companies as Circuit City and Dicks Sporting Goods.  Operating Management's extensive experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.

From a market perspective, Capstone's branding strategy is focused on establishing multiple trusted brands allowing for a broader reach into various channels.  Capstone Lighting® (2008), Hoover® Home LED (2015) contribute to expanding the Company's retail position.  All two brands are currently available in the marketplace.

The Company's product characteristics are supposed to satisfy the following standards:

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

With respect to the Company's goal of sustained profitability, the challenge has been and remains to achieve greater profit margins from our product lines by either innovative product that induce consumers to pay a higher purchase price or increased efficiencies in producing and selling products that sustain attractive pricing.  This challenge confronts many consumer product companies. Capstone believes that appropriate use of OEM capabilities in innovation and production coupled with design that appeals to consumers are critical factors in meeting this challenge, especially for a smaller or niche competitor.

Due to the extensive, modern manufacturing, design and engineering capabilities with the Company's contract manufacturers, and the lower unit costs in China, Capstone believes that it is more economical and efficient to continue to manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, the Company believes this Chinese manufacturing resource gives the Company the level of innovation, production cost and quality that allows Capstone to be competitive with larger competitors in the United States.  However, as design technologies can influence the degree of hand labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China to be challenged.  The Company periodically evaluates alternative OEM manufacturing within and outside the Pacific Rim.

The Company has expanded CIHK's operations in Hong Kong, with personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our OEM factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.  In anticipation of   possible Company growth, we have continued our investment in CIHK in an effort to ensure overseas factory performance meets stringent operational tolerances to maintain our competitiveness and operational excellence.

Products and Customers

The Company has expanded its product positioning through the introduction of more indoor and new outdoor lighting programs both under the "Capstone Lighting®" brand and the Hoover® Home LED brand and other brands as acquired.  Capstone has also expanded hardwired solid state products to its programs in addition to the existing battery and induction powered product lines, through the expansion of bath vanity fixtures and outdoor LED Gooseneck Lanterns.  Such expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Home Pro, Sam's Club, The Container Store and Wal-Mart. These distribution channels may sell the Company's products through the Internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer markets and growing international market.  While Capstone has traditionally generated the majority of its sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has expanded its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing more products into foreign market channels as well.  The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom.  This continues to be a promising distribution channel with international sales for the year ended December 31, 2016, increasing 100% up to $2.4 million from $1.2 million the same period in 2015 and representing 8% of net revenue in 2016 and 92 % of net revenue originating in the United States.

Based on Capstone's experience in the industry, the Company's Chinese contract manufacturing resources and focus on well designed, practical products, Capstone believes the Company is well positioned to become a leading manufacturer in the growing LED home lighting and security lighting segments.  The Company's efforts to achieve such a goal are ongoing.  Capstone believes it will maintain its revenue growth because of the ability to deliver unique products on time, the quality reputation of its products, business relationships with Capstone's retailers and the aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's ability to fund the pursuit of our goals remains a constant, significant factor.

With the Company's branded lighting categories, Capstone has a comprehensive product offering for its niche in the industry.  The Company believes that it will provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which should add diversity to the Company's revenues and cash flows sources.  Within these categories, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.
 The Company believes in its ability to serve retailers with a broad array of branded products and quickly introduce new products to continue to allow Capstone to further penetrate its existing customer bases, while also attracting new customers. The Company's primary, perceived challenge is creating sustained consumer demand for its products in a growing number of markets and attaining sustained profitability, which challenge is complicated by the cost of new product development and costs of penetrating new markets.

Sales and Marketing

The Company's products are marketed primarily through a direct independent sales force.  The sales force markets the Company's products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites.  The Company actively promotes its products to retailers and distributors at North American trade shows, but relies on the retail sales channels to advertise its products directly to the end consumer.  All sales activities at major account levels involve direct executive management participation.

In order for continued sales growth in the retail market, the Company is focused on expanding its market share at existing accounts by expanding its portfolio of both branded and private label LED lighting products. The Company will also be targeting direct to retail clients through CIHK for products that fall outside Capstone's branded categories but are innovative and preferably exclusive to CIHK.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

Capstone depends on e-commerce efforts of Amazon and other on-line retail customers in lieu of pursuing our own aggressive in-house e-commerce effort.  We believe this reliance on Amazon and other retail customer e-commerce is the most cost efficient and effective approach for the Company. We maintain a Facebook website at https://www.facebook.com/powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed a specific Social Media campaign based on third party sponsors or promoters.  Facebook is a registered trademark of Facebook, Inc.

Competitive Strengths

Capstone believes that the following competitive strengths have and will continue to serve as a foundation for its business strategy:

In North America, the Company is highly recognized in several product categories.  Capstone believes that the specialized nature of its existing niche categories, and the market share that it has provided has allowed us to introduce and launch its expanded LED Home Lighting programs.

The Company believes its multiple brand strategy is important in maintaining competitiveness in the marketplace. Capstone Lighting® and Hoover® Home LED have both proven successful in meeting expectations at the point of sale.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.  Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.

Working Capital Requirements

In order to more effectively support retailers in the U.S. domestic markets, so that retailers can quickly replenish their stock and reduce the impact of lost sales as a result of stock outages, the Company, as needed, strategically increases its inventory levels held in its leased Anaheim, California warehouse. Combined with investment in new product molds, product testing and outside certifications, package design work, and further expansion of its design and engineering capabilities in CIHK, the Company may require additional working capital to fund these strategic projects.

The market price of CAPC Common Stock hinders the Company's ability to access capital markets, but the enhancement of Company's Common Stock's market price requires, in the Company's opinion, sustained profitability coupled with revenue growth.  Sustained profitability and revenue growth is deemed to be required to attract market maker and institutional support for CAPC Common Stock, which support the Company deems vital to any possible, sustained increase in the market price of our Common Stock.

The Company's ability to maintain sufficient working capital is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company's working capital, ability to obtain financing, and its operations in the future.  However, achieving expected results as accomplished in 2016, has increased working capital, provided the Company with liquidity and has allowed for the repayment of outstanding bank notes and some old related party loans.

Continued revenue growth and expanded product launches are critical requirements to ensure the Company's continued growth.  Such projects are never held back because of funding shortfalls.  The Company budgets for such projects and if necessary certain members of the Company's senior management and Board of Directors have supplemented the cash flow needs as required through short term loans.

The Company's liquidity and cash requirements are discussed more fully in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Competitive Conditions

The consumer LED products and small electronics businesses are highly competitive and rapidly evolving markets, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by brand perceptions, product performance and value perception, customer service and price.  The Company's principal lighting competitors in the U.S. are Amertac, Energizer, and Feit Electric.  The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Wal-Mart offer lighting as part of their private branded product lines.  Many of the Company's competitors have substantially greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.  Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting its expansion efforts or price competition.  Moreover, if one or more of the Company's competitors were to merge, the change in the competitive landscape could adversely affect our customer distribution channel.

With trends and technology continually changing, Capstone will continue to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  The Company continues to invest in developing the technologies and design critical to competing in our markets as evidenced by our investment in Capstone Power Control (CPC) Technology.    Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors.

Research, Product Development, and Manufacturing Activities

To successfully implement Capstone's business strategy, the Company must continually improve its current products and develop new LED products with additional functionality to meet consumer's expectations.  The Company's research and development department based in Hong Kong designs and engineers many of the Company's products, with collaboration from its third-party manufacturing partners.  Their focus is to introduce product with technology, increasing functionality, enhanced quality, efficient manufacturing processes and cost reductions.  CIHK also establishes strict engineering specifications and product testing protocols for the Company's contract manufacturers' factories and ensure the factories adhere to all Chinese Labor and Social Compliance Laws.  Under the current political regime in China, sudden and unexpected changes in such laws are possible and could impact the Company's business or financial performance by increasing the cost or ease of conducting business.

Capstone's research and development team ensures its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds.  In order to ensure the quality and consistency of the Company's products manufactured in China, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country's individual regulatory standards.  The Company also employs quality control inspectors who examine and test products to Capstone's specification(s) before shipments are released.  CIHK office capabilities have now been expanded to include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong and mainland China.

Capstone will continue to invest in this area as the Company expands the number of products being developed and as it moves into more technical and innovative product categories.  These costs are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials used by Capstone are sourced in China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company's specifications and provide the necessary facilities and labor to manufacture the Company's products.  Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product.   In order to ensure the consistent quality of Capstone's products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer.  These procedures are additional to the manufacturers internal quality control procedures and performed by Company staff.

•	Raw Materials – Components and supplies are subject to sample inspections upon arrival at the contract manufacturer, to ensure the correct specified components are being used in production.
•	Work in Process – Our quality control team conducts quality control tests at different points during the product stages of our manufacturing process to ensure that quality integrity is maintained.
•	Finished Goods – Our team performs tests on finished and packaged products to assess product safety, integrity and package compliance.

Raw materials used in manufacturing include plastic resin, copper, led bulbs, batteries, and corrugated paper. Prices of materials have remained lower and competitive in the last year as a result of lower oil prices and the strengthening U.S. dollar. CAPC believes that adequate supplies of raw materials required for its operations are available at the present time.  CAPC, cannot predict the future availability or prices of such materials.  These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances.  In the past, CAPC has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.  CIHK is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio.  Quality testing for these products is performed both by CIHK and by our globally recognized third party quality testing laboratories.

Section 1502 of Title XV of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires SEC-reporting companies to disclose annually whether any conflict minerals are necessary to the functionality or production of a product.  Based on our inquiries to our manufacturers, we do not believe as of the date of such inquiries that any conflict minerals are used in making our products.

Distribution and Fulfillment

Since January 2015, the Company has transferred its U.S. domestic warehousing and distribution needs to a third-party warehousing facility situated in Anaheim, California.  The warehouse distributor provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software.  The warehouse distributor provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.  These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if we need to establish an east coast distribution point.  This relationship if required, will allow us to fully expand our U.S. distribution capabilities and services.

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

Based on sales history, the LED Home Lighting product offerings are not as influenced by seasonal factors and will provide a more normalized revenue stream during the year.

Intellectual Property

CAPC subsidiary, CAPI, owns a number of U.S. trademarks and patents which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents.  These include the following trademarks: Timely Reader, Pathway Lights, Timely Reader Book lights with Timer and Auto Shut Off and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  We also have a number of patents pending on our Security Motion Activated Lights and Bathroom Vanity Light.  CAPC periodically prepares patent and trademark applications for filing in the United States and China.  CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC's ability to compete effectively in the power failure, portable lighting, and LED Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

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

As is customary in the retail industry, many of our customer agreements requires us to indemnify our customers for third -party intellectual property infringement claims. Such claims could harm our relationships with customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers, we may be required to cease manufacture of the infringing product, pay damages and expend significant Company resources to defend against the claim and or seek a license.

Information Technology

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage our daily operations, communicate with our customers and maintain our financial and accounting records. In the normal course of business, we receive information regarding customers, associates, and vendors.  Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors,  results of operations, product development and make us unable or limit our ability to respond to customers' demands. In addition, our information technology systems are vulnerable to damage or interruption from:

•	hurricanes, fire, flood and other natural disasters;
•	power outages
•	internet, telecommunications or data network failure.

Employees

As of December 31, 2016, we employed 7 employees in our U.S. office and 7 employees in our Hong Kong operation.  We consider our relations with our employees to be good with none of our employees being subject to collective bargaining agreements.  We have no part-time workers.

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

Acquisition of CAPI:  on September 15, 2006, we entered into a Stock Purchase Agreement with CAPI and Stewart Wallach, the sole shareholder, a director and a senior executive officer of CAPI.  Under the Stock Purchase Agreement, we acquired 100% of the issued and outstanding shares of CAPI Common Stock in exchange for $750,000 in cash (funded by the previously reported credit line provided by certain directors of CAPC) and $1.25 million in Series B Preferred Stock, $0.01 par value per share, which Series B Preferred Stock is convertible into 1,041,667 "restricted" shares of our Common Stock, $0.0001 par value.   On July 9, 2009, the outstanding Series B Preferred Shares were converted to Series B-1 Preferred Shares.  The Series B-1 shares are convertible into Common Stock; at a rate of 4.444 of common shares for each share of Series B-1. On December 17, 2009, the outstanding Series B-1 shares were converted into common stock.

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

Financing

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of December 31, 2016, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

As of December 31, 2016, and December 31, 2015, the balance due to Sterling National Bank was $0 and $2,275,534, respectively.

As of December 31, 2016, the maximum amount that can be borrowed on this credit line is $7,000,000.

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

CAPC's current short term debt level as of December 31, 2016, was $1,321,721 as compared to $4,339,568 as of December 31, 2015.  Our current debt structure consists of private placement note agreements from insiders and the Sterling National Bank financing agreement to fund investment, operations, and debt service. Declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events, could negatively impact our ability to reduce outstanding debt as planned. If we have a shortfall in revenues without a corresponding reduction to expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing).  Such financing would dilute the position of existing shareholders and put negative pressure on the market price of our Common Stock while possibly failing to provide adequate and ongoing working capital for the Company and its operations.

Other adverse consequences could include:

·	a significant portion of CAPC's cash from operations could be dedicated to the payment of interest and principal on our debt, which could reduce the funds available for operations;
·	the level of our debt could leave CAPC vulnerable in a period of significant economic downturn; and
·	CAPC may not be financially able to withstand significant and sustained competitive pressures.

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

The power failure and portable lighting products industries have been notable for the pace of innovations in product life, product design and applied technology.  CAPC and our competitors have made, and continue to make, investments in research and development with the goal of further innovation.  The successful development and introduction of new products and line extensions face the uncertainty of retail and consumer acceptance and reaction from competitors, as well as the possibility of cannibalization of sales of our existing products.  In addition, our ability to create new products and line extensions and to sustain existing products is affected by whether we can:

·	develop and fund research and technological innovations;
·	receive and maintain necessary intellectual property protections;
·	obtain governmental approvals and registrations;
·	comply with governmental regulations, and
·	anticipate consumer needs and preferences successfully.

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

The industries, in which CAPC operates, including LED lighting products and power failure lighting, are highly competitive, both in the United States and on a global basis, as a limited number of large manufacturers often compete for consumer acceptance and limited retail shelf space.

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

The Company supplies product to the most recognized big box retailers across America and the highest concentration of its business in 2016 was in the flourishing warehouse club channel.  The Company's sales are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them.  As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time.  Any loss or substantial decrease in the volume of purchases by any of the Company's top customers would harm the Company's sales and profitability.

Changes in foreign, cultural, political, and financial market conditions could impair CAPC's international manufacturing operations and financial performance.

CAPC's manufacturing is currently conducted in China. Consequently, CAPC is subject to a number of significant risks associated with manufacturing in China, including:

·	the possibility of expropriation, confiscatory taxation, or price controls;
·	adverse changes in local investment or exchange control regulations;
·	political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;
·	legal and regulatory constraints;
·	tariffs and other trade barriers; and
·	difficulty in enforcing contractual and intellectual property rights.

Currency fluctuations may significantly increase CAPC's expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of CAPC's sales in 2016 were transacted in U.S. dollars.  The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the Company volumes continue to increase, the leveraged buying power has enabled the Company to minimize the impact on costs.  In recent months, the U.S. dollar has appreciated against the Chinese currency.  The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which CAPC and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

If CAPC fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

CAPC relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  In particular, our trademarks are of material importance to our business and are among our most important assets. In 2016, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  In addition, CAPC owns a number of patents; patent applications and other technology which CAPC believes are significant to our business.

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

Our Common Stock

The market price of our Common Stock could be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

·	our lack of primary market makers for our Common Stock – we have market makers but none are primary market makers who maintain an inventory of our Common Stock and actively support the Common Stock;
·	general worldwide economic conditions;
·	the lack of research analysts or news media coverage of CAPC or our Common Stock;
·	additions or departures of key personnel;
·	sales of our Common Stock by the Company or insiders;
·	our status as a "penny stock" Company;
·	our ability to execute our business plan;
·	operating results being below expectations;
·	loss of any strategic relationships;
·	industry or product developments;
·	sale of a substantial number of shares may cause the price of our Common Stock to decline;
·	economic and other external factors; and
·	period-to-period fluctuations and the uncertainty in our financial results.

We have not paid and we do not intend to pay dividends on our Common Stock in the foreseeable future.  We currently intend to retain all future earnings, if any, to finance our current and proposed business activities. We may also incur indebtedness in the future that may further prohibit or effectively restrict the payment of cash dividends on our Common Stock.

Item 1B.  Unresolved SEC Staff Letters.

None for the year ended December 31, 2016.

Item 2.  Properties.

Neither the Company nor its operating subsidiaries own any real properties or facilities.  CAPC and Capstone share principal executive offices and operating facilities.

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone entered into a new lease agreement for the same office space as currently located. The lease agreement dated January 17, 2014, and effective February 1, 2014, had a 3-year term with a base annual rent of $87,678 paid in equal monthly installments. The Company has the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. On October 18, 2016, the Company confirmed that it will be exercising the three (3) years renewal option of the lease. Under the lease agreement, Capstone is responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

CIHK entered into a two-year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement was for the period from February 17, 2014, to February 16, 2016.  This lease has a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. This lease was extended for a further three (3) months until May 16, 2016. The lease has been further renewed for another (12) months ending May 16, 2017 with a base annual rate of $48,775 paid in equal monthly installments. The Company entered into a six (6) month rental agreement from December 1, 2016 until May 31, 2017 for showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. The monthly rent is $1,290 with total rent for the period costing $7,742.

The future lease obligation under these agreements are as follows:

Year Ended December, 31,	US	HK	Total
2017	$92,256	$26,774	$119,030
2018	93,885	$-	93,885
2019	95,570	-	95,570
2020	7,964	-	7,964
Total future lease obligation	$289,675	$26,774	$316,449

Rent expense amounted to $144,181 and $140,647 for the years ended December 31, 2016 and 2015, respectively

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

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on The OTC Markets Group, Inc.'s QB Tier under the trading symbol "CAPC".  The Company's Common Stock commenced quotation on the QB Tier on August 22, 2016.  Prior to August 22, 2016, the Common Stock was quoted on The OTC Markets Group, Inc. Pink Tier under the "CAPC" trading symbol.

The Board of Directors of the Company approved a resolution at a December 21, 2016 board meeting authorizing the Company's management to prepare and file an application to quote the Company's Common Stock, $0.0001 par value, ("Common Stock") on The OTC Markets Group, Inc. QX Tier. The Company has not filed this application as of the date of this Report.

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

As of December 31, 2016, there were approximately 1,230 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 48,132,664 outstanding shares of the Common Stock.  We have not previously declared or paid any dividends on our Common Stock and do not anticipate declaring any dividends on our Common Stock in the foreseeable future.  The following table shows the high and low bid prices of the Common Stock as quoted on The OTC Markets Group, Inc. by quarter, during each of our last two fiscal years ended December 31, 2016 and 2015.  These quotes reflect inter-dealer prices, without retail markup, markdown, or commissions and may not represent actual transactions.

The information below was obtained from information provided from The OTC Markets Group, Inc. for the respective periods.

	2016		2015
	High	Low	High	Low
1st Quarter	.3495	.2325	.4575	.2775
2ndQuarter	.4350	.2550	.3735	.2430
3rd Quarter	.4500	.2500	.3075	.1350
4th Quarter	.4950	.3200	.5100	.1500

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

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2016, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company's Board of Directors authorized the Company to repurchase up to $750,000 of the Company's outstanding common stock. The stock purchases can be made in the open market, structured repurchase programs, or in privately negotiated transactions. Any repurchase will have the status of treasury shares. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased will be at the discretion of management and will depend on a number of factors including the price of the Company's common stock, market conditions, corporate developments and the Company's financial condition. The repurchase plan maybe discontinued at any time at the Company's discretion and the continuance of the program will be reviewed by the Board of Directors prior to the end of December 31, 2016.

On December 21, 2016, the Company's Board of Directors approved an extension of the Company's stock repurchase plan through December 31, 2017, subject to an earlier termination at the discretion of the Company's Board of Directors.

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Report contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, that involve risks and uncertainties.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms.  Forward-looking statements are not guarantees of future performance and CAPC's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading "Risk Factors," which are incorporated herein by reference.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.  All information presented herein is based on CAPC's fiscal year 2016 results.  Unless otherwise stated, references to particular years or quarters refer to the CAPC's fiscal years ended in December and the associated quarters of those fiscal years. CAPC assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

Capstone Companies, Inc. ("CAPC," "Capstone", "Company," "we" or "us") is a public holding company headquartered in the United States (organized under the laws of the State of Florida) and has its principal executive offices in Broward County, Florida and operating offices in Hong Kong.  The Company is a leading designer, and marketer of diverse LED lighting products which are distributed globally in leading (big box) retailers and home centers internationally including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand, United Kingdom in addition to North America.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.  CIHK resident management team has extensive experience with low cost off shore OEM manufacturing and is led by an industry leader that has provided sourcing and procurement services to such recognized companies as Circuit City and Dicks Sporting Goods.  Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.  The Company entered the LED consumer market eight years ago, at that time it was clear there was a significant opportunity for an innovative low cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

Capstone was early in the introduction of lower cost LED lighting solutions that have distinctive aspects to create greater appeal to consumers.  The Company's product lines consist of decorative lighting, outdoor fixtures, lighting with built-in power failure technology and safety and security.  The power failure lighting and security products were initially sold under its wholly – owned subsidiary Capstone Industries' brand name through 2015.

As the Company initially entered the market with products branded Capstone Lighting®, the Company was able to stay under the radar and avoid direct competition with the larger brands that were focused on light bulbs and commercial lighting.  The strategy to establish ourselves in the marketplace, building on retail success and user satisfaction.

Commencing in 2014, Capstone explored and researched branding opportunities that would allow the Company to differentiate from its own Capstone Lighting® brand.  The underlying strategy enabled Capstone to effectively provide product to competing retailers within the same channel.

Through product differentiation and a visibly recognized brand launched in 2015, Hoover® Home LED became a Capstone success based on anticipated results.  The Company secured the North America trademark license for the Hoover® brand for LED lighting products.  The Hoover® name is a 100-year-old household icon and one of the most trusted brands in America.

Moreover, in 2014 Capstone also acquired the exclusive license and sub-license to an advanced power failure technology.  The Company's proprietary technology is referred to as Capstone Power Control or CPC.  It is a patented technology and the patents were issued August of 2016.  The CPC was developed over a two-year period by a group of MIT PhD Engineers operating as AC Kinetics.

Over the course of the next three years, Capstone positioned itself in retail channels and posted successive revenue growth while delivering strong gross margins.  The Company is currently expanding its distribution into international home improvement centers that accept Capstone's direct import model.  The Company is distributing Capstone Lighting and Hoover® Home LED products and the Company will offer private label programming to international accounts where the Company's brands are less relevant.

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

The Company's ongoing strategy is to develop and maintain positions of innovative and technical leadership in its chosen markets, and leverage those positions to grow the amount of volume of product sold to those markets. Historically, Capstone sought to find niche product opportunities that may have been overlooked or underexploited by competitors, and were open to new concepts by the buying community.  This approach sought to improve the odds for the Company to win a profitable niche of the market share.

Consistently management focuses on a variety of key indicators to monitor business health and performance.  These indicators include market share, sales, organic sales growth, gross profit margin, operating profit, and net income, as well as measures used to optimize the management of working capital, capital expenditures, cash flow, and return on capital.  The monitoring of these indicators, and the Company's corporate governance policies help to maintain business health and strong internal controls.  To achieve its business and financial objectives, the Company focuses the organization on initiatives to drive and fund growth.  Capstone seeks to capture significant opportunities for growth by identifying and meeting consumer needs within its core product categories, through its focus on innovation and development of successful new products.  The investments needed to fund this growth are developed through continuous, Company-wide initiatives to lower costs and increase effective asset utilization through which the Company seeks to become even more effective and efficient throughout its businesses.

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging for its consumer products.  While the global marketplace in which Capstone operates in has always been highly competitive, the Company has recently experienced heightened competitive activity in certain markets from other large multinational companies, some of which may have greater resources than the Company does.  Such activities have included more aggressive marketing and increased promotional spending.  While the Company has taken, and will continue to take, measures to address the heightened competitive activity, should these conditions persist, they could adversely affect the Company's future results.  The Company believes it is well prepared to meet the challenges ahead due to its, experience operating in challenging environments and continued focus on Capstone's strategic initiatives: effectiveness and efficiency; innovation; and leadership.  This focus, together with the perceived increasing strength of the Company's global brand recognition, should position the Company to provide shareholder value over the long-term.

Enhancement of shareholder value through a higher market price will require sustained fiscal quarters of profitability combined with greater market support for the Company's stock from market makers and long-term investors.  Capstone believes sustained profitability will be required for any such enhanced market support for our Common Stock.  Sustained profitability will require products that command higher profit margins and/or increased sales in existing or new markets without high or lower product development and marketing costs.

The Company operates in a highly competitive industry with aggressive pricing and frequent changes in technology or design.  Capstone may not have sufficient, affordable, or timely funding to respond to some significant changes in technology or design changes in our industry that attract significant consumer demand.  The failure to respond quickly to consumer demand or changes in consumer demand could prove detrimental to our current and future business and financial condition.

Capstone also operates in product lines which have moderate profit margins.  As such, the Company is very selective when planning new product launches in an effort to minimize too many instances of launching or producing products that do not have a perceived appeal to consumers to produce sufficient consumer demand or sales.

As is true for any consumer product company, Capstone's financial and business results could be suddenly and adversely affected by changes in consumer purchasing habits and tastes in any major market.  Further, technological changes can unexpectedly affect such consumer purchasing habits and tastes.  The Company seeks to develop and sell products that serve a basic consumer demand.

Principal Factors Affecting Our Financial Performance

The Company believes that the following factors will continue to affect its financial performance:

-
Economic Conditions in Primary Market of North America.  The Company's products are more of a discretionary than essential consumer purchase and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand for our products. Uncertainty over global economic conditions that may affect the U.S. economy is not conducive to consumer purchases of our category of consumer products.

-	Weather. Uncertain or adverse weather conditions makes our products more appealing to or a higher priority for consumers.

-
Profit Margins.  The Company needs product profit margins that produce profitability on a sustained basis and concurrently control the cost of product development and marketing costs to sustain or grow market share.

-
Technology.   The Company needs to find new technologies or new functionality to differentiate its products from competitors' products, increase consumer demand for our products and foster consumer willingness to pay a higher product purchase price.  As is true for most consumer product companies, the Company faces the risk of a significant technological development or change undermining its product niche in its primary industry.

-
Affordable Funding.  The Company needs access to affordable funding to support new product development and new market penetration.  Future funding needs and the adequacy of our available funds will depend on many factors, including:

- The Company's ability to successfully commercialize and further develop its technologies and create innovative products in our markets;
- Need for new product design or technology enhancements;
- Competition in the primary markets; and
- Cash flow from operations and profit margins of products.

The Company does not maintain a litigation reserve for any legal challenge to its intellectual property rights.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Years Ended December, 31
	2016	2015
(Dollars in thousands)
Revenue, Net	$30,630	$15,924
Gross Margin %	24.2%	24.0%
Operating Expenses	$4,055	$2,799

Operating Expenses as a Percentage of Revenue, Net	13.2%	17.6%
Interest Expense Net	$255	$317

Effective Tax Rate	9%	1%
Net Income	$2,821	$699

CONSOLIDATED OVERVIEW OF OPERATIONS

Net Revenues

In 2016 the Company continued to have a very strong revenue performance in the Accent Light Category in both Capstone Lighting and Hoover® Home LED brands. For the year ended December 31, 2016, net revenue was $30.6 million, an increase of $14.7 million or 92.4% from $15.9 million in 2015.  This was achieved after the Company provided to retailers, $2.5 million for consumer rebate allowances in 2016 as compared to $.8 million in 2015.  In 2016, the Company also continued to expand international sales. For the years ended December 31, 2016 and 2015, international sales were approximately $2.4 million or 8% of total net revenue as compared to $1.2 million or 8 % of total net revenue in 2015. This represents an increase of $1.2 million or 100 % in international sales as compared to 2015.

Cost of Sales

For the years ended December 31, 2016 and 2015, cost of sales were approximately $23.2 million and $12.1 million, respectively, an increase of $11.1 million or 92.0% from the previous year. This cost represents 75.8% and 76.0% respectively of net revenues.

Despite rising labor costs in China, the combined impact of the lower cost of oil and the appreciation of the U.S. Dollar against the Chinese currency, has resulted in overall material and product costs remaining steady during the year.  This cost stability has also been accomplished through the local presence of our Hong Kong based sourcing team, through strategic and volume materials buying, and through negotiations with our factory-suppliers. The increased cost of sales in 2016, is the result of the increased sales volume.

Gross Profit

For the year ended December 31, 2016, gross profit was approximately $7.4 million, an increase of $3.6 million or 93.5% from the 2015 gross profit of $3.8 million.  Gross profit as a percentage of net sales was 24.2% for 2016 as compared to 24.0% for 2015.

Total Operating Expenses

For the year ended December 31, 2016, total operating expenses were $4.1 million in 2016 as compared to $2.8 million in 2015, an increase of $1.3 million or 44.9% compared to 2015.  Despite the expense increase, as a percent of net revenue total operating expenses were 13.2% as compared to 17.6% in 2015, which was a major factor in the improvement of operating income in 2016.

To support continued future revenue growth, during 2016, we continued to incur strategic and planned expenses in infrastructure, product development and in sales marketing.

Sales and Marketing Expenses

For the years ended December 31, 2016 and 2015, sales and marketing expenses were approximately $1.2 million and $0.3 million respectively, an increase of $0.9 million or 289.7%. During 2016, with the success of the Hoover® License, royalty payments to TTI Floor Care for the Hoover® License were $496 thousand, an increase of approximately $443 thousand from 2015 royalty payments.  Sales agent commission was $313 thousand an increase of $253 thousand from 2015 and we incurred $150 thousand in advertising and trade show expense, an increase of $49 thousand compared to $101 thousand in 2015. Domestic U.S. warehousing costs were approximately $96 thousand an increase of $54 thousand from $42 thousand in 2015, as we increased domestic inventory in our Anaheim, California warehouse to support specific retailer sales events so that out of stock stores could be quickly replenished with goods.

Compensation Expenses

For the year ended December 31, 2016, compensation expenses were approximately $1.4 million in 2016, an increase of $100 thousand or 7.6% from $1.3 million expensed in 2015. Expenses in 2016 increased as a result of salary increases in our Hong Kong operation and some yearend bonus payments in the U.S. office.

Professional Fees

For the year ended December 31, 2016, professional fees were approximately $ 365 thousand compared to $270 thousand in 2015, an increase of $95 thousand or 35.5%.   In 2016, consulting fees were approximately $46 thousand higher than 2015 as we engaged a consultant to support sales operations. Professional fees also increased by $49 thousand as compared to 2015, for additional investor relations services during 2016.

Product Development Expenses

For the year ended December 31, 2016, product development expenses were approximately $327 thousand as compared to $295 thousand, an increase of $32 thousand or 10.9% from 2015.  Expenses in 2016 increased as we expanded the number of new products being developed that will be released in 2017. We continued to invest in product design, electrical engineering, product prototyping, testing and regulatory certifications by outside third party testing laboratories.  The Company also incurred additional testing expense in having specific products certified for global markets.

Other General and Administrative Expenses

 For the years ended December 31, 2016 and 2015, other general and administration expenses were approximately $705 thousand and $588 thousand, respectively, an increase of $117 thousand or 19.9%.  With the higher sales volume during 2016, product liability insurance was approximately $96 thousand, an increase of $35 thousand or 57.4% from 2015.  The increased sales volume also resulted in an increase of Sterling Bank fees which were $169 thousand an increase of $89 thousand or 111.3% from $80 thousand in 2015.

Operating Income

For the year ended December 31, 2016 the operating income was approximately $3.3 million compared to $1.0 million in 2015. This is an improved performance of approximately $2.3 million or 226.3% over the same period 2015. Operating Margin was 10.9% of net revenue compared to 6.4% for the year ended December 31, 2015, an operating margin improvement of 4.5%.

Other Income (Expense)

For the year ending December 31, 2016 other expense was approximately $255 thousand a reduction of $62 thousand compared to $317 thousand expensed in 2015. In 2016 part of this expense reduction resulted from the Company earning approximately $27 thousand of interest income associated with an outstanding note receivable , however despite having substantial revenue growth, we have been able to curtail the need for increased borrowing and through a combination of efficient cash flow management and negotiating favorable payment terms with our overseas suppliers, the Company has substantially reduced the need for purchase order funding to complete order fulfilment, resulting in reduced interest expense for the year.

Provision for Income Tax

The effective tax rate was 9% in 2016 and 1% in 2015.

For the years ended December 31, 2016 and 2015, the provision for income tax was approximately $267 thousand and $7.5 thousand, respectively.

Net Income

For the years ended December 31, 2016 and 2015, net income was approximately $2.8 million and $ 0.7 million, respectively. The net income improvement as of December 31, 2016, of approximately $2.1 million or 303.4% compared to 2015, was the result of the significant increase in revenue in both Capstone Lighting and Hoover® brands and supported with strong international sales. This improved net income was also achieved after the Company provided for $2.5 million of consumer rebate allowances in 2016 compared to $.8 million in 2015. Even though total operating expenses increased over 2015, as percent of net revenue, total expenses dropped from 17.6% of revenue in 2015 down to 13.2% in 2016. This 4.4% of expense reduction added approximately $1.4 million to net income in 2016.

RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is sales less cost of sales and other operating expenses excluding interest expense, corporate expenses and other non-operating revenue and expenses.  Cost of sales and operating expenses are directly attributable to the respective segment.

	Years Ended December 31,
	2016	2015
Sales
(In thousands, except percentages)
Net Revenue	$30,630	$15,924
Gross Profit	$7,398	$3,824
Operating Margin	24.2%	24.0%

Assets	2016	2015
(In thousands, except percentages)
Total Assets	$9,576	$8,773

It is our intention to continue investing in capabilities and technologies that allow the Company to execute its strategy to increase sales and production volume in all markets that we serve.  The rate of spending on these activities, however, will continue to be driven by market opportunities.

With the continued retail interest in our current product offerings, expansion of international distribution channels, the expansion of the LED Home category products under the Hoover® brand, the establishment of CIHK and the continued introduction of new products, the Company anticipates its sales volumes to continue to significantly grow in fiscal years 2017-2018.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	2017	2018	2019	After 2019
(In thousands)
Purchase Obligations	$2,679,798	$2,679,798	$-	$-	$-
Short-Term Debt	1,321,721	1,321,721	-	-	-
Long-Term Debt	-	-	-	-	-
Operating Leases	316,449	119,030	93,885	95,570	7,964
Total Contractual Obligations	$4,317,968	$4,120,549	$93,885	$95,570	$7,964

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company's commitments for goods and services in the normal course of business.

Short Term Debt — See Item 8, Financial Statements and Supplementary Data, Notes 4 and 5 in this report.

Operating Leases — Operating lease obligations are related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

Years ended December 31,
	Years ended December 31,
Summary of Cash Flows	2016	2015
(In thousands)
Net cash provided by (used in):
Operating Activities	$4,204	$(1,849)
Investing Activities	$(54)	$(88)
Financing Activities	$(2,869)	$1,989

Our borrowing capacity with Sterling National Bank, favorable payment terms with vendors, funding support from certain Company Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Operating Activities

Cash provided by operating activities was approximately $4.2 million in 2016 compared with approximately $1.8 million used in operating activities in 2015.   Net income of approximately $2.8 million, combined with the effective collection of outstanding accounts receivables, substantially improved the Company's cash position, from $365 thousand at December 31, 2015 to $1.6 million at December 31, 2016.  We also negotiated improved payment terms with our main overseas manufacturer resulting in an increase of approximately $508 thousand of operating cashflow.  We increased inventory by approximately $161 thousand at December 31, 2016, in order to have additional inventories available to support a customer's special sales event in the first quarter 2017.

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

Investing Activities

Cash used for investing activities in 2016 was approximately $54 thousand compared to $88 thousand in 2015.  The Company has continued to invest in new product molds and tooling.  With the product expansion into new LED home lighting categories, the Company's future capital requirements may increase.  However, we believe that CIHK will be able to negotiate favorable payment terms with factories that may reduce the amounts of upfront cash we will need to have available when initiating a new project.  Management believes that our cash flow from operations and additional borrowing will provide for these necessary capital expenditures.

Financing Activities

Cash used in financing activities for the year ended December 31, 2016 was approximately $2.9 million compared to $2.0 million provided by financing activities 2015.  As of December 31, 2016, we were able to fully pay down the Sterling National Bank note payable from approximately $2.3 million outstanding at December 31, 2015.  The Company was also able to reduce related party notes by approximately $800 thousand from $2.1 million at December 31, 2015 to $1.3 million at December 31, 2016.

At December 31, 2016, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors will provide sufficient financial resources for the Company in 2017.

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

RELATED-PARTY TRANSACTIONS

See Note 5 of the Consolidated Financial Statements at Item 8 of this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 8 of this Report.

CRITICAL ACCOUNTING POLICIES

Allowance for Doubtful Accounts
An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  The allowance for doubtful accounts is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the receivables.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

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

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  In addition, accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances which are based on historical authorized returns.

Accrued Liabilities

Accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potential product returns and various allowances.  These estimates could change significantly in the near term.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 740 Income Taxes. ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its U.S. subsidiaries file consolidated income tax returns.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk. (Not Applicable)

Item 8.  Financial Statements and Supplementary Data.

The financial statements and financial statement schedules of CAPC as well as supplementary data are listed in Item 15 below and are included after the signature page to this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company management and its Independent Registered Public Accounting Firm on any matter of accounting principles, practices, financial statements disclosure or auditing scope or procedure.

Item 9A.  Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures. Our Chief Financial Officer, assisted by the Corporate Controller, are responsible for establishing and maintaining adequate internal disclosure control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

Our Chief Financial Officer has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f)) as of the year end of this Report and concluded that our internal disclosure controls and procedures are effective in providing reasonable assurances that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting.  No matter how well conceived and operated, an internal control system can provide only a certain level of confidence in the ability of the internal controls to identify errors.  In light of the inherent limitations in all internal control systems and procedures, and the limitations of the Company's resources, no evaluation of internal controls can provide absolute assurance that all defects or errors in the operation of our internal control systems will be immediately identified.  These inherent limitations include the realities that subjective judgments in decision-making in this area can be faulty and that a breakdown in internal processes can occur because of a simple, good faith error or mistake.  No design, can, in all instances, immediately accommodate changes in regulatory requirements or changes in the business and financial environment of a Company.  Such inherent limitations in a control system means that inadvertent misstatements due to error or fraud may occur and not be immediately or in a timely manner detected.  Nonetheless, we recognize our ongoing obligation to use our best efforts to design and apply internal controls and procedures that are as effective as possible in identifying errors or breakdowns in the internal controls system and procedures.  Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

This Report does not include an attestation report of CAPC's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by CAPC's independent registered public accounting firm pursuant to rules of the Commission that permit CAPC to provide only management's report in this Report.

Item 9B.  Other Information.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this Report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy.  An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors.  In fiscal year 2016, all Directors attended at least 75% of all (7) seven board meetings.

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

The Company has adopted a Code of Ethics, which is posted on http://capstonecompaniesinc.com.  The contents of the Company Website are not incorporated herein by reference and that Website provided in this Report is intended to be an inactive textual reference only.

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's Independent Registered Public Accounting Firm, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions.  The members of the Audit Committee in fiscal year 2016 were Jeffrey Guzy and Jeffrey Postal.  The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ applicable standards.

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

The Audit Committee is responsible for providing oversight to Company's accounting and financial reporting processes and the audit of the Company's financial statements.  The Audit Committee monitors the Company's external audit process, including auditor independence matters, the scope and fees related to audits, and the extent to which the Independent Registered Public Accounting Firm may be retained to perform non-audit services.  The Audit Committee also reviews the results of the external audit with regard to the adequacy and appropriateness of our financial, accounting and internal controls over financial reporting.  It also generally oversees the Company's internal compliance programs.  The function of the Audit Committee is not intended to duplicate or to certify the activities of the management and the Independent Registered Public Accounting Firm, nor can the Audit Committee certify that the independent registered public accounting firm is "independent" under applicable rules.  The Audit Committee members are not professional accountants or auditors. Under its Charter, the Audit Committee has authority to retain outside legal, accounting or other advisors as it deems necessary to carry out its duties and to require the Company to pay for such expenditures.

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

In this context, the Audit Committee hereby reports as follows:

(1)
Company's management has represented to the Audit Committee that the 2016 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The Audit Committee has reviewed and discussed the audited financial statements for year 2016 with Company's management and the independent registered public accounting firm.

(2)
The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C. required by the PCAOB and has discussed with Mayer Hoffman McCann P.C. their independence.

(3)
Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Commission on March 27, 2017.

The foregoing report is provided by the undersigned members of the Audit Committee.

/s/Jeffrey Guzy
Jeffrey Guzy, Chairman
March 20, 2017

REPORT OF THE COMPENSATION AND NOMINATING COMMITTEE ("Compensation and Nomination Committee") OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The following report of the compensation and nominating committee of the Board of Directors shall not be deemed "soliciting material" or to be "filed" with the Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

OBJECTIVES

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company's executive officers, including the Chief Executive Officer and Chairman of the Board, and for administering the Company's stock-based compensation plans. The Compensation Committee was established in January 2005.  The Compensation Committee held seven (7) meetings in fiscal year 2016.  Jeffrey Guzy and Jeff Postal were committee members for 2016.  The Company believes that Mr. Guzy is an Independent Director under applicable NASDAQ standards.  Mr. Postal is not deemed to meet those standards because he provides financial support to the Company and as such has many related party transactions.

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

The purpose of our Compensation and Nomination Committee is to:

·	discharge the Board's responsibilities relating to compensation of our executive officers;
·	administer our stock option plans, stock purchase plans, restricted stock plans and any other equity incentive plans adopted; and
·	provide disinterested administration of any employee benefit plans in which our executive officers are eligible to participate.

The Compensation and Nominating Committee did not use outside consultants in fiscal year 2016.  It used compensation arrangements by other microcap companies to judge the appropriateness of the Company compensation arrangements.

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
March 20, 2017

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

DIRECTOR MEETINGS IN FISCAL YEAR 2016

The Board of Directors had (7) seven official meetings in year 2016.  During 2016, all of the Directors attended 75% or more of all meetings of the Board, which were held during the period of time that such person served on the Board or such committee.

Board Leadership Structure and Board's Role in Risk Oversight

The Company's Board of Directors endorses the view that one of its primary functions is to protect stockholders' interests by providing independent oversight of management, including the Chief Executive Officer and Chief Operating Officer (who also holds the Chief Financial Officer position).  The Chief Financial Officer is allowed and encouraged to address the Board of Directors on any issues affecting the Company or its stockholders.  The Company also allows outside counsel to participate in some of the board meetings in order to provide legal counsel and an outside perspective on corporate governance and risk issues.

Board Structure.  The Company believes that the Chief Executive Officer or "CEO" should also serve as Chairman of the Board of Directors in order to have the person most knowledgeable about the Company heading the Board of Directors.

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

Board of Director – 2016 Compensation Table
Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	-	-	-
Gerry McClinton (2)	-	-	-
Jeff Guzy (3), (4)	$10,615	$21,231	$31,846
Jeff Postal (3), (4)	$10,615	$21,231	$31,846
Larry Sloven (2)	-	-	-

(1)	The individuals listed were appointed to the Board of Directors for 2016;
(2)	Mr. Wallach, Mr. McClinton and Mr. Sloven as Company Employees did not receive compensation for participating as a Director on the Board;
(3)
On August 6th, 2015, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2015-2016.  The market value using the Binomial Lattice pricing model for each grant was $27,000.  As the grant period covered 2015-2016, the cost impact in 2015 was $10,903 for each grant.

(4)
On August 6th, 2016, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2016-2017.  The market value using the Binomial Lattice pricing model for each grant was $39,000.  As the grant period covered 2016-2017, the cost impact in 2016 was $10,615 for each grant.

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

The Company faces a number of risks, including, without limit:  (1) low public stock market price, which hinders our ability to fund and grow our business; (2) reliance on regional and national distributors and retailers to sell  our products in a highly competitive market filled with competitors who possess significantly greater resources and market share than our Company; (3) customary operational risks; (4) reliance on key personnel and the lack of key man insurance that pays for replacements; (5) lack of primary markets and lack of institutional support for our publicly traded Common Stock; (6) low market price of our Common Stock hindering our ability to consummate or attract merger and acquisition candidates; (7) lack of assets (other than accounts receivable) to attain commercially reasonable financing for operations; and (8) the risks faced by any product company in today's challenging environment.

We rely on China for the manufacture of our products.  Any conflict between the U.S. and China could disrupt our product supply and force us to find alternative manufacturers.  From time to time, we research the possibility of using non-Chinese manufacturing sources.

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

If the candidate is deemed eligible for election to the Board of Directors, the Compensation and Nominating Committee will then evaluate the prospective nominee to determine if he or she possesses the following qualifications, qualities or skills:

•	contributions to the range of talent, skill and expertise appropriate for the Board;
•	financial, regulatory and business experience, knowledge of the operations of public companies and ability to read and understand financial statements;
•	familiarity with the Company's market;
•	personal and professional integrity, honesty and reputation;
•	the ability to represent the best interests of the shareholders of the Company and the best interests of the institution;
•	the ability to devote sufficient time and energy to the performance of his or her duties; and
•	independence under applicable Commission and listing definitions.

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

Stockholder Proposal Procedures.  To submit a recommendation of a director candidate to the Compensation and Nomination Committee, a stockholder should submit the following information in writing, addressed to the Chairperson of the Compensation and Nomination Committee, care of the Corporate Secretary, at the main office of the Company:

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 65, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 61, is the Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 38, was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC.

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

Based solely upon a review of the copies of such forms furnished to the Company or other written representations, the Company believes that all of Section 16(a) filing requirements were met during fiscal year 2016 by the Company's directors and officers.

Item 11.  Executive Compensation.

Executive Compensation Philosophy, Strategy and Objectives

The principal objectives of our senior officer compensation are to attract, motivate and retain the services of qualified officers who can lead the Company to achieve its business goals and enhance public stockholder value.  The Company's business goals are to achieve consistent profitability in operations and attain long-term profitability.  Our approach is based on the following compensation philosophy, align stockholder and officer interest.  Besides a base salary sufficient to attract qualified personnel, we provide non-qualified, long term stock options to tie the interests of our officers with the interests of the stockholders in long term profitability of the Company.

Performance Based Compensation:  Our grant of options and stock are designed to reward and encourage officers to achieve Company goals in financial and business performance.

Compensation Benchmark - Competitive Market

We have one Independent Director and also professional advisors who check the compensation level of other microcap companies in consumer goods from time to time to ensure that our compensation levels are reasonable.  In 2016, we did benchmark compensation. Previously, compensation was last benchmarked in 2014.  The Independent Director and outside legal counsel reviewed compensation of executives at several peer companies holding equivalent positions or having similar responsibilities as our senior officers.  The peer companies utilized in the 2016 analysis were engaged in some segment of consumer goods and were microcap companies, some having less or greater resources and operating income than our Company.

The companies used for the 2016 benchmark were:

-	Energie Holdings, Inc.
-	Cyalume Technologies Holdings, Inc.
-	Leatt Corp.
-	Lighting Science Group, Inc.

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

·
reviewing the structure and competitiveness of our executive compensation programs to attract and retain superior executive officers, motivate officers to achieve business goals and objectives, and align the interests of executive officers with the long-term interests of our shareholders;

·
reviewing and evaluating annually the performance of officers in light of Company goals and objectives and approving their compensation packages, including base salaries (if at issue or in consideration), long-term incentive and stock based compensation and perquisites;

·	monitoring the effectiveness of the Company's sole incentive stock option plan and approving annual financial targets for officers; and
·
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

Role of the Compensation Consultant

While we may consult industry sources on compensation for executives, we have not engaged a consultant to analyze our compensation levels.

For 2016, the principal components of compensation for each officer were:

·	base salary;
·	annual incentive;
·	long-term incentive compensation (restricted stock awards); and
·	perquisites and other benefits.

Our Company endeavors to strike an appropriate balance between long-term and current cash compensation.  The current executives are key to the ability of the Company to conduct its business because of their individual experience and relationships in our current business line.  Their compensation reflects their individual value to the ability of the Company to conduct its current business.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Stewart Wallach,	2016	$327,396	$100,000	$-	$-	$-	$427,396
Chief Executive Officer (1,2,5,6,8,9,)	2015	$287,163	$-	$-	$-	$-	$287,163
	2014	$287,163	$-	$-	$-	$-	$287,163
	2013	$287,163	$-	$-	$-	$-	$287,163
	2012	$273,488	$-	$-	$-	$-	$273,488
	2011	$180,000	$-	$-	$-	$-	$180,000
	2010	$186,923	$-	$-	$-	$-	$186,923
	2009	$236,250	$-	$-	$-	$-	$236,250

James G. McClinton,	2016	$192,013	$20,000	$-	$-	$-	$212,013
Chief Financial Officer	2015	$191,442	$-	$-	$-	$-	$191,442
& COO (3,4,5,7,10,11)	2014	$191,442	$-	$-	$-	$-	$191,442
	2013	$191,442	$-	$-	$-	$-	$191,442
	2012	$182,325	$-	$-	$-	$-	$182,325
	2011	$146,250	$-	$-	$-	$-	$146,250
	2010	$124,615	$-	$-	$-	$-	$124,615
	2009	$157,500	$-	$-	$-	$-	$157,500

Footnotes:
(1)
On February 5, 2016, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $287,163 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year.

(2)	An amount of $40,233 had been accrued for deferred wages due Stewart Wallach from 2011. This amount was paid in December 2016.
(3)
On February 5, 2016, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year.

(4)	An amount of $572 had been accrued for deferred wages due James McClinton from 2011. This amount was paid in December 2016.
(5)
Each Employment Agreement provided for an annual minimum salary increase of 5% up to year 2015, however Stewart Wallach earned $287,163 in 2015 and Gerry McClinton earned $191,442 in 2015 the same as amounts earned in 2014.

(6)	Although approved for a salary of $301,521, Stewart Wallach earned $287,163 in 2014.
(7)	Although approved for a salary of $201,014, Gerry McClinton earned $191,442 in 2014.
(8)	Although approved for a salary of $260,465, Stewart Wallach took a voluntary salary reduction and earned $180,000 in 2011.
(9)	Although approved for a salary of $248,060, Stewart Wallach took a voluntary salary reduction and earned $186,923 in 2010.
(10)	Although approved for a salary of $173,643, Gerry McClinton took a voluntary salary reduction and earned $146,250 in 2011.
(11)	Although approved for a salary of $165,375, Gerry McClinton took a voluntary salary reduction and earned $124,615. In 2010.
(12)	The Company has no non-equity incentive plans.
(13)
The Company has no established bonus plan.  Any bonus payments are made ad hoc upon recommendation of Compensation Committee and approval by Board of Directors.  Bonuses are only paid on a performance basis.

EMPLOYMENT AGREEMENTS

Stewart Wallach, Chief Executive Officer and President. The 2008 employment agreement provides for an annual salary of $225,000 with a minimum annual increase in base salary of 5%.  Mr. Wallach may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights. In 2015, Mr. Wallach was entitled to a base salary of $316,597, however he earned $287,163. In 2014, Mr. Wallach was entitled to a base salary of $301,521, however he earned $287,163. In 2013 Mr. Wallach was entitled and earned a base salary of $287,163. Mr. Wallach was entitled to and earned $273,488 in base salary for fiscal year 2012.  Mr. Wallach was entitled to a base salary of $260,465 for fiscal year 2011; however, his actual base salary in fiscal year 2011 was $180,000 because of a voluntary salary reduction for 2011. An amount of $40,233 was accrued and is included in the December 31, 2015 consolidated balance sheet as part of accounts payable and accrued expenses for deferred wages from 2011.  This amount was paid on December 9, 2016.

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

Gerry McClinton, Chief Operating Officer and Chief Financial Officer. The 2008 employment agreement provides for an annual salary of $150,000 with a minimum annual increase in base salary of 5%.  Mr. McClinton may, at his option, elect to receive restricted shares of Common Stock in lieu of cash compensation, which shares are subject to piggyback registration rights. In 2014, Mr. McClinton was entitled to a base salary of $201,014 but earned $191,442. In 2013, Mr. McClinton was entitled to and earned a base salary of $191,442. In 2012, Mr. McClinton was entitled to and earned $182,326. Mr. McClinton was entitled to a base salary of $173,643 in fiscal year 2011; however, his actual base salary in fiscal year 2011 was $146,250 because of a voluntary salary reduction for 2011. An amount of $572 was accrued and is included in the December 31, 2015 consolidated balance sheet as part of accounts payable and accrued expenses for deferred wages from 2011.  This amount was paid on December 9, 2016.

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

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which are filed as exhibits to the Form 10-K by the Company for fiscal year ended December 31, 2016 (as filed by the Company with the Commission on March 27, 2017.

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY
As of December 31, 2016
Name	No. of Shares Underlying	% of Total Options Granted Employees in 2016	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in 2016
Stewart Wallach	1,515,556	-	4/27/2017	-	-
Gerry McClinton	2,150,000	-	4/27/2017	-	-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL($)
Stewart Wallach	2016	-	-	-	-	-
Chief Executive	2015	-	-	-	-	-
Officer	2014	-	-	-	-	-

Gerry McClinton	2016	-	-	-	-	-
Chief Operating	2015	-	-	-	-	-
Officer & Chief	2014	-	-	-	-	-
Financial Officer

FOOTNOTES: (1) There were no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2016 TABLE
OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	1,515,556.435		4/27/2017
Stewart Wallach (2)	117,648.255		10/01/2017
Gerry McClinton	2,150,000.435		4/27/2017

Footnotes:

(1)	The Company does not have any stock awards for the years specified.
(2)	Mr. Wallach acquired 117,648 Company warrants on 10/01/2007 as part of $100,000 investment in the Company's 2007 private placement under rule 506 of restricted shares of common stock.

2016 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-	-
Gerry McClinton	-	-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$287,163	-	$13,200	$10,000	$310,363
Gerry McClinton	$191,442	-	$11,800	$10,000	$213,242

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 10, 2017, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock".  The table below sets forth, as of March 10, 2017, ("Record Date"), certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. There were 48,132,664 shares of Common Stock outstanding on the Record Date

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
as of December 31, 2016.
					ALL OPTION WARRANT SHARES
NAME, ADDRESS & TITLE	STOCK OWNERSHIP	PERCENTAGE OF STOCK OWNERSHIP	STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	% OF STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	VESTED	EXPIRED	NOT VESTED

Stewart Wallach, CEO, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	9,841,255	20.4%	11,474,459	21.3%	1,633,204	-	-

Gerry McClinton, CFO, & Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	33,663	0.1%	2,183,663	4.0%	2,150,000	-	-

Jeff Postal, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	8,558,783	17.8%	9,058,783	16.8%	400,000	66,667	100,000

Aimee C. Gaudet, Secretary, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	-	0.0%	40,000	0.1%	30,000	-	10,000

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	55,467	0.1%	555,467	1.0%	400,000	100,000	100,000

Larry Sloven, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	52,800	0.1%	119,467	0.2%	66,667	66,667	-

ALL OFFICERS & DIRECTORS AS A GROUP	18,541,968	38.5%	23,431,839	43.4%	4,679,871	233,334	210,000

PRINCIPAL SHAREHOLDERS

Involve, LLC c/o Michael Harris, Esq.; Nason, Yeager, Gerson, White & Lioce, PA, 1645 Palm Beach Lakes Blvd. 12th Floor, WPB, FL 33401	4,531,962	9.4%	4,531,962	8.4%	-	-	-

SUBTOTAL PRINCIPAL SHAREHOLDERS	4,531,962	9.4%	4,531,962	8.4%	-	-	-

TOTAL	23,073,930	47.9%	27,963,801	51.8%	4,679,871	233,334	210,000

Notes to Table
(1)   Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)  Total shares include 1,515,556 shares that Mr. Wallach has the current right to acquire under a non-qualified stock option and 117,648 shares of Common Stock issuable under the warrants issued to Mr. Wallach as part of his $100,000 investment in Company's 2007 private placement under Rule 506 of restricted shares of Common Stock. Mr. Wallach was appointed Chief Executive Officer and President of the Company on April 23, 2007.
(3)  Total shares include 2,150,000 shares of Common Stock that Mr. McClinton has the current right to acquire under a non-qualified stock option currently dated April 27, 2007.

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

The policy provides that the Audit Committee reviews transactions subject to the policy and determines whether or not to approve or ratify those transactions.  The Audit Committee takes into account, among other factors it deems appropriate, the following factors:

·	Benefits derived by the related person from the transaction versus the benefits derived by the Company;
·	Total value of the transaction;
·	Whether the transaction was undertaken in the ordinary course of business of the Company; and
·	Were the terms and conditions of the transaction usual and customary and commercially reasonable.

The Audit Committee does not have any policies on expedited or pre-approval of certain routine related person transactions.

From time to time, the Company borrows working capital on a short-term basis, usually with maturity dates of less than a year, from Company directors and officers.  The Company believes that these working capital loans are commercially reasonable, especially in light of the inability of the Company to obtain such short-term financing from traditional funding sources.  A summary of the current working capital loans from Company officers and directors is set forth below.

Name of Lending Officer or Director	Amount of Principal of Loan as of December, 31, 2016	Interest Rate	Maturity Date	Principal Balance as of March 3, 2017
Postal Capital Funding	$498,000	8%	04/03/2017	$398,000
Jeffrey Postal	$250,000	8%	04/03/2017	$250,000
Jeffrey Postal	$250,000	8%	04/03/2017	$250,000
Total	$998,000			$898,000

On September 19, 2016, the disinterested directors of the Board of Directors of the Company approved the use of up to $750,000 dividend distribution from Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, to pay down working capital loans made by Stewart Wallach and Jeffrey Postal to the Company.  Mr. Wallach is the Chief Executive Officer and Chairman of the Board of Directors of the Company and Mr. Postal is a director of the Company. The proposed use of the cash dividend was also approved by disinterested directors of the Company under the Company's related party transaction guidelines. After the pay down, the remaining loans will have an aggregate outstanding principal balance of $998,000.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by CBIZ and Mayer Hoffman McCann P.C. for professional services rendered for the years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees	$94,000	$83,000
Tax Fees	$4,500	$4,550
Total	$98,500	$87,550

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

MHM has advised us that MHM leases substantially all of its personnel, who work under the control of MHM's shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. Accordingly, substantially all of the hours expended on MHM's engagement to audit our consolidated financial statements for the year ended December 31, 2016 were attributed to work performed by persons other than MHM's fulltime, permanent employees.

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

The Audit Committee pre-approved 100% of the Company's 2016 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC's final pre-approval rules.

Part IV

Item 15.  Exhibits, and Reports on Form 8-K
(a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants
F-2 Consolidated Balance Sheets as of December 31, 2016, and 2015
F-3 Consolidated Statements of Income for the Years ended December 31, 2016 and 2015
F-4 Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2016 and 2015
F-5 Consolidated Statements of Cash Flows for the Years ended December 31, 2016 and 2015
F-6 Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

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

2.1	Stock Purchase Agreement dated September 15, 2006, by and between CHDT Corporation, and Capstone Industries, Inc.
Incorporated by reference to Exhibit 2.1 to the Form 8-K filed by CHDT Corporation with the Commission on September 18, 2006.
3.1
Articles of Incorporation of CHDT Corp. Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.

3.1.1	Amended and Restated Articles of Incorporation of Capstone Companies, Inc. Incorporated by reference to Exhibit 3.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on July 14, 2009.
3.1.1.1
Amendment to Amended and Restated Articles of Incorporation of Capstone Companies, Inc., as filed with Florida Secretary of State on June 8, 2016.  Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on June 6, 2016.

3.2	By-laws of Capstone Companies, Inc. Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
3.3
Certificate of Designation of the Preferences, Limitations, and Relative Rights of Series B Convertible Preferred Stock of CHDT Corp. Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by CHDT Corp. with the Commission on November 6, 2007.

10.1
Purchase Agreement, dated December 1, 2007, by Capstone Industries, Inc. and Magnet World, Ltd. for sale of operating assets of Souvenir Direct, Inc. Incorporated by reference to Exhibit 99 to the Form 8-K filed by CHDT Corp. with the Commission on December 3, 2007.

10.2
2005 Equity Plan of CHDT Corp. Incorporated by reference to Exhibit 10.6 to the Form 10-K filed by CHDT Corp. for the fiscal year ended December 31, 2007 and filed with the Commission on March 31, 2008.

10.3
2016 Employment Agreement by Stewart Wallach and Capstone Companies, Inc. Incorporated by reference to Exhibit 10.7 to the Form 10-K for fiscal year ended December 31, 2016 and filed by Capstone Companies, Inc. with the Commission on March  23, 2016.

10.4
2016 Employment Agreement by James Gerald (Gerry) McClinton and Capstone Companies, Inc. Incorporated by reference to Exhibit 10.8 to the Form 10-K for fiscal year ended December 31, 2016 and filed by Capstone Companies, Inc. with the Commission on March 23, 2016.

10.5
Working Capital Loan Agreement, dated April 1, 2012, between Capstone Companies, Inc. and Postal Capital Funding, L.L.C. Incorporated by reference to Exhibit 10.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on April 6, 2012.

10.6
Option Agreement, dated June 27, 2016, by Capstone Companies, Inc. and Involve, LLC. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on July 12, 2016.

10.7
Promissory Note, dated June 27, 2016, by Neil Singer in favor of Capstone Companies, Inc. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on July 12, 2016.

10.8
Subordination Agreement, dated June 27, 2016, by Capstone Companies, Inc. and Koch Minerals, LLC. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on July 12, 2016.

10.9
Securities Purchase Agreement, dated June 27, 2016, by Capstone Companies, Inc., Neil Singer and AC Kinetics, Inc. Incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on July 12, 2016.

10.10
Termination Agreement, dated June 27, 2016, by Capstone Companies, Inc. and AC Kinetics, Inc. Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on July 12, 2016.

14
Code of Ethics Policy, dated December 31, 2006.  Incorporated by reference to Exhibit 14 to the Form 10-KSB for the fiscal year ended December 31, 2006 and filed by CHDT Corp. with the Commission on April 17, 2007.

21.1	Subsidiaries of Capstone Companies, Inc. ^
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^

Note:  CHDT Corp. is a prior name of Capstone Companies, Inc.

^	Filed Herein.

(b) Reports on Form 8-K filed.

The following Exchange Act reports were filed during the 2016 year: Form 8-K, filed December 22, 2016; Form 8-K/A, filed November 18, 2016; Form 8-K, filed November 1, 2016; Form 8-K, filed September 20, 2016; Form 8-K, filed August 29, 2016;

Form 8-K, filed August 16, 2016; Form 8-K, filed July 25, 2016; Form 8-K, filed July 12, 2106; Form 8-K, filed June 8, 2016; Form 8-K, filed May 19, 2016; Form 8-K, filed May 18, 2016; Form 8-K/A, filed March 31, 2016; and Form 8-K, filed March 11, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 27th day of March 2017.

CAPSTONE COMPANIES, INC.

Dated:   March 27, 2017

By:  /s/ Stewart Wallach
Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 27, 2017

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 27, 2017

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 27, 2017

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 27, 2017

/s/ Larry Sloven
Larry Sloven
Director
March 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capstone Companies, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida
March 27, 2017

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
Assets:
Current Assets:
Cash	$1,646,128	$364,714
Accounts receivable, net	4,449,179	5,077,182
Inventory	366,330	205,708
Deferred tax asset	209,000	-
Prepaid expenses	330,020	566,459
Total Current Assets	7,000,657	6,214,063

Property and Equipment:
Computer equipment and software	19,767	19,767
Machinery and equipment	325,750	380,633
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(250,465)	(295,180)
Total Property & Equipment	100,717	110,885

Other Non-current Assets:
Deposit	12,193	12,193
Investment (AC Kinetics)	-	500,000
Note receivable	526,887	-
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,475,100	2,448,213
Total Assets	$9,576,474	$8,773,161

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$2,678,210	$2,164,283
Income tax payable	1,588	7,500
Note payable	-	2,275,534
Notes and loans payable to related parties	1,321,721	2,064,034
Total Current Liabilities	4,001,519	6,511,351

Long Term Liabilities:
Deferred tax liabilities	425,000	-
Total Long Term Liabilities	425,000	-
Total Liabilities	4,426,519	6,511,351

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 48,132,664 shares	4,813	4,813
Additional paid-in capital	7,411,172	7,344,115
Accumulated deficit	(2,266,030)	(5,087,118)
Total Stockholders' Equity	5,149,955	2,261,810
Total Liabilities and Stockholders' Equity	$9,576,474	$8,773,161

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31,
	2016	2015

Revenues, net	$30,630,368	$15,924,165
Cost of sales	23,232,605	12,100,468
Gross Profit	7,397,763	3,823,697

Operating Expenses:
Sales and marketing	1,223,798	314,011
Compensation	1,434,154	1,333,100
Professional fees	365,396	269,720
Product development	326,820	294,638
Other general and administrative	704,957	587,864
Total Operating Expenses	4,055,125	2,799,333

Operating Income	3,342,638	1,024,364

Other Income (Expense):
Interest income	26,897	-
Interest expense	(281,447)	(317,463)
Total Other Income (Expense)	(254,550)	(317,463)

Income Before Tax Provision	3,088,088	706,901

Provision for Income Tax	267,000	7,500

Net Income	$2,821,088	$699,401

Net Income per Common Share
Basic	$0.059	$0.015
Diluted	$0.058	$0.015

Weighted Average Shares Outstanding
Basic	48,132,664	46,580,622
Diluted	48,342,030	46,716,167

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIE
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2014	-	$-	-	$-	67	$67	43,600,702	$4,360	$7,249,032	$(5,786,519)	$1,466,940

Stock options for compensation	-	-	-	-	-	-	-	-	95,469	-	95,469
Conversion of Series C Preferred Stock to Common Stock	-	-	-	-	(67)	(67)	4,531,962	453	(386)	-	-
Net Income	-	-	-	-	-	-	-	-	-	699,401	699,401
Balance at December 31, 2015	-	-	-	-	-	-	48,132,664	4,813	7,344,115	(5,087,118)	2,261,810

Stock options for compensation	-	-	-	-	-	-	-	-	67,057	-	67,057
Net Income	-	-	-	-	-	-	-	-	-	2,821,088	2,821,088
Balance at December 31, 2016	-	$-	-	$-	-	$-	48,132,664	4,813	7,411,172	(2,266,030)	5,149,955

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,821,088	$699,401
Adjustments necessary to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	63,678	71,590
Accrued interest on note receivable	(26,887)	-
Stock based compensation expense	67,057	95,469
Provision for deferred income tax	216,000	-
Accrued sales allowance	527,502	476,312
(Increase) decrease in accounts receivable	100,501	(4,575,897)
(Increase) in inventory	(160,623)	(76,722)
(Increase) decrease in prepaid expenses	236,441	(208,418)
(Increase) decrease in other assets	-	14,456
Increase in accounts payable and accrued liabilities	508,014	1,527,156
Increase (decrease) in accrued interest on notes payable	(148,367)	127,355
Net cash provided by (used in) operating activities	4,204,404	(1,849,298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53,510)	(88,434)
Net cash (used in) investing activities	(53,510)	(88,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	27,856,207	13,379,664
Repayments of notes payable	(30,131,741)	(11,391,074)
Proceeds from notes and loans payable to related parties	860,000	3,200,000
Repayments of notes and loans payable to related parties	(1,453,946)	(3,200,000)
Net cash provided by (used in) financing activities	(2,869,480)	1,988,590

Net Increase in Cash and Cash Equivalents	1,281,414	50,858
Cash and Cash Equivalents at Beginning of Year	364,714	313,856
Cash and Cash Equivalents at End of Year	$1,646,128	$364,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$429,814	$190,108
Income taxes	$56,912	$-

Non-cash financing activities:
Conversion of Series C Preferred Stock to Common Stock	-	$67

Sale of Investment for Note receivable	$500,000	$-

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

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation ("Capstone").  Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling low technology consumer products to distributors and retailers in the United States.  Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Capstone's Common Stock, and recorded goodwill of $1,936,020.

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

Reverse Stock Split

On May 24, 2016, the Company's Board of Directors and stockholders holding a majority of stockholder's votes approved a reverse split of common stock at a ratio of 15 old for 1 new. The Company effectuated the reverse split on Monday July 25, 2016 and the Company's shares of common stock began trading on a post reverse split basis on July 25, 2016. The par value of the Company's common stock and preferred stock was not adjusted as a result of the reverse split. All issued and outstanding common stock, options for common stock, warrants and per share amounts have been retroactively adjusted to reflect this reverse stock split for all periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents, to the extent the funds are not being held for investment purposes.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  The allowance for doubtful accounts is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the receivables.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of both December 31, 2016 and 2015, management has determined that the accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

Accounts Receivable Pledged as Collateral

As of both December 31, 2016 and 2015, 100% of the accounts receivable serve as collateral for the Company's notes payable.

Inventory

The Company's inventory, which is recorded at the lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $366,330 and $205,708 as of December 31, 2016 and December 31, 2015, respectively.

Prepaid Expenses

The Company's prepaid expenses consist primarily of deposits on inventory for future orders as well as prepaid advertising.  As of December 31, 2016 and 2015, the Company has $186,019 and $275,019, respectively, in prepaid advertising credits included in prepaid expenses on the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recognized by the Company during 2016 or 2015.

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

Depreciation expense was $63,678 and $71,590 for the years ended December 31, 2016 and 2015, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The cost of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity are recognized as an expense when incurred.

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

It is the Company's policy to test for impairment no less than annually, or when conditions occur that may indicate impairment.  The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment during the fourth quarter, 2016, and we determined that no adjustment for impairment was necessary as of December 31, 2016, as the fair value of goodwill exceeds its carrying amount.

Net Income Per Common Share

Basic earnings per common share was computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for each reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted share awards, determined using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At December 31, 2016 and December 31, 2015, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 5,182,226 and 5,272,227, respectively.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	December 31, 2016	December 31, 2015
Basic weighted average shares outstanding	48,132,664	46,580,622
Dilutive Warrants	209,366	135,545
Diluted weighted average shares outstanding	48,342,030	46,716,167

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2016 and 2015 include the accounts of the parent entity and its wholly-owned subsidiaries CLT, Capstone and CIHK.  All significant intra-entity transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts receivable and accounts payable at December 31, 2016 and 2015 approximates their fair values due to the short-term nature of these financial instruments. The carrying value of the Company's notes payable approximate their fair value based on market rates for similar loans. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Allowances for sales returns, rebates and discounts are recorded as a component of net sales in the period the allowances are recognized.  In addition, accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potentially defective product, other product returns and various allowances which are based on historical authorized returns.

During the years ended December 31, 2016 and 2015, Capstone determined that $94,203 and $196,977, respectively of previously accrued promotional allowances were no longer required. The reduction of promotional allowances is included in net revenues for the years ended December 31, 2016 and 2015.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $149,938 and $101,101 for the years ended December 31, 2016 and 2015, respectively.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and amounted to $140,118 and $60,768 for the years ended December 31, 2016 and 2015, respectively.

Accrued Liabilities

Accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potential product returns and various allowances.  These estimates could change significantly in the near term.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 740 Income Taxes. ASC 740 requires recognition of deferred income tax assets and liabilities for the expected

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its U.S. subsidiaries file consolidated income tax returns.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation- Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company's consolidated statements of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense.  As stock-based compensation expense is recognized during the period based on awards ultimately expected to vest, it is subject to reduction for estimated forfeitures.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  As of and for years ended December 31, 2016 and 2015, there were no material amounts subject to forfeiture.

Stock-based compensation for the years ended December 31, 2016 and 2015 totaled $67,057 and $95,469, respectively.

Use of Estimates

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company's fiscal year beginning after December 15, 2016 and subsequent interim periods. The Company does not expect that the adoption of ASU 2016-09 will have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-015 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 will be effective for the Company's fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-15 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but is not expected to have a material effect on its consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. ASU 2017-04 will be effective for the Company's fiscal year beginning after December 15, 2019, and subsequent interim periods. The Company is currently evaluating the impact of the adoption of ASU 2017-04 will have on the Company's consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2015 consolidated financial statements to conform to the 2016 presentation. Total stockholders' equity and net income are unchanged due to these reclassifications.

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

Major Customers

The Company had two customers who comprised 64% and 35% of net revenue during the year ended December 31, 2016, and 89% and 7% of net revenue during the year ended December 31, 2015.  The loss of these customers would adversely impact the business of the Company.

Approximately 8% of the Company's net revenue for both of the years ended December 31, 2016 and 2015, was from international sales.
	Gross Revenue %		Gross Accounts Receivable
	2016	2015	2016	2015
Customer A	64%	89%	$3,760,755	$4,610,852
Customer B	35%	7%	1,823,785	1,063,755
	99%	96%	$5,584,540	$5,674,607

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Vendors

The Company had two vendors from which it purchased 88% and 7% of merchandise sold during the year ended December 31, 2016, and 73% and 18 % of merchandise sold during the year ended December 31, 2015. The loss of these suppliers could adversely impact the business of the Company.

As of December 31, 2016 and 2015, approximately 88% and 93%, respectively, of accounts payable were due to two vendors.

	Purchases %		Accounts Payable
	2016	2015	2016	2015

Vendor A	88%	73%	$1,507,671	$1,486,648
Vendor B	7%	18%	545,066	350,770
	95%	91%	$2,052,737	$1,837,418

NOTE 3 - INVESTMENT AND NOTE RECEIVABLE

On January 15, 2013, the Company entered into an agreement with AC Kinetics, Inc. ("AC Kinetics") to purchase 100 shares of AC Kinetics Series A Preferred Stock for $500,000. These shares carried a liquidation preference in the amount of $500,000, were convertible at the Company's demand into 3% of the outstanding shares of AC Kinetics common stock and had anti-dilution protection.

In addition, the Company and AC Kinetics agreed to cooperate in the development and commercialization of consumer and industrial products to be solely owned by the Company.  AC Kinetics would be the Company's advanced product developer. AC Kinetics would notify the appropriate technology departments at the Massachusetts Institute of Technology ("MIT") of the Company's ability and desire to commercialize consumer and industrial products developed in the MIT incubator departments.

The Company and AC Kinetics also entered into a royalty agreement whereby, the Company would receive a 7% royalty on any licensing revenues received by AC Kinetics for products sold by them.  This royalty agreement would terminate upon receipt by the Company of royalties of $500,000.

The aggregate carrying amount of cost method investments at December 31, 2016 and December 31, 2015 consisted of the following:

	2016	2015
AC Kinetics Series A Convertible Preferred Stock	$-	$500,000

On June 8, 2016, the Board of Directors approved a Resolution to accept an offer from AC Kinetics to sell back the 100 shares of AC Kinetics Series A Preferred Stock. With acceptance of this offer the royalty agreement also terminated.  For consideration, the Company received a note in the face amount of $1,500,000 that will be immediately paid to the Company on completion and funding of a Securities Purchase Agreement with a national company to purchase AC Kinetics.  The note is subject to a Subordination Agreement for loans made to AC Kinetics by the national company involved in the Securities Purchase Agreement.  As further consideration, the Company also received an option to repurchase 1,666,667 shares of Company common stock held by Involve L.L.C. at an exercise price of $.15. The Agreements were signed June 27, 2016 and the option period is the 12-month period between the first option exercise date and the 36-month anniversary of the effective date of the option agreement. As the note is subject to a subordination agreement, and the Securities Purchase Agreement between the national company and AC Kinetics and has not been concluded, the Company has determined that the note falls under the Level three category of the fair value hierarchy and that the fair value of the note was determined to be $500,000 at the date of the transaction. The fair value of the note was determined based on an analysis of AC Kinetics ability to repay the note and the value of the collateral issued in connection with the sale of AC Kinetics Series A Preferred Stock. The significant unobservable inputs used in the fair value measurement of the Company's note receivable were the probability of default and the loss severity in the event of the default.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT AND NOTE RECEIVABLE (continued)

The table below sets forth a summary of changes in the fair value of the Level three note for the year ended December31, 2016:

Balance, June 27, 2016	$500,000
Appreciation in fair value	$26,887
Balance, December 31, 2016	$526,887

NOTE 4 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of December 31, 2016, and 2015, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

As of December 31, 2016, and 2015, the balance due to Sterling National Bank was $0 and $2,275,534, respectively.

As of December 31, 2016, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 5 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a Director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal was payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  On July 12, 2011, Stewart Wallach, the Chief Executive Officer and Director of the Company and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman (former Chairman), whereby they would purchase equally all of Mr. Ullman's notes net of any offsets, monies due from Mr. Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011, this note payable was reassigned by Mr. Ullman, equally split between Stewart Wallach, Chief Executive Director and Director, and JWTR Holdings LLC. The note balance of $466,886 was reduced by $47,940 for offsets due by Mr. Ullman. The revised loan balance of $418,946 was reassigned equally, $209,473 to Stewart Wallach and $209,473 to JWTR Holdings LLC. As amended the note was due on or before April 3, 2017.  As of December 31, 2015, the total combined balance due on these two notes including accrued interest was $567,060. On September 19, 2016, this note was paid in full to both parties. Each party was paid $295,558 which included principal of $209,473 and interest of $86,085.

On March 11, 2010, the Company received a loan from a Director in the amount of $100,000. As amended, the note was due on or before April 3, 2017 and carried an interest rate of 8% per annum. At December 31, 2015, the total balance due on this note including accrued interest was $146,466. On September 22, 2016, this note was paid in full including accrued interest of $52,296.

On May 11, 2010, the Company received a loan from Stewart Wallach in the amount of $75,000. As amended, the note was due on or before April 1, 2016 and carried an interest rate of 8% per annum. At December 31, 2015, the total balance due on this note including accrued interest was $108,847. On March 2, 2016, this note was paid in full including accrued interest of $34,866.

On January 15, 2013, the Company received a loan in the amount of $250,000 from Stewart Wallach. The loan carried an interest rate of 8% per annum. This loan was amended and the due date was extended until April 3, 2017.  At December 31, 2015, the total balance due on this note including accrued interest was $309,178. On April 1, 2016, Stewart Wallach transferred ownership of this note and all accrued interest to Director, Jeffrey Postal.  The amount transferred was $250,000 and accrued interest of $64,164. This loan was cancelled and a new loan entered into with Jeffrey Postal on April 1, 2016.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On January 15, 2013, the Company received a loan in the amount of $250,000 from a Director of Capstone. The loan carries an interest rate of 8% per annum. This loan was amended and the due date has been extended until April 3, 2017.  At December 31, 2016 and 2015, the total amount payable on this note was $329,233 and $309,178, respectively, including accrued interest of $79,233 and $59,178, respectively.  This loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.

Purchase Order Assignment- Funding Agreements

On March 18, 2016, Capstone received $360,000 against a note from Group Nexus. The note was due on or before September 30, 2016, and carried an interest rate of 8.0% per year. The note with accumulated interest of $5,287 was paid off in full on May 24, 2016.

On April 19, 2016, Capstone received $500,000 against a note from George Wolf, a consultant. The note was due on or before December 31, 2016, and carried an interest rate of 8% per year.  On June 1, 2016, the note was paid off in full with accumulated interest of $4,712.

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC ("PCF"), a private capital funding company owned by Jeffrey Postal. Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of 8%.  This loan was amended and the due date has been extended until April 3, 2017. As of December 31, 2016, and 2015, the loan balance under this agreement was $663,255 and $623,306, respectively, including accrued interest of $165,255 and $125,306, respectively.

Notes and Loans Payable to Related Parties –  Interest Expense

During the years ended December 31, 2016 and 2015, interest expense on the notes payable to related parties amounted to $120,963 and $236,277, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone entered into a new lease agreement for the same office space as currently located. The lease agreement dated January 17, 2014, and effective February 1, 2014, had a 3-year term with a base annual rent of $87,678 paid in equal monthly installments. The Company has the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. On October 18, 2016, the Company confirmed that it will be exercising the three (3) years renewal option of the lease. Under the lease agreement, Capstone is responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

CIHK entered into a two-year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement was for the period from February 17, 2014, to February 16, 2016.  This lease has a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. This lease was extended for a further three (3) months until May 16, 2016. The lease has been further renewed for another (12) months ending May 16, 2017 with a base annual rate of $48,775 paid in equal monthly installments. The Company entered into a six (6) month rental agreement from December 1, 2016 until May 31, 2017 for showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. The monthly rent is $1,290 with total rent for the period costing $7,742.

Rent expense amounted to $144,181 and $140,647 for the years ended December 31, 2016 and 2015, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

The future lease obligations under these agreements are as follows:

Year Ended December, 31,	US	HK	Total

2017	$92,256	$26,774	$119,030
2018 2019 2020	93,885 95,570 7,964	- - -	93,885 95,570 7,964
Total future lease obligation	$289,675	$26,774	$316,449

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf will be paid $10,500 per month through December 31, 2015 and $12,500 per month from January 1, 2016 through December 31, 2017.

On January 1, 2017, the agreement was amended, whereby Mr. Wolf will be paid $13,750 per month from January 1, 2017 through December 31, 2017. A bonus compensation of $10,000 will also be paid in the month of January 2017.

The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time after December 31, 2015 convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2008, the Company entered into an Employment Agreement as amended, with Stewart Wallach, whereby Mr. Wallach will be paid $225,000 per annum.  As part of the agreement, Mr. Wallach will receive a minimum increase of 5% per year. An amount of $40,233 was accrued and is included in the December 31, 2015 consolidated balance sheet as part of accounts payable and accrued expenses for deferred wages from 2011.  This amount was paid on December 9, 2016.

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

On February 5, 2008, the Company entered into an Employment Agreement as amended, with James McClinton, Chief Financial Officer. Mr. McClinton was paid $150,000 per annum.  As part of the agreement, Mr. McClinton received a minimum increase of 5% per year.  An amount of $572 was accrued and is included in the December 31, 2015 consolidated balance sheet as part of accounts payable and accrued expenses for deferred wages from 2011.  This amount was paid on December 9, 2016.

On February 5, 2016, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, only if the Company shows a net profit for the year. The initial term of this new agreement began February 5, 2016 and ends February 5, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

There is a common provision in both Mr. Wallach and Mr. McClinton's employment agreements:

If the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, as the case may be an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of "merit" based bonuses earned by the Executive during the prior calendar year of his termination.  Any payments owed by the Company shall be paid from a normal payroll account on a bi-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive's health and dental insurance benefits for 12 months starting at the Executives date of termination.  If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive's severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

NOTE 7 - STOCK TRANSACTIONS

Series C Preferred Stock

On July 9, 2009, the Company authorized and issued 67 shares of Series C Preferred Stock in exchange for $700,000.  The 67 shares of Series C Stock were convertible into 4,531,962 common shares.  The par value of the Series C Preferred shares is $1.00.
On May 5, 2015, the 67 Series C Preferred shares were converted into 4,531,962 common shares.

Warrants

During September and October of 2007, the Company issued 2,121,569 shares of common stock for cash at $0.255 per share, as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 636,474 warrants remain outstanding at December 31, 2016. The warrants are ten year warrants and have an exercise price of $0.255 per share.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available 666,667 of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

On January 2, 2015, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary.  The options have an exercise price of $0.435 and vested on August 5, 2015.

On August 6, 2015, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary.  The options have an exercise price of $0.435 and vested on August 5, 2016.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

On July 20, 2016, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary. These options have an exercise price of $0.435 with an effective date of August 6, 2016 and will vest on August 5, 2017.

In applying the Binomial Lattice (Suboptimal) option pricing model to stock option granted, the Company used the following weighted average assumptions: The following assumptions were used in the fair value calculations of options granted during the year ended December 31, 2016:

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

Risk free interest rate – 1.13 – 1.59%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

The risk-free interest rate is based on rates of treasury securities with the same expected term as the options. The Company uses the expected term of employee and director stock-based options. The Company is utilizing an expected volatility based on a review of the Company's historical volatility, over a period of time, equivalent to the expected life of the instrument being valued.

The expected dividend yield is based upon the fact that the Company has not historically paid dividends, and does not expect to pay dividends in the near future.

For the years ended December 31, 2016 and 2015, the Company recognized stock based compensation expense of $67,057 and $95,469, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $48,825 will be recognized for these options in 2017.

The following table sets forth the Company's stock options outstanding as of December 31, 2016, and December 31, 2015 and activity for the years then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2015	5,168,894	$0.435	$0.294	2.36	$-
Granted	420,000	0.435	0.182	-	-
Exercised	-	-	-	-	-
Forfeited/expired	(316,667)	0.435	0.099	-	-

Outstanding, December 31, 2015	5,272,227	$0.435	$0.303	1.73	$-
Granted	210,000	0.435	0.390	4.82	-
Exercised	-	-	-	-	-
Forfeited/expired	(300,001)	0.435	0.105	-	-
Outstanding, December 31, 2016	5,182,226	$0.435	$0.318	.97	$-

Vested/exercisable at December, 31, 2015	5,062,227	$0.435	$0.315	1.60	$-
Vested/exercisable at December, 31, 2016	4,972,226	$0.435	$0.315	.80	$-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.435	3,665,556	0.33	$.435	3,665,556
$.435	166,668	1.33	$.435	166,668
$.435	46,668	2.33	$.435	46,668
$.435	66,667	0.83	$.435	66,667
$.435	10,000	1.08	$.435	10,000
$.435	56,667	2.42	$.435	56,667
$.435	20,000	3.42	$.435	20,000
$.435	10,000	4.50	$.435	10,000
$.435	300,000	0.58	$.435	300,000
$.435	200,000	2.00	$.435	200,000
$.435	10,000	7.00	$.435	10,000
$.435	200,000	3.00	$.435	200,000
$.435	10,000	8.00	$.435	10,000
$.435	200,000	3.58	$.435	200,000
$.435	10,000	8.58	$.435	10,000
$.435	200,000	4.58	$.435	-
$.435	10,000	9.58	$.435	-

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company's Board of Directors authorized the Company to implement a stock repurchase plan for up to $750,000 shares of the Company's outstanding common stock. The stock purchases can be made in the open market, structured repurchase programs, or in privately negotiated transactions. Any repurchase will have the status of treasury shares. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased will be at the discretion of management and will depend on a number of factors including the price of the Company's common stock, market conditions, corporate developments and the Company's financial condition. The repurchase plan maybe discontinued at any time at the Company's discretion and the continuance of the program will be reviewed by the Board of Directors prior to the end of December 31, 2016.

On December 21, 2016, the Company's Board of Directors approved an extension of the Company's stock repurchase plan through December 31, 2017, subject to an earlier termination at the discretion of the Company's Board of Directors.

NOTE 8 - INCOME TAXES

As of December 31, 2016, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $357,000 that may be offset against future taxable income through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

As of December 31, 2015, the Company had significant net operating loss carry forwards for income tax reporting purposes of approximately $3,187,000. No tax benefit was reported in the financial statements, because the Company believed there was a 50% or greater chance the carry forwards would expire unused. The Company therefore determined that a full valuation allowance against its net deferred tax assets was necessary as of December 31, 2015.

For the years ended December 31, 2016 and 2015, the Company recorded a change in the valuation allowance of $756,000 and $263,000, respectively, on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its determination of the future realization of deferred tax assets. As of December 31, 2016, in part because in the current year the Company achieved two years of pretax income, management determined that there is sufficient positive evidence to conclude that it is more likely than

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

not that the deferred taxes are realizable. Management therefore reduced the valuation allowance accordingly and the impact of the change is reflected in current income.

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain other jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgement to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years 2013 and prior.

If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be recorded as a component of income tax expense.

The provision for income taxes for the year ended December 31, 2016 and 2015 was calculated based on the estimated annual effective rate for the full 2016 and 2015 calendar years, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

The income tax provision consists of:

	2016	2015
Current:
Federal	$51,000	7,500
Deferred:
Federal	216,000	-
Income Tax Provision	$267,000	$7,500

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2016	2015
Provision at U.S. statutory rate	$1,050,000	$240,000
Alternative minimum tax	51,000	7,500
Depreciation and amortization	(37,000)	(29,000)
Accrued liabilities and sales allowances	38,000	(31,000)
Non-deductible stock based compensation	23,000	32,000
Other differences	(102,000)	51,000
Decrease in valuation allowance	(756,000)	(263,000)
Income tax provision	$267,000	$7,500

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2016	2015
Deferred tax assets:
Net operating loss carryforward	$121,000	$1,084,000
Liabilities and reserves	88,000	50,000
Property and equipment and inventory	14,000	17,000
Valuation allowance	-	(756,000)
	223,000	395,000
Deferred tax liabilities:
Intangible assets	(439,000)	(395,000)
	(439,000)	(395,000)
Net deferred tax assets and liabilities	$(216,000)	$-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – SUBSEQUENT EVENTS

On January 9, 2017, the Company finalized a Licensing Agreement with a globally recognized battery company that will allow the Company to market under the licensed brand, a specific product to a specific retailer in the warehouse club distribution channel.

On February 13, 2017, as authorized under the Company's stock repurchase plan, the Company repurchased 1,000,000 shares of Company common stock from Involve, LLC., under the Option Agreement dated June 27, 2016, at an exercise price of $.15 per share. A further 666,667 of Company common stock remains available under the agreement for a 12 month-period starting February 7, 2018.

On March 1, 2017, the Board of Directors approved an Investment Banking Agreement, dated March 1, 2017 with Wilmington Capital Securities, LLC, ("Wilmington") and a registered broker-dealer under the Securities Exchange Act of 1934. The Company entered into the Agreement in order to obtain outside assistance in finding and considering possible opportunities to enhance Company shareholder value through significant corporate transactions or through funding expansion and/or diversification of the Company's primary business lines. The scope of such possible strategic transactions include mergers and acquisitions, asset acquisition or sales and funding through the issuance of Company securities. The agreement has an initial six-month term and renews for an additional, consecutive six-month term if not terminated prior to the term renewal. Wilmington will receive a cash retainer fee of $80,000, payable in monthly installments, in the first six-month term, and a reduced retainer fee of $45,000, payable in monthly installments, in the first renewal of the initial six-month term. Wilmington would also receive a transaction fee for any consummated strategic transaction introduced by Wilmington under the Agreement. The transaction fees are based on the Lehman Scale starting at 8% fee up to $5,000,000  transaction reducing  to 4% for a $20,000,000 and above  transaction.