Form 10-K/A
period 2016-12-31
CAPSTONE COMPANIES, INC.
filed 2017-03-28
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to our Annual Report on Form 10-K for the year ended December 31, 2016 ("Form 10-K"), filed with the United States Securities and Exchange Commission ("Commission") on March 27, 2017 ("Original Filing Date"), solely to furnish the Interactive Data File exhibits required by Item 601(b) (101) of Regulation S-K.  Due to computer and/or software errors on March 27, 2017, these exhibits were not included with our filing of the Annual Report on Form 10-K filing with the Commission.  Exhibit 101 consists of the following materials from our Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation LinkBase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, by Capstone Companies, Inc.  This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not, except for the submission of the aforesaid XBRL files, modify or update in any way the disclosures made in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, by Capstone Companies, Inc.

As set forth in Item 15 of Part IV, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

21.1	Subsidiaries of Capstone Companies, Inc. ^^
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^^
101.INS	XBRL Instance Document ^
101.SCH	XBRL Taxonomy Extension Schema Document ^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ^

Note:  CHDT Corp. is a prior name of Capstone Companies, Inc.

^	Filed Herein.
^^	Filed with the Annual Report on Form 10-K, for the fiscal year ended December 31, 2016, by Capstone Companies, Inc. and filed with the Commission on March 27, 2017.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 28th day of March 2017.

CAPSTONE COMPANIES, INC.

Dated:   March 28, 2017

By:  /s/ Stewart Wallach
Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 28, 2017

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 28, 2017

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 28, 2017

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 28, 2017

/s/ Larry Sloven
Larry Sloven
Director
March 28, 2017