Form 10-Q
period 2017-03-31
CAPSTONE COMPANIES, INC.
filed 2017-05-15
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 000-28831

CAPSTONE COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Florida	84-1047159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Jim Moran Boulevard, Suite 120, Deerfield Beach, Florida 33442
(Address of principal executive offices)

(954) 570-8889
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [x]
Emerging Growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [_] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 4, 2017, there were 47,132,664 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.
Quarterly Report of Form 10-Q
Three Months Ended March 31, 2017

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets:
Current Assets:
Cash	$1,176,440	$1,646,128
Accounts receivable, net	5,732,730	4,449,179
Inventory	514,198	366,330
Prepaid expenses	544,381	330,020
Total Current Assets	7,967,749	6,791,657

Property and Equipment:
Computer equipment and software	19,767	19,767
Machinery and equipment	339,184	325,750
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(267,961)	(250,465)
Total Property & Equipment	96,655	100,717

Other Non-current Assets:
Deposit	12,193	12,193
Note receivable	539,832	526,887
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,488,045	2,475,100
Total Assets	$10,552,449	$9,367,474

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$3,732,285	$2,678,210
Income tax payable	1,588	1,588
Notes and loans payable to related parties	1,203,468	1,321,721
Total Current Liabilities	4,937,341	4,001,519

Long Term Liabilities:
Deferred tax liabilities	344,000	216,000
Total Long Term Liabilities	344,000	216,000
Total Liabilities	5,281,341	4,217,519

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 47,132,664 shares and 48,132,664 shares	4,713	4,813
Additional paid-in capital	7,281,747	7,411,172
Accumulated deficit	-2,015,352	-2,266,030
Total Stockholders' Equity	5,271,108	5,149,955
Total Liabilities and Stockholders' Equity	$10,552,449	$9,367,474

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues, net	$6,752,196	$2,078,214
Cost of sales	(5,172,729)	(1,464,658)
Gross Profit	1,579,467	613,556

Operating Expenses:
Sales and marketing	376,756	62,977
Compensation	359,802	308,458
Professional fees	204,802	104,285
Product development	72,025	36,274
Other general and administrative	178,619	142,755
Total Operating Expenses	1,192,004	654,749

Operating Income (Loss)	387,463	(41,193)

Other Income (Expense):
Interest income	12,945	-
Interest expense	(21,730)	(57,736)
Total Other Income (Expense)	(8,785)	(57,736)

Income (Loss) Before Tax Provision	378,678	(98,929)

Provision for Income Tax	128,000	-

Net Income (Loss)	$250,678	$(98,929)

Net Income (Loss) per Common Share
Basic	$0.005	$(0.002)
Diluted	$0.005	$(0.002)

Weighted Average Shares Outstanding
Basic	47,621,553	48,132,664
Diluted	47,883,977	48,132,664

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$250,678	$(98,929)
Adjustments necessary to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,495	14,061
Accrued interest on note receivable	(12,945)	-
Stock based compensation expense	20,475	14,250
Provision for deferred income tax	128,000	-
Accrued sales allowance	206,995	(94,203)
(Increase) decrease in accounts receivable	(1,539,687)	3,835,576
(Increase) in inventory	(147,868)	(26,674)
(Increase) in prepaid expenses	(214,361)	(38,057)
Increase (decrease) in accounts payable and accrued liabilities	1,103,216	(1,864,020)
Increase in accrued interest on notes payable	(18,253)	31,282
Net cash provided by (used in) operating activities	-206,255	1,773,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-13,433	-4,700
Net cash (used in) investing activities	(13,433)	(4,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,280,373	3,643,356
Repayments of notes payable	(5,280,373)	(5,564,194)
Repurchase of shares from Involve, LLC	(150,000)	-
Proceeds from notes and loans payable to related parties	-	360,000
Repayments of notes and loans payable to related parties	(100,000)	(108,847)
Net cash (used in) financing activities	-250,000	-1,669,685

Net (Decrease) Increase in Cash and Cash Equivalents	-469,688	98,901
Cash and Cash Equivalents at Beginning of Period	1,646,128	364,714
Cash and Cash Equivalents at End of Period	$1,176,440	$463,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$39,983	$60,301
Income taxes	$-	$7,500

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2017 and results of operations and cash flows for the three months ended March 31, 2017 and 2016. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").

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

Inventory

The Company's inventory, recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $514,198 and $366,330 at March 31, 2017 and December 31, 2016, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At March 31, 2017 and 2016, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 5,182,226 and 5,908,693, respectively.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended March 31, 2017	3 months ended March 31, 2016
Basic weighted average shares outstanding	47,621,553	48,132,664
Dilutive warrants	259,030	-
Diluted weighted average shares outstanding	47,883,977	48,132,664

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

During the three months ended March 31, 2017 and 2016, Capstone determined that $47,741 and $94,203, respectively of previously accrued allowances were no longer required. The reduction of accrued allowances is included in net revenues for the periods ended March 31, 2017 and 2016.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $20,663 and $3,053 for the three months ended March 31, 2017 and 2016, respectively.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and amounted to $16,919 and $26,255 for the three months ended March 31, 2017 and 2016, respectively.

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

Stock-based compensation for the period ended March 31, 2017 and 2016 totaled $20,475 and $14,250, respectively.

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

Recent Accounting Standards

In May 2014, ASU 2014-09 was issued, Revenue from Contracts with Customers. Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. This ASU provides alternative methods of transition, a full retrospective and a modified retrospective approach. The modified retrospective approach would result in recognition of the cumulative impact of a retrospective application as of the beginning of the period of initial application, which in our case is the interim period beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash.  The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective at the beginning of our 2018 fiscal year. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit's carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. ASU 2017-04 will be effective for the Company's fiscal year beginning after December 15, 2019, and subsequent interim periods. The Company is currently evaluating the impact of the adoption of ASU 2017-04 will have on the Company's consolidated financial statements.

Adoption of New Accounting Standards

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory which simplifies the subsequent measurement of inventory. The updated guidance requires that inventory measured using any method other than last-in, first-out (LIFO) or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) be measured at the lower of cost and net realizable value. This update became effective at the beginning of our 2017 fiscal year. The adoption of this ASU did not have a significant impact on our consolidated financial statements and disclosures.

The Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance sheet Classification of Deferred Taxes, which changed the classification requirements for deferred tax assets and liabilities, effective January 1, 2017. ASU 2015-17 requires long-term classification of all deferred tax assets and liabilities, rather than separately classifying deferred tax assets and liabilities based on their net current and non-current amounts, as was required under the previous guidance. The Company adopted ASU 2015-17on a retrospective basis, therefore prior periods were adjusted to conform to the current period presentation. Consequently, $209,000 of current deferred tax assets previously reported as of December 31, 2016, have been reclassified to long-term deferred tax liabilities.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures, effective January 1, 2017. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cashflows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. The adoption of ASU 2016-09 did not have a material effect on the Company's consolidated financial statements.

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

Accounts Receivable

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States and their international locations'. The Company typically does not require collateral from customers. Credit risk is limited due to the financial strength of the customers comprising the Company's customer base and their dispersion across different geographical regions.  The
Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Major Customers

The Company had two customers who comprised 51.2% and 48.0% of net revenue during the period ended March 31, 2017, and 65.6% and 29.7% of net revenue during the period ended March 31, 2016.  The loss of these customers would adversely impact the business of the Company.

Approximately 8.5% and 48.9% of the Company's net revenue for both periods ended March 31, 2017 and 2016, was from international sales.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

	Gross Revenue %		Gross Accounts Receivable
	Periods Ended March 31,		Periods Ended March 31,
	2017	2016	2017	2016
Customer A	51.2%	65.6%	$2,603,277	$1,337,076
Customer B	48.0%	29.7%	3,512,252	-
	99.2%	95.3%	$6,115,529	$1,337,076

Major Vendors

The Company had two vendors from which it purchased 93.2% and 3.8% of merchandise sold during the period ended March 31, 2017, and 85.1% and 10.4 % of merchandise sold during the period ended March 31, 2016. The loss of these suppliers could adversely impact the business of the Company.

As of March 31, 2017, approximately 86.7% and 74.1%, respectively, of accounts payable were due to two vendors.

	Purchases %		Accounts Payable
	Periods Ended March 31,		Periods Ended March 31,
	2017	2016	2017	2016
Vendor A	93.2%	85.1%	$2,890,006	$148,004
Vendor B	3.8%	10.4%	138,183	11,311
	97.0%	95. 5%	$3,028,189	$159,315

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

On June 8, 2016, the Board of Directors approved a Resolution to accept an offer from AC Kinetics to sell back the 100 shares of AC Kinetics Series A Preferred Stock. For consideration, the Company received a note in the face amount of $1,500,000 that will be immediately paid to the Company on completion and funding of a Securities Purchase Agreement with a national company to purchase AC Kinetics.  The note is subject to a Subordination Agreement for loans made to AC Kinetics by the national company involved in the Securities Purchase Agreement.  As further consideration, the Company also received an option to repurchase 1,666,667 shares of Company common stock held by Involve L.L.C. at an exercise price of $.15. The Agreements were signed June 27, 2016. As the note is subject to a subordination agreement, and the Securities Purchase Agreement between the national company and AC Kinetics and has not been concluded, the Company has determined that the note falls under the Level three category of the fair value hierarchy and that the fair value of the note was determined to be $500,000 at the date of the transaction. The fair value of the note was determined based on an analysis of AC Kinetics ability to repay the note and the value of the collateral issued in connection with the sale of AC Kinetics Series A Preferred Stock. The significant unobservable inputs used in the fair value measurement of the Company's note receivable were the probability of default and the loss severity in the event of the default.

The table below sets forth a summary of changes in the fair value of the Level three note for the period ended March 31, 2017:

Balance, December 31, 2016	$526,887
Accrued interest income	$12,945
Balance, March 31, 2017	$539,832

NOTE 4 – NOTES PAYABLE AND SUBSEQUENT EVENTS

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments.  The assignments provide funding for an amount up to 85% of net invoices submitted.  There will be a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of March 31, 2017, and December 31, 2016, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

As of May 1, 2017, the base management fee was reduced to .30% of the gross invoice amount.

As of March 31, 2017 and December 31, 2016, there was no balance due to Sterling National Bank under the note payable.

As of March 31, 2017, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 5 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

As of March 31, 2017 and December 31, 2016, the Company had three notes and loans payable due to one officer, director and related party.  Total notes and loan payable due to related parties at March 31, 2017 and December 31, 2016 was $1,203,468 and $1,321,721, respectively. These various notes and loans payable carry an 8 % interest rate, with maturities dates of January 2, 2018.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

Capstone entered into a lease agreement for the same office space as currently located. The lease agreement dated January 17, 2014, and effective February 1, 2014, has a 3-year term with a base annual rent of $87,678 paid in equal monthly installments. The Company had the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term. Effective February 1, 2017, the Company renewed the lease for 3 years ending January 31, 2020, with a base annual rent of $92,256 and with a total rent expense of $281,711 through the term of the agreement.  Under the lease agreement, Capstone is responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

CIHK entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The original agreement was for the period from February 17, 2014, to February 16, 2016, with a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. The lease was extended for three (3) months until May 16, 2016. The lease was renewed for (12) months ending May 16, 2017 with a base annual rate of $48,775 and was further extended for (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments. The Company entered into a six (6) month rental agreement from December 1, 2016 until May 31, 2017 for showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been further extended until December 31, 2017.

The Company's rent expense amounted to $39,753 and $35,413 for the periods ended March 31, 2017 and 2016, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf will be paid $10,500 per month through December 31, 2015 and $12,500 per month from January 1, 2016 through December 31, 2017.

On January 1, 2017, the agreement was amended, whereby Mr. Wolf will be paid $13,750 per month from January 1, 2017 through December 31, 2017. A bonus compensation of $10,000 was paid in the month of January 2017.

The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time after December 31, 2015 convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $287,163 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this new agreement began February 5, 2016 and ends February 5, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

On February 5, 2016, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this new agreement began February 5, 2016 and ends February 5, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

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

Licensing Agreements

On February 4, 2015, the Company finalized a Licensing Agreement with a globally recognized floorcare company that allows the Company to market home lighting products under the licensed brand, to discount retailers, warehouse clubs, home centers, on-line retailers and other retail distribution channels in the U.S., Canada and Mexico. The initial term of the agreement is for 3 years. The agreement does not have a Guaranteed Royalty stipulation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

On December 29, 2016, the Company finalized the first amendment to the February 4th, 2015 Licensing Agreement with the floorcare company in which the initial term was extended through February 3, 2020 if the Company reaches $10,000,000 of net sales in the initial term. The agreement was further extended out to a second extended term until February 3, 2022 and further extended out to a third extended term if specified sales goals are achieved. The license was also expanded to add an additional product category.

Royalty expense for this agreement was $172,964 and $30,871 for the periods ended March 31, 2017 and 2016, respectively.

On January 9, 2017, the Company finalized a Licensing Agreement with a globally recognized battery company that will allow the Company to market under the licensed brand, a specific product to a specific retailer in the warehouse club distribution channel. This agreement will be effective until December 31, 2018. The agreement does not have a Guaranteed Royalty stipulation, but the Company must meet minimum net sales requirements of $5,000,000 for contract year 1 and $7,000,000 for contract year 2.

Royalty expense for this agreement was $60,049 and $0 for the periods ended March 31, 2017 and 2016, respectively.

Investment Banking Agreement

On March 1, 2017, the Company executed an Investment Banking Agreement with Wilmington Capital Securities, LLC, ("Wilmington"), a registered broker-dealer under the Securities Exchange Act of 1934. The Company entered into the Agreement in order to obtain outside assistance in finding and considering possible opportunities to enhance Company shareholder value through significant corporate transactions or through funding expansion and/or diversification of the Company's primary business lines. The scope of such possible strategic transactions include mergers and acquisitions, asset acquisition or sales and funding through the issuance of Company securities. The agreement has an initial six-month term and renews for an additional, consecutive six-month term if not terminated prior to the term renewal. Wilmington will receive a cash retainer fee of $80,000, payable in monthly installments, in the first six-month term, and a reduced retainer fee of $45,000, payable in monthly installments, in the first renewal of the initial six-month term. Wilmington will also receive a transaction fee for any consummated strategic transaction introduced by Wilmington under the Agreement. The transaction fees are based on the Lehman Scale starting at 8% fee reducing to 4% on transactions from $5,000,000 to in excess of $20,000,000.

The retainer fee for this agreement was $40,000 and $0 for the periods ended March 31, 2017 and 2016, respectively.

NOTE 7 - STOCK TRANSACTIONS AND SUBSEQUENT EVENTS

Warrants

During September and October 2007, the Company issued 2,121,569 shares of common stock for cash at $0.255 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 636,474 warrants were issued and remain outstanding at March 31, 2017. The warrants are ten year warrants and have an exercise price of $0.255 per share.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

There were no stock options issued during the period ended March 31, 2017.

As of March 31, 2017, there were 5,182,226 stock options outstanding and 4,972,226 stock options vested. The stock options have a weighted average expense price of $0.435.

NOTE 7 - STOCK TRANSACTIONS AND SUBSEQUENT EVENTS (Continued)

For the periods ended March 31, 2017 and 2016, the Company recognized stock based compensation expense of $20,475 and $14,250, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $28,350 will be recognized for these options in 2017.

On May 2, 2017, the Company's Board of Directors amended the Company's 2005 Equity Incentive Plan to extend the Plan's expiration date from December 31, 2016 to December 31, 2021.

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company's Board of Directors authorized the Company to implement a stock repurchase plan for up to $750,000 worth of shares of the Company's outstanding common stock. The stock purchases can be made in the open market, structured repurchase programs, or in privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased will be at the discretion of management and will depend on a number of factors including the price of the Company's common stock, market conditions, corporate developments and the Company's financial condition. The repurchase plan may be discontinued at any time at the Company's discretion.

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

On May 1, 2017, as authorized under the Company's stock repurchase plan, the Company repurchased 666,667 shares of Company common stock from Involve, LLC., under the Option Agreement dated June 27, 2016, at an exercise price of $.15 per share.

On May 2, 2017, the Company's Board of Directors authorized at the Company's discretion to either retain repurchased shares in the treasury or to retire the repurchased shares.

NOTE 8 - INCOME TAXES

As of March 31, 2017, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $9,000 that may be offset against future taxable income through 2034. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. The net deferred tax liability as of March 31, 2017 was $344,000 and is reflected in within long-term liabilities in the accompanying balance sheet.

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

The provision for income taxes for the three months ended March 31, 2017 and 2016 was calculated based on the estimated annual effective rate of 34% and 34 % for the full 2017 and 2016 calendar years respectively, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

NOTE 8 - INCOME TAXES (Continued)

The income tax provision for the periods ended March 31, 2017 and 2016 consists of:

	2017	2016
Current:
Federal	$-	$-
Deferred:
Federal	128,000	-
Income Tax Provision	$128,000	$-

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

Special Note Regarding Forward Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business as well as "Risk Factors," and this "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words) intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements.

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

The Company is a "penny stock" company under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of April 24, 2017, the Common Stock was trading at $.55 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.  The Company completed a 1-for-15 reverse stock split for the Common Stock on July 25, 2016. The reverse stock split did not change the Company's status as a "penny stock" company.

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
(10) "LED" or "LED's" means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.

Further, we may use "OEM" which means "original equipment manufacturer."

General.

Capstone Companies, Inc., a Florida corporation, ("CAPC," "Company," "we," or "our") is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTC QB Venture Market exchange of The OTC Markets Group, Inc. and, since July 6, 2012, under the trading symbol "CAPC."  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016

Available Information.

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company's website at http://www.capstonecompaniesinc.com/Investor Relations and on the SEC's website at http://www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549, or through the aforesaid website URL's. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this report. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

Introduction

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2017 compared with the same period in 2016 and (ii) financial liquidity and capital resources.

The Company is a public holding company organized under the laws of the State of Florida.  The Company designs and markets consumer oriented LED lighting products for distribution globally with a primary focus on the North American markets.  The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand its product development, engineering and factory resource capabilities in Hong Kong. Capstone's LED lighting portfolio consists of stylish, innovative and easy to use consumer LED lighting products, including power failure multi-function handheld lights, power failure multi-function nightlights, decorative nightlights, wireless motion sensor lights, remote control battery powered accent lights, remote control outlets, bath vanity lights and outdoor LED fixtures.  The Company's products are sold under CAPI brand name, Capstone Lighting® as well as under a nationally recognized licensed brand named Hoover® Home LED. The Company believes that LED is becoming increasingly more mainstream, and, as such, the Company believes that the component and production costs will continue to lower, which should allow a smaller innovative company like ourselves to capitalize on non-commodity products utilizing LED.  The Company's focus is the integration of LED into most commonly used lighting products in today's home. Capstone is positioned well to participate in these expanded product categories which will fuel the Company's further growth.

The Company seeks to deliver strong, consistent business results and increasing shareholder returns by providing innovative products on a global basis that make consumer's lives simpler and safer while delivering growth results to the Company's retail partners.

The Company oversees and controls the manufacturing of its products, which are currently made in China by OEM contract manufacturers, through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Capstone believes it has commercially favorable payment terms with its contract manufacturers which supports the Company's growth.  The Company's direct import business model requires shipments meet minimum order quantity or "MOQ" full container loads from its factories directly to retail customers shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are not warehoused for domestic replenishment programming.  CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs.  Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products under applicable industry standards.  The Company continues to explore alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its ongoing supply chain strategic planning.

Strategy

The global LED lighting market is undergoing a perceived significant transition driven by rapid adoption of energy efficient LED lighting products.  LED lighting products offer numerous advantages for the user which are driving demand (improved light quality, durability, longer life, cooler temperatures, lower cost of operation). These advantages in addition to increased regulatory requirements banning inefficient lights have accelerated growth of LED products and are expected to continue to accelerate the adoption of energy efficient LED technologies going forward.  According to Allied Market Research, in a forecast in September 2014, the global LED market is forecasted to grow to $42 billion by 2020.

The Company entered the LED consumer market eight years ago. At that time, it was clear to management that there was a significant opportunity for an innovative low cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

Capstone was an early integrator in the introduction of lower cost LED lighting solutions within its industry niche that have distinctive aspects to create greater appeal to consumers.  The Company's product lines consist of decorative lighting, outdoor fixtures, lighting with built-in power failure technology and safety and security.  The power failure lighting and security products were initially sold under its wholly – owned subsidiary Capstone Industries' brand name through 2015.

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

Moreover, in 2014, Capstone also acquired the exclusive license and sub-license to an advanced power failure technology.  The Company's proprietary technology is referred to as Capstone Power Control or CPC.  It is a patented technology and the U.S. patents were issued August of 2016.  The CPC was developed over a two-year period by a group of MIT PhD Engineers operating as AC Kinetics, a private company. This technology can potentially be incorporated into a host of products.  The Company is exploring ways to commercialize this technology and whether it will result in any significant financial benefit is uncertain at the time of this report.

In the latter part of 2014, the Company concluded that conventional retail was going to undergo significant change in its LED product and vendor selections resulting from swift retail pricing adjustments.  Early LED products, particularly light bulbs, that were deemed early technologies were seen by the Company as too expensive and no longer appropriate for the market.  The early products did not look like light bulbs and were not marketed effectively in the opinion of the Company. As such, buying an LED light bulb was potentially confusing to the consumer.  Over the course of the next year, retail prices for early LED products plummeted and negatively impacted the supply chain.  Capstone forecasted this outcome and determined to focus its primary marketing approach towards the warehouse club channel where low retail mark-ups was deemed to have circumvented this market condition.  The Company was timely in this strategic market entry and benefited from the limited number of vendors competing in this arena.  The Company concluded that larger LED bulb suppliers were concerned with protecting retail price positions and they could not, as such, effectively market their brands in both conventional retail channels and warehouse club channels.

Over the course of the next three years, Capstone believes that it has effectively positioned itself in this channel and posted successive revenue growth while delivering strong gross margins.  The Company is currently expanding its distribution into international home improvement centers that accept Capstone's direct import model.  The Company is distributing Capstone Lighting, Hoover® Home LED and will, from time to time and in selected markets, offer private label programming to international accounts.

Capstone's 2013 investment in AC Kinetic Technologies, an Armonk, New York, private technology development company, allowed the Company to develop certain innovative concepts that the Company conceived and that are complex and has yielded intellectual property that we believe will further distinguish the Company's products from other off-the-shelf products commonly marketed at the retail level.  The Company intends to exploit the patented technologies developed and completed by AC Kinetic Technologies within the Company's own products, both labeled under "Capstone" and under the Hoover® Home LED brand.

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

Perceived or Essential Strengths

Capstone's core executive team has been working together for over three decades in business and has successfully built and managed other consumer product companies.  CIHK resident management team has extensive experience with low cost off shore OEM manufacturing and is led by an industry leader that has provided sourcing and procurement services to such recognized companies as Circuit City and Dicks Sporting Goods.  Operating Management's extensive experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.

From a market perspective, Capstone's branding strategy is focused on establishing multiple trusted brands allowing for a broader reach into various channels.  Capstone Lighting® (2008), Hoover® Home LED (2015) contribute to expanding the Company's retail position.  All two brands are currently available in the marketplace.

The Company's product characteristics are suppose to satisfy the following standards:

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

We have expanded our international sales by leveraging our relationships with our existing global retailers and by strengthening our international product offerings.  Our Hong Kong office assists us in placing more products into foreign market channels as well.  In 2016, we surpassed our initial expansion goal with product sales in Australia, Canada, Japan, South Korea, Taiwan and the United Kingdom. For the three months ended March 31, 2017 and 2016, international sales were $574,300 and $1,016,900, respectively. International sales for the three months ended March 31, 2017 and 2016 were 8.5% and 48.9% of net revenue.

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

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Home Pro, Sam's Club, The Container Store and Wal-Mart. These distribution channels may sell the Company's products through the Internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer markets and growing international market.  While Capstone has traditionally generated the majority of its sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has expanded its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing more products into foreign market channels as well.  The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom.  This continues to be a promising distribution channel with international sales for the year ended December 31, 2016, increasing 100% up to $2.4 million from $1.2 million the same period in 2015 and representing 8% of net revenue in 2016 and 92% of net revenue originating in the United States.

Based on Capstone's experience in the industry, the Company's Chinese contract manufacturing resources and focus on well designed, practical products, Capstone believes it is well positioned to become a leading manufacturer in the growing LED home lighting and security lighting segments.  The Company's efforts to achieve such a goal are ongoing.  Capstone believes it will maintain its revenue growth because of the ability to deliver unique products on time, the quality reputation of its products, business relationships with Capstone's retailers and the aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's ability to fund the pursuit of our goals remains a constant, significant factor.

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

Capstone depends on e-commerce efforts of Amazon and other on-line retail customers in lieu of pursuing our own aggressive in-house e-commerce effort.  We believe this reliance on Amazon and other retail customer e-commerce is the most cost efficient and effective approach for the Company. We maintain a Facebook website at https://www.facebook.com/powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed a specific Social Media campaign based on third party sponsors or promotors. Facebook is a registered trademark of Facebook, Inc.

Competitive Conditions

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

The Company believes its multiple brand strategy is important in maintaining competitiveness in the marketplace. Capstone Lighting® and Hoover® Home LED have both proven successful in meeting Company's expectations at the point of sale.

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

·	Raw Materials – Components and supplies are subject to sample inspections upon arrival at the contract manufacturer, to ensure the correct specified components are being used in production.
·	Work in Process – Our quality control team conducts quality control tests at different points during the product stages of our manufacturing process to ensure that quality integrity is maintained.
·	Finished Goods – Our team performs tests on finished and packaged products to assess product safety, integrity and package compliance.

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

Section 1502 of Title XV of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires SEC-reporting companies to disclose annually whether any "conflict minerals" are necessary to the functionality or production of a product.  Based on our inquiries to our manufacturers, we do not believe as of the date of such inquiries that any conflict minerals are used in making our products.

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

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2017 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016.

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue, net

For the 3 months ended March 31, 2017 and 2016, total net sales were approximately $6,752,200 and $2,078,200, respectively, an increase of $4,674,000 or 224.9 % from the previous year.

In the 3 months ended March 31, 2017 the Company continued to have a very strong revenue performance in the Accent Light Category in all three-brands including Duracell LED Lighting, Capstone Lighting and Hoover® HOME LED. In the quarter ended March 31, 2017, the Company provided $256,100 for marketing and rebate allowances for product promotions. International sales for the 3 months ended March 31, 2017, and 2016 were approximately $574,300 or 8.5% of net revenue as compared to $1,016,900 or 48.9% of net revenue for the same period in 2016.

Cost of Sales

For the 3 months ended March 31, 2017 and 2016, cost of sales were approximately $5,172,700 and $1,464,700, respectively, an increase of $3,708,000 or 253.2% from the previous year. This represents 76.6% and 70.5% respectively of total net revenue for the quarter.

Manufacturing unit costs continued to remain very stable in the period, however the percent to net revenue comparison against 2016 has been distorted because of adjustments in each period. During the quarter ended March 31, 2017 the Company provided $208,400 of consumer allowances to support the transition from old product to new product as the Company shipped 5 new products in the quarter. If we eliminate the effect of this non-reoccurring cost then the percentage to net revenue reduces from 76.6% to 73.5%. In the periods March 31, 2017 and 2016, cost of sales was positively impacted by a $47,700 and $94,200, adjustment for a reversal of accrued allowances from the previous year. If we eliminate these non-reoccurring adjustment in 2016, the cost percentage to net revenue increases from 70.5% to 73.8%.

Gross Profit

For the 3 months ended March 31, 2017 and 2016, gross profit was approximately $1,579,500 and $613,600 respectively, an increase of $965,900 or 157.4% from the same period in 2016. Gross profit as a percentage of sales was 23.4% in the quarter compared to 29.5% for the same quarter in 2016.  As noted in the Cost of Sales comments, adjustments can impact individual quarterly results, however the trailing 12 months' results reflect an average of the last four quarters and are more representative of the trend.  The gross profit for the trailing 12 months is 23.6%.

Operating Expenses

For the 3 months ended March 31, 2017 and 2016, total operating expenses were approximately $1,192,000 and $654,700 respectively, an increase of $537,300 or 82.0% as compared to same period in 2016.

The following is a summary of the major expense variances by category in the 2017 period compared to 2016.

Sales and Marketing Expenses

For the 3 months ended March 31, 2017 and 2016, sales and marketing expenses were approximately $376,800 and $63,000 respectively, an increase of $313,800 or 498%. During the quarter the increased expense resulted mainly from the distribution of royalty payments of $233,000 for the branded licenses that was not incurred last year and distribution of representative commissions that increased by $96,000 in 2017 from the previous year.

Compensation Expense

For the 3 months ended March 31, 2017 and 2016, compensation expense was approximately $359,800 and $308,500 respectively, an increase of $51,300 or 16.6%.  Compensation expense increased as a result of performance based salary adjustments.

Professional Fees

For the 3 months ended March 31, 2017 and 2016, professional expenses were approximately $204,800 and $104,300 respectively, an increase of $100,500 or 96.3%.

The increased expense in the quarter resulted from: the hiring of an investment banker, increased investor relations including managements' attendance at various investor shows, increased accounting fees and engaging the services of a sales consultant to support the U.S. office marketing effort.

 Product Development Expenses

For the 3 months ended March 31, 2017 and 2016, product development expenses were approximately $72,000 and $36,300 respectively, an increase of $ 35,700 or 98.3%.

The expense increase is the result of increased new product prototype development including testing and certification and the development costs related to our lighting technology. We also incurred additional costs related to artwork and package design and patent and trademark services.

Other General and Administrative

For the 3 months ended March 31, 2017 and 2016, other general and administrative expenses were approximately $178,600 and $142,800 respectively, an increase of $35,800 or 25.1%.

The expense increase is the result of increased Sterling Bank processing fees and general insurance liability premiums associated with higher revenue during the quarter. We also incurred higher courier services resulting from the increase of new product samples coming from overseas.

Net Operating Income

For the 3 months ended March 31, 2017 the operating income was approximately $387,500 compared to a loss of $41,200 in 2016. This is an improved performance of $428,700 over the same period 2016.

Interest Expense

For the 3 months ended March 31, 2017 and 2016, interest expense was approximately $21,700 and $57,700, respectively, for a reduction of $36,000 as compared to the same period in 2016.

Despite having a substantial revenue growth during the quarter, we have been able to curtail the need for increased borrowing, by negotiating favorable payment terms with our overseas suppliers, this has substantially reduced the need and cost for purchase order funding. With the increased cashflow resulting from operational profits in 2016, we have also been able to substantially reduce old director loans which also reduced the interest expense.

Provision for Income Tax

For the 3 months ended March 31, 2017 and 2016, the provision for income tax was approximately $128,000 and $0, respectively.

Net Income

For the 3 months ended March 31, 2017, the Company had a net income of approximately $250,700 as compared to a net loss of $98,900 in the same period last year.

The overall net income improvement in quarter ended March 31, 2017 of $349,600 compared to 2016, was the result of the $4,674,000 increase in revenue, resulting from the rollout of 5 new products. This performance was achieved after the Company provided for $261,000 of promotion allowances and $537,300 increased operating expenses mainly resulting from License Royalty payments and reps commission compared to 2016 and the Company has provided for a tax provision of $128,000.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the 3 months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

	For the Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Net cash provided by (used in):
Operating Activities	$(206)	$1,773
Investing Activities	$(13)	$(5)
Financing Activities	$(250)	$(1,670)

The Company's borrowing capacity with Sterling National Bank, favorable payment terms with vendors, funding support from certain Company Directors and cash flow from operations provide the Company with the financial resources needed to run operation's and reinvest in our business.

Operating Activities

Cash used in operating activities was approximately $206,000 in the 3 months ended March 31, 2017 compared with approximately $1,773,000 provided by operating activities in the same period 2016.  Net income of approximately $251,000 in the quarter and a $1,231,200 increase in Accounts Payable helped to offset cash usage resulting from an increase of Accounts Receivable by approximately $1,539,700 and an Inventory increase by approximately $147,900.

The Company's cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the timing and launch of new products into the marketplace. With the establishment of our Hong Kong operation we have built an operational structure that, through relationships with factory-suppliers combined with our internal expertise, can develop and release quality products to market substantially quicker than we have been able to accomplish in previous years

Investing Activities

Cash used for investing activities for the quarter ended March 31, 2017 was approximately $13,400 compared to $4,700 in 2016.  The Company continues to invest in new product molds and tooling.  With the product expansion into new LED home lighting categories, the Company's future capital requirements will increase.  Our Hong Kong management team has the task of negotiating favorable payment terms with factories which will reduce the amounts of upfront cash required to have available when initiating a new project.  Management believes that our cash flow from operations and additional borrowing will provide for these necessary capital expenditures.

Financing Activities

Cash used in financing activities for the quarter ended March 31, 2017 was approximately $250,000 compared to $1,669,700 in the same period 2016. During the quarter ended March 31, 2017, the Company repurchased $150,000 of Company shares from Involve, LLC and paid off $100,000 of Directors loans outstanding since 2010 and 2013 including all accrued interest. The Company was able to maintain the Sterling Bank loan at zero despite the large sales volume increase. The cash balance at March 31, 2017 was approximately $1,176,400 which is $469,700 reduction from December 31, 2016.

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.

At March 31, 2017, the Company was in compliance with all agreements pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of certain of our Directors will provide sufficient financial resources for the Company during 2017.

Directors and Officers Insurance: The Company currently operates with Directors and Officers insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: The Company's major expense has been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers, trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels. With the current reduced price of world oil, although labor costs are continuing to increase, the Company expects costs to remain stable with the Chinese manufacturers. The Company generally has been able to reduce cost increases by negotiating volume purchases or re-engineering products. With our Hong Kong office firmly established, the Company expects that prices will remain steady through 2017.

Country Risks: Changes in foreign, cultural, political and financial market conditions could impair the Company's international manufacturing operations and financial performance.

The Company's manufacturing is currently conducted in China.  Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

·	The possibility of expropriation, confiscatory taxation or price controls;
·	Adverse changes in local investment or exchange control regulations;
·	Political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;
·	Legal and regulatory constraints;
·	Tariffs and other trade barriers, including trade disputes between the U.S. and China;
·	Political or military conflict between the U.S. and China, or between U.S. and North Korea, resulting in adverse or restricted access by U.S.-based companies to Chinese manufacturing and markets; and
·	Possible difficulty in enforcing or registering contractual and intellectual property rights.

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended March 31, 2017.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of March  31, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls:  There were no changes in our internal controls over financial reporting that occurred during the three months covered by this quarterly report on Form 10-Q or "Report" that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in Item 4, including the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2016, for a more complete understanding of the matters covered by such certifications.

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

Item 1A.  Risk Factors.

The only material changes in the risk factors from our Form 10-K for the fiscal year ended December 31, 2016 are:

Economic conditions that impact the Company can also be impacted by labor strikes. Labor strikes at West Coast ports by longshoreman and truckers servicing those ports can adversely impact shipment of our products to the U.S.  Such West Coast port strikes occurred in 2015 with the International Longshore and Warehouse Union and in 2016 with truck drivers of companies that move goods out of the West Coast ports

Loss of any of our principal customers could significantly decrease our sales and profitability. The Company supplies product to the most recognized big box retailers across America and the highest concentration of its business is in the flourishing warehouse club channel. The Company's sales are made pursuant to purchase orders and we do not have supply agreements or guarantees of minimum purchases from them. As a result, these customers may cancel their purchase orders or reschedule or decrease their level of purchases from us at any time. Any loss or substantial decrease in the volume of purchases by any of the Company's top customers would harm the Company's sales and profitability.

Liquidity - Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing and our operations in the future.  The Company's liquidity is expected to be sufficient through fiscal year 2017, resulting from the combination of our existing cash position, improved operational cash flow as a result of improvements to our operating results, the Company's borrowing capacity with Sterling National Bank and as needed, funding support from certain Company Directors (see Notes 4 and 5 to the financial statements contained in this report).

Potential Military Conflict between the U.S. and North Korea.  Such conflict could adversely impact U.S.-Chinese economic and trade relationships. As of the date of this report, it is uncertain as to the likelihood of such conflict and potential consequences if such conflict did occur.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the quarter ending March 31, 2017.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures (Not Applicable)

Item 5.  Submission of Matters to Vote of Security Holders

None

Item 6.  Exhibits

The following exhibits are filed as part of this Report on Form 10-Q or are incorporated herein by reference.

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

Capstone Companies, Inc.
Dated:    May 15, 2017

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Financial Executive and Accounting Officer	Chief Operating Officer