Form 10-Q
period 2017-06-30
CAPSTONE COMPANIES, INC.
filed 2017-08-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

(954) 570-8889
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [x]
Emerging Growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [_] Yes [X] No
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 2, 2017, there were 46,466,952 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.
Quarterly Report of Form 10-Q
Three Months and Six Months Ended June 30, 2017

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Current Assets:
Cash	$1,173,996	$1,646,128
Accounts receivable, net	4,856,621	4,449,179
Inventory	267,266	366,330
Prepaid expenses	1,361,162	330,020
Total Current Assets	7,659,045	6,791,657

Property and Equipment:
Computer equipment and software	19,767	19,767
Machinery and equipment	340,534	325,750
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(286,016)	(250,465)
Total Property & Equipment	79,950	100,717

Other Non-current Assets:
Deposit	13,616	12,193
Note receivable	539,832	526,887
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,489,468	2,475,100
Total Assets	$10,228,463	$9,367,474

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$2,705,144	$2,678,210
Income tax payable	22,088	1,588
Notes and loans payable to related parties	1,053,883	1,321,721
Total Current Liabilities	3,781,115	4,001,519

Long Term Liabilities:
Deferred tax liabilities	354,000	216,000
Total Long Term Liabilities	354,000	216,000
Total Liabilities	4,135,115	4,217,519

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 46,466,952 shares and 48,132,664 shares	4,646	4,813
Additional paid-in capital	7,202,691	7,411,172
Accumulated deficit	(1,113,989)	(2,266,030)
Total Stockholders' Equity	6,093,348	5,149,955
Total Liabilities and Stockholders' Equity	$10,228,463	$9,367,474

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues, net	$10,219,548	$8,902,189	$16,971,744	$10,980,403
Cost of sales	(7,576,685)	(6,773,465)	(12,749,413)	(8,238,123)
Gross Profit	2,642,863	2,128,724	4,222,331	2,742,280

Operating Expenses:
Sales and marketing	564,519	352,854	941,275	415,833
Compensation	353,904	316,011	713,706	624,469
Professional fees	115,381	71,057	320,183	175,342
Product development	66,447	63,908	138,473	100,182
Other general and administrative	204,063	163,656	382,681	306,411
Total Operating Expenses	1,304,314	967,486	2,496,318	1,622,237

Net Operating Income	1,338,549	1,161,238	1,726,013	1,120,043

Other Income (Expense):
Interest Income	-	-	12,945	-
Interest expense	(35,186)	(66,424)	(56,917)	(124,159)
Total Other Income (Expense)	(35,186)	(66,424)	(43,972)	(124,159)

Income Before Tax Provision	1,303,363	1,094,814	1,682,041	995,884

Provision for Income Tax	(402,000)	(12,600)	(530,000)	(12,600)

Net Income	$901,363	$1,082,214	$1,152,041	$983,284

Net Income per Common Share
Basic	$0.019	$0.022	$0.024	$0.020
Diluted	$0.019	$0.022	$0.024	$0.020

Weighted Average Common Shares Outstanding
Basic	46,694,058	48,132,664	47,155,592	48,132,664
Diluted	47,055,446	48,290,373	47,473,829	48,290,373

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,152,041	$983,284
Adjustments necessary to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,551	28,289
Accrued interest on note receivable	(12,945)	-
Stock based compensation expense	40,950	28,500
Provision for deferred income tax	138,000	-
Accrued sales allowance	(20,848)	65,630
(Increase) decrease in accounts receivable	(450,713)	(2,406,176)
(Increase) decrease in inventory	99,064	(413,287)
(Increase) in prepaid expenses	(1,032,565)	(142,000)
Increase (decrease) in accounts payable and accrued liabilities	111,954	166,447
Increase (decrease) in accrued interest on notes payable	(44,837)	70,511
Net cash provided by (used in) operating activities	15,652	(1,618,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,784)	(4,701)
Net cash (used in) investing activities	(14,784)	(4,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	16,566,081	9,860,252
Repayments of notes payable	(16,566,081)	(8,142,198)
Repurchase of shares from Involve, LLC	(250,000)	-
Proceeds from notes and loans payable to related parties	-	860,000
Repayments of notes and loans payable to related parties	(223,000)	(978,846)
Net cash provided by (used in) financing activities	(473,000)	1,599,208

Net (Decrease) in Cash and Cash Equivalents	(472,132)	(24,295)
Cash and Cash Equivalents at Beginning of Period	1,646,128	364,714
Cash and Cash Equivalents at End of Period	$1,173,996	$340,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101,755	$97,494
Income taxes	$371,500	$7,500

Non-cash financing and investing activities:
Sale of Investment for Note receivable	$-	$500,000

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2017 and results of operations and cash flows for the three months and six months ended June 30, 2017 and 2016. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling consumer products through national and regional retailers and distributors in North America.  Capstone currently operates in eight primary product categories: Induction Charged Power Failure Lights; LED Night Lights and Power Failure Lights; Motion Sensor Lights; Wireless Remote-Control Outlets; Wireless Remote-Control Accent Lights; Dual Power Solar Lights; Outdoor Light Fixtures and Power Control Light Bulbs.  The Company's products are typically manufactured in China by third-party manufacturing companies.

Inventory

The Company's inventory, recorded at lower of cost (first-in, first-out) or market, consists of finished goods for resale by Capstone, totaling $267,266 and $366,330 at June 30, 2017 and December 31, 2016, respectively.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At June 30, 2017 and 2016, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 1,516,670 and 5,908,701, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended June 30, 2017	3 months ended June 30, 2016
Basic weighted average shares outstanding	46,694,058	48,132,664
Dilutive warrants	361,388	157,709
Diluted weighted average shares outstanding	47,055,446	48,290,373

	6 months ended June 30, 2017	6 months ended June 30, 2016
Basic weighted average shares outstanding	47,155,592	48,132,664
Dilutive warrants	318,237	157,709
Diluted weighted average shares outstanding	47,473,829	48,290,373

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

During the six months ended June 30, 2017 and 2016, Capstone determined that $47,741 and $94,203, respectively of previously accrued allowances were no longer required. The reduction of accrued allowances is included in net revenues for the six-month ended June 30, 2017 and 2016.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $92,584 and $70,385 for the three months and $113,247 and $73,438 for the six months ended June 30, 2017 and 2016, respectively.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and amounted to $29,866 and $31,142 for the three months and $46,786 and $57,397 for the six months ended June 30, 2017 and 2016, respectively.

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

Stock-based compensation for the three-month period ended June 30, 2017 and 2016 totaled $20,475 and $14,250, respectively, and for the six-month period ended June 30, 2017 and 2016 totaled $40,950 and $28,500, respectively.

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

The Company adopted ASU 2015-17, Income Taxes (Topic 740): Balance sheet Classification of Deferred Taxes, which changed the classification requirements for deferred tax assets and liabilities, effective January 1, 2017. ASU 2015-17 requires long-term classification of all deferred tax assets and liabilities, rather than separately classifying deferred tax assets and liabilities based on their net current and non-current amounts, as was required under the previous guidance. The Company adopted ASU 2015-17 on a retrospective basis, therefore prior periods were adjusted to conform to the current period presentation. Consequently, $209,000 of current deferred tax assets previously reported as of December 31, 2016, have been reclassified to long-term deferred tax liabilities.

The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures, effective January 1, 2017. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. The adoption of ASU 2016-09 did not have a material effect on the Company's consolidated financial statements.

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

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had two customers who comprised 50.2% and 49.1% of net revenue during the six-month period ended June 30, 2017, and 64.0% and 35.0% of net revenue during the six- month period ended June 30, 2016.  The loss of these customers would adversely impact the business of the Company.

Approximately 6.4% and 14.1% of the Company's net revenue for both periods ended June 30, 2017 and 2016, was from international sales.

	Gross Revenue %		Gross Accounts Receivable
	6 Month Periods Ended June 30,		As of June 30,
	2017	2016	2017	2016
Customer A	50.2%	64.0%	$4,023,703	$6,663,468
Customer B	49.1%	35.0%	1,028,734	1,457,417
	99.3%	99.0%	$5,052,437	$8,120,885

Major Vendors

The Company had one vendor from which it purchased 97.1% of merchandise sold during the six-month period ended June 30, 2017, and 97.4% of merchandise sold during the six-month period ended June 30, 2016. The loss of this supplier could adversely impact the business of the Company.

	Purchases %		Accounts Payable
	6 Month Periods Ended June 30,		As of June 30,
	2017	2016	2017	2016
Vendor A	97.1%	97.4%	$1,868,111	$1,407,617

NOTE 3 - NOTE RECEIVABLE

On January 15, 2013, the Company entered into an agreement with AC Kinetics, Inc. ("AC Kinetics") to purchase 100 shares of AC Kinetics Series A Preferred Stock for $500,000. These shares carried a liquidation preference in the amount of $500,000, were convertible at the Company's demand into 3% of the outstanding shares of AC Kinetics common stock and had anti-dilution protection.

On June 8, 2016, the Board of Directors approved a Resolution to accept an offer from AC Kinetics to sell back the 100 shares of AC Kinetics Series A Preferred Stock. For consideration, the Company received a note in the face amount of $1,500,000 that will be immediately paid to the Company on completion and funding of a Securities Purchase Agreement with a national company to purchase AC Kinetics.  The note is subject to a Subordination Agreement for loans made to AC Kinetics by the national company involved in the Securities Purchase Agreement.  As further consideration, the Company also received an option to repurchase 1,666,667 shares of Company common stock held by Involve L.L.C. at an exercise price of $.15. The Agreements were signed June 27, 2016. As the note is subject to a subordination agreement, and the Securities Purchase Agreement between the national company and AC Kinetics and has not been concluded, the Company has determined that the note falls under the Level three category of the fair value hierarchy and that the fair value of the note was determined to be $500,000 at the date of the

NOTE 3 - NOTE RECEIVABLE (continued)

transaction. The fair value of the note at June 30, 2017 was determined based on an analysis of AC Kinetics ability to repay the note. The significant unobservable inputs used in the fair value measurement of the Company's note receivable were the probability of default and the loss severity in the event of the default.

The table below sets forth a summary of changes in the fair value of the Level three note for the six-month period ended June 30, 2017:

Balance, December 31, 2016	$526,887
Accrued interest income	$12,945
Balance, June 30, 2017	$539,832

NOTE 4 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of June 30, 2017, and December 31, 2016, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

As of both June 30, 2017 and December 31, 2016, there was no balance due to Sterling National Bank.

As of June 30, 2017, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 5 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

As of June 30, 2017, and December 31, 2016, the Company had three notes and loans payable due to one officer, director and related party which totaled $1,053,883 and $1,321,721, respectively. These various notes and loans payable carry an 8% interest rate and mature on of January 2, 2018.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

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

The Company's rent expense amounted to $40,756 and $36,221 for the three-month period ended June 30, 2017 and 2016, respectively and $80,509 and $71,635 for the six-month period ended June 30, 2017 and 2016, respectively.

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

There is a common provision in both Mr. Wallach and Mr. McClinton's employment agreements:

If the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, as the case may be an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of "merit" based bonuses earned by the Executive during the prior calendar year of his termination.  Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive's health and dental insurance benefits for 12 months

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

starting at the Executives date of termination.  If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive's severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

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

Royalty expense for this agreement was $206,141 and $154,315 for the three-month period ended June 30, 2017 and 2016, respectively, and $379,105 and $185,185 for the six-month period ended June 30, 2017 and 2016, respectively.

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

Royalty expense for this agreement was $90,074 and $0 for the three-month period ended June 30, 2017 and 2016, respectively, and $150,123 and $0 for the six-month period ended June 30, 2017 and 2016, respectively.

Investment Banking Agreement

On March 1, 2017, the Company executed an Investment Banking Agreement with Wilmington Capital Securities, LLC, ("Wilmington"), a registered broker-dealer under the Securities Exchange Act of 1934. The Company entered into the Agreement in order to obtain outside assistance in finding and considering possible opportunities to enhance Company shareholder value through significant corporate transactions or through funding expansion and/or diversification of the Company's primary business lines. The scope of such possible strategic transactions includes mergers and acquisitions, asset acquisition or sales and funding through the issuance of Company securities. The agreement has an initial six-month term and renews for an additional, consecutive six-month term if not terminated prior to the term renewal. Wilmington will receive a cash retainer fee up to $80,000, payable in monthly installments, in the first six-month term, and a reduced retainer fee of $45,000, payable in monthly installments, in the first renewal of the initial six-month term. Wilmington will also receive a transaction fee for any consummated strategic transaction introduced by Wilmington under the Agreement. The transaction fees are based on the Lehman Scale starting at 8% fee reducing to 4% on transactions from $5,000,000 to in excess of $20,000,000.

The retainer fee paid for this agreement was $30,000 and $0 for the three-month period ended June 30, 2017 and 2016, respectively, and $70,000 and $0 for the six-month period ended June 30, 2017 and 2016, respectively.

NOTE 7 - STOCK TRANSACTIONS

Warrants

During September and October 2007, the Company issued 2,121,569 shares of common stock for cash at $0.255 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement.  A total of 636,474 warrants were issued and remain outstanding at June 30, 2017. The warrants are ten-year warrants and have an exercise price of $0.255 per share.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

There were no stock options issued during the period ended June 30, 2017.

As of June 30, 2017, there were 1,516,670 stock options outstanding and 1,306,670 stock options vested. The stock options have a weighted average exercise price of $0.435.

For the three-month periods ended June 30, 2017 and 2016, the Company recognized stock based compensation expense of $20,475 and $14,250, respectively, related to these stock options.

For the six-month periods ended June 30, 2017 and 2016, the Company recognized stock based compensation expense of $40,950 and $28,500, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $7,875 will be recognized for these options in 2017.

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

On May 2, 2017, the Company's Board of Directors authorized at the Company's discretion to either retain repurchased shares in the treasury or to retire the repurchased shares and these shares were retired as of June 30, 2017.

NOTE 8 - INCOME TAXES

As of June 30, 2017, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. The net deferred tax liability as of June 30, 2017 was $354,000 and is reflected in long-term liabilities in the accompanying balance sheet.

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

The provision for income taxes for the six- months ended June 30, 2017 and 2016 was calculated based on the estimated annual effective rate of 34% and 34 % for the full 2017 and 2016 calendar years respectively, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

The income tax provision for the three- month period ended June 30, 2017 and 2016 consists of:

	3 months ended June 30, 2017	3 months ended June 30, 2016
Current:
Federal	$392,000	$-
Deferred:
Federal	10,000	12,600
Income Tax Provision	$402,000	$12,600

The income tax provision for the six-month period ended June 30, 2017 and 2016 consists of:

	6 months ended June 30, 2017	6 months ended June 30, 2016
Current:
Federal	$392,000	$-
Deferred:
Federal	138,000	12,600
Income Tax Provision	$530,000	$12,600

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

The Company is a "penny stock" company under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of August 2, 2017, the Common Stock was trading at $.59 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.  The Company completed a 1-for-15 reverse stock split for the Common Stock on July 25, 2016. The reverse stock split did not change the Company's status as a "penny stock" company.

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

Introduction

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2017 compared with the same period in 2016 and (ii) financial liquidity and capital resources.

The Company is a public holding company organized under the laws of the State of Florida.  The Company designs and markets consumer oriented LED lighting products for distribution globally with a primary focus on the North American markets.  The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand its product development, engineering and factory resource capabilities in Hong Kong. Capstone's LED lighting portfolio consists of stylish, innovative and easy to use consumer LED lighting products, including power failure multi-function handheld lights, power failure multi-function nightlights, decorative nightlights, wireless motion sensor lights, remote control battery powered accent lights, remote control outlets, bath vanity lights, outdoor LED fixtures, dual powered solar lights and LED power controlled bulbs.  The Company's products are sold under CAPI's brand name, Capstone Lighting® as well as under two nationally recognized licensed brand names: Hoover® Home LED and Duracell®. The Company believes that LED is becoming increasingly more mainstream, and, as such, the Company believes that the component and production costs will continue to lower, which should allow a smaller innovative company like ourselves to capitalize on non-commodity products utilizing LED.  The Company's focus is the integration of LED into most commonly used lighting products in today's home. Capstone is positioned well to participate in these expanded product categories which will fuel the Company's further growth.

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

Moreover, in 2014, Capstone acquired the exclusive license and sub-license to an advanced power failure technology.  The Company's proprietary technology is referred to as Capstone Power Control or CPC.  It is a patented technology and the U.S. patents were issued August of 2016.  The CPC was developed over a two-year period by a group of MIT PhD Engineers operating as AC Kinetics, a private company. This technology can potentially be incorporated into a host of products.  The Company is exploring ways to commercialize this technology and whether it will result in any significant financial benefit is uncertain at the time of this report.

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

On January 9, 2017, the Company secured a license from Duracell® for a specific product sold globally to a major warehouse club.  The first shipments of the branded product occurred in the first quarter 2017.

Capstone believes that it has effectively positioned itself in this channel and posted successive revenue growth while delivering strong gross margins.  The Company is currently expanding its distribution into international home improvement centers that accept Capstone's direct import model.  The Company is distributing Capstone Lighting, Hoover® Home LED and a Duracell®  LED product and will, from time to time and in selected markets, offer private label programming to international accounts.

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

On June 8, 2016, the Board of Directors approved and accepted an offer from AC Kinetics to buy back their 100 shares of AC Kinetics Series A Preferred Stock for a $1,500,000 Note Receivable with an estimated fair market value of $500,000.  The Company may continue its technology development relationship with AC Kinetics despite the agreement to sell the 100 shares of AC Kinetics Series A Preferred Stock.

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

From a market perspective, Capstone's branding strategy is focused on establishing multiple trusted brands allowing for a broader reach into various channels.  Capstone Lighting® (2008), Hoover® Home LED (2015) and Duracell®, contribute to expanding the Company's retail position.  All three brands are currently available in the marketplace.

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

The Company's CIHK operations in Hong Kong, is staffed with personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our OEM factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.  In anticipation of the Company's growth, we have continued our investment in CIHK in an effort to ensure overseas factory performance meets stringent operational tolerances to maintain our competitiveness and operational excellence.

We have expanded our international sales by leveraging our relationships with our existing global retailers and by strengthening our international product offerings.  Our Hong Kong office assists us in placing more products into foreign market channels as well.  In 2016, we surpassed our initial expansion goal with product sales in Australia, Canada, Japan, South Korea, Taiwan and the United Kingdom. For the six- months ended June 30, 2017 and 2016, international sales were approximately $1,080,800 and $1,550,700 respectively or 6.4% and 14.1% of net revenue, respectively.

Products and Customers

The Company has expanded its product positioning through the introduction of more indoor and new outdoor lighting programs under the Capstone Lighting® brand, the Hoover® Home LED brand and the Duracell®  brand .  Capstone has also expanded hardwired solid state products to its programs in addition to the existing battery and induction powered product lines, through the expansion of bath vanity fixtures and outdoor LED Gooseneck Lanterns.  Such expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.

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

The Company believes its multiple brand strategy is important in maintaining competitiveness in the marketplace. Capstone Lighting®, Hoover® Home LED and Duracell®  brands have proven successful in meeting Company's expectations at the point of sale.

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

Distribution and Fulfillment

The Company's   U.S. domestic warehousing and fulfilment needs are performed by a third-party warehousing facility situated in Anaheim, California.  The warehouse distributor provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software.  The warehouse distributor provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.  These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if we need to establish an east coast distribution point.  This relationship will allow us to fully expand our U.S. distribution capabilities and services as required

Seasonality

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

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2017 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016.

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue, net

For the 3 months ended June 30, 2017 and 2016, total net sales were approximately $10,219,500 and $8,902,200, respectively, an increase of $1,317,300 or 14.8 % from the previous year. During the quarter ended June 30, 2017 the Company provided approximately $256,100 in consumer promotional allowances compared to $0 allowances in the same quarter 2016.

For the 6 months ended June 30, 2017 and 2016, total net sales were approximately $16,971,700 and $10,980,400, respectively, an increase of $5,991,300 or 54.6 % from the previous year. During the 6 months ended June 30, 2017 the Company provided approximately $453,300 in consumer promotional allowances compared to approximately $770,600 allowances in the same period 2016.

In the 3 months and 6 months ended June 30, 2017 the Company continued to have a very strong revenue performance in the Accent Light Category in all three-brands including Duracell® , Capstone Lighting® and Hoover® HOME LED.  The Company had strong sales with the new product launches including the Gooseneck LED Lantern, the LED Spotlight Accent Light, Dual Mode Motion Security Light, the LED CPC bulb and the swivel base LED Accent Lights.  The nearly $6 million revenue increase in the six months compared to 2016 was achieved after the Company provided approximately $454,300 of marketing allowances for new product promotions and transitional allowances.  For the 6 months ended June 30, 2017, and 2016 International sales were approximately $1,080,800 or 6.4% of net revenue as compared to $1,550,700 or 14.1% of net revenue for the same period in 2016.

Cost of Sales

For the 3 months ended June 30, 2017 and 2016, cost of sales were approximately $7,576,700 and $6,773,500, respectively, an increase of $803,200 or 11.9 % from the previous year. This cost represents 74.1 % and 76.0% respectively of total net revenue for the quarter.

For the 6 months ended June 30, 2017 and 2016, cost of sales were approximately $12,749,400 and $8,238,100, respectively, an increase of $4,511,300 or 54.8 % from the previous year. This cost represents 75.1% and 75.0% respectively of total net revenue.

Manufacturing unit costs continued to remain very stable in the period as a result of effective volume buying with overseas factories, the steady price of oil and the continuing strength of the U.S. Dollar. The cost of sales percent to net revenue in the second quarter of 74.1% was 2.0% lower than in second quarter 2016. For the 6 months ended June 30, 2017 the percent cost of sales to net revenue at 75.1 was .1% higher than 2016

Gross Profit

For the 3 months ended June 30, 2017 and 2016, gross profit was approximately $2,642,900 and $2,128,700 respectively, an increase of $514,200 or 24.2 % from the same period in 2016. Gross profit as a percentage of sales was 25.9 % in the quarter compared to 24.0% for the same period in 2016.

For the 6 months ended June 30, 2017 and 2016, gross profit was approximately $4,222,300 and $2,742,300 respectively, an increase of $1,480,000 or 54% from the same period in 2016. Gross profit as a percentage of sales was 24.9% in the 6 months compared to 25.0% for the same period in 2016.

Operating Expenses

For the 3 months ended June 30, 2017 and 2016, total operating expenses were approximately $1,304,300 and $967,500 respectively, an increase of $ 336,800 or 34.8% as compared to same period in 2016.

For the 6 months ended June 30, 2017 and 2016, total operating expenses were approximately $2,496,300 and $1,622,200 respectively, an increase of $874,100 or 53.9% as compared to same period in 2016.

The following is a summary of the major expense variances by category in the 2017 period compared to 2016.

Sales and Marketing Expenses

For the 3 months ended June 30, 2017 and 2016, sales and marketing expenses were approximately $564,500 and $352,900 respectively, an increase of $211,600 or 60.0%. The Company has continued to invest heavily in its brands of Duracell® , Capstone Lighting® and Hoover® HOME LED. With the launch of 5 new products in the period and the resulting increased retail presence, we continue to develop consumer awareness of our product lines and brands. During the quarter, the sales and marketing expense increase resulted mainly from royalty license payments of $141,900 for the branded licenses that did not incurred last year and distribution of representative commissions that increased by $38,600 in 2017 from the previous year.

For the 6 months ended June 30, 2017 and 2016, sales and marketing expenses were approximately $941,300 and $415,800 respectively, an increase of $525,500 or 126.4%.  Investment in the branded licenses of Duracell® and Hoover® HOME LED amounted to $344,000 in royalty payments that did not occur last year. Sales representative commissions also increased by $136,000 in 2017 from the previous year.

Compensation Expense

For the 3 months ended June 30, 2017 and 2016, compensation expense was approximately $353,900 and $316,000 respectively, an increase of $37,900 or 12.00%.

For the 6 months ended June 30, 2017 and 2016, compensation expense was approximately $713,700 and $624,500 respectively, an increase of $89,200 or 14.3%.

Compensation expense increased as a result of performance based salary adjustments during the period.

Professional Fees

For the 3 months ended June 30, 2017 and 2016, professional expenses were approximately $115,400 and $71,100 respectively, an increase of $44,300 or 62.3%.

For the 6 months ended June 30, 2017 and 2016, professional expenses were approximately $320,200 and $175,300 respectively, an increase of $144,900 or 82.7%.

The increased expense in the period resulted from hiring of an investment banker, increased investor relations including managements' attendance at various investor shows, accounting fees and engaging the services of a sales consultant to support the U.S. sales office marketing effort.

Product Development Expenses

For the 3 months ended June 30, 2017 and 2016, product development expenses were approximately $66,400 and $63,900 respectively, an increase of $2,500 or 3.9%.

For the 6 months ended June 30, 2017 and 2016, product development expenses were approximately $138,500 and $100,200 respectively, an increase of $38,300 or 38.2%.

The expense increase resulted from new product prototype development including testing and certification costs related to expansion of our product categories. We also incurred additional costs related to artwork and package design and patent and trademark services.

Other General and Administrative

For the 3 months ended June 30, 2017 and 2016, other general and administrative expenses were approximately $204,100 and $163,700 respectively, an increase of $40,400 or 24.7%.

For the 6 months ended June 30, 2017 and 2016, other general and administrative expenses were approximately $382,700 and $306,400 respectively, an increase of $76,300 or 24.9%.

The expense increase is the result of increased Sterling Bank processing fees and general insurance liability premiums associated with the higher revenue levels and increased travel expenses related to sales activities during the period. We also incurred higher freight courier services resulting from the increase volume of new product samples coming from overseas.

Net Operating Income

For the 3 months ended June 30, 2017 the operating income was approximately $1,338,500 compared to $1,161,200 in 2016. This is an improved performance of $177,300 or 15.3% over the same period 2016.

For the 6 months ended June 30, 2017 the operating income was approximately $1,726,000 compared to $1,120,000 in 2016. This is an improved performance of $606,000 or 54.1% over the same period 2016.

Interest Expense

For the 3 months ended June 30, 2017 and 2016, interest expense was approximately $35,200 and $66,400, respectively, for a reduction of $31,200 or 47.0% as compared to the same period in 2016.

For the 6 months ended June 30, 2017 and 2016, interest expense was approximately $56,900 and $124,200, respectively, for a reduction of $67,300 or 54.3% as compared to the same period in 2016.

Despite having a substantial revenue growth during the quarter, we have been able to curtail the need for increased borrowing, through efficient daily cash management and by negotiating favorable payment terms with our overseas suppliers, which has substantially reduced the need and cost for purchase order funding. With the increased cash flow resulting from operational profits in 2017, we have also been able to substantially reduce old director loans which also reduced the interest expense.

Income Before Tax Provision

For the 3 months ended June 30, 2017, the Company had income before tax of approximately $1,303,400 as compared to an income of $1,094,800 in the same quarter last year.  That is an increase of $208,600 or 19.1%. Income before tax as a percentage of net sales was 12.8% in the quarter compared to 12.3% in the same quarter 2016.

For the 6 months ended June 30, 2017, the Company had income before tax of approximately $1,682,000 as compared to income of approximately $995,900 in the same period last year. That is an increase of $686,100 or 68.9%. Income before tax as a percentage of net sales was 9.9% in the period compared to 9.1% in the same period 2016.

Provision for Income Tax

For the 3 months ended June 30, 2017 and 2016, the provision for income tax was approximately $402,000 and $12,600, respectively, an increase of $389,400 compared to last year, As the Company has now offset its previous year's Net Operating Losses, the Company must now provide for future income tax expense.

For the 6 months ended June 30, 2017 and 2016, the provision for income tax was approximately $530,000 and $12,600, respectively, an increase of $517,400 compared to last year.

Net Income

For the 3 months ended June 30, 2017, the Company had a net income of approximately $901,363 as compared to a net income of $1,082,200 in the same period last year.

For the 6 months ended June 30, 2017, the Company had a net income of approximately $1,152,000 as compared to a net income of $983,300 in the same period last year.

The overall net income improvement for the 6 months ended June 30, 2017 of $168,700 or 17.2% as compared to 2016, was the result of the $5,991,300 increase in net revenue which resulted in an increased gross profit of $1,480,000 or 54%. This record performance was achieved after the Company provided for $454,300 of marketing and transitional allowances and increased operating expenses of $874,100 mainly resulting from the higher revenues. Approximately $344,000 of the increased operating expenses were invested for future revenue growth, by the marketing of our products through the expansion of our branded licenses. During the 6 months ended June 30, 2017, the Company also provided for an increased tax provision of $485,300 higher than in 2016 that also reduced the net income for the period.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the 6 months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

	For the Six Months Ended
(In thousands)	June 30, 2017	June 30, 2016
Net cash provided by (used in):
Operating Activities	$16	$(1,619)
Investing Activities	$(15)	$(5)
Financing Activities	$(473)	$1,599
Total	$(472)	$(25)

The Company's borrowing capacity with Sterling National Bank, favorable payment terms with vendors, funding support from certain Company Directors and cash flow from operations provide the Company with the financial resources needed to run operation's and reinvest in our business.

Operating Activities

Cash flow provided by operating activities was approximately $15,700 in the 6 months ended June 30, 2017 compared with approximately $1,619,000 used in operating activities in the same period 2016.  In the six months, the Net income of approximately $1,152,000, and a $99,100 decrease in Inventory helped to offset cash usage resulting from a $1,032,600 increase in prepaid expenses.

The Company's cash flow from operations is primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  Sales are influenced significantly by the timing and launch of new products into the marketplace. With the establishment of our Hong Kong operation we have built an operational structure that, through relationships with factory-suppliers combined with our internal expertise, can develop and release quality products to market substantially quicker than we have been able to accomplish in previous years

Investing Activities

Cash used for investing activities for the 6 months ended June 30, 2017 was approximately $14,800 compared to $4,700 in 2016.  The Company continues to invest in new product molds and tooling.  With the product expansion into new LED home lighting categories, the Company's future capital requirements will increase.  Our Hong Kong management team has the task of negotiating favorable payment terms with factories which will reduce the amounts of upfront cash required to have available when initiating a new project.  Management believes that our cash flow from operations and additional borrowing will provide for these necessary capital expenditures.

Financing Activities

Cash used in financing activities for the six-months ended June 30, 2017 was approximately $473,000 compared to $1,559,200 provided by financing activities in the same period 2016. During the period ended June 30, 2017, the Company repurchased and retired $250,000 of Company shares from Involve, LLC and paid off $223,000 of Directors loans outstanding since 2010 and 2013 including all accrued interest. The Company was also able to maintain the Sterling Bank loan at $0 balance despite the large sales volume increase. The cash balance at June 30, 2017 was approximately $1,174,000 which is a $472,100 reduction from December 31, 2016.

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.

At June 30, 2017, the Company was in compliance with all agreements pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of certain of our Directors will provide sufficient financial resources for the Company during 2017.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended June 30, 2017.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016 and concluded that the disclosure controls and procedures were effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act and as of June  30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Commission regulations and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

There were no unregistered issuances of Company securities in the quarter ending June 30, 2017.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

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
Dated:    August 14, 2017

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Financial Executive and Accounting Officer	Chief Operating Officer