Form 10-Q
period 2017-09-30
CAPSTONE COMPANIES, INC.
filed 2017-11-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2017, there were 47,046,364 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.
Quarterly Report of Form 10-Q
Three Months and Nine Months Ended September 30, 2017

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Current Assets:
Cash	$3,240,721	$1,646,128
Accounts receivable, net	4,660,203	4,449,179
Inventory	142,065	366,330
Prepaid expenses	349,410	330,020
Total Current Assets	8,392,399	6,791,657

Property and Equipment:
Computer equipment and software	19,767	19,767
Machinery and equipment	371,323	325,750
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(304,176)	(250,465)
Total Property & Equipment	92,579	100,717

Other Non-current Assets:
Deposit	13,616	12,193
Note receivable	-	526,887
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,949,636	2,475,100
Total Assets	$10,434,614	$9,367,474

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$2,122,220	$2,678,210
Income tax payable	404,088	1,588
Notes and loans payable to related parties	688,384	1,321,721
Total Current Liabilities	3,214,692	4,001,519

Long Term Liabilities:
Deferred tax liabilities	362,000	216,000
Total Long Term Liabilities	362,000	216,000
Total Liabilities	3,576,692	4,217,519

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 47,046,364 shares and 48,132,664 shares	4,704	4,813
Additional paid-in capital	6,976,678	7,411,172
Accumulated deficit	(123,460)	(2,266,030)
Total Stockholders' Equity	6,857,922	5,149,955
Total Liabilities and Stockholders' Equity	$10,434,614	$9,367,474

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues, net	$13,817,909	$11,692,146	$30,789,653	$22,672,551
Cost of sales	(10,707,657)	(8,841,148)	(23,457,070)	(17,079,271)
Gross Profit	3,110,252	2,850,998	7,332,583	5,593,280

Operating Expenses:
Sales and marketing	928,321	488,057	1,869,596	903,888
Compensation	351,915	325,283	1,065,621	949,753
Professional fees	109,257	111,339	429,440	286,681
Product development	80,991	127,367	219,464	227,552
Other general and administrative	189,780	195,046	572,461	501,458
Total Operating Expenses	1,660,264	1,247,092	4,156,582	2,869,332

Net Operating Income	1,449,988	1,603,906	3,176,001	2,723,948

Other Income (Expense):
Interest Income	(12,945)	13,664	-	13,664
Interest expense	(56,514)	(103,363)	(113,431)	(227,522)
Total Other Income (Expense)	(69,459)	(89,699)	(113,431)	(213,858)

Income Before Tax Provision	1,380,529	1,514,207	3,062,570	2,510,090

Provision for Income Tax	(390,000)	(24,412)	(920,000)	(37,012)

Net Income	$990,529	$1,489,795	$2,142,570	$2,473,078

Net Income per Common Share
Basic	$0.021	$0.031	$0.046	$0.051
Diluted	$0.021	$0.031	$0.045	$0.051

Weighted Average Common Shares Outstanding
Basic	46,660,456	48,132,664	46,989,940	48,132,664
Diluted	47,152,574	48,371,158	47,462,664	48,320,017

The accompanying notes are an integral part of these financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,142,570	$2,473,078
Adjustments necessary to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,725	44,400
Accrued interest on note receivable	26,887	(13,654)
Stock based compensation expense	66,594	46,581
Provision for deferred income tax	146,000	-
Accrued sales allowance	(831,731)	(94,203)
(Increase) decrease in accounts receivable	731,532	(6,755,174)
(Increase) decrease in inventory	224,265	(275,049)
(Increase) decrease in prepaid expenses	(20,813)	43,764
Increase (decrease) in accounts payable and accrued liabilities	(263,912)	958,580
(Decrease) in accrued interest on notes payable	(135,337)	(168,492)
Net cash provided by (used in) operating activities	2,141,780	(3,740,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,587)	(15,501)
Net cash (used in) investing activities	(47,587)	(15,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	30,559,312	19,393,834
Repayments of notes payable	(30,559,312)	(15,049,345)
Repurchase of shares from Involve, LLC	(250,000)	-
Warrant issued	7,500	-
Proceeds from notes and loans payable to related parties	-	860,000
Repayments of notes and loans payable to related parties	(257,100)	(1,453,946)
Net cash provided by (used in) financing activities	(499,600)	3,750,543

Net Increase (decrease) in Cash and Cash Equivalents	1,594,593	(5,127)
Cash and Cash Equivalents at Beginning of Period	1,646,128	364,714
Cash and Cash Equivalents at End of Period	$3,240,721	$359,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	221,881	$396,014
Income taxes	$371,500	$31,912

Non-cash financing and investing activities:
Sale of Investment for Note receivable	$-	$500,000

Shares issued in satisfaction of loan payable to related party	$240,900	$-

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

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2017 and results of operations and cash flows for the three months and nine months ended September 30, 2017 and 2016. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").

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

Inventory

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone, totaling $142,065 and $366,330 at September 30, 2017 and December 31, 2016, respectively.

Prepaid Expenses

The Company's prepaid expenses consist primarily of deposits on inventory for future orders as well as prepaid advertising. As of September 30, 2017, and December 31, 2016, the Company has $93,010 and $186,019, respectively, in prepaid advertising credits included in prepaid expenses on the consolidated balance sheets.

Net Income (Loss) Per Common Share

Basic earnings per common share were computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At September 30, 2017 and 2016, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 0 and 5,818,700 respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended September 30, 2017	3 months ended September 30, 2016
Basic weighted average shares outstanding	46,660,456	48,132,664
Dilutive warrants	313,211	238,494
Dilutive options	178,907	-
Diluted weighted average shares outstanding	47,152,574	48,371,158

	9 months ended September 30, 2017	9 months ended September 30, 2016
Basic weighted average shares outstanding	46,989,940	48,132,664
Dilutive warrants	308,219	187,353
Dilutive options	164,505	-
Diluted weighted average shares outstanding	47,462,664	48,320,017

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

On April 22, 2016, the Company received a credit of approximately $479,000 from its major vendor to cover customer returns of products from sales that occurred in 2015 and promotional allowances for 2016 sales. A credit of $126,000 was applied to invoices due to the vendor during the period ending June 30, 2016 and the remaining credit balance of $353,000 was applied to invoices due to the vendor during the period ended September 30, 2016.

During the nine months ended September 30, 2017 and 2016, Capstone determined that $47,741 and $94,203, respectively of previously accrued allowances were no longer required. The reduction of accrued allowances is included in net revenues for the nine-month periods ended September 30, 2017 and 2016.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense were $67,497 and $65,406 for the three months and $180,743 and $138,846 for the nine months ended September 30, 2017 and 2016, respectively.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and amounted to $48,952 and $59,604 for the three months and $95,290 and $117,000 for the nine months ended September 30, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potential product returns and various allowances, amounting to $369,061 and $1,200,792 as of September 30, 2017 and December 31, 2016, respectively. These estimates could change significantly in the near term.

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

Recent Accounting Standards

In May 2014, ASU 2014-09 was issued, Revenue from Contracts with Customers. Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. This ASU provides alternative methods of transition, a full retrospective and a modified retrospective approach. We expect to utilize the modified retrospective approach which would result in recognition of the cumulative impact of a retrospective application as of the beginning of the period of initial application, which in our case is the interim period beginning January 1, 2018. The adoption of ASU 2014-09 is not expected to have a material effect on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company's fiscal year beginning after December 15, 2018 and subsequent interim periods. The Company is currently evaluating the impact of the adoption of ASU 2016-02 will have on the Company's consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash.  The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective at the beginning of our 2018 fiscal year. The adoption of ASU 2016-18 is not expected to have a material effect on the Company's consolidated financial statements.

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

 In May 2017, the FASB issued ASU No. 2017-09, "Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting" ("ASU 2017-09"), clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. This new accounting standard requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for us on a prospective basis beginning on January 1, 2018, with early adoption permitted. We typically do not change either the terms or conditions of share-based payment awards once they are granted, therefore; this new guidance is not expected to have a material impact on our consolidated financial statements.

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

The Company at times has cash and cash equivalents with its financial institution in excess of Federal Deposit Insurance Corporation ("FIDC") insurance limits. The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.

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

Major Customers

The Company had two customers who comprised 55.5% and 43.7% of net revenue during the nine-month period ended September 30, 2017, and 62.8% and 35.8% of net revenue during the nine-month period ended September 30, 2016.  The loss of these customers would adversely impact the business of the Company.

Approximately 4.3% and 8.1% of the Company's net revenue for the nine-month periods ended September 30, 2017 and 2016, was from international sales.

	Revenue %		Gross Accounts Receivable
	9 Month Periods Ended September 30,		As of September 30,	As of December 31,
	2017	2016	2017	2016
Customer A	55.5%	62.8%	$3,563,515	$3,760,755
Customer B	43.7%	35.8%	1,447,171	1,823,785
	99.2%	98.6%	$5,010,686	$5,558,540

Major Vendors

The Company had one vendor from which it purchased 90.8% of merchandise sold during the nine-month period ended September 30, 2017, and 89.5% of merchandise sold during the nine-month period ended September 30, 2016. The loss of this supplier could adversely impact the business of the Company.

	Purchases %		Accounts Payable
	9 Month Periods Ended September 30,		As of September 30,	As of December 31,
	2017	2016	2017	2016
Vendor A	90.8%	89.5%	$1,172,314	$1,507,671

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

On June 8, 2016, the Board of Directors approved a Resolution to accept an offer from AC Kinetics to sell back the 100 shares of AC Kinetics Series A Preferred Stock. For consideration, the Company received a note in the face amount of $1,500,000 that will be immediately paid to the Company on completion and funding of a Securities Purchase Agreement with a national company to purchase AC Kinetics.  The note is subject to a Subordination Agreement for loans made to AC Kinetics by the national company involved in the Securities Purchase Agreement.  As further consideration, the Company also received an option to repurchase 1,666,667 shares of Company common stock held by Involve L.L.C. at an exercise price of $.15. The Agreements were signed June 27, 2016. As the note is subject to a subordination agreement, and the Securities Purchase Agreement between the national company and AC Kinetics and has not been concluded, the Company has determined that the note fell under the Level three category of the fair value hierarchy and that the fair value of the note was determined to be $500,000 at the date of the transaction. The fair value of the note was determined based on an analysis of AC Kinetics ability to repay the note and the perceived value of the options available under the repurchase agreement.

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

On May 2, 2017, the Company's Board of Directors authorized at the Company's discretion to either retain repurchased shares in the treasury or to retire the repurchased shares and these shares were retired on June 1, 2017.

With the purchase of all available options under the repurchase agreement, part of the collateral used to substantiate the value of the note receivable was no longer available and, consequently management has determined that the fair value of the note at September 30, 2017 was $0.

NOTE 4 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 5%. As of September 30, 2017 and December 31, 2016, the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

As of both September 30, 2017 and December 31, 2016, there was no balance due to Sterling National Bank.

As of September 30, 2017, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 5 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

As of September 30, 2017, and December 31, 2016, the Company had notes payable due to one officer, director and related party which totaled $688,384 and $1,321,721, respectively. During the quarter ended September 30, 2017, this related party entered into a Conversion and Option Agreement that resulted in $217,500 of outstanding notes payable being satisfied as payment for exercised stock options and a further $23,400 of notes payable being satisfied as payment for the purchase of 50,000 of the Company's common shares.

On September 14, 2017, the remaining balance of that note payable, $138,418 was paid to this related party, resulting in the full and final payment of the note outstanding since 2012.

The remaining note payable carries an 8% interest rate and matures on of January 2, 2018.

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

The Company's rent expense amounted to $36,757 and $35,610 for the three-month period ended September 30, 2017 and 2016, respectively and $117,266 and $107,245 for the nine-month period ended September 30, 2017 and 2016, respectively.

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf was paid $10,500 per month through December 31, 2015 increasing to $12,500 per month from January 1, 2016 through December 31, 2017.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

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

Royalty expense for this agreement was $251,559 and $221,219 for the three-month period ended September 30, 2017 and 2016, respectively, and $630,664 and $406,405 for the nine-month period ended September 30, 2017 and 2016, respectively.

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

Royalty expense for this agreement was $262,466 for the three-month period ended September 30, 2017 and $412,589 for the nine-month period ended September 30, 2017.

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

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

The retainer fee paid for this agreement was $30,000 for the three-month period ended September 30, 2017 and $100,000 for the nine-month period ended September 30, 2017.

NOTE 7 - STOCK TRANSACTIONS

Warrants

During September and October 2007, the Company issued 2,121,569 shares of common stock for cash at $0.255 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement. In September 2017, an investor exercised a warrant option for 29,412 shares at the exercise price of $.255 per share.  A total of 607,062 issued warrants remain outstanding at September 30, 2017.  Such warrants expired during October 2017.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

On August 6, 2017, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary. These options have a strike price of $.435 with an effective date of August 6, 2017 and will vest on August 5, 2018.

During the quarter ended September 30, 2017, Jeffrey Postal (Director) entered into a Conversion and Option Agreement with the Company and exercised his option to purchase 500,000 of his vested stock options at the grant price of $.435 per share and with a total value of $217,500.  As part of the Agreement, the $217,500 payment for these stock options resulted in the satisfaction of $217,500 of notes payable due Mr. Postal since 2012.

As of September 30, 2017, there were 1,026,670 stock options outstanding and 816,670 stock options vested. The stock options have a weighted average expense price of $0.435.

For the three-month periods ended September 30, 2017 and 2016, the Company recognized stock based compensation expense of $25,644 and $18,081, respectively, related to these stock options.

For the nine-month periods ended September 30, 2017 and 2016, the Company recognized stock based compensation expense of $66,594 and $46,581, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $28,875 and $68,856 will be recognized for these options in 2017 and 2018 respectively.

On May 2, 2017, the Company's Board of Directors amended the Company's 2005 Equity Incentive Plan to extend the Plan's expiration date from December 31, 2016 to December 31, 2021.

NOTE 7 - STOCK TRANSACTIONS (continued)

Stock Purchase

During the quarter ended September 30, 2017, Jeffrey Postal entered into a Conversion and Option Agreement with the Company. As part of the Agreement, Jeffrey Postal purchased 50,000 shares of common stock at a price of $.468 per share being the 30-consecutive trading day average price with a 10% discount resulting in a total value of $23,400. As part of the Agreement, the payment for these shares resulted in the satisfaction of $23,400 of notes payable due to Mr. Postal since 2012.

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

On May 2, 2017, the Company's Board of Directors authorized at the Company's discretion to either retain repurchased shares in the treasury or to retire the repurchased shares and these shares were retired on June 1, 2017.

NOTE 8 - INCOME TAXES

As of September 30, 2017, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. The net deferred tax liability as of September 30, 2017 was $362,000 and is reflected in long-term liabilities in the accompanying balance sheet.

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

The provision for income taxes for the nine-months ended September 30, 2017 and 2016 was calculated based on the estimated annual effective rate of 34% for both the full 2017 and 2016 calendar years, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

NOTE 8 - INCOME TAXES (continued)

The income tax provision for the three- month period ended September 30, 2017 and 2016 consists of:

	3 months ended September 30, 2017	3 months ended September 30, 2016
Current:
Federal	$382,000	$-
Deferred:
Federal	8,000	24,412
Income Tax Provision	$390,000	$24,412

The income tax provision for the nine-month period ended September 30, 2017 and 2016 consists of:

	9 months ended September 30, 2017	9 months ended September 30, 2016
Current:
Federal	$774,000	$-
Deferred:
Federal	146,000	37,012
Income Tax Provision	$920,000	$37,012

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-Q quarterly report and with our annual report on Form 10-K for year ended December 31, 2016. In addition to historical information, the following discussion contains certain forward-looking statements under the Private Securities Litigation Act of 1995, as amended. See "Special Note Regarding Forward Looking Statements" below for certain information concerning those forward- looking statements.  As used below, "our" and "we" refers to the Company and its subsidiaries.

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

The Company is a "penny stock" company under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of November 2, 2017, the Common Stock was trading at $.50 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.  The Company completed a 1-for-15 reverse stock split for the Common Stock on July 25, 2016. The reverse stock split did not change the Company's status as a "penny stock" company.

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

(5)	"China" or "PRC" means People's Republic of China.
(6)	"Commission" or "SEC" means the U.S. Securities and Exchange Commission.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
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

General.

Capstone Companies, Inc., a Florida corporation, ("CAPC," "Company," "we," or "our") is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTC QB Venture Market exchange of The OTC Markets Group, Inc. and, since July 6, 2012, under the trading symbol "CAPC."  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Commission on March 27, 2017.

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

Introduction

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 and (ii) financial liquidity and capital resources.

The Company designs and markets consumer oriented LED lighting products for distribution globally with a primary focus on the North American markets.  The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation, located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand its product development, engineering and factory resource capabilities in Hong Kong. Capstone's LED lighting portfolio consists of stylish, innovative and easy to use consumer LED lighting products, including power failure multi-function handheld lights, power failure multi-function nightlights, decorative nightlights, wireless motion sensor lights, remote control battery powered accent lights, remote control outlets, bath vanity lights, outdoor LED fixtures, dual powered solar lights and LED power controlled bulbs.  The Company's products are sold under CAPI's brand name, Capstone Lighting® as well as under two nationally recognized licensed brand names: Hoover® Home LED and Duracell®. The Company believes that LED is becoming increasingly more mainstream, and, as such, the Company believes that the component and production costs will continue to lower for the foreseeable future, which should allow an innovative smaller company like us to capitalize on non-commodity products utilizing LED.  The Company's focus is the integration of LED into most commonly used lighting products in today's home. Capstone believes that it is positioned well to participate in these expanded product categories which are expected to fuel the Company's further growth.

The Company seeks to deliver strong, consistent business results and increasing shareholder returns by providing innovative products on a global basis that make consumer's lives simpler and safer while delivering growth results to the Company's retail partners.

The Company oversees and controls the manufacturing of its products, which are currently made in China by OEM contract manufacturers, through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Capstone believes it has commercially favorable payment terms with its contract manufacturers, which terms support~~s~~ the Company's growth.  The Company's direct import business model requires shipments to meet minimum order quantity or "MOQ" full container loads from its factories directly to retail customers shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are not warehoused for domestic replenishment programming.  CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs.  Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the quality products under applicable industry standards.  The Company continues to explore alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its ongoing supply chain strategic planning.

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

The Company entered the LED consumer market eight years ago. At that time, it was clear to management that there was a significant opportunity for an innovative low-cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

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

Moreover, in 2014, Capstone acquired the exclusive license and sub-license to an advanced power failure technology.  The Company's proprietary technology is referred to as Capstone Power Control or CPC.  It is a patented technology and the U.S. patents were issued August of 2016.  The CPC was developed over a two-year period by a group of MIT PhD Engineers operating as AC Kinetics, a private company. This technology can potentially be incorporated into a host of products.  The Company is exploring ways to commercialize this technology, but has not commercially exploited this technology as of the date of this Quarterly Report on Form 10-Q. Whether it will result in any significant financial benefit is uncertain at the time of this report.

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

On January 9, 2017, the Company secured a license from Duracell® for a major warehouse club.  The first shipments of the branded product occurred in the first quarter 2017.

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

Capstone's 2013 investment in AC Kinetic Technologies, an Armonk, New York, private technology development company, allowed the Company to develop certain innovative concepts that the Company conceived and that are complex and has yielded intellectual property that we believe will further distinguish the Company's products from other off-the-shelf products commonly marketed at the retail level.  The Company intends to exploit, but has not commercially exploited as of the date of this Quarterly Report on Form 10-Q, the patented technologies developed and completed by AC Kinetic Technologies within the Company's own products, both labeled under "Capstone" and under the Hoover® Home LED brand.

On June 8, 2016, the Board of Directors approved and accepted an offer from AC Kinetics to buy back their 100 shares of AC Kinetics Series A Preferred Stock for a $1,500,000 Note Receivable with an estimated fair market value of $500,000.
As further consideration, the Company also received an option to repurchase 1,666,667 shares of Company common stock held by Involve L.L.C. at an exercise price of $.15. The Agreements were signed June 27, 2016, at an exercise price of $.15 per share.
On February 13, 2017 and May 1, 2017 as authorized under the Company's stock repurchase plan, the Company repurchased 1,000,000 shares and 666,667 shares of Company common stock from Involve, LLC., under the Option Agreement dated June 27, 2016, at an exercise price of $.15 per share.
With the purchase of all available options under the repurchase agreement, part of the collateral used to substantiate the value of the note receivable was no longer available and, consequently management has determined that the fair value of the note at September 30, 2017 was $0.
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

The Company's product characteristics are supposed to satisfy the following standards:
•	Designed to make everyday tasks or usage simpler and more enjoyable for consumers;
•	While continuing to focus on increased profit margins, the products must be affordable to win at the point of sale and deliver increased revenues for retail partners;
•	The products must represent significant value when compared with items produced or marketed by competitive consume product companies; and
•	Wherever feasible, the products must be unique to the market whether this be accomplished though design techniques, added functionality or some proprietary innovation.

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

We have expanded our international sales by leveraging our relationships with our existing global retailers and by strengthening our international product offerings.  Our Hong Kong office assists us in placing more products into foreign market channels as well.  In 2017, we have product sales in Australia, Canada, Japan, South Korea, Taiwan, Thailand and the United Kingdom. For the nine-months ended September 30, 2017 and 2016, international sales were approximately $1,309,800 and $1,847,300 respectively or 4.3% and 8.1% of revenue, respectively. This continues to be a growing distribution channel for the Company.

Products and Customers

The Company has expanded its product positioning through the introduction of more indoor and new outdoor lighting programs under the Capstone Lighting® brand, the Hoover® Home LED brand and the Duracell® brand.  Capstone has also expanded hardwired solid-state products to its programs in addition to the existing battery and induction powered product lines, through the introduction of vanity fixtures and outdoor LED Gooseneck Lanterns.  Such expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Home Pro, Sam's Club, The Container Store and Wal-Mart. These distribution channels may sell the Company's products through the Internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer markets and in a growing international market.

Based on Capstone's experience in the industry, the Company's Chinese contract manufacturing resources and focus on well designed, practical products, Capstone believes it is well positioned to become a leading manufacturer in the growing LED home lighting and security lighting segments.  The Company's efforts to achieve such a goal are ongoing.  Capstone believes it will maintain its revenue growth because of the ability to deliver quality, well designed products on time, the quality reputation of its products, business relationships with Capstone's retailers and the aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's ability to fund the pursuit of our goals remains a constant, significant factor. Company products are also sensitive to consumer demand and consumer concerns over economic conditions because the Company products are a discretionary purchase by consumers.

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

Capstone depends on e-commerce efforts of Amazon and other on-line retail customers in lieu of pursuing our own aggressive in-house e-commerce effort.  We believe this reliance on Amazon and other retail customer e-commerce is the most cost efficient and effective approach for the Company. We maintain a Facebook website at https://www.facebook.com /powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed or aggressively pursued a specific Social Media campaign based on third party sponsors or promotors. Facebook is a registered trademark of Facebook, Inc. Social Media marketing may become more important in launching and sustaining market demand for products and the Company may have to develop a more aggressive Social Media marketing campaign and presence.

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

The Company's ability to maintain sufficient working capital is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company's working capital, ability to obtain financing, and its operations in the future.  However, achieving expected results as accomplished in 2016 and through the first three quarters of 2017, has increased working capital, provided the Company with liquidity and has allowed for the repayment of outstanding bank notes and some old related party loans.

Continued revenue growth and expanded product launches are critical requirements to ensure the Company's continued growth.  Such projects are never delayed because of funding shortfalls.  The Company budgets for such projects and if necessary certain members of the Company's senior management and Board of Directors have supplemented the cash flow needs as required through short term loans.  There is no assurance that senior management and certain directors can supplement the cash flow needs of the Company in all instances or completely.

Competitive Conditions

The consumer LED products and small electronics businesses are highly competitive and rapidly evolving markets, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by brand perceptions, product performance and value perception, customer service and price.  The Company's principal lighting competitors in the U.S. are Amertac, Energizer, and Feit Electric.  The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Wal-Mart offer lighting as part of their private branded product lines.  Many of the Company's competitors have substantially greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.  Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting its expansion efforts or price competition.  Moreover, if one or more of the Company's competitors were to merge, the change in the competitive landscape could adversely affect our customer distribution channel and sales.

With trends and technology continually changing, Capstone will continue to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  The Company continues to invest in developing the technologies and design critical to competing in our markets as evidenced by our investment in Capstone Power Control (CPC) Technology.  Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors. We face competition from companies with far greater resources and market presence.

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

Capstone will continue to invest in this area as the Company expands the number of products being developed and as it moves into more technical and innovative product categories. The Company may explore strategic partnerships with others to assist in development of more technical and innovative product categories.

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

Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. We cannot assure shareholders that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.  We will assess any loss of these rights and determine whether to litigate to protect our intellectual property rights on a case by case basis. Enforcement of intellectual property rights in China is problematic.

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

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2017 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016.

CONSOLIDATED OVERVIEW OF OPERATIONS

Revenue, net

For the 3 months ended September 30, 2017 and 2016, net sales were approximately $13,817,900 and $11,692,100 respectively, an increase of $2,125,800 or 18.2% from the previous year. During the quarter ended September 30, 2017 the Company provided approximately $1,376,700 in consumer promotional allowances compared to $699,100 in the same quarter 2016, an increase of $677,600 or 96.9% during the quarter.

For the 9 months ended September 30, 2017 and 2016, net sales were approximately $30,789,700 and $22,672,600 respectively, an increase of $8,117,100 or 35.8% from the previous year. During the 9 months ended September 30, 2017 and 2016, the Company provided approximately $1,831,000 and $1,478,600, respectively of consumer promotional allowances, an increase of $352,400 or 23.8% over 2016.

In the 9 months ended September 30, 2017 the Company continued to have a very strong revenue performance in the Accent Light Category in all three-brands including Duracell®, Capstone Lighting® and Hoover® HOME LED.  The Company also had new product launches including the Gooseneck LED Lantern, the LED Spotlight Accent Light, Dual Mode Motion Security Light, the LED CPC bulb and the swivel base LED Accent Lights.  The $8.1 million revenue increase in the period compared to 2016 was achieved after the Company provided approximately $1.8 million of marketing allowances for new product promotions and transitional allowances.  For the 9 months ended September 30, 2017, and 2016 International sales were approximately $1,309,800 or 4.3% of revenue as compared to $1,847,300 or 8.1% of revenue in 2016.

Cost of Sales

For the 3 months ended September 30, 2017 and 2016, cost of sales were approximately $10,707,700 and $8,841,100, respectively, an increase of $1,866,600 or 21.1% from the previous year. This cost equates to 77.5% and 75.6% respectively of net revenues in the quarter. The percentage to net revenues increased by 1.9% resulting from the $677,600 additional promotion allowances provided in the quarter compared to 2016.

For the 9 months ended September 30, 2017 and 2016, cost of sales were approximately $23,457,100 and $17,079,300, respectively, an increase of $6,377,800 or 37.3% from the previous year. This cost equates to 76.2% and 75.3% respectively of net revenues. The percentage to net revenues increased by .9% resulting from $352,400 additional promotion allowances provided in the 9 months compared to 2016.

Manufacturing unit costs continued to remain very stable in the period as a result of effective volume buying with overseas factories, the steady price of oil and the stable U.S. Dollar exchange rates.

Gross Profit

For the 3 months ended September 30, 2017 and 2016, gross profit was approximately $3,110,300 and $2,851,000 respectively, an increase of $259,300 or 9.1% from the same period in 2016. Gross profit as a percentage of sales was 22.5 % in the quarter compared to 24.4 % in 2016.

For the 9 months ended September 30, 2017 and 2016, gross profit was approximately $7,332,600 and $5,593,300 respectively, an increase of $1,739,300 or 31.1% from the same period in 2016. Gross profit as a percentage of sales was 23.8 % in the 9 months compared to 24.7% in 2016.

The increased gross profit for the period was caused mainly by the 35.8% increase in revenue. The slight reduction of gross profit to sales percentage resulted from the additional transitional allowances provided to retailers.

Operating Expenses

For the 3 months ended September 30, 2017 and 2016, total operating expenses were approximately $1,660,300 and $1,247,100 respectively, an increase of $413,200 or 33.1%.

For the 9 months ended September 30, 2017 and 2016, total operating expenses were approximately $4,156,600 and $2,869,300 respectively, an increase of $1,287,300 or 44.9% as compared to same period in 2016.

The following is a summary of the major expense variances by category in the 2017 period compared to 2016.

Sales and Marketing Expenses

For the 3 months ended September 30, 2017 and 2016, sales and marketing expenses were approximately $928,300 and $488,100 respectively, an increase of $440,200 or 90.2%. The Company continued to invest heavily in its brands of Duracell®, Capstone Lighting® and Hoover® HOME LED. With the launch of 5 new products in the period and revenue increase, the sales and marketing expense increased mainly from royalty license payments of $514,000 for the branded licenses which was $292,800 higher than 2016. Representative commissions also increased by $22,900. The Company also expensed $93,000 of prepaid media credits and invested $36,300 for in store displays setup to promote new products.

For the 9 months ended September 30, 2017 and 2016, sales and marketing expenses were approximately $1,869,600 and $903,900 respectively, an increase of $965,700 or 106.8%. Many of the expense increases resulted from the $8,117,100 revenue increase. Royalty license payments of $1,043,300 for the branded licenses were $636,800 higher than in 2016. Representative commissions of $386,500 increased by $159,900 over 2016. The Company also expensed $93,000 of prepaid media credits, invested $36,300 for in store display setups and $180,700 for advertising and trade show expense which increased by $41,900 over 2016.

Compensation Expense

For the 3 months ended September 30, 2017 and 2016, compensation expense was approximately $351,900 and $325,300 respectively, an increase of $26,600 or 8.2%.

For the 9 months ended September 30, 2017 and 2016, compensation expense was approximately $1,065,600 and $949,800 respectively, an increase of $115,800 or 12.2%.

Compensation expense increased as a result of performance based salary adjustments during the period and stock based compensation paid to certain directors.

Professional Fees

For the 3 months ended September 30, 2017 and 2016, professional expenses were approximately $109,300 and $111,300 respectively, a decrease of $2,000 or 1.9%.

For the 9 months ended September 30, 2017 and 2016, professional expenses were approximately $429,400 and $286,700 respectively, an increase of $142,700 or 49.8%.

The increased expense in the period resulted from hiring of an investment banker, increased investor relations including managements' attendance at various investor shows, and engaging the services of a sales consultant to support the U.S. sales office marketing effort.

Product Development Expenses

For the 3 months ended September 30, 2017 and 2016, product development expenses were approximately $81,000 and $127,400 respectively, a decrease of $46,400 or 36.4%.

For the 9 months ended September 30, 2017 and 2016, product development expenses were approximately $219,500 and $227,600 respectively, a decrease of $8,100 or 3.6%.

The Company has continued to invest in new product prototype development including testing and product certification. To reduce the initial cost of new product investment, we have been able to negotiate with our factory partners to absorb some of the costs of new product development.

Other General and Administrative

For the 3 months ended September 30, 2017 and 2016, other general and administrative expenses were approximately $189,800 and $195,000 respectively, a decrease of $5,200 or 2.7%.

For the 9 months ended September 30, 2017 and 2016, other general and administrative expenses were approximately $572,500 and $501,500 respectively, an increase of $71,000 or 14.2%.

The expense increased is the result of higher Sterling Bank processing fees and increased general insurance liability premiums associated with the higher revenue levels and increased travel expenses related to sales activities during the period.

Net Operating Income

For the 3 months ended September 30, 2017 the operating income was approximately $1,450,000 compared to $1,603,900 in 2016. This is a reduction of $153,900 or 9.6% compared to 2016.

For the 9 months ended September 30, 2017 the operating income was approximately $3,176,000 compared to $2,723,900 in 2016. This is an improved performance of $452,100 or 16.6% compared to 2016.

Total Other Income (Expense)

For the 3 months ended September 30, 2017 and 2016, other expense was approximately $69,500 and $89,700, respectively, for a reduction of $20,200 or 22.6% as compared to 2016.

For the 9 months ended September 30, 2017 and 2016, other expense was approximately $113,400 and $213,900, respectively, for a reduction of $100,400 or 47.0% as compared to the same period in 2016.

Despite having a substantial revenue growth during the 9-month period, we have been able to curtail the need for increased borrowing. With the increased cash flow resulting from operational profits in 2017, we have also been able to eliminate the need for purchase order funding, substantially reduce director loans and reduced the daily funding requirements from Sterling National Bank, which has allowed us to substantially reduce the interest expense.

Provision for Income Tax

For the 3 months ended September 30, 2017 and 2016, the provision for income tax was approximately $ 390,000 and $24,400, respectively, an increase of $365,600 as compared to last year. As the Company has now offset its previous year's net operating losses, the Company must now provide for future income tax expense.

For the 9 months ended September 30, 2017 and 2016, the provision for income tax was approximately $920,000 and $37,000, respectively, an increase of $883,000 compared to last year.

Net Income

For the 3 months ended September 30, 2017, the Company had a net income of approximately $990,500 as compared to a net income of $1,489,800 in the same period last year, a reduction of $499,300.

For the 9 months ended September 30, 2017, the Company had a net income of approximately $2,142,600 as compared to a net income of $2,473,100 in the same period last year, a reduction of $ 330,500.

During the 9 months ended September 30, 2017, the Company has achieved record net revenue, record gross profit and record net operating income. This record performance was achieved after the Company provided for approximately $1,287,000 of increased operating expense mainly resulting from higher revenues and further investment for future revenue growth.
 During the 9 months ended September 30, 2017, the Company also provided for increased tax provision of $920,000 which is $883,000 higher than in 2016 and is the main reason why net income for the 9 months ended September 30, 2017 was approximately $330,500 lower than in 2016.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the 9 months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company had approximately $3,240,700 of cash on hand compared to $1,646,100 on December 31, 2016 an increase of $1,594,600 or 96.9%. Working capital of approximately $5,177,700 as of September 30, 2017, increased 85.6% as compared to $2,790,100 at December 31, 2016.

	For the Nine Months Ended
(In thousands)	September 30, 2017	September 30, 2016
Net cash provided by (used in):
Operating Activities	$2,142	$(3,740)
Investing Activities	$(48)	$(16)
Financing Activities	$(500)	$3,751
Total	$1,594	$(5)

With the Company's borrowing capability at Sterling National Bank, positive cashflow from operations, favorable payment terms with suppliers and as needed funding support from certain Company Directors, the Company has the financial resources needed to run operations and reinvest in the growth of our business.

Operating Activities

Cash flow provided by operating activities was approximately $2,141,800 in the 9 months ended September 30, 2017 compared with approximately $3,740,200 used in operating activities in 2016.  In the 9 months ended September 30, 2017, the net income of approximately $2,142,600 combined with a $224,300 decrease in inventory and a $731,500 decrease in accounts receivable helped to offset cash usage resulting from a $263,900 decrease in accounts payable, a $135,337 decrease in notes payable interest and an $831,700 decrease in accrued sales allowances. During 2016, the net income of $2,473,100 was offset by a large increase of $6,755,200 in accounts receivable.

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

Investing Activities

Cash used for investing activities for the 9 months ended September 30, 2017 was approximately $47,600 compared to $15,500 in 2016.  The Company continues to invest in new product molds and tooling.  With the product expansion into new LED home lighting categories, the Company's future capital requirements will increase.  Our Hong Kong management team has the task of negotiating favorable payment terms with factories which will reduce the amounts of upfront cash required to have available when initiating a new project.  Management believes that our cash flow from operations and additional borrowing will provide for these necessary capital expenditures.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2017 was approximately $499,600 compared to $3,750,500 provided by financing activities in 2016. During the period ended September 30, 2017, the Company repurchased and retired $250,000 of the Company common stock from Involve, LLC and paid off $257,100 of director's loans outstanding since 2010 and 2013 including all accrued interest. The Company was also able to maintain the Sterling Bank loan at $0 balance. The Company sold some outstanding warrants totaling $7,500.

Our ability to maintain sufficient liquidity is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on our liquidity, our ability to obtain financing, and our operations in the future.

At September 30, 2017, the Company was in compliance with all agreements pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of certain of our Directors will provide sufficient financial resources for the Company during 2017.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended September 30, 2017.

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

Item 1A.  Risk Factors.

As a "smaller reporting company," we are not required to provide information required by this Item 1A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the fiscal quarter ending September 30, 2017.

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
Dated:    November 14, 2017

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Financial Executive and Accounting Officer	Chief Operating Officer