Form 10-K
period 2017-12-31
CAPSTONE COMPANIES, INC.
filed 2018-03-28
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting Company.  See definitions of "large accelerated filer", "accelerated filer", "emerging growth company" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __   Accelerated filer ___   Non-accelerated filer ___   Smaller reporting Company [X]   Emerging Growth Company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 21, 2018, was approximately $23,523,182.

Number of shares outstanding of the Registrant's Common Stock as of March 21, 2018, is 47,046,364.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report") contains "forward-looking statements".  Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to: Company's future business and financial prospects; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like "expect," "anticipate," "hope," "project," "may," "should," "could," or similar words or variants thereof.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties, and actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company's control or ability to foresee.  The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Risk Factors" identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or "material" depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

PART I
Item 1.  Business

General

Capstone Companies, Inc. is a public holding company organized under the laws of the State of Florida.  The Company is engaged in the business of developing, marketing and selling consumer home LED lighting products through national and regional retailers in North America and in certain overseas markets. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities in Hong Kong. Capstone's products are targeted for applications such as home indoor and outdoor lighting. The lighting portfolio consists of stylish, innovative and easy to use consumer LED lighting products. The Company's products are sold under CAPI brand name, Capstone Lighting®, as well as under a nationally recognized licensed brand-named Hoover® Home LED. LEDs are now mainstream in consumer lighting products, and, as such, the Company believes that the component and production costs of LED lighting products will continue to lower due to technological and production developments, which should allow a smaller innovative company like ourselves to capitalize on products utilizing LED.  The Company's focus is the integration of LED into most commonly used lighting products in today's home. We continue to make key investments to ensure that we provide quality LED lighting products. The Company understands and strives to couple well made products with superior customer service.  Customer service is a vital part of consumer loyalty.  Capstone believes that it is positioned well to participate in these expanded product categories designed to fuel the Company's future growth.

The Company seeks to deliver strong, consistent business results and increasing shareholder returns by providing innovative products on a global basis that make consumer's lives simpler and safer while delivering revenue growth to the Company's retail partners.

The Company oversees and controls the manufacturing of its products, which are currently made in China by OEM contract manufacturers, through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Capstone believes it has commercially favorable payment terms with its OEM contract manufacturers which terms support the Company's growth.  The Company's direct import business model requires that shipments meet minimum order quantity or "MOQ" full container loads from its factories directly to retail customers shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming.  CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs.  Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products.  The Company continues to explore alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its ongoing supply chain strategic planning.

History of Our Business

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

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd ("CIHK") which provides support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company's other subsidiaries. CIHK is also engaged in selling the Company's products internationally.

The Company entered the LED consumer market eight years ago. At that time, it was clear to management that there was a significant opportunity for an innovative low-cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

Capstone was an early integrator in the introduction of lower cost LED lighting products that have distinctive aspects to create greater appeal to consumers.  The Company's product lines consisted of decorative lighting, outdoor fixtures, lighting with built-in power failure technology and safety and security.  The power failure lighting and security products were initially sold under its wholly – owned subsidiary Capstone Industries' brand name through 2015.

Commencing in 2014, Capstone explored and researched branding opportunities that would allow the Company to differentiate from its own Capstone Lighting® brand.  The underlying strategy enabled Capstone to effectively provide product to competing retailers within the same channel.

Through product differentiation and a visibly recognized brand launched in 2015, Hoover® Home LED became a Capstone success story.  The Company secured the North America trademark license for the Hoover® brand for LED lighting products.  The Hoover® name is a 100-year-old household iconic brand name. Hoover® is a registered trademark of Techtronic Floor Care Technology Limited. The overall licensed brand revenue has increased significantly in 2017 with the launch of 4 new products under the Hoover® Home LED brand and 1 new product under the Duracell® brand.

In the latter part of 2014, the Company concluded that conventional retail was going to undergo significant change in its LED product and vendor selections resulting from swift retail pricing adjustments.  Early LED light bulbs, that were deemed early technologies and were seen by the Company as too expensive and no longer appropriate for the market.  The early LED products did not look like light bulbs and were not marketed effectively in the opinion of the Company. As such, buying an LED light bulb was potentially confusing to the consumer.  Over the course of the next year, retail prices for early LED products plummeted and negatively impacted the supply chain.  Capstone forecasted this outcome and determined to focus its primary marketing approach towards the warehouse club channel where low retail mark-ups circumvented this market condition.  The Company was timely in this strategic market entry and benefited from the limited number of vendors competing in this arena.  The Company concluded that larger LED bulb suppliers were concerned with protecting retail price positions and they could not, as such, effectively market their brands in both conventional retail channels and warehouse club channels.

Over the course of the next three years, Capstone positioned itself in the warehouse club channel and posted successive revenue growth while delivering strong gross margins. As discussed below under "Products and Customers,".  The Company is currently expanding its distribution into international home improvement centers that accept Capstone's direct import model.  The Company is distributing Capstone Lighting, Hoover® Home LED and will offer private label programming to international accounts where the Company's brands are less relevant to consumer choice.

The Company's operations consist of one reportable segment for financial reporting purposes: Lighting Products.

LED Lighting Industry Trends

High Energy Costs Drive LED Adoption:

As a result of rising electricity prices and environmental concerns (as shown by U.S. Energy Information Administration studies), particularly within dense urban areas already impacted by high energy costs, consumers seek new technologies to reduce energy consumption. LEDs are 60% more efficient than fluorescent lighting and represent significant savings for consumers.  U.S. Environmental Protection Agency predicts widespread consumer use of LED lighting by 2020, especially if public utility programs encouraging consumer use of LED lighting continues.

Technological Maturity:

The technological advancement of LED lighting has surpassed traditional lighting performance in terms of brightness, efficiency, lamp life, safety, maintenance reduction and color -rendering. This maturity continues to drive growing market adoption. According to the U.S. Department of Energy study, LED market share is expected to account for $72 billion of the $105 billion general in the global lighting market by 2020.

Cost Comparison:

Market forces, including competitive pressure, greater manufacturing efficiencies and increased technology adoption among consumers, continues to significantly drive down LED prices. U.S. Environmental Protection Agency 2017 report shows that LED lighting uses 70-90% less energy than traditional incandescent lighting, lasts 15 times longer and has significant savings in energy costs.   The increasing efficiencies and savings of LED lighting as well as public utility programs to encourage use of LED lighting   has led to the global market experiencing increased LED adoption.

Superior Efficiency:

Since the introduction of the first visible LED in the 1960s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. In the mid-1990's, LEDs became capable of emitting blue light. With the advent of the blue LEDs combined with phosphor technology, LEDs made another technological advancement by emitting white LEDs. This breakthrough enabled LEDs, through its full color spectrum output capabilities, to compete with preferred color temperatures achieved by traditional lighting solutions.

In an effort to lower energy consumption, lighting developers are focused on increasing the "lumens per watt". The more lumens per watt, the more energy efficient the product is. Today's LEDs are significantly more efficient than the typical fluorescent light sources.

Social Responsibility:

LED lighting solutions provide a significant opportunity for consumers to meet environmental goals. LEDs do not contain mercury, unlike fluorescent lighting, which can be harmful to the environment, do not emit ultraviolet radiation, typically do not contain glass, and are 100% recyclable.

Our Growth Strategy

The global lighting market has undergone a transition driven by rapid advancements in the performance, efficiency and cost of energy-efficient LED lighting products.  LED lighting products offer numerous advantages for the user which are driving demand (improved light quality, durability, longer life, cooler temperatures, lower cost of operation). As the cost of LEDs decreases while performance improves combined with increased consumer education, we expect the LED lighting technology to continue to expand its share of the general illumination market. These advantages in addition to increased regulatory requirements banning inefficient lights   are expected to continue to accelerate the adoption of energy efficient LED technologies and lighting products.

Target Markets:  Our objective is to become recognized as a leading-edge LED lighting company, "Rapidly Imbedding Technologies into Consumer Products. "

•
As the LED lighting market continues to build momentum, becoming a major provider of LED lighting in the market place requires expanding relationships with the buying teams for national retailers. We plan to continue to strengthen those relationships and expand into other departments or indeed other channels of distribution through those relationships.

•	We plan to continue to refine and improve our lighting products portfolio and expand into another product segments through the efforts our research and development team.

•
By introducing new products and expanding sales of existing products and continuing to increase our sales volumes, we believe that we can continue to improve operational efficiency by further reducing cost of materials, components and manufacturing costs, allowing us to maintain very competitive price points in the market place.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have and will continue to serve as a foundation for its business strategy:

In North America, the Company is highly recognized in several LED product niches.  Capstone believes that the specialized nature of its existing niche categories, and the market share that it has provided has allowed us to introduce and launch its expanded LED Home Lighting programs.

The Company believes its multiple brand strategy is important in maintaining competitiveness in the marketplace. Capstone Lighting®, Hoover® Home LED and Duracell® have proven successful in meeting expectations at the point of sale.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.  Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.

From a market perspective, Capstone's branding strategy is focused on establishing multiple trusted brands allowing for a broader reach into various channels.  Capstone Lighting® (2008), Hoover® Home LED (2015) and Duracell® has contributed to expanding the Company's retail position.  All brands are currently available in the marketplace.

Product Quality: We offer quality products allowing consumers to maximize the benefits of adopting LED products. We design, manufacture and sell quality and reliable products across all of our brands with functional advantages that are cost competitive. We achieve this, in part, through a combination of sourcing quality LEDs, stringent manufacturing quality control and conducting rigorous third-party product testing. To deliver cost-competitive products, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary manufacturing process.

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

Authoritative Knowledge: We invest in employees and manufacturers with extensive knowledge, understanding and experience of lighting technology, and regulatory environments that enables us to continue to provide superior quality products and service for our customers.  Our management team has demonstrated its ability to drive organic growth.

With respect to the Company's goal of sustained profitability, the challenge has been and remains to achieve greater profit margins from our product lines by either innovative products that induce consumers to pay a higher purchase price or increased efficiencies in producing and selling products that sustain attractive pricing.  This challenge confronts many consumer product companies. Capstone believes that appropriate use of OEM capabilities in innovation and production coupled with design that appeals to consumers are critical factors in meeting this challenge, especially for a smaller or niche competitor.

Due to the extensive, modern manufacturing, design and engineering capabilities with the Company's OEM contract manufacturers, and the lower unit costs in China, Capstone believes that it is more economical and efficient to continue to manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, the Company believes this Chinese manufacturing resource gives the Company the level of innovation, production cost and quality that allows Capstone to be competitive with larger competitors in the United States.  However, as design technologies can influence the degree of hand labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China to be challenged.  The Company periodically evaluates alternative OEM manufacturing within and outside the Pacific Rim.

The Company has expanded CIHK's operations in Hong Kong, with personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our OEM factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.  In anticipation of possible Company growth, we have continued our investment in CIHK in an effort to ensure that the overseas factory performance meets our stringent operational tolerances to maintain our competitiveness and operational excellence.

Perceived Weaknesses

The Company does not have its own established, extensive e-commerce operation for marketing and selling products.  We rely on e-commerce or Internet marketing and sales by retailers or online companies like Amazon.com.  As consumers move increasingly to buying consumer goods online or through e-commerce, as witnessed by the growth of online companies like Amazon.com, the Company may have to devote capital and resources to developing its own e-commerce operation for its products to maintain or grow sales of products.   If an extensive, Company operated e-commerce operation is developed, it may fail to maintain or grow product sales.  The cost of any Company operated e-commerce operation may also divert capital from the brick-and-mortar retail products sales operations.

The Company does not have the financial, marketing and technological depth of some of its larger competitors in the LED consumer lighting industry.  The greater resources of competitors pose an ongoing threat of predatory pricing and marketing designed to undermine our competitiveness or to preclude entry into new geographical markets.  We believe the strength of our OEM contract manufacturing, the quality of our products and the power of online and social media in consumer decisions compensate to some extent for any inability to match larger competitors' advantages in resources.

Unexpected changes in lighting technology pose a threat to every company in the LED consumer industry.

Products and Customers

The Company has expanded its product positioning through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and  include the following products that are reported under one segment : Lighting Products:

•	Wireless Remote-Controlled LED Accent Lights
•	LED Under Cabinet Lights
•	LED Gooseneck Lantern
•	LED Solar Patio Lights
•	LED Motion Sensor Lights
•	LED Wall Utility Lights
•	CPC Power Failure Bulbs
•	Wireless Remote-Control Outlets

These product offerings encompass solutions for various residential lighting applications for interior and outdoor use.

Such product expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Sam's Club, The Container Store and Wal-Mart. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer markets and international market.  While Capstone has traditionally generated the majority of its sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has expanded its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing more products into foreign market channels as well.  The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom.  This continues to be a promising distribution channel with international sales for the year ended December 31, 2017, of $1.8 million or 5% of net revenue compared to $2.4 million or 8% of net revenue for the same period in 2016. Based on Capstone's experience in the industry, the Company's Chinese contract manufacturing resources and focus on well designed, practical products, Capstone believes the Company is well positioned to become a leading manufacturer in the growing LED home lighting and security lighting segments.  The Company's efforts to achieve such a goal are ongoing.  Capstone believes it will maintain its revenue growth because of the ability to deliver unique products on time, the quality reputation of its products, business relationships with Capstone's retailers and the aggressive product expansion strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's ability to fund the pursuit of our goals remains a constant, significant factor.

With the Company's branded lighting categories, Capstone has a comprehensive product offering for its niche in the industry.  The Company believes that it will provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which should add diversity to the Company's revenues and cash flows sources.  Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.  The Company believes in its ability to serve retailers with a broad array of branded products and quickly introduce new products to continue to allow Capstone to further penetrate its existing customer bases, while also attracting new customers. The Company's primary, perceived challenge is creating sustained consumer demand for its products in a growing number of markets and attaining sustained profitability, which challenge is complicated by the cost of new product development and costs of penetrating new markets.

Sales and Marketing

We continue to make investments to expand our sales, marketing, technical applications support and distribution capabilities to sell our lighting products. We market and sell our LED products through our internal sales team and agency networks. Generally, our agencies are recruited, trained and monitored by us directly. We maintain a firm policy on the use of our name for branding our LED lighting products. The Company's products are marketed primarily through a direct independent sales force.  The sales force markets the Company's products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites.  The Company actively promotes its products to retailers and distributors at North American trade shows but relies on the retail sales channels to advertise its products directly to the end consumer.  All sales activities at major account levels involve direct executive management participation.

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

Capstone depends on Amazon.com and other retail e-commerce sites as they are the most cost efficient and effective approach for the Company.  We maintain a Facebook1 website at https://www.facebook.com/powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed a specific Social Media campaign based on third party sponsors or promoters.

Competitive Conditions

The consumer LED products and small electronics businesses are highly competitive and rapidly evolving markets, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by brand perceptions, product performance and value perception, customer service and price.  The Company's principal lighting competitors in the U.S. are Energizer, Feit Electric and Jasco (GE).  The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Wal-Mart offer lighting as part of their private branded product lines.  Many of the Company's competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.  Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting its expansion efforts or price competition.  Moreover, if one or more of the Company's competitors were to merge, the change in the competitive landscape could adversely affect our customer distribution channel.

1 Facebook is a registered trademark of Facebook, Inc.

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

Research, Product Development, and Manufacturing Activities

The Company's research and development department based in Hong Kong designs and engineers many of the Company's products, with collaboration from its third-party manufacturing partners.  We outsource the manufacture and assembly of our products to a number of contract manufacturers overseas. Their focus is to introduce product with technology, increasing functionality, enhanced quality, efficient manufacturing processes and cost reductions.  CIHK also establishes strict engineering specifications and product testing protocols for the Company's contract manufacturers' factories and ensure the factories adhere to all Chinese Labor and Social Compliance Laws.  Under the current political regime in China, sudden and unexpected changes in such laws are possible and could impact the Company's business or financial performance by increasing the cost or ease of conducting business.

These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and lot testing is conducted at the contract manufacturers facility and also at 3rd party testing laboratories overseas.

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

To successfully implement Capstone's business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations.

Capstone will continue to invest in this area as the Company expands the number of products being developed and as it moves into more technical and innovative product categories.  These costs are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials used by Capstone are sourced in China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company's specifications and provide the necessary facilities and labor to manufacture the Company's products.  Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product.   In order to ensure the consistent quality of Capstone's products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer.  These procedures are additional to the manufacturers' internal quality control procedures and performed by Company staff.

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

Distribution and Fulfillment

Since January 2015, the Company has transferred its U.S. domestic warehousing and distribution needs to a third-party warehousing facility situated in Anaheim, California.  The warehouse operator provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software.  The warehouse operator provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.  These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if the Company needed to establish an east coast distribution point.  This relationship, if required, will allow us to fully expand our U.S. distribution capabilities and services.

Royalties

We have, from time to time, entered into agreements whereby we have agreed to pay royalties for the use of nationally recognized licensed brands on Company product offerings. Royalty expense incurred under such agreements is expensed at the time of shipment.

Royalty expenses related to such agreements for the fiscal years 2017 and 2016 were $1,282,210 and $496,166 respectively.  This expense increase resulted from increased sales of the Hoover® Home LED branded products and increased sales resulting from the addition in 2017 of the Duracell® brand to a specific product.

Seasonality

Sales for household products and electronics are seasonally influenced. Certain gift products cause consumers to increase purchases during key holiday winter season of the fourth quarter, which requires increases in retailer inventories during the third quarter. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and power failure light sales. Historically, the LED products had seasonally lower sales during the first quarter due to the Chinese New Year holiday as factories are closed and shipments are halted during this period.

Intellectual Property

CAPC subsidiary, CAPI, owns a number of U.S. trademarks and patents which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents.  These include the following trademarks: Exclusive license and sub-license to Power Failure Technology; Capstone Power Control, Timely Reader, Pathway Lights, and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  We also have a number of patents pending; Puck Light (cookie), Puck Light Base, Multi-Color Puck Lights, LED Dual Mode Solar Light, Integrated Light Bulb (Coach Light), LED Gooseneck Lantern, Spot Lights, Security Motion Activated Lights, Under Cabinet Lighting and Bathroom Vanity Light.  CAPC periodically prepares patent and trademark applications for filing in the United States and China.  CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC's ability to compete effectively in the power failure, portable lighting, and LED Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

While the Company may license third party technologies for its products, or may rely on other companies for design, engineering and testing, the Company believes that its oversight of design and function of its products and its marketing capabilities are significant factors in the ability of the Company to sell its products.

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

We rely on trademark, trade secret, patent, and copyright laws to protect our intellectual property rights.  We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license intellectual property rights from others to support new product introductions.  There can be no assurance that w~~e~~ can acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us.  Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others or will not be successfully challenged by others in lawsuits.  We do not have a reserve for litigation costs associated with intellectual property matters.  The cost of litigating intellectual property rights claims may be beyond our financial ability to fund.

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

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations.

Employees

As of December 31, 2017, we employed 7 employees in our U.S. office and 7 employees in our Hong Kong operation.  We consider our relations with our employees to be good with none of our employees being subject to collective bargaining agreements.  We have no part-time workers.

The following table sets forth the number of employees by function:

Employee Function	Number of Employees
Executive	3
Sales/Customer Service/Distribution	4
Research & Development/Technology/Product Development	4
Administrative	3
TOTAL	14

Corporate Information

Our principal executive offices are located at 350 Jim Moran Blvd., Suite #120, Deerfield Beach, Florida, USA 33442. Our telephone number is (954) 570-8889 and our website is located at www.capstonecompaniesinc.com. Our U.S. subsidiaries operate out of our principal executive offices.

We file our financial information and other materials required under the Exchange Act electronically with the SEC.  These materials can be accessed electronically via the Internet at www.sec.gov.  Such materials and other information about the Company are also available through our corporate website.

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

CIHK is subject to the laws of Hong Kong SAR.  In light of the specific operational role of CHK in our company, we do not believe that such regulation poses a significant risk factor in terms of the business and financial condition of the Company.

Working Capital Requirements and Financing

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

The Company's ability to maintain sufficient working capital is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company's working capital, ability to obtain financing, and its operations in the future.  However, achieving expected results as accomplished in 2017 and 2016, has increased working capital, provided the Company with liquidity and has allowed for the repayment of all outstanding bank notes and old related party loans.

Continued product expansion are critical requirements to ensure the Company's continued revenue growth.  Such projects are never held back because of funding shortfalls.  The Company budgets for such projects and if necessary certain members of the Company's senior management and Board of Directors have supplemented the cash flow needs as required through short term loans.

On September 8, 2010, in order to support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at the time of closing was 5%.

As of December 31, 2017, the base management fee is now equal to .30% and the interest rate on the loan was 6.50%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables.

As of both December 31, 2017 and 2016, the balance due to Sterling National Bank was $0.

As of December 31, 2017, the maximum amount that can be borrowed and available on this credit line is $7,000,000.

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

These risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Our operating results are substantially dependent on the acceptance of new products.

Our future success may depend on our ability to deliver new, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

•	achievement of technology breakthroughs required to make commercially viable products;
•	the accuracy of our predictions for market requirements;
•	our ability to predict, influence and / or reach to evolving standards;
•	acceptance of our new product and systems designs;
•	our timely completion of product designs and development; and
•	our ability to effectively transfer increasingly complex products and technology from development to manufacturing.
If any of these or other similar factors becomes problematic, we may not be able to deliver and introduce new products in a timely or cost-effective manner.

We face significant challenges managing our growth strategy.

Our potential for growth depends significantly on the adoption of our products within the markets we serve and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

•	expand the capability of information systems to support a more complex business;
•	to secure and expand sufficient third-party manufacturing resources, to meet customer demand;
•
manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials and components with the required specifications and quality, and deliver on time to our third-party manufacturing facilities, or our logistics operations;

•	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;
•	manage organization complexity and communication;
•	expand the skills and capabilities of our current management team;
•	add experienced senior level managers and executives;
•	attract and retain qualified employees; and
•	adequately maintain and adjust the operational and financial controls that support our business.
We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. While we intend to focus on managing our costs and expenses, over the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In connection with our efforts to cost-effectively manage our growth, we rely on contract manufacturers for production capacity. If our contract OEM manufacturers, original design manufacturers (ODMs) or other service providers do not perform effectively, we may not be able to achieve the expected cost and may incur additional costs to fulfill customer demand. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs. There are also inherent execution risks in starting up a new contract manufacturer factory or expanding production capacity of our existing contract OEM manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results.

We operate the executive operations with a relatively small number of personnel.  We may have to increase the number of our personnel in the future to handle any growth or expansion of product lines.  Our ability to find and retain qualified personnel when needed by our growth or existing operations will be an important factor in determining our success in coping with growth or efficiently handling existing operational burdens.  The Company also intends to develop a plan to develop future operational executives as part of prudent business planning.

If we are unable to effectively develop, manage and expand our sales channels for our products, our operating results may suffer.

As we grow our business and expand into business channels that are different from those in which we have historically operated, those retailers may alter their promotional pricing or inventory strategies, which could impact our targeted sales of these products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products.

The markets in which we operate are highly competitive and have evolving technical or consumer requirements.

The markets for our products are highly competitive. In the consumer LED lighting market, we compete with companies that manufacture and sell traditional LED lighting products, we compete with companies that have greater market share, name recognition and technical resources than we do. Competitors continue to offer new products with aggressive pricing. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.

With the growth potential for consumer LED lighting products, we will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand the LED lighting market is likely to become more competitive with additional pricing pressures.

As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce more efficient and lower cost LED lighting products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

As is true in any consumer product industry, the ability of a company to respond to changing consumer tastes and purchasing habits is key to success in consumer products.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The lighting industry is highly competitive. In the consumer LED lighting markets in which we sell, our products compete with lighting products utilizing similar LED lighting technology provided by larger and longer-established consumer lighting companies. Management expects competition to intensify in the future. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. Our competitors may acquire or be acquired by, receive investments from or enter into other business relationships with, larger, well established and well-financed competitors. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to product development. It is difficult to effectively compete with companies that have these resources, so we cannot assure that we will ever become a significant company in the industry.

If our products fail to perform or fail to meet customer requirements or expectations, we could incur significant additional costs, including costs associated with the recall of those items.

The manufacture of our products involves complex processes.  Our customers specify quality, performance and reliability standards that we must meet.  If our products do not meet these standards, we may be required to replace or rework the products.  In some cases, our products may contain undetected defects that only become evident after shipment and used by consumers.  Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed resulting in product failures and creating customer satisfaction issues.

If failures or defects occur, they could result in significant losses or product recalls due to:

•	costs associated with the removal, collection and destruction of the product;
•	payments made to replace product;
•	costs associated with repairing the product;
•	the write-down or destruction of existing inventory;
•	insurance recoveries that fail to cover the full costs associated with product recalls;
•	lost sales due to the unavailability of product for a period of time;
•	delays, cancellations or rescheduling of order for our products; or
•	increased product returns.

A significant product recall could also result in adverse publicity, damage to our reputation and a loss of customer or consumer confidence in our products. While we believe that product liability for consumer LED products is not significant or widespread, we could face product liability lawsuits or regulatory proceedings by the Consumer Product Safety Commission (CPSC) and could suffer losses from a significant product liability judgment or adverse CPSC finding against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard to the public.

We provide warranty periods of 1 year on our products. Although we believe our warranty reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.

We rely on a number of key manufacturers to supply our products.

We depend on a number of key suppliers who manufacture our products.  Although alternative manufacturers with similar manufacturing capabilities are available, qualification and certification of many of these alternative manufacturers could take up to six months or longer to finalize.

Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if an economic downturn negatively affects key suppliers or a significant number of our other suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting customer order requirements. If we were to lose a key supplier, if our key suppliers were unable to support our demand for any reason or if we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

We rely on arrangements with independent shipping companies for the delivery of our products from vendors and to customers both in the United States and abroad. The failure or inability of these shipping companies to deliver products or the unavailability of shipping or port services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security.

We depend on a limited number of retail customers for a substantial portion of our revenue, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results.

We receive a significant amount of our revenue from a limited number of customers. Most of our customer orders are made on a purchase order basis, which does not generally require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing their own product solutions; choosing to purchase from our competitors or incorrectly forecasting end market demand for their products. Retail customers may alter their promotional pricing; increase promotion of competitors' products over our products; or reduce their inventory levels; all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers' purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

Our results may be negatively impacted if customers do not maintain their favorable perception of our brand or licensed brands and products.

Maintaining and continually enhancing the value of the Company's brand or licensed brands is critical to the success of our business. Brand value is based in large part on customer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), a failure to maintain the quality of our products (whether perceived or real), the failure of our products or Capstone to deliver consistently positive consumer experiences. Damage to our brand or licensed brands, reputation or loss of customer confidence in our brands or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.

Global economic conditions could materially adversely impact demand for our products and services.

Our operations and performance depend significantly on economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services and, accordingly, on our business, results of operations or financial condition.

Additionally, our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar. In addition, our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies.

U.S. President Donald J. Trump announced steel and aluminum tariffs in March 2018.  These tariffs may provoke a trade war between China and the U.S. and such trade conflict could affect our business – as we produce our products in China. The possibility and extent of any trade conflicts and such a conflict's impact, if any, on our business or growth is uncertain as of the date of the filing of this Report.

Our operations in foreign countries expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.

We have revenue, operations and contract manufacturing arrangement in overseas that expose us to certain risks.  Fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements.  We are also subject to other types of risks, including the following:

•	protection of intellectual property and trade secrets;
•
tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules;

•	rising labor costs or labor unrest;
•	difficulties in staffing and managing international operations;
•	the burden of complying with foreign and international laws; and
•	adverse tax consequences;
•	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful; and
•	political conflict or trade wars affecting our efforts to conduct business abroad.
Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business in the future or may require us to significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations.

Our results of operations and financial condition could be seriously impacted by security breaches, including cybersecurity incidents.

Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of our assets, business disruptions, loss of property, and confidential business information. Such attacks could result in unauthorized parties gaining access to at least certain confidential business information. However, to date, we have not experienced any financial impact, changes in the competitive environment or business operations that we attribute to such attacks. Although management does not believe that we have experienced any security breaches or cybersecurity incidents, there can be no assurance that we will not suffer such attacks in the future. We actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, such events could adversely affect our business, financial condition or results of operations.

Acts of God or catastrophic events may disrupt our business.

A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our subcontractors' locations. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers, which could cause delays in new orders, delays in completing sales or even order cancellations.

CAPC's inadequate or expensive funding and financing alternatives.

CAPC's current short-term debt level as of December 31, 2017, was $0 as compared to $1,321,721 as of December 31, 2016.  Our current funding availability consists of private placement note agreements from insiders and the Sterling National Bank financing agreement to fund investment, operations, and debt service as required. Declines in our operating cash flows or earnings performance, foreign currency movements, or other unanticipated events, could negatively impact our ability to reduce outstanding debt as planned. If we have a shortfall in revenues without a corresponding reduction to expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing).  Such financing would dilute the position of existing shareholders and put negative pressure on the market price of our Common Stock while possibly failing to provide adequate and ongoing working capital for the Company and its operations.

Other adverse consequences could include:

•	a significant portion of CAPC's cash from operations could be dedicated to the payment of interest and principal on our debt, which could reduce the funds available for operations;
•	the level of our debt could leave CAPC vulnerable in a period of significant economic downturn; and
•	CAPC may not be financially able to withstand significant and sustained competitive pressures

Currency fluctuations may significantly increase CAPC's expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of CAPC's sales in 2017 were transacted in U.S. dollars.  The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the Company volumes continue to increase, the leveraged buying power has enabled the Company to minimize the impact on costs. The recent economic crises revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which CAPC and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

Litigation could adversely affect our operating results and financial condition.

While the Company is not subject to any significant litigation actions, defending against potential litigation will likely require significant attention and resources and, regardless of the outcome, result in significant legal expenses, which could adversely affect our results unless covered by insurance or recovered from third parties. If our defenses are ultimately unsuccessful or if we are unable to achieve a favorable resolution, we could be liable for damage awards that could materially affect our results of operations and financial condition.

Our business may be impaired by claims that we, or our customers, infringe the intellectual property rights of others.

Litigation between competitors over intellectual property rights can be a common business practice in an industry as a means to protect or gain market share. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

•	pay substantial damages;
•	indemnify our customers;
•	stop the manufacture, use and sale of products found to be infringing;
•	discontinue the use of processes found to be infringing;
•	expend significant resources to develop non-infringing products or processes; or
•	obtain a license to use third party technology.

There can be no assurance that third parties will not attempt to assert infringement claims against us, or our customers, with respect to our products. We have also promised certain customers that we will indemnify them in the event they are sued by our competitors for infringement claims directed to the products we supply. Under these indemnification obligations, we may be responsible for future payments to resolve infringement claims against them. We do not maintain a reserve for intellectual property rights litigation liabilities.

If CAPC fails to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

CAPC relies on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  In particular, our trademarks are of material importance to our business and are among our most important assets. In 2017, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  In addition, CAPC owns a number of patents; patent applications and other technology which CAPC believes are significant to our business.

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

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

To a significant extent, our success will depend on our senior management team, including the Chairman and Chief Executive Officer Mr. Stewart Wallach and other members of the executive team. The loss of any of these individuals could severely harm the business. Our success also depends on our ability to identify, attract, hire, train and retain highly skilled technical, managerial, and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. The inability to attract and retain such highly skilled personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of international business activities or the adoption of other tax reform policies.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Reform Act, was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate.  The impact of the Tax Reform Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Tax Reform Act was enacted. If we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We expect that the requirements may increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We review and, if necessary, refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Any weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting.

Item 1B.  Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2017.

Item 2.  Properties.

Neither the Company nor its operating subsidiaries own any real properties or facilities.  CAPC and Capstone share principal executive offices and operating facilities. The Company located its principal executive offices and sole operations facility at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County. This space consists of 4,000 square rentable feet.

Capstone entered into a lease agreement for the same office space. The lease agreement, dated January 17, 2014, and effective February 1, 2014, had a 3-year term with a base annual rent of $87,678 paid in equal monthly installments. The Company had the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term.

Effective February 1, 2017, the Company renewed the lease for 3 years ending January 31, 2020 with a base annual rent of $92,256 and with a total rent expense of $281,711 through the term of the agreement. Under the lease agreement, Capstone is responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

CIHK entered into a two-year lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The agreement was for the period from February 17, 2014, to February 16, 2016.  This lease had a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. This lease was extended for a further three (3) months until May 16, 2016. The lease has been further renewed for another (12) months ending May 16, 2017 with a base annual rate of $48,775 and was further extended for another (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments. The Company entered into a six (6) month rental agreement from December 1, 2016 until May 31, 2017 and was further extended until December 31, 2017 for showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. The monthly rent is $1,290 with total rent for the period costing $7,742. This agreement has been further extended until December 31, 2018.

The future lease obligation under these agreements are as follows and are reported in U.S. Dollars:

Year Ended December 31,	US	HK	Total
2018	$93,855	$38,060	$131,915
2019	95,570	-	95,570
2020	7,964	-	7,964
2021	-	-	-
Total future lease obligations	$197,389	$38,060	$235,449

Rent expense amounted to $163,060 and $144,181 for the years ended December 31, 2017 and 2016, respectively

Item 3.  Legal Proceedings.

We are not a party to any material pending legal proceedings and, to the best our knowledge, no such action by or against us has been threatened.  From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.  Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on our financial position, results of operations or cash flows.

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

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on The OTC Markets Group, Inc.'s QB Tier under the trading symbol "CAPC".  The Company's Common Stock, $0.0001 par value, ("Common Stock") commenced quotation on the QB Tier on August 22, 2016.  Prior to August 22, 2016, the Common Stock was quoted on The OTC Markets Group, Inc. Pink Tier under the "CAPC" trading symbol.  The Company considered but has not acted and may not act on seeking quotation of the Common Stock on The OTC Markets Group, Inc. QX Tier.  The Company will not seek quotation of its Common Stock on the QX Tier unless and until the Company's business and financial condition warrant such an application to quote the Common Stock on the QX Tier or another stock quotation system.

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

As of December 31, 2017, there were approximately 291 holders of record (excluding OBO/Street Name accounts) of our Common Stock and 47,046,364 outstanding shares of the Common Stock.  The following table shows the high and low bid prices of the Common Stock as quoted on The OTC Markets Group, Inc. by quarter, during each of our last two fiscal years ended December 31, 2017 and 2016.  These quotes reflect inter-dealer prices, without retail markup, markdown, or commissions and may not represent actual transactions.

The information below was obtained from information provided from The OTC Markets Group, Inc. for the respective periods.

	2017		2016
	High	Low	High	Low
1st Quarter	.5000	.2500	.3495	.2325
2ndQuarter	.7350	.4525	.4350	.2550
3rd Quarter	.6500	.4500	.4500	.2500
4th Quarter	.5800	.4000	.4950	.3200

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

Recent Sales of Unregistered Securities

Except as set forth herein or reported in our Information Statement filed December 19, 2017, we have no recent sales of unregistered securities that have not been previously reported in filings with the SEC.

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

On December 15, 2017, the Company's Board of Directors approved an extension of the Company's stock repurchase plan for up to $750,000 through June 30, 2018.

The following summarizes any purchases of the Common Stock under the stock purchase program:

Fiscal Period	Number of Shares Repurchased	Aggregate Purchase Price
FY 2017	1,666,667	$250,000
Total	1,666,667	$250,000

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Report contain forward-looking statements~~,~~ that involve risks and uncertainties.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms.  Forward-looking statements are not guarantees of future performance and CAPC's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading "Risk Factors," which are incorporated herein by reference.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.  All information presented herein is based on CAPC's fiscal year 2017 results.  Unless otherwise stated, references to particular years or quarters refer to the CAPC's fiscal years ended in December and the associated quarters of those fiscal years. CAPC assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Summary

The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief discussion of our business products, key factors that impacted our performance and a summary of operating results. The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

Capstone Companies, Inc. ("CAPC," "Capstone", "Company," "we" or "us") is a public holding company headquartered in the United States (organized under the laws of the State of Florida) and has its principal executive offices in Broward County, Florida and operating offices in Hong Kong.  The Company designs, markets and sells diverse LED lighting products for indoor and outdoor applications with the primary market in the United States and also distributed in leading (big box) retailers and home centers internationally including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand, United Kingdom.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.  CIHK resident management team has extensive experience with low cost off shore OEM manufacturing and is led by an industry leader that has provided sourcing and procurement services to such recognized companies as Circuit City and Dicks Sporting Goods.  Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.  The Company entered the LED consumer market nine years ago, at that time it was clear there was a significant opportunity for an innovative low-cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

Capstone was early in the introduction of lower cost LED lighting products that have distinctive aspects to create greater appeal to consumers.  The Company's has expanded its lighting product lines which consist of decorative lighting, outdoor fixtures, lighting with built-in power failure technology and safety and security.  The power failure lighting and security products were initially sold under its wholly – owned subsidiary Capstone Industries' brand name through 2015.

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

In 2017 the Company negotiated a License agreement with Duracell® and successfully launched a new lighting product.

The Company is currently expanding its distribution into international home improvement centers that accept Capstone's direct import model.  The Company is distributing Capstone Lighting®, Hoover® Home LED and Duracell® products and the Company will offer private label programming to international accounts where the Company's brands are less relevant.

To date the Company maintains and supplies eight core lighting products The Company follows a closely defined business strategy to develop and increase market leadership positions in these key product offerings.  These product offerings are prioritized based on their capacity to maximize the use of the Company's core competencies and to deliver sustainable long-term growth.

The Company's ongoing strategy is to develop and maintain positions of innovative and technical leadership in its chosen markets and leverage those positions to grow the amount of volume of product sold to those markets. Historically, Capstone sought to find niche product opportunities that may have been overlooked or underexploited by competitors and were open to new concepts by the buying community.  This approach sought to improve the odds for the Company to win a profitable niche of the market share.

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

Looking forward, the Company expects global macroeconomic and market conditions to remain highly challenging for its consumer products.  The global marketplace in which Capstone operates in remains highly competitive and in certain markets competition consists of large multi-national companies, some of which may have greater resources than the Company does. While the Company has taken, and will continue to take, measures to address the heightened competitive activity, should these conditions persist, they could adversely affect the Company's future results.  The Company believes it is well prepared to meet the challenges ahead due to its, experience operating in challenging environments and continued focus on Capstone's strategic initiatives: effectiveness and efficiency; innovation; and leadership.  This focus, together with the perceived increasing strength of the Company's global brand recognition, should position the Company to provide shareholder value over the long-term.

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

Principal Factors Affecting Our Financial Performance

There are a number of industry factors that affect our financial performance which include, among others:

•
Overall Demand for Products and Applications using LED Lighting. Our potential for growth depends significantly on the continued adoption of LEDs in the consumer product market place, and our ability to develop new applications for this market.   The Company's products are more of a discretionary than essential consumer purchase and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand for our products. Uncertainty over global economic conditions that may affect the U.S. economy is not conducive to consumer purchases of our category of consumer products. These uncertainties make demand difficult to forecast for us and our customers.

•
Intense and Constantly Evolving Competitive Environment. Competition in the market place we serve is intense. Many companies have made significant investments in product development, production equipment and product marketing. Product pricing pressures exist as market participants often initiate pricing strategies to gain or protect market share. To remain competitive, market participants must continuously increase product performance or functionality, reduce costs and develop improved ways to support their customers. To address these competitive measures, we invest in research and development activities to support new product development, lower product costs and deliver higher levels of performance and product functionality to differentiate our products in the market.

•
Profit Margins.  The Company needs to release products with profit margins that produce profitability on a sustained basis and concurrently control the marketing costs required to sustain or grow market share.

•
Technological Innovation and Advancement.  Innovation and advancements in LEDs and lighting technologies continue to expand the potential applications for our products. However, new technologies could emerge, or improvements could be made in existing technologies that could reduce or limit the demand for our existing products.  Through research and development, the Company needs to identify these emerging technologies or identify new functionality using these technologies to differentiate its products from competitors' products, increase consumer demand for our products and foster consumer willingness to pay a higher product purchase price.

•	Affordable Funding. The Company needs access to affordable funding to support new product development and new market penetration.

•
Intellectual Property Issues.  Market participants rely on patented and non-panted proprietary information relating to product development and other core competencies of their business. Protection of intellectual property is critical. Therefore, steps such as patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. To enforce or protect intellectual property rights, litigation or threatened litigation is common.

The Company does not maintain a litigation reserve for any legal challenge to its intellectual property rights.

Results of operations

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sales contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2017 represented 95.1% of revenue and we expect that region to continue to be the major source of revenue for the Company. However, we also derive a portion of our revenue from overseas which we also expect to grow.  All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers, associated duties and inbound freight. In addition, our cost of goods sold also include inventory adjustments, warranty claims/reserves and freight allowances. We source our manufactured products based on customer orders.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, our ability to reduce product costs and fluctuations in the cost of our purchased components.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of licensed brands royalties, sales representatives commissions, advertising and trade show expense and costs related to employee's compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
(In Thousands)
	December 31, 2017		December 31, 2016

	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$36,753	100.00%	$30,630	100.00%
Cost of sales	27,911	75.94%	$23,232	75.85%
Gross Profit	8,842	24.06%	7,398	24.15%
Operating Expenses:
Sales and marketing	2,267	6.17%	1,224	4.00%
Compensation	1,612	4.39%	1,434	4.68%
Professional fees	550	1.50%	365	1.19%
Product development	377	1.03%	327	1.07%
Other general and administrative	805	2.19%	705	2.30%
Total Operating Expenses	5,611	15.27%	4,055	13.24%
Operating Income	3,231	8.79%	3,343	10.91%
Other Income (Expense)
Interest income	-	-	27	0.09%
Interest expense	(122)	(0.33)%	(282)	(0.92)%
Total Other Income (Expense)	(122)	(0.33)%	(255)	(0.83)%

Income Before Tax Provision	3,109	8.46%	3,088	10.08%
Provision for Income Tax	(1,030)	(2.80)%	(267)	(0.87)%
Net income	$2,079	5.66%	$2,821	9.21%

Net Revenues

For the year ended December 31, 2017, net revenues were $36.8 million, an increase of $6.1 million or 20.0% from $30.6 million in fiscal 2016. The Company continued to have strong revenue growth in the lighting products category. Revenue under the Hoover® Home and Duracell® licensed brands increased from $10.1 million in 2016 up to $31.6 million in 2017, an increase of $21.5 million, which reflects consumer acceptance of our license brand strategy.

In the same period revenue for the Capstone brand dropped from $20.5 million to $5.2 million, a reduction of $15.3 million, as the Company transitioned Capstone branded products into both the newly acquired Duracell brand and the Hoover® Home brand. In 2017 increased revenue also resulted from the launch of 5 new products, 4 of which were released under the Hoover® Home brand.

For the years ended December 31, 2017 and 2016, international sales were approximately $1.8 million or 5% of revenue as compared to $2.4 million or 8 % of revenue, respectively.

The Company provided retailers with, $1.9 million for consumer rebate promotional allowances in 2017 compared to $2.5 million in 2016.

The following table disaggregates revenue by major source:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
		(In Thousands)			(In Thousands)

LED Consumer Products- US	$3,816	$31,125	$34,941	$18,356	$9,863	$28,219
LED Consumer Products-International	1,361	451	1,812	2,149	262	2,411
Total Revenue	$5,177	$31,576	$36,753	$20,505	$10,125	$30,630

Gross Profit and Cost of Sales

Gross profit for the year ended December 31, 2017, was approximately $8.8 million, or 24.1% of net revenues, as compared to gross profit of $7.4 million or 24.2% of net revenues, for fiscal 2016. The $1.4 million or 19.5% gross profit increase mainly resulted from  the increase of  licensed product revenue with the continued expansion of  the licensed product line. Lighting products gross margin percentage of 24.1 % in 2017 compared to 24.2% remained steady as a result of the continued effort of our Hong Kong sourcing team to leverage increased buying volume to reduce unit cost. This is particularly important when we launch new products.

For the years ended December 31, 2017 and 2016, cost of sales were approximately $27.9 million and $23.2 million, respectively, an increase of $4.7 million or 20.1% from the previous year. This cost represents 75.9% of net revenues for both 2017 and 2016.

Operating Expenses

Sales and Marketing Expenses

In fiscal 2017 and 2016, sales and marketing expenses were $2.3 million and $1.2 million respectively, an increase of $1.1 million or 85.2%. As a percent to revenue 2017 expenses were 6.17% as compared to 4.0% in 2016.  During 2017, with the continued success of the Hoover® License and the expansion of the Hoover® product offerings, royalty payments to TTI Floor Care for the Hoover® License were $778 thousand, an increase of $282 thousand from 2016 royalty payments.   In 2017 with the introduction of the Duracell® license product, royalties for the year were $505 thousand which did not occur in 2016. Sales agent commission was $457 thousand an increase of $144 thousand from 2016 and we incurred $181 thousand in advertising and trade show expense, an increase of $31 thousand compared to $150 thousand in 2016.

Compensation Expenses

For fiscal 2017, compensation expenses were approximately $1.6 million an increase of $178 thousand or 12.4% from $1.4 million expensed in 2016. As a percent to revenue 2017 expenses were 4.39% as compared to 4.68% in 2016. Expenses in 2017 increased as a result of salary increases in our Hong Kong operation and some yearend bonus payments in the U.S. office.

Professional Fees

For fiscal 2017, professional fees were approximately $550 thousand compared to $365 thousand in 2016, an increase of $185 thousand or 50.6%.   In 2017, consulting fees were approximately $32 thousand higher than 2016 as we engaged a consultant to support sales administration. As a percent to revenue 2017 expenses were 1.50% as compared to 1.19% in 2016. Legal and other expenses were $209 thousand, up $143 thousand from fiscal 2016 as we engaged the investment banking services of Wilmington Capital Securities, LLC which increased expenses by $120 thousand in the period.

Product Development Expenses

For fiscal 2017, product development expenses were approximately $377 thousand as compared to $327 thousand, an increase of $50 thousand or 15.3% from 2016.  Expenses in 2017 increased as we expanded the number of new products being developed. As a percent to revenue 2017 expenses were 1.03% as compared to 1.07% in 2016. We continued to invest in product design, electrical engineering, product prototyping, testing and regulatory certifications by outside third-party testing laboratories.

Other General and Administrative Expenses

For fiscal 2017 and 2016, other general and administration expenses were approximately $805 thousand and $705 thousand, respectively, an increase of $100 thousand or 14.2%.  As a percent to revenue 2017 expenses were 2.19% as compared to 2.30% in 2016.  With the higher sales volume certain variable expenses increased such as insurance liability premiums and courier services, we also incurred additional $22 thousand in travel related expenses.

Total Operating Expenses

In summary, in fiscal 2017, total operating expenses were $5.6 million or 15.27% of revenue as compared to $4.1 million or 13.24% of revenue in 2016. This represents a $1.5 million or 2.03% of revenue increase over fiscal 2016.

Operating Income

For the year ended December 31, 2017 the operating income was $3.2 million or 8.79% of revenue compared to $3.3 million or 10.91% of revenue in 2016.  The fiscal 2017operating income performance was flat due to the $1.5 million increase in total operating expenses as compared to fiscal 2016. As we have done in previous years, this added strategic expense is required to support continued future revenue growth. We have continued to incur strategic and planned expenses particularly in sales marketing and product development.

Other Income (Expense)

For fiscal 2017 other expense was approximately $122 thousand a reduction of $132 thousand compared to $255 thousand expensed in 2016. In 2017 despite having substantial revenue growth, the Company through a combination of efficient cash flow management, favorable payment terms with our overseas suppliers and increased operational cash flow, has been able to pay off old outstanding loans and substantially curtailed the need for increased borrowing and purchase order funding which has resulted in a significant reduction of interest expense for the year.

Provision for Income Tax

The effective tax rate was 33% in 2017 and 9% in 2016.

In fiscal 2017 with the utilization of all previous net operating loss carryforwards, the Company has provided for a substantial increase in our income tax provision.  For the year ended December 31, 2017, the provision for income tax was approximately $1.0 million. This represents a tax provision increase of $763 thousand as compared to a $267 thousand provision required for fiscal 2016.

Net Income

For fiscal 2017 and 2016 net income was approximately $2.1 million and $ 2.8 million, respectively a reduction of approximately $742 thousand or 26.3%.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

Gross margin, as presented below, is sales less cost of sales.
	Years Ended December 31,
	2017	2016
Sales
(In thousands, except percentages)
Net Revenue	$36,753	$30,630
Gross Profit	8,842	7,398
Gross Profit %	24.1%	24.2%

Assets	2017	2016
(In thousands)
Total Assets	$10,433	$9,367

In 2017  net revenues continued its growth and increased by $6.1 million or 20% from fiscal 2016.  The gross profit percentage also remained steady at 24.1% and that is after launching 5 new products.

In 2017 and 2016 we also incurred approximately $1.282 million and $496 thousand of royalty fee expense related  to the license agreements with Hoover® and Duracell® brands.

While we believe that the markets for our LED home products will remain highly competitive during fiscal 2018, we believe we are positioned as a market leading innovator in our business segment and have targeted continued growth in this segment in 2018.

We are focused on the following priorities to support our goals of delivering higher revenue and profits over time:

•	We will continue to invest in capabilities and technologies that allow the Company to execute its strategy to increase sales and production volume in all existing markets that we serve.
•
Increase lighting products revenue and improve margins by investing in our retailer relationships, continuing to deliver innovative consumer lighting solutions. and by should the opportunities arise acquire complimentary businesses that are accretive to our earnings.

•
Increase the lighting products business by expanding our product offerings with new products that leverage our innovative leadership to serve a larger share of existing customers' LED lighting products demand.

•	Maintain the high customer experience and service levels in our business.
•
We have also identified a new product segment and plan to invest in new technologies, products and licenses if necessary to support the development of this segment, which may also bring the Company into different markets and channels of distribution. The level of spending on these activities, however, will continue to be driven by market opportunities

With the continued retail interest in our product offerings, the expansion of the LED Home category products under the Hoover® brand, and with the continued introduction of new products, the Company anticipates its sales volumes to continue to grow in fiscal years 2018-2019.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2017

	Payments Due by Period
	Total	2018	2019	2020	After 2020
(In thousands)
Purchase Obligations	$2,733,516	$2,733,516	$-	$-	$-
Short-Term Debt	624,782	624,782	-	-	-
Long-Term Debt	251,000	-	251,000	-	-
Operating Leases	235,449	131,915	95,570	7,964	-
Total Contractual Obligations	$3,844,747	$3,490,213	$346,570	$7,964	$-

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company's commitments for goods and services in the normal course of business.
Short Term Debt — Income tax payable.
Long Term Debt— Deferred tax liability.
Operating Leases — Operating lease obligations are related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of December 31, 2017 and 2016 was $3.7 million and $1.6 million, respectively. The Company also had additional borrowing capacity under the Sterling National Bank financing agreement of approximately $3.7 million and $3.8 million, respectively.

The Sterling National Bank credit facility allows the Company to borrow up to $7.0 million based upon specified percentages of eligible accounts receivables and inventory. As of December 31, 2017, and 2016 the loan balance for both years was $0.

Historically, our Directors have been a significant source of financing and they continue to support our operations as necessary. During 2017 the Company was able to pay off all Director debt and accumulated interest. As of December 31, 2017, and 2016, the Company had notes payable to related parties of $0 and $1,321,721, respectively.

Revenues of $36.8 million during 2017 which represents a $6.1million or 20% increase continued to provide positive operational cash flow. Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  As of December 31, 2017, and 2016, cash and cash equivalents increased by $2.0 million and $1.3 million, respectively.

Revenue is significantly influenced by the timing and launch of new products into the marketplace. With our Hong Kong operation, we have built an operational structure that, through relationships with factory-suppliers combined with our expertise, can develop and release quality, innovative products to the market substantially quicker than in previous years.

	Years ended December 31,
Summary of Cash Flows	2017	2016
(In thousands)
Net cash provided by (used in):
Operating Activities	$3,452	$4,204
Investing Activities	(48)	(54)
Financing Activities	(1,382)	(2,869)
Net increase in cash and cash equivalents	$2,022	$1,281

Our borrowing capacity with Sterling National Bank, favorable payment terms with vendors, funding support from certain Company Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Cash Flows provided by Operating Activities

Cash provided by operating activities was approximately $3.5 million in 2017 compared with approximately $4.2 million in 2016.   Net income of approximately $2.1 million, combined with a $1.1 million decrease in accounts receivables, and a $226 thousand reduction to inventory,  were the predominant reasons for the Company's cash improved  position, from $1.6 million at December 31, 2016 to $3.7 million at December 31, 2017.   The Company continued to negotiate beneficial payment terms with our main overseas manufacturers that resulted in significantly reduced funding requirements to produce newly launched products.

Cash Flows used in Investing Activities

The use of cash in 2017 was approximately $48 thousand compared to $54 thousand in 2016.  The Company has continued to invest in new product molds and tooling.  With the product expansion into smart home lighting categories, the Company's future capital requirements may increase.  We believe that CIHK will be able to negotiate favorable payment terms with our manufacturers that may reduce the amounts of upfront cash required when initiating a new project.  Management believes that our cash flow from operations and additional borrowing as required will provide for these necessary capital expenditures.

Cash Flows used in Financing Activities

Cash used in financing activities for the year ended December 31, 2017 and 2016, was approximately $1.4 million compared to $2.9 million, respectively. As of December 31, 2017.  the Company had fully paid off all remaining related party notes of $1.1 million and paid $250 thousand in the repurchase of Company shares from Involve, LLC.

At December 31, 2017, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors as needed will provide sufficient financial resources for the Company in 2018.

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

RELATED-PARTY TRANSACTIONS

See Note 5 of the Consolidated Financial Statements at Item 8 of this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 8 of this Report.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. The estimates and assumptions are based on management's experience and understanding of current facts and circumstances. These estimates may differ from actual results. Certain of our accounting policies are considered critical as they are both important to reflect our financial position and results of operations and require significant or complex judgement on the part of management. The following is a summary of certain accounting policies considered critical by management.

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer lighting products through national and regional retailers. The Company's products are targeted for applications such as home indoor and outdoor lighting and will have different functionalities.  Capstone currently operates in the consumer lighting products category in the Unites States and in specific overseas markets. These products may be offered either under the Capstone brand or licensed brands.

A sales contract occurs when the customer-retailer submits a purchase order to buy a specific product, a specific quantity, at an agreed-fixed price, within a ship window, from a specific location and on agreed payment terms.

The selling price in all of our customers' orders has been previously negotiated and agreed to including any applicable discount prior to receiving the customer's purchase order. The stated unit price in the customer's order has already been determined and is fixed at the time of invoicing.

The Company recognizes product revenue when the Company's performance obligations as per the terms in the customers purchase order have been fully satisfied, specifically, when the specified product and quantity ordered has been manufactured and shipped pursuant to the customers requested ship window, when the sales price as detailed in the purchase order is fixed, when the product title and risk of loss for that order has passed to the customer, and collection of the invoice is reasonably assured. This means that the product ordered and to be shipped has gone through quality assurance inspection, customs and commercial documentation preparation, the goods delivered, title transferred to the customer and confirmed by a signed cargo receipt or bill of lading. Only at the time of shipment when all performance obligations have been satisfied will the judgement be made to invoice the customer and complete the sales contract.

The Company may enter into a licensing agreement with globally recognized companies, that allows the Company to market products under a licensed brand to retailers for a designated period of time, and whereby the Company will pay a royalty fee, typically a percentage of licensed product revenue to the licensor in order to market the licensed product.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

We provide our customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from retail customers, however occasionally as part of a customer's in store test for new product, we may receive back residual inventory.

Customer orders received are not long-term orders and are typically shipped within six months of the order receipt, but certainly within a one-year period.

Our payment terms may vary by the type of customer, the customer's credit standing, the location where the product will be picked up from and for international customers, which country their corporate office is located. The term between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. In order to ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer.

The Company selectively supports retailer's initiatives to maximize sales of the Company's products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer.  The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives.

Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company's historical payment experience. An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of both December 31, 2017 and 2016, management has determined that the accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

Goodwill

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

Accrued Liabilities

Accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potential product warranties and accruals for various compensation, benefits and commission expenses.

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

As of December 31, 2017, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. As of December 31, 2016, the Company had net operating loss carry forwards available of approximately $357,000. The net deferred tax liability as of December 31, 2017 and 2016 was $251,000 and $216,000, respectively, and is reflected in long-term liabilities in the accompanying balance sheets.

On December 22, 2017, President Trump signed into law the legislation generally known as Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, "Income Taxes", the impact of a change in tax law is recorded in the period of enactment. Refer to Note 8 for additional information on income taxes.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

•
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2017 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

The Chairman of our Audit Committee has reviewed the internal control reports in detail and has spoken to the external auditors in depth about the audit, the internal controls and the auditors' findings. The Chairman has had detailed discussions with the auditors about these matters, prior to, during, and on completion of the audit.

Item 9B.  Other Information.

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

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy.  An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors.  In fiscal year 2017, all Directors attended at least 75% of all (6) six board meetings.

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

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's Independent Registered Public Accounting Firm, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions.  The members of the Audit Committee in fiscal year 2017 were Jeffrey Guzy and Jeffrey Postal.  The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ applicable standards.

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
In this context, the Audit Committee hereby reports as follows:

1)
Company's management has represented to the Audit Committee that the 2017 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The Audit Committee has reviewed and discussed the audited financial statements for year 2017 with Company's management and the independent registered public accounting firm.

2)
The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C. required by the PCAOB and has discussed with Mayer Hoffman McCann P.C. their independence.

3)
Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Commission on March 28, 2018.

The foregoing report is provided by the undersigned members of the Audit Committee.

/s/Jeffrey Guzy
Jeffrey Guzy, Chairman of Audit Committee

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

1.
Align Shareholder and Officer Interests: Besides a base salary sufficient to attract qualified personnel, we provide non-qualified, long-term stock options to tie the interest to our officers with the interests of the Shareholders in a long-term profitability of the Company.

2.	Performance Bases Compensation: Our grant of options and stock are designed to reward and encourage officers to achieve Company goals in financial and business performance.

3.	Competitive Market: We include determinations of compensation ranges and practices of employers in our areas of operation.

Compensation Benchmark - Competitive Market

We have one Independent Director, and also professional advisors who check the compensation level of other microcap companies in consumer goods from time to time to ensure that our compensation levels are reasonable.  In 2016, we did benchmark compensation.  Previously, compensation was last benchmarked in 2014.  The Independent Director and outside legal counsel reviewed compensation of executives at several peer companies holding equivalent positions or having similar responsibilities as our senior officers.  The peer companies utilized in the 2016 analysis were engaged in some segment of consumer goods and were microcap companies, some having less or greater resources and operating income than our Company.

The companies used for the 2016 benchmark were:

•	Energie Holdings, Inc.
•	Cyalume Technologies Holdings, Inc.
•	Leatt Corp.
•	Lighting Science Group, Inc.

The Company intends to perform a benchmark compensation analysis in March or April of 2018.

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

Role of the Compensation and Nominating Committee

The Compensation and Nominating Committee or "CNC" operates independently of management and currently consists of the sole Independent Director, Jeffrey Guzy, who is independent under applicable SEC standards and is an "Outside Director" for purposes of Section 162(m) of the Internal Revenue Code of 1986 (the "Code") and Dr. Jeffrey Postal.  The CNC receives recommendations from our Chief Executive Officer regarding the compensation of the senior officers (other than the Chief Executive Officer).

Neither Mr. Guzy nor Mr. Postal are deemed to be "employees" of the Company or its subsidiaries.

The CNC meets as often as it deems necessary, without the presence of any executive officer when approving compensation, except that the Company's Chief Financial Officer, at the discretion of the Compensation Committee, may be present during the approval of, or deliberations with respect to, other executive officer compensation.  The CNC may delegate any authority granted to it to one or more subcommittees of the CNC, in its sole discretion.

The CNC is responsible for establishing and implementing our executive compensation plans as well as continually monitoring adherence to and effectiveness of those plans, including:

•
reviewing the structure and competitiveness of our executive compensation programs to attract and retain superior executive officers, motivate officers to achieve business goals and objectives, and align the interests of executive officers with the long-term interests of our shareholders;

•
reviewing and evaluating annually the performance of officers in light of Company goals and objectives and approving their compensation packages, including base salaries (if at issue or in consideration), long-term incentive and stock-based compensation and perquisites;

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

By: /s/ Jeffrey Guzy
_____________________________________________
Jeffrey Guzy, Chairman of Compensation Committee

March 28, 2018

CODE OF ETHICS

The Company has a code of ethics that applies to all of the Company's employees, including its principal executive officer, and principal financial officer, and its Board.  A copy of this code is available on http://www.capstonecompaniesinc.com.  The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K Report.

DIRECTOR MEETINGS IN FISCAL YEAR 2017

The Board of Directors had (6) six official meetings in year 2017.  During 2017, all of the Directors attended 75% or more of all meetings of the Board, which were held during the period of time that such person served on the Board or such committee.

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

Board of Director – 2017 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	-	-	-
Gerry McClinton (2)	-	-	-
Jeff Guzy (3), (4)	$22,752	$22,753	$45,505
Jeff Postal (3), (4)	$22,752	$22,753	$45,505
Larry Sloven (2)	-	-	-

(1)	The individuals listed were appointed to the Board of Directors for 2017;
(2)	Mr. Wallach, Mr. McClinton and Mr. Sloven as Company Employees did not receive compensation for participating as a Director on the Board;
(3)
On July 20, 2016, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2016-2017.  The market value using the Binomial Lattice pricing model for each grant was $39,000.  As the grant period covered 2016-2017, the cost impact in 2017 was $23,250 for each grant.

(4)
On August 6, 2017, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2017-2018.  The market value using the Binomial Lattice pricing model for each grant was $55,000.  As the grant period covered 2017-2018, the cost impact in 2017 was $22,212 for each grant.

Independent Directors.  The Board of the Company is currently comprised of five directors, one of whom is an independent director under the listing standards of quotation systems like The NASDAQ Stock Market.  The Company has sought unsuccessfully to recruit qualified independent directors.  Although we have D&O insurance, we believe that past losses and  low public stock market price discourages qualified candidates from serving as independent directors.  This is a problem commonly faced by micro-cap, "penny stock" companies like our Company.

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

For purposes of identifying nominees for the Board of Directors, the Compensation and Nominating Committee relies on personal contacts of the committee members and other members of the Board of Directors and will consider director candidates recommended by stockholders in accordance with the policy and procedures set forth above.  The Compensation and Nominating Committee has not used an independent search firm to identify nominees.

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 66, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 62, is the Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 39, was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC.

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

Based solely upon a review of the copies of such forms furnished to the Company or other written representations, the Company believes that all of Section 16(a) filing requirements were met during fiscal year 2017 by the Company's directors and officers.

Item 11.  Executive Compensation.

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

For 2017, the principal components of compensation for each officer were:

•	base salary;
•	annual incentive;
•	long-term incentive compensation (restricted stock awards); and
•	perquisites and other benefits.

Our Company endeavors to strike an appropriate balance between long-term and current cash compensation.  The current executives are key to the ability of the Company to conduct its business because of their individual experience and relationships in our current business line.  Their compensation reflects their individual value to the ability of the Company to conduct its current business

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Stewart Wallach,	2017	$301,521	$100,000	$-	$-	$-	$401,521
Chief Executive Officer (1,2,5,6)	2016	$327,396	$100,000	$-	$-	$-	$427,396
	2015	$287,163	$-	$-	$-	$-	$287,163

James G. McClinton,	2017	$191,442	$20,000	$-	$-	$-	$211,442
Chief Financial Officer	2016	$192,013	$20,000	$-	$-	$-	$212,013
& COO (3,4,5,6)	2015	$191,442	$-	$-	$-	$-	$191,442

Footnotes:
(1)	On February 5, 2018, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum.
(2)
On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $287,163 per annum.  As part of the agreement, the base salary would be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. An amount of $40,233 had been accrued for deferred wages due Stewart Wallach from 2011. This amount was paid in December 2016.

(3)	On February 5, 2018, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.
(4)	On February 5, 2016, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.
(5)	The Company has no non-equity incentive plans.
(6)	The Company has no established bonus plan. Any bonus payments are made ad hoc upon recommendation of Compensation Committee. Bonuses are only paid on a performance basis.

EMPLOYMENT AGREEMENTS

Stewart Wallach, Chief Executive Officer and President.

On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach would be paid $287,163 per annum.  As part of the agreement, the base salary would be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company showed a net profit for the year. The initial term of this agreement began February 5th, 2016 and ended February 5th, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the agreement may not exceed two years in length.

On February 5, 2018, the Company renewed the Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

The February 5, 2018 Employment Agreement with Mr. Wallach is attached as an exhibit to this Report and the above summary is qualified in its entirety by reference to the Employment Agreement.

Gerry McClinton, Chief Operating Officer and Chief Financial Officer.

On February 5, 2016, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton would be paid $191,442 per annum.  As part of the agreement, the base salary would be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company showed a net profit for the year. The initial term of this agreement began February 5th, 2016 and ended February 5th, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the agreement may not exceed one year in length.

On February 5, 2018, the Company renewed the Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

The February 5, 2018 Employment Agreement with Mr. McClinton is attached as an exhibit to this Report and the above summary is qualified in its entirety by reference to the Employment Agreement.

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
The above summary of the employment agreements is qualified by reference to the actual employment agreements, which are filed as exhibits to the Form 10-K by the Company for fiscal year ended December 31, 2017 (as filed by the Company with the Commission on March 28, 2018).

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY
As of December 31, 2017
Name	No. of Shares Underlying	% of Total Options Granted Employees in 2017	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in 2017
Stewart Wallach	-	-	-	-	-
Gerry McClinton	-	-	-	-	-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2017	-	-	-	-	-
Chief Executive	2016	-	-	-	-	-
Officer	2015	-	-	-	-	-

Gerry McClinton	2017	-	-	-	-	-
Chief Operating	2016	-	-	-	-	-
Officer & Chief	2015	-	-	-	-	-
Financial Officer

Footnotes:

(1) There were no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2017 TABLE
OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	-	-	-
Gerry McClinton	-	-	-

Footnotes:

(1)	The Company does not have any stock awards for the years specified.

2017 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-	-
Gerry McClinton	-	-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$301,521	-	$12,500	$12,000	$326,021
Gerry McClinton	$191,442	-	$9,000	$12,000	$212,442

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 9, 2018, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock".  The table below sets forth, as of March 9, 2018, ("Record Date"), certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group.

There were 47,046,364 shares of Common Stock outstanding on the Record Date.

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
as of December 31, 2017.
					ALL OPTION WARRANT SHARES
NAME, ADDRESS & TITLE	STOCK OWNERSHIP	PERCENTAGE OF STOCK OWNERSHIP	STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	% OF STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	VESTED	EXPIRED	NOT VESTED

Stewart Wallach, CEO, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	9,841,255	20.9%	9,841,255	20.2%	-	1,633,204	-

Gerry McClinton, CFO, & Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	33,663	0.1%	33,663.1%		-	2,150,000	-

Jeff Postal, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	9,485,415	20.2%	9,585,415	19.7%	-	-	100,000

Aimee C. Gaudet, Secretary, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	-	0.0%	50,000	0.1%	40,000	-	10,000

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	55,467	0.1%	555,467	1.1%	400,000	100,000	100,000

Larry Sloven, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	52,800	0.1%	52,800	0.1%	-	66,667	-

ALL OFFICERS & DIRECTORS AS A GROUP	19,468,600	41.4%	20,118,600	41.3%	440,000	3,949,871	210,000

Notes to Table
(1)   Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company is a "controlled company" under typical stock exchange corporate governance rules, that is a company where 50% or more of the voting power is owned by a person or a group and does not currently have to meet requirements for a board of directors with a majority of "independent directors."  Currently, only Jeffrey Guzy qualifies as an "independent director" under the listing standards of most stock exchanges or quotation systems.  No other director qualifies as an "independent director" under those rules because they are officers of the Company or have business relationships with the Company.

The CAPC Board adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members.  The policy governs transaction in which the value exceeds or is expected to exceed $120,000 in a single calendar year.

A "related-person transaction" will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

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

From time to time, the Company borrows working capital on a short-term basis, usually with maturity dates of less than a year, from Company directors and officers.  The Company believes that these working capital loans are commercially reasonable, especially in light of the inability of the Company to obtain such short-term financing from traditional funding sources.  As of December 31, 2017, all related party loans were paid off and the outstanding balance is $0.

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

On December 15, 2017, the disinterested directors of the Board of Directors of the Company approved the use of up to $1,400,000 dividend distribution from Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, to pay down $700,000 of working capital loans made by Jeffrey Postal to the Company and $700,000 to be used for payment of estimated 2017 Federal income taxes.   The proposed use of the cash dividend was also approved by disinterested directors of the Company under the Company's related party transaction guidelines.  As of December 31, 2017, the balance on related party loans was $0.

Process for Identifying Related Person Transactions.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market. The Company was not successful in recruiting additional, qualified and interested independent directors in fiscal year 2017.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by CBIZ and Mayer Hoffman McCann P.C. for professional services rendered for the years ended December 31, 2017 and 2016:

	2017	2016
Audit Fees	$105,350	$94,000
Tax Fees	$11,340	$4,500
Total	$116,690	$98,500

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

MHM has advised us that MHM leases substantially all of its personnel, who work under the control of MHM's shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. Accordingly, substantially all of the hours expended on MHM's engagement to audit our consolidated financial statements for the year ended December 31, 2017 were attributed to work performed by persons other than MHM's fulltime, permanent employees.

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

The Audit Committee pre-approved 100% of the Company's 2017 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC's final pre-approval rules.

Part IV

Item 15.  Exhibits, and Financial Statement Schedules Reports

(a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants
F-2 Consolidated Balance Sheets as of December 31, 2017, and 2016
F-3 Consolidated Statements of Income for the Years ended December 31, 2017 and 2016
F-4 Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2017 and 2016
F-5 Consolidated Statements of Cash Flows for the Years ended December 31, 2017 and 2016
F-6 Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

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

10.3	Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2018. ^
10.4	Employment Agreement by Capstone Companies, Inc. and James McClinton, dated February 5, 2018. ^
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

10.11	Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated September 8, 2010. ^
10.12	Amendment to Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated November 5, 2015. ^

10.13	Validity Guaranty to Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated June 4, 2016. ^
10.14	Trademark License with Hoover Inc., dated January 29, 2015. ^
10.15	Amendment to Trademark License with Hoover Inc., dated January 29, 2016. ^
10.16	Trademark License with The Duracell Company, dated December 8, 2016. ^
10.17	Consulting Agreement, dated January 1, 2018, by Industries, Inc. and George Wolf. ^
10.18	Financial Services Agreement, dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. ^
14	Code of Ethics Policy. Exhibit 14 of the Capstone Companies, Inc. Form 8-K, as filed with the Commission on March 22, 2018.
21.1	Subsidiaries of Capstone Companies, Inc. ^
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note:  CHDT Corp. is a prior name of Capstone Companies, Inc.

^	Filed Herein.

The following Exchange Act reports were filed during the 2017 year: Schedule 13D, filed December 15, 2017.

Item 16.   Form 10-K Summary.   None.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 28th day of March 2018.

CAPSTONE COMPANIES, INC.

Dated:   March 28, 2018

By:  /s/ Stewart Wallach
Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 28, 2018

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 28, 2018

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 28, 2018

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 28, 2018

/s/ Larry Sloven
Larry Sloven
Director
March 28, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Capstone Companies, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries ("Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2014.
Boca Raton, Florida
March 28, 2018

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets:
Current Assets:
Cash	$3,668,196	$1,646,128
Accounts receivable, net	4,367,721	4,449,179
Inventory	140,634	366,330
Prepaid expenses	239,150	330,020
Total Current Assets	8,415,701	6,791,657

Property and Equipment:
Computer equipment and software	9,895	19,767
Machinery and equipment	318,801	325,750
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(266,997)	(250,465)
Total Property & Equipment	67,364	100,717

Other Non-current Assets:
Deposit	13,616	12,193
Note receivable	-	526,887
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,949,636	2,475,100
Total Assets	$10,432,701	$9,367,474

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$2,733,516	$2,678,210
Income tax payable	624,782	1,588
Notes and loans payable to related parties	-	1,321,721
Total Current Liabilities	3,358,298	4,001,519

Long Term Liabilities:
Deferred tax liabilities	251,000	216,000
Total Long Term Liabilities	251,000	216,000
Total Liabilities	3,609,298	4,217,519

Commitments and Contingencies (Note 6)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 47,046,364 and 48,132,664 shares	4,704	4,813
Additional paid-in capital	7,005,553	7,411,172
Accumulated deficit	(186,854)	(2,266,030)
Total Stockholders' Equity	6,823,403	5,149,955
Total Liabilities and Stockholders' Equity	$10,432,701	$9,367,474

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31,
	2017	2016

Revenues, net	$36,752,813	$30,630,368
Cost of sales	27,910,869	23,232,605
Gross Profit	8,841,944	7,397,763

Operating Expenses:
Sales and marketing	2,266,601	1,223,798
Compensation	1,612,480	1,434,154
Professional fees	549,844	365,396
Product development	376,981	326,820
Other general and administrative	805,077	704,957
Total Operating Expenses	5,610,983	4,055,125

Operating Income	3,230,961	3,342,638

Other Income (Expense):
Interest income	-	26,897
Interest expense	(122,091)	(281,447)
Total Other (Expense)	(122,091)	(254,550)

Income Before Tax Provision	3,108,870	3,088,088

Provision for Income Tax	(1,029,694)	(267,000)

Net Income	$2,079,176	$2,821,088

Net Income per Common Share
Basic	$0.044	$0.059
Diluted	$0.044	$0.058

Weighted Average Shares Outstanding
Basic	47,007,296	48,132,664
Diluted	47,188,450	48,342,030

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2015	-	$-	-	$-	-	$-	48,132,664	$4,813	$7,344,115	$(5,087,118)	$2,261,810

Stock options for compensation	-	-	-	-	-	-	-	-	67,057	-	67,057
Net Income	-	-	-	-	-	-	-	-	-	2,821,088	2,821,088
Balance at December 31, 2016	-	-	-	-	-	-	48,132,664	4,813	7,411,172	(2,266,030)	5,149,955

Stock options for compensation	-	-	-	-	-	-	-	-	95,469	-	95,469
Repurchase of shares from Involve L.L.C.	-	-	-	-	-	-	(1,666,667)	(167)	(749,833)	-	(750,000)
Shares issued to payoff working capital loan and exercise of warrants	-	-	-	-	-	-	580,367	58	248,745	-	248,803
Net Income	-	-	-	-	-	-	-	-	-	2,079,176	2,079,176
Balance at December 31, 2017	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,005,553	$(186,854)	$6,823,403

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,079,176	$2,821,088
Adjustments necessary to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	80,940	63,678
Accrued interest on note receivable	26,887	(26,887)
Stock based compensation expense	95,469	67,057
Provision for deferred income tax	35,000	216,000
Increase (decrease) in accrued sales allowance	(1,006,731)	527,502
Decrease in accounts receivable	1,090,898	100,501
(Increase) decrease in inventory	225,696	(160,623)
Decrease in prepaid expenses	90,869	236,441
(Increase) in other assets	(1,423)	-
Increase in accounts payable and accrued liabilities	55,306	513,926
Increase (decrease) in accrued income tax payable	623,194	(5,912)
Increase (decrease) in accrued interest on notes payable	56,554	(148,367)
Net cash provided by operating activities	3,451,835	4,204,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,587)	(53,510)
Net cash (used in) investing activities	(47,587)	(53,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	30,559,312	27,856,207
Repayments of notes payable	(30,559,312)	(30,131,741)
Repurchase of shares from Involve, LLC	(250,000)	-
Warrants issued	7,500	-
Proceeds from notes and loans payable to related parties	-	860,000
Repayments of notes and loans payable to related parties	(1,139,680)	(1,453,946)
Net cash (used in) financing activities	(1,382,180)	(2,869,480)

Net increase in Cash and Cash Equivalents	2,022,068	1,281,414
Cash and Cash Equivalents at Beginning of Year	1,646,128	364,714
Cash and Cash Equivalents at End of Year	$3,668,196	$1,646,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$418,925	$429,814
Income taxes	$371,500	$56,912

Non-cash financing activities:
Sale of Investment for Note receivable	$-	$500,000

Shares issued in satisfaction of loan payable to related party	$240,900	$-

Note receivable used to repurchase shares from Involve L.L.C.	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

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

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation ("Capstone").  Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States.  Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Capstone's Common Stock, and recorded goodwill of $1,936,020.

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd ("CIHK") which provides support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company's other subsidiaries. CIHK is also engaged in selling the Company's products internationally.

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida.

Reverse Stock Split

On May 24, 2016, the Company's Board of Directors and stockholders holding a majority of stockholder's votes approved a reverse split of common stock at a ratio of 15 old for 1 new. The Company effectuated the reverse split on Monday July 25, 2016 and the Company's shares of common stock began trading on a post reverse split basis on July 25, 2016. The par value of the Company's common stock and preferred stock was not adjusted as a result of the reverse split. All issued and outstanding shares of common stock, options, warrants and per share amounts for 2016 have been retroactively adjusted to reflect this reverse stock split.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling home LED products through national and regional retailers in North America and in certain overseas markets. The Company's products are targeted for applications such as home indoor and outdoor lighting and will have different functionalities to meet consumer's needs.  These products may be offered either under the Capstone brand or licensed brands.

The Company's products are typically manufactured in China by contract manufacturing companies.

The Company's operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the invoiced amount and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of both December 31, 2017 and 2016, accounts receivable serves as collateral for the Company's note payable.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer's ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company's historical payment experience. An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of both December 31, 2017 and 2016, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:
	December 31,	December 31,
	2017	2016
Trade Accounts Receivables at year end	$4,561,782	$5,649,971
Reserve for estimated marketing allowances, cash discounts and other incentives	(194,061)	(1,200,792)
Total Accounts Receivable, net	$4,367,721	$4,449,179

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the changes in the Company's reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:
	December 31,	December 31,
	2017	2016
Balance at beginning of the year	$(1,200,792)	$(673,290)
Accrued allowances	(921,833)	(3,047,518)
Reversal of prior year accrued allowances	58,867	94,203
Expenditures	1,869,697	2,425,813
Balance at year-end	$(194,061)	$(1,200,792)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

Inventory

The Company's inventory, which consists of finished LED lighting products for resale by Capstone, are recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when it is apparent that the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company's investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the fiscal year 2017 and 2016, inventory written down was $84,576 and $44,784, respectively. As of December 31, 2017, and 2016, respectively, the inventory was valued at $140,634 and $366,330.

Prepaid Expenses

The Company's prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid advertising.  As of December 31, 2016, the Company had $186,019, in prepaid advertising credits included in prepaid expenses on the consolidated balance sheet. Such amounts were written off during 2017.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recognized by the Company during 2017 or 2016.

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

Depreciation and amortization expense was $80,940 and $63,678 for the years ended December 31, 2017 and 2016, respectively.

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

It is the Company's policy to test for impairment no less than annually, by considering qualitative factors to determine whether it is more likely than not that a that the Company's goodwill carrying value is greater than its fair value. Such factors may include the following:
a significant decline in expected revenues, significant decline in the Company's stock price, a significant downturn in the general economic business conditions, the loss of key personnel or when conditions occur that may indicate impairment. The Company's intangible assets, which consist of goodwill of $1,936,020 recorded in connection with the Capstone acquisition, were tested for impairment during the fourth quarter, 2017, and we determined that no adjustment for impairment was necessary.

Net Income Per Common Share

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding as of December 31, 2017 and 2016. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At December 31,2016, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 5,182,226.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	December 31, 2017	December 31, 2016
Basic weighted average shares outstanding	47,007,296	48,132,664
Dilutive warrants	-	209,366
Dilutive options	181,154	-
Diluted weighted average shares outstanding	47,188,450	48,342,030

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2017 and 2016 include the accounts of the parent entity and its wholly-owned subsidiaries CLT, Capstone and CIHK. All significant intra-entity transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

The carrying value of the Company's financial instruments, including cash, accounts receivable and accounts payable at December 31, 2017 and 2016 approximates their fair values due to the short-term nature of these financial instruments. The carrying value of the Company's notes payable approximate their fair value based on market rates for similar loans. The fair value hierarchy under U.S. GAAP distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities;
•	Level 2 - Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level 3 - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer lighting products through national and regional retailers. The Company's products are targeted for applications such as home indoor and outdoor lighting and will have different functionalities.  Capstone currently operates in the consumer lighting products category in the Unites States and in certain overseas markets. These products may be offered either under the Capstone brand or licensed brands.

A sales contract occurs when the customer-retailer submits a purchase order to buy a specific product, a specific quantity, at an agreed-fixed price, within a ship window, from a specific location and on agreed payment terms.

The selling price in all of our customers' orders has been previously negotiated and agreed to including any applicable discount prior to receiving the customer's purchase order. The stated unit price in the customer's order has already been determined and is fixed at the time of invoicing.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company recognizes product revenue when the Company's performance obligations as per the terms in the customers purchase order have been fully satisfied, specifically, when the specified product and quantity ordered has been manufactured and shipped pursuant to the customers requested ship window, when the sales price as detailed in the purchase order is fixed, when the product title and risk of loss for that order has passed to the customer, and collection of the invoice is reasonably assured. This means that the product ordered and to be shipped has gone through quality assurance inspection, customs and commercial documentation preparation, the goods have been delivered, title transferred to the customer and confirmed by a signed cargo receipt or bill of lading. Only at the time of shipment when all performance obligations have been satisfied will the judgement be made to invoice the customer and complete the sales contract.

The Company may enter into a licensing agreement with globally recognized companies, that allows the Company to market products under a licensed brand to retailers for a designated period of time, and whereby the Company will pay a royalty fee, typically a percentage of licensed product revenue to the licensor in order to market the licensed product.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$3,815,342	$31,125,297	$34,940,639	$18,355,820	$9,863,387	$28,219,207
Lighting Products-International	1,361,256	450,918	1,812,174	2,148,721	262,440	2,411,161
Total Revenue	$5,176,598	$31,576,215	$36,752,813	$20,504,541	$10,125,827	$30,630,368

We provide our customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customer's in store test for new product, we may receive back residual inventory.

Customer orders received are not long-term orders and are typically shipped within six months of the order receipt, but certainly within a one-year period.

Our payment terms may vary by the type of customer, the customer's credit standing, the location where the product will be picked up from and for international customers, which country their corporate office is located. The term between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. In order to ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer.

The Company selectively supports retailer's initiatives to maximize sales of the Company's products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer.  The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded.

During the year ended December 31, 2017 and 2016, Capstone determined that $58,867 and $94,203, respectively of previously accrued allowances were no longer required. The reduction of accrued allowances is included in net revenues for the years ended December 31, 2017 and 2016.

Warranties

The Company provides the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from date of consumer purchase.

 Certain retail customers may receive an off-invoice based discount such as a defective /warranty allowance, that will automatically reduce the unit selling price at the time the order is invoiced. This allowance will be used by the retail customer to defray the cost of any returned units from consumers and therefore negate the need to ship defective units back to the Company. Such allowances are charged to cost of sales at the time the order is invoiced.

For those customers that do not receive a discount off-invoice, the Company recognizes a charge to cost of sales for anticipated non-conforming returns based upon an analysis of historical product warranty claims and other relevant data. We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue.

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying December 31, 2017 and 2016 balance sheets:

	December 31,	December 31,
	2017	2016
Balance at the beginning of the year	$294,122	$30,067
Amount accrued	940,291	854,754
Amount expensed	(906,134)	(590,699)
Balance at year-end	$328,279	$294,122

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $181,436 and $149,938 for the years ended December 31, 2017 and 2016, respectively.

Research and Development
Our research and development team located in Hong Kong working with our designated factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets

For the year ended December 31, 2017 and 2016, research and development expenses were $376,981 and $326,820, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $78,531 and $140,118 for the years ended December 31, 2017 and 2016, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years for potential warranty claims and various other expenses which amounted to $600,622 and $428,511 as of December 31, 2017 and 2016.

The following table summarizes the components of accounts payable and accrued liabilities at December 31, 2017 and 2016, respectively:
	December 31,	December 31,
	2017	2016
Accounts payable	$2,132,894	$2,249,699

Accrued warranty reserve	328,279	294,122
Accrued compensation, benefits, commissions and other expenses	272,343	134,389
Total accrued liabilities	600,622	428,511
Total	$2,733,516	$2,678,210

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

On December 22, 2017, President Trump signed into law the legislation generally known as Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, "Income Taxes", the impact of a change in tax law is recorded in the period of enactment. Refer to Note 8 for additional information on income taxes.

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

The Company accounts for forfeitures as they occur.

Stock-based compensation for the years ended December 31, 2017 and 2016 totaled $95,469 and $67,057, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of stock-based compensation, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Recent Accounting Standards
 In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, which provides guidance for revenue recognition. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today's guidance. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities should apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.

The ASC 606 establishes a principles-based approach for accounting for revenue arising from contracts with customers and supersedes existing revenue recognition guidance. The ASC 606 provides that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has substantially completed its study on the impact that implementing this standard will have on its consolidated financial statements, related disclosures and our internal control over financial reporting as well as whether the effect will be material to our revenue. Based on the results of our study to date, the standard will not be material to our revenue at adoption. Changes will need to be made to our current internal control over financial reporting processes to ensure all contracts are reviewed for each of the five revenue recognition steps.  Additionally, the Company's revenue disclosures will change in fiscal 2018 and beyond.  The new disclosures will require more granularity into our sources of revenue, as well as the assumptions about recognition timing, and include our selection of certain practical expedients and policy elections. We will use the modified retrospective approach upon adoption of this guidance effective January 1, 2018. We have reviewed our current accounting policies and practices to identify potential differences resulting from the application of the new requirements to our sales contracts, including evaluation of performance obligations in the sales contract, the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, we will update certain disclosures, as applicable, included in our consolidated financial statements to meet the requirements of the new guidance.

We do not expect the adoption of ASC 606 will have any impact on our operating cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 will be effective for the Company's fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-15 will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows but is not expected to have a material effect on the Company's consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2016, the FASB issued ASU 2016-18, Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash.  The update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective at the beginning of our fiscal year and subsequent interim periods beginning after December 31, 2017. The adoption of ASU 2016-18 is not expected to have a material effect on the Company's consolidated financial statements.

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

The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures, effective January 1, 2017. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cashflows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. Under ASU 2016-09 the Company can elect a policy to account for forfeitures as they occur rather than on an estimated basis. The adoption of ASU 2016-09 did not have a material effect on the Company's consolidated financial statements, related disclosures and ongoing financial reporting.

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

Reclassifications

Certain reclassifications have been made to the 2016 consolidated financial statements to conform to the 2017 presentation. Total stockholders' equity and net income are unchanged due to these reclassifications.

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

Accounts Receivable

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States and their international locations. The Company typically does not require collateral from customers.  Credit risk is limited due to the financial strength of the customers comprising the Company's customer base and their dispersion across different geographical regions.  The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. These various anticipated allowances are accrued for but would be deducted from open invoices by the customer.

Major Customers

The Company had two customers who comprised 57% and 42% of net revenue during the year ended December 31, 2017, and 64% and 35% of net revenue during the year ended December 31, 2016.  The loss of these customers would adversely impact the business of the Company.

For the years ended December 31, 2017 and 2016, approximately 5% and 8% respectively, of the Company's net revenue resulted from international sales.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers
	Gross Revenue %		Gross Accounts Receivable
	Year Ended December 31,		Year Ended December 31,	Year Ended December 31,
	2017	2016	2017	2016
Customer A	57%	64%	$2,259,769	$3,760,755
Customer B	42%	35%	2,268,426	1,823,785
Total	99%	99%	$4,528,195	$5,584,540

Major Vendors

The Company had two vendors from which it purchased 87% and 11% of merchandise sold during the year ended December 31, 2017, and 88% and 7% of merchandise sold during the year ended December 31, 2016. The loss of this supplier could adversely impact the business of the Company.

As of December 31, 2017 and 2016, approximately 77% and 87%, respectively, of accounts payable were due to the two vendors.

	Purchases %		Accounts Payable
	Year Ended December 31,		Year Ended December 31,	Year Ended December 31,
	2017	2016	2017	2016
Vendor A	87%	88%	$922,310	$1,507,671
Vendor B	11%	7%	768,164	545,066
Total	98%	95%	$1,690,474	$2,052,737

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

On June 8, 2016, the Board of Directors approved a Resolution to accept an offer from AC Kinetics to sell the Company 100 shares of AC Kinetics Series A Preferred Stock. For consideration, the Company received a note in the face amount of $1,500,000 that would be immediately paid to the Company on completion and funding of a Securities Purchase Agreement with a national company to purchase AC Kinetics.  The note was subject to a Subordination Agreement for loans made to AC Kinetics by the national company involved in the Securities Purchase Agreement.  As further consideration, the Company also received an option to repurchase 1,666,667 shares of Company common stock held by Involve L.L.C. at an exercise price of $.15. The Agreements were signed June 27, 2016.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT AND NOTE RECEIVABLE (continued)

The options also had termination dates being the earlier of the 12-month anniversary of the first option exercise date or 36 months from the agreement effective date.  The agreement was signed June 27, 2016 and the options would have expired on June 27, 2019.

On June 27, 2016 in assessing the fair value of the note, management had to first consider the probability of the Securities Purchase Agreement between AC Kinetics and a national company being finalized. The completion of the Securities Purchase Agreement involved the development, testing and marketing of technologically advanced motor-control software which was still in its development stages. Payment of the note was also subject to a subordination agreement for loan advances made by the national company to AC Kinetics to fund the project which at the time of the transaction were several million dollars.

In evaluating the note management determined that other than the intrinsic fair value of the option agreement, any added value to the note was dependent on the completion of the Securities Purchase Agreement between AC Kinetics and a national company and if the Securities Purchase agreement did not close, then AC Kinetics would not have the financial ability to pay the note, particularly as the note was subordinated to substantial loan advances made to AC Kinetics to fund the product development.

In evaluating the note management also determined that the best estimate of fair value should be based on the value of the option to repurchase common stock from Involve L.L.C. which represented the spread between the market price and the exercised price of the 1,666,667 shares of common stock to be repurchased with an estimated value of $500,000.

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

As of September 30, 2017 management were advised by a principal of AC Kinetics that the national company had not exercised its securities  purchase rights per the agreement, that the national company had stopped advancing loans to fund the project, that the national company had not entered into a revised loan agreement and that the project leader for the national company coordinating the project had been laid off and there was no guarantee that the securities purchase option would be completed.

With the exercise of all available options under the repurchase agreement and as the collateral used to substantiate the value of the note receivable was no longer available and as the possibility of the securities purchase agreement coming to a completion was doubtful, management determined that the fair value of the note at December 31, 2017 was $0.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 6.25%. As of December 31, 2017 and 2016, the interest rate on the loan was 6.50% and 5.25%, respectively. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

As of both December 31, 2017 and December 31, 2016, there was no balance due to Sterling National Bank.

As of December 31, 2017, the maximum amount that can be borrowed and available on this credit line is $7,000,000.

NOTE 5 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers and Directors

On May 30, 2007, the Company executed a $575,000 promissory note payable to a Director of the Company.  This note was amended on July 1, 2009 and again on January 2, 2010. As amended, the note carries an interest rate of 8% per annum.  All principal was payable in full, with accrued interest, on January 2, 2014.  On November 2, 2007, the Company issued 12,074 shares of its Series B Preferred stock valued at $28,975 as payment towards this loan.  The loan grants to the holder a security interest in the accounts receivable of the Company up to the amount of the unpaid principal.  On July 12, 2011, Stewart Wallach, the Chief Executive Officer and Director of the Company and JWTR Holdings, LLC owned by a Director, Jeffrey Postal entered into a Securities and Notes Purchase Agreement with Howard Ullman (former Chairman), whereby they would purchase equally all of Mr. Ullman's notes net of any offsets, monies due from Mr. Ullman to the Company. The original terms of all notes would remain the same. On July 12, 2011, this note payable was reassigned by Mr. Ullman, equally split between Stewart Wallach, Chief Executive Officer and Director, and JWTR Holdings LLC.

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

On January 15, 2013, the Company received a loan in the amount of $250,000 from Stewart Wallach. The loan carried an interest rate of 8% per annum. This loan was amended, and the due date was extended until April 3, 2017 On April 1, 2016, Stewart Wallach transferred ownership of this note and all accrued interest to Director, Jeffrey Postal.  The amount transferred was $250,000 and accrued interest of $64,164. This loan was cancelled, and a new loan entered into with Jeffrey Postal on April 1, 2016. At December 18, 2017 this loan was paid in full including accrued interest of $98,520.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On January 15, 2013, the Company received a loan in the amount of $250,000 from a Director of Capstone. The loan carried an interest rate of 8% per annum. On December 18, 2017 this loan was paid in full including accrued interest of $98,521.

Purchase Order Assignment- Funding Agreements

On March 18, 2016, Capstone received $360,000 against a note from Group Nexus. The note was due on or before September 30, 2016 and carried an interest rate of 8.0% per year. The note with accumulated interest of $5,287 was paid off in full on May 24, 2016.

On April 19, 2016, Capstone received $500,000 against a note from George Wolf, a consultant. The note was due on or before December 31, 2016 and carried an interest rate of 8% per year.  On June 1, 2016, the note was paid off in full with accumulated interest of $4,712.

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC ("PCF"), a private capital funding company owned by Jeffrey Postal. Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of 8%.  This loan was amended, and the due date has been extended until January 2, 2018.

On February 2, 2017, the Company paid down $137,129 against this loan including $37,129 of accumulated interest.

On June 16, 2017, the Company paid down $167,092 against this loan including $44,092 of accumulated interest.

During September 2017, Director, Jeffrey Postal entered into a Conversion and Option Agreement to satisfy the remaining balance of the working capital loans totaling $275,000 with accrued interest of $104,318. The Agreement resulted in $217,500 of outstanding notes payable being satisfied as payment for exercised stock options and a further $23,400 of notes payable being satisfied as payment for the purchase of 50,000 of the Company's common shares. On September 14, 2017, the remaining balance of that note payable, $138,418 was paid to this related party.

As of December 31, 2017, and December 31, 2016, the Company had notes payable to related parties of $0 and $1,321,721, respectively.

During the years ended December 31, 2017 and 2016, interest expense on the notes payable to related parties amounted to $58,859 and $120,963, respectively.

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

CIHK entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The original agreement was for the period from February 17, 2014, to February 16, 2016, with a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. The lease was extended for three (3) months until May 16, 2016. The lease was renewed for (12) months ending May 16, 2017 with a base annual rate of $48,775 and was further extended for (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments. The Company entered into a six (6) month rental agreement from December 1, 2016 until May 31, 2017 and was extended until December 31, 2017 for showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been further extended until December 31, 2018.

The Company's rent expense amounted to $163,060 and $144,181 for the years ended December 31, 2017 and 2016, respectively.

The future lease obligations under these agreements are as follows:

Year Ended December 31,	US	HK	Total

2018	$93,855	$38,060	$131,915
2019	95,570	-	95,570
2020	7,964	-	7,964
2021	-	-	-
Total future lease obligation	$197,389	$38,060	$235,449

Consulting Agreements and Subsequent Events

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf was paid $10,500 per month through December 31, 2015 increasing to $12,500 per month from January 1, 2016 through December 31, 2017. A bonus compensation of $10,000 was paid in the month of January 2017 related to 2016 sales performance.

On January 1, 2017, the agreement was amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2017 through December 31, 2017. Bonus compensation of $15,000 was paid on December 22, 2017 related to 2017 sales performance.

On January 1, 2018, the agreement was further amended, whereby Mr. Wolf will be paid $13,750 per month from January 1, 2018 through December 31, 2018.

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

Employment Agreements and Subsequent Events

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

On February 5, 2018, the Company renewed the Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

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

On February 5, 2018, the Company renewed the Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

On December 29, 2016, the Company finalized the first amendment to the February 4, 2015 Licensing Agreement with the floorcare company in which the initial term was extended through February 3, 2020 and additional renewal terms and periods were also finalized. During this initial extended period through February 3, 2020, if the Company achieves net sales of $5,000,000, then the agreement would automatically be extended 2 years until February 3, 2022 and if during this second extended period the Company achieves net sales of $5,000,000, then the agreement would automatically be further extended 2 years until February 3, 2024. The license also added an additional product category.

Royalty expense related to this agreement for the years ended December 31, 2017 and 2016, was $777,626 and $496,166, respectively.

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

Royalty expense related to this agreement for the years ended December 31, 2017 and 2016, was $504,584 and $0, respectively.

Investment Banking Agreement and Subsequent Event

On March 1, 2017, the Company executed an Investment Banking Agreement with Wilmington Capital Securities, LLC, ("Wilmington"), a registered broker-dealer under the Securities Exchange Act of 1934. The Company entered into the Agreement in order to obtain outside assistance in finding and considering possible opportunities to enhance Company shareholder value through significant corporate transactions or through funding expansion and/or diversification of the Company's primary business lines. The scope of such possible strategic transactions included mergers and acquisitions, asset acquisition or sales and funding through the issuance of Company securities. The agreement had an initial six-month term and renewed for an additional, consecutive six-month term. Wilmington received a cash retainer fee of $80,000, paid in monthly installments, in the first six-month term, and a reduced retainer fee of $45,000, paid in monthly installments, in the first renewal of the initial six-month term. Wilmington will also receive a transaction fee for any consummated strategic transaction introduced by Wilmington under the Agreement. The transaction fees are based on the Lehman Scale starting at 8% fee reducing to 4% on transactions from $5,000,000 to in excess of $20,000,000.

The retainer fee paid for this agreement for the year ended December 31, 2017 was $120,000.  A further retainer fee of $5,000 that remained on the agreement was paid in January 2018.

NOTE 7 - STOCK TRANSACTIONS

Warrants

During September and October 2007, the Company issued 2,121,569 shares of common stock for cash at $0.255 per share, or $541,000 total as part of a Private Placement under Rule 506 of Regulation D. Along with the stock, each investor also received a warrant to purchase 30% of the shares purchased in the Private Placement. In September 2017, an investor exercised a warrant option for 29,412 shares at the exercise price of $.255 per share. During October 2017 the remaining 607,062 outstanding warrants expired.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

On July 20, 2016, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary. These options have an exercise price of $0.435 with an effective date of August 6, 2016 and vested on August 5, 2017.

On August 6, 2017, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary. These options have a strike price of $.435 with an effective date of August 6, 2017 and will vest on August 5, 2018.

During the quarter ended September 30, 2017, Jeffrey Postal entered into a Conversion and Option Agreement with the Company and exercised his option to purchase 500,000 of his vested stock options at the grant price of $.435 per share and with a total value of $217,500.  As part of the Agreement, the $217,500 payment for these stock options resulted in the satisfaction of $217,500 of notes payable due Mr. Postal since 2012.

As of December 31, 2017, there were 1,026,670 stock options outstanding and 816,670 stock options vested. The stock options have a weighted average expense price of $0.435.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

In applying the Binomial Lattice (Suboptimal) option pricing model to stock option granted, the Company used the following weighted average assumptions: The following assumptions were used in the fair value calculations of options granted during the year ended December 31, 2017:

Risk free interest rate – 1.82 – 2.27%
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

The expected dividend yield is based upon the fact that the Company has not historically paid dividends and does not expect to pay dividends in the near future.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

For the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense of $95,469 and $67,057, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $68,856 will be recognized for these options in 2018.

The following table sets forth the Company's stock options outstanding as of December 31, 2017, and December 31, 2016 and activity for the years then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2016	5,272,227	$0.435	$0.303	1.73	$-
Granted	210,000	0.435	0.390	4.82	-
Exercised	-	-	-	-	-
Forfeited/expired	(300,001)	0.435	0.105	-	-
Outstanding, December 31, 2016	5,182,226	$0.435	$0.318	.97	$77,733
Granted	210,000	0.435	0.550	5.20	-
Exercised	(500,000)	-	-	-	(15,000)
Forfeited/expired	(3,865,556)	0.435	0.323	-	-
Outstanding, December 31, 2017	1,026,670	$0.435	$0.345	2.45	$87,267

Vested/exercisable at December 31, 2016	4,972,226	$0.435	$0.315	.80	$74,583
Vested/exercisable at December 31, 2017	816,670	$0.435	$0.292	1.83	$69,417

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.435	166,668	0.33	$.435	166,668
$.435	46,668	1.31	$.435	46,668
$.435	66,667	0.03	$.435	66,667
$.435	10,000	0.10	$.435	10,000
$.435	56,667	1.33	$.435	56,667
$.435	20,000	2.46	$.435	20,000
$.435	10,000	3.50	$.435	10,000
$.435	100,000	1.00	$.435	100,000
$.435	10,000	6.00	$.435	10,000
$.435	100,000	2.00	$.435	100,000
$.435	10,000	7.50	$.435	10,000
$.435	100,000	2.60	$.435	100,000
$.435	10,000	7.60	$.435	10,000
$.435	100,000	3.60	$.435	100,000
$.435	10,000	8.60	$.435	10,000
$.435	200,000	4.60	$.435	-
$.435	10,000	9.60	$.435	-

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

Stock Purchase

During the quarter ended September 30, 2017, Jeffrey Postal entered into a Conversion and Option Agreement with the Company. As part of the Agreement, Jeffrey Postal purchased 50,000 shares of common stock for $23,400. As part of the Agreement, the payment for these shares resulted in the satisfaction of $23,400 of notes payable due to Mr. Postal since 2012.

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

On December 15, 2017, the Company's Board of Directors approved an extension of the Company's stock repurchase plan for up to $750,000 through June 30, 2018.

NOTE 8 - INCOME TAXES

As of December 31, 2017, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. As of December 31, 2016, the Company had net operating loss carry forwards available of approximately $357,000. The net deferred tax liability as of December 31, 2017 and 2016 was $251,000 and $216,000, respectively, and is reflected in long-term liabilities in the accompanying balance sheets.

For the year ended December 31, 2016, the Company recorded a change in the valuation allowance of $756,000, on the basis of management's reassessment of the amount of its deferred tax assets that are more likely than not to be realized. As of each reporting date, management considers new evidence, both positive and negative, that could affect its determination of the future realization of deferred tax assets. As of December 31, 2016, in part because as of that date the Company had achieved two years of pretax income, management determined that there was sufficient positive evidence to conclude that it is more likely than not that the deferred taxes are realizable. Management therefore reduced the valuation allowance accordingly and the impact of the change is reflected in 2016 income.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain other jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgement to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities for the years 2014 and prior.

If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be recorded as a component of income tax expense.

The provision for income taxes for the years ended December 31, 2017 and 2016 was calculated based on the estimated annual effective rate of 34% for both the full 2017 and 2016 calendar years, adjusted for an income tax benefit from the expected utilization of net operating loss carryforwards.

On December 22, 2017, President Trump signed into law the legislation generally known as Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, the impact of a change in tax law is recorded in the period of enactment. During the fourth quarter of 2017, the Company recorded a non-cash, change in its net deferred income tax balances of approximately $120,000 related to the tax rate change. The Company estimates that its deemed repatriation liability will not be material due to its limited international operations.

The income tax provision for the years ended December 31, 2017 and 2016 consists of:

	2017	2016
Current:
Federal	$870,000	$51,000
State	113,000	-
Foreign	11,694	-
Deferred:
Federal	34,000	216,000
State	1,000
Income Tax Provision	$1,029,694	$267,000

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:

	2017	2016
Provision at U.S. statutory rate	$981,000	$1,050,000
State taxes, net of Federal benefit	75,000	-
Foreign taxes	11,694	-
Alternative minimum tax	-	51,000
Depreciation and amortization	(31,000)	(37,000)
Accrued liabilities	31,000	38,000
Non-deductible stock-based compensation	32,000	23,000
Other differences	50,000	(102,000)
Impact of tax reform	(120,000)	-
Decrease in valuation allowance	-	(756,000)
Income tax provision	$1,029,694	$267,000

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$-	$121,000
Liabilities and reserves	88,000	88,000
Property and equipment and inventory	20,000	14,000
Other	1,000	-
	109,000	223,000
Deferred tax liabilities:
Intangible assets	(360,000)	(439,000)
	(360,000)	(439,000)
Net deferred tax assets and liabilities	$(251,000)	$(216,000)