Form 10-Q
period 2018-03-31
CAPSTONE COMPANIES, INC.
filed 2018-05-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2018, there were 47,046,364 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2018

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
Assets:	(Unaudited)
Current Assets:
Cash	$3,861,648	$3,668,196
Accounts receivable, net	2,698,476	4,367,721
Inventories	62,684	140,634
Prepaid expenses	78,581	239,150
Income tax refundable	113,912	-
Total Current Assets	6,815,301	8,415,701

Property and Equipment:
Computer equipment and software	9,895	9,895
Machinery and equipment	318,801	318,801
Furniture and fixtures	5,665	5,665
Less: Accumulated depreciation	(276,130)	(266,997)
Total Property & Equipment	58,231	67,364

Other Non-current Assets:
Deposit	13,616	13,616
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,949,636	1,949,636
Total Assets	$8,823,168	$10,432,701

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$1,889,837	$2,733,516
Income tax payable	11,694	624,782
Total Current Liabilities	1,901,531	3,358,298

Long Term Liabilities:
Deferred tax liabilities	260,000	251,000
Total Long Term Liabilities	260,000	251,000
Total Liabilities	2,161,531	3,609,298

Commitments and Contingencies (Note 4)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 47,046,364 shares	4,704	4,704
Additional paid-in capital	7,034,428	7,005,553
Accumulated deficit	(377,495)	(186,854)
Total Stockholders' Equity	6,661,637	6,823,403
Total Liabilities and Stockholders' Equity	$8,823,168	$10,432,701

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Revenues, net	$4,060,168	$6,752,196
Cost of sales	3,040,897	5,172,729
Gross Profit	1,019,271	1,579,467

Operating Expenses:
Sales and marketing	363,061	376,756
Compensation	375,110	359,802
Professional fees	148,887	204,802
Product development	166,566	72,025
Other general and administrative	174,288	178,619
Total Operating Expenses	1,227,912	1,192,004

Operating Income (Loss)	(208,641)	387,463

Other Income (Expense):
Interest income	-	12,945
Interest expense	-	(21,730)
Total Other (Expense)	-	(8,785)

Income (Loss) Before Tax Provision (Benefit)	(208,641)	378,678

Provision (Benefit) for Income Tax	(18,000)	128,000

Net Income (Loss)	$(190,641)	$250,678

Net Income (Loss) per Common Share
Basic	$(0.004)	$0.005
Diluted	$(0.004)	$0.005

Weighted Average Shares Outstanding
Basic	47,046,364	47,621,553
Diluted	47,046,364	47,883,977

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(190,641)	$250,678
Adjustments necessary to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,133	17,495
Accrued interest on note receivable	-	(12,945)
Stock based compensation expense	28,875	20,475
Provision for deferred income tax	9,000	128,000
Increase (decrease) in accrued sales allowance	(20,635)	206,995
(Increase) decrease in accounts receivable	1,689,880	(1,539,687)
(Increase) decrease in inventories	77,950	(147,868)
(Increase) decrease in prepaid expenses	160,569	(214,361)
Increase (decrease) in accounts payable and accrued liabilities	(843,679)	1,103,216
(Decrease) in income tax payable	(613,088)	-
(Increase) in income tax refundable	(113,912)	-
(Decrease) in accrued interest on notes payable	-	(18,253)
Net cash provided by (used in) operating activities	193,452	(206,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(13,433)
Net cash (used in) investing activities	-	(13,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,578,358	5,280,373
Repayments of notes payable	(6,578,358)	(5,280,373)
Repurchase of shares from Involve, LLC	-	(150,000)
Repayments of notes and loans payable to related parties	-	(100,000)
Net cash (used in) financing activities	-	(250,000)

Net Increase (Decrease) in Cash and Cash Equivalents	193,452	(469,688)
Cash and Cash Equivalents at Beginning of Period	3,668,196	1,646,128
Cash and Cash Equivalents at End of Period	$3,861,648	$1,176,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$39,983
Income taxes	$700,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC", "Capstone" or the "Company"), a Florida corporation (formerly, "CHDT Corporation") and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2018 and results of operations and cash flows for the three months ended March 31, 2018 and 2017. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

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

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the invoiced amount and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of March 31, 2018 and December 31, 2017, accounts receivable serves as collateral for the Company's note payable.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of Accounts Receivable, net:

	March 31,	December 31,
	2018	2017
Trade Accounts Receivables at period end	$2,871,902	$4,561,782
Reserve for estimated marketing allowances, cash discounts and other incentives	(173,426)	(194,061)
Total Accounts Receivable, net	$2,698,476	$4,367,721

The following table summarizes the changes in the Company's reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:

	March 31,	December 31,
	2018	2017
Balance at beginning of the year	$(194,061)	$(1,200,792)
Accrued allowances	-	(921,833)
Reversal of prior year accrued allowances	1,749	58,867
Expenditures	18,886	1,869,697
Balance at period-end	$(173,426)	$(194,061)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

Inventories

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone, totaling $62,684 and $140,634 at March 31, 2018 and December 31, 2017, respectively.

Prepaid Expenses

The Company's prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance and trade show expense.

Net Income Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding as of March 31, 2018 and 2017. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At March 31, 2018 and 2017, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 950,003 and 5,182,226, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended	3 months ended
	March 31, 2018	March 31, 2017
Basic weighted average shares outstanding	47,046,364	47,621,553
Dilutive warrants	-	262,424
Diluted weighted average shares outstanding	47,046,364	47,883,977

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table disaggregates net revenue by major source:

	For the 3 Months Ended March 31, 2018			For the 3 Months Ended March 31, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated
Lighting Products- U.S.	$148,301	$3,594,781	$3,743,082	$716,995	$5,460,918	$6,177,913
Lighting Products-International	165,894	151,192	317,086	574,283	-	574,283
Total Revenue	$314,195	$3,745,973	$4,060,168	$1,291,278	$5,460,918	$6,752,196

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

During the three months ended March 31, 2018 and 2017, Capstone determined that $1,749 and $47,741, respectively of previously accrued allowances were no longer required.

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

For those customers that do not receive a discount off-invoice, the Company recognizes a charge to cost of sales for anticipated non-

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

conforming returns based upon an analysis of historical product warranty claims and other relevant data. We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue.

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying March 31, 2018 and December 31, 2017 balance sheets:

	March 31,	December 31,
	2018	2017
Balance at the beginning of the period	$328,279	$294,122
Amount accrued	11,977	940,291
Amount expensed	-	(906,134)
Balance at period-end	$340,256	$328,279

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $4,918 and $20,663 for the three months ended March 31, 2018 and 2017, respectively.

Product Development

Our research and development team located in Hong Kong working with our designated factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets

For the three months ended March 31, 2018 and 2017, product and development expenses were $166,566 and $72,025 respectively.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $26,353 and $16,919 for the three months ended March 31, 2018 and 2017, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years for potential warranty claims and various other expenses. As of March 31, 2018, and December 31, 2017, the Company has $500,090 and $600,622, respectively, in accrued liabilities.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of accounts payable and accrued liabilities at March 31, 2018 and December 31, 2017, respectively:

	March 31,	December 31,
	2018	2017
Accounts payable	$1,389,747	$2,132,894

Accrued warranty reserve	340,256	328,279
Accrued compensation, benefits, commissions and other expenses	159,834	272,343
Total accrued liabilities	500,090	600,622
Total	$1,889,837	$2,733,516

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

On December 22, 2017, President Trump signed into law the legislation generally known as Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. Refer to Note 6 for additional information on income taxes.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Standards

To be Adopted in a Future Period

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company's fiscal year beginning after December 15, 2018 and subsequent interim periods. The Company is currently evaluating the impact of the adoption of ASU 2016-02 will have on the Company's consolidated financial statements.

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

Adoption of New Accounting Standards

 In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, which provided guidance for revenue recognition. The standard's core principle was that a company would recognize revenue when it transferred promised goods or services to customers in an amount that reflected the consideration to which the company expected to be entitled in exchange for those goods or services. In doing so, companies needed to use more judgment and make more estimates than under previous guidance. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities applied the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 606 established a principles-based approach for accounting for revenue arising from contracts with customers and superseded existing revenue recognition guidance. ASC 606 provided that an entity should apply a five-step approach for recognizing revenue, including (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Also, the entity must provide various disclosures concerning the nature, amount and timing of revenue and cash flows arising from contracts with customers.

The Company completed its study on the impact that implementing this standard would have on its consolidated financial statements, related disclosures and our internal control over financial reporting as well as whether the effect would be material to our revenue. Based on the results of our study the standard did not have a material effect to our revenue. Changes were made to our internal control over financial reporting processes to ensure all contracts are reviewed for each of the five revenue recognition steps.  Additionally, the Company's revenue disclosures changed in fiscal 2018.  The new disclosures required more granularity into our sources of revenue, as well as the assumptions about recognition timing, and include our selection of certain practical expedients and policy elections. We used the modified retrospective approach upon adoption of this guidance effective January 1, 2018. We reviewed our current accounting policies and practices to identify potential differences resulting from the application of the new requirements to our sales contracts, including evaluation of performance obligations in the sales contract, the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, we updated certain disclosures, as applicable, included in our consolidated financial statements to meet the requirements of the new guidance.

The adoption of ASC 606 did not have any impact on our operating cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 was effective for the Company's fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 was effective for the Company's fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-15 modified the Company's current disclosures and reclassifications within the consolidated statement of cash flows did not have a material effect on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash.  The update required that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard was effective at the beginning of our fiscal year and subsequent interim periods beginning after December 31, 2017. The adoption of ASU 2016-18 did not have a material effect on the Company's consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2017, the FASB issued ASU No. 2017-09, "Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting" ("ASU 2017-09"), clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. This new accounting standard required modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for us on a prospective basis beginning on January 1, 2018. We typically do not change either the terms or conditions of share-based payment awards once they are granted, therefore; this new guidance did not have a material impact on our consolidated financial statements.

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

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had two customers who comprised 71% and 26% of net revenue during the three months ended March 31, 2018 and 51% and 48% of net revenue during the period ended March 31, 2017.  The loss of these customers would adversely impact the business of the Company.

For both the quarters ended March 31, 2018 and 2017, approximately 8% of the Company's net revenue resulted from international sales.

Major Customers

	Gross Revenue %		Gross Accounts Receivable
	As of March 31,	As of March 31,	As of March 31,	As of December 31,
	2018	2017	2018	2017
Customer A	71%	51%	$2,000,376	$2,259,769
Customer B	26%	48%	851,905	2,268,426
Total	97%	99%	$2,852,281	$4,528,195

Major Vendors

The Company had two vendors from which it purchased 89% and 8% of merchandise sold during the period ended March 31, 2018, and
93% and 4% of merchandise sold during the period ended March 31, 2017. The loss of these suppliers could adversely impact the business of the Company.

As of March 31, 2018, and December 31, 2017, approximately 78% and 87%, respectively, of accounts payable were due to the two vendors.

	Purchases %		Accounts Payable
	As of March 31,	As of March 31,	As of March 31,	As of December 31,
	2018	2017	2018	2017
Vendor A	89%	93%	$1,089,800	$922,310
Vendor B	8%	4%	-	768,164
Total	97%	97%	$1,089,800	$1,690,474

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted and 50% of inventory value.  There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 6.25%. As of March 31, 2018 and December 31, 2017, the interest rate on the loan was 6.25%. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

As of both March 31, 2018 and December 31, 2017, there was no balance due to Sterling National Bank.

As of March 31, 2018, the maximum amount that can be borrowed on this credit line is $7,000,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

Operating Leases and Subsequent Events

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

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The original agreement was for the period from February 17, 2014, to February 16, 2016, with a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. The lease was extended for three (3) months until May 16, 2016. The lease was renewed for (12) months ending May 16, 2017 with a base annual rate of $48,775 and was further extended for (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments.  Effective April 24, 2018, the Company has further extended the lease for (3) months ending August 16, 2018 with a base rate increase of $225 per month.

The Company entered into a six (6) month rental agreement from December 1, 2016 until May 31, 2017 and was extended until December 31, 2017 for showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been further extended until December 31, 2018.

The Company's rent expense amounted to $41,493 and $39,753 for the periods ended March 31, 2018 and 2017, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS (continued)

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

The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach was paid $287,163 per annum.  As part of the agreement, the base salary was reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this agreement began February 5, 2016 and ended February 5, 2018. On February 5, 2018, the Company renewed the Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

On February 5, 2016, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton was paid $191,442 per annum.  As part of the agreement, the base salary was reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this agreement began February 5, 2016 and ended February 5, 2018

On February 5, 2018, the Company renewed the Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

Licensing Agreements and Subsequent Events

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS (continued)

On April 12, 2018, the Company finalized the second amendment to the February 4, 2015 Licensing Agreement in which the license was further expanded to add an additional product category.

Royalty expense related to this agreement was $142,208 and $172,964, for the periods ended March 31, 2018 and 2017, respectively.

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

Royalty expense related to this agreement for the periods ended March 31, 2018 and 2017, was $27,054 and $60,049, respectively.

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

The retainer fee paid for this agreement for the year ended December 31, 2017 was $120,000.  A further retainer fee of $5,000 that remained on the agreement was paid in January 2018. The agreement has now expired.

NOTE 5 - STOCK TRANSACTIONS

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

NOTE 5 - STOCK TRANSACTIONS (continued)

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units. There were no stock options issued during the period ended March 31, 2018.

As of March 31, 2018, there were 950,003 stock options outstanding and 740,003 stock options vested. The stock options have a weighted average expense price of $0.435.

For the periods ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $28,875 and $20,475, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $39,981 will be recognized for these options in 2018.

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

NOTE 6 - INCOME TAXES

As of March 31, 2018, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. The net deferred tax liability as of March 31, 2018 and December 31, 2017 was $260,000 and $251,000, respectively, and is reflected in long-term liabilities in the accompanying balance sheets.

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

The provision (benefit) for income taxes for the three months ended March 31, 2018 and 2017 was calculated based on the estimated annual effective rate of 25.35% and 34%, respectively for both the full 2018 and 2017 calendar years.

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

The income tax provision (benefit) for the three months ended March 31, 2018 and 2017 consists of:
	2018	2017
Current:
Federal	$(21,000)	$-
State	(6,000)	-
Foreign	-	-
Deferred:
Federal	8,500	128,000
State	500	-
Income Tax Provision (Benefit)	$(18,000)	$128,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-Q quarterly report and with our annual report on Form 10-K for year ended December 31, 2017. In addition to historical information, the following discussion contains certain forward-looking statements. See "Special Note Regarding Forward Looking Statements" below for certain information concerning those forward- looking statements.  As used below, "our" and "we" refers to the Company and its subsidiaries.

Special Note Regarding Forward Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business as well as in "Risk Factors," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words) intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-Q quarterly report. One should read this Form 10-Q quarterly report and the documents that we reference herein and filed as exhibits to this Form 10-Q quarterly report completely and with the understanding that our actual future results may be materially different from what we expect or current results. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

The Company is a "penny stock" company under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of May 1, 2018, the Common Stock was trading at $.378 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.  The Company completed a 1-for-15 reverse stock split for the Common Stock on July 25, 2016. The reverse stock split did not change the Company's status as a "penny stock" company.

Use of Certain Defined Terms. Except as otherwise indicated by the context~~,~~ the following terms have the stated meanings.

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

(5)	"China" or "PRC" means People's Republic of China.
(6)	"Commission" or "SEC" means the U.S. Securities and Exchange Commission.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	"Subsidiaries" means the above wholly owned subsidiaries of the Company.
(10)	"LED" or "LED's" means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.

General.

The Company is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTC QB Venture Market exchange of The OTC Markets Group, Inc. and, since July 6, 2012, under the trading symbol "CAPC."  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Commission on March 28, 2018.

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

Introduction

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2018 compared with the same period in 2017 and (ii) financial liquidity and capital resources.

Capstone Companies, Inc. is a public holding company organized under the laws of the State of Florida.  The Company is engaged in the business of developing, marketing, manufacturing and selling consumer products through national and regional retailers in North America and in certain overseas markets. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities in Hong Kong. Capstone's products have been to date targeted for applications such as home indoor and outdoor lighting.  The Company's current product portfolio consists of stylish, innovative and easy to use consumer LED lighting products.  The Company's products are sold under the CAPI brand name, Capstone Lighting®, as well as under nationally recognized licensed brands-named Hoover® Home LED and a LED product under Duracell®.  LEDs are now mainstream in consumer lighting products, and, as such, the Company believes that the component and production costs of LED lighting products will continue to lower due to technological and production developments, which should allow the Company to compete through its innovations and branding that capitalize on products utilizing LED.  The Company's focus is the integration of LED into most commonly used lighting products in today's home. We continue to make key investments to ensure that we provide quality LED lighting products. The Company understands and strives to couple well made products with superior customer service.  Customer service is a vital part of consumer loyalty.  Capstone believes that it is positioned well to participate in these expanded product categories designed to fuel the Company's future growth.

The Company seeks to deliver strong, consistent business results and increasing shareholder returns by providing innovative products on a global basis that make consumer's lives simpler and safer while delivering revenue growth to the Company's retail partners.  Whereas the Company's strengths have been demonstrated through the successful executions of its strategic initiatives which have focused on LED lighting products.  It believes it is well positioned to exploit categories outside LED lighting that also benefit from the proven strengths of the Company's management team.  Creating and exploiting niche consumer product categories, through advanced design and low-cost manufacturing are the core competencies of the Company.

The Company oversees and controls the manufacturing of its products, which are currently made in China by original equipment manufacturers ("OEM"), through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Capstone believes it has commercially favorable payment terms with its OEM's which terms helps support the Company's growth.  The Company's direct import business model requires that product shipments meet minimum order quantity or "MOQ" full container loads from its factories directly to retail customers' shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming.  CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs.  Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products.  The Company explores alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its ongoing supply chain strategic planning.

Strategy

Over the past ten years the global lighting market has undergone a transition driven by rapid advancements in the performance, efficiency and cost of energy-efficient LED lighting products.  LED lighting products offer numerous advantages for the user which are driving demand (improved light quality, durability, longer life, cooler temperatures, lower cost of operation). As the cost of LEDs decreased, while performance improvements were made LED technology has expanded its share of the general illumination market.  The Company continues to explore other technologies that, like LED, could rapidly and effectively be integrated into traditional product categories providing users advantages in their daily life activities.

Target Markets:  Our objective is to become recognized as a leading-edge consumer products company, based on "Rapidly Integrating Technologies into Consumer Products."

•
As the LED lighting market continues to build momentum, becoming a major provider of LED lighting in the market place requires expanding relationships with the buyers for national retailers. We plan to continue to strengthen those relationships and expand into other departments or indeed other channels of distribution through those relationships.

•	We plan to continue to refine and improve our products portfolio and expand into other product segments through focused investment into the Company's research and development efforts.

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

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have and will continue to serve as a foundation for its business strategy:

In North America, the Company is recognized for several of its LED product innovations.  Capstone believes that the specialized nature of its existing product portfolio and its relative market share has provided a platform for successful introductions of future product segments.

The Company believes its multiple brand strategy is important in maintaining competitiveness in the marketplace. Capstone Lighting® and Hoover® have proven successful in meeting expectations at the point of sale.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.  Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.

Product Quality: We offer quality products allowing consumers to maximize the benefits of adopting LED products. We design, manufacture and sell quality and reliable products across all of our brands with functional advantages that are cost competitive. We achieve this, in part, through a combination of sourcing skills, stringent manufacturing quality control and conducting rigorous third-party product testing. To deliver cost-competitive products, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary manufacturing process.

The Company's product characteristics are:

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

Authoritative Knowledge: We invest in employees and manufacturers with extensive knowledge, understanding and experience of technology, and regulatory environments that enables us to continue to provide superior quality products and service for our customers.  Our management team has demonstrated its ability to drive organic growth.

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

Perceived Weaknesses.

Capstone believes that its competitive weaknesses are:  (1) it does not possess the business, marketing and financial resources of its larger competitors; (2) it does not have an extensive or aggressive Social Media marketing program or its own e-commerce capability; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending; (4) its products lines are focused on a niche consumer LED lighting;  (5) profitability may be limited by attainable profit margins from consumer lighting products; (6) Capstone does not have the large internal research and development capability of its larger competitors; and (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support and we rely on our OEM's for product production. As a smaller reporting company, we also face the challenges of a smaller enterprise competing in global markets and dependent on Chinese OEM's for production.

Products and Customers

The Company has expanded its product positioning through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and include the following products that are reported under one segment: Lighting Products:

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

Based on Capstone's experience in the industry, the Company's Chinese contract manufacturing resources and focus on well designed, practical products, Capstone believes it is well positioned to become a leading manufacturer in its segment of the growing LED home lighting and security lighting segments.  The Company's efforts to achieve such a goal are ongoing The Company's performance depends on a number of assumptions and factors.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's products are subject to general economic conditions that impact discretionary consumer spending on non-essential items.  The Company's ability to fund the pursuit of our goals remains a constant, significant factor.

With the Company's branded lighting categories, Capstone has a comprehensive product offering for its niche in the consumer lighting industry.  The Company believes that it will provide retailers with a broad and diversified portfolio of consumer products across numerous product categories, which should add diversity to the Company's revenues and cash flows sources.  Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.  The Company believes in its ability to serve retailers with a broad array of branded products and quickly introduce new products to continue to allow Capstone to further penetrate its existing customer bases, while also attracting new customers. The Company's primary, perceived challenge is creating sustained consumer demand for its products in a growing number of markets and attaining sustained profitability, which challenge is complicated by the cost of new product development and costs of penetrating new markets.

Sales and Marketing

We continue to make investments to expand our sales, marketing, technical applications support and distribution capabilities to sell our products. We currently market and sell our LED products through our internal sales team and agency networks. Generally, our agencies are recruited, trained and monitored by us directly. We maintain a firm policy on the use of our name for branding our LED lighting products. The Company's products are marketed primarily through a direct independent sales force.  The sales force markets the Company's products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites.  The Company actively promotes its products to retailers and distributors at North American trade shows but relies on the retail sales channels to advertise its products directly to the end consumer.  All sales activities at major account levels involve direct executive management participation.

In order for continued sales growth in the retail market, the Company is focused on expanding its market share at existing accounts by expanding its portfolio of both branded and private label products. The Company will also be targeting direct to retail clients through CIHK for products that fall outside Capstone's branded categories but are innovative and preferably exclusive to CIHK.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

The Company depends on Amazon.com and other retail e-commerce sites as they are the most cost efficient and effective approach for the Company. We maintain a Facebook1 website at https://www.facebook.com/powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed a specific Social Media campaign based on third party sponsors or promoters.  The growing importance of Social Media may require the Company to develop a more aggressive or extensive plan for using Social Media as a marketing tool.

1 Facebook is a registered trademark of Facebook, Inc.

Competitive Conditions

The consumer LED products and small electronics businesses are highly competitive and rapidly evolving markets, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by brand perceptions, product performance and value perception, customer service and price.  The Company's principal consumer lighting product competitors in the U.S. are Energizer, Feit Electric and Jasco (GE).  The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Wal-Mart offer consumer lighting products as part of their private branded product lines.  Many of the Company's competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.  Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting its expansion efforts or price competition.  Moreover, if one or more of the Company's competitors were to merge, the change in the competitive landscape could adversely affect our customer distribution channel.

Research, Product Development, and Manufacturing Activities

The Company's research and development department based in Hong Kong designs and engineers many of the Company's products, with collaboration from its third-party OEM manufacturing partners.  We outsource the manufacture and assembly of our products to a number of contract manufacturers overseas. Their focus is to introduce product with technology, increasing functionality, enhanced quality, efficient manufacturing processes and cost reductions.  CIHK also establishes strict engineering specifications and product testing protocols for the Company's contract manufacturers' factories and ensure the factories adhere to all Chinese Labor and Social Compliance Laws.  Under the current political regime in China, sudden and unexpected changes in such laws are possible and could impact the Company's business or financial performance by increasing the cost or ease of conducting business.

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

The Company's research and development team ensures its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds.  In order to ensure the quality and consistency of the Company's products manufactured in China, the Company uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country's individual regulatory standards.  The Company also employs quality control inspectors who examine and test products to the Company's specification(s) before shipments are released.  CIHK office capabilities have now been expanded to include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong and mainland China.

To successfully implement the Company's business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations.

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

Royalty expenses related to such agreements for the quarters ended March 31, 2018 and 2017 were $169,262 and $233,013 respectively.

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

Information Technology

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage our daily operations, communicate with our customers and maintain our financial and accounting records. In the normal course of business, we receive information regarding customers, associates, and vendors.  Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors,  results of operations, product development and make us unable or limit our ability to respond to customers' demands. Our information technology systems are vulnerable to damage or interruption from:

•	hurricanes, fire, flood and other natural disasters;
•	power outages; and
•	internet, telecommunications or data network failure.

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

On September 8, 2010, in order to support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There was a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at the time of closing was 5%.

As of March 31, 2018, the base management fee is now equal to .30% and the interest rate charged on a loan balance was 6.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling National Bank affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables.

As of both March 31, 2018 and December 31, 2017, the balance due to Sterling National Bank was $0.

As of March 31, 2018, the maximum amount that can be borrowed on this credit line is $7,000,000.

The Company's liquidity and cash requirements are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2018 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017.

CONSOLIDATED OVERVIEW OF OPERATIONS

Results of operations

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sales contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2017 represented 95.1% of net revenue and 92.2% in the first quarter ended March 31, 2018. We expect that the U.S. region will continue to be the major source of revenue for the Company. However, we also derive a portion of our revenue from overseas which we also expect to grow.  All of our revenue is denominated in U.S. dollars.

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

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of licensed brands royalties, sales representative's commissions, advertising and trade show expense and costs related to employee's compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017
(In Thousands)
	March 31, 2018		March 31, 2017

	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$4,060	100.00%	$6,752	100.00%
Cost of sales	3,041	74.9%	$5,173	76.6%
Gross Profit	1,019	25.1%	1,579	23.4%
Operating Expenses:
Sales and marketing	363	8.9%	377	5.6%
Compensation	375	9.2%	360	5.3%
Professional fees	149	3.7%	205	3.1%
Product development	167	4.1%	72	1.1%
Other general and administrative	174	4.3%	178	2.6%
Total Operating Expenses	1,228	30.2%	1,192	17.7%
Operating Income	(209)	(5.1)%	387	5.7%
Other Income (Expense)
Interest income	-	-%	13	0.2%
Interest expense	-	-%	(21)	(0.3)%
Total Other Income (Expense)	-	-%	(8)	(0.1)%

Income Before Tax Provision	(209)	(5.1)%	379	5.6%
Provision (Benefit) for Income Tax	(18)	0.4%	128	1.9%
Net income	$(191)	(4.7)%	$251	3.7%

Net Revenues

For the quarter ended March 31, 2018, net revenues were $4.1 million, a decrease of $2.7 million or 39.9% from $6.8 million in 2017.  During 2018 the Company shipped 3 new product launches compared to 4 product launches in the first quarter 2017 which explained part of the revenue reduction compared to 2017. However, as discussed in previous reports, revenue performance can vary greatly between quarters and is very dependent on customers shipping requirements.

With the shipment of these new products the Company is also transitioning out of product that have been in the market for several years.

Revenue under the Hoover® Home and Duracell® licensed brands in the period represented 92.3% of total sales as compared to 80.9% in 2017.

For the quarter ended March 31, 2018 and 2017, international sales were approximately $317 thousand or 7.8% of revenue as compared to $574 thousand or 8.5% of revenue, respectively.

During the quarter ended March 31, 2018, in order to promote the new product releases, the Company provided retailers with $165 thousand of product marketing funds of which $150 thousand was provided to the Company by our Chinese factory partner. In the same period 2017 the Company provided $256 thousand for marketing allowances.

The following table disaggregates net revenue by major source:

	For the 3 Months Ended March 31, 2018			For the 3 Months Ended March 31, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated
Lighting Products- U.S.	$148,301	$3,594,781	$3,743,082	$716,995	$5,460,918	$6,177,913
Lighting Products-International	165,894	151,192	317,086	574,283	-	574,283
Total Revenue	$314,195	$3,745,973	$4,060,168	$1,291,278	$5,460,918	$6,752,196
Gross Profit and Cost of Sales

Gross profit for the quarter ended March 31, 2018, was approximately $1.0 million, or 25.1% of net revenues, as compared to $1.6 million or 23.4% of net revenues in 2017. Gross profit decreased by $560 thousand or 35.5% resulting from the revenue decrease in the period. The gross margin percentage for Lighting Products in the period increased to 25.1% compared to 23.4% in 2017, as a result of the higher blended margins achieved by the new products launched in the period.

For the quarters ended March 31, 2018 and 2017, cost of sales were approximately $3.0 million and $5.2 million, respectively, a reduction of $2.2 million or 42.3% from 2017. This reduction resulted from the reduced sales volume in the period. Cost of sales was 74.9% of net revenues in 2018 compared to 76.6% in the same period 2017, a reduction of 1.7%.

Operating Expenses

Sales and Marketing Expenses

For the quarter ended March 31, 2018, and 2017, sales and marketing expenses were $363 thousand and $377 thousand respectively, a reduction of $14 thousand or 3.6%. During the quarter to ensure effective in store placement of the newly launched products, the Company contracted with a service company to visit each store location to coordinate product positioning. This service cost $56 thousand which did not occur in the same quarter 2017. Royalty payments to TTI Floor Care for the Hoover® License for the quarter ended March 31, 2018 and 2017 were $142 thousand and $173 thousand, respectively. Duracell® license royalties for the same periods were $27 thousand and $60 thousand, respectively. The reduction in the royalty fees for both brands in the quarter resulted from the reduced sales volume during the period.

Compensation Expenses

As of March 31, 2018, and 2017, compensation expenses were approximately $375 thousand and $360 thousand respectively, an increase of $15 thousand or 4.3%. Expenses in 2018 increased as a result of salary increases in our Hong Kong operation.

Professional Fees

As of March 31, 2018, and 2017, professional fees were approximately $149 thousand and $205 thousand respectively, a reduction   of $56 thousand or 27.3%. In the first quarter 2017, the Company incurred increased expense levels as we had engaged the investment banking services of Wilmington Capital Securities, LLC and management attended various investor conferences which did not reoccur in 2018.

Product Development Expenses

For the quarter ended March 31, 2018, product development expenses were approximately $167 thousand as compared to $72 thousand, in 2017, an increase of $95 thousand or 131.9%.  This expense increase resulted from $73 thousand invested in the development of a new product category and a large increase in new product testing and sample development expenses during the period.

Other General and Administrative Expenses

As of March 31, 2018, and 2017, other General and Administrative expenses were approximately $174 thousand and $178 thousand respectively, a reduction of $4 thousand or 2.2%.

Total Operating Expenses

As of March 31, 2018 and 2017 total operating expenses were $1.2 million or 30.2% of revenue as compared to $1.2 million or 17.7% of revenue in 2017.
Operating Income (Loss)

For the quarter ended March 31, 2018 and 2017, the operating (loss) was $(209) thousand compared to $387 thousand profit in 2017.

Other Income (Expense)

As of March 31, 2018, and 2017, Other Income (Expense) was $0 and $(8) thousand respectively. The Company incurred zero interest expense during the quarter compared to $21 thousand in 2017. This represents a major achievement for the Company, all loans have been paid off.

Provision (Benefit) for Income Tax

As of March 31, 2018 and 2017 the provision (benefit) for income tax was estimated at ($18) thousand and $128 thousand, respectively.

Net Income (Loss)

For the quarter ended March 31, 2018 the net (loss) was $(191) thousand compared to a net income of $251 thousand in the same period 2017. The reduced net income performance was due to the $2.7 million reduction in net revenue in the quarter. We have continued to incur strategic and planned expenditures particularly in the product development category as we develop new products to support future revenue growth. We were able to offset part of the impact of the gross profit reduction by reducing interest expense and the tax benefit estimate.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the 3 months ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of March 31, 2018 and December 31, 2017 was $3.9 million and $3.7 million, respectively. The Company also had available borrowing capacity under the Sterling National Bank financing agreement of approximately $2.3 million and $3.7 million, respectively.

The Sterling National Bank credit facility allows the Company to borrow up to $7.0 million based upon specified percentages of eligible accounts receivables and inventory. As of March 31, 2018, and December 31, 2017 the Sterling Bank loan balance for both periods was $0.

Historically, our Directors have been a significant source of financing and continue to support our operations as necessary. With the strong operational cash flows achieved during 2017, the Company was able to pay off all Director debt and accumulated interest. As of both March 31, 2018 and December 31, 2017, the Company had notes payable to related parties of $0.

	For the Three Months ended March 31,
Summary of Cash Flows	2018	2017
(In thousands)
Net cash provided by (used in):
Operating Activities	$193	$(206)
Investing Activities	-	(14)
Financing Activities	-	(250)
Net increase (decrease) in cash and cash equivalents	$193	$(470)

Our borrowing capacity with Sterling National Bank, favorable payment terms with vendors, funding support from certain Company Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Cash Flows provided by Operating Activities

Cash provided by operating activities in the quarter ended March 31, 2018 was approximately $193 thousand compared with approximately $(206) thousand used in operating activities in the same quarter 2017. The negative cash impact of the ($191) thousand loss, was offset by a $1.7 million reduction in Accounts Receivable due to a strong collections effort combined with a $78 thousand decrease in inventory and $161 thousand decrease in prepaid expenses.

This cash inflow was used to pay down $844 thousand of Accounts Payable and $727 thousand towards the 2017 tax liability.

Cash Flows used in Investing Activities

During the quarter ended March 31, 2018, the Company had not paid out any funds towards investing activities. During the quarter ended March 31, 2017, the Company had cash outflows of $(14) thousand for the purchase of new product tooling in the period.

Cash Flows used in Financing Activities

During the quarters ended March 31, 2018 and 2017 cash used in financing activities was $0 and $ (250) thousand, respectively. The $250 thousand cash outflow for last year was the result of the Company repurchasing $150 thousand of Company shares from Involve LLC and the Company paid off $100 thousand of Directors loans outstanding from 2010 and 2013.

At March 31, 2018, the Company was in compliance with all of the terms pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors as needed will provide sufficient financial resources for the Company in 2018.

Directors and Officers Insurance: The Company currently operates with Directors and Officers insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: The Company's major expense has been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers, trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels. Although labor costs are starting to increase, the Company expects costs to remain stable with the Chinese manufacturers. The Company generally has been able to reduce cost increases by negotiating volume purchases or re-engineering products. With our Hong Kong office firmly established, the Company expects that prices will remain steady through 2018.

Country Risks: Changes in foreign, cultural, political and financial market conditions could impair the Company's international manufacturing operations and financial performance.

The Company's manufacturing is currently conducted in China.  Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

•	The possibility of expropriation, confiscatory taxation or price controls;
•	Adverse changes in local investment or exchange control regulations;
•	Political or economic instability, government nationalization of business or industries, government corruption, and civil unrest;
•	Legal and regulatory constraints;
•	Tariffs and other trade barriers, including trade disputes between the U.S. and China;
•	Political or military conflict between the U.S. and China, or between U.S. and North Korea, resulting in adverse or restricted access by U.S.-based companies to Chinese manufacturing and markets.

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended March 31, 2018.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2018. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of March 31, 2018, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of March 31, 2018 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the 3 months ended March 31, 2018 that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

The Chairman of our Audit Committee has reviewed the internal control reports in detail and has spoken to the external auditors in depth about the audit, the internal controls and the auditors' findings. The Chairman has had detailed discussions with the auditors about these matters, prior to, during, and on completion of the audit.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2017, for a more complete understanding of the matters covered by such certifications.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

Cyberquest, Inc.  Capstone received a letter in July 2017 from a purported holder of 70,000 shares of a series of preferred stock issued by CBQ, Inc., a predecessor of the Company, in the 1998 acquisition of Cyberquest, Inc., a company that ceased operations by 2002.  The letter was a request to inspect Capstone corporate records.   Capstone investigated these claims and, due to perceived deficiencies in the stock certificate, our inability to substantiate the purported ownership of said preferred stock to date and absence of validation that shares of the series of preferred stock are still outstanding, Capstone refused the purported holder's request to inspect corporate records per a September 1, 2017 letter to the purported holder.  Capstone did not receive any responsive communications from the purported holder after September 1, 2017, until the purported holder filed a declaratory judgement action in Dallas County, Texas state court on March 21, 2018 seeking validation of purported holder's ownership of the preferred stock and to compel inspection of Capstone corporate records.  Capstone received notice of the state declaratory action on April 3, 2018.  The Company has retained local Dallas, Texas legal counsel and has answered the suit, filed a counter claim to recover attorney's fees, and removed litigation to the U.S. District Court in Texas.  The Company intends to aggressively contest this declaratory judgment action for the reasons stated above for denial of the July 2017 request to inspect corporate records.

As previously reported in filings with the Commission by Capstone, the purported holder of the preferred stock made the same letter request in 2006 and, after receiving a denial of the request, the purported holder of the preferred stock made no further communications or demands to Capstone in the matter.

The Company is not a party to any other pending or threatened legal proceedings and, to the best our knowledge, no such action by or against us has been threatened.  From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of our business.  Although occasional adverse decisions or settlements may occur in such routine lawsuits, we believe that the final disposition of such routine lawsuits will not have material adverse effect on its financial position, results of operations or status as a going concern.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the fiscal quarter ending March 31, 2018.

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
Dated:    May 14, 2018

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and
Principal Financial Executive and Accounting Officer	Chief Operating Officer