Form 10-Q
period 2018-06-30
CAPSTONE COMPANIES, INC.
filed 2018-08-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2018

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 000-28831

CAPSTONE COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Florida	84-1047159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441
(Address of principal executive offices)

(954) 570-8889 extension 313
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 3, 2018, there were 47,046,364 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three Months and Six Months Ended June 30, 2018

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
Assets:	(Unaudited)
Current Assets:
Cash	$2,760,994	$3,668,196
Accounts receivable, net	2,023,474	4,367,721
Other receivables	78,250	-
Inventories	8,316	140,634
Prepaid expenses	787,165	239,150
Income tax refundable	346,912	-
Total Current Assets	6,005,111	8,415,701

Property and Equipment:
Computer equipment and software	52,649	9,895
Machinery and equipment	395,600	318,801
Furniture and fixtures	11,834	5,665
Less: Accumulated depreciation	(285,262)	(266,997)
Total Property & Equipment	174,821	67,364

Other Non-current Assets:
Deposit	14,312	13,616
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,950,332	1,949,636
Total Assets	$8,130,264	$10,432,701

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$1,510,687	$2,733,516
Income tax payable	11,694	624,782
Total Current Liabilities	1,522,381	3,358,298

Long Term Liabilities:
Deferred tax liabilities	269,000	251,000
Total Long Term Liabilities	269,000	251,000
Total Liabilities	1,791,381	3,609,298

Commitments and Contingencies (Note 4)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 47,046,364 shares	4,704	4,704
Additional paid-in capital	7,063,302	7,005,553
Accumulated deficit	(729,123)	(186,854)
Total Stockholders' Equity	6,338,883	6,823,403
Total Liabilities and Stockholders' Equity	$8,130,264	$10,432,701

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues, net	$2,103,206	$10,219,548	$6,163,374	$16,971,744
Cost of sales	1,742,486	7,576,685	4,783,384	12,749,413
Gross Profit	360,720	2,642,863	1,379,990	4,222,331

Operating Expenses:
Sales and marketing	115,547	564,519	478,608	941,275
Compensation	369,749	353,904	744,858	713,706
Professional fees	142,900	115,381	291,786	320,183
Product development	123,766	66,447	290,332	138,473
Other general and administrative	166,676	204,063	340,965	382,681
Total Operating Expenses	918,638	1,304,314	2,146,549	2,496,318

Operating Income (Loss)	(557,918)	1,338,549	(766,559)	1,726,013

Other Income (Expense):
Miscellaneous income	147,290	-	147,290	-
Interest income	-	-	-	12,945
Interest expense	-	(35,186)	-	(56,917)
Total Other (Expense)	147,290	(35,186)	147,290	(43,972)

Income (Loss) Before Tax Provision (Benefit)	(410,628)	1,303,363	(619,269)	1,682,041

Provision (Benefit) for Income Tax	(59,000)	402,000	(77,000)	530,000

Net Income (Loss)	$(351,628)	$901,363	$(542,269)	$1,152,041

Net Income (Loss) per Common Share
Basic	$(0.007)	$0.019	$(0.012)	$0.024
Diluted	$(0.007)	$0.019	$(0.012)	$0.024

Weighted Average Shares Outstanding
Basic	47,046,364	46,694,058	47,046,364	47,155,592
Diluted	47,046,364	47,055,446	47,046,364	47,473,829

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(542,269)	$1,152,041
Adjustments necessary to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,266	35,551
Accrued interest on note receivable	-	(12,945)
Stock based compensation expense	57,750	40,950
Provision for deferred income tax	18,000	138,000
Increase (decrease) in accrued sales allowance	41,645	(20,848)
(Increase) decrease in accounts receivable, net	2,302,602	(450,713)
(Increase) other receivables	(78,250)	-
Decrease in inventories	132,318	99,064
(Increase) in prepaid expenses	(548,017)	(1,032,565)
(Increase) in deposits	(696)	-
Increase (decrease) in accounts payable and accrued liabilities	(1,222,828)	111,954
(Decrease) in income tax payable	(613,088)	-
(Increase) in income tax refundable	(346,912)	-
(Decrease) in accrued interest on notes payable	-	(44,837)
Net cash provided by (used in) operating activities	(781,479)	15,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(125,723)	(14,784)
Net cash (used in) investing activities	(125,723)	(14,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,347,367	16,566,081
Repayments of notes payable	(11,347,367)	(16,566,081)
Repurchase of shares from Involve, LLC	-	(250,000)
Repayments of notes and loans payable to related parties	-	(223,000)
Net cash (used in) financing activities	-	(473,000)

Net (Decrease) in Cash and Cash Equivalents	(907,202)	(472,132)
Cash and Cash Equivalents at Beginning of Period	3,668,196	1,646,128
Cash and Cash Equivalents at End of Period	$2,760,994	$1,173,996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$101,755
Income taxes	$865,000	$371,500

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2018 and results of operations and cash flows for the three months and six months ended June 30, 2018 and 2017. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

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

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the invoiced amount and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of June 30, 2018 and December 31, 2017, accounts receivable serves as collateral for the Company's note payable.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of Accounts Receivable, net:

	June 30,	December 31,
	2018	2017
Trade Accounts Receivables at period end	$2,259,180	$4,561,782
Reserve for estimated marketing allowances, cash discounts and other incentives	(235,706)	(194,061)
Total Accounts Receivable, net	$2,023,474	$4,367,721

The following table summarizes the changes in the Company's reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:

	June 30,	December 31,
	2018	2017
Balance at beginning of the period	$(194,061)	$(1,200,792)
Accrued allowances	(62,280)	(921,833)
Reversal of prior year accrued allowances	1,749	58,867
Expenditures	18,886	1,869,697
Balance at period-end	$(235,706)	$(194,061)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

Inventories

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone, totaling $8,316 and $140,634 at June 30, 2018 and December 31, 2017, respectively.

Prepaid Expenses

The Company's prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance and trade show expense.

Net Income Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At June 30, 2018 and 2017, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 783,335 and 1,516,670, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended	3 months ended
	June 30, 2018	June 30, 2017
Basic weighted average shares outstanding	47,046,364	46,694,058
Dilutive warrants	-	361,388
Diluted weighted average shares outstanding	47,046,364	47,055,446

	6 months ended	6 months ended
	June 30, 2018	June 30, 2017
Basic weighted average shares outstanding	47,046,364	47,155,592
Dilutive warrants	-	318,237
Diluted weighted average shares outstanding	47,046,364	47,473,829

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table disaggregates net revenue by major source:

	For the 3 Months Ended June 30, 2018			For the 3 Months Ended June 30, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$1,693,480	$264,472	$1,957,952	$2,597,529	$7,125,295	$9,722,824
Lighting Products-International	31,080	114,174	145,254	496,724	-	496,724
Total Revenue	$1,724,560	$378,646	$2,103,206	$3,094,253	$7,125,295	$10,219,548

	For the 6 Months Ended June 30, 2018			For the 6 Months Ended June 30, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$1,841,781	$3,859,253	$5,701,034	$3,304,724	$12,586,213	$15,890,937
Lighting Products-International	196,974	265,366	462,340	1,080,807	-	1,080,807
Total Revenue	$2,038,755	$4,124,619	$6,163,374	$4,385,531	$12,586,213	$16,971,744

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

During the six months ended June 30, 2018 and 2017, Capstone determined that $1,749 and $47,741, respectively of previously accrued allowances were no longer required.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranties

The Company provides the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase.

Certain retail customers may receive an off-invoice based discount such as a defective/warranty allowance, that will automatically reduce the unit selling price at the time the order is invoiced. This allowance will be used by the retail customer to defray the cost of any returned units from consumers and therefore negate the need to ship defective units back to the Company. Such allowances are charged to cost of sales at the time the order is invoiced.

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

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying June 30, 2018 and December 31, 2017 consolidated balance sheets:

	June 30,	December 31,
	2018	2017
Balance at the beginning of the period	$328,279	$294,122
Amount accrued	41,871	940,291
Amount expensed	(175,765)	(906,134)
Balance at period-end	$194,385	$328,279

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $72,732 and $92,584 for the three months and $77,650 and $113,247 for the six months ended June 30, 2018 and 2017, respectively.

Product Development

Our research and development team located in Hong Kong working with our designated factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets

Product development expenses were $123,766 and $66,447 for the three months and $290,332 and $ 138,473 for the six months ended June 30, 2018 and 2017, respectively.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $7,505 and $29,866 for the three months and $ 33,856 and $46,786 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years for potential warranty claims and various other expenses. As of June 30, 2018, and December 31, 2017, the Company has $324,225 and $600,622, respectively, in accrued liabilities.

The following table summarizes the components of accounts payable and accrued liabilities as of June 30, 2018 and December 31, 2017, respectively:

	June 30,	December 31,
	2018	2017
Accounts payable	$1,186,462	$2,132,894
Accrued warranty reserve	194,385	328,279
Accrued compensation, benefits, commissions and other expenses	129,840	272,343
Total accrued liabilities	324,225	600,622
Total	$1,510,687	$2,733,516

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 modified how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception applies to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 was effective for the Company's fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting" ("ASU 2017-09"), clarifying when change to the terms or conditions of a share-based payment award must be accounted for as a modification. This new accounting standard required modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for us on a prospective basis beginning on January 1, 2018. We typically do not change either the terms or conditions of share-based payment awards once they are granted, therefore; this new guidance did not have a material impact on our consolidated financial statements.

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

Major Customers

The Company had two customers who comprised 51.6% and 44.5% of net revenue during the six months ended June 30, 2018 and 50.2% and 49.1% of net revenue during the six months ended June 30, 2017.  The loss of these customers would adversely impact the business of the Company.

For the six months ended June 30, 2018 and 2017, approximately 7.5% and 6.4%, respectively, of the Company's net revenue resulted from international sales.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

	Net Revenue %		Net Accounts Receivable
	For the Six Months ended		As of	As of
	June 30,		June 30,	December 31,
	2018	2017	2018	2017
Customer A	51.6%	50.2%	$2,232,854	$2,259,769
Customer B	44.5%	49.1%	-	2,268,426
Total	96.1%	99.3%	$2,232,854	$4,528,195

Major Vendors

The Company had one vendor from which it purchased 92.3% and 97.1% of merchandise sold during the six months ended June 30, 2018 and 2017, respectively. The loss of this supplier could adversely impact the business of the Company.

As of June 30, 2018 approximately 94.0 % of accounts payable was due to one vendor. As of December 31, 2017 approximately 79.3% was due to two vendors.

	Purchases %		Accounts Payable
	For the Six Months ended		As of	As of
	June 30,		June 30,	December 31,
	2018	2017	2018	2017
Vendor A	92.3%	97.1%	$1,115,720	$922,310
Vendor B	-%	-%	-	768,164
Total	92.3%	97.1%	$1,115,720	$1,690,474

NOTE 3 – NOTES PAYABLE AND SUBSEQUENT EVENTS

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted and 50% of inventory value.  There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at the time of closing was 6.00%. As of June 30, 2018 and December 31, 2017, the interest rate on the loan was 6.25%. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

As of both June 30, 2018 and December 31, 2017, there was no balance due to Sterling National Bank.

As of June 30, 2018, the maximum amount that can be borrowed on this credit line is $7,000,000.

On July 20, 2018, to support the Company's future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 has been allocated as a Capstone expansion working capital line.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On June 29, 2007, the Company relocated its principal executive offices and sole operations facility to 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  This space consists of 4,000 square rentable feet and was leased on a month to month basis.

On January 17, 2014, and effective February 1, 2014, Capstone entered into a lease agreement for the same office space having a 3-year term with a base annual rent of $87,678 paid in equal monthly installments. The Company had the one-time option to renew the lease for three (3) years subject to a 3% increase per each year of the renewal term.

Effective February 1, 2017, the Company renewed the lease for 3 years ending January 31, 2020, with a base annual rent of $92,256 and with a total rent expense of $281,711 through the term of the agreement.  Under the lease agreement, Capstone was responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

On May 15, 2018, the Company entered into a lease amendment with the existing landlord to provide for a premises relocation, lease termination and new sublease agreement. Under the agreement the Company relocated its current principal executive offices located at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442 to 4,694 square feet of office space on the second floor of 431 Fairway Drive, Deerfield Beach, Florida 33441. The original lease terminated on the relocation date and the parties proceeded under the terms of the new sublease which expires on January 31, 2020. The base annual rent in the new sublease remains at the same rate as the previous agreement until January 31, 2020. At the expiration of the new sublease, the Company has the option to accept the prime lease with another 3 years renewal and with an option to renew for an additional 5-year period. If the Company decides to further extend the sublease after January 31, 2020, the Company will be subject to the terms and conditions of the prime lease. The base monthly rent will be $4,390 to January 31, 2019 and then a base rent of $4,522 until January 31, 2020. The Company is also responsible for portion of the common area maintenance, estimated to be $2,992 per month.

For consideration for the lease amendment, the Company received a rate abatement from the landlord, effective May 1, 2018 and for four months until September 1, 2018. The landlord also delivered the relocation premises in a "turn key" condition with requested renovations made at no expense to the Company.  As an incentive to vacate the existing premises, the existing landlord agreed to pay a total of $150,000 on completion of the relocation of which $78,250 was outstanding as other receivables as of June 30, 2018.

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

The Company's rent expense for the three months ended June 30, 2018 and 2017 was $34,273 and $40,756, respectively and $75,767 and $80,509 for the six months ended June 30, 2018 and 2017, respectively

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

On April 12, 2018, the Company finalized the second amendment to the February 4, 2015 Licensing Agreement in which the license was further expanded to add an additional product category.

Royalty expense related to this agreement was $14,288 and $206,141, for the three month period ended June 30, 2018 and 2017, respectively, and $156,496 and $379,105 for the six month period ended June 30, 2018 and 2017, respectively.

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

Royalty expense related to this agreement was $2,786 and $90,074, for the three month period ended June 30, 2018 and 2017, respectively, and $29,841 and $150,123 for the six month period ended June 30, 2018 and 2017, respectively.

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

Legal Matters

Cyberquest, Inc.  Capstone received a letter in July 2017 from a purported holder of 70,000 shares of a series of preferred stock issued by CBQ, Inc., a predecessor of the Company, in the 1998 acquisition of Cyberquest, Inc., a company that ceased operations by 2002.  The letter was a request to inspect Capstone corporate records.   Capstone investigated these claims and, due to perceived deficiencies in the stock certificate, our inability to substantiate the purported ownership of said preferred stock to date and absence of validation that shares of the series of preferred stock are still outstanding, Capstone refused the purported holder's request to inspect corporate records per a September 1, 2017 letter to the purported holder.  Capstone did not receive any responsive communications from the purported holder after September 1, 2017, until the purported holder filed a declaratory judgement action in Dallas County, Texas state court on March 21, 2018 seeking validation of purported holder's ownership of the preferred stock and to compel inspection of Capstone corporate records.  Capstone received notice of the state declaratory action on April 3, 2018.  The Company has retained local Dallas, Texas legal counsel and has answered the suit, filed a counter claim to recover attorney's fees, and removed litigation to the U.S. District Court in Texas.  The Company intends to contest this declaratory judgment action for the reasons stated above for denial of the July 2017 request to inspect corporate records. The Company and the claimant in the declaratory action agreed to pursue court-sponsored mediation as a possible resolution of this dispute.  The mediation may not result in a resolution of the dispute.  The mediation has not commenced as of the date of this quarterly report on Form 10-Q but should be conducted in 2018.

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

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units. There were no stock options issued during the period ended June 30, 2018.

As of June 30, 2018, there were 783,335 stock options outstanding and 573,335 stock options vested. The stock options have a weighted average expense price of $0.435.

For the three-month period ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $28,875 and $20,475, respectively and $57,750 and $40,950 for the six-month period ended June 30, 2018 and 2017, respectively. Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $11,106 will be recognized for these options in 2018.

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

NOTE 6 - INCOME TAXES

As of June 30, 2018, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. The net deferred tax liability as of June 30, 2018 and December 31, 2017 was $269,000 and $251,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

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

The provision (benefit) for income taxes for the six months ended June 30, 2018 and 2017 was calculated based on the estimated annual effective rate of 25.35% and 34%, respectively for both the full 2018 and 2017 calendar years.

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

The income tax provision (benefit) for the three months ended June 30, 2018 and 2017 consists of:
	2018	2017
Current:
Federal	$(53,000)	$392,000
State	(15,000)	-

Deferred:
Federal	8,500	10,000
State	500	-
Income Tax Provision (Benefit)	$(59,000)	$402,000

The income tax provision (benefit) for the six months ended June 30, 2018 and 2017 consists of:
	2018	2017
Current:
Federal	$(74,000)	$392,000
State	(21,000)	-

Deferred:
Federal	17,000	138,000
State	1,000	-
Income Tax Provision (Benefit)	$(77,000)	$530,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this Form 10-Q quarterly report and with our annual report on Form 10-K for the fiscal year ended December 31, 2017. In addition to historical information, the following discussion contains certain forward-looking statements. See "Special Note Regarding Forward Looking Statements" below for certain information concerning those forward- looking statements.  As used below, "our" and "we" refers to the Company and its subsidiaries.

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

The Company is a "penny stock" company under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of August 3, 2018, the Common Stock was trading at $.21 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.  The Company completed a 1-for-15 reverse stock split for the Common Stock on July 25, 2016. The reverse stock split did not change the Company's status as a "penny stock" company.

Use of Certain Defined Terms. Except as otherwise indicated by the context~~,~~ the following terms have the stated meanings.

(1)	"Capstone Lighting Technologies, L.L.C." or "CLTL" is a Florida limited liability company and a wholly owned subsidiary of Capstone Companies, Inc.
(2)	"Capstone International Hong Kong Ltd" or "CIHK" is a company organized under Hong Kong SAR laws and a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong SAR registered Company.
(3)	"Capstone Industries, Inc.", a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as "CAPI" or "Capstone".
(4)
"Capstone Companies, Inc.," a Florida corporation, may also be referred to as "we," "us" "our," "Company," or "CAPC." Unless the context indicates otherwise, "Company" includes in its meaning all of Capstone Companies, Inc.'s subsidiaries, unless the context indicates otherwise.

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

General.

The Company is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTC QB Venture Market exchange of The OTC Markets Group, Inc. and, since July 6, 2012, quoted under the trading symbol "CAPC."  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Commission on March 28, 2018.

Available Information.

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company's website at http://www.capstonecompaniesinc.com/Investor Relations and on the SEC's website at http://www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or through the aforesaid website URL's. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this report. Further, the Company's references to the URLs for these or other websites referenced herein are intended to be inactive textual references only.

Introduction

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2018 compared with the same period in 2017 and (ii) financial liquidity and capital resources.

Capstone Companies, Inc. is a public holding company organized under the laws of the State of Florida.  The Company is engaged in the business of developing, marketing, manufacturing and selling consumer products through national and regional retailers in North America and in certain overseas markets. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities in Hong Kong. Capstone's products have been to date targeted for applications such as home indoor and outdoor lighting.  The Company's current product portfolio consists of stylish, innovative and easy to use consumer LED lighting products.  The Company's products are currently sold under the CAPI brand name, Capstone Lighting®, as well as under nationally recognized licensed brands-named Hoover® Home LED and Duracell®.   LEDs are now mainstream in consumer lighting products, and, as such, the Company believes that the component and production costs of LED lighting products will continue to lower due to technological and production developments, which should allow the Company to compete through its innovations and branding that capitalize on products utilizing LED.  The Company's focus is the integration of LED into most commonly used lighting products in today's home. We continue to make key investments to ensure that we provide quality LED lighting products. The Company understands and strives to couple well made products with superior customer service.  Customer service is a vital part of consumer loyalty.  Capstone believes that it is positioned well to participate in these expanded product categories designed to fuel the Company's future growth.

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

The Company oversees and controls the manufacturing of its products, which are currently made in China by original equipment manufacturers ("OEM"), through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Capstone believes it has commercially favorable payment terms with its OEM's which terms helps support the Company's growth.  The Company's direct import business model requires that product shipments meet minimum order quantity or "MOQ" full container loads from OEM's factories directly to retail customers' shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming.  CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs.  Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products.  The Company explores alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its ongoing supply chain strategic planning.

Strategy

Over the past ten years the global lighting market has undergone a transition driven by rapid advancements in the performance, efficiency and cost of energy-efficient LED lighting products.  LED lighting products offer numerous advantages for the user which are driving demand (improved light quality, durability, longer life, cooler temperatures, lower cost of operation). As the cost of LEDs decreased, and while performance improvements were made, LED technology has expanded its share of the general illumination market.  The Company continues to explore other technologies that, like LED, could rapidly and effectively be integrated into traditional product categories providing users advantages in their daily life activities.

Target Markets:  Our objective is to become recognized as a leading-edge consumer products company, based on "Rapidly Integrating Technologies into Consumer Products."

•
As the LED lighting market begins to show signs of stabilizing and moderate growth, the Company plans to continue to strengthen its relationships and expand into other departments and other channels of distribution through its relationships and product line expansions.

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

The Company believes its multiple brand strategy is important in maintaining competitiveness in the marketplace. Capstone Lighting® and Hoover® have proven successful in meeting Company's expectations at the point of sale.

Capstone's core executive team has been working together for over three decades and has built and managed other consumer product companies.  Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.

Product Quality: We offer quality products allowing consumers to maximize the benefits of adopting LED products. We design, manufacture through OEM's and sell quality and reliable products across all of our brands with functional advantages that are deemed to be cost competitive. We achieve this, in part, through a combination of sourcing skills, stringent manufacturing quality control and conducting rigorous third-party product testing. To deliver cost-competitive products, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary design.
The Company's product characteristics and design criteria are:

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

Authoritative Knowledge: We emphasize employees and manufacturers with extensive knowledge, understanding and experience of technology, and regulatory environments that enables us to continue to provide superior quality products and service for our customers.  Our management team has demonstrated its ability to drive organic growth.

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

The Company's CIHK's operation in Hong Kong, has personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our OEM factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.  In anticipation of possible Company growth, we have continued our investment in CIHK by contracting additional engineering and software development services, expanding our relationships with testing and certification facilities and hiring additional operations support in an effort to ensure that the overseas factory performance meets our stringent operational tolerances to maintain our product quality, competitiveness and operational excellence.

Perceived Weaknesses.

Capstone believes that its competitive weaknesses are:  (1) it does not possess the business, marketing and financial resources of its larger competitors; (2) it does not have an extensive or aggressive Social Media marketing program or its own e-commerce capability; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its products lines are focused on a niche consumer LED lighting;  (5) profitability may be limited by attainable profit margins from consumer lighting products; (6) Capstone does not have the large internal research and development capability of its larger competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; and (8) we rely on our OEM's for product production. As a smaller reporting company, we also face the challenges of a smaller enterprise competing in global markets and dependent on Chinese OEM's for production.

Products and Customers

The Company has expanded its product positioning through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and include the following products that are reported under one segment: Lighting Products:

•	Wireless Remote-Controlled LED Accent Lights
•	LED Under Cabinet Lights
•	LED Vanity Mirror
•	LED Gooseneck Lantern
•	LED Dual Mode Security Light
•	LED Solar Patio Lights
•	LED Motion Sensor Lights
•	LED Wall Utility Lights
•	CPC Power Failure Bulbs
•	Wireless Remote-Control Outlets

Such product expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Sam's Club, The Container Store and Wal-Mart. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer markets and international market.  While Capstone has traditionally generated the majority of its sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has expanded its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing more products into foreign market channels as well.  The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom.  International sales for the six months ended June 30, 2018 were $462.3 thousand or 7.5% of net revenue as compared to $1.081 million or 6.4% in the same period 2017. Based on Capstone's experience in the industry, the Company's Chinese contract manufacturing resources and focus on well designed, practical products, Capstone believes it is well positioned to become a leading manufacturer in its segment of LED home lighting and security lighting segments. The Company's performance depends on a number of assumptions and factors.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's products are subject to general economic conditions that impact discretionary consumer spending on non-essential items.

Tariffs. The Company is facing uncertainty relative to the ongoing competitive pricing position it has been recognized for.  The current U.S. administration has threatened and has implemented certain tariffs that directly affect the Company's competitiveness.  While all companies are affected equally, the appeal for these products to consumers may be negatively impacted when retail prices are increased due to higher duty rates.  The Company has seen promotional schedules cut back and retailers have expressed concerns for possible pricing adjustments that would not be known to them in advance to products being shipped.  Capstone's business model insulates the Company from paying duties as its retail partners are the importers of record.  The obvious unknown is the final impact of tariffs to the landed costs.  Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

Tariffs and trade restrictions imposed or threatened by the current U.S. administration has provoked and may provoke future trade and tariff retaliation by other countries. A "trade war" of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

With the Company's branded lighting categories, Capstone has a comprehensive product offering for its niche in the consumer lighting industry.  The Company believes that it will provide retailers with a broader and more diversified portfolio of consumer products across product categories, which should add diversity to the Company's revenues and cash flows sources.  Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.  The Company believes in its ability to serve retailers with an array of branded products and quickly introduce new products to continue to allow Capstone to further penetrate its existing customer bases, while also attracting new customers. The Company's primary, perceived challenge is creating sustained consumer demand for its products in a growing number of markets and attaining sustained profitability, which challenge is complicated by the cost of new product development and costs of penetrating new markets.

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

1 Facebook is a registered trademark of Facebook, Inc

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

Research, Product Development, and Manufacturing Activities

The Company's research and development department based in Hong Kong designs and engineers many of the Company's products, with collaboration from its third-party OEM manufacturing partners.  We outsource the manufacture and assembly of our products to a number of contract manufacturers overseas. CIHK's focus is to introduce product with technology, increasing functionality, enhanced quality, efficient manufacturing processes and cost reductions.  CIHK also establishes strict engineering specifications and product testing protocols for the Company's contract manufacturers' factories and ensure the factories adhere to all Chinese Labor and Social Compliance Laws.  Under the current political regime in China, sudden and unexpected changes in such laws are possible and could impact the Company's business or financial performance by increasing the cost or ease of conducting business.

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

Distribution and Fulfillment

The Company's U.S. domestic warehousing and distribution needs are provided by a third-party warehousing facility situated in Anaheim, California.  The warehouse operator provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software.  The warehouse operator provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.  These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if the Company needed to establish an east coast distribution point.  This relationship, if required, will allow us to fully expand our U.S. distribution capabilities and services.

Royalties

We have, from time to time, entered into agreements whereby we have agreed to pay royalties for the use of nationally recognized licensed brands on Company product offerings. Royalty expense incurred under such agreements is expensed at the time of shipment.

Royalty expenses related to such agreements for the three months ended June 30, 2018 and 2017 were $17,074 and $296,215 respectively.

Royalty expenses for the six months ended June 30, 2018 and 2017 were $186,337 and $529,228 respectively.

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

Information Technology

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage our daily operations, communicate with our customers and maintain our financial and accounting records. In the normal course of business, we receive information regarding customers, associates, and vendors.  Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors,  results of operations, product development and make us unable or limit our ability to respond to customers' demands. Our information technology systems are also vulnerable to damage or interruption from:

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

As of June 30, 2018, the base management fee is now equal to .30% and the interest rate charged on a loan balance was 6.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling National Bank affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables.

As of both June 30, 2018 and December 31, 2017, the balance due to Sterling National Bank was $0.

As of June 30, 2018, the maximum amount that could be borrowed on this credit line was $7,000,000.

On July 20, 2018, in order to support the Company's future needs, Sterling National Bank expanded the credit line from $7,000,000 up to $10,000,000 of which $2,000,000 has been allocated as a working capital line to support Capstone's expansion.

The Company's liquidity and cash requirements are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2018 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sales contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2017 represented 95.1% of net revenue and 92.5 % in the six months ended June 30, 2018. We expect that the U.S. region will continue to be the major source of revenue for the Company. However, we also derive a portion of our revenue from overseas.  All of our revenue is denominated in U.S. dollars.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
(In Thousands)
	June 30, 2018		June 30, 2017

	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$2,103.2	100.0%	$10,219.5	100.0%
Cost of sales	1,742.5	82.8%	7,576.6	74.1%
Gross Profit	360.7	17.2%	2,642.9	25.9%
Operating Expenses:
Sales and marketing	115.5	5.5%	564.5	5.5%
Compensation	369.7	17.6%	353.9	3.5%
Professional fees	142.9	6.8%	115.4	1.1%
Product development	123.8	5.9%	66.4	.6%
Other general and administrative	166.7	7.9%	204.1	2.0%
Total Operating Expenses	918.6	43.7%	1,304.3	12.8%
Operating Income (Loss)	(557.9)	(26.5)%	1,338.6	13.1%
Other Income (Expense)
Miscellaneous income	147.3	7.0%	-	-%
Interest expense	-	-	(35.2)	(.3)%
Total Other Income (Expense)	147.3	7.0%	(35.2)	(.3)%

Income (Loss) Before Tax Provision (Benefit)	(410.6)	(19.5)%	1,303.4	12.8%
Provision (Benefit) for Income Tax	(59.0)	(2.8)%	402.0	3.9%
Net Income (Loss)	$(351.6)	(16.7)%	$901.4	8.8%

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
(In Thousands)
	June 30, 2018			June 30, 2017

	Dollars	% of Revenue		Dollars	% of Revenue
Revenue, net	$6,163.4	100.0%		$16,971.7	100.0%
Cost of sales	4,783.4	77.6%		12,749.4	75.1%
Gross Profit	1,380.0	22.4%		4,222.3	24.9%
Operating Expenses:
Sales and marketing	478.6	7.8%		941.3	5.5%
Compensation	744.9	12.1%		713.7	4.2%
Professional fees	291.8	4.7%		320.2	1.9%
Product development	290.3	4.7%		138.4	.8%
Other general and administrative	341.0	5.5%		382.7	2.3%
Total Operating Expenses	2,146.6	34.8%		2,496.3	14.7%
Operating Income (Loss)	(766.6)	(12.4)%		1,726.0	10.2%
Other Income (Expense)
Miscellaneous income	147.3	2.4%		-	-%
Interest income	-	-%		12.9	.01%
Interest expense	-	-%		(56.9)	(.3)%
Total Other Income (Expense)	147.3	2.4%		(44.0)	(.3)%

Income (Loss) Before Tax Provision (Benefit)	(619.3)	(10.0	) %	1,682.0	9.9%
Provision (Benefit) for Income Tax	(77.0)	(1.2	) %	530.0	3.1%
Net Income (Loss)	$(542.3)	(8.8)%		$1,152.0	6.8%

Net Revenues

For the three months ended June 30, 2018 and 2017, net revenues were $2.1 million and $10.2 million, respectively, a decrease of $8.1 million.

For the six months ended June 30, 2018 and 2017, net revenues were $6.2 million and $17.0 million, a decrease of $10.8 million.

In the six months ended June 30, 2017, the Accent LED light category was at the height of its retail life cycle. Combined, the Capstone Lighting, Duracell and Hoover® Home brands accent lights accounted for $10.9 million of net revenue in that period. The Duracell brand accounted for $6.4 million of those 2017 sales which was a limited one-year program as determined by the retailer. It was expected that if the Duracell branded product had achieved very strong product sell through at retail then the program would have been extended for an additional year. The Duracell brand did not perform as well at retail and as a result the program started to wind down in 2018 and subsequently generated $1.0 million of sales as of June 30, 2018. This represented a $5.4 million decrease in revenue compared to the same period in 2017.

During the six months ended June 30, 2017, the other Accent LED light brands accounted for $4.5 million of net revenue. With the ending of this product's life cycle that had been in the market for several years, net revenue during the six months ended June 30, 2018 was $100 thousand a reduction of $4.4 million from the same period in 2017.

The combined reduction in the Accent Light category accounted for $9.8 million of the $10.8 million revenue reduction in the period.

As the remaining on hand inventories at retail for these products was extensive, the transition into new product launches was delayed by the retail buyers in order to balance out their inventories.

During the first half 2018, the Company shipped 4 new product launches compared to 5 product launches in the same period 2017.

During the three months ended June 30, 2018 and 2017, the Company provided retailers with $417.5 thousand and $212.6 thousand, respectively, of product marketing funds and allowances.

During the six months ended June 30, 2018 and 2017, the Company provided retailers with $443.0 thousand and $473.8 thousand, respectively, of product marketing funds and allowances.

The following table disaggregates net revenue by major source:

	For the 3 Months Ended June 30, 2018			For the 3 Months Ended June 30, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$1,693,480	$264,472	$1,957,952	$2,597,529	$7,125,295	$9,722,824
Lighting Products-International	31,080	114,174	145,254	496,724	-	496,724
Total Revenue	$1,724,560	$378,646	$2,103,206	$3,094,253	$7,125,295	$10,219,548

	For the 6 Months Ended June 30, 2018			For the 6 Months Ended June 30, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$1,841,781	$3,859,253	$5,701,034	$3,304,724	$12,586,213	$15,890,937
Lighting Products-International	196,974	265,366	462,340	1,080,807	-	1,080,807
Total Revenue	$2,038,755	$4,124,619	$6,163,374	$4,385,531	$12,586,213	$16,971,744

Gross Profit and Cost of Sales

Gross profit for the three months ended June 30, 2018 and 2017, was approximately $360.7 thousand, and $2.643 million, respectively. With the reduced revenue, gross profit decreased by $2.282 million or 86.4% in the period. The gross margin percentage for Lighting Products decreased to 17.2% from 25.9 % in 2017.

Gross profit for the six months ended June 30, 2018 and 2017 was approximately $1.380 million and $4.222 million, a reduction of $2.842 million or 67.3% because of the revenue decrease in the period. The gross margin percentage for Lighting Products in the six months decreased to 22.4% compared to 24.9% in 2017.

Operating Expenses

Sales and Marketing Expenses

For the three months ended June 30, 2018, and 2017, sales and marketing expenses were $115.5 thousand and $564.5 thousand respectively, a reduction of $449 thousand or 79.5%. During the quarters with the reduced revenue resulting from the end of life cycle for specific Lighting products including Duracell® and Hoover® branded products, royalty payments to TTI Floor Care for the Hoover® license for the three months were $14.3 thousand and $206.1 thousand, respectively, a reduction of $191.8 thousand or 93.1%. Duracell® license royalties for the same period were $2.8 thousand and $90.1 thousand, respectively, a reduction of $87.3 thousand or 96.9%.  Sales Representative commission payments were also reduced in the period from $132.2 thousand in 2017 to $4.1 thousand in 2018 a reduction of $128.1 thousand or 96.9%.

For the six months ended June 30, 2018, and 2017, sales and marketing expenses were $478.6 thousand and $941.3 thousand respectively, a reduction of $462.7 thousand or 49.2%. During the six month periods with the reduced revenue, royalty payments to TTI Floor Care for the Hoover® license were $156.5 thousand and $379.1 thousand, respectively, a reduction of $222.6 thousand or 58.7%. Duracell® license royalties for the same period was $29.8 thousand and $150.1 thousand, respectively, a reduction of $120.3 thousand or 80.1%.  Sales Representative commission payments were $97.8 thousand and $229.0 thousand, a reduction of $131.2 thousand or 57.3%.

Compensation Expenses

For the 3 months ended June 30, 2018, and 2017, compensation expenses were approximately $369.7 thousand and $353.9 thousand respectively, an increase of $15.8 thousand or 4.5%. Compensation expense increased as a result of higher health insurance premiums, stock-based director compensation and salary increases in the period.

For the 6 months ended June 30, 2018, and 2017, compensation expenses were approximately $744.9 thousand and $713.7 thousand respectively, an increase of $31.2 thousand or 4.4%. Compensation expense increased as a result of $10.1 thousand higher health insurance premiums, $16.8 thousand increase in stock-based director compensation and $4.3 thousand of salary increases in the period.

Professional Fees

For the 3 months ended June 30, 2018, and 2017, professional fees were approximately $142.9 thousand and $115.4 thousand respectively, an increase of $27.5 thousand or 23.8%.  These expenses increased mainly as a result of legal fees related to the Cyberquest case.

For the 6 months ended June 30, 2018, and 2017, professional fees were approximately $291.8 thousand and $320.2 thousand respectively, a reduction of $28.4 thousand or 8.9%. In this period 2017, the Company had engaged the investment banking services of Wilmington Capital Securities, LLC and executive management had attended various investor conferences. These expenses have not reoccurred in 2018.

Product Development Expenses

For the 3 months ended June 30, 2018, product development expenses were approximately $123.8 thousand as compared to $66.4 thousand, in 2017, an increase of $57.4 thousand or 86.4%. This expense increase resulted from a $39.1 thousand investment in software and hardware development for a new product category being developed which also resulted in increased prototype and sample development expenses during the period.

For the 6 months ended June 30, 2018, product development expenses were approximately $290.3 thousand as compared to $138.4 thousand, in 2017, an increase of $151.8 thousand or 109.6%.  This expense increase resulted from a large investment in software and hardware development for a new product category being developed which also resulted in increased prototype and sample development expenses during the period.

Other General and Administrative Expenses

For the 3 months ended June 30, 2018, other general and administrative expenses were approximately $166.7 thousand as compared to $204.1 thousand, in 2017, a reduction of $37.4 thousand or 18.3%. In the second quarter 2018, bank charges were only $4.6 thousand compared to $56.5 thousand a reduction of $51.9 thousand, a result of our positive cash position and reduced processing fees. Insurance liability expense increased by $15.5 thousand in the quarter as a result of an insurance premium adjustment for the higher sales volumes in 2017.

For the 6 months ended June 30, 2018, other general and administrative expenses were approximately $341.0 thousand as compared to $382.7 thousand, in 2017, a reduction of $41.7 thousand or 10.9%. For the six months 2018, bank charges were $25.1 thousand compared to $86.9 thousand a reduction of $61.8 thousand or 71.1%, a result of reduced processing fees in the period. Insurance liability expense increased by $18.3 thousand in the period as a result of the insurance premium adjustment for the higher sales volumes in 2017.

Total Operating Expenses

For the 3 months ended June 30, 2018 total operating expenses were $918.6 thousand or 43.7% of revenue as compared to $1.304 million or 12.8 % of revenue in 2017.

For the 6 months ended June 30, 2018 total operating expenses were $2.147 million or 34.8% of revenue as compared to $ 2.496 million or 14.7% of revenue in 2017.

Operating Income (Loss)

For the 3 months ended June 30, 2018 the operating (loss) was $(557.9) thousand compared to $1.339 million profit in 2017.

For the 6 months ended June 30, 2018 the operating (loss) was $(766.6) thousand compared to $1.726 million profit in 2017.

Other Income (Expense)

For the 3 months ended June 30, 2018, and 2017, Other Income (Expense) was $147.3 and $(35.2) thousand respectively

For the 6 months ended June 30, 2018, and 2017, Other Income (Expense) was $147.3 and $(44.0) thousand respectively.

During the second quarter of 2018 as consideration for relocating offices to a new location, the existing landlord agreed to pay the Company $150,000 which is reported as other income net of expenses, of which $78,250 was outstanding as other receivables as of June 30, 2018.

During the six months 2018, the Company had zero debt and incurred zero interest expense compared to $44.0 thousand in 2017.

Provision (Benefit) for Income Tax

For the 3 months ended June 30, 2018 the (benefit) for income tax was estimated at $(59.0) thousand compared to a provision of $402.0 thousand in the same period 2017.  The (benefit) was a result of the net loss incurred during the period.

For the 6 months ended June 30, 2018 and 2017 the (benefit) for income tax was estimated at $(77.0) thousand compared to a provision of $530.0 thousand in the same period 2017. The (benefit) was a result of the net loss incurred during the period.

Net Income (Loss)

For the 3 months ended June 30, 2018 the net (loss) was $(351.6) thousand compared to a net income of $901.4 thousand in the same period 2017.

For the 6 months ended June 30, 2018 the net (loss) was $(542.3) thousand compared to a net income of $1.152 million in the same period 2017.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the 6 months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of June 30, 2018 and December 31, 2017 was $2.8 million and $3.7 million, respectively. The Company also had available borrowing capacity under the Sterling National Bank financing agreement of approximately $1.7 million and $3.7 million, respectively.

The Sterling National Bank credit facility which was expanded on July 20, 2018, which allows the Company to borrow up to $10.0 million, of which $2.0 million has been allocated as a Capstone expansion credit line, available as needed to support the expansion of Capstone's new product development and is not subject to the bank's collateral conditions as required for the remaining $8.0 million trade receivable line. As of June 30, 2018, and December 31, 2017 the Sterling Bank loan balance for both periods was $0.

Historically, our Directors have been a significant source of financing and continue to support our operations as necessary. With the strong operational cash flows achieved during 2017, the Company was able to pay off all Director debt and accumulated interest. As of both June 30, 2018 and December 31, 2017, the Company had notes payable to related parties of $0.

	For the Six Months ended June 30,
Summary of Cash Flows	2018	2017
(In thousands)
Net cash provided by (used in):
Operating Activities	$(781)	$16
Investing Activities	(126)	(15)
Financing Activities	-	(473)
Net increase (decrease) in cash and cash equivalents	$(907)	$(472)

Our expanded borrowing capacity with Sterling National Bank, favorable payment terms with vendors, funding support from certain Company Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Cash Flows provided by Operating Activities

Cash used in operating activities in the six months ended June 30, 2018 was approximately $781 thousand compared with approximately $16 thousand provided by operating activities in the same period 2017.  In the period $2.4 million of cash was generated by the collection of accounts receivables and a further $132 thousand by a reduction in on hand inventories.  This cash was used in underwriting the $542 thousand loss in the period, nearly $1.2 million reduction of accounts payable and accrued expenses, $548 thousand reduction in prepaid expenses and $266 thousand net reduction in tax liabilities.

Cash Flows used in Investing Activities

During the six months ended June 30, 2018, the Company has invested $126 thousand in property and equipment including new product molds and updated Corporate computer systems. During the six months ended June 30, 2017, the Company had cash outflows of $15 thousand for the purchase of new product tooling in the period.

Cash Flows used in Financing Activities

During the six months ended June 30, 2018 and 2017 cash used in financing activities was $0 and $(473) thousand, respectively. The cash outflow for last year was the result of the Company repurchasing $250 thousand of Company shares from Involve LLC and the Company paid off $223 thousand of Directors loans outstanding from 2010 and 2013.

At June 30, 2018, the Company was in compliance with all of the terms pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors as needed will provide sufficient financial resources for the Company in 2018.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended June 30, 2018.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on management's evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2018. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of June 30, 2018, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of June 30, 2018, was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.

Cyberquest, Inc.  Capstone received a letter in July 2017 from a purported holder of 70,000 shares of a series of preferred stock issued by CBQ, Inc., a predecessor of the Company, in the 1998 acquisition of Cyberquest, Inc., a company that ceased operations by 2002.  The letter was a request to inspect Capstone corporate records.   Capstone investigated these claims and, due to perceived deficiencies in the stock certificate, our inability to substantiate the purported ownership of said preferred stock to date and absence of validation that shares of the series of preferred stock are still outstanding, Capstone refused the purported holder's request to inspect corporate records per a September 1, 2017 letter to the purported holder.  Capstone did not receive any responsive communications from the purported holder after September 1, 2017, until the purported holder filed a declaratory judgement action in Dallas County, Texas state court on March 21, 2018 seeking validation of purported holder's ownership of the preferred stock and to compel inspection of Capstone corporate records.  Capstone received notice of the state declaratory action on April 3, 2018.  The Company has retained local Dallas, Texas legal counsel and has answered the suit, filed a counter claim to recover attorney's fees, and removed litigation to the U.S. District Court in Texas.  The Company intends to contest this declaratory judgment action for the reasons stated above for denial of the July 2017 request to inspect corporate records.

The Company and the claimant in the declaratory action agreed to pursue court-sponsored mediation as a possible resolution of this dispute.  The mediation may not result in a resolution of the dispute.  The mediation has not commenced as of the date of this quarterly report on Form 10-Q but should be conducted in 2018.

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

Item 1A.  Risk Factors.

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described in this quarterly report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the fiscal quarter ending June 30, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

The Company has no information to disclose that was required to be in a report on Form 8-K during the period covered by this report but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Capstone Companies, Inc.
Dated:    August 14, 2018

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer