Form 10-Q
period 2018-09-30
CAPSTONE COMPANIES, INC.
filed 2018-11-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

(954) 570-8889 extension 313
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 5, 2018, there were 47,046,364 shares of the issuer's Common Stock, $0.0001 par value per share, issued and outstanding.

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three Months and Nine Months Ended September 30, 2018

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
Assets:	(Unaudited)
Current Assets:
Cash	$3,593,296	$3,668,196
Accounts receivable, net	2,387,590	4,367,721
Inventories	8,316	140,634
Prepaid expenses	164,345	239,150
Income tax refundable	354,912	-
Total Current Assets	6,508,459	8,415,701

Property and Equipment:
Computer equipment and software	56,932	9,895
Machinery and equipment	395,601	318,801
Furniture and fixtures	12,493	5,665
Less: Accumulated depreciation	(299,454)	(266,997)
Total Property & Equipment	165,572	67,364

Other Non-current Assets:
Deposit	14,755	13,616
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,950,775	1,949,636
Total Assets	$8,624,806	$10,432,701

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$1,801,248	$2,733,516
Income tax payable	11,694	624,782
Total Current Liabilities	1,812,942	3,358,298

Long Term Liabilities:
Deferred tax liabilities	283,000	251,000
Total Long Term Liabilities	283,000	251,000
Total Liabilities	2,095,942	3,609,298

Commitments and Contingencies (Note 4)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 47,046,364 shares	4,704	4,704
Additional paid-in capital	7,081,194	7,005,553
Accumulated deficit	(557,034)	(186,854)
Total Stockholders' Equity	6,528,864	6,823,403
Total Liabilities and Stockholders' Equity	$8,624,806	$10,432,701

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues, net	$5,726,145	$13,817,909	$11,889,520	$30,789,653
Cost of sales	(4,395,761)	(10,707,657)	(9,179,145)	(23,457,070)
Gross Profit	1,330,384	3,110,252	2,710,375	7,332,583

Operating Expenses:
Sales and marketing	359,715	928,321	838,323	1,869,596
Compensation	359,539	351,915	1,104,396	1,065,621
Professional fees	102,532	109,257	394,320	429,440
Product development	95,661	80,991	385,994	219,464
Other general and administrative	232,888	189,780	573,852	572,461
Total Operating Expenses	1,150,335	1,660,264	3,296,885	4,156,582

Operating Income (Loss)	180,049	1,449,988	(586,510)	3,176,001

Other Income (Expense):
Miscellaneous income (expense)	(1,960)	-	145,330	-
Interest expense	-	(69,459)	-	(113,431)
Total Other Income (Expense)	(1,960)	(69,459)	145,330	(113,431)

Income (Loss) Before Tax Provision (Benefit)	178,089	1,380,529	(441,180)	3,062,570

Provision (Benefit) for Income Tax	6,000	390,000	(71,000)	920,000

Net Income (Loss)	$172,089	$990,529	$(370,180)	$2,142,570

Net Income (Loss) per Common Share
Basic	$0.004	$0.021	$(0.008)	$0.046
Diluted	$0.004	$0.021	$(0.008)	$0.045

Weighted Average Shares Outstanding
Basic	47,046,364	46,660,456	47,046,364	46,989,940
Diluted	47,046,364	47,152,574	47,046,364	47,462,664

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(370,180)	$2,142,570
Adjustments necessary to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,457	55,725
Accrued interest on note receivable	-	26,887
Stock based compensation expense	75,641	66,594
Provision for deferred income tax	32,000	146,000
Increase (decrease) in accrued sales allowance	153,025	(831,731)
Decrease in accounts receivable, net	1,827,100	731,532
Decrease in inventories	132,318	224,265
(Increase) decrease in prepaid expenses	74,805	(20,813)
(Increase) in deposits	(1,139)	-
(Decrease) in accounts payable and accrued liabilities	(932,262)	(263,912)
(Decrease) in income tax payable	(613,088)	-
(Increase) in income tax refundable	(354,912)	-
(Decrease) in accrued interest on notes payable	-	(135,337)
Net cash provided by operating activities	55,765	2,141,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(130,665)	(47,587)
Net cash (used in) investing activities	(130,665)	(47,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	18,352,018	30,559,312
Repayments of notes payable	(18,352,018)	(30,559,312)
Repurchase of shares from Involve, LLC	-	(250,000)
Warrant issued	-	7,500
Repayments of notes and loans payable to related parties	-	(257,100)
Net cash (used in) financing activities	-	(499,600)

Net Increase (decrease) in Cash and Cash Equivalents	(74,900)	1,594,593
Cash and Cash Equivalents at Beginning of Period	3,668,196	1,646,128
Cash and Cash Equivalents at End of Period	$3,593,296	$3,240,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$221,881
Income taxes	$865,000	$371,500

Non-cash financing and investing activities:

Shares issued in satisfaction of loan payable to related party	$-	$240,900

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 2018 and results of operations and cash flows for the three months and nine months ended September 30, 2018 and 2017. All significant intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report"). The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

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

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the invoiced amount and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of September 30, 2018 and December 31, 2017, accounts receivable serves as collateral for the Company's note payable.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of accounts receivable, net:

	September 30,	December 31,
	2018	2017
Trade accounts receivables at period end	$2,734,676	$4,561,782
Reserve for estimated marketing allowances, cash discounts and other incentives	(347,086)	(194,061)
Total Accounts Receivable, net	$2,387,590	$4,367,721

The following table summarizes the changes in the Company's reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:

	September 30,	December 31,
	2018	2017
Balance at beginning of the period	$(194,061)	$(1,200,792)
Accrued allowances	(173,660)	(921,833)
Reversal of prior year accrued allowances	1,749	58,867
Expenditures	18,886	1,869,697
Balance at period-end	$(347,086)	$(194,061)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

Inventories

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone, totaling $8,316 and $140,634 at September 30, 2018 and December 31, 2017, respectively.

Prepaid Expenses

The Company's prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance and trade show expense.

Net Income Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At September 30, 2018 and 2017, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 993,335 and 0, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended	3 months ended
	September 30, 2018	September 30, 2017
Basic weighted average shares outstanding	47,046,364	46,660,456
Dilutive warrants	-	313,211
Dilutive options	-	178,907
Diluted weighted average shares outstanding	47,046,364	47,152,574

	9 months ended	9 months ended
	September 30, 2018	September 30, 2017
Basic weighted average shares outstanding	47,046,364	46,989,940
Dilutive warrants	-	308,219
Dilutive options	-	164,505
Diluted weighted average shares outstanding	47,046,364	47,462,664

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

A sales contract occurs when the customer-retailer submits a purchase order to buy a specific product, a specific quantity, at an agreed- fixed price, within a ship window, from a specific location and on agreed payment terms.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table disaggregates net revenue by major source:

	For the 3 Months Ended September 30, 2018			For the 3 Months Ended September 30, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$2,697,694	$2,939,613	$5,637,307	$562,606	$13,038,136	$13,600,742
Lighting Products-International	65,009	23,829	88,838	217,167	-	217,167
Total Revenue	$2,762,703	$2,963,442	$5,726,145	$779,773	$13,038,136	$13,817,909

	For the 9 Months Ended September 30, 2018			For the 9 Months Ended September 30, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$4,539,476	$6,798,866	$11,338,342	$3,855,504	$25,624,349	$29,479,853
Lighting Products-International	261,983	289,195	551,178	1,309,800	-	1,309,800
Total Revenue	$4,801,459	$7,088,061	$11,889,520	$5,165,304	$25,624,349	$30,789,653

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

During the nine months ended September 30, 2018 and 2017, Capstone determined that $1,749 and $47,741, respectively of previously accrued allowances were no longer required.

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

For those customers that do not receive a discount off-invoice, the Company recognizes a charge to cost of sales for anticipated nonconforming returns based upon an analysis of historical product warranty claims and other relevant data. We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue.

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying September 30, 2018 and December 31, 2017 consolidated balance sheets:

	September 30,	December 31,
	2018	2017
Balance at the beginning of the period	$328,279	$294,122
Amount accrued	64,060	940,291
Expenditures	(182,156)	(906,134)
Balance at period-end	$210,183	$328,279

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $0 and $67,497 for the three months and $77,650 and $180,743 for the nine months ended September 30, 2018 and 2017, respectively.

Product Development

Our research and development team located in Hong Kong working with our designated factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets

Product development expenses were $95,661 and $80,991 for the three months and $385,994 and $219,464 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $14,680 and $48,952 for the three months and $48,538 and $95,290 for the nine months ended September 30, 2018 and 2017, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years for potential warranty claims and various other expenses. As of September 30, 2018, and December 31, 2017, the Company has $437,915 and $600,622, respectively, in accrued liabilities.

The following table summarizes the components of accounts payable and accrued liabilities as of September 30, 2018 and December 31, 2017, respectively:

	September30,	December 31,
	2018	2017
Accounts payable	$1,363,333	$2,132,894
Accrued warranty reserve	210,183	328,279
Accrued compensation, benefits, commissions and other expenses	227,732	272,343
Total accrued liabilities	437,915	600,622
Total	$1,801,248	$2,733,516

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

Major Customers

The Company had two customers who comprised 61.1 % and 36.0% of net revenue during the nine months ended September 30, 2018 and 55.5% and 43.7 % of net revenue during the nine months ended September 30, 2017.  The loss of these customers would adversely impact the business of the Company.

For the nine months ended September 30, 2018 and 2017, approximately 4.6% and 4.3%, respectively, of the Company's net revenue resulted from international sales.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

	Net Revenue %		Net Accounts Receivable
	For the Nine Months ended		As of	As of
	September 30,		September 30,	December 31,

	2018	2017	2018	2017
Customer A	61.1%	55.5%	$1,895,862	$2,259,769
Customer B	36.0%	43.7%	839,808	2,268,426
Total	97.1%	99.2%	$2,735,670	$4,528,195

Major Vendors

The Company had two vendors from which it purchased 77.5% and 98.1% of merchandise sold during the nine months ended September 30, 2018 and 2017, respectively. The loss of these suppliers could adversely impact the business of the Company.

As of September 30, 2018 approximately 18.8% of accounts payable was due to two vendors. As of December 31, 2017 approximately 79.3% was due to two vendors.

	Purchases %		Accounts Payable
	For the Nine Months ended		As of	As of
	September 30,		September 30,	December 31,

	2018	2017	2018	2017
Vendor A	59.8%	90.8%	$140,677	$922,310
Vendor B	17.6%	7.3%	112,825	768,164
Total	77.4%	98.1%	$253,202	$1,690,474

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted and 50% of inventory value.  There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at the time of closing was 6.00%. As of September 30, 2018 and December 31, 2017, the interest rate on the loan was 6.25%. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

As of both September 30, 2018 and December 31, 2017, there was no balance due to Sterling National Bank.

On July 20, 2018, to support the Company's future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 has been allocated as a Capstone expansion working capital line.

As of September 30, 2018, the maximum amount that can be borrowed on this credit line is $10,000,000.

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

On May 15, 2018, the Company entered into a lease amendment with the existing landlord to provide for a premise's relocation, lease termination and new sublease agreement. Under the agreement the Company relocated its current principal executive offices located at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442 to 4,694 square feet of office space on the second floor of 431 Fairway Drive, Deerfield Beach, Florida 33441. The original lease terminated on the relocation date and the parties proceeded under the terms of the new sublease which expires on January 31, 2020. The base annual rent in the new sublease remains at the same rate as the previous agreement until January 31, 2020. At the expiration of the new sublease, the Company has the option to accept the prime lease with another 3 years renewal and with an option to renew for an additional 5-year period. If the Company decides to further extend the

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

sublease after January 31, 2020, the Company will be subject to the terms and conditions of the prime lease. The base monthly rent will be $4,390 to January 31, 2019 and then a base rent of $4,522 until January 31, 2020. The Company is also responsible for portion of the common area maintenance, estimated to be $2,992 per month.

For consideration for the lease amendment, the Company received a rate abatement from the landlord, effective May 1, 2018 and for four months until September 1, 2018. The landlord also delivered the relocation premises in a "turn key" condition with requested renovations made at no expense to the Company.  As further consideration, the existing landlord agreed to pay the Company as an incentive to vacate the existing premises, a total of $150,000 on completion of the relocation. As of September 30, 2018 the $150,000 has been fully paid to the Company.

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The original agreement was for the period from February 17, 2014, to February 16, 2016, with a base annual rent of $48,000 (HK$ 372,000) paid in equal monthly installments. The lease was extended for three (3) months until May 16, 2016. The lease was renewed for (12) months ending May 16, 2017 with a base annual rate of $48,775 and was further extended for (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments.  On April 24, 2018, the Company further extended the lease for (3) months ending August 16, 2018 with a base rate increase of $225 per month. On September 11, 2018, the Company further extended the lease for (6) months, with the term beginning August 17, 2008 and ending February 16, 2019 with a base monthly rent of $4,815 (HKD $ 37,800).  The Company entered into a six (6) month rental agreement from December 1, 2016 until May 31, 2017 and was extended until December 31, 2017 for showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been further extended until December 31, 2018.

The Company's rent expense for the three months ended September 30, 2018 and 2017 was $30,976 and $36,757, respectively and $106,743 and $117,266 for the nine months ended September 30, 2018 and 2017, respectively.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

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

Royalty expense related to this agreement was $146,981 and $251,559 for the three month period ended September 30, 2018 and 2017, respectively, and $303,477 and $630,664 for the nine month period ended September 30, 2018 and 2017, respectively.

On January 9, 2017, the Company finalized a Licensing Agreement with a globally recognized battery company that will allow the Company to market under the licensed brand, a specific product to a specific retailer in the warehouse club distribution channel. This agreement which does not have a guaranteed royalty stipulation, will be effective until December 31, 2018.

Royalty expense related to this agreement was $715 and $262,466, for the three month period ended September 30, 2018 and 2017, respectively, and $30,555 and $412,589 for the nine month period ended September 30, 2018 and 2017, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

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

Public Relations Agreement

On September 27, 2018, the Company executed a public relations services agreement with Max Borges Agency, ("MBA"), a full – service public relations and communications agency with offices in Miami and San Francisco. The Company entered into the Agreement to obtain assistance from a nationally recognized firm, specializing in the development of, product branding, marketing and launching of technology products. The agreement was effective on October 1, 2018 with an initial 180 days term, which either party can cancel with 60 days advanced notice in writing on or after the 120th day of the effective date. MBA will receive a monthly fee of $11,250 and $475.88 subscription fee due on the first of each month.

Legal Matters

Cyberquest, Inc.  Capstone received a letter in July 2017 from a purported holder of 70,000 shares of a series of preferred stock issued by CBQ, Inc., a predecessor of the Company, in the 1998 acquisition of Cyberquest, Inc., a company that ceased operations by 2002.  The letter was a request to inspect Capstone corporate records.  Capstone investigated these claims and, due to perceived deficiencies in the stock certificate, our inability to substantiate the purported ownership of said preferred stock to date and absence of validation that shares of the series of preferred stock are still outstanding, Capstone refused the purported holder's request to inspect corporate records per a September 1, 2017 letter to the purported holder.  Capstone did not receive any responsive communications from the purported holder after September 1, 2017, until the purported holder filed a declaratory judgement action in Dallas County, Texas state court on March 21, 2018 seeking validation of purported holder's ownership of the preferred stock and to compel inspection of Capstone corporate records.  Capstone received notice of the state declaratory action on April 3, 2018.  The Company retained local Dallas, Texas legal counsel and answered the suit, filed a counter claim to recover attorney's fees, and removed litigation from the State Court to the U.S. District Court in Texas.

The Company and the claimant in the declaratory action pursued court-sponsored mediation which was held on September 12, 2018 in Dallas, Texas and resulted in a settlement agreement dated September 19, 2018. Under this agreement all parties acknowledged and agreed that this matter was amicably resolved without any admission of liability.

On September 27, 2018 both parties to this action filed a Joint Stipulation and Order for Dismissal with Prejudice with the U.S. district Court in Dallas, Texas, thereby ending this dispute.

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

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units

On May 2, 2017, the Company's Board of Directors amended the Company's 2005 Equity Incentive Plan to extend the Plan's expiration date from December 31, 2016 to December 31, 2021.

On August 29, 2018, the Company granted 100,000 stock options each to two directors of the Company for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary. The Director options have a strike price of $.435 with an effective date of August 6, 2018 and will vest on August 5, 2019 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2018 and will vest on August 5, 2019 and have a term of 10 years.

As of September 30, 2018, there were 993,335 stock options outstanding and 783,335 stock options vested. The stock options have a weighted average expense price of $0.435.

For the three-month period ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $17,891and $25,644, respectively and $75,641and $66,594 for the nine-month period ended September 30, 2018 and 2017, respectively.

Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $11,025 will be recognized for these options in 2018 and $26,290 in 2019.

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

NOTE 5 - STOCK TRANSACTIONS (continued)

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

On August 29, 2018, the Company's Board of Directors approved a further extension of the Company's stock repurchase plan through August 31, 2019. The Board of Directors also approved an increase of the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program from $750,000  to $1,000,000 during the renewal period.

On August 29, 2018, the Company's Board authorized and directed the Company's management to establish a trading account at a brokerage firm for the Company to conduct open market purchases of the Company's Common Stock in accordance with the terms and conditions of the Company's current stock repurchase program and to fund said account from available cash of the Company but not to exceed such amount that would cause the Company to be unable to pay its bona fide debts.

NOTE 6 - INCOME TAXES

As of September 30, 2018, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. The net deferred tax liability as of September 30, 2018 and December 31, 2017 was $283,000 and $251,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

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

The provision (benefit) for income taxes for the nine months ended September 30, 2018 and 2017 was calculated based on the estimated annual effective rate of 25.35% and 34%, respectively for both the full 2018 and 2017 calendar years. Additionally, a true-up related to 2017 is included in the tax provision for the three and nine months ended September 30, 2018.

On December 22, 2017, President Trump signed into law the legislation generally known as Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, the impact of a change in tax law is recorded in the period of enactment. During the fourth quarter of 2017, the Company recorded a non-cash change in its net deferred income tax balances of approximately $120,000 related to the tax rate change.

NOTE 6 - INCOME TAXES (continued)

The income tax provision for the three months ended September 30, 2018 and 2017 consists of:
	2018	2017
Current:
Federal	$(19,000)	$382,000
State	11,000	-

Deferred:
Federal	13,000	8,000
State	1,000	-
Income Tax Provision	$6,000	$390,000

The income tax provision (benefit) for the nine months ended September 30, 2018 and 2017 consists of:
	2018	2017
Current:
Federal	$(93,000)	$774,000
State	(10,000)	-

Deferred:
Federal	30,000	146,000
State	2,000	-
Income Tax Provision (Benefit)	$(71,000)	$920,000

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

The Company is a "penny stock" company under Commission rules and the public stock market price for its Common Stock has been depressed for several consecutive fiscal quarters.  The Company's Common Stock lacks sufficient or active primary market makers and institutional investor support in the public market and this lack of support means that any increase in the per share price of our Common Stock in the public market is usually eliminated by selling pressure from profit taking by investors.  As of November 5, 2018, the Common Stock was trading at $.1445 on the Bid Investment in our Common Stock. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Investors should consider risk factors in this quarterly report on Form 10-Q and other SEC filings of the Company.  The Company completed a 1-for-15 reverse stock split for the Common Stock on July 25, 2016. The reverse stock split did not change the Company's status as a "penny stock" company.

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

Available Information.

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company's website at http://www.capstonecompaniesinc.com/Investor Relations and on the SEC's website at http://www.sec.gov. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or through the aforesaid website URL's. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this report. Further, the Company's references to the URLs for these or other websites referenced herein are intended to be inactive textual references only.

Introduction

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2018 compared with the same period in 2017 and (ii) financial liquidity and capital resources.

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

The Company seeks to deliver strong, consistent business results and increasing shareholder returns by providing innovative products on a global basis that make consumer's lives simpler and safer while delivering revenue growth to the Company's retail partners.  Whereas the Company's strengths have been demonstrated through the successful executions of its strategic initiatives which have focused on LED lighting products, it believes it is well positioned to exploit categories outside LED lighting that also benefit from these strengths of the Company's management team.  Creating and exploiting niche consumer product categories within our industry focus, through advanced design and low-cost manufacturing, are the core competencies of the Company.

The Company oversees and controls the manufacturing of its products, which are currently made in China by original equipment manufacturers ("OEM"), through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL.  Capstone believes it has commercially favorable payment terms with its OEM's, which terms helps support any instances of the Company's growth.  The Company's direct import business model requires that product shipments meet minimum order quantity or "MOQ" full container loads from OEM's factories directly to retail customers' shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming.  CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs. Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products.  The Company explores alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its ongoing supply chain strategic planning, but the Company has not allocated as of the date of this Form 10-Q report any production to such alternative manufacturing sources.

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

·
As the LED lighting market begins to show signs of stabilizing and moderate growth, the Company plans to continue to strengthen its relationships and expand into other departments and other channels of distribution through its relationships and product line expansions.

·	We plan to continue to refine and improve our products portfolio and expand into other product segments through focused investment into the Company's research and development efforts.
·
By introducing new products and expanding sales of existing products and continuing to increase our sales volumes, we believe that we can continue to improve operational efficiency by further reducing cost of materials, components and manufacturing costs, allowing us to maintain very competitive price points in the market place.

Pursuit and achievement of all of these objectives are subject to adequate cash flow from operations and available, affordable funding as well as putting the demands of existing operations ahead of efforts at expansion of products or exploitation of new technologies.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have and will continue to serve as a foundation for its business strategy:

Capstone believes that the specialized nature of its existing product portfolio and its relative market share has provided a platform for successful introductions of future product segments, either updated versions of existing models or variant products.

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

Due to the extensive, modern manufacturing, design and engineering capabilities with the Company's OEM contract manufacturers, and the lower unit costs in China, Capstone believes that it is more economical and efficient to continue to manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, the Company believes this Chinese manufacturing resource gives the Company the level of innovation, production cost and quality that allows Capstone to be competitive with larger competitors in the United States.  However, as design technologies can influence the degree of hand labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China to be challenged.  The Company periodically evaluates alternative OEM manufacturing within and outside the Pacific Rim (in the event that non-Chinese OEM's become more efficient or profitable than Chinese OEM's).

The Company's CIHK's operation in Hong Kong has personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our Chinese OEM factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.  In anticipation of possible Company growth, we have continued our investment in CIHK by contracting additional engineering and software development services, expanding our relationships with testing and certification facilities and hiring additional operations support in an effort to ensure that the overseas factory performance meets our stringent operational tolerances to maintain our product quality, competitiveness and operational excellence.

Perceived Weaknesses.

Capstone believes that its competitive weaknesses are:  (1) it does not possess the business, marketing and financial resources of its larger competitors; (2) it does not have an extensive or aggressive Social Media marketing program or its own e-commerce capability; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its products lines are focused on a niche consumer LED lighting;  (5) profitability may be limited by attainable profit margins from consumer lighting products; (6) Capstone does not have the large internal research and development capability of its larger competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; and (8) we rely on our OEM's for product production. As a smaller reporting company, we face the challenges of a smaller enterprise competing in global markets and dependent on Chinese OEM's for production.

Products and Customers

The Company has expanded its product positioning through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and include the following products that are reported under one segment: Lighting Products:

·	Wireless Remote-Controlled LED Accent Lights
·	LED Under Cabinet Lights
·	LED Vanity Mirror
·	LED Gooseneck Lantern
·	LED Dual Mode Security Light
·	LED Solar Patio Lights
·	LED Motion Sensor Lights
·	LED Motion Sensor Light with Air Purifier
·	LED Wall Utility Lights
·	CPC Power Failure Bulbs
·	Wireless Remote-Control Outlets

Such product expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.  Further, some product lines may fall out of favor with consumers before we can recoup product and market development costs.

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Sam's Club and The Container Store. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer markets and international market.  While Capstone has traditionally generated the majority of its sales in the domestic U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing more products into foreign market channels as well.  The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom.  International sales for the nine months ended September 30, 2018 were $551.2 thousand or 4.6% of net revenue as compared to $1.310 million or 4.3% in the same period 2017. Based on Capstone's experience in the industry, the Company's Chinese contract manufacturing resources and focus on well designed, practical products, Capstone believes it is well positioned to become a leading manufacturer in its segment of LED home lighting and security lighting segments. The Company's performance depends on a number of assumptions and factors.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's products are subject to general economic conditions that impact discretionary consumer spending on non-essential items.

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

In order for continued sales growth in the retail market, the Company is focused on expanding its market share at existing accounts by expanding its portfolio of both branded and private label products. The Company will also be targeting 'direct to retail clients' marketing through CIHK for products that fall outside Capstone's branded categories but are innovative and preferably exclusive to CIHK.  This is intended to provide for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

The Company depends on Amazon.com and other retail e-commerce sites as they are the most cost efficient and effective e-commerce approach for the Company. We maintain a Facebook1 website at https://www.facebook.com/powerfailuresolutions/ and our sales staff may use Social Media from time to time to promote our products and brands.  We have not developed a specific Social Media campaign based on third party sponsors or promoters.  The growing importance of Social Media will eventually require the Company to develop a more aggressive or extensive plan for using Social Media as a marketing tool.

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

Research, Product Development, and Manufacturing Activities

The Company's research and development department based in Hong Kong designs and engineers many of the Company's products, with collaboration from its third-party OEM manufacturing partners.  We outsource the manufacture and assembly of our products to a number of contract manufacturers overseas. CIHK's focus is to introduce product with technology, increasing functionality, enhanced quality, efficient manufacturing processes and cost reductions.  CIHK also establishes strict engineering specifications and product testing protocols for the Company's contract manufacturers' factories and ensure the factories adhere to all Labor and Social Compliance Laws pertaining to the country of manufacture.  Under the current political regime in China, sudden and unexpected changes in such laws are possible and could impact the Company's business or financial performance by increasing the cost or ease of conducting business.

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

The Company's research and development team ensures its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds.  In order to ensure the quality and consistency of the Company's products manufactured in China, the Company uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country's individual regulatory standards.  The Company also employs quality control inspectors who examine and test products to the Company's specification(s) before shipments are released.  CIHK office capabilities have now been expanded to include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all our products' supplier factories located in Hong Kong and mainland China.

To successfully implement the Company's business strategy, the Company must periodically improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations.

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

Raw materials used in manufacturing include plastic resin, copper, led bulbs, batteries, and corrugated paper. Prices of materials have remained competitive in the last year as a result of lower oil prices and the strengthening U.S. dollar. CAPC believes that adequate supplies of raw materials required for its operations are available at the present time.  CAPC cannot predict the future availability or prices of such materials.  These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances.  In the past, CAPC has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.  CIHK is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio.  Quality testing for these products is performed both by CIHK and by our globally recognized third party quality testing laboratories.

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

Royalty expenses related to such agreements for the three months ended September 30, 2018 and 2017 were $147,696 and $514,025 respectively. Royalty expenses for the nine months ended September 30, 2018 and 2017 were $334,032 and $1,043,253 respectively.

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

Information Technology

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage our daily operations, communicate with our customers and maintain our financial and accounting records. In the normal course of business, we receive information regarding customers, associates, and vendors.  Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors,  results of operations, product development and make us unable or limit our ability to respond to customers' demands. Our information technology systems are also vulnerable to damage or interruption from:

·	hurricanes, fire, flood and other natural disasters;
·	power outages; and
·	internet, telecommunications or data network failure.

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

As of September 30, 2018, the base management fee is now equal to .30% and the interest rate charged on a loan balance was 6.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling National Bank affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables.

As of both September 30, 2018 and December 31, 2017, the balance due to Sterling National Bank was $0.

On July 20, 2018, in order to support the Company's future needs, Sterling National Bank expanded the credit line from $7,000,000 up to $10,000,000 of which $2,000,000 has been allocated as a working capital line to support Capstone's expansion plans.

As of September 30, 2018, the maximum amount that could be borrowed on this credit line was $10,000,000.

The Company's liquidity and cash requirements are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2018 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale's contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2017 represented 95.1% of net revenue and 95.4% in the nine months ended September 30, 2018. We expect that the U.S. region will continue to be the major source of revenue for the Company. However, we also derive a portion of our revenue from overseas.  All of our revenue is denominated in U.S. dollars.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
(In Thousands)
	September 30, 2018		September 30, 2017

	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, net	$5,726.1	100.0%	$13,818.0	100.0%
Cost of sales	4,395.7	76.8%	10,707.7	77.5%
Gross Profit	1,330.4	23.2%	3,110.3	22.5%
Operating Expenses:
Sales and marketing	359.7	6.3%	928.3	6.7%
Compensation	359.5	6.3%	351.9	2.5%
Professional fees	102.5	1.8%	109.3	.8%
Product development	95.7	1.6%	81.0	.6%
Other general and administrative	232.9	4.1%	189.8	1.4%
Total Operating Expenses	1,150.3	20.1%	1,660.3	12.0%
Operating Income	180.1	3.1%	1,450.0	10.5%
Other (Expense)
Miscellaneous expense	(2.0)	-%	(12.9)	(.1)%
Interest expense	-	-%	(56.6)	(.4)%
Total Other (Expense)	(2.0)	-%	(69.5)	(.5)%
Income Before Tax Provision	178.1	3.1%	1,380.5	10.0%
Provision for Income Tax	6.0	0.1%	390.0	2.8%
Net Income	$172.1	3.0%	$990.5	7.2%

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September30, 2017
(In Thousands)
	September 30, 2018			September 30, 2017

	Dollars	% of Revenue		Dollars	% of Revenue
Revenue, net	$11,889.5	100.0%		$30,789.7	100.0%
Cost of sales	9,179.1	77.2%		23,457.1	76.2%
Gross Profit	2,710.4	22.8%		7,332.6	23.8%
Operating Expenses:
Sales and marketing	838.3	7.1%		1,869.6	6.1%
Compensation	1,104.4	9.3%		1,065.6	3.4%
Professional fees	394.3	3.3%		429.4	1.4%
Product development	386.0	3.2%		219.5	.7%
Other general and administrative	573.9	4.8%		572.5	1.9%
Total Operating Expenses	3,296.9	27.7%		4,156.6	13.5%
Operating Income (Loss)	(586.5)	(4.9)%		3,176.0	10.3%
Other Income (Expense)
Miscellaneous income	145.3	1.2%		-	-%
Interest expense	-	-%		(113.4)	(.4)%
Total Other Income (Expense)	145.3	1.2%		(113.4)	(.4)%
Income (Loss) Before Tax Provision (Benefit)	(441.2)	(3.7)%		3,062.6	9.9%
Provision (Benefit) for Income Tax	(71.0)	(.6	) %	920.0	3.0%
Net Income (Loss)	$(370.2)	(3.1)%		$2,142.6	6.9%

Net Revenues

For the three months ended September 30, 2018 and 2017, net revenues were approximately $5.7 million and $13.8 million, respectively, a decrease of $8.1 million.

For the nine months ended September 30, 2018 and 2017, net revenues were approximately $11.9 million and $30.8 million, respectively, a decrease of $18.9 million.

In the nine months ended September 30, 2017, the Accent LED light category was at the height of its retail life cycle. Combined, the Capstone Lighting, Duracell and Hoover® Home brands accent lights accounted for $22.3 million of net revenue or 72.3% of net revenue in that period. The Duracell brand accounted for approximately $12.6 million of those 2017 sales which was a limited one-year program as determined by the retailer. It was expected that if the Duracell branded product had achieved very strong product sell through at retail then the program would have been extended for an additional year. The Duracell brand did not perform as well at retail and as a result the program started to wind down in 2018 and subsequently generated $1.1 million of sales as of September 30, 2018. This represented a $11.5 million decrease in revenue compared to the same period in 2017.

During the nine months ended September 30, 2017, the other Accent LED light brands accounted for approximately $9.7 million of net revenue. With the ending of this product's life cycle that had been in the market for several years, net revenue for this category during the nine months ended September 30, 2018 was approximately $2.3 million, a reduction of $7.4 million from the same period in 2017.

In 2018, the combined reduction in the Accent Light category of $18.9 million as compared to 2017 is the main reason for the revenue decrease in 2018.

At the beginning and through the first half of 2018, the remaining on hand inventories at retail for these products was very extensive. As a result, the transition into new product launches was delayed by retailers in order to balance out their inventories. These product launch delays also had the impact of reducing revenue in the third quarter 2018.

During the three months ended September 30, 2018 and 2017, the Company provided retailers with $123.4 thousand and $1.377 million, respectively, of product marketing funds and allowances.

During the nine months ended September 30, 2018 and 2017, the Company provided retailers with $559.2 thousand and $1.831 million, respectively, of product marketing funds and allowances.

The following table disaggregates net revenue by major source:

	For the 3 Months Ended September 30, 2018			For the 3 Months Ended September 30, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$2,697,694	$2,939,613	$5,637,307	$562,606	$13,038,136	$13,600,742
Lighting Products-International	65,009	23,289	88,838	217,167	-	217,167
Total Revenue	$2,762,703	$2,963,442	$5,726,145	$779,773	$13,038,136	$13,817,909

	For the 9 Months Ended September 30, 2018			For the 9 Months Ended September 30, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$4,539,476	$6,798,866	$11,338,342	$3,855,504	$25,624,349	$29,479,853,
Lighting Products-International	261,983	289,195	551,178	1,309,800	-	1,309,800
Total Revenue	$4,801,459	$7,088,061	$11,889,520	$5,165,304	$25,624,349	$30,789,653

Gross Profit and Cost of Sales

Gross profit for the three months ended September 30, 2018 and 2017, was approximately $1.330 million, and $3.110 million, respectively. With the reduced revenue, gross profit decreased by $1.780 million or 57.2% in the period. The gross margin percentage for Lighting Products increased to 23.2% from 22.5% in 2017 resulting from a reduction of marketing allowances provided to retailers during the period as compared to the same period in 2017.

Gross profit for the nine months ended September 30, 2018 and 2017 was approximately $2.710 million and $7.333 million, a reduction of $4.623 million or 63.0% resulting from the revenue decrease in the period. The gross margin percentage for Lighting Products in the nine months decreased to 22.8% compared to 23.8 % in 2017. This decrease resulted from inactive inventory being sold off at reduced margins combined with the blended margin of 5 new products that were launched during the period.

Operating Expenses

Sales and Marketing Expenses

For the three months ended September 30, 2018, and 2017, sales and marketing expenses were $359.7 thousand and $928.3 thousand respectively, a reduction of $568.6 thousand or 61.3%. During the quarter with the reduced revenue for Duracell® and Hoover® branded products, royalty payments to TTI Floor Care for the Hoover® license for the three months were $147.0 thousand and $251.6 thousand, respectively, a reduction of $104.6 thousand or 41.5%. Duracell® license royalties for the same period were $.7 thousand and $262.5 thousand, respectively, a reduction of $261.8 thousand or 99.7%.  Sales Representative commission payments were also reduced in the period from $157.5 thousand in 2017 to $125.9 thousand in 2018 a reduction of $31.6 thousand or 20.1%.

For the nine months ended September 30, 2018, and 2017, sales and marketing expenses were $838.3 thousand and $1.869 million respectively, a reduction of $1.031 million or 55.2%. During the nine month period with the reduced revenue, royalty payments to TTI Floor Care for the Hoover® license were $303.5 thousand and $630.7 thousand, respectively, a reduction of $327.2 thousand or 51.9%. Duracell® license royalties for the same period was $30.6 thousand and $412.6 thousand, respectively, a reduction of $382.0 thousand or 92.6%.  Sales Representative commission payments for the same period were $223.7 thousand and $386.5 thousand, a reduction of $162.8 thousand or 42.1%.

Compensation Expenses

For the 3 months ended September 30, 2018, and 2017, compensation expenses were approximately $359.5 thousand and $351.9 thousand respectively, an increase of $7.6 thousand or 2.2%. Compensation expense increased as a result salary increases in the period.

For the 9 months ended September 30, 2018, and 2017, compensation expenses were approximately $1.104 million and $1.065 million respectively, an increase of $38.8 thousand or 3.6%. Compensation expense increased as a result of higher health insurance premiums and salary increases in the period.

Professional Fees

For the 3 months ended September 30, 2018, and 2017, professional fees were approximately $102.5 thousand and $109.3 thousand respectively, a decrease of $6.8 thousand or 6.2%. In this period 2017, the Company had engaged the investment banking services of Wilmington Capital Securities, LLC and executive management had attended various investor conferences. These expenses have not reoccurred in 2018.

For the 9 months ended September 30, 2018, and 2017, professional fees were approximately $394.3 thousand and $429.4 thousand respectively, a reduction of $35.1 thousand or 8.2%. In this period 2017, the Company had engaged the investment banking services of Wilmington Capital Securities, LLC and executive management had attended various investor conferences. These expenses have not reoccurred in 2018.

Product Development Expenses

For the 3 months ended September 30, 2018, product development expenses were approximately $95.7 thousand as compared to $81.0 thousand, in 2017, an increase of $14.7 thousand or 18.1%. During the quarter the Company invested $63.6 thousand in software and hardware development for a new product category being developed which also resulted in increased prototype and sample development expenses during the period.

For the 9 months ended September 30, 2018, product development expenses were approximately $386.0 thousand as compared to $219.5 thousand, in 2017, an increase of $166.5 thousand or 75.9%.  During the quarter the Company invested $63.6 thousand in software and hardware development for a new product category being developed which also resulted in increased prototype and sample development expenses during the period.

Other General and Administrative Expenses

For the 3 months ended September 30, 2018, other general and administrative expenses were approximately $232.9 thousand as compared to $189.8 thousand, in 2017, an increase of $43.1 thousand or 22.7%. In the third quarter 2018, bank charges were $25.1 thousand compared to $50 thousand in 2017, a reduction of $24.9 thousand, a result of our positive cash position and reduced processing fees. In the third quarter 2018, we also incurred a "once-off" settlement charge related to a lawsuit which was the main reason for the increased expenses in the period.

For the 9 months ended September 30, 2018, other general and administrative expenses were approximately $573.9 thousand as compared to $572.5 thousand, in 2017, an increase of $1.4 thousand or .24%.

Total Operating Expenses

For the 3 months ended September 30, 2018 total operating expenses were $1.150 million or 20.1% of revenue as compared to $1.660 million or 12.0% of revenue in 2017.

For the 9 months ended September 30, 2018 total operating expenses were $3.297 million or 27.7% of revenue as compared to $4.157 million or 13.5% of revenue in 2017.

Operating Income (Loss)

For the 3 months ended September 30, 2018 the operating income was $180.1 thousand compared to $1.450 million in 2017.

For the 9 months ended September 30, 2018 the operating income (loss) was $(586.5) thousand compared to $3.176 million in 2017.

Other Income (Expense)

For the 3 months ended September 30, 2018, and 2017, Other Income (Expense) was $(2.0) and $(69.5) thousand respectively

For the 9 months ended September 30, 2018, and 2017, Other Income (Expense) was $145.3 and $(113.4) thousand respectively.

During the second quarter of 2018 as consideration for relocating offices to a new location, the existing landlord agreed to pay the Company $150,000 which is reported as other income net of expenses, of which all funds were received as of September 30, 2018.

Provision (Benefit) for Income Tax

For the 3 months ended September 30, 2018 the provision for income tax was estimated at $6.0 thousand compared to a provision of $390.0 thousand in the same period 2017.

For the 9 months ended September 30, 2018 and 2017 the (benefit) for income tax was estimated at $(71.0) thousand compared to a provision of $920.0 thousand in the same period 2017. The (benefit) was a result of the net loss incurred during the period.

Net Income (Loss)

For the 3 months ended September 30, 2018 the net income was $172.1 thousand compared to a net income of $990.5 thousand in the same period 2017.

For the 9 months ended September 30, 2018 the net (loss) was $(370.2) thousand compared to a net income of $2.142 million in the same period 2017.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

 Contractual Obligations

There were no material changes to contractual obligations for the 9 months ended September 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of September 30, 2018 and December 31, 2017 was $3.6 million and $3.7 million, respectively. The Company also had available borrowing capacity under the Sterling National Bank financing agreement of approximately $2.029 million and $3.713 million, respectively, which is capped based on 85% of  outstanding accounts receivables.

The Sterling National Bank credit facility which was expanded on July 20, 2018, which allows the Company to borrow up to $10.0 million, of which $2.0 million has been allocated as a Capstone expansion credit line, available as needed to support the expansion of Capstone's new product development and is not subject to the bank's collateral conditions as required for the remaining $8.0 million trade receivable line. As of September 30, 2018, and December 31, 2017 the Sterling Bank loan balance for both periods was $0.

Historically, our Directors have been a significant source of financing and continue to support our operations as necessary. With the strong operational cash flows achieved during 2017, the Company was able to pay off all Director debt and accumulated interest. As of both September 30, 2018 and December 31, 2017, the Company had notes payable to related parties of $0.

	For the Nine Months ended September 30,
Summary of Cash Flows	2018	2017
(In thousands)
Net cash provided by (used in):
Operating Activities	$56	$2,142
Investing Activities	(131)	(48)
Financing Activities	-	(499)
Net increase (decrease) in cash and cash equivalents	$(75)	$1,595

Our expanded borrowing capacity with Sterling National Bank, favorable payment terms with vendors, funding support from certain Company Directors and cash flow from operations provide the Company with the financial resources needed to run operations and reinvest in our business.

Cash Flows provided by Operating Activities

Cash provided by operating activities in the nine months ended September 30, 2018 was approximately $55.8 thousand compared with approximately $2.142 million provided by operating activities in the same period 2017.  In the period, approximately $1.8 million of cash was generated by the collection of accounts receivables and a further $132 thousand by a reduction of on hand inventories.  This cash was used in underwriting the $370 thousand year-to-date loss, a $932 thousand reduction of accounts payable and accrued liabilities and $613 thousand decrease in income tax payable.

Cash Flows used in Investing Activities

During the nine months ended September 30, 2018, the Company has invested $130.7 thousand in property and equipment including new product molds and updated Corporate computer systems. During the nine months ended September 30, 2017, the Company had cash outflows of $47.6 thousand for the purchase of new product tooling in the period.

Cash Flows used in Financing Activities

During the nine months ended September 30, 2018 and 2017 cash used in financing activities was $0 and $(499.6) thousand, respectively. The cash outflow in 2017 resulted from the Company repurchasing $250 thousand of Company shares from Involve LLC and the Company paying off $257 thousand of Directors loans outstanding from 2010 and 2013.

At September 30, 2018, the Company was in compliance with all of the terms pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors as needed will provide sufficient financial resources for the Company in 2018.

Directors and Officers Insurance: The Company currently operates with Directors and Officers insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Impact of Inflation: The Company's major expense has been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers, trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels. Although labor costs are starting to increase, the Company expects purchasing costs to remain stable with the Chinese manufacturers. However the tariff trade dispute between the U.S. and China and with the implementation of higher import tariffs into the U.S., it is expected that consumer retail prices will increase to offset the higher import duties which could adversely impact the demand for Company products.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended September 30, 2018.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

·
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of September 30, 2018, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of September 30, 2018, was effective at the reasonable assurance level.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings.

Cyberquest, Inc.  Capstone received a letter in July 2017 from a purported holder of 70,000 shares of a series of preferred stock issued by CBQ, Inc., a predecessor of the Company, in the 1998 acquisition of Cyberquest, Inc., a company that ceased operations by 2002.  The letter was a request to inspect Capstone corporate records.   Capstone investigated these claims and, due to perceived deficiencies in the stock certificate, our inability to substantiate the purported ownership of said preferred stock to date and absence of validation that shares of the series of preferred stock are still outstanding, Capstone refused the purported holder's request to inspect corporate records per a September 1, 2017 letter to the purported holder.  Capstone did not receive any responsive communications from the purported holder after September 1, 2017, until the purported holder filed a declaratory judgement action in Dallas County, Texas state court on March 21, 2018 seeking validation of purported holder's ownership of the preferred stock and to compel inspection of Capstone corporate records.  Capstone received notice of the state declaratory action on April 3, 2018.  The Company retained local Dallas, Texas legal counsel, answered the suit, filed a counter claim to recover attorney's fees, and removed litigation from the State Court to the U.S. District Court in Texas.  The Company contested this declaratory judgment action for the reasons stated above for denial of the July 2017 request to inspect corporate records.

As previously reported in filings with the Commission by Capstone, the purported holder of the preferred stock made the same letter request in 2006 and, after receiving a denial of the request, the purported holder of the preferred stock made no further communications or demands to Capstone in the matter.

The Company and the claimant in the declaratory action pursued court-sponsored mediation which was held on September 12, 2018 in Dallas, Texas and resulted in a settlement agreement dated September 19, 2018. Under this agreement all parties acknowledged and agreed that this matter was amicably resolved without any admission of liability.

On September 27, 2018 both parties to this action filed a Joint Stipulation and Order for Dismissal with Prejudice with the U.S. district Court in Dallas, Texas, thereby closing this dispute.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the fiscal quarter ending September 30, 2018.

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

Dated:    November 14, 2018

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer