Form 10-K
period 2018-12-31
CAPSTONE COMPANIES, INC.
filed 2019-04-01
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     _______ to _______

Commission File Number 000-28831

CAPSTONE COMPANIES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	84-1047159
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer No.)

431 Fairway Drive, Suite 200
Deerfield Beach, Florida 33441
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", "emerging growth company" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $7,997,552.  Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of estimated shares outstanding of the Registrant's Common Stock as of March 14, 2019 is 47,016,364.

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

(5)	"China" means People’s Republic of China.
(6)	"W" means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	"SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(10)	"Subsidiaries" means Capstone Industries, Inc. ("CAPI"), Capstone International H.K Ltd., ("CIHK"), and Capstone Lighting Technologies, Inc. ("CLTL").
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31st.
(12)	"LED" or "LED's" means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	"OEM" means "original equipment manufacturer."
(14)
“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use "FY" to mean "fiscal year" and "Q" to mean fiscal quarter in this Report.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report") contains "forward-looking statements".  Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers, with respect to: Company's future business and financial prospects; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like "expect," "anticipate," "hope," "project," "may," "should," "could," or similar words or variants thereof.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties. Actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company's control or ability to foresee.  The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Risk Factors" identifies important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or "material" depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

PART I

Item 1.  Business

Overview

Capstone Companies, Inc. is a public holding company organized under the laws of the State of Florida.  The Company is an innovator and engaged in the business of developing, marketing and selling consumer home LED lighting products through nationally and internationally recognized retailers in North America and in certain overseas markets. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities in Hong Kong. The existing lighting portfolio consists of innovative and easy to use consumer LED lighting products. The Company's products are sold under CAPI brand name, Capstone Lighting®, as well as under a nationally recognized licensed brand-named, Hoover® Home LED.

The Company's focus in recent years has been in the integration of LEDs into most commonly used lighting products in today's home. The LED market, now in its fifth to sixth year of mainstream availability, has stabilized.  LEDs are now mainstream in consumer lighting products. The Company believes that the component and production costs of LED lighting products will continue to lower due to technological and production developments.

Over the last two years there has been significant LED price erosion, which has substantially driven unit sales, as homeowner’s convert to LED, but at the same time has commoditized other LED consumer products.  The LED category is maturing and is no longer the innovative “must have” consumer product as in previous years.

Capstone’s success has been in its ability to identify emerging product categories where Capstone’s management experience can be fully leveraged.  We demonstrated this when the Company entered the LED lighting category.  Our branding and product strategies delivered the Company to a well-respected market position delivering year-over-year growth through 2017.  The Company’s low-cost manufacturing and operations have provided an advantage in delivering great products affordably.

As management recognized that the growth of the LED category was maturing in 2017, we sought a business opportunity that would prove equal to or greater than the LED business.  While we currently continue to develop new LED products, the revenue potential has been lessened and our new looking forward strategy was timely.

Our expectation is that the new portfolio appeals to a much larger audience, with more relevant products that will hopefully benefit from management’s proven abilities in the areas of low-cost production and operations.  The new Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today.  The products will have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications.  The average selling prices will be comparable to that of tablets and smartphones, expected retails to start at $500.00 per unit, with the goal to deliver consumer value for middle income homes.  Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. While we believe that the markets for LED home products will remain competitive during fiscal 2019, we are confident in maintaining our revenue stream in the lighting business segment by continuing to introduce new innovative LED products.  The first of these new LED products will be present in the retail market place during the first quarter of 2019.   By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand and Vietnam, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by ongoing trade disputes between the United States and China.

We continue to make investments to ensure that we provide quality, useful products. Additionally, the Company continues to enhance its customer service support.  The year 2019 will also mark a vastly expanded commitment to social media marketing.  This will play a vital role in expanding our lifestyle brands and will also serve to establish creditability with the Company’s growing consumer base. This effort will focus on creating a more extensive and aggressive social media presence through use of third-party social media like Facebook, Twitter, YouTube and Instagram as well as measures to increase our “ranking” in search engines.

The Company seeks to deliver strong, consistent business results and increasing shareholder returns by providing innovative products on a global basis that make consumer's lives simpler and safer while delivering revenue growth to the Company's retail partners.

The Company oversees and controls the manufacturing of its products, which are currently made in China by OEM contract manufacturers, through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL. The Company's direct import business model requires that shipments meet minimum order quantity or "MOQ" full container loads from its factories directly to retail customers shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming.  CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs.  Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products. Capstone’s business practices have allowed development of excellent relationships with its OEM contract manufacturers and has resulted in commercially favorable payment terms, which over the years has greatly contributed to the Company's growth.  The Company continues to explore alternative manufacturing sources in Thailand, Vietnam and elsewhere in the Pacific Rim as part of its ongoing supply chain strategic planning. The Company has made no commitments to non-Chinese OEM’s as of the date of the filing of this Report.

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

On September 13, 2006, the Company entered into a Stock Purchase Agreement with CAPI.  CAPI was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling low technology consumer products to distributors and retailers in the United States.  Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020.

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd ("CIHK"), which provides support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company's other subsidiaries. CIHK is also engaged in selling the Company's products internationally.

The Company entered the LED consumer market eight years ago. At that time, it was clear to management that there was a significant opportunity for an innovative low-cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

Capstone was an early innovator in the introduction of lower cost LED lighting products that have distinctive features creating strong consumer appeal.   The Company's product lines consisted of decorative lighting, outdoor fixtures, lighting with built-in power failure technology and safety and security.  The power failure lighting and security products were initially sold under its wholly-owned subsidiary Capstone Industries brand name through 2015.

Commencing in 2014, Capstone explored and researched branding opportunities that would allow the Company to differentiate from its own Capstone Lighting® brand.  The underlying strategy enabled Capstone to effectively provide product to competing retailers within the same channel.

In 2015 the Company secured and launched the North America trademark license for the Hoover® brand for LED lighting products.  The Hoover® name is a 100-year-old household iconic brand name. Hoover® is a registered trademark of Techtronic Floor Care Technology Limited. In 2017 the Company also launched one new product under the Duracell® brand for a special promotional event that expired in 2018.

In the latter part of 2014, the Company concluded that conventional retail was going to undergo significant change in its LED product and vendor selections.  Early LED light bulbs were deemed early technologies and were seen by the Company as too expensive. The early LED products did not look like light bulbs and were not marketed effectively in the opinion of the Company. As such, buying an LED light bulb was potentially confusing to the consumer.  Over the course of the next year, retail prices for early LED products eroded and negatively impacted the supply chain.  Capstone forecasted this outcome and focused its primary marketing approach towards the warehouse club channel where low retail mark-ups circumvented this market condition.  The Company was timely in this strategic market entry and benefited from the limited number of vendors competing in this arena at that time.  The Company concluded that larger LED bulb suppliers were concerned with protecting established retail price positions and they could not, as such, effectively market their brands in both conventional retail channels and warehouse club channels.

The Company's operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Lighting Industry Trends

Demand for the Company’s LED lighting products sold at retail is highly dependent on economic drivers, such as consumer spending discretionary income, along with home improvement spending.

As a result of higher energy costs and environmental concerns (as shown by U.S. Energy Information Administration studies), consumers seek new technologies to improve product energy efficiency, provide increased lighting functionality and reduce overall energy costs. LED lighting is more efficient than fluorescent lighting and represents significant energy savings for consumers. Encouraged by support from public utility programs, LED lighting has now achieved widespread consumer use.

Technological Maturity:

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

The technological advancement of LED lighting has surpassed traditional lighting performance in terms of brightness, efficiency, lamp life, safety, maintenance reduction and color-rendering. This maturity continues to drive growing market adoption as the technology incorporates other functionalities.

Cost Comparison:

Market forces, including competitive pressure, greater manufacturing efficiencies and increased technology adoption among consumers, continue to significantly drive down LED prices. U.S. Environmental Protection Agency 2018 report shows that LED lighting uses 25-80% less energy than traditional incandescent lighting, lasts up to 25 times longer and has significant savings in energy costs. LED use is projected to reduce United States lighting energy consumption by 40% in 2030, worth over $26 billion of savings at today’s energy prices.

Social Responsibility:

LED lighting solutions provide a significant opportunity for consumers to meet environmental goals and to significantly reduce energy consumption. LEDs do not contain mercury, unlike fluorescent lighting, which can be harmful to the environment, do not emit ultraviolet radiation, typically do not contain glass and are 100% recyclable.

Our Growth Strategy

The Company’s looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. The Company will seek new revenue opportunities through the introduction of its “Connected Surfaces” portfolio into expanded channels of distribution including E-Commerce and others that the Company has not previously focused on. The Company also intends to leverage our existing valuable customer base and strong relationships to achieve organic growth initiatives with this new category.

Organic Growth Strategy

We intend to pursue various initiatives to execute our organic growth strategy which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development.  Key elements of our organic growth strategy include:

Connected Surfaces. Historically LED lighting products have been our core business. The Capstone Lighting and Hoover® Home LED brands combined, have sold millions of LED lighting products over the recent years and consequently the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company has determined that it needs to diversify and expand its core focus in order to continue to meet revenue growth initiatives. The Company has refocused its development and marketing initiatives and is determined to build on its success with a broader product portfolio beyond lighting products only.  Critical to this strategy, the Company has developed and launched in January 2019 at the Consumer Electronics Show (CES), a new line of “Connected Surfaces” products. We intend to expand the new line of “Connected Products” for the next several years.  Our current product roadmap outlines plan for product introductions through 2020 and this will continue to expand as product acceptance validates how our objectives.  We believe this program will leverage existing relationships with our current retail partners and contribute organic growth for the Company.

The Company acknowledges that smart homes will become more mainstream over the next several years and will present growth opportunities for our company and its Connected Surfaces portfolio.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have and will continue to serve as a foundation for its business strategy.

In North America, the Company is recognized as an innovator and highly efficient, low-cost manufacturer in several lighting product niches.  Capstone believes that its personal relationships with retail customers combined with its innovative product offerings, strong marketing support and the high level of integrity embedded within the company, will allow the Company to successfully launch the new “Connected Surfaces” category and expand its portfolio in the Home Lighting category.

The Company believes its multiple brand strategy is important in maintaining differentiation in the marketplace and maybe considered in future Connected Surfaces products. Capstone Lighting®, Hoover® Home LED and Duracell® have proven successful in the past in meeting expectations at point of sale and licensing, and once again, within the Connected Surfaces program may be part of our looking forward strategy.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.  Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market. From a market perspective, Capstone's branding strategy was focused on establishing multiple trusted brands allowing for a broader reach into various channels.  Capstone Lighting® (2008), Hoover® Home LED (2015) and Duracell® (2017) have contributed to expanding the Company's retail position.

Product Quality: We offer quality products allowing consumers to maximize the benefits of adopting innovative lifestyle products. We design, manufacture and sell quality and reliable products across all of our brands with functional advantages that are cost competitive. We achieve this, in part, through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party product testing. To deliver cost-competitive products, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary manufacturing process.

The Company's product characteristics are designed to satisfy the following:

·	To make everyday tasks or usage simpler and more enjoyable for consumers;
·	While continuing to focus on increased profit margins, the products must be affordable to win at the point of sale and deliver increased revenues for retail partners;
·	The products must represent significant value when compared with items produced or marketed by competitive consumer product companies; and
·	Wherever feasible, the products must be unique to the market whether this be accomplished though design techniques, added functionality or some proprietary innovation.

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

The U.S federal government has recently imposed tariffs on certain Chinese imports. Currently the Company’s products are sourced in China and are impacted by the recently imposed tariffs. Future U.S. policy changes that maybe implemented, including further increased tariffs could have a negative consequence on the Company’s financial performance depending how the changes influence many factors, including business and consumer sentiment.

Management’s efforts to mitigate the impact of these added costs include a variety of activities, including the evaluation of alternative OEM manufacturing in Thailand, Vietnam and Taiwan.

The Company expanded CIHK's operations in Hong Kong with personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our OEM factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.

Perceived Weaknesses

Capstone believes that its competitive weaknesses are:  (1) it does not possess the business, marketing and financial resources of its largest competitors; (2) the Company is actively building its new Social Media marketing programming and  its e-commerce development but does not yet have a prominent social media presence; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its current products lines are focused on consumer LED lighting;  (5) profitability may be limited by attainable profit margins from consumer lighting products as markets mature; (6) Capstone does not have the large internal research and development capability of its largest competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; (8) we rely on OEM's for product production; (9) our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies and (10) as we currently manufacture our products in China, the increased U.S. tariffs imposed on Chinese manufactured goods may negatively impact demand and/or increase the cost for our products at retail, which could negatively impact our business.

Products and Customers

The Company has expanded its product portfolio through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and include the following products that are reported under one segment: Lighting Products:

·	Connected Surfaces – Smart Mirror
·	LED Under Cabinet Lights
·	LED Vanity Mirror
·	LED Gooseneck Lantern
·	LED Dual Mode Security Light
·	LED Solar Patio Lights
·	LED Motion Sensor Lights
·	LED Motion Sensor Light with Air Purifier
·	LED Wall Utility Lights
·	CPC Power Failure Bulbs
·	Wireless Remote-Control Outlets
·	Wireless Remote-Controlled LED Accent Lights.

These product offerings encompass solutions for various residential lighting applications for interior and outdoor use.

Such product expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.  Further, some product lines may fall out of favor with consumers before we can recoup product and market development costs.  While the Company makes significant investments into the 2019 Connected Surfaces portfolio, it is reasonable to expect to post losses while building the market for a new category of products which were launched at the 2019 CES.  Expense categories including; molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will all be incurred for six to nine months before shipments and related revenues occur.

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing more products into foreign market channels as well.  The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom.  International sales for the year ended December 31, 2018 were $1.270 million or 10.0% of net revenue as compared to $1.812 million or 4.9% in fiscal 2017. The Company's performance depends on a number of assumptions and factors.  Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.

The Company's products are subject to general economic conditions that impact discretionary consumer spending on non-essential items. Capstone believes it will maintain its presence in the lighting category because of its proven abilities in operational excellence, the quality reputation of its products, business relationships with Capstone's retailers and the aggressive product development strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's ability to fund the pursuit of our goals remains a constant, significant factor.

The Company believes that it will provide retailers with a broader and more diversified portfolio of consumer products across product categories, which should add diversity to the Company's revenues and cash flows sources.  Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.  The Company believes in its ability to serve retailers with an array of branded products and quickly introduce new products to continue to allow Capstone to further penetrate its existing customer bases, while also attracting new customers. The Company's primary, perceived challenge is creating sustained consumer demand for its products in a growing number of markets and attaining sustained profitability, which challenge is complicated by the cost of new product development and costs of penetrating new markets. An extensive product line, especially new product line, increases the investment in product development and, as such, increases operating overhead.

With the Company's lighting products and recently launched “Connected Surfaces” category, Capstone has developed a comprehensive product offering for its niche in the retail industry. Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.  The Company believes in its ability to serve retailers with a broad array of innovative connected products and quickly introduce new products to continue to allow Capstone to further penetrate this developing market.

Tariffs. The current U.S. administration has implemented certain tariffs that directly affect the Company's competitiveness.  While all companies in certain industries are affected equally, the appeal for these products to consumers may be negatively impacted when retail prices are increased due to higher duty rates.  The Company has seen promotional schedules cut back and retailers have expressed concerns for possible pricing adjustments that would not be known to them in advance to products being shipped.  Capstone's business model insulates the Company from paying duties as its retail partners are the importers of record.  The obvious unknown is the final impact of tariffs to the landed costs.  Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

Tariffs and trade restrictions imposed or threatened by the current U.S. administration has provoked and may provoke future trade and tariff retaliation by other countries. A "trade dispute" of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

Sales and Marketing

Our products are sold nationally and internationally through a direct independent sales force. The sales force markets the Company's products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites.   Our sales business model has been designed to support “direct import sales” made directly to the retail customer. However, we also offer “domestic sales” programs which will be further expanded in the future.

Direct Import Sales. We ship finished products directly to our retail customer from China. The sales transaction and title of goods are completed by delivering products to the customers overseas shipping point. The customer takes title of the goods at that point and is responsible for inbound ocean freight and import duties. Direct import sales are made in larger quantities (generally container sized lots) to customers worldwide.

Domestic Sales. The strategy of selling products from a U.S. domestic warehouse enables the Company to provide timely delivery and serve as a domestic supplier of imported goods.  With this model the Company imports goods from overseas and is responsible for all related costs including ocean freight, insurance, customs clearance, duties, storage and distribution charges related to such products and therefore such sales command higher sales prices than direct sales. Domestic orders are for a much smaller size and could be as low as a single unit directly to the end consumer if ordered through an on line website. In order to support an effective E-Commerce business model, we will be required to warehouse adequate inventory levels enabling the Company to ship orders directly to the end consumer expediently.

We continue to make investments to expand our sales, marketing, technical applications support and distribution capabilities to sell our product portfolio. We also continue to make investments to promote and build market awareness of the products and brands we offer. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales agencies. Our independent sales agencies are paid a commission based upon sales made in their respective territories. Our sales agencies are recruited, trained and monitored by us directly. We will utilize an agency as needed to help us provide service to our retail customers as required. The sales agency agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days’ prior notice. Our international sales to divisions of U.S. based retailers are made by our in-house sales team. Other international sales are made by our Hong-Kong based CIHK office staff.

The Company actively promotes its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show, but also relies on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities.

In fiscal 2018, the Company had two customers who comprised approximately 60% and 36%, respectively, of net revenue and 57% and 42%, respectively, of net revenues in fiscal 2017. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually.  A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

In order for continued sales growth in the retail market, the Company is focused on expanding the product portfolio currently offered into new innovative electronic categories that will also allow the Company to expand into different retail departments and channels of distribution.

 The Company is also focused on establishing an on-line presence in order to support retail customers requirements and to further support the introduction of the “Connected Surfaces” launch with the ability to ship direct to consumer.

Focus on International Growth: The Company will also be aggressively pursuing international business to retail customers outside of North America through CIHK for products that fall outside Capstone's branded categories but are innovative and preferably exclusive to CIHK.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

We enter 2019 with an expanded social media department and enhanced social media campaign strategy.  We currently have a presence on the following social media platforms:

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected
INSTAGRAM2: https://www.instagram.com/capstoneconnected
PINTEREST3: https://www.pinterest.com/capstoneconnected/
LINKEDIN4: https://www.linkedin.com/company/6251882

1 Facebook is a registered trademark of Facebook, Inc.
2 Instagram is a registered trademark of Instagram.
3 Pinterest is a registered trademark of Pinterest
4 LinkedIn is a registered trademark of LinkedIn Corporation

Competitive Conditions

The consumer lighting products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by technological innovation, brand perceptions, product quality and performance, value perception and customer service and price.  The Company's principal lighting competitors in the U.S. are Energizer, Feit Electric and Jasco (GE).  The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Sam’s/Wal-Mart offer lighting as part of their private branded product lines.  Many of the Company's competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach.  Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting its expansion efforts or price competition.  Moreover, if one or more of the Company's competitors were to merge, the change in the competitive landscape could adversely affect our customer distribution channel.

With trends and technology continually evolving, Capstone will continue to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  The Company continues to invest in developing the technologies and design critical to competing in our markets.  Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors.

Research, Product Development, and Manufacturing Activities

The Company's research and development department based in Hong Kong designs and engineers many of the Company's products, with collaboration from its third-party manufacturing partners.  We outsource the manufacture and assembly of our products to a number of contract manufacturers overseas. Our research and development focus includes efforts to:

·	develop product with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost.
·	solidify new manufacturing relationships with contract manufacturers in Thailand and Vietnam.

CIHK establishes strict engineering specifications and product testing protocols with the Company's contract manufacturers and ensure that their factories adhere to all Regional Labor and Social Compliance Laws. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing is conducted at the contract manufacturers facility and also at 3rd party testing laboratories overseas.

Capstone's research and development team enforces its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds.  In order to ensure the quality and consistency of the Company's products manufactured overseas, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country's individual regulatory standards.  The Company also employs quality control inspectors who examine and test products to Capstone's specification(s) before shipments are released.  CIHK office capabilities were expanded to include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong and mainland China.

To successfully implement Capstone's business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations.

Capstone will invest in more technical and innovative product categories. These costs are expensed when incurred and are included in the operating expenses.

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

As the Company moves into the E-Commerce and on-line consumer marketplace, the Company will need to contract with a specialized fulfillment service which provides secured payment processing capability combined with an efficient quick response fulfilment and logistics service, at a very competitive cost.

Royalties

We have, from time to time, entered into agreements whereby we have agreed to pay royalties for the use of nationally recognized licensed brands on Company product offerings. Royalty expense incurred under such agreements is expensed at the time of shipment.

Royalty expenses related to such agreements for the fiscal years 2018 and 2017 were $347,784 and $1,282,210 respectively, a decrease of $934,426 or 72.9% and a direct result of the reduced licensed revenue in the period. The Duracell® license which had been granted for a specific product promotion, expired at the end of fiscal 2018 which resulted in reduced revenues as the program started to phase down in early 2018.

Hoover® Home LED licensed products also experienced a reduction in revenue in 2018 as the new product launches had been negatively impacted by the delay in promotional activities resulting from the uncertainty associated with the U.S. tariff increases on products made in China.

Seasonality

Sales for household products and electronics are seasonally influenced. Certain gift products cause consumers to increase purchases during key holiday winter season of the fourth quarter, which requires increases in retailer inventories during the third quarter. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and power failure light sales. Historically, the lighting products had seasonally lower sales during the first quarter due to the Chinese New Year holiday as factories are closed and shipments are halted during this period.

Intellectual Property

CAPC subsidiary, CAPI, owns a number of U.S. trademarks and patents which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents.  These include the following trademarks: Exclusive license and sub-license to Power Failure Technology; Capstone Power Control, Timely Reader, Pathway Lights, and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  We also have a number of patents pending; Puck Light (cookie), Puck Light Base, Multi-Color Puck Lights, LED Dual Mode Solar Light, Integrated Light Bulb (Coach Light), LED Gooseneck Lantern, Spot Lights, Security Motion Activated Lights, Under Cabinet Lighting and Bathroom Vanity Light.  CAPC periodically prepares patent and trademark applications for filing in the United States and China.  CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC's ability to compete effectively in the Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

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

As is customary in the retail industry, many of our customer agreements requires us to indemnify our customers for third-party intellectual property infringement claims. Such claims could harm our relationships with customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers, we may be required to cease manufacture of the infringing product, pay damages and expend significant Company resources to defend against the claim and or seek a license.

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

We have incorporated into our data network various on and off site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

·	hurricanes, fire, flood and other natural disasters;
·	power outages
·	internet, telecommunications or data network failure.

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations.

Employees

As of December 31, 2018, we employed 7 employees in our U.S. office and 7 employees in our Hong Kong operation.  We consider our relations with our employees to be good.  None of our employees are covered by a collective bargaining agreement.  We have no part-time workers.

The following table sets forth the number of employees by function:

Employee Function	Number of Employees
Executive	3
Sales/Customer Service/Distribution	4
Research & Development/Technology/Product Development	4
Administrative	3
TOTAL	14

Corporate Information

Our principal executive offices are located at 431 Fairway Drive, Suite #200, Deerfield Beach, Florida, USA 33441. Our telephone number is (954) 570-8889 and our website is at URL: www.capstonecompaniesinc.com. Our U.S. subsidiaries operate out of our principal executive offices.

We file our financial information and other materials required under the Exchange Act electronically with the SEC.  These materials can be accessed electronically via the Internet at www.sec.gov.  Such materials and other information about the Company are also available through our corporate website.

Government Regulation

Our operations are subject to regulation by federal and state securities authorities as well as various federal, state, foreign and local laws and regulations governing a consumer products company and a for-profit business.  We are not subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business and financial affairs.  Our main concern in terms of government regulation is the changing regulatory environment in China and its impact on our ability to access our consumer product manufacturing sources and obtain our consumer products.  While the general trend in China has to be conducive to trade and commerce, China is a still a single-party nation-state in which the central government has the power to dramatically and immediately change its trade and commercial policies and laws.  Political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke a change in Chinese trade or commercial law that makes it more difficult or expensive for us to obtain consumer products.  Such a development would have a serious impact on our ability to compete in the United States in the niche consumer product market.

CIHK is subject to the laws of Hong Kong SAR, which is a part of and subject to governance by China.  In light of the specific operational role of CIHK in our company, we do not believe that such regulation poses a significant risk factor in terms of the business and financial condition of the Company.

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

Continued product expansion are critical requirements to ensure the Company's continued revenue growth.  Such projects are never held back because of funding shortfalls.  The Company allocated funds for such projects and if necessary certain members of the Company's senior management and Board of Directors have supplemented the cash flow needs as required through short term, unsecured loans.

On September 8, 2010, in order to support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York City, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at the time of closing was 6.25%.

As of December 31, 2018, the base management fee is now equal to .30% and the interest rate on the loan was 7.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables. For the years ended December 31, 2018 and 2017, the processing fees associated with the agreement were $45,157 and $129,531, respectively. As of both Decembers 31, 2018 and 2017, the balance due to Sterling National Bank was $0.

On July 20, 2018, to support the Company’s future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 was allocated as a Capstone expansion working capital line.

The Company's liquidity and cash requirements are discussed more fully in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Item 1A.  Risk Factors.

In addition to other information contained in this Report, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements.  Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any of the following risks occur, our business, operating results, liquidity and financial condition, and the market price of our common stock, could be materially adversely affected.  As a "penny stock," any investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business or financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled " Forward Looking Statements" above for a discussion of what types of statements are forward looking statement.

These risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Our operating results are substantially dependent on the acceptance of new products.

Our future success may depend on our ability to deliver innovative, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all of our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

·	achievement of technology solutions required to make commercially viable products;
·	the accuracy of our predictions for market requirements;
·	our ability to predict, influence and / or reach evolving consumer and technical standards;
·	our timely completion of product designs and development;
·	our ability to effectively transfer increasingly complex products and technology from development to manufacturing; and
·	market acceptance of our new product by retailers and consumers.

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

Our potential for growth depends significantly on the adoption of our products within the markets we serve and our ability to affect this rate of adoption. In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

·	expand the capability of information systems to support a more complex business;
·	to secure and expand sufficient third-party manufacturing resources, to meet customer demands for price, function and design;
·
manage an increasingly complex supply chain that has the ability to supply an increasing number of raw materials and components with the required specifications and quality, and deliver on time to our third-party manufacturing facilities, or our logistics operations;

·	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions;
·	manage organization complexity and communication;
·	expand the skills and capabilities of our current management team;
·	add experienced senior level managers and executives when and as needed;
·	attract and retain qualified employees; and
·	adequately maintain and adjust, if needed, the operational and financial controls that support our business.

We are also increasingly dependent on information technology to enable us to improve the effectiveness of our operations and to maintain financial accuracy and efficiency. While we intend to focus on managing our costs and expenses, over the long term we expect to invest to support our growth and may have additional unexpected costs. Such investments take time to become fully operational, and we may not be able to expand quickly enough to exploit targeted market opportunities. In connection with our efforts to cost-effectively manage our growth, we rely on contract manufacturers for production capacity. If our contract OEM manufacturers, original design manufacturers (“ODMs”) or other service providers do not perform effectively, we may not be able to achieve the expected cost and may incur additional costs to fulfill customer demand. Our operations may also be negatively impacted if any of these contract manufacturers, ODMs or other service providers do not have the financial capability to meet our growing needs. There are also inherent execution risks in starting up a new contract manufacturer factory or expanding production capacity of our existing contract OEM manufacturers or ODMs, or moving production to different contract manufacturers or ODMs, that could increase costs and reduce our operating results.

We operate the executive operations with a relatively small number of personnel.  We may have to increase the number of our personnel in the future to handle any growth or expansion of product lines or product categories.  Our ability to find and retain qualified personnel when needed by our growth or existing operations will be an important factor in determining our success in coping with growth or efficiently handling existing operational burdens.

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

The markets for our products are highly competitive. In the consumer lighting market, we compete with companies that manufacture and sell traditional lighting products, we compete with companies that have greater market share, name recognition and technical resources than we do. Competitors continue to offer new products with aggressive pricing.  Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.

With the increased demand for consumer LED lighting products, we will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand the LED lighting market is likely to become more competitive with additional pricing pressures.

As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce smart, efficient and lower cost lighting products that meet the evolving needs of our customers will be critical to our success. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

As is true in any consumer product industry, the ability of a company to respond to changing consumer tastes and purchasing habits is key to success in consumer products.  Introduction of new products brings the risk of increased development, production and marketing costs as well as that investment failing to produce revenues or profits that justify the investment in new products.

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

If failures or defects occur, they could result in significant losses or product recalls due to:

·	costs associated with the removal, collection and destruction of the product;
·	payments made to replace product;
·	costs associated with repairing the product;
·	the write-down or destruction of existing inventory;
·	insurance recoveries that fail to cover the full costs associated with product recalls;
·	lost sales due to the unavailability of product for a period of time;
·	delays, cancellations or rescheduling of order for our products; or
·	increased product returns.

A significant product recall could also result in adverse publicity, damage to our reputation and a loss of customer or consumer confidence in our products. While we believe that product liability for consumer electronic products is not significant or widespread, we could face product liability lawsuits or regulatory proceedings by the Consumer Product Safety Commission (CPSC) and could suffer losses from a significant product liability judgment or adverse CPSC finding against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard to the public.

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

We receive a significant amount of our revenue from a limited number of customers. Most of our customer orders are made on a purchase order basis, which does not require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing their own product solutions; choosing to purchase from our competitors or incorrectly forecasting end market demand for their products. Retail customers may alter their promotional pricing; increase promotion of competitors' products over our products; or reduce their inventory levels; all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers' purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

Our results may be negatively impacted if customers do not maintain their favorable perception of our brand or licensed brands and products.

Maintaining and continually enhancing the value of the Company's brand or licensed brands is critical to the success of our business. Brand value is based in large part on customer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including adverse publicity about our products (whether valid or not), a failure to maintain the quality of our products (whether perceived or real), the failure of our products or Capstone to deliver consistently positive consumer experiences. Damage to our brand or licensed brands, reputation or loss of customer confidence in our brands or products could result in decreased demand for our products and have a negative impact on our business, results of operations or financial condition.  As a small reporting company, we do not have the resources to easily withstand the failure of established and new product lines.

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

For example, the United States tariffs imposed on Chinese manufactured goods and  corresponding tariffs from China in response, may negatively impact demand and/or increase the cost for our products  These tariffs increases with reciprocal increases on U.S. goods imported into China may provoke a trade war between China and the U.S. and such a continuing trade conflict could affect our business  as we currently produce our products in China. The possibility and full extent of any trade conflicts and such a conflict's impact on our business or growth is uncertain as of the date of the filing of this Report.

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

·	protection of intellectual property and trade secrets;
·
tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules;

·	rising labor costs or labor unrest;
·	difficulties in staffing and managing international operations;
·	the burden of complying with foreign and international laws;
·	adverse tax consequences;
·	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful; and
·	political conflict or trade wars affecting our efforts to conduct business abroad.

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

Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of our assets, business disruptions, loss of property, and confidential business information. Such attacks could result in unauthorized parties gaining access to at least certain confidential business information. However, to date, we have not experienced any financial impact, changes in the competitive environment or business operations that we attribute to such attacks. Although management does not believe that we have experienced any security breaches or cybersecurity incidents, there can be no assurance that we will not suffer such attacks in the future. We actively manage the risks within our control that could lead to business disruptions and security breaches and have expended significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, as these threats continue to evolve, particularly around cybersecurity, such events could adversely affect our business, financial condition or results of operations.

Our inadequate or expensive funding and financing alternatives.

Our current short-term debt level as of December 31, 2018 and 2017 was $0 for both years.  Our current funding availability consists of  cash on hand, the Sterling National Bank financing agreement to fund investment, operations, and private placement note agreements from insiders as needed. If we have a shortfall in revenues without a corresponding reduction to expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing).  Such financing would dilute the position of existing shareholders and put negative pressure on the market price of our Common Stock while possibly failing to provide adequate and ongoing working capital for the Company and its operations.

Other adverse consequences could include:

·	a significant portion of our cash from operations could be dedicated to the payment of interest and principal on future debt, which could reduce the funds available for operations;
·	the level of our future debt could leave us vulnerable in a period of significant economic downturn; and
·	We may not be financially able to withstand significant and sustained competitive pressures.

Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All of our sales in 2018 were transacted in U.S. dollars.  The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the Company volumes continue to increase, the leveraged buying power has enabled the Company to minimize the impact on costs. The last economic crisis revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

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

Our business may be impaired by claims that we infringe the intellectual property rights of others.

Litigation between competitors over intellectual property rights can be a common business practice in an industry as a means to protect or gain market share. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

·	pay substantial damages;
·	indemnify our customers;
·	stop the manufacture, use and sale of products found to be infringing;
·	discontinue the use of processes found to be infringing;
·	expend significant resources to develop non-infringing products or processes; or
·	obtain a license to use third party technology.

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

If we fail to adequately protect its intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  In particular, our trademarks are of material importance to our business and are among our most important assets. In 2018, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  We own a number of patents; patent applications and other technology which we believe are significant to our business.

We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted.  There is a risk that we will not be able to obtain and perfect, or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions.  We cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions to defend our intellectual property rights.

Even if such rights are obtained in the United States, the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States.  If other parties infringe our intellectual property rights, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.  The failure to perfect or successfully assert our intellectual property rights could make us less competitive and could have a material adverse effect on our business, operating results, and financial condition.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”. We expect that the requirements may increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources.

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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting because we are small reporting company.

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

Item 1B.  Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2018.

Item 2.  Properties.

The Company has operating lease agreements for offices and showroom facilities in Fort Lauderdale, Florida and in Hong Kong SAR, expiring at varying dates. Neither the Company nor its operating subsidiaries own any real properties or facilities.  CAPC and Capstone share principal executive offices and operating facilities.  The Company’s new principal executive offices is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. Those offices were previously located at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442.

Effective February 1, 2017, the Company renewed the original office location lease for 3 years ending January 31, 2020, with a base annual rent of $92,256 and with a total rent expense of $281,711 through the term of the lease.  Under the lease, Capstone was responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

On May 15, 2018, the Company entered into a lease amendment with the existing landlord to provide for a premises relocation, lease termination and new sublease agreement. Under this arrangement, the Company relocated its principal executive offices located at 350 Jim Moran Blvd, Suite 120, Deerfield Beach, Florida 33442 to 4,694 square feet of office space on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The original lease terminated on the relocation date and the parties proceeded under the terms of the new sublease which expires on January 31, 2020. The base annual rent in the new sublease remains at the same rate as the previous agreement until January 31, 2020. At the expiration of the new sublease, the Company has the option to accept the prime lease with another 3 years renewal and with an option to renew for an additional 5-year period. If the Company decides to further extend the sublease after January 31, 2020, the Company will be subject to the terms and conditions of the prime lease. The base monthly rent will be $7,312 to January 31, 2019 and then a base rent of $7,514 until January 31, 2020 which includes an estimate for portion of the common area maintenance.

For consideration for the lease amendment, the Company received a rate abatement from the landlord, effective May 1, 2018 and for four months to September 1, 2018. The landlord delivered the relocation premises in a “turn key” condition with requested renovations made at no expense to the Company. As further consideration, the existing landlord agreed to pay the Company $150,000 as an incentive to vacate the existing premises on completion of the relocation, which was  fully paid as of December 31, 2018 and is being amortized over the life of the lease amendment resulting in the recognition of lease incentive income of $870 per month.

Capstone International Hong Kong Ltd, or “CIHK”, entered into a lease agreement for office space at 303 Hennessy Road, Wan Chai, Hong Kong.  The original agreement which was effective from February 17, 2014 has been extended various times. The lease was renewed for (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments. On April 24, 2018, the Company further extended the lease for (3) months ending August 16, 2018 with a base rate increase of $225 per month.  This agreement has been further extended until August 16, 2019 with a base monthly rate of $5,006.

CIHK entered into a six (6) month rental agreement effective from December 1, 2016 for a showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The current lease expires August 16, 2019 with a base monthly rent of $1,290.

The Company's rent expense amounted to $108,024 and $163,060 for the years ended December 31, 2018 and 2017, respectively.

The future lease obligation under these agreements are as follows and are reported in U.S. Dollars:

Year Ended December 31,	US	HK	Total
2019	$89,966	$56,535	$146,501
2020	7,514	-	7,514
Total future lease obligations	$97,480	$56,535	$154,015

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

As previously reported to the Commission, the Company settled a declaratory action on September 27, 2018, in the U.S. District Court in Dallas, Texas.  The matter concerned validity of a stock certificate and resulted request for corporate records.

Other Legal Matters

To the best of our knowledge, none of our directors, officers or owner of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on The OTC Markets Group, Inc.'s QB Venture Market Tier under the trading symbol "CAPC".  The Company's Common Stock, $0.0001 par value, ("Common Stock") commenced quotation on the QB Venture Market Tier on August 22, 2016.  Prior to August 22, 2016, the Common Stock was quoted on The OTC Markets Group, Inc. Pink Tier under the "CAPC" trading symbol.  The Company considered but has not acted and may not act on seeking quotation of the Common Stock on The OTC Markets Group, Inc. QX Tier.  The Company will not seek quotation of its Common Stock on the QX Tier unless and until the Company's business and financial condition warrant such an application to quote the Common Stock on the QX Tier or another stock quotation system.

As of March 8, 2019 there were approximately 291 holders of record (excluding OBO/Street Name accounts) of our Common Stock and estimated 47,016,364 outstanding shares of the Common Stock.  The following table shows the high and low bid prices of the Common Stock as quoted on The OTC Markets Group, Inc. by quarter, during each of our last two fiscal years ended December 31, 2018 and 2017.  These quotes reflect inter-dealer prices, without retail markup, markdown, or commissions and may not represent actual transactions.

The information below was obtained from information provided from The OTC Markets Group, Inc. for the respective periods.

	2018		2017
	High	Low	High	Low
1st Quarter	.5600	.4020	.5000	.2500
2ndQuarter	.4500	.2300	.7350	.4525
3rd Quarter	.2900	.1090	.6500	.4500
4th Quarter	.2000	.1100	.5800	.4000

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

Recent Sales of Unregistered Securities

There were no unregistered securities sold during the year ended December 31, 2018.  On August 6, 2018, Company granted stock options to Mr. Guzy and Mr. Postal, who are directors of the Company, each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2018-2019.  The stock options were issued under an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under that act.

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

On August 29, 2018, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2019. The Board of Directors also approved an increase of the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program from $750,000 to $1,000,000 during the renewal period.

On August 29, 2018, the Company’s Board authorized and directed the Company’s management to establish a trading account at a brokerage firm for the Company to conduct open market purchases of the Company’s Common Stock in accordance with the terms and conditions of the Company’s current stock repurchase program and to fund said account from available cash of the Company but not to exceed such amount that would cause the Company to be unable to pay its bona fide debts.

On December 19, 2018, Company entered into a Rule 10b5-1 Purchase Plan  with Wilson Davis & Co., Inc., a registered broker-dealer, (the "Purchase Plan"), which Purchase Plan is made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, with respect to shares of common stock of  the Company.  As previously reported, the use of a Rule 10b5-1 purchase plan was authorized by the Company's Board of Directors on August 29, 2018.  Under the Purchase Plan, Wilson Davis & Co., Inc., a registered broker dealer, will make periodic purchases of up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan.  This description of the Purchase Plan does not purport to be complete and is qualified in its entirety by the text of the Purchase Plan, a copy of which is attached as Exhibit 99.1 to the Current Report on Form 8-K, as filed with the Commission on December 24, 2018 and as dated December 18, 2018.  Under the Purchase Plan, we have purchased 30,000 shares as of March 14, 2019 and in open market purchases.

The following summarizes any purchases of the Common Stock under the stock purchase program in fiscal years 2018 and 2017:

Fiscal Period	Number of Shares Repurchased	Aggregate Purchase Price
FY 2018	-	-
FY 2017	1,666,667	$250,000
Total	1,666,667	$250,000

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Report contain forward-looking statements~~,~~ that involve risks and uncertainties.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms.  Forward-looking statements are not guarantees of future performance and Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading "Risk Factors," which are incorporated herein by reference.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.  All information presented herein is based on CAPC's fiscal year 2018 results.  Unless otherwise stated, references to particular years or quarters refer to the CAPC's fiscal years ended in December and the associated quarters of those fiscal years. Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Overview

Capstone Companies, Inc. ("CAPC," "Capstone", "Company," "we" or "us") is a public holding company headquartered in the United States (organized under the laws of the State of Florida) and has its principal executive offices in Broward County, Florida and operating offices in Hong Kong SAR. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities in Hong Kong.  The Company designs, markets and sells diverse consumer products including LED lighting for indoor and outdoor applications with the primary market being the United States.  The Company’s products are also distributed internationally in Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand, United Kingdom.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.  CIHK resident management team has extensive experience with low cost off shore OEM manufacturing and is led by an industry leader that has provided sourcing and procurement services to such recognized companies as Circuit City and Dicks Sporting Goods.  Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market.  The Company entered the LED consumer market nine years ago, at that time there was a significant opportunity for an innovative low-cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

Capstone was early in the introduction of lower cost LED lighting products that had distinctive aspects to create greater appeal to consumers.  The Company's lighting product lines through 2018 consist of decorative lighting, indoor and outdoor lighting fixtures.  The Company has a strong presence where battery operated lighting is displayed.    The Company’s power failure lighting and security products were initially sold under its wholly – owned subsidiary Capstone Industries' brand name through 2015.

Commencing in 2014, Capstone explored and researched branding opportunities that allowed the Company to differentiate from its own Capstone Lighting® brand.  The underlying strategy enabled Capstone to effectively provide product to competing retailers within the same channel.

Through product differentiation and a visibly recognized brand launched in 2015, Hoover® Home LED became a Capstone success based on anticipated results.  The Company secured the North America trademark license for the Hoover® brand for LED lighting products.  The Hoover® name is a 100-year-old household icon and one of the most trusted brands in America.

In 2017 the Company negotiated a License agreement with Duracell® and successfully launched a new lighting product. This License was for a specific product promotion and expired on December 31, 2018.

Through 2018, the Company maintains and supplies eight core lighting products. The Company follows a closely defined business strategy to develop and increase market leadership positions in these key product offerings.  These product offerings are prioritized based on their capacity to maximize the use of the Company's core competencies and to deliver sustainable long-term growth.

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

Looking forward, the Company expects global macroeconomic and market conditions to remain challenging for its consumer products.  The marketplace in which Capstone operates is competitive and in certain markets competition consists of large multi-national companies, some of which may have greater resources than the Company does. While the Company has taken, and will continue to take, measures to address the heightened competitive activity, should these conditions persist, they could adversely affect the Company's future results.  The Company believes it is well prepared to meet the challenges ahead due to its, experience operating in challenging environments and continued focus on Capstone's strategic initiatives: effectiveness and efficiency; innovation; and leadership.

Enhancement of shareholder value through a higher market price will require sustained fiscal quarters of profitability combined with greater market support for the Company's stock from market makers and long-term investors.  Capstone believes sustained profitability will be required for any such enhanced market support for our Common Stock.  Sustained profitability will require products that command higher profit margins and/or increased sales in existing or new markets while maintaining product development and marketing costs.

The Company operates in competitive retail environments with aggressive pricing and frequent changes in technology or design.  Capstone must maintain sufficient, affordable, and timely funding to respond to some significant changes in technology or design changes in our industry that attract significant consumer demand.  The failure to respond quickly to consumer demand or changes in consumer demand could prove detrimental to our current and future business and financial condition.

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

Principal Factors Affecting Our Financial Performance

There are a number of industry factors that affect our financial performance which include, among others:

·
Overall Demand for Products and Applications.  Our potential for growth depends on the continued adoption of our LED lighting products and the successful introduction of our Connected Surfaces portfolio.  The Company's products are characterized as non-essential and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand. Uncertainty over global economic conditions that may affect the U.S. economy is not conducive to consumer purchases of our category of consumer products. These uncertainties make demand difficult to forecast for us and our customers.

·
Strong and Constantly Evolving Competitive Environment. While we have demonstrated our abilities to compete successfully in the retail channels since our inception, competition in the market place we serve is strong. Many companies have made significant investments in product development, production equipment and product marketing. Product pricing pressures exist as market participants often initiate pricing strategies to gain or protect market share. To remain competitive, market participants must continuously increase product performance or functionality, reduce costs and develop improved ways to support their customers. To address these competitive measures, we invest in research and development activities to support new product development, sustain low product costs and deliver higher levels of performance and product functionality to differentiate our products in the market.

·
Profit Margins.  The Company’s product planning strategies are driven by the need to deliver sustainable profit margins.  This, in conjunction with close management of related marketing costs, are required to sustain or grow the Company’s market share.

·
Technological Innovation and Advancement.  Innovation and advancements in consumer electronic categories continue to create expanded channel opportunities.   The smart home category is expected to show an annual growth rate of 25.0% (CAGR 2018-2022).  Household penetration is at 7.5% in 2018 and is expected to hit 19.5% by 2022.  Through the Company’s continual research and development activities, differentiation of its smart home products and their related value to the consumer, a consistent market share expansion is anticipated.

·	Affordable Funding. The Company needs to maintain it historically affordable bank financing to support ongoing product development and new market penetration.

·
Intellectual Property Issues.  Market participants rely on patented and non-patented proprietary information relating to product development and other core competencies of their business. Protection of intellectual property is important.  Therefore, steps such as patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken.  The Company has not created a litigation reserve for intellectual property rights litigation.  As a business judgment, the Company does not patent or copyright or trademark all intellectual property due to a combination of factors, including, in part, the cost of registration and maintenance of registration, odds and cost of successful defense of the registration and commercial value of the intellectual property rights.  To enforce or protect intellectual property rights, litigation or threatened litigation is common.  Company has not sued any third parties over intellectual property rights.

Results of operations

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2018 represented 90% of revenues and we expect that region to continue to be the major source of revenue for the Company. We also derive a portion of our revenue from overseas sales. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers, associated duties and inbound freight. In addition, our cost of goods sold also include inventory adjustments, warranty claims/reserves and freight allowances. We source our manufactured products based on customer orders.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product costs and fluctuations in the cost of our purchased components.  See “Risk Factors” above in Item 1A.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of licensed brand royalties, sales representatives’ commissions, advertising and trade show expense and costs related to employee's compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
(In Thousands)
	December 31, 2018			December 31, 2017

	Dollars	% of Revenue		Dollars	% of Revenue
Revenue	$12,830	100.00%		$36,753	100.00%
Cost of sales	9,937	77.5%		27,911	75.9%
Gross Profit	2,893	22.5%		8,842	24.1%
Operating Expenses:
Sales and marketing	915	7.1%		2,267	6.2%
Compensation	1,503	11.7%		1,612	4.4%
Professional fees	510	4.0%		550	1.5%
Product development	519	4.0%		377	1.0%
Other general and administrative	691	5.4%		805	2.2%
Total Operating Expenses	4,138	32.2%		5,611	15.3%
Operating Income (Loss)	(1,245)	(9.7)%		3,231	8.8%
Other Expenses
Miscellaneous expense, net	(55)	(0.4	) %	-	-%
Interest expense	-	-%		(122)	(0.3)%
Total Other Expenses	(55)	(0.4)%		(122)	(0.3)%

Income (Loss) Before Tax Provision (Benefit)	(1,300)	(10.1)%		3,109	8.5%
Provision (Benefit) for Income Tax	(289)	(2.2)%		1,030	2.8%
Net Income (Loss)	$(1,011)	(7.9)%		$2,079	5.7%

Net Revenues

For the year ended December 31, 2018, net revenues were approximately $12.8 million, a decrease of $24.0 million or 65.1% from $36.8 million in fiscal 2017.  The decrease in net revenues was primarily due to some of our product lines maturing in their retail life cycle, which maturation impacted on our gross profits.

The Accent LED light category in 2017 was at the height of its retail life cycle. Combined, the Capstone Lighting, Duracell® and Hoover® Home brands accent light programs accounted for approximately $29.5 million or 80.2% of net revenue in that year.

The Duracell® license was a limited one-year program, for one specific accent light product as determined by the retailer. It was expected at that time that if the Duracell® branded product had achieved strong product sell through at retail, then the program would have been extended for an additional period by the retailer. However, the Duracell® brand did not perform up to expectations at retail and as a result, the program was wound down in 2018 and during 2018 generated $1.2 million of sales as compared to $16.0 million of sales in 2017.  This represented $14.8 million of the total $24 million revenue decrease in 2018.

During this promotional period, the retailer had significantly increased Duracell® branded inventories in the stores to support the anticipated higher sales volume, however when the sales were not achieved, the retailer was left with excessive carryover inventories. This resulted with the in store sales period being significantly extended by the retailer which had the impact of delaying or postponing other new product introductions in 2018 and thereby reducing revenue in the year.

The Hoover® Home program also included accent life products that had reached their end of life cycle in 2018. This program generated $6.2 million of revenue in 2018 as compared to $15.5 million in 2017, a revenue decrease of $9.3 million.

The Capstone Lighting program generated $5.4 million of revenue in 2018 compared to $5.2 million in 2017, an increase of approximately $200 thousand. The Company launched 4 new products during 2018.

For the years ended December 31, 2018 and 2017, international sales were approximately $1.3 million or 10% of revenue as compared to $1.8 million or 5 % of revenue, respectively.

The Company provided retailers with $559 thousand of consumer rebate promotional allowances in 2018 compared to $1.9 million in 2017.

The following table disaggregates revenue by major source:

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
		(In Thousands)			(In Thousands)

LED Consumer Products- US	$4,733	6,827	11,560	$3,816	$31,125	$34,941
LED Consumer Products-International	639	631	1,270	1,361	451	1,812
Total Revenue	$5,372	7,458	12,830	$5,177	$31,576	$36,753
% of Total Revenue	42%	58%	100%	14%	86%	100%

Gross Profit and Cost of Sales

Gross profit for the year ended December 31, 2018, was approximately $2.9 million, or 22.5% of net revenues, as compared to gross profit of $8.8 million or 24.1% of net revenues, for fiscal 2017. With the reduced revenue, gross profit decreased by $5.9 million or 67.3% from 2017. This margin decrease resulted from the blended margin of 7 new products that were launched during the year which included 2 product test orders that had greatly reduced margins resulting from increased set up costs, combined with inactive warehouse inventory being sold off at reduced margins.

For the years ended December 31, 2018 and 2017, cost of sales were approximately $9.9 million and $27.9 million, respectively, a decrease of $18.0 million or 64.4 % from the previous year. This reduction was a direct result of the reduced revenue in fiscal 2018. This cost represents 77.5% and 75.9% of net revenues for 2018 and 2017, respectively.

Operating Expenses

Sales and Marketing Expenses

In fiscal 2018 and 2017, sales and marketing expenses were approximately $915 thousand and $2.3 million respectively, a decrease of $1.4 million or 59.6%. As a percent to revenue 2018 expenses were 7.1% as compared to 6.2% in 2017.  With the revenue reduction in 2018, many sales related expenses were also greatly reduced. Royalty to TTI Floor Care for the Hoover® License was $312 thousand, a decrease of $465 thousand from $778 thousand or 59.9% in 2017.  Royalty for the Duracell® license product, was $36 thousand, a reduction of $469 thousand or 93.0% as compared to the $505 thousand incurred in 2017. Sales agent commission in 2018 was $225 thousand a decrease of $232 thousand from $457 thousand or 50.7% from 2017 and we incurred $113 thousand in advertising and trade show expense, a decrease of $68 thousand compared to $181 thousand in 2017.

Compensation Expenses

For fiscal 2018, compensation expenses were approximately $1.5 million a reduction of $110 thousand or 6.8% from $1.6 million expensed in 2017. As a percent to revenue 2018 expenses were 11.7% as compared to 4.4% in 2017. Expenses in 2018 decreased primarily as a result of the elimination of the 2018 year-end bonus payment to executives.

Professional Fees

For fiscal 2018, professional fees were approximately $510 thousand compared to $550 thousand in 2017, a decrease of $40 thousand or 7.2%.  As a percent to revenue 2018 expenses were 4.0% as compared to 1.5% in 2017. In 2018, consulting fees were approximately $165 thousand a reduction of $34 thousand compared to $199 thousand in 2017.  Accounting, Legal and other expenses were $345 thousand, a decrease of $6 thousand from $351 thousand in 2017 and that is after we incurred $78 thousand of added legal fees with the cost of court arbitration to resolve a stock dispute over the validity of a 1998 stock certificate and related request for corporate documents. See: Legal Proceedings above.

Product Development Expenses

For fiscal 2018, product development expenses were approximately $519 thousand as compared to $377 thousand, an increase of $142 thousand or 37.7% from 2017.  In 2018 the Company invested $295 thousand in the Smart Mirror development an increase of $235 thousand or 395% from the previous year. As a percent to revenue, 2018 expenses were 4.0% as compared to 1.0% in 2017. We have continued to invest heavily in product design, software development, electrical engineering, product prototyping, testing and regulatory certifications by outside third-party testing laboratories.

Other General and Administrative Expenses

For fiscal 2018 and 2017, other general and administration expenses were approximately $691 thousand and $805 thousand, respectively, a decrease of $114 thousand or 14.2%.  As a percent to revenue 2018 expenses were 5.4 % as compared to 2.2% in 2017.  In 2018 with the positive cash position and reduced bank processing fees, bank charges were $58.7 thousand as compared to $154.3 thousand in 2017, a reduction of $95.6 thousand or 61.9%. Office rent was $108.0 thousand in 2018 as compared to $163.0 thousand in 2017, a reduction of $55 thousand or 15.6% resulting from approximately $60.6 thousand of rate abatements and relocation incentive provided by the landlord to relocate  the corporate office. In  2018, we also incurred a "one-off" settlement charge of $63 thousand related to settlement of litigation described in “Legal Proceedings” of this Report.

Total Operating Expenses

In summary, in fiscal 2018, total operating expenses were $4.1 million or 32.2% of revenue as compared to $5.6 million or 15.3% of revenue in 2017. This represents a $1.5 million or 26.2% decrease over fiscal 2017.

Operating Income (Loss)

For the year ended December 31, 2018 the operating loss was approximately $1.2 million compared to a $3.2 million operating income in 2017.  Despite operating expenses being reduced by $1.5 million or 26.2% in 2018 as compared to 2017, the $5.9 million gross profit reduction resulting from the reduced revenue was the main reason for $4.5 million or 139.4% operating income negative swing as compared to 2017.

Other Expenses

For fiscal 2018 other expense was approximately $55 thousand a positive swing of $67 thousand compared to $122 thousand expense in 2017. The expense reduction was mainly the result of zero interest expense. The Company through a combination of efficient cash flow management, favorable payment terms with our overseas suppliers and a strong cash position was able to eliminate the need for increased borrowing or purchase order funding which resulted in a zero interest expense in 2018 as compared to $122 thousand expense in 2017.

Provision for Income Tax

The effective tax rate was (22)% in 2018 and 33% in 2017.

For the year ended December 31, 2018 and 2017 the (benefit) for income tax was estimated at $(289) thousand compared to a provision of $1.0 million in the same period 2017. The (benefit) was a result of the net loss incurred during the year.

Net Income (Loss)

For fiscal 2018 and 2017 net income (loss) was approximately $(1.0) million and $2.1 million, respectively, a negative net swing of approximately $3.1 million.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

Gross margin, as presented below, is sales less cost of sales.
	Years Ended December 31,
	2018	2017
Sales
(In thousands, except percentages)
Net Revenue	$12,830	$36,753
Gross Profit	2,893	8.842
Gross Profit %	22.5%	24.1%

Assets	2018	2017
(In thousands)
Total Assets	$6,493	$10,433

Management continues to believe that the execution of the Company’s strategy and development of the Connected Surfaces category will provide attractive opportunities for profitable growth over the long-term.  The Company’s strategy is to capitalize on the market growth of these new innovative Smart Home categories and leverage our market relationships and expansion into previously unpenetrated channels of distribution.

Third-party forecasts and leading indicators suggest that the North American lighting market, will increase in low-single digit range in 2019. Management expects to maintain the lighting revenues at existing levels with the revenue growth coming from launching the new Connected Surfaces category.

Effective September 24, 2018, the current U.S. administration implemented a 10% tariff increase with a further 15% increase scheduled for March 1, 2019, (subject to ongoing trade negotiations).  The U.S. administration postponed the further 15% increase in tariffs scheduled for March 1, 2019 due to pending negotiations with Chinese government trade officials. All companies are affected equally and the appeal for these products may be negatively impacted when retail prices are increased due to higher duty rates.  The tariff negotiations has caused uncertainty and confusion with retailers. The Company has seen in store promotional schedules cut back and retailers have expressed concerns for possible pricing adjustments that would not be known to them in advance to products being shipped.  Capstone's business model insulates the Company from paying duties as its retail partners are the importers of record. The obvious unknown is the final impact of tariffs to the landed costs.  Accordingly, retailers have demonstrated caution in their promotional planning schedules and may continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs. Tariffs and trade restrictions imposed or threatened by the current U.S. administration has provoked and may provoke future trade and tariff retaliation by other countries. A trade dispute of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our business.

As management recognized that the growth of the LED category was maturing in 2017, as reflected in our financial results for fiscal year 2018, we sought a business opportunity that would prove equal to or greater opportunity than the LED business.  While we currently continue to develop new LED products, the revenue potential has been lessened and our new product strategy was developed to seek products to supplement and compensate for declining revenues from our established product lines.

Our new portfolio is designed to appeal to a a larger consumer base, especially products that will benefit from Company’s abilities in the areas of low-cost production and operations.  The new Connected Surfaces portfolio seeks to address perceived consumer expectations of greater connectivity in appliances and products. The Connected Surfaces products have touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications.  The average selling prices are expected to retail at $500.00 per unit, with the goal to deliver consumer value for and to appeal to middle income consumers. Capstone’s new Connected Surfaces products are designed to provide the ease of connectivity in consumer devices that consumers have come to expect from use of smart phones.

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. While we believe that the markets for LED home products will remain competitive during fiscal 2019, we are confident in maintaining our revenue stream in the lighting business segment by continuing to introduce new innovative LED products.  The first of these new LED products will be present in the retail market place during the first quarter of 2019.   By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand and Vietnam, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by ongoing trade disputes with China.

While the Company seeks to expand into consumer lighting products offering connectivity as a product function, the Company may face competition not only from traditional competitors in the consumer lighting product industry companies, but also potential future competition from companies in smart home technology industry.  Such possible future competition could come from companies like Ring, that makes smart, connected home security lighting devices and is owned by Amazon.com, Inc., or Nest, a maker of smart home technology and is owned by Alphabet, Inc. (formerly Google).   Smart phone manufacturers, like Apple, Inc. and Samsung Electronics Co., could also enter the smart home product industry as a natural product expansion for smart phones that have growing capabilities to control home or consumer devices.  Such future competition could undermine the Company’s ability to develop a new product line to compensate for the declining revenues from its established lighting product line.

In 2019, we are focused on the following priorities to support our goals of delivering higher revenue and profits and establishing a new product line and revenue source to compensate for the declining revenues from the matured lighting product line:

·
While maintaining its presence in LED lighting categories, the Company plans to grow its investments in product development and engineering of Connected Surfaces Smart Home portfolio.  This portfolio will offer potential revenue growth through product channel expansion . The Smart Home category is expected to show an annual growth rate of 25.0% (CAGR 2018-2022).  Household penetration is at 7.5% in 2018 and is expected to hit 19.5% by 2022.  Our goal is to exploit this projected expansion of the Smart Home category with our new product line.

·	We have engaged a consumer technology public relations firm to assist in the launch of our Connected Surfaces product line and manage media contact for the Company.
·	We will focus on the recruitment of an experienced management team to support the Connected Surfaces program as it is validated and accommodate possible growth.
·
We have formalized and readied a Social Media Department to execute a social media campaign that will build awareness and drive viewership to our related platforms, websites, etc.  Social media participation will include third party sites:  Facebook, Instagram, Pinterest, Twitter and Youtube.

·
We will launch the Company’s pre-sale website which will feature our first Smart Mirror from the Connected Surfaces portfolio direct to early adopters.  This will be followed by a new and complete Capstone Connected website with E-Commerce capabilities.

·	Maintain our customer care experience as part of our effort to build consumer loyalty.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2018

	Payments Due by Period
	Total	2019	2020	2021	After 2021
(In thousands)
Purchase Obligations	$461,446	$461,446	$-	$-	$-
Short-Term Debt	-	-	-	-	-
Long-Term Debt	-	-	-	-	-
Operating Leases	154,015	146,501	7,514	-	-
Total Contractual Obligations	$615,461	$607,947	$7,514	$-	$-

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company's commitments for goods and services in the normal course of business.
Short Term Debt — None.
Long Term Debt— None.
Operating Leases — Operating lease obligations are related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures and strategic investments. Our principal sources of liquidity are cash on hand, cash generated from operations, availability under our Sterling Bank credit facility and our ability to negotiate beneficial payment terms with our main overseas manufacturers that has resulted in significantly reduced funding requirements to produce newly launched products.

Operational cashflow is significantly influenced by the timing and launch of new products into the marketplace. With our Hong Kong operation, we have built an operational structure that, through relationships with factory-suppliers combined with our expertise, can develop and release quality, innovative products to the market substantially quicker than in previous years.

Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with flexibility in meeting our operating, financing and investing needs.

On July 20, 2018, Sterling National Bank expanded our existing line from $7 million up to $10 million. The purpose of this line is to provide $2 million for the development and expansion of the new Smart Mirror category and related infrastructure and $8 million for accounts receivable growth.

Our cash balances as of December 31, 2018 and 2017 was approximately $3.8 million and $3.7 million, respectively. The Company also had additional borrowing availability under the bank agreement of approximately $55 thousand and $2.0 million for the Capstone expansion line as compared to $3.7 million in 2017.

As of December 31, 2018, and 2017 the loan balance for both years was $0.

The Company has continued its open market stock repurchase program, which program is described under “Adoption of Stock Repurchase Plan” on page 27 of this Report.

Historically, our Directors have been a significant source of financing and they continue to support our operations as necessary. In 2017 the Company was able to pay off all Director debt and accumulated interest and has not incurred any Director debt since.  As of December 31, 2018, and 2017, the notes payable to related parties for both years was $0.

Based on past performance and current expectations, Management believes that our cash on hand, our availability under the line of credit and anticipated cash flows from operations will be adequate to meet the Company’s cash needs for our daily operations and capital expenditures for at least the next 12 months. With our strong working capital position, we believe that we have the ability to continue to invest in further development of our products.

Revenues of $12.8 million during 2018 continued to provide positive operational cash flow. Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  As of December 31, 2018, and 2017, cash and cash equivalents increased by $154 thousand and $2.0 million, respectively.

	Years ended December 31,
Summary of Cash Flows	2018	2017
(In thousands)
Net cash provided by (used in):
Operating Activities	$208	$3,452
Investing Activities	(54)	(48)
Financing Activities	-	(1,382)
Net increase in cash and cash equivalents	$154	$2,022

As of December 31, 2018 the Company’s working capital was approximately $3.8 million. Our current liabilities were $582 thousand and include:

·	Accounts payable of approximately $222 thousand were amounts due vendors and service providers.
·	Accrued expenses of approximately $26 thousand to $27 thousand for various services.
·	Warranty provision for estimated defective returns in the amount of approximately $212 thousand.
·	Deferred rent incentive of $109 thousand.
·	Accrued income tax payable for CIHK for approximately $12 thousand.

Cash Flows provided by Operating Activities

Cash provided by operating activities was approximately $208 thousand in 2018 compared with approximately $3.5 million in 2017.  The negative cash impact of the net loss of approximately $1.1 million, was offset by a combination of factors, namely:  strong account collections during the year which  reduced  outstanding accounts receivables by $4.1 million, a concerted effort to reduce inventory to prepare for the new product launch, which resulted in a $113 thousand inventory reduction and a $171 thousand increase in accrued sales allowance. With this cash availability the Company paid down outstanding supplier balances and reduced $2.3 million in accounts payable and accrued liabilities and paid $613 thousand in income tax payable. The Company's cash position increased from $3.7 million at December 31, 2017 to $3.8 million at December 31, 2018.   The Company continued to negotiate beneficial payment terms with our main overseas manufacturers that resulted in reduced funding requirements to produce newly launched products.

Cash Flows used in Investing Activities

The use of cash in 2018 was approximately $54 thousand compared to $48 thousand in 2017.  The Company continued to invest in new product molds and tooling.  With the product expansion into Smart Home lighting and Smart Mirror categories, the Company's future capital requirements will increase.  CIHK will try to negotiate favorable payment terms with our OEM manufacturers to reduce the amounts of upfront cash required when initiating new product line projects.

Cash Flows used in Financing Activities

Cash used in financing activities for the year ended December 31, 2018 and 2017, was approximately $ 0 compared to $1.4 million, respectively. As of December 31, 2018.  the Company had zero debt outstanding.

At December 31, 2018, the Company was in compliance with all of the covenants pursuant to existing credit facilities.  Management believes that our existing cash balances, cash flow from operations, the expansion credit line from Sterling National Bank and support of our Directors as needed will provide sufficient financial resources for the Company in 2019.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and the exchange rate fluctuations between the U.S. dollar and Chinese Yuan have been relatively stable at approximately RMB 6.70 to U.S. $1.00.

Operating expenses of the Hong Kong office are paid in either Hong Kong dollars or U.S. dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Hong Kong and Chinese currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

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

RELATED-PARTY TRANSACTIONS

See Note 5 of the Consolidated Financial Statements at Item 15 of this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 15 of this Report.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; inventory valuation; depreciation; amortization and the recovery of long-lived assets; including goodwill and intangible assets; shared base-based payment expense; product warranty; and other reserves and assumptions based on management's experience and understanding of current facts and circumstances, historical experience and other relevant factors. These estimates may differ from actual results. Certain of our accounting policies are considered critical as they are both important to reflect our financial position and results of operations and require significant or complex judgement on the part of management. The following is a summary of certain accounting policies considered critical by management.

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

Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded. The Company may be subject to chargebacks from customers for negotiated promotional allowances, that are deducted from open invoices and reduce collectability of open invoices.  As of December 31, 2018, the Company has recorded an allowance of approximately $365 thousand as a reduction of Accounts Receivables for such potential claims.

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

As of both December 31, 2018 and 2017, management has determined that the accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“Capstone”).  Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States.  Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Capstone’s Common Stock, and recorded goodwill of $1,936,020.

Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired.

Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  If the carrying amount exceeds its fair value, an impairment loss is recognized.  Goodwill is not amortized.

Goodwill is subject to ongoing periodic impairments tests based on fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At December 31, 2018 and 2017, the required annual impairment test of goodwill was performed, and no impairment existed as of the valuation dates.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgement to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities generally for a period of 3 years from the later of each return due date or date filed.

If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be recorded as a component of income tax expense.

As of December 31, 2018, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. The net deferred tax liability as of December 31, 2018 and December 31, 2017 was $12,000 and $251,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

The provision (benefit) for income taxes for the year ended December 31, 2018 and 2017 was calculated based on the estimated annual effective rate of (22)% and 33%, respectively for both the full 2018 and 2017 calendar years.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2018, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2018, was effective at the reasonable assurance level.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2018, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

The Chairman of our Audit Committee has reviewed the internal control reports in detail and has spoken to the external auditors in depth about the audit, the internal controls and the auditors' findings. The Chairman has had detailed discussions with the auditors about these matters, prior to, during, and on completion of the audit.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2018, for a more complete understanding of the matters covered by such certifications.

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

Further, stockholders may make inquiries in writing by sending their inquiries to Aimee Gaudet, Secretary, Capstone Companies, Inc., 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.  The information required in Part III of this Report is set forth in the information statement filed for the written consent approval of nominee slates of Directors and the requirements for stockholders to submit proposed resolutions and Director nominees is set forth in this Report.

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy.  An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors.  In fiscal year 2018, all Directors attended at least 75% of all (3) three board meetings.

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

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's Independent Registered Public Accounting Firm, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions.  The members of the Audit Committee in fiscal year 2018 were Jeffrey Guzy and Jeffrey Postal.  The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ applicable standards.

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

In this context, the Audit Committee hereby reports as follows:

1)
Company's management has represented to the Audit Committee that the 2018 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The Audit Committee has reviewed and discussed the audited financial statements for year 2018 with Company's management and the independent registered public accounting firm.

2)
The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, Kaufman, Rossin & Co., required by the PCAOB and has discussed with Kaufman, Rossin & Co., their independence.

3)
Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Commission on April 1, 2019.

The foregoing report is provided by the undersigned members of the Audit Committee.

/s/Jeffrey Guzy
Jeffrey Guzy, Chairman of Audit Committee

COMPENSATION AND NOMINATION COMMITTEE (“Compensation and Nomination Committee”)

Company's  Compensation and Nomination Committee is currently composed of two members (both Company directors): Mr. Jeffrey Guzy and Mr. Jeffrey Postal. Only Mr. Guzy, who serves as Chairman of the Compensation and Nomination Committee, is “independent” within the meaning of the NASDAQ Marketplace Rules.

Company's  Compensation and Nomination Committee assists the Company Board of Directors in reviewing and approving the compensation structure of executive officers, including all forms of compensation to be provided to the executive officers. The chief executive officer and chief financial officer may not be present at any Compensation and Nomination Committee meeting during which the executive's compensation is discussed and deliberated.

The Compensation and Nomination Committee is responsible for, among other customary duties, the following:

·	Reviewing, overseeing and approving the compensation of Company's executive officers; and
·
Periodically reviewing and making recommendations to the Company Board of Directors about incentive compensation, stock or equity compensation plans, annual bonus programs and grants, any employee pension or welfare benefit plans and any similar forms of benefit plans; and

·
Periodically reviewing and approving corporate performance and corporate performance goals that are applicable to compensation of Company's chief executive officer and chief financial officer; evaluating the performance of those executives in light of corporate performance and corporate performance goals; and determining the compensation for the Company's chief executive officer and chief financial officer.

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

DIRECTOR MEETINGS IN FISCAL YEAR 2018

The Board of Directors had (3) three official meetings in year 2018.  During 2018, all of the Directors attended 75% or more of all meetings of the Board, which were held during the period of time that such person served on the Board or such committee.

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

Board of Director – 2018 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	-	-	-
Gerry McClinton (2)	-	-	-
Jeff Guzy (3), (4)	$20,634	$20,635	$41,269
Jeff Postal (3), (4)	$20,634	$20,635	$41,269
Larry Sloven (2)	-	-	-

(1)	The individuals listed were appointed to the Board of Directors for 2019;
(2)	Mr. Wallach, Mr. McClinton and Mr. Sloven as Company Employees did not receive compensation for participating as a Director on the Board;
(3)
On August 6, 2017, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2017-2018.  The market value using the Binomial Lattice pricing model for each grant was $55,000.  As the grant period covered 2017-2018, the cost impact in 2017 was $22,212 for each grant.

(4)
On August 6, 2018, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2018-2019.  The market value using the Binomial Lattice pricing   model for each grant was $21,000. As the grant period covered 2018-2019 the cost impact in 2018 was $8,481 for each grant.

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

If the candidate is deemed eligible for election to the Board of Directors, the Compensation and Nominating Committee will then evaluate the prospective nominee to determine if he or she possesses the following qualifications, qualities or skills:

·	contributions to the range of talent, skill and expertise appropriate for the Board;
·	financial, regulatory and business experience, knowledge of the operations of public companies and ability to read and understand financial statements;
·	familiarity with the Company's market;
·	personal and professional integrity, honesty and reputation;
·	the ability to represent the best interests of the shareholders of the Company and the best interests of the institution;
·	the ability to devote sufficient time and energy to the performance of his or her duties; and
·	independence under applicable Commission and listing definitions.

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 67, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 63, is the Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 40, was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC.

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
For 2018, the principal components of compensation for each officer were:

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

EXECUTIVE COMPENSATION
Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Stewart Wallach,	2018	$301,521	$-	$-	$-	$-	$301,521
Chief Executive	2017	$301,521	$100,000	$-	$-	$-	$401,521
Officer (1,2,5,6)	2016	$327,396	$100,000	$-	$-	$-	$427,396

James G. McClinton,	2018	$191,442	$-	$-	$-	$-	191,442
Chief Financial	2017	$191,442	$20,000	$-	$-	$-	$211,442
Officer & COO (3,4,5,6)	2016	$192,013	$20,000	$-	$-	$-	$212,013

Footnotes:
(1)	On February 5, 2018, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum.
(2)	On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $287,163 per annum.
(3)	On February 5, 2018, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.
(4)	On February 5, 2016, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.
(5)	The Company has no non-equity incentive plans.
(6)	The Company has no established bonus plan. Any bonus payments are made ad hoc upon recommendation of Compensation Committee. Bonuses are only paid on a performance basis.

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

The February 5, 2018 Employment Agreement with Mr. Wallach was previously filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2017 - (as filed by the Company with the Commission on March 28, 2018).

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

The February 5, 2018 Employment Agreement with Mr. McClinton was previously filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2017 (as filed by the Company with the Commission on March 28, 2018).

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

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which were filed as exhibits to the Form 10-K by the Company for fiscal year ended December 31, 2017 (as filed by the Company with the Commission on March 28, 2018).

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY
As of December 31, 2018

Name	No. of Shares Underlying	% of Total Options Granted Employees in 2018	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in 2018
Stewart Wallach	-	-	-	-	-
Gerry McClinton	-	-	-	-	-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2018	-	-	-	-	-
Chief Executive	2017	-	-	-	-	-
Officer	2016	-	-	-	-	-

Gerry McClinton	2018	-	-	-	-	-
Chief Operating	2017	-	-	-	-	-
Officer & Chief	2016	-	-	-	-	-
Financial Officer

Footnotes:

(1)	There were no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2018 TABLE
OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	-	-	-
Gerry McClinton	-	-	-

Footnotes:

(1)	The Company does not have any stock awards for the years specified for the above named senior officers.

2018 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-	-
Gerry McClinton	-	-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT
	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$301,521	-	$12,500	$16,000	$330,021
Gerry McClinton	$191,442	-	$9,000	$16,000	$216,442

Indemnification.

The Company maintains directors and officer's liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material.  Further, the Company’s articles of incorporation and bylaws provide for indemnification of directors and officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 14, 2019, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock".  The table below sets forth, as of March 14, 2019, ("Record Date"), certain information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (i) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group.

There were  47,016,364 shares of Common Stock outstanding on the Record Date of March 14, 2019.

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
As of March 14, 2019
					ALL OPTION WARRANT SHARES
NAME, ADDRESS & TITLE	STOCK OWNERSHIP	PERCENTAGE OF STOCK OWNERSHIP	STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	% OF STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	VESTED	EXPIRED	NOT VESTED

Stewart Wallach, CEO, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	9,831,745	20.9%	9,831,745	20.5%	-	-	-

Gerry McClinton, CFO, & Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	33,664	0.1%	33,664.1%		-	-	-

Jeff Postal, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	9,034,120	19.2%	9,234,120	19.2%	100,000	-	100,000

Aimee C. Gaudet, Secretary, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	-	0.0%	60,000	0.1%	50,000	-	10,000

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	52,800	0.1%	652,800	1.3%	500,000	-	100,000

Larry Sloven, Director, 350 Jim Moran Blvd, Suite 120, Deerfield Beach, FL 33442	52,800	0.1%	52,800	0.1%	-	-	-

ALL OFFICERS & DIRECTORS AS A GROUP	19,005,129	40.4%	19,865,129	41.3%	650,000	-	210,000

Notes to Table
(1)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

From time to time, the Company borrows working capital on a short-term basis, usually with maturity dates of less than a year, from Company directors and officers.  The Company believes that these working capital loans are commercially reasonable, especially in light of the inability of the Company to obtain such short-term financing from traditional funding sources.  As of December 31, 2018, all related party loans outstanding balance is $0.

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

On December 15, 2017, the disinterested directors of the Board of Directors of the Company approved the use of up to $1,400,000 dividend distribution from Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, to pay down $700,000 of working capital loans made by Jeffrey Postal to the Company and $700,000 to be used for payment of estimated 2017 Federal income taxes.   The proposed use of the cash dividend was also approved by disinterested directors of the Company under the Company's related party transaction guidelines.  As of December 31, 2018 and 2017, the balance on related party loans was $0.

On September 25, 2018, the disinterested directors of the Board of Directors of the Company approved the use of up to $850,000 dividend distribution , to be completed by December 31, 2018, from Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, to fund intercompany subsidiary loans and Company stock purchases under  an approved stock repurchase program  and to provide working capital. As of December 31, 2018, the authorized distribution had been fully completed.

Process for Identifying Related Person Transactions.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

·	the risks, costs and benefits to us;
·	the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
·	the terms of the transaction;
·	the availability of other sources for comparable services or products; and
·	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market. The Company was not successful in recruiting additional, qualified and interested independent directors in fiscal year 2018.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Kaufman, Rossin & Co., for professional services rendered for the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$90,000	$-
Tax Fees	4,900	-
Total	$94,900	$-

The following is a summary of the fees paid by us to CBIZ and Mayer Hoffman McCann P.C., the Company’s former Independent Registered Public Accounting Firm,  for the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$115,000	$105,350
Tax Fees	7,975	11,340
Total	$122,975	$116,690

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

The Audit Committee pre-approved 100% of the Company's 2018 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC's final pre-approval rules.

Part IV

Item 15.  Exhibits, and Financial Statement Schedules Reports

(a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants for the Year Ended December 31, 2018
F-2 Report of Independent Registered Public Accountants for the Year Ended December 31, 2017
F-3 Consolidated Balance Sheets as of December 31, 2018, and 2017
F-4 Consolidated Statements of Operations for the Years ended December 31, 2018 and 2017
F-5 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2018 and 2017
F-6 Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017
F-7 Notes to Consolidated Financial Statements

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

10.2
Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2018. Incorrorated by reference to Exhibit 10.3 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

10.3
Employment Agreement by Capstone Companies, Inc. and James McClinton, dated February 5, 2018. Incorrorated by reference to Exhibit 10.4 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

10.4
Promissory Note, dated June 27, 2016, by Neil Singer in favor of Capstone Companies, Inc. Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on July 12, 2016.

10.5
Subordination Agreement dated June 27, 2016, by Capstone Companies, Inc. and Koch Minerals, LLC. Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on July 12, 2016.

10.6
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

10.8
Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated September 8, 2010. Incorrorated by reference to Exhibit 10.11 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

10.9
Amendment to Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated November 5, 2015. Incorrorated by reference to Exhibit 10.12 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

10.10
Validity Guaranty to Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated June 4, 2016. Incorrorated by reference to Exhibit 10.13 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

10.11	Trademark License with Hoover Inc. dated January 29, 2015. Incorrorated by reference to Exhibit 10.14 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.
10.12	Amendment to Trademark License with Hoover Inc., dated January 29, 2016. Incorrorated by reference to Exhibit 10.15 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.
10.13	Trademark License with The Duracell Company dated December 8, 2016. Incorrorated by reference to Exhibit 10.16 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.
10.14	Addendum dated January 1, 2019 to Consulting Agreement by Capstone Industries, Inc. and George Wolf. ^
10.15
Financial Services Agreement dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. Incorrorated by reference to Exhibit 10.18 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

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

Item 16.   Form 10-K Summary.   None.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 1st day of April 2019.

CAPSTONE COMPANIES, INC.

Dated:   April 1, 2019

By:  /s/ Stewart Wallach
Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
April 1, 2019

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
April 1, 2019

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
April 1, 2019

/s/ Jeffrey Postal
Jeffrey Postal
Director
April 1, 2019

/s/ Larry Sloven
Larry Sloven
Director
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capstone Companies, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/S/ Kaufman, Rossin & Co., P.A.

We have served as the Company’s auditor since 2018.

Boca Raton, Florida

April 1, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Capstone Companies, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and Subsidiaries (“Company”) as of December 31, 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor from 2014 to 2018.
Boca Raton, Florida
March 28, 2018

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets:
Current Assets:
Cash	$3,822,359	$3,668,196
Accounts receivable, net	64,511	4,367,721
Inventories	27,497	140,634
Prepaid expenses	243,876	239,150
Income tax refundable	220,207	-
Total Current Assets	4,378,450	8,415,701

Property and Equipment:
Computer equipment and software	51,195	9,895
Machinery and equipment	170,567	318,801
Furniture and fixtures	6,828	5,665
Less: Accumulated depreciation	(152,870)	(266,997)
Total Property & Equipment	75,720	67,364

Other Non-current Assets:
Deposit	102,805	13,616
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	2,038,825	1,949,636
Total Assets	$6,492,995	$10,432,701

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$461,446	$2,733,516
Deferred rent incentive	108,844	-
Income tax payable	11,694	624,782
Total Current Liabilities	581,984	3,358,298

Long Term Liabilities:
Deferred tax liabilities	12,000	251,000
Total Long Term Liabilities	12,000	251,000
Total Liabilities	593,984	3,609,298

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 47,046,364 shares	4,704	4,704
Additional paid-in capital	7,092,219	7,005,553
Accumulated deficit	(1,197,912)	(186,854)
Total Stockholders' Equity	5,899,011	6,823,403
Total Liabilities and Stockholders’ Equity	$6,492,995	$10,432,701

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Revenues, net	$12,830,324	$36,752,813
Cost of sales	(9,936,745)	(27,910,869)
Gross Profit	2,893,579	8,841,944

Operating Expenses:
Sales and marketing	915,205	2,266,601
Compensation	1,502,590	1,612,480
Professional fees	510,022	549,844
Product development	518,969	376,981
Other general and administrative	691,466	805,077
Total Operating Expenses	4,138,252	5,610,983

Operating Income (Loss)	(1,244,673)	3,230,961

Other Expenses:
Miscellaneous expense, net	(55,360)	-
Interest expense	-	(122,091)
Total Other Expenses	(55,360)	(122,091)

Income (Loss) Before Tax Provision (Benefit)	(1,300,033)	3,108,870

Provision (Benefit) for Income Tax	(288,975)	1,029,694

Net Income (Loss)	$(1,011,058)	$2,079,176

Net Income (Loss) per Common Share
Basic	$(0.021)	$0.044
Diluted	$(0.021)	$0.044

Weighted Average Shares Outstanding
Basic	47,046,364	47,007,296
Diluted	47,046,364	47,188,450

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2016	-	$-	-	$-	-	$-	48,132,664	$4,813	$7,411,172	$(2,266,030)	$5,149,955

Stock options for compensation	-	-	-	-	-	-	-	-	95,469	-	95,469
Repurchase of shares from Involve L.L.C.	-	-	-	-	-	-	(1,666,667)	(167)	(749,833)	-	(750,000)
Shares issued to payoff working capital loan and exercise warrants	-	-	-	-	-	-	580,367	58	248,745	-	248,803
Net Income	-	-	-	-	-	-	-	-	-	2,079,176	2,079,176
Balance at December 31, 2017	-	-	-	-	-	-	47,046,364	4,704	7,005,553	(186,854)	6,823,403

Stock options for compensation	-	-	-	-	-	-	-	-	86,666	-	86,666
Net (Loss)	-	-	-	-	-	-	-	-	-	(1,011,058)	(1,011,058)
Balance at December 31, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,092,219	$(1,197,912)	$5,899,011

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,011,058)	$2,079,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,510	80,940
Accrued interest on note receivable	-	26,887
Stock based compensation expense	86,666	95,469
Provision (Benefit) for deferred income tax	(239,000)	35,000
Increase (decrease) in accrued sales allowance	170,833	(1,006,731)
Decrease in accounts receivable, net	4,132,377	1,090,898
Decrease in inventories	113,137	225,696
Increase (decrease) in prepaid expenses	(4,726)	90,869
(Increase) in deposits	(89,189)	(1,423)
(Decrease) increase in accounts payable and accrued liabilities	(2,272,070)	55,306
Increase in deferred rent incentive	108,844	-
(Decrease) increase in income tax payable	(613,088)	623,194
(Increase) in income tax refundable	(220,207)	-
(Decrease) increase in accrued interest on notes payable	-	56,554
Net cash provided by operating activities	208,029	3,451,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53,866)	(47,587)
Net cash (used in) investing activities	(53,866)	(47,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	30,559,312
Repayments of notes payable	-	(30,559,312)
Repurchase of shares from Involve, LLC	-	(250,000)
Warrants issued	-	7,500
Repayments of notes and loans payable to related parties	-	(1,139,680)
Net cash (used in) financing activities	-	(1,382,180)

Net Increase in Cash	154,163	2,022,068
Cash at Beginning of Period	3,668,196	1,646,128
Cash at End of Period	$3,822,359	$3,668,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$418,925
Income taxes	$865,000	$371,500

Non-cash financing and investing activities:

Shares issued in satisfaction of loan payable to related party	$-	$240,900

Note Receivable used to repurchase shares from Involve L.L.C.	$-	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2018 and 2017 include the accounts of the parent entity and its wholly-owned subsidiaries. All material intra-entity transactions and balances have been eliminated in consolidation.

This summary of accounting policies for Capstone Companies, Inc. (“CAPC” or the “Company”), a Florida corporation (formerly, “CHDT Corporation”) and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida.

On June 6, 2012, the Company amended its charter to change its name from CHDT Corporation to CAPSTONE COMPANIES, INC.  This name change was effective as of July 6, 2012, for purposes of the change of its name on the OTC Bulletin Board.  With the name change, the trading symbol was changed to CAPC.

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd (“CIHK”) which provides support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company’s other subsidiaries. CIHK is also engaged in selling the Company’s products internationally.

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling home LED products through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs.  These products are offered either under the Capstone brand or licensed brands.

The Company’s products are typically manufactured in China by contract manufacturing companies.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of both Decembers 31, 2018 and 2017, accounts receivable serves as collateral when the Company borrows against its credit facilities.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical payment experience. An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of both Decembers 31, 2018 and 2017, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:
	December 31,	December 31,
	2018	2017
Trade Accounts Receivables at year end	$429,405	$4,561,782
Reserve for estimated marketing allowances, cash discounts and other incentives	(364,894)	(194,061)
Total Accounts Receivable, net	$64,511	$4,367,721

The following table summarizes the changes in the Company’s reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:
	December 31,	December 31,
	2018	2017
Balance at beginning of the year	$(194,061)	$(1,200,792)
Accrued allowances	(191,468)	(921,833)
Reversal of prior year accrued allowances	1,749	58,867
Expenditures	18,886	1,869,697
Balance at year-end	$(364,894)	$(194,061)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

Inventory

The Company's inventory, which consists of finished LED lighting products for resale by Capstone, are recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the fiscal year 2018 and 2017, inventory written down was $0 and $84,576, respectively. As of December 31, 2018, and 2017, respectively, the inventory was valued at $27,497 and $140,634.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense.  As of December 31, 2016, the Company had $186,019, in prepaid advertising credits included in prepaid expenses on the consolidated balance sheet which was written off during 2017.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

Computer equipment	3 - 7 years
Computer software	3 - 7 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  No impairment losses were recognized by the Company during 2018 or 2017.

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

Depreciation and amortization expense was $45,510 and $80,940 for the years ended December 31, 2018 and 2017, respectively.

Leases

Lease incentives per ASC 840 are amortized utilizing the straight-line method over the life of the lease.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“Capstone”).  Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States.  Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Capstone’s Common Stock, and recorded goodwill of $1,936,020.

Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired.

Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired.  If the carrying amount exceeds its fair value, an impairment loss is recognized.  Goodwill is not amortized.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill is subject to ongoing periodic impairments tests based on fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At December 31, 2018 and 2017, the required annual impairment test of goodwill was performed, and no impairment existed as of the valuation dates.

Earnings Per Common Share

Basic earnings per common share were computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of December 31, 2018 and 2017. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  At December 31, 2018, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 970,001.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Basic weighted average shares outstanding	47,046,364	47,007,296
Dilutive options	-	181,154
Diluted weighted average shares outstanding	47,046,364	47,188,450

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer lighting products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities.  Capstone currently operates in the consumer lighting products category in the Unites States and in certain overseas markets. These products may be offered either under the Capstone brand or licensed brands.

A sales contract occurs when the customer-retailer submits a purchase order to buy a specific product, a specific quantity, at an agreed-fixed price, within a ship window, from a specific location and on agreed payment terms.

The selling price in all of our customers’ orders has been previously negotiated and agreed to including any applicable discount prior to receiving the customer’s purchase order. The stated unit price in the customer’s order has already been determined and is fixed at the time of invoicing.

The Company recognizes product revenue when the Company’s performance obligations as per the terms in the customers purchase order have been fully satisfied, specifically, when the specified product and quantity ordered has been manufactured and shipped pursuant to the customers requested ship window, when the sales price as detailed in the purchase order is fixed, when the product title and risk of loss for that order has passed to the customer, and collection of the invoice is reasonably assured. This means that the product ordered and to be shipped has gone through quality assurance inspection, customs and commercial documentation preparation, the goods have been delivered, title transferred to the customer and confirmed by a signed cargo receipt or bill of lading. Only at the time of shipment when all performance obligations have been satisfied will the judgement be made to invoice the customer and complete the sales contract.

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

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$4,732,927	$6,827,308	$11,560,235	$3,815,342	$31,125,297	$34,940,639
Lighting Products-International	639,130	630,959	1,270,089	1,361,256	450,918	1,812,174
Total Revenue	$5,372,057	$7,458,267	$12,830,324	$5,176,598	$31,576,215	$36,752,813

We provide our customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customer’s in store test for new product, we may receive back residual inventory.

Customer orders received are not long-term orders and are typically shipped within six months of the order receipt, but certainly within a one-year period.

Our payment terms may vary by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers, which country their corporate office is located. The term between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. In order to ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer.

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer.  The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives.

Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded.

During the year ended December 31, 2018 and 2017, Capstone determined that $1,749 and $58,867, respectively of previously accrued allowances were no longer required. The reduction of accrued allowances is included in net revenues for the years ended December 31, 2018 and 2017.

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

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying December 31, 2018 and 2017 balance sheets:

	December 31,	December 31,
	2018	2017
Balance at the beginning of the year	$328,279	$294,122
Amount accrued	59,981	940,291
Amount expensed	(175,765)	(906,134)
Balance at year-end	$212,495	$328,279

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $113,474 and $181,436 for the years ended December 31, 2018 and 2017, respectively.

Research and Development

Our research and development team located in Hong Kong working with our designated factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred.

For the year ended December 31, 2018 and 2017, research and development expenses were $518,969 and $376,981, respectively.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $59,896 and $78,531 for the years ended December 31, 2018 and 2017, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities at December 31, 2018 and 2017, respectively:
	December 31,	December 31,
	2018	2017
Accounts payable	$221,568	$2,132,894

Accrued warranty reserve	212,495	328,279
Accrued compensation, benefits, commissions and other expenses	27,383	272,343
Total accrued liabilities	239,878	600,622
Total	$461,446	$2,733,516

Income Taxes

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgement to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities generally for a period of 3 years from the later of each return due date or date filed.

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

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s consolidated statements of income.

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

Stock-based compensation for the years ended December 31, 2018 and 2017 totaled $86,666 and $95,469, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, impairments, tax related contingencies, valuation of stock-based compensation, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Historically, past changes to these estimates have not had a material impact on the Company’s financial statements.  However, circumstances could change, and actual results could differ materially from those estimates.

Recent Accounting Standards

In March 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning after December 15, 2018 and subsequent interim periods. The Company has evaluated the adoption of ASU 2016-02 which will not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 will be effective for the Company’s fiscal year beginning after December 15, 2019, and subsequent interim periods. The Company is currently evaluating the impact of the adoption of ASU 2017-04 will have on the Company’s consolidated financial statements.

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

The Company adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures, effective January 1, 2017. The new standard requires excess tax benefits or deficiencies for share-based payments to be recognized as income tax benefit or expense, rather than within additional paid-in capital, when the awards vest or are settled. Furthermore, cashflows related to excess tax benefits are required to be classified as operating activities in the statement of cash flows rather than financing activities. Under ASU 2016-09 the Company can elect a policy to account for forfeitures as they occur rather than on an estimated basis. The adoption of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements, related disclosures and ongoing financial reporting.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, which provides guidance for revenue recognition. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under previous guidance. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year. Accordingly, public business entities would apply the guidance in ASU 2014-09 to annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.

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

The Company completed its study on the impact that implementing this standard would have on its consolidated financial statements, related disclosures and our internal control over financial reporting as well as whether the effect would be material to our revenue. Changes were made to our internal control over financial reporting processes to ensure all contracts are reviewed for each of the five revenue recognition steps.  Additionally, the Company’s revenue disclosures changed in fiscal 2018.  The new disclosures required more granularity into our sources of revenue, as well as the assumptions about recognition timing, and include our selection of certain practical expedients and policy elections. We used the modified retrospective approach upon adoption of this guidance effective January 1, 2018. We reviewed our current accounting policies and practices to identify potential differences resulting from the application of the new requirements to our sales contracts, including evaluation of performance obligations in the sales contract, the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, we updated certain disclosures, as applicable, included in our consolidated financial statements to meet the requirements of the new guidance.

The adoption of ASC 606 did not have a material impact on our consolidated financial statements or operations.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modified how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception applies to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 was effective for the Company’s fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-01 did not have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 was effective for the Company’s fiscal year beginning after December 15, 2017 and subsequent interim periods. The adoption of ASU 2016-15 did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash.  The update required that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard was effective at the beginning of our fiscal year and subsequent interim periods beginning after December 31, 2017. The adoption of ASU 2016-18 did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting” (“ASU 2017-09”), clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. This new accounting standard required modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for us on a prospective basis beginning on January 1, 2018. We typically do not change either the terms or conditions of share-based payment awards once they are granted, therefore; this new guidance did not have a material impact on our consolidated financial statements.

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

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation ("FIDC") insurance limits. The Company places its cash and cash equivalents with high credit quality financial institutions which minimize these risks.

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

Major Customers

The Company had two customers who comprised 60% and 36% of net revenue during the year ended December 31, 2018, and 57% and 42% of net revenue during the year ended December 31, 2017.  The loss of these customers would adversely impact the business of the Company.

For the years ended December 31, 2018 and 2017, approximately 10% and 5% respectively, of the Company’s net revenue resulted from international sales.

Major Customers
	Net Revenue %		Gross Accounts Receivable
	Year Ended December 31,		Year Ended December 31,	Year Ended December 31,
	2018	2017	2018	2017
Customer A	60%	57%	$-	$2,259,769
Customer B	36%	42%	402,294	2,268,426
Total	96%	99%	$402,294	$4,528,195

Major Vendors

The Company had two vendors from which it purchased 60% and 16% of merchandise sold during the year ended December 31, 2018, and 87% and 11% of merchandise sold during the year ended December 31, 2017. The loss of this supplier could adversely impact the business of the Company.

As of December 31, 2018 and 2017, approximately 29% and 77%, respectively, of accounts payable were due to the two vendors.

	Purchases %		Accounts Payable
	Year Ended December 31,		Year Ended December 31	Year Ended December 31,
	2018	2017	2018	2017
Vendor A	60%	87%	$63,594	$922,310
Vendor B	16%	11%	-	768,164
Total	76%	98%	$63,594	$1,690,474

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT AND NOTE RECEIVABLE (continued)

With the exercise of all available options under the repurchase agreement and as the collateral used to substantiate the value of the note receivable was no longer available and as the possibility of the securities purchase agreement coming to a completion was doubtful, management determined that the fair value of the note at December 31, 2018 and December 31, 2017 was $0.

NOTE 4 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 7.0%. As of December 31, 2018 and 2017, the interest rate on the loan was 7.25% and 6.50%, respectively. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

For the years ended Decembers 31, 2018 and 2017, the processing fees associated with the agreement were $45,157 and $129,531, respectively.

As of both Decembers 31, 2018 and December 31, 2017, there was no balance due to Sterling National Bank.

On July 20, 2018, to support the Company’s future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 has been allocated as a Capstone expansion working capital line.

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

Working Capital Loan Agreements

On April 1, 2012, the Company signed a working capital loan agreement with Postal Capital Funding, LLC (“PCF”), a private capital funding company owned by Jeffrey Postal. Pursuant to the agreement, the Company may borrow up to a maximum of $1,000,000 of revolving credit from PCF.  Amounts borrowed carry an interest rate of 8%.  This loan was amended, and the due date had extended until January 2, 2018.

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

As of December 31, 2018, and December 31, 2017, the Company had $0 notes payable to related parties.

During the years ended December 31, 2018 and 2017, interest expense on the notes payable to related parties amounted to $0 and $58,859, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for offices and showroom facilities in Fort Lauderdale, Florida and in Hong Kong, expiring at varying dates. The Company’s principal executive offices was located at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.

Effective February 1, 2017, the Company renewed the lease for 3 years ending January 31, 2020, with a base annual rent of $92,256 and with a total rent expense of $281,711 through the term of the agreement.  Under the lease agreement, Capstone was responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

On May 15, 2018, the Company entered into a lease agreement with the previous landlord to provide for a premises relocation, lease termination and new sublease agreement. Under the agreement the Company relocated its principal executive offices located at 350 Jim Moran Blvd, Suite 120, Deerfield Beach, Florida 33442 to 4,694 square feet of office space on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The original lease terminated on the relocation date and the parties proceeded under the terms of the new sublease which expires on January 31, 2020. The base annual rent in the new sublease remains at the same rate as the previous agreement until January 31, 2020. At the expiration of the new sublease, the Company has the option to accept the prime lease with another 3 years renewal and with an option to renew for an additional 5-year period. If the Company decides to further extend the sublease after January 31, 2020, the Company will be subject to the terms and conditions of the prime lease. The base monthly rent will be $7,312 to January 31, 2019 and then a base rent of $7,514 until January 31, 2020 which includes an estimate for portion of the common area maintenance.

For consideration for the lease amendment, the Company received a rate abatement from the landlord, effective May 1, 2018 and for four months to September 1, 2018. The landlord delivered the relocation premises in a “turn key” condition with requested renovations made at no expense to the Company. As further consideration, the existing landlord agreed to pay the Company $150,000 incentive to vacate the existing premises on completion of the relocation, which was fully paid as of December 31, 2018 and is being amortized over the life of the lease amendment resulting in the recognition of lease incentive income of $870 per month.

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The original agreement which was effective from February 17, 2014 has been extended various times. The lease was renewed for (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments. On April 24, 2018, the Company further extended the lease for (3) months ending August 16, 2018 with a base rate increase of $225 per month.  This agreement has been further extended until August 16, 2019 with a base monthly rate of $5,006.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

CIHK entered into a six (6) month rental agreement effective from December 1, 2016 for a showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The current lease expires August 16, 2019 with a base monthly rent of $1,290.

The Company's rent expense amounted to $108,024 and $163,060 for the years ended December 31, 2018 and 2017, respectively.

The future lease obligations under these agreements are as follows:

Year Ended December 31,	US	HK	Total
2019	$89,966	$56,535	$146,501
2020	7,514	-	7,514
Total future lease obligation	$97,480	$56,535	$154,015

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

On January 1, 2019, the agreement was further amended, whereby Mr. Wolf will be paid $13,750 per month from January 1, 2019 through December 31, 2020.

The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time after December 31, 2015 convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $287,163 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this agreement began February 5, 2016 and ends February 5, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

On February 5, 2018, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

On February 5, 2016, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum.  As part of the agreement, the base salary will be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this agreement began February 5, 2016 and ends February 5, 2018. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

On February 5, 2018, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

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

Royalty expense related to this agreement for the years ended December 31, 2018 and 2017, was $312,225 and $777,626, respectively.

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

Royalty expense related to this agreement for the years ended December 31, 2018 and 2017, was $35,559 and $504,584, respectively.

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

Public Relations Agreement

On September 27, 2018, the Company executed a public relations services agreement with Max Borges Agency, (“MBA”), a full – service public relations and communications agency with offices in Miami and San Francisco. The Company entered into the Agreement to obtain assistance from a nationally recognized firm, specializing in the development of product branding, marketing and launching of technology products. The agreement was effective on October 1, 2018 with an initial 180 days term, which either party can cancel with 60 days advanced notice in writing on or after the 120th day of the effective date. MBA will receive a monthly fee of $11,250 and $476 subscription fee due on the first of each month.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters

Cyberquest, Inc.  Capstone received a letter in July 2017 from a purported holder of 70,000 shares of a series of preferred stock issued by CBQ, Inc., a predecessor of the Company, in the 1998 acquisition of Cyberquest, Inc., a company that ceased operations by 2002.  The letter was a request to inspect Capstone corporate records.  Capstone investigated these claims and, due to perceived deficiencies in the stock certificate, our inability to substantiate the purported ownership of said preferred stock to date and absence of validation that shares of the series of preferred stock are still outstanding, Capstone refused the purported holder’s request to inspect corporate records per a September 1, 2017 letter to the purported holder.  Capstone did not receive any responsive communications from the purported holder after September 1, 2017, until the purported holder filed a declaratory judgement action in Dallas County, Texas state court on March 21, 2018 seeking validation of purported holder’s ownership of the preferred stock and to compel inspection of Capstone corporate records.  Capstone received notice of the state declaratory action on April 3, 2018.  The Company retained local Dallas, Texas legal counsel and answered the suit, filed a counter claim to recover attorney’s fees, and removed litigation from the State Court to the U.S. District Court in Texas.

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

On May 2, 2017, the Company’s Board of Directors amended the Company’s 2005 Equity Incentive Plan to extend the Plan’s expiration date from December 31, 2016 to December 31, 2021.

On August 6, 2017, the Company granted 200,000 stock options to two directors of the Company and 10,000 stock options to the Company Secretary. These options have an exercise price of $.435 with an effective date of August 6, 2017 and vested on August 5, 2018.

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

On August 29, 2018, the Company granted 100,000 stock options each to two directors of the Company for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary. The Director options have an exercise price of $.435 with an effective date of August 6, 2018 and will vest on August 5, 2019 and have a term of 5 years. The Company Secretary options have an exercise price of $.435 with an effective date of August 6, 2018 and will vest on August 5, 2019 and have a term of 10 years.

As of December 31, 2018, there were 970,001 stock options outstanding and 760,001 stock options vested. The stock options have a weighted average expense price of $0.435.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

In applying the Binomial Lattice (Suboptimal) option pricing model to stock option granted, the Company used the following weighted average assumptions: The following assumptions were used in the fair value calculations of options granted during the year ended December 31, 2018:

Risk free interest rate – 2.80 – 2.94%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The risk-free interest rate is based on rates of treasury securities with the same expected term as the options. The Company uses the expected term of employee and director stock-based options. The Company is utilizing an expected volatility based on a review of the Company’s historical volatility, over a period of time, equivalent to the expected life of the instrument being valued.

The expected dividend yield is based upon the fact that the Company has not historically paid dividends and does not expect to pay dividends in the near future.

For the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation expense of $86,666 and $95,469, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $26,290 will be recognized for these options in 2019.

The following table sets forth the Company’s stock options outstanding as of December 31, 2018, and December 31, 2017 and activity for the years then ended:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2017	5,182,226	$0.435	$0.318	.97	$77,733
Granted	210,000	0.435	0.550	5.20	-
Exercised	(500,000)	-	-	-	(15,000)
Forfeited/expired	(3,865,556)	0.435	0.323	-	-
Outstanding, December 31, 2017	1,026,670	0.435	0.345	2.45	87,267
Granted	210,000	0.435	0.210	6.52	(59,010)
Exercised	-	-	-	-	-
Forfeited/expired	(266,669)	0.435	0.371	-	74,934
Outstanding, December 31, 2018	970,001	$0.435	$0.308	2.77	$(272,570)

Vested/exercisable at December 31, 2017	816,670	$0.435	$0.292	1.83	$69,417
Vested/exercisable at December 31, 2018	760,001	$0.435	$0.336	2.20	$(213,560)

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.435	23,334	0.81	$.435	23,334
$.435	56,667	0.33	$.435	56,667
$.435	20,000	1.46	$.435	20,000
$.435	10,000	2.50	$.435	10,000
$.435	100,000	0.01	$.435	100,000
$.435	10,000	5.01	$.435	10,000
$.435	100,000	1.00	$.435	100,000
$.435	10,000	6.50	$.435	10,000
$.435	100,000	1.60	$.435	100,000
$.435	10,000	6.60	$.435	10,000
$.435	100,000	2.60	$.435	100,000
$.435	10,000	7.60	$.435	10,000
$.435	200,000	3.60	$.435	100,000
$.435	10,000	8.60	$.435	10,000
$.435	200,000	4.60	$.435	-
$.435	10,000	9.60	$.435	-

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

On August 29, 2018, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2019. The Board of Directors also approved an increase of the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program from $750,000 to $1,000,000 during the renewal period.

On August 29, 2018, the Company’s Board authorized and directed the Company’s management to establish a trading account at a brokerage firm for the Company to conduct open market purchases of the Company’s Common Stock in accordance with the terms and conditions of the Company’s current stock repurchase program and to fund said account from available cash of the Company but not to exceed such amount that would cause the Company to be unable to pay its bona fide debts.

On December 19, 2018, Company entered into a Purchase Plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan.

NOTE 8 - INCOME TAXES

As of December 31, 2018, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034.  An operating loss carry forward of approximately $861,000 is available to the Company indefinitely and up to 80% of the operating loss can be used against future taxable income. The net deferred tax (liability)benefit as of December 31, 2018 and December 31, 2017 was $(12,000) and $(251,000), respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

The provision for income taxes differ from the amount computed using the federal US statutory income tax rate as follows:
	Year Ended December 31,
	2018	2017
Tax provision at U.S. statutory rate	$(273,007)	$981,000
State income taxes, net of federal benefit	(105,808)	75,000
Tas effect of foreign operations	136,696	11,694
Non-deductible items	706	-
Depreciation and amortization	-	(31,000)
Accrued liabilities	-	31,000
Other	(47,562)	82,000
Impact of tax reform	-	(120,000)
Income tax provision	$(288,975)	$1,029,694

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

The income tax provision for the years ended December 31, 2018 and year ended December 31,2017 consists of:

	2018	2017
Current:
Federal	$(39,000)	$870,000
State	(11,000)	113,000
Foreign	-	12,000
Deferred:
Federal	(187,000)	34,000
State	(52,000)	1,000
Income Tax Provision (Benefit)	$(289,000)	$1,030,000

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2018	2017
Deferred tax assets:
Net operating loss	$218,000	$-
Liabilities and reserves	116,000	88,000
Property and equipment and inventory	9,000	20,000
Stock options	75,000	-
Other	-	1,000
	418,000	109,000
Deferred tax liabilities:
Defective warranty allowance	(29,000)	-
Gain/loss on disposal	(8,000)	-
Intangible assets	(393,000)	(360,000)
	(430,000)	(360,000)
Net deferred tax assets and liabilities	$(12,000)	$(251,000)

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred asset will not be realized. The deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred assets will not be realized. The Companies will continue to assess the need for a valuation allowance and, to the extent it is determined that such allowance is necessary, the tax effect will be recognized in the future.