Form 10-K/A
CAPSTONE COMPANIES, INC.
filed 2019-04-04
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment Number One)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A” or the “Amendment”) amends the Annual Report of Capstone Companies, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original 10-K Report”).

This Amendment is being filed solely to replace the Report of Independent Registered Public Accounting Firm by Kaufman Rossin & Co., P.A., dated 1 April 2019, (the “Report”) included in the Original 10-K Report with the revised Report. The Report in the Original 10-K Report stated that Kaufman Rossin & Co., P.A. audited the “consolidated statements of income” of the Company when the Report should have stated that Kaufman Rossin & Co., P.A., audited the “consolidated statement of operations.”  This change was made just to conform the revised Report’s reference to the audited financial statements to the correct heading for the statement of operations that was audited.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Except as stated above, there are no other changes to the Original 10-K Report.

Part IV

Item 15.  Exhibits, and Financial Statement Schedules Reports

(a) The following document is filed as part of this Annual Report on Form 10-K/A.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants for the Year Ended December 31, 2018

2. FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes filed in the Original 10-K Report.

3. EXHIBITS.

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
10.14
Addendum dated January 1, 2019  to Consulting Agreement  by  Capstone Industries, Inc. and George Wolf. Incorporated by reference to Form 10K filed by Capstone Companies, Inc. with the Commission on April 1, 2019.

10.15
Financial Services Agreement dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. Incorrorated by reference to Exhibit 10.18 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

14	Code of Ethics Policy. Exhibit 14 of the Capstone Companies, Inc. Form 8-K, as filed with the Commission on March 22, 2018.
21.1	Subsidiaries of Capstone Companies, Inc. Incorporated by reference to Exhibit 21.1 to Form 10-K filed by Capstone Companies, Inc. with the Commission on April 1, 2019.
31.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer. Incorporated by reference to Exhibit 31.1 to Form 10-K filed by Capstone Companies, Inc. with the Commission of April 1, 2019.

31.1.1	April 3, 2019 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer ^^
31.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer. Incorporated by reference to Exhibit 31.1 to Form 10-K filed by Capstone Companies, Inc. with the Commission of April 1, 2019.

31.2.1	April 3, 2019 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer ^^
32.1
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer.  Incorporated by reference to Exhibit 31.1 to Form 10-K filed by Capstone Companies, Inc. with the Commission of April 1, 2019.

32.1.1	April 3, 2019 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer ^^
32.2
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer. Incorporated by reference to Exhibit 31.1 to Form 10-K filed by Capstone Companies, Inc. with the Commission of April 1, 2019.

32.2.1	April 3, 2019 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer ^^

Note:  CHDT Corp. is a prior name of Capstone Companies, Inc.
^^	Filed Herein

Item 16.   Form 10-K Summary.   None.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 3rd day of April 2019.

CAPSTONE COMPANIES, INC.
Dated:   April 3, 2019

By:  /s/ Stewart Wallach
Stewart Wallach
Chief Executive Officer and Director

In accordance with the Exchange Act, this report as amended has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
April 3, 2019

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
April 3, 2019

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
April 3, 2019

/s/ Jeffrey Postal
Jeffrey Postal
Director
April 3, 2019

/s/ Larry Sloven
Larry Sloven
Director
April 3, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capstone Companies, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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