Form 10-Q
period 2019-03-31
CAPSTONE COMPANIES, INC.
filed 2019-05-15
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [x]
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2019, is as follows: 46,946,364 shares of Common Stock, $0.0001 par value per share.  The issuer’s common stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2019

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
Assets:	(Unaudited)
Current Assets:
Cash	$1,622,844	$3,822,359
Accounts receivable, net	2,376,699	64,511
Inventories	17,301	27,497
Prepaid expenses	76,724	243,876
Income tax refundable	220,207	220,207
Total Current Assets	4,313,775	4,378,450

Property and Equipment:
Computer equipment and software	51,195	51,195
Machinery and equipment	170,567	170,567
Furniture and fixtures	6,828	6,828
Less: Accumulated depreciation	(163,700)	(152,870)
Total Property & Equipment	64,890	75,720

Other Non-current Assets:
Deposit	103,193	102,805
Goodwill	1,936,020	1,936,020
Total Other Non-Current Assets	2,039,213	2,038,825
Total Assets	$6,417,878	$6,492,995

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$766,276	$461,446
Deferred rent incentive	83,827	108,844
Income tax payable	11,694	11,694
Total Current Liabilities	861,797	581,984

Long Term Liabilities:
Deferred tax liabilities	-	12,000
Total Long-Term Liabilities-	-	12,000
Total Liabilities	861,797	593,984

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 47,000,894 shares at March 31, 2019 and 47,046,364 shares at December 31, 2018.	4,701	4,704
Additional paid-in capital	7,094,632	7,092,219
Accumulated deficit	(1,543,252)	(1,197,912)
Total Stockholders' Equity	5,556,081	5,899,011
Total Liabilities and Stockholders’ Equity	$6,417,878	$6,492,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenues, net	$2,978,802	$4,060,168
Cost of sales	(2,352,215)	(3,040,897)
Gross Profit	626,587	1,019,271

Operating Expenses:
Sales and marketing	191,875	363,061
Compensation	374,848	375,110
Professional fees	157,803	148,887
Product development	85,229	166,566
Other general and administrative	163,711	174,288
Total Operating Expenses	973,466	1,227,912

Operating Loss	(346,879)	(208,641)

Other Expenses, Net	(10,461)	-

Loss Before Tax (Benefit)	(357,340)	(208,641)

(Benefit) for Income Tax	(12,000)	(18,000)

Net Loss	$(345,340)	$(190,641)

Net Loss per Common Share
Basic	$(0.007)	$(0.004)
Diluted	$(0.007)	$(0.004)

Weighted Average Shares Outstanding
Basic	47,033,670	47,046,364
Diluted	47,033,670	47,046,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,092,219	$(1,197,912)	$5,899,011

Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(45,470)	(3)	(8,612)	-	(8,615)
Net Loss	-	-	-	-	-	-	-	-	-	(345,340)	(345,340)
Balance at March 31, 2019 (Unaudited)	-	-	-	-	-	-	47,000,894	4,701	7,094,632	(1,543,252)	5,556,081

Balance at December 31, 2017	-	-	-	-	-	-	47,046,364	4,704	7,005,553	(186,854)	6,823,403
Stock options for compensation	-	-	-	-	-	-	-	-	28,875	-	28,875
Net Loss	-	-	-	-	-	-	-	-	-	(190,641)	(190,641)
Balance at March 31, 2018 (Unaudited)	-	$-	-	$-	-	$-	47,046,364	4,704	$7,034,428	$(377,495)	$6,661,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(345,340)	$(190,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,830	9,133
Stock based compensation expense	11,025	28,875
Provision (benefit) for deferred income tax	(12,000)	9,000
(Decrease) in accrued sales allowance	(191,468)	(20,635)
(Increase) decrease in accounts receivable, net	(2,093,279)	1,689,880
Decrease in inventories	10,196	77,950
Decrease in prepaid expenses	167,152	160,569
(Increase) in deposits	(388)	-
Increase (decrease) in accounts payable and accrued liabilities	277,389	(843,679)
(Decrease) in deferred rent incentive	(25,017)	-
(Decrease) in income tax payable	-	(613,088)
(Increase) in income tax refundable	-	(113,912)
Net cash provided by (used in) operating activities	(2,190,900)	193,452

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Shares	(8,615)	-
Net cash (used in) financing activities	(8,615)	-

Net Increase (Decrease) in Cash	(2,199,515)	193,452
Cash at Beginning of Period	3,822,359	3,668,196
Cash at End of Period	$1,622,844	$3,861,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$700,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2019 and results of operations and cash flows for the three months ended March 31, 2019 and 2018. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

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

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of March 31, 2019 and December 31, 2018, accounts receivable serves as collateral when the Company borrows against its credit facilities.

Allowance for Doubtful Accounts

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical payment experience. An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings.  This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available. As of March 31, 2019 and December 31, 2018, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of Accounts Receivable, net:

	March 31,	December 31,
	2019	2018
Trade Accounts Receivables at period end	$2,550,125	$429,405
Reserve for estimated marketing allowances, cash discounts and other incentives	(173,426)	(364,894)
Total Accounts Receivable, net	$2,376,699	$64,511

The following table summarizes the changes in the Company's reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:

	March 31,	December 31,
	2019	2018
Balance at beginning of the period	$(364,894)	$(194,061)
Accrued allowances	-	(191,468)
Reversal of prior year accrued allowances	-	1,749
Expenditures	191,468	18,886
Balance at period-end	$(173,426)	$(364,894)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

Inventories

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense.

Leases

Lease incentives are amortized utilizing the straight-line method over the life of the lease.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. During the period ended March 31, 2019, 100 thousand stock options expired. At March 31, 2019 and 2018, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 870,001 and 950,003, respectively.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended	3 months ended
	March 31, 2019	March 31, 2018
Basic weighted average shares outstanding	47,033,670	47,046,364
Dilutive options	-	-
Diluted weighted average shares outstanding	47,033,670	47,046,364

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

The following table disaggregates net revenue by major source:

	For the 3 Months Ended March 31, 2019			For the 3 Months Ended March 31, 2018
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated

Lighting Products- U.S.	$2,677,627	$-	$2,677,627	$148,301	$3,594,781	$3,743,082
Lighting Products-International	301,175	-	301,175	165,894	151,192	317,086
Total Revenue	$2,978,802	$-	$2,978,802	$314,195	$3,745,973	$4,060,168

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

During the three months ended March 31, 2019 and 2018, Capstone determined that $0 and $1,749, respectively of previously accrued allowances were no longer required.

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

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying March 31, 2019 and December 31, 2018 balance sheets:

	March 31,	December 31,
	2019	2018
Balance at the beginning of the period	$212,495	$328,279
Amount accrued	132,852	59,981
Expenditures	(54,395)	(175,765)
Balance at period-end	$290,952	$212,495

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $171,457 and $4,918 for the three months ended March 31, 2019 and 2018, respectively.

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

For the three months ended March 31, 2019 and 2018, research and development expenses were $85,229 and $166,566, respectively.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $7,866 and $26,353 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of March 31, 2019 and December 31, 2018, respectively:
	March 31,	December 31,
	2019	2018
Accounts payable	$437,082	$221,568
Accrued warranty reserve	290,952	212,495
Accrued compensation, benefits, commissions and other expenses	38,242	27,383
Total accrued liabilities	329,194	239,878
Total	$766,276	$461,446

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

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company's condensed consolidated statements of operations.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warrantyobligations, valuation of inventories, tax related contingencies, valuation of stock-based compensation, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Historically, past changes to these estimates have not had a material impact on the Company’s financial statements. However, circumstances could change, and actual results could differ materially from those estimates.

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

Adoption of New Accounting Standards

In March 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP. ASU 2016-02 was effective for the Company’s fiscal year beginning after December 15, 2018 and subsequent interim periods. The Company has evaluated the adoption of ASU 2016-02 which did not have a material effect on the Company’s consolidated financial statements.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation ("FIDC") insurance limits. The Company places its cash with high credit quality financial institutions which minimize these risks.

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

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Major Customers

The Company had one customer who comprised 100% of net revenue during the three months ended March 31, 2019 and two customers who comprised of 26% and 71% of net revenue during the three months ended March 31, 2018.  The loss of these customers would adversely impact the business of the Company.

For the three months ended March 31, 2019 and 2018, approximately 10% and 8%, respectively, of the Company's net revenue resulted from international sales.

Major Customers
	Net Revenue %		Gross Accounts Receivable
	For the Three Months ended March 31,		As of March 31,	As of December 31,
	2019	2018	2019	2018
Customer A	100%	26%	$2,606,110	$402,294
Customer B	-%	71%	-	-
Total	100%	97%	$2,606,110	$402,294

Major Vendors

The Company had one vendor from which it purchased 100% of merchandise sold during the period ended March 31, 2019, and two vendors from which it purchased 89% and 8% of merchandise sold during the period ended March 31, 2018. The loss of these suppliers could adversely impact the business of the Company.

	Purchases %		Accounts Payable
	For the Three Months ended March 31,		As of March 31,	As of December 31,
	2019	2018	2019	2018
Vendor A	100%	89%	$333,623	63,594
Vendor B	-%	8%	-	-
Total	100%	97%	$333,623	63,594

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

There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 7%. As of March 31, 2019 and December 31, 2018, the interest rate on the loan was 7.50% and 7.25%, respectively. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

For the three months ended March 31, 2019 and 2018, the processing fees associated with the agreement were $10,494 and $17,529, respectively.

As of March 31, 2019 and December 31, 2018, there was no balance due to Sterling National Bank.

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

On May 15, 2018, the Company entered into a lease agreement with the previous landlord to provide for a premises relocation, lease termination and new sublease agreement. Under the agreement the Company relocated its principal executive offices located at 350 Jim Moran Blvd, Suite 120, Deerfield Beach, Florida 33442 to 4,694 square feet of office space on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The original lease terminated on the relocation date and the parties proceeded under the terms of the new sublease which expires on January 31, 2020. The base annual rent in the new sublease remains at the same rate as the previous agreement until January 31, 2020. At the expiration of the new sublease, the Company has the option to accept the prime lease with another 3 years renewal and with an option to renew for an additional 5-year period. It is not reasonably certain that the Company will be able to exercise the option. If the Company decides to further extend the sublease after January 31, 2020, the Company will be subject to the terms and conditions of the prime lease. The base monthly rent will be $7,312 to January 31, 2019 and then a base rent of $7,514 until January 31, 2020 which includes an estimate for portion of the common area maintenance.

For consideration for the lease amendment, the Company received a rate abatement from the landlord, effective May 1, 2018 and for four months to September 1, 2018. The landlord delivered the relocation premises in a “turnkey” condition with requested renovations made at no expense to the Company. As further consideration, the existing landlord agreed to pay the Company $150,000 incentive to vacate the existing premises on completion of the relocation, which was fully paid as of December 31, 2018 and is being amortized over the life of the lease amendment resulting in the recognition of lease incentive income of $870 per month.

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

The Company's rent expense amounted to $21,264 and $41,493 for the periods ended March 31, 2019 and 2018, respectively. The decreased rent in the period resulted from the $8,383 per month office move incentive that has been amortized over the life of the lease that ends January 31, 2020. The Company did not record a right to use asset and liability under ASC 842 due to the short term length of its current leases.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

Royalty expense related to this agreement for the periods ended March 31, 2019 and 2018, was $0 and $142,208, respectively. On January 9, 2017, the Company finalized a Licensing Agreement with a globally recognized battery company that allowed the Company to market under the licensed brand, a specific product to a specific retailer in the warehouse club distribution channel. This agreement expired on December 31, 2018.

Royalty expense related to this agreement for the period ended March 31, 2019 and 2018, was $0 and $27,054, respectively.

Public Relations Agreement and Subsequent Events

On September 27, 2018, the Company executed a public relations services agreement with Max Borges Agency, (“MBA”), a full – service public relations and communications agency with offices in Miami and San Francisco. The Company entered into the Agreement to obtain assistance from a nationally recognized firm, specializing in the development of, product branding, marketing and launching of technology products. The agreement was effective on October 1, 2018 with a minimum 180 days term, which either party can cancel with 60 days advanced notice in writing on or after the 120th day of the effective date. MBA will receive a monthly fee of $11,250 and $476 subscription fee due on the first of each month.

On February 25, 2019, the agreement was temporarily paused and on April 17, 2019, both Company’s agreed to restart the engagement effective May 1, 2019 with the same statement of work as originally agreed.

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

NOTE 5 - STOCK TRANSACTIONS (continued)

As of March 31, 2019, there were 870,001 stock options outstanding and 660,001 stock options vested. The stock options have a weighted average expense price of $0.435.

For the three-month period ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $11,025 and $28,875, respectively.

Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $15,265 will be recognized for these options in 2019.

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

On December 19, 2018, Company entered into a Purchase Plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan. As of March 31, 2019 the Company has repurchased 45,470 of the Company’s Common Stock.

NOTE 6 - INCOME TAXES

As of December 31, 2018, the Company had utilized all net operating loss carry forwards for income tax reporting purposes that were previously available to be offset against future taxable income through 2034. An operating loss carry forward of approximately $861,000 is available to the Company indefinitely and up to 80% of the operating loss can be used against future taxable income. The net deferred tax (liability)benefit as of March 31, 2019 and December 31, 2018 was $0 and $(12,000), respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

NOTE 6 - INCOME TAXES (continued)

The statement of operations shows an effective rate of 3% and 9% at March 31, 2019 and December 31, 2018, respectively.

The income tax provision (benefit) for the three months ended March 31, 2019 and 2018 consists of:

	2019	2018
Current:
Federal	$-	$(21,000)
State	-	(6,000)

Deferred:
Federal	(11,340)	8,500
State	(660)	500
Income Tax (Benefit)	$(12,000)	$(18,000)

2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Commission on April 1, 2019.

Special Note Regarding Forward Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business as well as in "Risk Factors," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements.  Forward looking statements include statements about:

▪	Our anticipation about consumer responses to existing and new product lines;
▪	Our expectation about consumer demand for our existing and new products;
▪	Our belief about future trends in our industry;
▪	Our belief or expectation about our ability to compete in our industry and grow our business; and
▪	Our expectations about future business and financial results and product development.

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

The Company is a "penny stock" company under Commission rules and the public stock market price for our Common stock is impacted by the lack of significant institutional investor and primary market maker support.  Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors our SEC filings of the Company.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

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

Overview of our Business

The Company is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTCQB Venture Market exchange of The OTC Markets Group, Inc. and, since July 6, 2012, quoted under the trading symbol "CAPC."  The Company was incorporated on September 18, 1996 under the name “Freedom Funding, Inc.”  With the acquisition of Capstone Industries, Inc., a Florida corporation, on September 13, 2006, we adopted our current business line and in July 2012 adopted our current corporate name.  We conduct our business through operating subsidiaries.

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended March 31, 2019 compared with the same period in 2018 and (ii) financial liquidity and capital resources.

The Company is engaged in the business of developing, marketing, manufacturing and selling consumer products through national and regional retailers in North America and in certain overseas markets. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities in Hong Kong. Capstone's products have been to date targeted for applications such as home indoor and outdoor lighting.  The Company's current product portfolio consists of stylish, innovative and easy to use consumer LED lighting products.  The Company's products are currently sold under the CAPI brand name, Capstone Lighting®, as well as under nationally recognized licensed brands-named Hoover® Home LED. LEDs are now mainstream in consumer lighting products, and, as such, the Company believes that the component and production costs of LED lighting products will continue to lower due to technological and production developments, which should allow the Company to compete through its innovations in design and functions that capitalize on products utilizing LED.  The Company's focus has been in the integration of LED into most commonly used lighting products in today's home. We continue to make key investments to ensure that we provide quality LED lighting products. The Company understands and strives to couple well made products with superior customer service.  Customer service is a vital part of consumer loyalty.  Capstone believes that it is positioned well to participate in these expanded product categories designed to fuel the Company's future growth.

Like many consumer product companies, our product lines periodically need updating or revision to attract consumers.  Product lines typically follow a cycle of introduction, peak consumer demand and declining consumer demand.  We need to introduce new product lines or updated product lines from time to time to sustain or grow consumer demand for our products.

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

The Company oversees and controls the manufacturing of its products, which are currently made in China by original equipment manufacturers ("OEM"), through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL. Capstone believes it has commercially favorable payment terms with its OEM's, which terms helps support any instances of the Company's growth.  The Company's direct import business model requires that product shipments meet minimum order quantity or "MOQ" full container loads from OEM's factories directly to retail customers' shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming.  CIHK periodically evaluates its contract manufacturers' ability to determine the best manufacturing arrangement for our Company. Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products.  The Company explores alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its periodic supply chain strategic planning, but the Company has not allocated as of the date of this Form 10-Q report any production to alternative manufacturing sources.

Strategy

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

As management recognized that the growth of the LED category was maturing in 2017, we sought a business opportunity that would prove equal to or greater than the LED business.  While we currently continue to develop new LED products, the revenue potential has been lessened and our new looking forward strategy was timely in the effort to update and revise product lines to meet changing consumer demands.

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

The Company competes in competitive consumer product market channels that can be affected by volatility from a number of general business and economic factors, such as consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. While we believe that the markets for LED home products will remain competitive during fiscal 2019, we are endeavoring to maintain our revenue stream in the lighting business segment by continuing to introduce new innovative LED products.  The first of these new LED products was launched in the retail marketplace during the first quarter of 2019.

We do not have sufficient operating history with the new Connected Surface product line to validate our expectations about this new product’s  market potential.

Our Growth Strategy

The Company’s looking forward strategy requires continued expansion of our product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. The Company will seek new revenue opportunities through the introduction of its “Connected Surfaces” portfolio into expanded channels of distribution including E-Commerce and others that the Company has not previously focused on. The Company also intends to leverage our existing valuable customer base and strong relationships to achieve organic growth initiatives with this new category.

As is true with any product expansion effort, we may encounter unexpected market penetration, technology development and competition as well as unanticipated changes in consumer demand due to technological innovations and these unforeseen factors could impact the success of our product expansion efforts. Further, connected devices for smart homes is a very competitive market that attracts not only consumer product companies like our company, but also attracts large established technology companies, home security companies and start-up companies with innovative technologies. We need to develop products that offer consumers an attractive product option to varied product and technology offerings from competitors.  We need to develop products with consumer appeal in order counter the significantly greater resources, financial and technological, of many competitors in connected devices for the smart home market.

Organic Growth Strategy

We intend to pursue various initiatives to execute our organic growth strategy, which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development.  Key elements of our organic growth strategy include:

Connected Surfaces. Historically LED lighting products have been our core business. The Capstone Lighting and Hoover® Home LED brands combined, have sold millions of LED lighting products over the recent years and as a result the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company has determined that it needs to diversify and expand its core focus in order to continue to meet revenue growth initiatives. The Company has refocused its development and marketing initiatives and is determined to build on its success with a broader product portfolio beyond lighting products only.  Critical to this strategy, the Company has developed and launched in January 2019 at the Consumer Electronics Show (CES), a new line of “Connected Surfaces” products. We intend to expand the new line of “Connected Products” for the next several years.  Our current product roadmap outlines plan for product introductions through 2020 and this will continue to expand as product acceptance validates how our objectives.  We believe this program will leverage existing relationships with our current retail partners and contribute organic growth for the Company.

The Company acknowledges that smart homes will become more mainstream over the next several years and will present growth opportunities for our company and its Connected Surfaces portfolio.  The growth of smart homes will also attract competitors who may elect to compete directly against our smart home products.

We continue to make investments to ensure that we provide quality, useful products. Additionally, the Company continues to enhance its customer service support.  The year 2019 will also mark a vastly expanded commitment to social media marketing.  This will play a vital role in expanding our lifestyle brands and will also serve to establish creditability with the Company’s growing consumer base. This effort will focus on creating a more extensive and aggressive social media presence through use of third-party social media like Facebook, Twitter, YouTube and Instagram as well as measures to increase our “ranking” in search engines.  Since our Internet and social media marketing has recently commenced, we do not have a sufficient operating history to judge the effectiveness of our Internet and social media marketing efforts.

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

Due to the manufacturing, design and engineering capabilities with the Company's OEM contract manufacturers, and the lower unit costs in China, Capstone believes that it is more economical and efficient to continue to manufacture certain products in China and have them shipped to the United States rather than to have such products produced in North America.  While this resource is available to and used by large numbers of U.S. companies, including our competitors, the Company believes this Chinese manufacturing resource gives the Company the level of innovation, production cost and quality that allows Capstone to be competitive with larger competitors in the United States.  However, as design technologies can influence the degree of hand labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China to be challenged.

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

Management’s efforts to mitigate the impact of these added costs include a variety of activities, including the evaluation of alternative OEM manufacturing in Thailand, Vietnam and Taiwan.  We have not committed to using any alternative manufacturing sources.

The Company’s CIHK's operations in Hong Kong include personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our OEM factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.

Perceived Weaknesses.

Capstone believes that its competitive weaknesses are:  (1) it does not possess the business, marketing and financial resources of its larger competitors; (2) the Company is actively building its new Social Media marketing programming and  its e-commerce development but does not yet have a prominent social media presence or own e-commerce capabilities; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its current products lines are focused on consumer LED lighting;  (5) profitability may be limited by attainable profit margins from consumer lighting products as markets mature; (6) Capstone does not have the large internal research and development capability of its largest competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; (8) we rely on foreign OEM's for product production; (9) our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies and (10) as we currently manufacture our products in China, the increased U.S. tariffs imposed on Chinese manufactured goods may negatively impact demand and/or increase the cost for our products at retail, which could negatively impact our business.

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

Such product expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.  Further, some product lines may fall out of favor with consumers before we can recoup product and market development costs.  While the Company makes significant investments into the 2019 Connected Surfaces portfolio, it is reasonable to expect to post losses while building the market for a new category of products which were launched at the 2019 CES.  Expense categories, including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will all be incurred for six to nine months before shipments and related revenues occur.

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this perceived market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing products into foreign market channels as well.  The Company has introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom.  International sales for the quarter ended March 31, 2019 were $301.2 thousand or 10.1% of net revenue as compared to $317.1 thousand or 7.8% in the same period 2018. The Company's performance depends on a number of assumptions and factors.  Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.

The Company's products are subject to general economic conditions that impact discretionary consumer spending on non-essential items. Capstone believes it will maintain its presence in the lighting category because of our operational experience~~,~~ and the quality reputation of its products, business relationships with Capstone's retailers and the aggressive product development strategies currently in place.  Such continued progress depends on a number of assumptions and factors, including ones mentioned in "Risk Factors" below.  Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  The Company's ability to fund the pursuit of our goals remains a constant, significant factor.

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

With the Company's lighting products and recently launched “Connected Surfaces” category, Capstone has developed a comprehensive product offering for its niche in the retail industry for consumer lighting. Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.  The Company believes in its ability to serve retailers with a broad array of innovative connected products and quickly introduce new products to continue to allow Capstone to further penetrate this developing market.

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

We enter 2019 with an expanded social media department and enhanced social media campaign strategy.  This is part of our effort to establish an enhanced on-line marketing and e-commerce presence.  We currently have a presence on the following social media platforms:

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected
INSTAGRAM2: https://www.instagram.com/capstoneconnected
PINTEREST3: https://www.pinterest.com/capstoneconnected
LINKEDIN4: https://www.linkedin.com/company/6251882
1 Facebook is a registered trademark of Facebook, Inc.
2 Instagram is a registered trademark of Instagram.
3 Pinterest is a registered trademark of Pinterest
4 LinkedIn is a registered trademark of LinkedIn Corporation

We have just initiated the effort to establish an on-line presence and we may experience unexpected need to invest more money in promoting an on-line presence and to revise our approach to establishing an on-line presence.  Our efforts may require the need to engage outside consultants for technical or strategic marketing efforts.  We have not engaged “brand promoters” or “celebrity” sponsors who use Twitter, Instagram, YouTube and other Social Media platforms to promote products to their followers.  We are evaluating the impact of our current efforts prior to considering additional methods of promoting an on-line presence.

Focus on International Growth: The Company is pursuing increased international product sales through retailers.  This effort is through CIHK for products that fall outside Capstone's branded categories but are innovative and preferably exclusive to CIHK.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the foreign retailer.  International expansion entails additional marketing and distribution costs, additional regulatory costs and burdens  and competition from foreign competitors.  These factors may limit our ability to expand international sales.

Competitive Conditions

The consumer lighting products and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by technological innovation, brand perceptions and changing consumer preferences, product quality and performance, value perception and customer service and price.  The Company's principal lighting competitors in the U.S. are Energizer, Feit Electric and Jasco (GE).  The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Sam’s/Wal-Mart offer lighting as part of their private branded product lines.  Many of the Company's competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market share and reach.  Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting our expansion efforts or by product pricing that under cuts our pricing. Moreover, if one or more of the Company's competitors were to merge, the change in the competitive landscape could adversely affect our customer distribution channel.

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

CIHK establishes strict engineering specifications and product testing protocols with the Company's contract manufacturers and ensure that their factories adhere to all Regional Labor and Social Compliance Laws. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing is conducted at the contract manufacturers facility and also at third party testing laboratories overseas.

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

To successfully implement Capstone's business strategy, the Company must improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations.

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

Royalty expenses related to such agreements for the quarters ended March 31, 2019 and 2018 were $0 and $169,262 respectively, a decrease of $169,262 and a direct result of  no licensed products being shipped in the period. The Duracell® license which had been granted for a specific product promotion, expired at the end of fiscal year 2018 which resulted in reduced revenues as the program started to phase down in early 2018.

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

Intellectual Property

CAPC subsidiary, CAPI, owns a number of U.S. trademarks and patents which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents.  These include the following trademarks: Exclusive license and sub-license to Power Failure Technology; Capstone Power Control, Timely Reader, Pathway Lights, and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  We also have a number of patents pending; Puck Light (cookie), Puck Light Base, Multi-Color Puck Lights, LED Dual Mode Solar Light, Integrated Light Bulb (Coach Light), LED Gooseneck Lantern, Spotlights, Security Motion Activated Lights, Under Cabinet Lighting and Bathroom Vanity Light.  CAPC periodically prepares patent and trademark applications for filing in the United States and China.  CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC's ability to compete effectively in the Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

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

As of March 31, 2019, the base management fee is now equal to .30% and the banks base loan interest rate was 7.50%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables. For the three months ended March 31, 2019 and 2018, the processing fees associated with the agreement were $10,494 and $17,529, respectively. As of both March 31, 2019 and 2018, the balance due to Sterling National Bank was $0.

On July 20, 2018, to support the Company’s future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 was allocated as a Capstone expansion working capital line.

The Company's liquidity and cash requirements are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31 , 2019 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018. The Company reviewed ASC 842 which had no material effect on the Company’s condensed financial statements.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2018 represented 90% of revenues and 90% in the first quarter ended March 31, 2019. We expect the U.S. market to continue to be the major source of revenue for the Company. We also derive a portion of our revenue from overseas sales. All of our revenue is denominated in U.S. dollars.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
(In Thousands)
	March 31, 2019		March 31, 2018
	Dollars	% of Revenue	Dollars	% of Revenue
Net Revenue	$2,979	100.0%	$4,060	100.0%
Cost of sales	(2,352)	(79.0)%	(3,041)	(74.9)%
Gross Profit	627	21.0%	1,019	25.1%
Operating Expenses:
Sales and marketing	192	6.4%	363	8.9%
Compensation	375	12.6%	375	9.2%
Professional fees	158	5.3%	149	3.7%
Product development	85	2.8%	167	4.1%
Other general and administrative	164	5.5%	174	4.3%
Total Operating Expenses	974	32.6%	1,228	30.2%
Operating Loss	(347)	(11.6)%	(209)	(5.1)%
Other Expenses
Miscellaneous expense, net	(10)	(0.4)%	-	-%
Interest expense	-	-%	-	-%
Total Other Expenses	(10)	(0.4)%	-	-%

Loss Before Tax (Benefit)	(357)	(12.0)%	(209)	(5.1)%
(Benefit) for Income Tax	(12)	0.4%	(18)	0.4%
Net Loss	$(345)	(11.6)%	$(191)	(4.7)%

Net Revenues

For the three months ended March 31, 2019, net revenues were approximately $3.0 million, a decrease of $1.1 million or 26.8% from $4.1 million in the first quarter 2018.  The decrease in net revenues in the quarter was partially due to the transition of retail customers from licensed branded products to Capstone branded products. At the same time the Company made a major promotional investment into the expansion of  Capstone Lighting battery powered LED products.

The Capstone Lighting program generated all of the $3.0 million of revenue in the first quarter 2019, of which approximately $2.9 million was the newly launched battery powered LED products, compared to $314 thousand of LED products in 2018, an increase of $2.7 million.  In the same quarter 2018, licensed products accounted for $3.7 million or 92.3% of total revenue in the period but had $0 sales in 2019.

The Duracell® license which had $921 thousand of revenue in 2018, expired on December 31, 2018.

The Hoover® Home program which had $2.9 million of revenue in the first quarter 2018, did not generate revenue in the first quarter 2019.

For the three months ended March 31, 2019 international sales were approximately $301 thousand or 10.1% of revenue as compared to $317 thousand or 7.8 % of revenue in 2018. All of the international sales in the first three months 2019 were for the Capstone brand as compare to 52% in 2018.

To support Capstone LED products in the first quarter 2019, the Company invested approximately $790 thousand in promotional allowances of which $777 thousand was towards 2019 marketing funds, to be used by the retailer to actively promote the  LED product expansion. This was a $765 thousand increase compared to $25 thousand in the same period 2018. As these marketing funds are deducted from gross revenue, they represent the major reason for the reduced revenue in the quarter.

The following table disaggregates revenue by major source:

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
LED Consumer Products- US	$2,677,627	$-	$2,677,627	$148,301	$3,594,781	$3,743,082
LED Consumer Products-International	301,175	-	301,175	165,894	151,192	317,086
Total Revenue	$2,978,802	-	2,978,802	$314,195	$3,745,973	$4,060,168
% of Total Revenue	100%	-%	100%	7.7%	92.3%	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended March 31, 2019 and 2018, was approximately $626.6 thousand, and $1.0 million, respectively, a reduction of $392.4 thousand. Gross Profit as a percent of revenue was 21.0% in the first quarter 2019 as compared to 25.1% in 2018.  The $790 thousand marketing fund-promotional allowances resulted in a reduction of gross profit in the period. Without the impact of these marketing fund allowances, gross profit in the quarter would have been $1.4 million or 37.6% of revenue, significantly higher than in 2018. Marketing Funds in same period 2018 were $25 thousand.

Operating Expenses

Sales and Marketing Expenses

For the three months ended March 31, 2019, and 2018, sales and marketing expenses were $191.9 thousand and $363.1 thousand respectively, a reduction of $171.2 thousand or 47.1%. During the quarter with the reduced revenue for Duracell® and Hoover® branded products, total royalty expense for the three months in 2019 and 2018 were $0 and $169.3 thousand, respectively. Sales representative commission payments were also reduced in the period from $93.7 thousand in 2018 to $0 thousand in 2019. In 2018 we also incurred $56.5 thousand in Merchandise Placement fees which were not incurred in the first quarter 2019. However, part of these savings were offset with a $145.3 thousand Trade Show expense to launch the Smart Mirror category at CES show which had not been previously incurred.

Compensation Expenses

For the 3 months ended March 31, 2019, and 2018, compensation expenses were approximately $374.8 thousand and $375.1 thousand respectively.

Professional Fees

For the 3 months ended March 31, 2019, and 2018, professional fees were approximately $157.8 thousand and $148.9 thousand respectively, an increase of $8.9 thousand or 6.0%

Product Development Expenses

For the 3 months ended March 31, 2019, product development expenses were approximately $85.2 thousand as compared to $166.6 thousand, in 2018, a decrease of $81.3 thousand or 48.8%. During the first quarter 2019 the Company invested $47.2 thousand in software and hardware development for the Connected Surfaces project compared to $73.5 thousand in 2018 when the project initially started. Prototype and sample development expense was $2.7 thousand in 2019 compared to $47.2 thousand in 2018 a reduction of 94.2% during the period.

Other General and Administrative Expenses

For the 3 months ended March 31, 2019, other general and administrative expenses were approximately $163.7 thousand as compared to $174.3 thousand in 2018, a decrease of $10.6 thousand or 6.1%.  During the period we invested $12 thousand in developing the new Connected Surfaces website which was not incurred in 2018.  Rent expenses was $21.3 thousand in 2019 as compared to $41.5 thousand in 2018, a reduction of $20.2 thousand as a result of a rent incentive received from the landlord for moving into new corporate offices.

Total Operating Expenses

For the 3 months ended March 31, 2019 total operating expenses were $ 973.4 thousand or 32.6% of revenue as compared to $1.228 million or 30.1% of revenue in 2018, a decrease of $254.4 or 20.7%

Operating Loss

For the 3 months ended March 31, 2019 the operating loss was $346.8 thousand compared to a loss of $208.6 thousand in 2018, an increase of $138.2 thousand.

Other Expense, Net

For the 3 months ended March 31, 2019, and 2018, other expense, net was $10.5 thousand as compared to zero in 2018.

(Benefit) for Income Tax

For the 3 months ended March 31, 2019 the benefit for income tax was estimated at $12 thousand compared to a benefit of $18 thousand in the same period 2018.

Net Loss

For the 3 months ended March 31, 2019 the net loss was approximately $345.3 thousand compared to a net loss of $190.6 thousand in the same period 2018.

In summarizing the financial performance in the first quarter 2019, Gross Sales were $3.8 million in 2019 compared to $4.0 million in 2018, a decrease of $200 thousand.  However, the net revenue and overall results were negatively impacted in the quarter as the Company invested or incurred substantial additional expense to support managements strategic objectives and to promote revenue growth in the future, namely:

•	$790 thousand for 2019 marketing funds and promotional allowances.
•	$145 thousand for the CES show and the launch of the Smart Mirror project.
•	$47 thousand in continued development of the Connected surfaces software.
•	$12 thousand in website development for Connected Surfaces on line sales.

In total $994 thousand of strategic funds were expensed in the quarter, which if not incurred would have turned the $357.3 thousand loss into a $636.7 thousand profit.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the 3 months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of March 31, 2019 and December 31, 2018 was $1.6 million and $3.8 million, respectively. The Company also had additional borrowing availability under the bank agreement of approximately $2.0 million and $2.0 million for the Capstone expansion line.

On July 20, 2018, Sterling National Bank expanded our existing line from $7 million up to $10 million. The purpose of this line is to provide $2 million for the development and expansion of the new Smart Mirror category and related infrastructure and $8 million for accounts receivable growth.

As of March 31, 2019, and December 31, 2018 the Sterling Bank loan balance for both periods was $0.

As of March 31, 2019, and December 31, 2018, the notes payable to related parties for both periods was $0.  Based on past performance and current expectations, Management believes that our cash on hand, our availability under the line of credit and anticipated cash flows from operations will be adequate to meet the Company’s cash needs for our daily operations and capital expenditures for at least the next 12 months. With our working capital position, we believe that we have the ability to continue to invest in further development of our products.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.  As of March 31, 2019 as compared to December 31, 2018, cash decreased by $2.2 million.

	For the Three Months ended March 31,
Summary of Cash Flows	2019	2018
(In thousands)
Net cash provided by (used in):
Operating Activities	$(2,191)	$193
Investing Activities	-	-
Financing Activities	(9)	-
Net increase (decrease) in cash and cash equivalents	$(2,200)	$193

As of March 31, 2019, the Company’s working capital was approximately $3.5 million. Current assets were $4.314 million and current liabilities were $862 thousand and include:
·	Accounts payable of approximately $437.1 thousand due vendors and service providers.
·	Accrued expenses of approximately$38.2 thousand for various services.
·	Warranty provision for estimated defective returns in the amount of approximately $291 thousand.
·	Deferred rent incentive of $84 thousand.
·	Accrued income tax payable for CIHK for approximately $12 thousand.

Cash Flows provided by Operating Activities

Cash used in operating activities in the three months ended March 31,2019 was approximately $2.2 million compared with approximately $193 provided by operating activities in the same quarter 2018.  The cash usage in the period resulted from the net loss of approximately $345 thousand, a $191 thousand decrease of accrued sales allowances and a 2.1 million increase in the accounts receivables balance. This was partially offset by $167 thousand decrease in prepaid expenses and a $305 thousand increase in accounts payable. The Company's cash position reduced from $3.8 million at March 31, 2018 to $1.6 million at March 31, 2019 but $2.1 million of that reduction went to fund increased accounts receivable.

Cash Flows used in Investing Activities

The use of cash in both the three months ended March 31, 2019 and 2018 was $0. CIHK will negotiate favorable payment terms with our OEM manufacturers to reduce the amounts of upfront cash required when initiating new product line projects.

Cash Flows used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2019 and 2018, was approximately $9 thousand and $0, respectively. As of March 31, 2019, the Company had zero debt outstanding.

At March 31, 2019, the Company was in compliance with all of the terms pursuant to existing credit facilities.  Management believes that our cash flow from operations, continued support from Sterling National Bank and support of our Directors as needed will provide sufficient financial resources for the Company in 2019.
.
Directors and Officers Insurance: The Company currently operates with Directors and Officers insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and the exchange rate fluctuations between the U.S. dollar and Chinese Yuan have been relatively stable at approximately RMB 6.72 to U.S. $1.00. Operating expenses of the Hong Kong office are paid in either Hong Kong dollars or U.S. dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Hong Kong and Chinese currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended March 31, 2019.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2019. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of March 31, 2019, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of March 31, 2019, was effective at the reasonable assurance level.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2019, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

The previously reported legal proceeding between Cyberquest, Ltd. and the Company was settled on September 27, 2018.

Other Legal Matters.  To the best of our knowledge, none of our Directors, officers or owners of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Item 1A.  Risk Factors.

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2018, except as described in this quarterly report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the fiscal quarter ending March 31, 2019.

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

Dated:    May 15, 2019
/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer