Form 10-Q
period 2019-06-30
CAPSTONE COMPANIES, INC.
filed 2019-08-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of  August 2, 2019, is as follows: 46,806,505 shares of Common Stock, $0.0001 par value per share.  The issuer’s common stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three Months and Six Months Ended June 30, 2019

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
Assets:	(Unaudited)
Current Assets:
Cash	$1,232,921	$3,822,359
Accounts receivable, net	2,770,235	64,511
Inventories	-	27,497
Prepaid and other	351,678	243,876
Income tax refundable	220,207	220,207
Total Current Assets	4,575,041	4,378,450

Property and Equipment:
Computer equipment and software	53,819	51,195
Machinery and equipment	196,067	170,567
Furniture and fixtures	6,828	6,828
Less: Accumulated depreciation	(174,822)	(152,870)
Total Property & Equipment	81,892	75,720

Other Non-current Assets:
Deposit	62,693	102,805
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,998,713	2,038,825
Total Assets	$6,655,646	$6,492,995

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$1,055,935	$461,446
Deferred rent incentive	58,678	108,844
Income tax payable	11,694	11,694
Total Current Liabilities	1,126,307	581,984

Long Term Liabilities:
Deferred tax liabilities	-	12,000
Total Long Term Liabilities	-	12,000
Total Liabilities	1,126,307	593,984

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 46,832,364 shares at June 30, 2019 and 47,046,364 shares at December 31, 2018	4,684	4,704
Additional paid-in capital	7,078,411	7,092,219
Accumulated deficit	(1,553,756)	(1,197,912)
Total Stockholders' Equity	5,529,339	5,899,011
Total Liabilities and Stockholders’ Equity	$6,655,646	$6,492,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES , INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues, net	$3,407,822	$2,103,206	$6,386,624	$6,163,374
Cost of sales	(2,673,711)	(1,742,486)	(5,025,926)	(4,783,384)
Gross Profit	734,111	360,720	1,360,698	1,379,990

Operating Expenses:
Sales and marketing	35,395	115,547	227,270	478,608
Compensation	382,317	369,749	757,165	744,858
Professional fees	82,803	142,900	240,606	291,786
Product development	94,534	123,766	179,763	290,332
Other general and administrative	157,552	166,676	321,263	340,965
Total Operating Expenses	752,601	918,638	1,726,067	2,146,549

Operating Loss	(18,490)	(557,918)	(365,369)	(766,559)

Other Income (Expense), Net	7,986	147,290	(2,475)	147,290

Loss Before Tax (Benefit)	(10,504)	(410,628)	(367,844)	(619,269)

(Benefit) for Income Tax	-	(59,000)	(12,000)	(77,000)

Net Loss	$(10,504)	$(351,628)	$(355,844)	$(542,269)

Net Loss per Common Share
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic	46,928,935	47,046,364	46,906,092	47,046,364
Diluted	46,928,935	47,046,364	46,906,092	47,046,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,092,219	$(1,197,912)	$5,899,011
Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(45,470)	(3)	(8,612)	-	(8,615)
Net (Loss)	-	-	-	-	-	-	-	-	-	(345,340)	(345,340)
Balance at March 31, 2019	-	-	-	-	-	-	47,000,894	4,701	7,094,632	(1,543,252)	5,556,081

Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(168,530)	(17)	(27,246)	-	(27,263)
Net (Loss)	-	-	-	-	-	-	-	-	-	(10,504)	(10,504)
Balance at June 30, 2019	-	$-	-	$-	-	$-	46,832,364	$4,684	$7,078,411	$(1,553,756)	$5,529,339
(Unaudited)

Balance at December 31, 2017	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,005,553	$(186,854)	$6,823,403
Stock options for compensation	-	-	-	-	-	-	-	-	28,875	-	28,875
Net (Loss)	-	-	-	-	-	-	-	-	-	(190,641)	(190,641)
Balance at March 31, 2018	-	-	-	-	-	-	47,046,364	4,704	7,034,428	(377,495)	6,661,637

Stock options for compensation	-	-	-	-	-	-	-	-	28,874	-	28,874
Net (Loss)	-	-	-	-	-	-	-	-	-	(351,628)	(351,628)
Balance at June 30, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,063,302	$(729,123)	$6,338,883
(Unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(355,844)	$(542,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,951	18,266
Stock based compensation expense	22,050	57,750
Provision (benefit) for deferred income tax	(12,000)	18,000
Increase (decrease) in accrued sales allowance	(191,468)	41,645
(Increase) decrease in accounts receivable, net	(2,514,256)	2,302,602
(Increase) other receivables	-	(78,250)
Decrease in inventories	27,497	132,318
(Increase) in prepaid and other	(107,802)	(548,017)
(Increase) decrease in deposits	40,112	(696)
Increase (decrease) in accounts payable and accrued liabilities	594,489	(1,222,828)
(Decrease) in deferred rent incentive	(50,166)	-
(Decrease) in income tax payable	-	(613,088)
(Increase) in income tax refundable	-	(346,912)
Net cash used in operating activities	(2,525,437)	(781,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28,123)	(125,723)
Net cash used in investing activities	(28,123)	(125,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Shares	(35,878)	-
Net cash used in financing activities	(35,878)	-

Net Decrease in Cash	(2,589,438)	(907,202)
Cash at Beginning of Period	3,822,359	3,668,196
Cash at End of Period	$1,232,921	$2,760,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$865,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC", "Capstone" or the "Company"), a Florida corporation, and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2019 and results of operations and cash flows for the three months and six months ended June 30, 2019 and 2018. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling home LED products through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company has developed a smart interactive mirror for residential use as a variant line for its lighting products, which product should be ready for market introduction in late 2019.  The development of the smart interactive mirror is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands.

The Company’s products are typically manufactured in China by contract manufacturing companies.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of June 30, 2019 and December 31, 2018, accounts receivable serves as collateral when the Company borrows against its credit facilities.

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

As of June 30, 2019 and December 31, 2018, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:
	June 30,	December 31,
	2019	2018
Trade Accounts Receivables at period end	$2,943,661	$429,405
Reserve for estimated marketing allowances, cash discounts and other incentives	(173,426)	(364,894)
Total Accounts Receivable, net	$2,770,235	$64,511

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

Marketing allowances include the cost of underwriting an instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

Inventories

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

Lease incentives are amortized utilizing the straight-line method over the life of the lease.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. During the six months ended June 30, 2019, 156,667 stock options expired. At June 30, 2019 and 2018, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 813,334 and 783,335, respectively.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended	3 months ended
	June 30, 2019	June 30, 2018
Basic weighted average shares outstanding	46,928,935	47,046,364
Dilutive options	-	-
Diluted weighted average shares outstanding	46,928,935	47,046,364

	6 months ended	6 months ended
	June 30, 2019	June 30, 2018
Basic weighted average shares outstanding	46,906,092	47,046,364
Dilutive options	-	-
Diluted weighted average shares outstanding	46,906,092	47,046,364
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

A sales contract occurs when the customer-retailer submits a purchase order to buy a specific product, a specific quantity, at an agreed-fixed price, within typically a six-month shipping window, from a specific location and on agreed payment terms. The selling price in all of our customers’ orders has been previously negotiated and agreed to including any applicable discount prior to receiving the customer’s purchase order. The stated unit price in the customer’s order has already been determined and is fixed at the time of invoicing.

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

The following table disaggregates net revenue by major source:

	For the 3 Months Ended June 30, 2019			For the 3 Months Ended June 30, 2018
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated
Lighting Products- U.S.	$3,307,382	$-	$3,307,382	$1,693,480	$264,472	$1,957,952
Lighting Products-International	100,440	-	100,440	31,080	114,174	145,254
Total Revenue	$3,407,822	$-	$3,407,822	$1,724,560	$378,646	$2,103,206

	For the 6 Months Ended June 30, 2019			For the 6 Months Ended June 30, 2018
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated
Lighting Products- U.S.	$5,985,009	$-	$5,985,009	$1,841,781	$3,859,253	$5,701,034
Lighting Products-International	401,615	-	401,615	196,974	265,366	462,340
Total Revenue	$6,386,624	$-	$6,386,624	$2,038,755	$4,124,619	$6,163,374

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

During the six months ended June 30, 2019 and 2018, Capstone determined that $0 and $1,749, respectively of previously accrued allowances were no longer required.

Warranties

The Company provides the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase

Certain retail customers may receive an off-invoice based discount such as a defective/warranty allowance, that will automatically reduce the unit selling price at the time the order is invoiced. This allowance will be used by the retail customer to defray the cost of any returned units from consumers and therefore negate the need to ship defective units back to the Company. Such allowances are charged to cost of sales at the time the order is invoiced.

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

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying June 30, 2019 and December 31, 2018 balance sheets:

	June 30,	December 31,
	2019	2018
Balance at the beginning of the period	$212,495	$328,279
Amount accrued	206,633	59,981
Expenditures	(196,994)	(175,765)
Balance at period-end	$222,134	$212,495

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $14,549 and $72,732 for the three months and $186,006 and $77,650 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Development

Our research and development team is located in Hong Kong working with our designated factories, and is responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred.

Product development expenses were $94,534 and $123,766, respectively for the three months and $179,763 and $290,332, respectively for the six months ended June 30, 2019 and 2018.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $8,347 and $7,505 for the three months and $16,213 and $33,856 for the six months ended June 30, 2019 and 2018, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of June 30, 2019 and December 31, 2018, respectively:
	June 30,	December 31,
	2019	2018
Accounts payable	$734,186	$221,568
Accrued warranty reserve	222,134	212,495
Accrued compensation, benefits, commissions and marketing expenses	99,615	27,383
Total accrued liabilities	321,749	239,878
Total	$1,055,935	$461,446

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

Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgement to apply. The Company is not subject to U.S. federal, state and local tax examinations by tax authorities generally for a period commencing from 3 years from the later of each return due date or date filed.

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

Major Customers

The Company had one customer who comprised 95% of net revenue during the six months ended June 30, 2019 and two customers who comprised of 52% and 45% of net revenue during the six months ended June 30, 2018.  The loss of these customers would adversely impact the business of the Company.

For the six months ended June 30, 2019 and 2018, approximately 6% and 8%, respectively, of the Company's net revenue resulted from international sales.

	Net Revenue %		Gross Accounts Receivable
	For the Six Months ended June 30,		As of June 30,	As of December 31,
	2019	2018	2019	2018
Customer A	95%	45%	$2,741,944	$402,294
Customer B	3%	52%	201,096	-
Total	98%	97%	$2,943,040	$402,294

Major Vendors

The Company had one vendor from which it purchased 98% and 92% of merchandise sold during the period ended June 30, 2019 and 2018, respectively. The loss of this vendor could adversely impact the business of the Company.

	Purchases %		Accounts Payable
	For the Six Months ended June 30,		As of June 30,	As of December 31,
	2019	2018	2019	2018
Vendor A	98%	92%	$719,711	$63,594
Total	98%	92%	$719,711	$63,594

NOTE 3 – NOTES PAYABLE

Sterling National Bank and Subsequent Events

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.

There is a base management fee equal to 0.30% of the gross invoice amount. The interest rate of the loan advance is 0.25% above Sterling National Bank's Base Rate which at time of closing was 7%. As of June 30, 2019 and December 31, 2018, the interest rate on the loan was 7.50% and 7.25%, respectively. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

Processing fees associated with the agreement for the three months were $9,734 and $3,170 and $20,228 and $20,699 for the six months ended June 30, 2019 and 2018, respectively.

On July 20, 2018, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 had been allocated as a Capstone expansion working capital line.
On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020. Additional expansion of the line will be reviewed as the need arises.

As of June 30, 2019 and December 31, 2018, there was no balance due to Sterling National Bank.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for offices and showroom facilities in Fort Lauderdale, Florida and in Hong Kong, expiring at varying dates. The Company’s principal executive offices was located at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442, which is located in Broward County.  As of the date of this report, the Company’s principal executive offices are located at  431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective February 1, 2017, the Company renewed the lease for 3 years ending January 31, 2020, with a base annual rent of $92,256 and with a total rent expense of $281,711 through the term of the agreement.  Under the lease agreement, Capstone was responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

On May 15, 2018, the Company entered into a lease agreement with the previous landlord to provide for a premises relocation, lease termination and new sublease agreement. Under the agreement the Company relocated its principal executive offices located at 350 Jim Moran Blvd, Suite 120, Deerfield Beach, Florida 33442 to 4,694 square feet of office space on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The original lease terminated on the relocation date, being July 1, 2018, and the parties proceeded under the terms of the new sublease which expires on January 31, 2020. The base annual rent in the new sublease remains at the same rate as the previous agreement until January 31, 2020. At the expiration of the new sublease, the Company has the option to accept the prime lease with another 3 years renewal and with an option to renew for an additional 5-year period. It is not reasonably certain that the Company will be able to exercise the option. If the Company decides to further extend the sublease after January 31, 2020, the Company will be subject to the terms and conditions of the prime lease. The base monthly rent was $7,312 to January 31, 2019 and then base rent will be $7,514 until January 31, 2020 which includes an estimate for portion of the common area maintenance.

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

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

On May 9, 2019, per the terms of the lease agreement, the current landlord was notified of the Company’s intent to take over the prime lease. This request is currently being reviewed by the property owner.

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The original agreement which was effective from February 17, 2014 has been extended various times. The lease was renewed for (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments. On April 24, 2018, the Company further extended the lease for (3) months ending August 16, 2018 with a base rate increase of $225 per month.  This agreement has been further extended until August 16, 2019 with a base monthly rate of $5,006. A further six month extension to the lease agreement is being prepared by the landlord.

CIHK entered into a six (6) month rental agreement effective from December 1, 2016 for a showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The current lease expires August 16, 2019 with a base monthly rent of $1,290. A further six month extension to the lease agreement is being prepared by the landlord.

The Company's rent expense for the three months ended June 30, 2019 and 2018 amounted to $21,510 and $34,273 respectively and $42,774 and $75,767 for the six months ended June 30, 2019 and 2018, respectively. The decreased rent in the period resulted from the $8,383 per month office move incentive that has been amortized over the life of the lease that ends January 31, 2020. The Company did not record a right to use asset and liability under ASC 842 due to the short term length of its current leases.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On February 5, 2018, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.  This Employment Agreement replaced a prior Employment Agreement, dated February 6, 2016 and ended February 5, 2018.  Under this prior Employment Agreement, Mr. Wallach received an annual base salary of $287,163.

On February 5, 2018, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The initial term of this new agreement began February 5, 2018 and ends February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.  This Employment Agreement replaced a prior Employment Agreement, dated February 5, 2016 and ended February 5, 2018.  Under the prior Employment Agreement, Mr. McClinton received an annual base salary of $191,442.

There is a common provision in both Mr. Wallach and Mr. McClinton's employment agreements: If the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, as the case may be an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of "merit" based bonuses earned by the Executive during the prior calendar year of his termination.  Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be paid out bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive's health and dental insurance benefits for 12 months starting at the Executives date of termination.  If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive's severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

Directors Compensation

On May 31, 2019 the Company  approved that effective on June 1, 2019, each independent director, namely Jeffrey Guzy and Jeffrey Postal, will each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation will be additional to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee.

On May 31, 2019, the Company also approved that the independent directors would be offered effective from June 1, 2019, the opportunity to participate as  a non-employee  in the Company’s Health Benefit Plan, subject to compliance with all plan participation requirements and on acceptance into the plan the director will be responsible to pay 100% of their plans participation cost.

Licensing Agreements

Under a February 4, 2015 Licensing Agreement with a floorcare company, Company markets home lighting products under the licensed brand of the floorcare company, to discount retailers, warehouse clubs, home centers, on-line retailers and other retail distribution channels in the U.S., Canada and Mexico. The initial term of the agreement is for 3 years. The Licensing Agreement does not have a guaranteed royalty stipulation.

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

On December 29, 2016, the Company finalized the first amendment to the February 4, 2015 Licensing Agreement with the floorcare company in which the initial term was extended through February 3, 2020 and additional renewal terms and periods were also finalized. During this initial extended period through February 3, 2020, if the Company achieves net sales of $5,000,000, then the Licensing Agreement would automatically be extended 2 years until February 3, 2022 and if during this second extended period the Company achieves net sales of $5,000,000, then the Licensing Agreement would automatically be further extended 2 years until February 3, 2024. This license amendment also added an additional product category.

On April 12, 2018, the Company finalized the second amendment to the February 4, 2015 Licensing Agreement in which the license was further expanded to add an additional product category.

Royalty expense related to this Licensing Agreement for the three months ended June 30, 2019 and 2018, was $0 and $14,288 and $0 and $156,496 for the six month period ended June 30, 2019 and 2018, respectively.

On January 9, 2017, the Company finalized a Licensing Agreement with a globally recognized battery company that allowed the Company to market under the licensed brand, a specific product to a specific retailer in the warehouse club distribution channel. This agreement expired on December 31, 2018.

Royalty expense related to this Licensing Agreement with the battery company for the three months ended June 30, 2019 and 2018, was $0 and $2,786, respectively and $0 and $29,841 for the six months ended June 30, 2019 and 2018, respectively.

Public Relations Agreement

On September 27, 2018, the Company executed a public relations services agreement with Max Borges Agency, (“MBA”), a full – service public relations and communications agency with offices in Miami and San Francisco. The Company entered into the Agreement to obtain assistance from a nationally recognized firm, specializing in the development of, product branding, marketing and launching of technology products. The MBA agreement was effective on October 1, 2018 with a minimum 180 days term, which either party can cancel with 60 days’ advanced notice in writing on or after the 120th day of the effective date. MBA will receive a monthly fee of $11,250 and $476 subscription fee due on the first of each month.

On February 25, 2019, the MBA agreement was temporarily paused and on April 17, 2019, both Company’s agreed to restart the engagement effective May 1, 2019 with the same statement of work as originally agreed.

Legal Matters

Cyberquest, Inc

As previously reported in prior reports under the Exchange Act, on September 27, 2018, Company settled a legal action to access corporate records and validate issuance of shares of preferred stock in the 1998 acquisition of Cyberquest, Inc. by a predecessor of the Company.   Both parties to this action filed a Joint Stipulation and Order for Dismissal with Prejudice with the U.S. district Court in Dallas, Texas, thereby ending this dispute in Cyberquest, Ltd. v. Capstone Companies, Inc.

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

NOTE 5 – STOCK TRANSACTIONS (continued)

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

On May 31, 2019, the Company granted 100,000 stock options each to two directors of the Company for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary. The Director options have a strike price of $.435 with an effective date of August 6, 2019 and will vest on August 5, 2020 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2019 and will vest on August 5, 2020 and have a term of 10 years.

As of June 30, 2019, there were 813,334 stock options outstanding and 603,334 stock options vested. The stock options have a weighted average expense price of $.435.

For the three-month period ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $11,025 and $28,875, respectively and $22,050 and $57,750 for the six month period ended June 30, 2019 and 2018, respectively.

Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $4,240 will be recognized for these options in 2019.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

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

NOTE 5 – STOCK TRANSACTIONS (continued)

On August 29, 2018, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2019. The Board of Directors also approved an increase of the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program from $750,000 to $1,000,000 during the renewal period.

On August 29, 2018, the Company’s Board authorized and directed the Company’s management to establish a trading account at a brokerage firm for the Company to conduct open market purchases of the Company’s Common Stock in accordance with the terms and conditions of the Company’s current stock repurchase program and to fund said account from available cash of the Company but not to exceed such amount that would cause the Company to be unable to pay its bonafide debts.

On December 19, 2018, Company entered into a Purchase Plan pursuant to Rule 10b5-1 under the Exchange Act, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan. For the three months and six months ended March 31, 2019 and June 30, 2019, respectively, the Company repurchased 45,470 and 168,530, of the Company’s Common Stock, at a cost of $8,615 and $27,263, respectively. As of June 30, 2019, a total of 214,000 common shares have been  repurchased at a total cost of $35,878.

On May 31, 2019, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2020. The Board of Directors also approved that the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program remained at $1,000,000 during the renewal period.

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

The net deferred tax (liability)benefit as of June 30, 2019 and December 31, 2018 was $0 and $(12,000), respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

The condensed consolidated statement of operations shows an effective rate of 0% and 14% for the three months ended June 30, 2019 and June 30, 2018, respectively.

The condensed consolidated statement of operations shows an effective rate of 3% and 12% for the six months ended June 30, 2019 and June 30, 2018, respectively.

The income tax provision (benefit) for the three months ended June 30, 2019 and 2018 consists of:

	2019	2018
Current:
Federal	$-	$(53,000)
State	-	(15,000)

Deferred:
Federal	-	8,500
State	-	500
Income Tax (Benefit)	$-	$(59,000)

NOTE 6 - INCOME TAXES (continued)

The income tax provision (benefit) for the six months ended June 30, 2019 and 2018 consists of:
	2019	2018
Current:
Federal	$-	$(74,000)
State	-	(21,000)

Deferred:
Federal	(11,340)	17,000
State	(660)	1000
Income Tax (Benefit)	$(12,000)	$(77,000)

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

Special Note Regarding Forward Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business and financial condition and results as well as in "Risk Factors," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements.  Forward looking statements include statements about:

▪	Our anticipation about consumer responses to existing and new product lines;
▪	Our expectation about consumer demand for our existing and new products;
▪	Our belief about future trends in our industry, including predictions about maturation of product lines and need to develop new product lines;
▪	Our belief or expectation about our ability to compete in our industry and grow our business; and
▪	Our expectations about future business and financial results and product development.

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

(14)
“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.  Our smart interactive mirror is a Connected Product.

We may use "FY" to mean "fiscal year" and "Q" to mean fiscal quarter in this Report.

Overview of our Business

The Company is a public holding company with its Common Stock, $0.0001 par value per share, ("Common Stock") quoted on the OTCQB Venture Market exchange of The OTC Markets Group, Inc. and, since July 6, 2012, quoted under the trading symbol "CAPC."  The Company was incorporated on September 18,  1986, under the name “Freedom Funding, Inc.”  With the acquisition of Capstone Industries, Inc., a Florida corporation, on September 13, 2006, we adopted our current business line and in July 2012 adopted our current corporate name.  We conduct our business through operating subsidiaries.

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended June 30, 2019 compared with the same period in 2018 and (ii) financial liquidity and capital resources.

The Company is engaged in the business of developing, marketing, manufacturing and selling consumer products through national and regional retailers in North America and in certain overseas markets. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company, ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities in Hong Kong. Capstone's products have been to date targeted for applications such as home indoor and outdoor lighting.  The Company's current product portfolio consists of stylish, innovative and easy to use consumer LED lighting products.  The Company's products are currently sold under the CAPI brand name, Capstone Lighting®, as well as under nationally recognized licensed brands-named Hoover® Home LED. LEDs are now mainstream in consumer lighting products, and, as such, the Company believes that the component and production costs of LED lighting products will continue to lower due to technological and production developments, which should allow the Company to compete through its innovations in design and functions that capitalize on products utilizing LED.  The Company's focus has been in the integration of LED into most commonly used lighting products in today's home. We continue to make key investments to ensure that we provide quality LED lighting products. The Company understands and strives to couple well made products with superior customer service.  Customer service is a vital part of consumer loyalty. Capstone believes that it is positioned well to participate in these expanded product categories designed to fuel the Company's future growth.

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

The Company oversees and controls the manufacturing of its products, which are currently made in China by original equipment manufacturers ("OEM’s") and sold through three wholly-owned operating subsidiaries: CAPI, CIHK and CLTL. Capstone believes it has commercially favorable payment terms with its OEM's, which terms helps support any instances of the Company's growth.  The Company's direct import business model requires that product shipments meet minimum order quantity or "MOQ" full container loads from OEM's factories directly to retail customers' shipping brokers.   This business model avoids pitfalls resulting from slow moving and obsolete product inventories.  The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming.  CIHK periodically evaluates its contract manufacturers' ability to determine the best manufacturing arrangement for our Company. Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products.  The Company explores alternative manufacturing sources in China and elsewhere in the Pacific Rim as part of its periodic supply chain strategic planning, but the Company has not allocated as of the date of this Form 10-Q report any production to alternative manufacturing sources.

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

Connected Surface product line is a new product initiative.  We do not have sufficient operating history with the new Connected Surface product line to validate our expectations about this new product’s  market potential.

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

Connected Surfaces. Historically, LED lighting products have been our core business. The Capstone Lighting and Hoover® Home LED brands combined, have sold millions of LED lighting products over the recent years and as a result the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company has determined that it needs to diversify and expand its core focus in order to continue to meet revenue growth initiatives. The Company has refocused its development and marketing initiatives and is determined to build on its success with a broader product portfolio beyond lighting products only.  Critical to this strategy, the Company has developed and launched in January 2019 at the Consumer Electronics Show (CES), a major industry trade show, a new line of “Connected Surfaces” products. We intend to expand the new line of “Connected Products” for the next several years.  Our current product roadmap outlines plan for product introductions through 2020 and this will continue to expand as product acceptance validates our objectives.  We believe this program will leverage existing relationships with our current retail partners and contribute organic growth for the Company.

The Company acknowledges that smart homes will become more mainstream over the next several years and will present growth opportunities for our company and its Connected Surfaces portfolio.  The growth of smart homes will also attract competitors who may elect to compete directly against our smart home products.  A variety of companies around the world have entered or may enter the smart home industry.

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

The Company’s CIHK's operations in Hong Kong include personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control.  These associates work with our OEM’s factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards.  All products are tested before and during production by Company personnel.  This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.

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

Products and Customers

The Company has expanded its product portfolio through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and include the following products that are reported under one segment: Lighting Products:

·	Connected Surfaces – Smart Mirror, which will be ready for market in late 2019
·	LED Under Cabinet Lights
·	LED Vanity Mirror
·	LED Gooseneck Lantern
·	LED Dual Mode Security Light
·	LED Solar Patio Lights
·	LED Motion Sensor Lights
·	LED Motion Sensor Light with Air Purifier
·	LED Wall Utility Lights
·	CPC Power Failure Bulbs
·	Wireless Remote-Control Outlets
·	Wireless Remote-Controlled LED Accent Lights.

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

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Bunnings, Costco Wholesale, Home Depot, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the Internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this perceived market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing products into foreign market channels as well.  The Company has introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom.  International sales for the six months ended June 30, 2019 were $401.6 thousand or 6.3% of net revenue as compared to $462.3 thousand or 7.5% in the same period 2018. The Company's performance depends on a number of assumptions and factors.  Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.

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

Tariffs. The current U.S. administration has implemented certain tariffs that directly affect the Company's competitiveness.  While all companies in certain industries are affected equally, the appeal for these products to consumers may be negatively impacted when retail prices are increased due to higher duty rates.  The Company has seen promotional schedules cut back and retailers have expressed concerns for possible pricing adjustments that would not be known to them in advance to products being shipped.  Capstone's business model insulates the Company from paying duties as its retail partners are the importers of record.  The obvious unknown is the final impact of tariffs to the landed costs.  Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the U.S. administration has clarified its position enabling importers to calculate estimated landed costs.

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

The Company is also focused on establishing an on-line presence in order to support retail customers requirements and to further support the introduction of the “Connected Surfaces” launch with the ability to ship direct to consumer

In 2019 we have an expanded social media department and enhanced social media campaign strategy.  This is part of our effort to establish an enhanced on-line marketing and e-commerce presence.  We currently have a presence on the following social media platforms:

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

We have just initiated the effort to establish an on-line presence and we may experience unexpected need to invest more money in promoting an on-line presence and to revise our approach to establishing an on-line presence.  Our efforts may require the need to engage outside consultants for technical or strategic marketing efforts.  We have not engaged “brand promoters” or “celebrity” sponsors who use Twitter, Instagram, YouTube and other Social Media platforms to promote products to their followers. We are evaluating the impact of our current efforts prior to considering additional methods of promoting an on-line presence. The e-commerce initiative has not reached a point where we can project its impact on our product sales.

Focus on International Growth: The Company is pursuing increased international product sales through retailers.  This effort is through CIHK for products that fall outside Capstone's branded categories but are innovative and preferably exclusive to CIHK.  This should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the foreign retailer.  International expansion entails additional marketing and distribution costs, additional regulatory costs and burdens  and competition from foreign competitors.  These factors may limit our ability to expand international sales.  This effort has not reached a point where we can judge its potential impact on product sales.

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

Royalty expenses related to such agreements for the three months ended June 30, 2019 and 2018 were $0 and $17,074 respectively,  and $0 and $186,337 respectively, for the six months ended June 30, 2019 and 2018. The decrease of $186,337 for the period is a direct result of no licensed products being shipped in the period. The Duracell® license which had been granted for a specific product promotion, expired at the end of fiscal year 2018.

Hoover® Home LED licensed products also experienced no sales in 2019, as the Company transitioned new product launches into the Capstone Lighting brands

Seasonality

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

We rely on trademark, trade secret, patent, and copyright laws to protect our intellectual property rights.  We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted.  There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license intellectual property rights from others to support new product introductions.  There can be no assurance that w~~e~~ can acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us.  Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others or will not be successfully challenged by others in lawsuits.  We do not have a reserve for litigation costs associated with intellectual property matters.  The cost of litigating intellectual property rights claims may be beyond our financial ability to fund. We do not have reserves for litigation costs.

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

Information Technology

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage our daily operations communicate with our customers and maintain our financial and accounting records. In the normal course of business, we receive information regarding customers, associates, and vendors.  Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors,  results of operations, product development and make us unable or limit our ability to respond to customers' demands.

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

The Company's ability to maintain sufficient working capital is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company's working capital, ability to obtain financing, and its operations in the future.  However, achieving expected results as accomplished in 2017 and 2016, increased working capital, provided the Company with liquidity and allowed for the repayment of all outstanding bank notes and old related party loans.

Continued product expansion are critical requirements to ensure the Company's continued revenue growth.  Such projects are never held back because of funding shortfalls.  The Company allocated funds for such projects and if necessary certain members of the Company's senior management and Board of Directors have supplemented the cash flow needs as required through short term, unsecured loans.

On September 8, 2010, in order to support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York City, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted.  There is a base management fee equal to 0.45% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at the time of closing was 6.25%.

As of  June 30, 2019, the base management fee is now equal to 0.30% and the banks base loan interest rate was 7.50%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables. For the three months ended June 30, 2019 and 2018, the processing fees associated with the agreement were $9,733 and $3,169, respectively and $20,228 and $20,699 for the six months ended June 30, 2019 and 2018, respectively.

On July 20, 2018, to support the Company’s future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 was allocated as a Capstone expansion working capital line.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020. Additional expansion of the line will be reviewed as the need arises.

As of June 30, 2019 and December 31, 2018, there was no balance due to Sterling National Bank.

The Company's liquidity and cash requirements are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the six months ended June 30, 2019 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018. The Company adopted ASC 842 which had no material effect on the Company’s condensed financial statements.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2018 represented 90% of revenues and 94% in the six months ended June 30, 2019. We expect the U.S. market to continue to be the major source of revenue for the Company. We also derive a portion of our revenue from overseas sales. All of our revenue is denominated in U.S. dollars.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
(In Thousands)
	June 30, 2019		June 30, 2018
	Dollars	% of Revenue		% of Revenue
Net Revenue	$3,408	100.0%	$2,103	100.0%
Cost of sales	(2,674)	(78.5)%	(1,742)	(82.8)%
Gross Profit	734	21.5%	361	17.2%

Operating Expenses:
Sales and marketing	35	1.0%	115	5.5%
Compensation	382	11.2%	370	17.6%
Professional fees	83	2.4%	143	6.8%
Product development	95	2.9%	124	5.9%
Other general and administrative	158	4.6%	167	7.9%
Total Operating Expenses	753	22.1%	919	43.7%
Operating Loss	(19)	(0.6)%	(558)	(26.5)%

Other Income (Expense)
Miscellaneous Income (expense), net	8	0.3%	147	7.0%
Interest expense	-	-%	-	-%
Total Other Income (Expense)	8	0.3%	147	7.0%

Loss Before Tax Benefit	(11)	(0.3)%	(411)	(19.5)%
Benefit for Income Tax	-	-%	(59)	(2.8)%
Net Loss	$(11)	(0.3)%	$(352)	(16.7)%

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
(In Thousands)
	June 30, 2019		June 30, 2018
	Dollars	% of Revenue	Dollars	% of Revenue
Net Revenue	$6,387	100.0%	$6,163	100.0%
Cost of sales	(5,026)	(78.7)%	(4,783)	(77.6)%
Gross Profit	1,361	21.3%	1,380	22.4%

Operating Expenses:
Sales and marketing	227	3.5%	479	7.8%
Compensation	757	11.9%	745	12.1%
Professional fees	241	3.8%	292	4.7%
Product development	180	2.8%	290	4.7%
Other general and administrative	321	5.0%	341	5.5%
Total Operating Expenses	1,726	27.0%	2,147	34.8%
Operating Loss	(365)	(5.7)%	(767)	(12.4)%

Other Income (Expense)
Miscellaneous Income (expense), net	(3)	(0.1)%	148	2.4%
Interest expense	-	-%	-	-%
Total Other Income (Expense)	(3)	(0.1)%	148	2.4%

Loss Before Tax Benefit	(368)	(5.8)%	(619)	(10.0)%
Benefit for Income Tax	(12)	(0.2)%	(77)	(1.2)%
Net Loss	$(356)	(5.6)%	$(542)	(8.8)%

Net Revenues

For the three months ended June 30, 2019, net revenues were approximately $3.4 million, an increase of $1.3 million or 62.0% from $2.1 million in the three months ended June 30, 2018.

The Capstone Lighting program generated all of the $3.4 million of revenue in the second quarter 2019, of which approximately $3.0 million was for the newly launched battery powered LED product, compared to $1.7 million of LED products in 2018, an increase of $ 1.7 million.  In the same period 2018, licensed products accounted for $378.6 thousand or 18% of total revenue  but had $0 sales in 2019.

The Duracell® license  has no revenue in 2019, as it expired on December 31, 2018.

For the six months ended June 30, 2019, net revenues were approximately $6.4 million, an increase of $223 thousand or 3.6% from $6.2 million in the six months ended June 30, 2018.

The Capstone Lighting program generated all of the $6.4 million of revenue for the period, of which approximately $5.7 million was the newly launched battery powered LED product, compared to $2.0 million of Capstone Lighting products in 2018, an increase of $4.4 million.  In the same period 2018, licensed products accounted for $4.1 million or 67% of total revenue but had $0 sales in 2019.

The Company had one customer who comprised 95% of net revenue during the six months ended June 30, 2019 and two customers who comprised 52% and 45% of net revenue during the six months ended June 30, 2018.

For the three months ended June 30, 2019 and 2018 international sales were approximately $100 thousand and $145 thousand, respectively and $402 thousand and $462 respectively, for the six months ended June 30, 2019 and 2018. All of the international sales in the first six months 2019 were for the Capstone brand as compare to 43% in 2018.

To support Capstone LED products in the second quarter 2019, the Company invested approximately $504 thousand towards 2019 promotional marketing funds, to be used by the retailer to promote the LED product expansion. This was a $87 thousand increase compared to $417 thousand in the same period 2018.  For the  six months ended June 30, 2019 and 2018, the Company invested $1.294 million and $443 thousand respectively, towards marketing funds, an increase of $851 thousand or 192% compared to 2018.

The following table disaggregates revenue by major source:

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
LED Consumer Products- US	$3,307,382	$-	$3,307,382	$1,693,480	$264,472	$1,957,952
LED Consumer Products-International	100,440	-	100,440	31,080	114,174	145,254
Total Revenue	$3,407,822	-	3,407,822	$1,724,560	$378,646	$2,103,206
% of Total Revenue	100%	-%	100%	82%	18%	100%

The following table disaggregates revenue by major source:

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
LED Consumer Products- US	$5,985,009	$-	$5,985,009	$1,841,781	$3,859,253	$5,701,034
LED Consumer Products-International	401,615	-	401,615	196,974	265,366	462,340
Total Revenue	$6,386,624	-	6,386,624	$2,038,755	$4,124,619	$6,163,374
% of Total Revenue	100%	-%	100%	33%	67%	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended June 30, 2019 and 2018, was approximately $734.1 thousand, and $360.7 thousand, respectively, an increase of  $373.4 thousand or 103.5%. Gross Profit as a percent of revenue was 21.5% in the second quarter 2019 as compared to 17.2% in 2018.

Gross profit for the six months ended June 30, 2019 and 2018, was approximately $1.361 million, and $1.380 million, respectively, a slight reduction of $19 thousand or 1.4%. Gross Profit as a percent of revenue for the six month period 2019 and 2018, was 21.3% and 22.3%, respectively.

The increased marketing fund allowances of $851 thousand, had the impact of reducing the Gross Profit by 9.3% of revenue in the six months ended June 30, 2019 when compared to June 30, 2018.

Operating Expenses

Sales and Marketing Expenses

For the three months ended June 30, 2019, and 2018, sales and marketing expenses were $35.4 thousand and $115.5 thousand respectively, a reduction of $80.1 thousand or 69.4%. During the quarter with the no revenue for Duracell® and Hoover® branded products, royalty expense for the three months in 2019 and 2018 were $0 and $17.1 thousand, respectively.  In 2018 we incurred $72.4 of trade show expense related to the National Hardware Show which did not occur in 2019. The promotion expense increased by $14.3 thousand for the services of the Max Borgess marketing solutions which did not occur in 2018.

For the six months ended June 30, 2019, and 2018, sales and marketing expenses were $227.3 thousand and $478.6 thousand respectively, a reduction of $251.3 thousand or 52.5%. Total royalty expenses for the six months in 2019 and 2018 were $0 and $186.3 thousand, respectively. Sales commissions were also reduced from $97.8 thousand in 2018 to $0 thousand in 2019. However, part of these savings were offset with an increase in Advertising and Promotional expense of $37.8 thousand which did not occur in 2018.

Compensation Expenses

For the 3 months ended June 30, 2019, and 2018, compensation expenses were approximately $382.3 thousand and $369.7 thousand respectively, an increase of $12.6 thousand or 3.4%.

For the 6 months ended June 30, 2019, and 2018, compensation expenses were approximately $757.2 thousand and $744.9 thousand respectively, an increase of $12.3 thousand or 1.65%.

Professional Fees

For the 3 months ended June 30, 2019, and 2018, professional fees were approximately $82.8 thousand and $142.9 thousand respectively, a reduction of $60.1 thousand or 42.0%.

For the 6 months ended June 30, 2019, and 2018, professional fees were approximately $240.6 thousand and $291.8 thousand respectively, a reduction of $51.2 thousand or 17.5%.  In 2018, legal expenses were higher as we incurred $62 thousand of legal fees to dispute the CyberQuest case through arbitration.

Product Development Expenses

For the 3 months ended June 30, 2019 and 2018, product development expenses were approximately $94.5 thousand and $123.8 thousand, respectively, a decrease of $29.3 thousand or 23.6%. During the second quarter 2019 the Company invested $60.1 thousand in software and hardware development for the Connected Surfaces project, an increase of $21 thousand as compared to $39.1 thousand in 2018. However, prototype and sample development expense was $4.6 thousand in 2019 compared to $38.8 thousand in 2018, a reduction of $34.2 thousand, as samples were not required for the 2019 International Hardware Show.

For the 6 months ended June 30, 2019, product development expenses were approximately $179.8 thousand as compared to $290.3 thousand, in 2018, a decrease of $110.5 thousand or 38.1%. During the period  the Company invested $107.4 thousand in software and hardware development for the Connected Surfaces project compared to $112.6 thousand in 2018 when the project initially started. Prototype, sample development and product testing expense was $11.6 thousand in 2019 compared to $98.1 thousand in 2018 a reduction of $86.5 thousand or  91.4% as samples were not required for the 2019 International Hardware Show.

Other General and Administrative Expenses

For the 3 months ended June 30, 2019 and 2018, other general and administrative expenses were approximately $157.6 thousand and   $166.7 thousand, respectively,  a decrease of $9.1 thousand or 5.5%.  Rent expenses was $21.5 thousand in 2019 as compared to $34.3 thousand in 2018, a reduction of $12.8 thousand as a result of a rent incentive received from the landlord for moving into new corporate offices.

For the 6 months ended June 30, 2019 and 2018, other general and administrative expenses were approximately $321.3 thousand and $341.0 thousand, a decrease of $19.7 thousand or 5.8%.  Rent expenses was $42.8 thousand in 2019  compared to $75.8 thousand in 2018, a reduction of $33.0 thousand or 43.6%  resulting from the rent incentive received from the landlord for moving into new corporate offices. During the period the Company invested $11.9 thousand in the Connected Surfaces website which was not incurred in 2018.

Total Operating Expenses

For the 3 months ended June 30, 2019 total operating expenses were $752.6 thousand or 22.1% of revenue as compared to $918.6 thousand or 43.7% of revenue in 2018, a decrease of $166 thousand or 18.1%.

For the 6 months ended June 30, 2019 total operating expenses were $1.73 million or 27.0% of revenue as compared to $2.15 million or 34.8% of revenue in 2018, a decrease of $420.5 or 19.6%.

Operating Loss

For the 3 months ended June 30, 2019 the operating loss was $18.5 thousand compared to a loss of $557.9 thousand in 2018, a reduction of $539.4 thousand or 96.7%.

For the 6 months ended June 30, 2019 the operating loss was $365.4 thousand compared to a loss of $766.6 thousand in 2018, a decrease of $401.2 thousand or 52.3%.

Other Income (Expense), Net

For the 3 months ended June 30, 2019, and 2018, other income (expense), net was $8.0 thousand as compared to $147.3 thousand in 2018.

For the 6 months ended June 30, 2019, and 2018, other income (expense), net was $2.5 thousand as compared to $147.3 thousand in 2018.

Benefit for Income Tax

For the 3 months ended June 30, 2019 the benefit for income tax was estimated at $0 thousand compared to a benefit of $59.0 thousand in the same period 2018.

For the 6 months ended June 30, 2019 the benefit for income tax was estimated at $12.0 thousand compared to a benefit of $77.0 thousand in the same period 2018.

Net Loss

For the 3 months ended June 30, 2019 the net loss was approximately $10.5 thousand compared to a net loss of $351.6 thousand in the same period 2018. That is an improved performance of $341.1 thousand in the three month period as compared to 2018.

For the 6 months ended June 30, 2019 the net loss was approximately $355.8 thousand compared to a net loss of $542.3 thousand in the same period 2018. That is an improved performance of $186.5 thousand in the six month period as compared to 2018.

In summarizing the financial performance in the second quarter 2019, Gross Sales were $3.9 million in 2019 compared to $2.5 million in 2018, an increase of $1.4 million or 56%.  However, the net income and overall results were impacted in the quarter as the Company continued to invest substantial additional expense to support managements strategic objectives and to promote revenue growth in the future, namely:

•	$504 thousand for 2019 marketing funds and promotional allowances.
•	$12 thousand for Smart Mirror marketing services
•	$60 thousand in continued development of the Connected surfaces software.

In total $576 thousand of strategic funds were expensed in the quarter.

In summarizing the financial performance for the six months ended June 30, 2019, Gross Sales were $7.7 million compared to $6.6 million in 2018, an increase of $1.1 million or 16.3%. Net income and overall results were impacted in the period resulting from the Company’s continued  investment to support managements strategic objectives, namely:

•	$1.3 million for 2019 marketing funds and promotional allowances.
•	$35 thousand for Smart Mirror marketing services
•	$107 thousand in continued development of the Connected surfaces software.

In total $1.442 million of strategic funds were expensed in the six months ended June 20, 2019  which negatively impacted the overall net income performance in the period.  We would note however, that this strategic investment was financed through operating cash flow and did not result in the incurrence of any debt or interest.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the 6  months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of June 30, 2019 and December 31, 2018 was $1.2 million and $3.8 million, respectively, a reduction of $2.6 million. The Company also had additional borrowing availability under the bank agreement of approximately $3.3 million.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000  to June 30, 2020. Additional expansion of the line will be reviewed as the need arises.

As of June 30, 2019, and December 31, 2018 the Sterling Bank loan balance for both periods was $0.

As of June 30, 2019, and December 31, 2018, the notes payable to related parties for both periods was $0.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.

	For the Three Months ended June 30,
Summary of Cash Flows	2019	2018
In thousands
Net cash used in:
Operating Activities	$(2,525)	$(781)
Investing Activities	(28)	(126)
Financing Activities	(36)	-
Net decrease in cash and cash equivalents	$(2,589)	$(907)

As of June 30, 2019, the Company’s working capital was approximately $3.4 million. Current assets were $5.6 million and current liabilities were $2.2 million.

Cash Flows provided by Operating Activities

Cash used in operating activities in the six months ended June 30, 2019 was approximately $2.5 million compared with approximately $781 thousand used in the same period 2018.  The cash usage in the period resulted from the net loss of approximately $356 thousand, $191 thousand decrease in accrued sales allowances and $2.5 million increase in the accounts receivable balance, resulting from the increased revenue. This was partially offset by $594 thousand increase in accounts payable.

Cash Flows used in Investing Activities

Cash used in investing activities for both the six months ended June 30, 2019 and 2018 was $28 thousand and $126 thousand, respectively. The Company invested in molds for the launch of new products. CIHK has negotiated favorable payment terms with our OEM manufacturers to reduce the amounts of upfront cash required when initiating new product line projects.

Cash Flows used in Financing Activities

Cash used in financing activities for the six months ended June 30, 2019 and 2018, was approximately $36 thousand and $0, respectively. During the period the Company has repurchased 214,000 shares to date at a cost of $36 thousand.

At the period end, the Company was in compliance with the terms pursuant to existing credit facilities. .Based on past performance and current expectations, Management believes that our cash on hand, our availability under the line of credit and anticipated cash flows from operations will be adequate to meet the Company’s cash needs for our daily operations and capital expenditures for at least the next 12 months. With our working capital position, we believe that we have the ability to continue to invest in further development of our products.

Directors and Officers Insurance: The Company currently operates with Directors and Officers insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and the exchange rate fluctuations between the U.S. dollar and Chinese Yuan have been relatively stable at approximately RMB 6.87 to U.S. $1.00. Operating expenses of the Hong Kong office are paid in either Hong Kong dollars or U.S. dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been relatively stable at approximately HK $7.81 to U.S. $1.00 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Hong Kong and Chinese currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

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

Interest Rate Risk: The Company did not have significant interest rate risk during the period ended June 30, 2019.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2019. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of June 30, 2019, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of June 30, 2019, was effective at the reasonable assurance level that:  (1)  our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2019, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company,  have been detected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On  May 31, 2019, the Company granted 100,000 stock options each to two directors of the Company for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary. The Director options have a strike price of $.435 with an effective date of August 6, 2019 and will vest on August 5, 2020 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2019 and will vest on August 5, 2020 and have a term of 10 years.  Options were issued under an exemption under Section 4(a)(2) and Rule 506(b) of Regulation under the Securities Act.

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

Dated:   August 14, 2019

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer