Form 10-Q
period 2019-09-30
CAPSTONE COMPANIES, INC.
filed 2019-11-14
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class of Securities	Trading Symbol(s)	Name of each exchange on which it is registered
None	Not applicable	Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [_] Yes [X] No

There were 46,722,693 shares of the registrant’s common stock, $0.0001 par value, outstanding as of November 1, 2019.

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three Months and Nine Months Ended September 30, 2019

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
Assets:	(Unaudited)
Current Assets:
Cash	$2,306,431	$3,822,359
Accounts receivable, net	2,152,341	64,511
Inventories	-	27,497
Prepaid and other	136,517	243,876
Income tax refundable	220,207	220,207
Total Current Assets	4,815,496	4,378,450

Property and Equipment:
Computer equipment and software	53,819	51,195
Machinery and equipment	202,067	170,567
Furniture and fixtures	6,828	6,828
Less: Accumulated depreciation	(185,943)	(152,870)
Total Property & Equipment	76,771	75,720

Other Non-current Assets:
Deposit	26,893	102,805
Goodwill	1,936,020	1,936,020
Total Other Non-current Assets	1,962,913	2,038,825
Total Assets	$6,855,180	$6,492,995

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$915,450	$461,446
Deferred rent incentive	33,529	108,844
Income tax payable	11,694	11,694
Total Current Liabilities	960,673	581,984

Long Term Liabilities:
Deferred tax liabilities	-	12,000
Total Long Term Liabilities	-	12,000
Total Liabilities	960,673	593,984

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 46,752,419 shares at September 30, 2019 and 47,046,364 shares at December 31, 2018	4,677	4,704
Additional paid-in capital	7,076,513	7,092,219
Accumulated deficit	(1,186,683)	(1,197,912)
Total Stockholders' Equity	5,894,507	5,899,011
Total Liabilities and Stockholders’ Equity	$6,855,180	$6,492,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues, net	$5,354,190	$5,726,145	$11,740,814	$11,889,520
Cost of sales	(4,139,214)	(4,395,761)	(9,165,140)	(9,179,145)
Gross Profit	1,214,976	1,330,384	2,575,674	2,710,375

Operating Expenses:
Sales and marketing	102,193	359,715	329,463	838,323
Compensation	381,795	359,539	1,138,960	1,104,396
Professional fees	112,687	102,532	353,293	394,320
Product development	81,060	95,661	260,823	385,994
Other general and administrative	169,572	232,888	490,835	573,852
Total Operating Expenses	847,307	1,150,335	2,573,374	3,296,885

Operating Income (Loss)	367,669	180,049	2,300	(586,510)

Other Income (Expenses):
Other Income (Expense), Net	2,610	(1,960)	135	145,330
Interest Expense	(3,206)	-	(3,206)	-
Total Other Income (Expenses)	(596)	(1,960)	(3,071)	145,330

Income (Loss) Before Tax Benefit	367,073	178,089	(771)	(441,180)

Provision (Benefit) for Income Tax	-	6,000	(12,000)	(71,000)

Net Income (Loss)	$367,073	$172,089	$11,229	$(370,180)

Net Income (Loss) per Common Share
Basic	$0.01	$0.00	$0.00	$(0.01)
Diluted	$0.01	$0.00	$0.00	$(0.01)

Weighted Average Shares Outstanding
Basic	46,882,538	47,046,364	46,874,256	47,046,364
Diluted	46,882,538	47,046,364	46,874,256	47,046,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,092,219	$(1,197,912)	$5,899,011
Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(45,470)	(3)	(8,612)	-	(8,615)
Net (Loss)	-	-	-	-	-	-	-	-	-	(345,340)	(345,340)
Balance at March 31, 2019	-	-	-	-	-	-	47,000,894	4,701	7,094,632	(1,543,252)	5,556,081
(Unaudited)

Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(168,530)	(17)	(27,246)	-	(27,263)
Net (Loss)	-	-	-	-	-	-	-	-	-	(10,504)	(10,504)
Balance at June 30, 2019	-	-	-	-	-	-	46,832,364	$4,684	$7,078,411	$(1,553,756)	$5,529,339
(Unaudited)

Stock options for compensation	-	-	-	-	-	-	-	-	9,732	-	9,732
Repurchase of shares	-	-	-	-	-	-	(79,945)	(7)	(11,630)	-	(11,637)
Net Income	-	-	-	-	-	-	-	-	-	367,073	367,073
Balance at September 30, 2019	-	$-	-	$-	-	$-	46,752,419	$4,677	$7,076,513	$(1,186,683)	$5,894,507
(Unaudited)

Balance at December 31, 2017	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,005,553	$(186,854)	$6,823,403
Stock options for compensation	-	-	-	-	-	-	-	-	28,875	-	28,875
Net (Loss)	-	-	-	-	-	-	-	-	-	(190,641)	(190,641)
Balance at March 31, 2018	-	-	-	-	-	-	47,046,364	4,704	7,034,428	(377,495)	6,661,637
(Unaudited)

Stock options for compensation	-	-	-	-	-	-	-	-	28,874	-	28,874
Net (Loss)	-	-	-	-	-	-	-	-	-	(351,628)	(351,628)
Balance at June 30, 2018	-	-	-	-	-	-	47,046,364	$4,704	$7,063,302	$(729,123)	$6,338,883
(Unaudited)

Stock options for compensation	-	-	-	-	-	-	-	-	17,892	-	17,892
Net Income	-	-	-	-	-	-	-	-	-	172,089	172,089
Balance at September 30, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,081,194	$(557,034)	$6,528,864
(Unaudited)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$11,229	$(370,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,072	32,457
Stock based compensation expense	31,782	75,641
Provision (benefit) for deferred income tax	(12,000)	32,000
Increase (decrease) in accrued sales allowance	(106,448)	153,025
(Increase) decrease in accounts receivable, net	(1,981,382)	1,827,100
Decrease in inventories	27,497	132,318
Decrease in prepaid and other	107,359	74,805
(Increase) decrease in deposits	75,912	(1,139)
Increase (decrease) in accounts payable and accrued liabilities	454,004	(932,262)
Decrease in deferred rent incentive	(75,315)	-
Decrease in income tax payable	-	(613,088)
Increase in income tax refundable	-	(354,912)
Net cash provided by (used in) operating activities	(1,434,290)	55,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,123)	(130,665)
Net cash used in investing activities	(34,123)	(130,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Shares	(47,515)	-
Net cash used in financing activities	(47,515)	-

Net Decrease in Cash	(1,515,928)	(74,900)
Cash at Beginning of Period	3,822,359	3,668,196
Cash at End of Period	$2,306,431	$3,593,296

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,206	$-
Income taxes	$-	$865,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC", "Capstone," “we,” “our,” “us,” or the "Company"), a Florida corporation, and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2019 and results of operations and cash flows for the three months and nine months ended September 30, 2019 and 2018. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling home LED products through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company has developed a smart interactive mirror for residential use as a variant line for its lighting products, which should be ready for market introduction in early 2020.  The development of the smart interactive mirror is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands.

The Company’s products are typically manufactured in China by contract manufacturing companies.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of September 30, 2019, and December 31, 2018, accounts receivable serves as collateral when the Company borrows against its credit facilities.

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

As of September 30, 2019, and December 31, 2018, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:
	September 30,	December 31,
	2019	2018
Trade Accounts Receivables at period end	$2,410,787	$429,405
Reserve for estimated marketing allowances, cash discounts and other incentives	(258,446)	(364,894)
Total Accounts Receivable, net	$2,152,341	$64,511

The following table summarizes the changes in the Company's reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:
	September 30,	December 31,
	2019	2018
Balance at beginning of the period	$(364,894)	$(194,061)
Accrued allowances	(85,020)	(191,468)
Reversal of prior year accrued allowances	-	1,749
Expenditures	191,468	18,886
Balance at period-end	$(258,446)	$(364,894)

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2019 and 2018, the total number of potentially dilutive common stock from common stock options amounted to 1,023,334 and 993,335 shares, respectively. These shares were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2019 and September 30, 2018 because their effect was anti-dilutive.

During the nine months ended September 30, 2019, 156,667 stock options expired.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	3 months ended	3 months ended
	September 30, 2019	September 30, 2018
Basic weighted average shares outstanding	46,882,538	47,046,364
Dilutive options	-	-
Diluted weighted average shares outstanding	46,882,538	47,046,364

	9 months ended	9 months ended
	September 30, 2019	September 30, 2018
Basic weighted average shares outstanding	46,874,256	47,046,364
Dilutive options	-	-
Diluted weighted average shares outstanding	46,874,256	47,046,364

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

The following table disaggregates net revenue by major source:

	For the 3 Months Ended September 30, 2019			For the 3 Months Ended September 30, 2018
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated
Lighting Products- U.S.	$4,980,249	$-	$4,980,249	$2,697,694	$2,939,613	$5,637,307
Lighting Products-International	373,941	-	373,941	65,009	23,829	88,838
Total Revenue	$5,354,190	$-	$5,354,190	$2,762,703	$2,963,442	$5,726,145

	For the 9 Months Ended September 30, 2019			For the 9 Months Ended September 30, 2018
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated
Lighting Products- U.S.	$10,965,258	$-	$10,965,258	$4,539,476	$6,798,866	$11,338,342
Lighting Products-International	775,556	-	775,556	261,983	289,195	551,178
Total Revenue	$11,740,814	$-	$11,740,814	$4,801,459	$7,088,061	$11,889,520

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the nine months ended September 30, 2019 and 2018, Capstone determined that $0 and $1,749, respectively of previously accrued allowances were no longer required.

Warranties

The Company provides the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase

Certain retail customers may receive an off-invoice based discount such as a defective/warranty allowance, that will automatically reduce the unit selling price at the time the order is invoiced. This allowance will be used by the retail customer to defray the cost of any returned units from consumers and negate the need to ship defective units back to the Company. Such allowances are charged to cost of sales at the time the order is invoiced.

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

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying September 30, 2019, and December 31, 2018 balance sheets:

	September 30,	December 31,
	2019	2018
Balance at the beginning of the period	$212,495	$328,279
Amount accrued	206,633	59,981
Expenditures	(235,225)	(175,765)
Balance at period-end	$183,903	$212,495

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses.  Advertising and promotion expense was $42,358 and $0 for the three months and $228,364 and $77,650 for the nine months ended September 30, 2019 and 2018, respectively.

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

Product development expenses were $81,060 and $95,661, respectively for the three months and $260,823 and $385,994, respectively for the nine months ended September 30, 2019 and 2018.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $4,871 and $14,680 for the three months and $20,533 and $48,538 for the nine months ended September 30, 2019 and 2018, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of September 30, 2019, and December 31, 2018, respectively:
	September 30,	December 31,
	2019	2018
Accounts payable	$588,150	$221,568
Accrued warranty reserve	183,903	212,495
Accrued compensation, benefits, commissions and marketing expenses	143,397	27,383
Total accrued liabilities	327,300	239,878
Total	$915,450	$461,446

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

Major Customers

The Company had two customers who comprised 84% and 13% of net revenue, respectively during the nine months ended September 30, 2019 and two customers who comprised of 36% and 61% of net revenue, respectively during the nine months ended September 30, 2018. The loss of these customers would adversely impact the business of the Company.

For the nine months ended September 30, 2019 and 2018, approximately 7% and 5%, respectively, of the Company's net revenue resulted from international sales.
	Net Revenue %		Net Accounts Receivable
	For the Nine Months ended September 30,		As of September 30,	As of December 31,
	2019	2018	2019	2018
Customer A	84%	36%	$1,501,533	$38,090
Customer B	13%	61%	603,288	-
Total	97%	97%	$2,104,821	$38,090

Major Vendors

The Company had one vendor from which it purchased 98% and 60% of merchandise sold during the nine months ended September 30, 2019 and 2018, respectively. The loss of this vendor could adversely impact the business of the Company.

	Purchases %		Accounts Payable
	For the Nine Months ended September 30,		As of September 30,	As of December 31,
	2019	2018	2019	2018
Vendor A	98%	60%	$478,216	$63,594
Vendor B	-%	17%	-	-
Total	98%	77%	$478,216	$63,594

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

There is a base management fee equal to 0.30% of the gross invoice amount. The interest rate of the loan advance is 0.25% above Sterling National Bank's Base Rate which at time of closing was 7.00%. As of September 30, 2019, and December 31, 2018, the interest rate on the loan was 7.25% and 7.25%, respectively. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

Processing fees associated with the agreement for the three months were $16,464 and $19,263 and $36,692 and $39,880 for the nine months ended September 30, 2019 and 2018, respectively.

On July 20, 2018, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 had been allocated as a Capstone expansion working capital line.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020. Additional expansion of the line will be reviewed as the need arises.

As of September 30, 2019, and December 31, 2018, there was no balance due to Sterling National Bank.

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

Operating Leases

The Company has operating lease agreements for offices and showroom facilities in Fort Lauderdale, Florida and in Hong Kong, expiring at varying dates. The Company’s principal executive offices were located at 350 Jim Moran Blvd., Suite 120, Deerfield Beach, Florida 33442.  As of the date of this report, the Company’s principal executive offices are located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective February 1, 2017, the Company renewed the lease for 3 years ending January 31, 2020, with a base annual rent of $92,256 and with a total rent expense of $281,711 through the term of the agreement.  Under the lease agreement, Capstone was responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

On May 15, 2018, the Company entered into a lease agreement with the previous landlord to provide for a premise’s relocation, lease termination and new sublease agreement. Under the agreement the Company relocated its principal executive offices located at 350 Jim Moran Blvd, Suite 120, Deerfield Beach, Florida 33442 to 4,694 square feet of office space on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The original lease terminated on the relocation date, being July 1, 2018, and the parties proceeded under the terms of the new sublease which expires on January 31, 2020. The base annual rent in the new sublease remains at the same rate as the previous agreement until January 31, 2020. At the expiration of the new sublease, the Company has the option to accept the prime lease with another 3 years renewal and with an option to renew for an additional 5-year period. It is not reasonably certain that the Company will be able to exercise the option. If the Company decides to further extend the sublease after January 31, 2020, the Company will be subject to the terms and conditions of the prime lease. The base monthly rent was $7,312 to January 31, 2019 and then base rent will be $7,514 until January 31, 2020 which includes an estimate for portion of the common area maintenance.

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS (continued)

As consideration for the lease amendment, the Company received a rate abatement from the landlord, effective May 1, 2018 and for four months to September 1, 2018. The landlord delivered the relocation premises in a “turnkey” condition with requested renovations made at no expense to the Company. As further consideration, the existing landlord agreed to pay the Company $150,000 incentive to vacate the existing premises on completion of the relocation, which was fully paid as of December 31, 2018 and is being amortized over the life of the lease amendment resulting in the recognition of lease incentive income of $870 per month.

On May 9, 2019, per the terms of the lease agreement, the current landlord was notified of the Company’s intent to take over the prime lease. The terms of this lease are being negotiated but the lease when finalized will be an operating lease and fall under ASU 2016-02, Topic 842 guidance which will require the recording of a right-of-use asset and a lease liability for the life of the lease.

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The original agreement which was effective from February 17, 2014 has been extended various times. The lease was renewed for (12) months ending May 16, 2018 with a base annual rate of $54,193 paid in equal monthly installments. On April 24, 2018, the Company further extended the lease for (3) months ending August 16, 2018 with a base rate increase of $225 per month.  This agreement was further extended until August 16, 2019 with a base monthly rate of $5,006.  On August 17, 2019, the lease was  further extended with a base monthly rate of $5,100 for six months until February 16, 2020.

CIHK entered into a six (6) month rental agreement effective from December 1, 2016 for a showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The current lease with a base monthly rent of $1,290 expired August 16, 2019. The property is currently  being rented on a month by month basis.

The Company's rent expense for the three months ended September 30, 2019 and 2018 amounted to $21,228 and $30,976 respectively and $64,002 and $106,743 for the nine months ended September 30, 2019 and 2018, respectively. The decreased rent in the period resulted from the $8,383 per month office move incentive that has been amortized over the life of the lease that ends January 31, 2020. The Company did not record a right to use asset and liability under ASC 842 due to the short term length of its current leases.

Consulting Agreements

On July 1, 2015, the Company entered into a business development-sales consulting agreement with George Wolf, whereby Mr. Wolf was paid $10,500 per month through December 31, 2015 increasing to $12,500 per month from January 1, 2016 through December 31, 2017. A bonus compensation of $10,000 was paid in the month of January 2017 related to 2016 sales performance.

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

The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time after December 31, 2015 convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement. Mr. Wolf is an independent contractor of the Company.

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS (continued)

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

There is a common provision in both Mr. Wallach and Mr. McClinton's employment agreements: If the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, as the case may be, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the executive was earning as of the date of termination and (b) the sum of "merit" based bonuses earned by the executive during the prior calendar year of his termination.  Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the executive, from the effective termination date, will be paid out bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the executive's health and dental insurance benefits for 12 months starting at the executive’s date of termination.  If the executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the executive's severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS (continued)

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

Royalty expense related to this Licensing Agreement for the three months ended September 30, 2019 and 2018, was $0 and $146,981 and $0 and $303,477 for the nine month period ended September 30, 2019 and 2018, respectively.

On January 9, 2017, the Company finalized a Licensing Agreement with a globally recognized battery company that allowed the Company to market under the licensed brand, a specific product to a specific retailer in the warehouse club distribution channel. This agreement expired on December 31, 2018.

Royalty expense related to this Licensing Agreement with the battery company for the three months ended September 30, 2019 and 2018, was $0 and $715, respectively and $0 and $30,555 for the nine months ended September 30, 2019 and 2018, respectively.

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

On February 25, 2019, the MBA agreement was temporarily paused and on April 17, 2019, both Company’s agreed to restart the engagement effective May 1, 2019 with the same statement of work and terms as originally agreed.

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

On August 29, 2018, the Company granted 100,000 stock options each to two directors of the Company (“Director options”) for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary. The Director options have a strike price of $.435 with an effective date of August 6, 2018 and vested on August 5, 2019 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2018 and vested on August 5, 2019 and have a term of 10 years.

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

As of September 30, 2019, there were 1,023,334 stock options outstanding and 813,334 stock options vested. The stock options have a weighted average expense price of $.435.

For the three-month period ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $9,732 and $17,891, respectively and $31,782 and $75,641 for the nine month period ended September 30, 2019 and 2018, respectively.

Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $8,925 and $21,283 will be recognized for these options in 2019 and 2020, respectively.

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

NOTE 5 – STOCK TRANSACTIONS (continued)

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

On December 19, 2018, Company entered into a Purchase Plan pursuant to Rule 10b5-1 under the Exchange Act, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan. For the three months, six months and nine months ended March 31, 2019, June 30, 2019, and September 30,2019, respectively, the Company repurchased 45,470, 168,530, and 79,945 of the Company’s Common Stock, at a cost of $8,615 and $27,263, and $11,637 respectively. As of September 30, 2019, a total of 293,945 common shares have been  repurchased at a total cost of $47,515.

On May 31, 2019, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2020. The Board of Directors also approved that the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program remained at $1,000,000 during the renewal period.

On September 23, 2019 the Company signed a revised stock Purchase Plan to reflect an extension of the plan to repurchase  up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan.

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

The net deferred tax (liability)benefit as of September 30, 2019 and December 31, 2018 was $0 and $(12,000), respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

The condensed consolidated statement of operations shows an effective rate of 0% and 3% for the three months ended September 30, 2019 and September 30, 2018, respectively.

NOTE 6 – INCOME TAXES (continued)

The condensed consolidated statement of operations shows an effective rate of 0% and 16% for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The income tax provision (benefit) for the three months ended September 30, 2019 and 2018 consists of:
	2019	2018
Current:
Federal	$-	$(19,000)
State	-	11,000

Deferred:
Federal	-	13,000
State	-	1,000
Income Tax (Benefit)	$-	$6,000

The income tax provision (benefit) for the nine months ended September 30, 2019 and 2018 consists of:
	2019	2018
Current:
Federal	$-	$(93,000)
State	-	(10,000)

Deferred:
Federal	(11,340)	30,000
State	(660)	2,000
Income Tax (Benefit)	$(12,000)	$(71,000)

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

Special Note Regarding Forward Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business and financial condition and results as well as in "Risk Factors," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements.  Forward looking statements include statements about:

◾	Our anticipation about consumer responses to existing and new product lines;
◾	Our expectation about consumer demand for our existing and new products;
◾	Our belief about future trends in our industry, including predictions about maturation of product lines and need to develop new product lines;
◾	Our belief or expectation about our ability to compete in our industry and grow our business; and
◾	Our expectations about future business and financial results and product development.

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

The following discussion and analysis provides an introduction to our Company, its current strategy and customers and summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and nine months ended September 30, 2019 compared with the same period in 2018 and (ii) financial liquidity and capital resources.

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

As a seller of consumer lighting products, the Company faces the challenge of developing new products and new product lines to replace products and product lines that have reached the end of their product cycle life and sales potential.  This challenge is a material factor affecting the business and financial performance of the Company.

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

The Company acknowledges that smart homes will become more mainstream over the next several years and will present growth opportunities and related challenges for our company and its Connected Surfaces portfolio.  The growth of smart homes will also attract competitors who may elect to compete directly against our smart home products.  A variety of companies around the world have entered or may enter the smart home industry, especially since it is an attractive market for a variety of technologies companies, including home security companies, computer makers and smart phone makers.

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

Pursuit and achievement of all of these objectives are subject to adequate cash flow from operations and available, affordable funding and consumer acceptance as well as putting the demands of existing operations ahead of efforts at expansion of products or exploitation of new technologies. Connected Surfaces products is an emerging industry attracting numerous companies and some of those companies have superior resources, market reach and brand recognition, both in the United States and in foreign markets.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have and will continue to serve as a foundation for its business strategy for lighting products, which competitive strengths may also aid in launching any Connected Surface products.

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

Management’s efforts to mitigate the impact of these added costs include a variety of activities, including the evaluation of alternative OEM manufacturing in Thailand, Vietnam and Taiwan.  After extensive  supplier vetting, we have identified and negotiated with new factory suppliers both in Thailand and Vietnam that will be available as an alternative manufacturing source.

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

Perceived Weaknesses.

Capstone believes that its competitive weaknesses are:  (1) it does not possess the business, marketing and financial resources of its larger competitors as well as more established brand name recognition; (2) the Company is actively building its new Social Media marketing programming and  its e-commerce development but does not yet have a prominent social media presence or own e-commerce capabilities; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its current products lines are focused on consumer LED lighting;  (5) profitability may be limited by attainable profit margins from consumer lighting products as markets mature; (6) Capstone does not have the large internal research and development capability of its largest competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; (8) we rely on foreign OEM's for product production; (9) our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies and (10) as we currently manufacture our products in China, the increased U.S. tariffs imposed on Chinese manufactured goods may negatively impact demand and/or increase the cost for our products at retail, which could negatively impact our business, and (11) we rely on a limited number of customers for a majority of our revenues.

Products and Customers

The Company expanded its product portfolio through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and include the following products that are reported under one segment: Lighting Products:

·	Connected Surfaces – Smart Mirror, which will be ready for market in early 2020
·	LED Under Cabinet Lights
·	LED Vanity Mirror
·	LED Gooseneck Lantern
·	LED Dual Mode Security Light
·	LED Solar Patio Lights
·	LED Motion Sensor Lights
·	LED Motion Sensor Light with Air Purifier
·	LED Wall Utility Lights
·	CPC Power Failure Bulbs
·	Wireless Remote-Control Outlets
·	Wireless Remote-Controlled LED Accent Lights.

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

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to Costco Wholesale U.S., Costco Wholesale International, Sam's Club-Walmart U.S., Sam’s Club Mexico, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the Internet as well as through retail storefronts and catalogs/mail order.  The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this perceived market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings.  CIHK assists the Company in placing products into foreign market channels as well.  The Company has introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, South Korea, Spain, Taiwan, and the United Kingdom.  International sales for the nine months ended September 30, 2019 were $776 thousand or 7% of net revenue as compared to $551 thousand or 5% in the same period 2018. The Company's performance depends on a number of assumptions and factors.  Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.

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

Tariffs. The current U.S. administration has implemented certain tariffs that directly affect the Company's competitiveness.  While all companies in certain industries are affected equally, the appeal for these products to consumers may be negatively impacted when retail prices are increased due to higher duty rates.  The Company has seen promotional schedules cut back and retailers have expressed concerns for possible pricing adjustments that would not be known to them in advance to products being shipped.  Capstone's business model insulates the Company from paying duties as its retail partners are the importers of record.  The obvious unknown is the final impact of tariffs to the landed costs.  Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the U.S. administration has clarified its position enabling importers to calculate estimated landed costs. Tariffs and trade restrictions imposed or threatened by the current U.S. administration has provoked and may provoke future trade and tariff retaliation by other countries. A "trade dispute" of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.  As of the date of this report, it is not possible to predict the future course of trade disputes or the probability or nature of any resolution of trade disputes.

Sales and Marketing

We continue to make investments to expand our sales, marketing, technical applications support and distribution capabilities to sell our product portfolio. We also continue to make investments to promote and build market awareness of the products and brands we offer. Our sales within the U.S. are primarily made by our in-house sales team and independent sales agencies. An independent sales agency is paid a commission based upon sales made in their respective territory. Sales agencies are recruited, trained and monitored by us directly. We will utilize an agency as needed to help us provide service to our retail customers as required. A sales agency agreement is generally a one (1) year agreement, which automatically renews on an annual basis, unless terminated by either party on 30 days’ prior notice. Our international sales to divisions of U.S. based retailers are made by our in-house sales team. Other international sales are made by our Hong-Kong based CIHK office staff.

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

The Company is also focused on establishing an on-line presence in order to support retail customers requirements and to further support the introduction of the “Connected Surfaces” launch with the ability to ship direct to consumer. In 2019 we have expanded the social media effort and enhanced our social media campaign strategy.  This is part of our effort to establish an enhanced on-line marketing and e-commerce presence.  We currently have a presence on the following social media platforms:

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

Competitive Conditions

The consumer lighting products, connected surfaces and small electronics businesses are highly competitive, both in the United States and on a global basis, as large manufacturers with global operations compete for consumer acceptance and, increasingly, limited retail shelf space.  Competition is influenced by technological innovation, brand perceptions and changing consumer preferences, product quality and performance, value perception and customer service and price.  The Company's principal lighting competitors in the U.S. are Energizer, Feit Electric and Jasco.  The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Sam’s/Wal-Mart offer lighting as part of their private branded product lines.  Many of the Company's competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market share and reach.  Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting our expansion efforts or by product pricing that under cuts our pricing. Moreover, if one or more of the Company's competitors were to merge, the change in the competitive landscape could adversely affect our customer distribution channel.

With trends and technology continually evolving, Capstone will continue to invest and develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making.  Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management.  The Company continues to invest in developing the technologies and design critical to competing in our markets.  Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors.

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

CIHK establishes strict engineering specifications and product testing protocols with the Company's contract manufacturers and ensure that their factories adhere to all  applicable laws. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing is conducted at the contract manufacturers facility and also at third party testing laboratories overseas.

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

Raw materials used in manufacturing include plastic resin, copper, led bulbs, batteries, and corrugated paper. Prices of materials have remained lower and competitive in the last year as a result of lower oil prices and the strengthening U.S. dollar. CAPC believes that adequate supplies of raw materials required for its operations are available at the present time.  CAPC, cannot predict the future availability or prices of such materials.  These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances.  In the past, CAPC has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.  CIHK is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio.  Quality testing for these products is performed both by CIHK and by third party quality testing laboratories.

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

Royalty expenses related to such agreements for the three months ended September 30, 2019 and 2018 were $0 and $147,696 respectively,  and $0 and $334,032 respectively, for the nine months ended September 30, 2019 and 2018. The  royalty  expense decrease  for the period is a direct result of no licensed products being shipped as the Company made the strategic decision to transition out of licensed brands and promote the Capstone Lighting brand. The Duracell® license which had been granted for a specific product promotion, expired at the end of fiscal year 2018.

Hoover® Home LED licensed products also experienced no sales in 2019.

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

Intellectual Property

CAPC subsidiary, CAPI, owns a number of U.S. trademarks and patents which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents.  These include the following trademarks: Exclusive license and sub-license to Power Failure Technology; Capstone Power Control, Timely Reader, Pathway Lights, and 10 LED - Eco-i-

Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight.  We also have a number of patents pending; Puck Light (cookie), Puck Light Base, Multi-Color Puck Lights, LED Dual Mode Solar Light, Integrated Light Bulb (Coach Light), LED Gooseneck Lantern, Spotlights, Security Motion Activated Lights, Under Cabinet Lighting and Bathroom Vanity Light.  CAPC periodically prepares patent and trademark applications for filing in the United States and China.  CAPC will also pursue foreign patent protection in foreign countries if deemed necessary.  CAPC's ability to compete effectively in the Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements.  CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

While the Company may license third party technologies for its products, or may rely on other companies for design, engineering and testing, the Company believes that its oversight of design and function of its products and its marketing capabilities are significant factors in the ability of the Company to sell its products. From time to time, the Company may elect not to renew or enforce certain trademark or related rights for a specific trademark, service mark or logo due a determination that the trademark, service mark or logo lacks the commercial value to warrant the cost of renewal or litigation.

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

The Company's ability to maintain sufficient working capital is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company's working capital, ability to obtain financing, and its operations in the future.  However, achieving expected results as accomplished in 2017 and 2016, increased working capital, and provided the Company with liquidity and allowed for the repayment of all outstanding bank notes and old related party loans.

Continued product expansion are critical requirements to ensure the Company's continued or revived revenue growth.  Such projects are not held back because of funding shortfalls.  The Company allocated funds for such projects and if necessary certain members of the Company's senior management and Board of Directors have supplemented the cash flow needs as required through short term, unsecured loans.

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

As of September 30, 2019, the base management fee was equal to 0.30% and the banks base loan interest rate was 7.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables. For the three months ended September 30, 2019 and 2018, the processing fees associated with the agreement were $16,464 and $19,263, respectively and $36,692 and $39,880 for the nine months ended September 30, 2019 and 2018, respectively.

On July 20, 2018, to support the Company’s future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 was allocated as a Capstone expansion working capital line.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020. The line was reduced as the Company had not fully utilized the previous credit line. A further expansion of the line will be reviewed as needed to support increased revenue and inventory levels.

As of September 30, 2019, and December 31, 2018, there was no balance due to Sterling National Bank.

The Company's liquidity and cash requirements are discussed more fully in the Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2019 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018. The Company adopted ASC 842 which had no material effect on the Company’s condensed financial statements.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which represented 93% and 95% of revenues in the nine months ended September 30, 2019 and 2018, respectively. We expect the U.S. market to continue to be the major source of future revenue for the Company. We also derive a portion of our revenue from overseas sales. All of our revenue is denominated in U.S. dollars.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
(In Thousands)
	September 30, 2019		September 30, 2018
	Dollars	% of Revenue	Dollars	% of Revenue
Net Revenue	$5,354	100.0%	$5,726	100.0%
Cost of sales	(4,139)	(77.3)%	(4,396)	(76.8)%
Gross Profit	1,215	22.7%	1,330	23.2%

Operating Expenses:
Sales and marketing	102	1.9%	360	6.3%
Compensation	382	7.1%	359	6.3%
Professional fees	113	2.1%	102	1.8%
Product development	81	1.5%	96	1.6%
Other general and administrative	169	3.2%	233	4.1%
Total Operating Expenses	847	15.8%	1,150	20.1%
Operating Income	368	6.9%	180	3.1%

Other Income (Expense)
Other Income (Expense), Net	2	-%	(2)	-%
Interest expense	(3)	-%	-	-%
Total Other Income (Expense)	(1)	-%	(2)	-%

Income Before Tax Provision (Benefit)	367	6.9%	178	3.1%
Provision (Benefit) for Income Tax	-	-%	6	(.1)%
Net Income	$367	6.9%	$172	3.0%

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
(In Thousands)
	September 30, 2019		September 30, 2018
	Dollars	% of Revenue	Dollars	% of Revenue
Net Revenue	$11,741	100%	$11,889	100.0%
Cost of sales	(9,165)	(78.1)%	(9,179)	(77.2)%
Gross Profit	2,576	21.9%	2,710	22.8%

Operating Expenses:
Sales and marketing	330	2.8%	838	7.1%
Compensation	1,139	9.7%	1,105	9.3%
Professional fees	353	3.0%	394	3.3%
Product development	261	2.2%	386	3.2%
Other general and administrative	491	4.2%	574	4.8%
Total Operating Expenses	2,574	21.9%	3,297	27.7%
Operating Income (Loss)	2	-%	(587)	(4.9)%

Other Income (Expense)
Other Income (Expense), net	-	-%	145	1.2%
Interest expense	(3)	-%	-	-%
Total Other Income (Expense)	(3)	-%	145	1.2%

(Loss) Before Tax Benefit	(1)	-%	(442)	(3.7)%
(Benefit) for Income Tax	(12)	(.1)%	(72)	(0.6)%
Net Income (Loss)	$11	.1%	$(370)	(3.1)%

Net Revenues

For the three months ended September 30, 2019, net revenues were approximately $5.4 million, a decrease of $372 thousand or 6.5% from $5.7 million in the three months ended September 30, 2018.

The Capstone Lighting program generated all of the $5.4 million of revenue in the third quarter 2019 as compared to $2.8 million in 2018. The newly launched battery powered LED product represented $3.5 million of LED revenue. In the same period 2018, licensed products accounted for $2.9 million or 51% of total revenue but had $0 sales in 2019.

The Duracell® license had no revenue in 2019, as it expired on December 31, 2018.

For the nine months ended September 30, 2019, net revenues were approximately $11.7 million, a decrease of $149 thousand or 1.3% from $11.9 million in the nine months ended September 30, 2018.

The Capstone Lighting program generated all of the $11.7 million of revenue for the period as compared to $4.6 million of Capstone Lighting products in 2018, an increase of $7.1 million. Approximately $9.5 million  of revenue resulted from the newly launched battery powered LED product. In the same period 2018, licensed products accounted for $7.1 million or 60% of total revenue but had $0 sales in 2019.

The Company had two customers who comprised 84% and 13% of net revenue during the nine months ended September 30, 2019 and two customers who comprised 61% and 36% of net revenue during the nine months ended September 30, 2018. During the period the Company had a major product promotion with a retailer both in the U.S. and with its international divisions that accounted for the large revenue increase with that retailer.

For the three months ended September 30, 2019 and 2018 international sales were approximately $374 thousand and $89 thousand, respectively and $776 thousand and $551 respectively, for the nine months ended September 30, 2019 and 2018. All of the international sales in the first nine months 2019 were for the Capstone brand as compare to 48% in 2018.

To support the promotion of Capstone LED products for the nine months 2019, the Company invested approximately $1.133 million,  towards 2019 promotional marketing funds, to be used by the retailer to promote the LED product expansion. This was a $573.7 thousand increase or 102.5% compared to $559.5 thousand invested in the same period  2018.

The following table disaggregates revenue by major source:

	For the Three Months Ended September 30, 2019			For the Three Months Ended September 30, 2018
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
LED Consumer Products- US	$4,980,249	$-	$4,980,249	$2,697,694	$2,939,613	$5,637,307
LED Consumer Products-International	373,941	-	373,941	65,009	23,289	88,838
Total Revenue	$5,354,190	$-	$5,354,190	$2,762,703	$2,963,442	$5,726,145
% of Total Revenue	100%	-%	100%	48.2%	51.8%	100%

The following table disaggregates revenue by major source:

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
LED Consumer Products- US	$10,965,258	$-	$10,965,258	$4,539,476	$6,798,866	$11,338,342
LED Consumer Products-International	775,556	-	775,556	261,983	289,195	551,178
Total Revenue	$11,740,814	$-	$11,740,814	$4,801,459	$7,088,061	$11,889,520
% of Total Revenue	100%	-%	100%	40.4%	59.6%	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended September 30, 2019 and 2018, was approximately $1.215 million, and $1.330 million, respectively, a decrease of  $115 thousand or 8.6%. Gross profit as a percent of revenue was 22.7% in the third quarter 2019 as compared to 23.2% in 2018.

Gross profit for the nine months ended September 30, 2019 and 2018, was approximately $2.576 million, and $2.710 million, respectively, a slight reduction of $134 thousand or 4.9%. Gross profit as a percent of revenue for the nine month period 2019 and 2018, was 21.9% and 22.8%, respectively.

For  the nine months ended September 30 ,2019, the Company has invested  $1.133 million in marketing fund allowances. This represents a $573.6 thousand increase over the same period in 2018 and had the impact of reducing the Gross Profit by 3.6% of revenue in the nine months ended September 30, 2019.

Operating Expenses

Sales and Marketing Expenses

For the three months ended September 30, 2019, and 2018, sales and marketing expenses were $102.2 thousand and $359.7 thousand respectively, a reduction of $257.5 thousand or 71.6%. During the quarter with the no revenue for Duracell® and Hoover® brands , royalty expense for the three months in 2019 and 2018 was $0  and $148 thousand, respectively.  Sales representative commissions also were reduced by $81.5 thousand in the quarter. In 2018 the Company incurred $58 thousand of merchandise placement fees that did not reoccur in 2019. In  the quarter we also incurred $35 thousand of fees for the services of a marketing agency that was not incurred in 2018.

For the nine months ended September 30, 2019, and 2018, sales and marketing expenses were $329.5 thousand and $838.3 thousand respectively, a reduction of $508.8 thousand or 60.7%. Total royalty expense for the nine months in 2019 and 2018 was $0 thousand and $334.0 thousand, respectively. Sales commissions were also reduced by $179.2 thousand from $223.7 thousand in 2018 to $44.5 thousand in 2019.

The strategic plan of transitioning from the licensed branded products to Capstone Lighting brand had a very favorable impact of greatly reducing this expense category during the period.

Compensation Expenses

For the three months ended September 30, 2019, and 2018, compensation expenses were approximately $381.8 thousand and $359.5 thousand respectively, an increase of  $22.3 thousand or 6.2%.

For the nine months ended September 30, 2019, and 2018, compensation expenses were approximately $1.139 million  and $1.104 million respectively, an increase of $34.6 thousand or 3.1%.

Expenses increased as a result of staff expansion to the Social Media department and a staff salary increase during the period.

Professional Fees

For the three months ended September 30, 2019, and 2018, professional fees were approximately $112.7 thousand and $102.5 thousand respectively, an increase of $10.2 thousand or 10.0%.

For the nine months ended September 30, 2019, and 2018, professional fees were approximately $353.3 thousand and $394.3 thousand respectively, a reduction of $41.0 thousand or 10.4%.  Legal expenses in 2018 were higher as we incurred a once off legal fees of $88.4 thousand to dispute the CyberQuest Ltd. litigation (as previously reported), which was a  case settled through an arbitration. However in 2019 we also incurred higher accounting fees partly related to the transition from our old auditors to our new independent auditors.

Product Development Expenses

For the three months ended September 30, 2019 and 2018, product development expenses were approximately $81.1 thousand and $95.7 thousand, respectively, a decrease of $14.6 thousand or 15.3%. During the third quarter 2019 the Company invested $44.5 thousand in software and hardware development for the Connected Surfaces project.

For the nine months ended September 30, 2019, product development expenses were approximately $260.8 thousand as compared to $386.0 thousand, in 2018, a decrease of  $125.2 thousand or 32.4%. During the year  the Company invested $151.6 thousand in software and hardware development for the Connected Surfaces project compared to $176.2 thousand in 2018 when the project initially started. Prototype, sample development and product testing expense was $13.8 thousand in 2019 compared to $64.9 thousand in 2018 a reduction of $51.1 thousand or 78.7% as samples were not required for the 2019 International Hardware Show as we did not participate. In the period we were also able to streamline operational services by $32.0 thousand from $106.5  thousand in 2018 to $74.5 thousand in 2019.

Other General and Administrative Expenses

For the three months ended September 30, 2019 and 2018, other general and administrative expenses were approximately $169.6 thousand and $232.9 thousand, respectively, a decrease of $63.3 thousand or 27.2%. In 2018 we incurred a once-off $63 thousand legal settlement with Cyberquest Ltd. which did not reoccur in 2019.

For the nine months ended September 30, 2019 and 2018, other general and administrative expenses were approximately $490.8 thousand and $573.9 thousand, a decrease of $83.1 thousand or 14.5%.  Rent expense was $64.0 thousand in 2019  compared to $106.7 thousand in 2018, a reduction of $42.7 thousand or 40.0% resulting from the rent incentive received from the landlord for moving into new corporate offices.  As note previously, we incurred a $63 thousand  legal settlement  in 2018 with Cyberquest which did not reoccur in 2019. During the period the Company invested $19.0 thousand in the Connected Surfaces website which was not incurred in 2018.

Total Operating Expenses

For the three months ended September 30, 2019 total operating expenses were $847.3 thousand or  15.8% of revenue as compared to $1.150 million or 20.1 % of revenue in 2018, a decrease of $303.0 thousand or 26.3%.

For the nine months ended September 30, 2019 total operating expenses were $2.573 million or 21.9 % of revenue as compared to $3.297 million or 27.7% of revenue in 2018, a decrease of $723.5 or 21.9%.

Operating Income (Loss)

For the three months ended  September 30, 2019 the operating income was $367.7 thousand compared to income of $180.1 thousand in 2018, an increase of  $187.6 thousand or 104.2%.

For the nine months ended September 30, 2019 the operating income was $2.3  thousand compared to a loss of $586.5 thousand in 2018, an improved performance of $588.8 thousand.

Other Income (Expense), Net

For the three months ended September 30, 2019, and 2018, other income (expense), net was $(.6) thousand as compared to $ (2.0) thousand in 2018.

For the nine months ended September 30, 2019, and 2018, other income (expense), net was $(3.1) thousand as compared to $145.3 thousand in 2018.

Provision (Benefit) for Income Tax

For the three months ended September 30, 2019 the benefit for income tax was estimated at $0 thousand compared to a provision of $6.0 thousand in the same period 2018.

For the nine months ended September 30, 2019 the benefit for income tax was estimated at $(12.0) thousand compared to a benefit of $(71.0) thousand in the same period 2018.

Net Income (Loss)

For the three months ended September 30, 2019 the net income was approximately $367.1 thousand compared to $172.1 thousand in the same quarter 2018. This is an improved performance of $195.0 thousand in the quarter as compared to 2018.

For the nine months ended September 30, 2019 the net income was approximately $11.2 thousand compared to a net loss of $(370.2) thousand in the same period 2018. That is an improved performance of $381.4 thousand in the nine month period as compared to 2018.

In summarizing the financial performance in the third quarter 2019, Gross Sales were $5.4 million in 2019 compared to $5.7 million in 2018, a decrease of $300 thousand or 6.5%.  However, as a result of reduced operating expenses,  net income in the quarter increased by 113% from $172.1 thousand  in 2018 up to $367.1 thousand. The Company also continued to invest substantial additional expense to support managements strategic objectives, namely:

•	$177.0 thousand for 2019 marketing funds and promotional allowances.
•	$ 35.2 thousand for Smart Mirror marketing services
•	$ 44.5 thousand in continued development of the Connected surfaces software.

In total $257 thousand of strategic expenses were incurred in the quarter.

In summarizing the financial performance for the nine months ended September 30, 2019, Gross Sales were $11.7 million compared to $11.9 million in 2018, a decrease of  $148 thousand. Net income was also impacted in the period by the Company’s continued  investment to support managements strategic objectives, namely:

•	$ 1.1 million for 2019 marketing funds and promotional allowances.
•	$ 70.4 thousand for Smart Mirror marketing services
•	$151.6 thousand in continued development of the Connected surfaces software.
•	$ 18.9 thousand in developing the new Company websites.

In total $1.3 million of strategic funds were incurred in the nine months ended September 30, 2019 which impacted the overall net income performance in the period.  We would note however, that this strategic investment has been financed through operating cash flow and did not result in the incurrence of any debt or interest.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the nine months ended September 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of September 30, 2019, and December 31, 2018 was $2.3 million and $3.8 million, respectively, a reduction of $1.5 million. The Company also had additional borrowing availability under the bank agreement of approximately $1.8 million.

As of September 30, 2019, and December 31, 2018 the Sterling Bank loan balance for both periods was $0.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.
	For the Nine Months ended September 30,
Summary of Cash Flows	2019	2018
In thousands
Net cash provided by (used in):
Operating Activities	$(1,434)	$56
Investing Activities	(34)	(131)
Financing Activities	(48)	-
Net (decrease) in cash and cash equivalents	$(1,516)	$(75)

As of September 30, 2019, the Company’s working capital was approximately $3.9 million. Current assets were $4.8 million and current liabilities were $.9 million.

Cash Flows provided by (used in) Operating Activities

Cash provided by (used in) operating activities in the nine months ended September 30, 2019 was approximately $(1.4) million compared with approximately $56 thousand in the same period during 2018. The cash usage in the period resulted from $106 thousand decrease in accrued sales allowances and $2.0 million increase in accounts receivables, resulting from the increased revenue in the quarter. This was partially offset by $454 thousand increase in accounts payable and $107 thousand decrease in prepaid expense.

Cash Flows used in Investing Activities

Cash used in investing activities for both the nine months ended September 30, 2019 and 2018 was $34 thousand and $131 thousand, respectively. The Company invested in molds for the launch of new products. CIHK has negotiated favorable payment terms with our OEM manufacturers to reduce the amounts of upfront cash required when initiating new product line projects.

Cash Flows used in Financing Activities

Cash used in financing activities for the nine months ended September 30, 2019 and 2018, was approximately $48 thousand and $0, respectively. During the period the Company repurchased 293,945 shares to date at a cost of $48 thousand.

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

Impact of Inflation: The Company's major expense has been the cost of selling and marketing product lines to customers in North America.  That effort involves mostly sales staff traveling to make direct marketing and sales pitches to customers and potential customers, trade shows around North America and visiting China to maintain and seek to expand distribution and manufacturing relationships and channels. Although labor costs are starting to increase, the Company expects purchasing costs to remain stable with the Chinese manufacturers. However, the tariff trade dispute between the U.S. and China and with the implementation of higher import tariffs into the U.S., it is expected that consumer retail prices will increase to offset the higher import duties which could adversely impact the demand for Company products.

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

Interest Rate Risk: The Company did not have significant interest rate risk during the period ended September 30, 2019.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2019. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of September 30, 2019, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of September 30, 2019, was effective at the reasonable assurance level that:  (1)  our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended September 30, 2019, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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
Dated:   November 14, 2019

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer