Form 10-K
period 2019-12-31
CAPSTONE COMPANIES, INC.
filed 2020-03-30
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", "emerging growth company" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of  June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $3,895,813. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of estimated shares outstanding of the Registrant's Common Stock as of March 23, 2020 is 46,328,261

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K ("Report") contains "forward-looking statements". Those statements appear in a number of places in this Report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers, with respect to: Company's future business and financial prospects; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like "expect," "anticipate," "hope," "project," "may," "should," "could," or similar words or variants thereof.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties. Actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company's control or ability to foresee.  Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation:  disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases, such as the COVID-19, which pandemic could result in delays or suspension of product production from China, where our products are made, or otherwise dampen consumer demand for products like our products, which are a discretionary purchase. The accompanying information contained in this Report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Risk Factors" identifies other important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or "material" depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  The forward-looking statements in this Report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

PART I
Item 1. Business

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a leading designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The Company has global distribution including Australia, Iceland, Japan, Korea, Mexico, North America, South America, Spain, Taiwan and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities. The Company has a history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Smart Mirrors.

The Company's focus in recent years has been in the integration of LEDs into most commonly used lighting products in today's home. The LED market, now in its sixth to seventh year of mainstream availability, has stabilized. LEDs are now mainstream in consumer lighting products. The Company believes that the component and production costs of LED lighting products will continue to lower due to technological and production developments.

Over the last few years there has been significant LED price erosion, which has substantially driven unit sales, as homeowner’s convert to LED, but at the same time has commoditized other LED consumer products. The LED category is maturing and is no longer the innovative “must have” consumer product as in previous years.

Capstone’s success has been in its ability to identify emerging product categories where Capstone’s management experience can be fully leveraged. We demonstrated this when the Company entered the LED lighting category. Our branding and product strategies delivered the Company to a well-respected market position. The Company’s low-cost manufacturing and operations have provided an advantage in delivering great products affordably.

As management recognized that the growth of the LED category was maturing, we sought a business opportunity that would prove equal to or greater than the LED business. While we currently continue to develop new LED products, the revenue potential has been lessened and our new looking forward strategy to develop new product lines, like Smart Mirrors, is believed to be necessary and timely for sustaining or growing revenues.

Our expectation is that the new portfolio appeals to a much larger audience than our traditional LED lighting product line, with more relevant products that will hopefully benefit from management’s proven abilities in the areas of low-cost production and operations. The new Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The products will have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected retails to start at $500.00 per unit, with the goal to deliver consumer value for middle income homes, which is our target market. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices. If we seek to compete in the upscale market for more expensive smart mirrors with varied and enhanced features, we perceive that we would be directly competing with larger competitors and their significantly greater resources. Retail pricing for upscale smart mirrors typically ranges from $900 to $2,000.

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. While we believe that the markets for LED home products will remain competitive during fiscal 2020, we are confident in maintaining our revenue stream in the lighting business segment by continuing to introduce new innovative LED products. By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by ongoing trade disputes between the United States and China. The pandemic of COVID-19 has impacted the Chinese economy and could, if it continues to spread in China, hamper shipments of products from China, which produces almost all of our products. The impact of COVID-19 on our Chinese product production is not fully known, however our factory partners have been authorized by their local authorities to reopen and their employees are  returning to work. A full appreciation of the overall impact of the pandemic on our vital product supply from Chinese sources may not be possible until the second fiscal quarter of fiscal year 2020, however as a result of the production delays in China, customer orders that were planned to be shipped in the second quarter, 2020 have been rescheduled for shipment in the third quarter, 2020. We have identified and had certified a factory in Thailand that started producing orders for the Company in 2020. This will provide the Company with more flexibility in determining which location should produce goods for future orders. With  the United States now being impacted by the COVID-19 pandemic we believe the impact of the virus will happen during the first half of this year and view this as a relatively short-term disruption that does not impact our long-term strategy and initiatives.

We continue to make investments to ensure that we provide quality, useful products. Additionally, the Company continues to enhance its customer service support. In 2019, the Company substantially expanded its investment and commitment to social media marketing. With the growing importance of on-line commerce and social media to consumers, this marketing should play a vital role in expanding our lifestyle brands and will also serve to establish creditability with the Company’s growing consumer base. This effort will focus on creating a more extensive and aggressive social media presence through use of third-party social media like Facebook, Twitter, YouTube and Instagram as well as measures to increase our “ranking” in search engines.

The Company seeks to deliver strong, consistent business results and increasing shareholder returns by providing innovative products on a global basis that make consumer's lives simpler and safer while delivering revenue growth to the Company's retail partners.

The Company oversees and controls the manufacturing of its products, which are currently made in China and Thailand by OEM contract manufacturers, through three wholly owned operating subsidiaries: CAPI, CIHK and CLTL. The Company's direct import business model requires that shipments meet minimum order quantity or "MOQ" full container loads from its factories directly to retail customers’ shipping brokers. This business model avoids pitfalls resulting from slow moving and obsolete product inventories. The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming. CIHK continually evaluates its contract manufacturers' ability to meet the Company's growing needs. Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products. Capstone’s business practices have allowed development of excellent relationships with its OEM contract manufacturers and has resulted in commercially favorable payment terms, which over the years has greatly contributed to the Company's growth.

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

The Company entered the LED consumer market nine years ago. At that time, it was clear to management that there was a significant opportunity for an innovative low-cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

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

The Company's operations consist of one reportable segment for financial reporting purposes: Lighting Products. Connected Surfaces products were recently introduced, and segment results will be reported in Annual Report for 2020.

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

Technological Maturity

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

Cost Comparison

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

Social Responsibility

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

Connected Surfaces. Historically LED lighting products have been our core business. The Capstone Lighting and Hoover® Home LED brands combined, have sold millions of LED lighting products over the recent years and consequently the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company has determined that it needs to diversify and expand its core focus in order to continue to meet revenue growth initiatives. The Company has refocused its development and marketing initiatives and is determined to build on its success with a broader product portfolio beyond lighting products only. Critical to this strategy, the Company developed and introduced in January 2019 at the Consumer Electronics Show (CES), a new concept line of “Connected Surfaces” products. The new category was officially launched in January 2020 at CES. The Company intends to expand the new line of “Connected Products” for the next several years. Our current product roadmap outlines plans for product introductions through 2021 and this will continue to expand as consumer product acceptance validates our innovations. We believe this program will leverage existing relationships with our current retail partners and contribute organic growth for the Company.

The Company believes that smart homes will become more mainstream over the next several years and will present growth opportunities for our company and its Connected Surfaces portfolio.

While our focus of Connected Surface products is the smart home market, smart mirrors are being employed by retailers like Ralph Lauren and Neiman Marcus to allow customers to compare outfits on fitting room smart mirrors. Further, smart mirrors are emerging in fitness industry for interactive workouts at home and at gyms. The automobile industry is also an emerging potential industry for smart mirrors, especially with emerging self-drive, self-park technologies and growing use of interactive surfaces in vehicles. As of the date of this Form 10-K Annual Report, Company’s focus in Connected Surfaces products is the smart home industry.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have and will continue to serve as a foundation for its business strategy.

In North America, the Company is recognized as an innovator and highly efficient, low-cost manufacturer in several lighting product niches. Capstone believes that its personal relationships with retail customers combined with its innovative product offerings, strong marketing support and the high level of integrity embedded within the company, will allow the Company to expand its “Connected Surfaces” portfolio into the Home Lighting category.

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

 Industry Knowledge: We invest in employees and manufacturers with extensive knowledge, understanding and experience of technology, and regulatory environments that enables us to continue to provide superior quality products and service for our customers. Our management team has demonstrated its ability to drive organic growth.

With respect to the Company's goal of sustained profitability, the challenge has been and remains to achieve greater profit margins from our product lines by either innovative products that induce consumers to pay a higher purchase price or increased efficiencies in producing and selling products that sustain attractive pricing. This challenge confronts many consumer products’ companies. Due to changing consumer tastes, available disposable income and economic conditions and new technologies, consumer products face an endless challenge of product line maturing and no longer providing reliable or sufficient revenues. The Company’s development of Connected Surfaces products is an effort to diversify into an emerging consumer product line and seek to hedge against maturing LED product lines. Capstone believes that appropriate use of OEM capabilities in innovation and production coupled with design that appeals to consumers are critical factors in meeting this challenge, especially for a smaller or niche competitor.

Due to the extensive, modern manufacturing, design and engineering capabilities through the Company's OEM contract manufacturers, and the lower unit costs in China and Thailand, Capstone believes that it is more economical and efficient to continue to manufacture certain products in China and Thailand and have them shipped to the United States rather than to have such products produced in North America. While this resource is available to and used by large numbers of U.S. companies, including our competitors, the Company believes this Chinese manufacturing resource gives the Company the level of innovation, production cost and quality that allows Capstone to be competitive with larger competitors in the United States. However, as design technologies can influence the degree of hand labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China and Thailand to be challenged.

The economic impact of a pandemic like COVID-19 reveals how an unexpected event in China can potentially disrupt or adversely impact the integrated global economy product supply chain and the need for companies to diversify or provide for alternative product supply. Due to reliance on China, many product companies face the dilemma of unanticipated distributions in key product and component supply chains. The Company faces this challenge and has been reviewing in the past ways to supplement or provide back-up production sources to China. Currently the Company is transitioning its primary source of products from China to Thailand. The Company intends to continue its analysis of developing a more diverse product sourcing strategy. As a small reporting company, the Company has limited resources for independent diversification of production sources and must rely on subcontracting production to existing OEM’s. With  the United States now being impacted by the COVID-19 pandemic we believe the impact of the virus will happen during the first half of this year and view this as a relatively short-term disruption that does not impact our long-term strategy and initiatives. With the move to a work-from home culture resulting from the pandemic, this may lead to additional business opportunities as consumers become even more dependent on connected products which the Company’s new Connected Surfaces product will offer.

The U.S federal government has imposed tariffs on certain Chinese imports. During 2019, the Company’s products were sourced in China and were impacted by the imposed tariffs. Future U.S. policy changes that may be implemented, including further increased tariffs could have a negative consequence on the Company’s financial performance depending how the changes influence many factors, including business and consumer sentiment. While developments in 2020 indicate a possible resolution or partial resolution of existing Chinese-American trade dispute, there is no assurance that a comprehensive or lasting resolution will occur in 2020.

Management’s efforts to mitigate the impact of these added costs include the transition of alternative OEM manufacturing into Thailand.

The Company’s CIHK's operations in Hong Kong with personnel experienced in engineering and design, product development and testing, product sourcing, international logistics and quality control, work with our OEM factories to develop and prototype new product concepts and to ensure products meet consumer product regulations and rigorous quality control standards. All products are tested before and during production by Company personnel. This team also provides extensive product development, quality control and logistics support to our factory partners to ensure on time shipments.

As a result of COVID-19 pandemic, CIHK being in Hong Kong, the personnel have been working remotely from home, but the full extent and impact of the pandemic in China and Hong Kong is uncertain as of the date of this Report.

Perceived Weaknesses

Capstone believes that its competitive weaknesses are: (1) it does not possess the business, marketing and financial resources of larger competitors; (2) the Company is actively building its new Social Media marketing programming and its e-commerce development but does not yet have a prominent social media presence and the impact of the Social Media campaign is not certain as of the date of this Report; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its current products lines are focused on consumer LED lighting and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Report;  (5) profitability may be limited by attainable profit margins from consumer lighting products as markets mature; (6) Capstone does not have the large internal research and development capability of its largest competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; (8) we rely on OEM's for product production and these OEM’s are primarily located in China, which is being impacted by a pandemic and the full economic impact of the pandemic is uncertain as of the date of this Report; (9) our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies; (10) as we currently manufacture our products primarily in China, the increased U.S. tariffs imposed on Chinese manufactured goods may negatively impact demand and/or increase the cost for our products at retail, which could negatively impact our business and (11) we are focused on affordable consumer products in LED lighting and smart home connected mirrors and this product focus may not provide profitability on a long-term basis or at sufficient levels to fund future product development and diversification – both of which may be vital to long term success of the Company.

Products and Customers

The Company has expanded its product portfolio through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and include the following products that are reported under one segment: Lighting Products:

Connected Surfaces – Smart Mirror
LED Puck Lights
LED Vanity Mirror
LED Gooseneck Lantern
LED Dual Mode Security Light
LED Solar Patio Lights
LED Undercabinet Light Bars
LED Motion Sensor Lights
LED Motion Sensor Light with Air Purifier
LED Wall Utility Lights
Eco-i-Lites
Power Failure Indoor Lighting
CPC Power Failure Bulbs
Wireless Remote-Control Outlets
Wireless Remote-Controlled LED Accent Lights

These product offerings encompass solutions for various residential lighting applications for interior and outdoor use.

Such product expansion involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits. Further, some product lines may fall out of favor with consumers before we can recoup product and market development costs. While the Company makes significant investments into the Connected Surfaces portfolio, it is reasonable to expect to post losses while building the market for a new category of products which were formally launched at the 2020 CES. Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred for six to nine months before shipments and related revenues occur.

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. CIHK assists the Company in placing more products into foreign market channels as well. The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom. International sales for the year ended December 31, 2019 were $1.2 million or 10% of net revenue as compared to $1.3 million or 10% in fiscal 2018. The Company's performance depends on a number of assumptions and factors.  Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  Efforts to expand into new international markets may be adversely impacted in the short term by COVID-19 pandemic.

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

Tariffs and trade restrictions imposed or threatened by the current U.S. administration has provoked and may provoke future trade and tariff retaliation by other countries. A "trade dispute" of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.  As of the date of this  Report, there has not been a resolution of the Chinese-American trade dispute.

Sales and Marketing

Our products are sold nationally and internationally through a direct sales force. The sales force markets the Company's products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites.   Our sales business model has been designed to support “direct import sales” made directly to the retail customer. However, we also offer “domestic sales” programs which will be further expanded in the future.

Direct Import Sales. We currently ship finished products directly to our retail customer from China and Thailand. The sales transaction and title of goods are completed by delivering products to the customers overseas shipping point. The customer takes title of the goods at that point and is responsible for inbound ocean freight and import duties. Direct import sales are made in larger quantities (generally container sized lots) to customers worldwide.

Domestic Sales. The strategy of selling products from a U.S. domestic warehouse enables the Company to provide timely delivery and serve as a domestic supplier of imported goods.  With this model the Company imports goods from overseas and is responsible for all related costs including ocean freight, insurance, customs clearance, duties, storage and distribution charges related to such products and therefore such sales command higher sales prices than direct sales. Domestic orders are for a much smaller size and could be as low as a single unit directly to the end consumer if ordered through an online website. In order to support an effective e-commerce business model, we will be required to warehouse adequate inventory levels enabling the Company to ship orders directly to the end consumer expediently.

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

In fiscal 2019, the Company had two customers who comprised approximately 83% and 15%, respectively, of net revenue and 36% and 60%, respectively, of net revenues in fiscal 2018. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually.  A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

Focus on International Growth: The Company will also be aggressively pursuing international business to retail customers outside of North America through CIHK for products that fall outside Capstone's branded categories but are innovative and preferably exclusive to CIHK.  Subject to disruption from unanticipated events, like the COVID-19 pandemic, this should allow for quicker revenue expansion as time consuming product and brand development efforts are the responsibility of the retailer.

We enter 2020 with an expanded social media department and enhanced social media campaign strategy.  We currently have a presence on the following social media platforms:

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

Research, Product Development, and Manufacturing Activities

The Company's research and development department based in Hong Kong designs and engineers many of the Company's products, with collaboration from its third-party manufacturing partners and software developers. The Company outsources the manufacture and assembly of our products to a number of contract manufacturers overseas. Our research and development focus includes efforts to:

·	develop product with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost.
·	solidify new manufacturing relationships with contract manufacturers in Thailand.

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

Capstone's research and development team enforces its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds.  In order to ensure the quality and consistency of the Company's products manufactured overseas, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country's individual regulatory standards.  The Company also employs quality control inspectors who examine and test products to Capstone's specification(s) before shipments are released.  CIHK office capabilities  include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong, China and Thailand.

To successfully implement Capstone's business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations.

Capstone will invest in more technical and innovative product categories. These costs are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials currently used by Capstone are sourced in China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company's specifications and provide the necessary facilities and labor to manufacture the Company's products.  Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product.   In order to ensure the consistent quality of Capstone's products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer.  These procedures are additional to the manufacturers' internal quality control procedures and performed by the Quality Assurance personnel.

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

Raw materials used in manufacturing include plastic resin, copper, led bulbs, batteries, and corrugated paper. Prices of materials have remained competitive in the last year as a result of stable oil prices and the strengthening U.S. dollar. CAPC believes that adequate supplies of raw materials required for its operations are available at the present time.  CAPC, cannot predict the future availability or prices of such materials.  These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances.  In the past, CAPC has not experienced any significant interruption in availability of raw materials.  We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.  CIHK is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio.  Quality testing for these products is performed both by CIHK and by our globally recognized third party quality testing laboratories.

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

As the Company moves into the e-commerce and direct to consumer marketplace, the Company has developed a new website with full order processing capabilities. To complete this project the Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive cost.

Royalties

We have, from time to time, entered into agreements whereby we have agreed to pay royalties for the use of nationally recognized licensed brands on Company product offerings. Royalty expense incurred under such agreements is expensed at the time of shipment.

Royalty expenses related to such agreements for the fiscal years 2019 and 2018 were $0 and $347,784 respectively, a decrease of $347,784 and the result of $0 licensed revenue in the period. The Duracell® license which had been granted for a specific product promotion, expired at the end of fiscal 2018 which resulted in reduced revenues as the program started to phase down in early 2018.

Hoover® Home LED licensed products also experienced  $0  revenue in 2019.  As the Company will not achieve the stated net sales volume for the renewal period, the License will expire on February 3, 2020.

In 2019 it was the Company’s marketing objective to transition existing product lines from licensed product into Capstone Lighting brand which was successfully achieved.

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

We have incorporated into our data network various on and off site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

·	hurricanes, fire, flood and other natural disasters
·	power outage
·	internet, telecommunications or data network failure.

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations.

Employees

As of December 31, 2019, we employed 8 employees in our U.S. office and 6 employees in our Hong Kong operation.  We consider our relations with our employees to be good.  None of our employees are covered by a collective bargaining agreement.  We have no part-time workers.

The following table sets forth the number of employees by function:

Employee Function	Number of Employees
Executive	3
Sales/Customer Service/Distribution	4
Research & Development/Technology/Product Development	4
Administrative	3
TOTAL	14

Corporate Information

Our principal executive offices are located at 431 Fairway Drive, Suite #200, Deerfield Beach, Florida, USA 33441. Our telephone number is (954)570-8889 and our website is at URL: www.capstonecompaniesinc.com. Our U.S. subsidiaries operate out of our principal executive offices. The Company believes that its current facilities are adequate for conduct of its business.

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

Working Capital Requirements and Financing

In order to more effectively support retailers in the U.S. domestic markets, so that retailers can quickly replenish their stock and reduce the impact of lost sales as a result of stock outages, the Company, as needed, strategically increases its inventory levels held in its leased Anaheim, California warehouse. Combined with investment in new product molds, product testing and outside certifications, package design work, and further expansion of its capabilities in Thailand, the Company may require additional working capital to fund these strategic projects.

The Company's ability to maintain sufficient working capital is highly dependent upon achieving expected operating results.  Failure to achieve expected operating results could have a material adverse effect on the Company's working capital, ability to obtain financing, and its operations in the future.  However, achieving expected results as accomplished in 2017 and 2016, increased working capital and provided the Company with liquidity to transition into a new innovative category without creating debt.

Continued investment in product development is a critical requirement to ensure the Company's continued revenue growth.  Such projects are never held back because of funding shortfalls.  The Company allocated funds for such projects and if necessary certain members of the Company's senior management and Board of Directors have  historically supplemented the cash flow needs as required through short term, unsecured loans.

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

As of December 31, 2019, the base management fee is now equal to .30% and the interest rate on the loan was 6.75%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank,  bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables. For the years ended December 31, 2019 and 2018, the processing fees associated with the agreement were $40,006 and $45,157, respectively.

As of both Decembers 31, 2019 and 2018, the balance due to Sterling National Bank was $0.

On July 20, 2018, to support the Company’s future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 was allocated as a Capstone expansion working capital line.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020. Additional expansion of the line will be reviewed  by the bank as the need arises.

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

The Company’s operations could be disrupted by natural or human causes beyond its control

The Company’s operations are subject to disruption from natural or human causes beyond its control, including physical risks from hurricanes, severe storms, floods and other forms of severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases such as the COVID-19, any of which could result in suspension of operations or harm to people or the environment. While all of the Company’s operations are located in the United States, the Company participates in a Chinese product supply chain, and if a disease spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of labor or products or impede the travel of Company personnel, the Company’s ability to conduct normal business operations could be impacted which could adversely affect the Company’s results of operations and liquidity. Most of the Company products are sourced and made in China and a prolonged disruption of Chinese economy by COVID-19 or increased disruption of Chinese economy by COVID-19 could substantially and adversely impact the Company’s production of products. Currently, the Company’s Chinese suppliers have reopened and building to full production capabilities.

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

The markets for our products are highly competitive. In the consumer lighting market, we compete with companies that manufacture and sell traditional lighting products and we compete with companies that make smart mirrors for residential use, we compete with companies that have greater market share, name recognition and technical resources than we do. Competitors continue to offer new products with aggressive pricing. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.

With the increased demand for consumer LED lighting products, we will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand the LED lighting market is likely to become more competitive with additional pricing pressures. With the emerging and evolving smart mirror market, we face growing competition and rapidly changing product technology and functionalities.

As competition increases, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce smart, efficient and lower cost lighting products that meet the evolving needs of our customers will be critical to our success. Adequate, affordable and available funding is key to our ability to compete in LED lighting and smart mirror markets. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

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

We rely on a number of key OEM’s/manufacturers to supply our products.

We depend on a number of key OEM’s and their suppliers. Although alternative manufacturers with similar manufacturing capabilities are available, qualification and certification of many of these alternative manufacturers could take up to six months or longer to finalize. While we have developed some production capabilities through OEM in Thailand, we remain largely dependent on Chinese OEM’s.

Additionally, the inability of our suppliers to access capital efficiently could cause disruptions in their businesses, thereby negatively impacting ours. This risk may increase if an economic downturn negatively affects our OEM’s or their suppliers. Any delay in product delivery or other interruption or variation in supply from these suppliers could prevent us from meeting customer order requirements. If we were to lose a key supplier, if our key suppliers were unable to support our demand for any reason or if we were unable to identify and qualify alternative suppliers, our manufacturing operations could be interrupted or hampered significantly.

We rely on arrangements with independent shipping companies for the delivery of our products from vendors and to customers both in the United States and abroad. The failure or inability of these shipping companies to deliver products or the unavailability of shipping or port services, even temporarily, could have a material adverse effect on our business. We may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security.  The COVID-19 pandemic may negatively impact shipping products, but the full impact of the pandemic is not ascertainable as of the date of this Report.

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

Our operations and performance depend significantly on economic conditions. Uncertainty about global economic conditions could result in customers postponing purchases of our products in response to tighter credit, unemployment, events like the COVID-19 pandemic, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and, accordingly, on our business, results of operations or financial condition.

Additionally, our international sales are subject to variability as our selling prices become less competitive in countries with currencies that are declining in value against the U.S. Dollar and more competitive in countries with currencies that are increasing in value against the U.S. Dollar.

For example, the United States tariffs imposed on Chinese manufactured goods and  corresponding tariffs from China in response, may negatively impact demand and/or increase the cost for our products. These tariffs increases with reciprocal increases on U.S. goods imported into China and may provoke a full trade war between China and the U.S. continuing trade conflict could affect our business  as we currently produce our products mainly in China. The possibility and full extent of any trade conflicts and such a conflict's impact on our business or growth is uncertain as of the date of the filing of this Report.

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

Our current short-term debt level as of December 31, 2019 and 2018 was $0 for both years.  Our current funding availability consists of  cash on hand, the Sterling National Bank financing agreement to fund investment, operations, and private placement note agreements from insiders as needed. If we have a shortfall in revenues without a corresponding reduction to expenses, operating results may suffer.  We rely on and we may be unable to raise adequate funding or financing to survive unexpected revenue shortfalls, or to reduce operating expenses quickly enough to offset any such unexpected revenue shortfall from our lack of traditional bank financing.  If we are not able to access debt capital markets at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing).  Such financing would dilute the position of existing shareholders and put negative pressure on the market price of our Common Stock.

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

All of our sales in 2019 were transacted in U.S. dollars.  The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the Company volumes continue to increase, the leveraged buying power has enabled the Company to minimize the impact on costs. The last economic crisis revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

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

The risk of infringement claims may be greater in emerging products and technologies like smart mirrors.

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

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  In particular, our trademarks are of material importance to our business and are among our most important assets. In 2019, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  We own a number of patents; patent applications and other technology which we believe are significant to our business.

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

There may be emerging or new technologies patented by others.  These new technologies may be critical to competing in a product niche, especially one like the emerging smart mirrors in smart home industry.  We may be unable to license or affordably license new technologies owned by others and critical to competing in the product niche.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

To a significant extent, our success will depend on our senior management team, including the Chairman and Chief Executive Officer Mr. Stewart Wallach and other members of the executive team. The loss of any of these individuals could severely harm the business. Our success also depends on our ability to identify, attract, hire, train and retain highly skilled technical, managerial, and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. The inability to attract and retain such highly skilled personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.  We do not have key man life insurance.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of international business activities or the adoption of other tax reform policies.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the “Tax Reform Act”, was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate.  The impact of the Tax Reform Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Tax Reform Act was enacted. If we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.

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

A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, or man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our OEMs’  locations. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable as well, such as impacts to our customers, which could cause delays in new orders, delays in completing sales or even order cancellations.

Item 1B.  Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2019.

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

Effective November 1, 2019, the Company entered into a new prime operating lease with the landlord “431 Fairway Associates, LLC” ending June 30, 2023, for the Company’s executive offices located on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104  and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for a portion of common area maintenance charges in the leased premises which has been estimated at $12.00 per square foot  on an annualized basis of which the premises is approximately 4,694 square feet.

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong.  The original agreement which was effective from February 17, 2014 has been extended various times. On August 17, 2019, the lease was  further extended with a base monthly rate of $5,100 for six months until February 16, 2020. The Company decided not to renew and allowed this lease to expire.

CIHK entered into a six (6) month rental agreement effective from December 1, 2016 for a showroom and storage space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The lease with a base monthly rent of $1,290 expired August 16, 2019 and was further renewed for (6) months expiring on February 16, 2020. Effective February 17, 2020, the Company entered into a new six month lease expiring on September 30, 2020, with a base rate of $1,285 per month.

The Company's rent expense for the year ended December 31, 2019 and 2018 amounted to $100,616 and $108,024, respectively.

We believe that the facilities are well maintained, in compliance with environmental laws and regulations, and adequately covered by insurance. We also believe these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

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

As of March 1, 2020 there were approximately 291 holders of record (excluding OBO/Street Name accounts) of our Common Stock and estimated 46,413,261 outstanding shares of the Common Stock.

Dividend Policy

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last six years, and we presently have no intention of paying any cash dividends on shares of our Common Stock. We do not currently anticipate, based on existing financial performance, to be declaring or paying dividends on any series of our preferred stock in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion and development of our business. The future payment of dividends on shares of our Common Stock are at the sole discretion of our board of directors.

Recent Sales of Unregistered Securities

There were no unregistered securities sold during the year ended December 31, 2019. On August 6, 2019, Company granted: stock options to Mr. Guzy and Mr. Postal, who are directors of the Company, each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2019-2020: and a stock option to Aimee Brown, Secretary of the Company, for 10,000 stock option grants. The stock options were issued under an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under that act.

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

As of December 31, 2019 a total of 466,617 of the Company’s Common Stock has been repurchased at a total cost of $71,407.

The following summarizes any purchases of the Common Stock under the stock purchase program in fiscal years 2019 and 2018 :

Fiscal Period	Number of Shares Repurchased	Aggregate Purchase Price
FY 2019	466,617	$71,407
FY 2018	-	-
Total	466,617	$71,407

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Report contain forward-looking statements~~,~~ that involve risks and uncertainties.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms.  Forward-looking statements are not guarantees of future performance and Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading "Risk Factors," which are incorporated herein by reference.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.  All information presented herein is based on CAPC's fiscal year 2019 results.  Unless otherwise stated, references to particular years or quarters refer to the CAPC's fiscal years ended in December and the associated quarters of those fiscal years. Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Summary

The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief discussion of our business products, key factors that impacted our performance and a summary of operating results. The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

Capstone Companies, Inc. ("CAPC," "Capstone", "Company," "we" or "us") is a public holding company headquartered in the United States (organized under the laws of the State of Florida) and has its principal executive offices in Broward County, Florida and operating offices in Hong Kong SAR. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities in Hong Kong. The Company designs, markets and sells diverse consumer products including LED lighting for indoor and outdoor applications with the primary market being the United States. The latest product introduction to the Company’s portfolio is it’s Connected Surfaces program which is targeted for 2020 distribution.  The Company’s products are also distributed internationally in Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand, United Kingdom.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies. CIHK resident management team has extensive experience with low cost offshore OEM manufacturing and is led by an industry leader that has provided sourcing and procurement services to such recognized companies as Circuit City and Dicks Sporting Goods. Operating Management's experience in hardline product manufacturing and marketing prepared the Company for its entry into the LED market. The Company entered the LED consumer market ten years ago, at that time there was a significant opportunity for an innovative low-cost LED product supplier as the lighting industry was on its transition path from traditional lighting technologies to LED.

Capstone was early in the introduction of lower cost LED lighting products that had distinctive aspects to create greater appeal to consumers. The Company's lighting product lines through 2019 consist of decorative lighting, indoor and outdoor lighting fixtures   The Company’s power failure lighting and security products were initially sold under its wholly – owned subsidiary Capstone Industries' brand name through 2015.

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

The Company maintains and supplies core lighting products and follows a closely defined business strategy to develop and increase market leadership positions in these key product offerings. These product offerings are prioritized based on their capacity to maximize the use of the Company's core competencies and to deliver sustainable long-term growth.

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

As is true for any consumer product company, Capstone's financial and business results could be suddenly and adversely affected by changes in consumer purchasing habits, and tastes in any major market, trade barriers and tariff increases between countries and the economic impact of a global pandemic. Further, technological changes can unexpectedly affect such consumer purchasing habits and tastes. The Company seeks to develop and sell products that serve a basic consumer demand.

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

·
Strong and Constantly Evolving Competitive Environment. While we have demonstrated our abilities to compete successfully in the retail channels since our inception, competition in the marketplace we serve is strong. Many companies have made significant investments in product development, production equipment and product marketing. Product pricing pressures exist as market participants often initiate pricing strategies to gain or protect market share. To remain competitive, market participants must continuously increase product performance or functionality, reduce costs and develop improved ways to support their customers. To address these competitive measures, we invest in research and development activities to support new product development, sustain low product costs and deliver higher levels of performance and product functionality to differentiate our products in the market.

·
Profit Margins. The Company’s product planning strategies are driven by the need to deliver sustainable profit margins. This, in conjunction with close management of related marketing costs, are required to sustain or grow the Company’s market share.

·
Technological Innovation and Advancement. Innovation and advancements in consumer electronic categories continue to create expanded channel opportunities. The smart home category is expected to grow to $151.4 billion by 2024, a CAGR of 12% since 2018. Household penetration of smart homes was 33.2% in 2019 and is expected to grow to 53.9% by 2023. Through the Company’s continual research and development activities, differentiation of its smart home products and their related value to the consumer, a consistent market share expansion is anticipated.

Affordable Funding. The Company needs to maintain it historically affordable bank financing to support ongoing product development and new market penetration.

Intellectual Property Issues. Market participants rely on patented and non-patented proprietary information relating to product development and other core competencies of their business. Protection of intellectual property is important. Therefore, steps such as patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. The Company has not created a litigation reserve for intellectual property rights litigation. As a business judgment, the Company does not patent or copyright or trademark all intellectual property due to a combination of factors, including, in part, the cost of registration and maintenance of registration, odds and cost of successful defense of the registration and commercial value of the intellectual property rights. To enforce or protect intellectual property rights, litigation or threatened litigation is common. The Company has not sued any third parties over intellectual property rights.

Results of operations

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2019 represented 90% of revenues and we expect that region to continue to be the major source of revenue for the Company. We also derive a portion of our revenue from overseas sales. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers, associated duties and inbound freight. In addition, our cost of goods sold also include inventory adjustments, warranty claims/reserves and freight allowances. We source our manufactured products based on customer orders.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product cost fluctuations in the cost of our purchased components. See “Risk Factors” above in Item 1A.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of licensed brand royalties, sales representatives’ commissions, advertising and trade show expense and costs related to employee's compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
(In Thousands)
	December 31, 2019		December 31, 2018

	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, Net	$12,404	100.00%	$12,830	100.00%
Cost of sales	9,972	80.4%	9,937	77.5%
Gross Profit	2,432	19.6%	2,893	22.5%
Operating Expenses:
Sales and marketing	379	3.1%	915	7.1%
Compensation	1,554	12.5%	1,503	11.7%
Professional fees	435	3.5%	510	4.0%
Product development	349	2.8%	519	4.0%
Other general and administrative	648	5.2%	691	5.4%
Total Operating Expenses	3,365	27.1%	4,138	32.2%
Operating Loss	(933)	(7.5)%	(1,245)	(9.7)%
Other Income (Expense)
Miscellaneous Income (Expense), net	29	.2%	(55)	(0.4)%
Interest expense	(3)	-%	-	-%
Total Other Income (Expense)	26	.2%	(55)	(0.4)%

Loss Before Tax Benefit	(907)	(7.3)%	(1,300)	(10.1)%
Benefit for Income Tax	(15)	(.1)%	(289)	(2.2)%
Net Loss	$(892)	(7.2)%	$(1,011)	(7.9)%

Net Revenues

For the year ended December 31, 2019, net revenues were approximately $12.4 million, a decrease of $426 thousand or 3.3% from $12.8 million in fiscal 2018. The reduction in net revenues was primarily due to the increase in marketing and promotional allowances provided to retailers which was $1.181 million in 2019 as compared to $626 thousand in 2018 an increase of $555 thousand or 88.7%. These additional allowances were used to support the transition of product from licensed brands into Capstone brands.

In 2019 Capstone Lighting brands accounted for $12.4 million or 100% of revenue compared to $5.4 million or 41.9% in 2018.

The licensed products in 2019 had $0 revenue compared to $7.46 million or 58.1% in 2018.

For the years ended December 31, 2019 and 2018, international sales were approximately $1.2 million or 10% of revenue as compared to $1.3 million or 10 % of revenue, respectively.

The following table disaggregates revenue by major source:

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
		(In Thousands)			(In Thousands)
LED Consumer Products- US	$11,219	$-	$11,219	$4,733	$6,827	$11,560
LED Consumer Products-International	1,185	-	1,185	639	631	1,270
Total Revenue	$12,404	$-	$12,404	$5,372	$7,458	$12,830
% of Total Revenue	100%	-%	100%	42%	58%	100%

Gross Profit and Cost of Sales

Gross profit for the year ended December 31, 2019, was approximately $2.4 million, or 19.6% of net revenues, as compared to gross profit of $2.9 million or 22.5% of net revenues, for fiscal 2018. The reduction to revenue by $555 thousand of increased marketing allowance during 2019, had the impact of reducing gross profit by approximately 3.4% and was the main reason for the overall gross profit reduction from 22.5% in 2018 down to 19.6% in 2019. For the years ended December 31, 2019 and 2018, cost of sales were approximately $10.0 million and $9.9 million, respectively, an increase of $100 thousand or 1.0% from the previous year. This cost represents 80.4% and 77.5% of net revenues for 2019 and 2018, respectively. Overall product costs overseas have remained stable during the year resulting from the stronger U.S. dollar.

Operating Expenses

Sales and Marketing Expenses

In fiscal 2019 and 2018, sales and marketing expenses were approximately $379 thousand and $915 thousand respectively, a decrease of $536 or 58.5%. As a percent to revenue 2019 expenses were 3.1% as compared to 7.1% in 2018. During the year with the transition from licensed products to the Capstone brand many sales related expenses were greatly reduced. Royalty to TTI Floor Care for the Hoover® License was $0, a decrease of $312 thousand as compared to the $312 thousand in 2018. Royalty for the Duracell® license product, was $0 thousand, a reduction of $36 thousand as compared to the $36 thousand incurred in 2018. Sales agent commission in 2019 was $53 thousand a decrease of $172 thousand from $225 thousand in 2018.

Compensation Expenses

For fiscal 2019, compensation expenses were approximately $1.6 million an increase of $52 thousand or 3.5% from $1.5 million expensed in 2018. As a percent to revenue 2019 expenses were 12.5% as compared to 11.7% in 2018. Expenses in 2019 increased as we filled a new Social Media Specialist position to support the new online marketing campaign.

Professional Fees

For fiscal 2019, professional fees were approximately $435 thousand compared to $510 thousand in 2018, a decrease of $75 thousand or 14.7%. As a percent to revenue 2019 expenses were 3.5% as compared to 4.0% in 2018. In 2019, consulting fees were approximately $165 thousand the same amount as incurred in 2018. Accounting, Legal and other expenses were $270 thousand, a decrease of $75 thousand from $345 thousand in the prior year. In 2018, the Company incurred $78 thousand of added legal fees with the cost of court arbitration to resolve a stock dispute over the validity of a 1998 stock certificate and related request for corporate documents.

Product Development Expenses

For fiscal 2019, product development expenses were approximately $349 thousand as compared to $519 thousand, a decrease of $170 thousand or 32.7% from 2018. In 2019, the Company invested $207 thousand in the Smart Mirror development a $88 thousand reduction from 2018 which was higher as most of the initial development expense was incurred in that year. As a percent to revenue, 2019 expenses were 2.8% as compared to 4.0% in 2018. We have continued to invest in product design, software development, electrical engineering, product prototyping, testing and regulatory certifications by outside third-party testing laboratories related to the Smart Mirror project.

Other General and Administrative Expenses

For fiscal 2019 and 2018, other general and administration expenses were approximately $648 thousand and $691 thousand, respectively, a decrease of $43 thousand or 6.2%. As a percent to revenue 2019 expenses were 5.2% as compared to 5.4% in 2018. In 2019 we incurred $37 thousand of additional expense in the development of the Company’s new websites that did not incurred in 2018. That increase was offset by a reduction in legal expenses that had increased in 2018 as we incurred a "one-off" settlement charge of $63 thousand related to settlement of litigation described in “Legal Proceedings” of this Report.

Total Operating Expenses

In summary, in fiscal 2019, total operating expenses were $3.4 million or 27.1% of revenue as compared to $4.1 million or 32.2% of revenue in 2018. This represents a $774 thousand or 18.7% decrease over fiscal 2018.

Operating Loss

For the year ended December 31, 2019 the operating loss was approximately $933 thousand as compared to a $1.244 million operating loss in 2018 an improvement of $311 thousand over 2018.

In 2019, the overall operating result was negatively impacted by the $555 thousand increased marketing allowances provided to retailers. In the same period the Company further invested  a total of $497 thousand in developing the Smart Mirror technology, constructing new company websites with e-commerce capabilities, developing social media presence and marketing programs and launched the Smart Mirror portfolio at the 2020 CES Show. These expenditures negatively impacted the 2019 results, but they were are of the planned strategic investment to transition the Company into the Smart Home category.

Other Income (Expense)

For fiscal 2019 other income was approximately $26 thousand compared to a $55 thousand expense in 2018. The other income was the result of previous years accruals not being required and released to income. The Company through a combination of efficient cash flow management, favorable payment terms with our overseas suppliers and a strong cash position was able to eliminate the need for increased borrowing or purchase order funding which resulted in $3.3 thousand interest expense in 2019 and $0 expense in 2018.

Benefit for Income Tax

The effective tax rate was 1.6% in 2019 and 22.2% in 2018.

For the years ended December 31, 2019 and 2018 the benefit for income tax was estimated at $15 thousand compared to $289 thousand  in the same period 2018. The benefit was a result of the net loss incurred during the years.

Net Loss

For fiscal 2019 and 2018 net loss was approximately $892 thousand and $1.0 million, respectively, an improvement of approximately $118 thousand.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

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

Third-party forecasts and leading indicators suggest that the North American lighting market, will continue to increase in low-single digit range in 2020. Management expects to retain some lighting revenues, but the revenue growth will come from launching the new Connected Surfaces category.

Starting from July 19, 2018 with the implementation of U.S Customs tariff list 1, the current U.S. administration implemented tariff increases on products manufactured in China. Both governments over the course of 2019 were involved in an aggressive “trade war” which resulted in various tariff lists from 1 and ending at List 4B that were impacted by varying punitive tariff rates.

On January 15, 2020, as part of the improving relations with Chinese government trade officials, U.S. Customs issued a Federal Register notice reducing the rate of planned additional tariffs on List 4A products from 15% to 7.5%, effective February 14, 2020. The planned 15% tariff increase on List B was also suspended.

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

In 2017, as management recognized that the growth of the LED category was maturing, we sought a business opportunity that would prove equal to or greater opportunity than the LED business. While we currently continue to develop new LED products, the revenue potential has been lessened and our new product strategy was developed to seek products to supplement and compensate for declining revenues from our established product lines.

Our new portfolio is designed to appeal to a larger consumer base, especially products that will benefit from Company’s abilities in the areas of low-cost production and operations. The new Connected Surfaces portfolio seeks to address perceived consumer expectations of greater connectivity in appliances and products. The Connected Surfaces products have touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices are expected to retail at $500.00 per unit, with the goal to deliver consumer value for and to appeal to middle income consumers. Capstone’s new Connected Surfaces products are designed to provide the ease of connectivity in consumer devices that consumers have come to expect from use of smart phones.

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. We are confident in maintaining our revenue stream in the lighting business segment by continuing to introduce new innovative LED products. The first of these new LED products were introduced in 2019. These products were called LED Light Bars and introduced under the Capstone brand. By continuing to work diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our future selling prices and related margins of profit that could otherwise be impacted by ongoing trade disputes with China.

While the Company seeks to expand into consumer lighting products for the Smart Home segment, the Company may face competition not only from traditional competitors in the consumer lighting product industry companies, but also potential future competition from companies in smart home technology industry. Such possible future competition could come from companies like Ring, that makes smart, connected home security lighting devices and is owned by Amazon.com, Inc., or Nest, a maker of smart home technology and is owned by Alphabet, Inc. (formerly Google). Smart phone manufacturers, like Apple, Inc. and Samsung Electronics Co., could also enter the smart home product industry as a natural product expansion for smart phones that have growing capabilities to control home or consumer devices. Such future competition could undermine the Company’s ability to develop a new product line to compensate for the declining revenues from its established lighting product line.

In 2019, we were focused on the following priorities to support our goals of delivering higher revenue and profits and establishing a new product line and revenue source to compensate for the declining revenues from the matured lighting product line:

·
While maintaining our presence in LED lighting categories, the Company continued to invest in product development and engineering of Connected Surfaces Smart Home portfolio. This portfolio will offer potential revenue growth through product channel expansion. The Smart Home category is expected to grow to $151.4 billion by 2024, a CAGR of 12% since 2018. Household penetration of smart homes is 33.2% in 2019 and is expected to hit 53.9% by 2023. Our goal is to exploit this projected expansion of the Smart Home category with our new product line.

·	We committed to a formal Capstone Connected launch at the Consumer Electronics Show 2020.
·	We engaged a consumer technology public relations firm to assist in the launch of our Connected Surfaces product line and manage media contact for the Company.
·
We formalized and readied a Social Media Department to execute a social media campaign that will build awareness and drive viewership to our related platforms, websites, etc. Social media participation will include third party sites: Facebook, Instagram, Pinterest, Twitter and YouTube.

·
We launched the Company’s pre-sale website which will feature our first Smart Mirror from the Connected Surfaces portfolio direct to early adopters and completed the Capstone Connected website with e-commerce capabilities.

·	Maintained our customer care experience as part of our effort to build consumer loyalty.
·	We identified and had certified factory sources in Thailand as part of the manufacturing transition away from China.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2019
	Payments Due by Period
	Total	2020	2021	2022	After 2023
(In thousands)
Purchase Obligations	$635,593	$635,593	$-	$-	$-
Short-Term Debt	-	-	-	-	-
Long-Term Debt	-	-	-	-	-
Operating and Short Term Leases	262,688	75,602	73,290	75,492	38,304
Total Contractual Obligations	$898,281	$711,195	$73,290	$75,492	$38,304

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company's liability for goods and services in the normal course of business.
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

On July 18, 2019, Sterling National Bank renewed our existing line up to $7.5 million. Additional expansion of the line will be reviewed as the need arises.

Our cash balances as of December 31, 2019 and 2018 was approximately $3.1 million and $3.8 million, respectively.

As of December 31, 2019, and 2018 the loan balance for both years was $0.

The Company has continued its open market stock repurchase program, which is described under “Adoption of Stock Repurchase Plan” on page 25 of this Report.

Historically, our Directors have been a significant source of financing and they continue to support our operations as necessary. In 2017 the Company was able to pay off all Director debt and accumulated interest and has not incurred any Director debt since. As of December 31, 2019, and 2018, the notes payable to related parties for both years was $0.

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

Cash flow from operations are primarily dependent on our operation results adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. As of December 31, 2019, cash and cash equivalents decreased by $691 thousand as compared to a $154 increase in 2018.

	Years ended December 31,
Summary of Cash Flows	2019	2018
(In thousands)
Net cash provided by (used in):
Operating Activities	$(586)	$208
Investing Activities	(34)	(54)
Financing Activities	(71)	-
Net (decrease) increase in cash and cash equivalents	$(691)	$154

As of December 31, 2019 the Company’s working capital was approximately $2.9 million. Current liabilities were $688 thousand and include:
·	Accounts payable of approximately $274 thousand were amounts due vendors and service providers.
·	Accrued expenses of approximately $114 thousand.
·	Warranty provision for estimated defective returns in the amount of approximately $248 thousand.

Cash Flows provided by (used in) Operating Activities

Cash used in operating activities was approximately $586 thousand in 2019 compared with approximately $208 thousand provided by activities in 2018. The negative cash impact of the net loss of approximately $892 thousand, was partially offset by account collections during the year which reduced outstanding accounts receivables by $51 thousand and a $174 thousand increase in accounts payable.

Cash Flows used in Investing Activities

Cash used in investing activities in 2019 was approximately $34 thousand compared to $54 thousand in 2018. The Company continued to invest in new product molds and tooling. With the product expansion into Smart Home lighting and Smart Mirror categories, the Company's future capital requirements will increase. CIHK will try to negotiate favorable payment terms with our OEM manufacturers to reduce the amounts of upfront cash required when initiating new product line projects.

Cash Flows used in Financing Activities

Cash used in financing activities for the year ended December 31, 2019 and 2018, was approximately $71 thousand and $0 , respectively.

The Company repurchased 466,617 shares during the year. As of December 31, 2019, the Company had zero debt outstanding.

The Company's cash position reduced from $3.8 million at December 31, 2018 to $3.1 million at December 31, 2019.

The Company continued to negotiate beneficial payment terms with our main overseas manufacturers that resulted in reduced funding requirements to produce newly launched products.

At December 31, 2019, the Company was in compliance with all of the covenants pursuant to existing credit facilities. Management believes that our existing cash balances, cash flow from operations, the expansion credit line from Sterling National Bank and support of our Directors as needed will provide sufficient financial resources for the Company in 2020.

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

DIVIDENDS

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last six years and we presently have no intention of paying any cash dividends on shares of our Common Stock.

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

Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded. The Company may be subject to chargebacks from customers for negotiated promotional allowances, that are deducted from open invoices and reduce collectability of open invoices. As of December 31, 2019, the Company has recorded an allowance of approximately $263 thousand as a reduction of Accounts Receivables for such potential claims.

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

As of both December 31, 2019 and 2018, management has determined that the accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). ASU 2017-04 was effective for the Company’s fiscal year ended December 31, 2019. The adoption of ASU 2017-04 did not have a material effect on the Company’s consolidated financial statements.

Goodwill is subject to ongoing periodic impairment tests based on fair value of the reporting unit compared to its carrying amount, including goodwill. At December 31, 2019 and 2018, the required annual impairment test of goodwill was performed, and no impairment existed as of the valuation dates.

With the economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods. As of the date of issuance of these financial statements, the full impact to the Company’s financial position is not known.

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

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $1,654,000 available to the Company indefinitely and up to 80% of the operating loss can be used against future taxable income. The net deferred tax liability as of December 31, 2019 and 2018 was $0 and $12,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

The benefit for income taxes for the years ended December 31, 2019 and 2018 was calculated based on the estimated annual effective rate of 1.6% and 22.2%, respectively for both the full 2019 and 2018 calendar years.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2019, was effective at the reasonable assurance level.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the year ended December 31, 2019, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

The Chairman of our Audit Committee has reviewed the internal control reports in detail and has spoken to the external auditors in depth about the audit, the internal controls and the auditors' findings. The Chairman has had detailed discussions with the auditors about these matters, prior to, during, and on completion of the audit.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2019, for a more complete understanding of the matters covered by such certifications.

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

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy. An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors. In fiscal year 2019, all Directors attended the (1) one board meeting.

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

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's Independent Registered Public Accounting Firm, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2019 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ applicable standards.

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

In this context, the Audit Committee hereby reports as follows:

1)
Company's management has represented to the Audit Committee that the 2019 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for year 2019 with Company's management and the independent registered public accounting firm.

2)
The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, Kaufman, Rossin & Co., required by the PCAOB and has discussed with Kaufman, Rossin & Co., their independence.

3)
Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Commission on March 30, 2020.

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
·
Periodically reviewing and making recommendations to the Company Board of Directors about incentive compensation, stock or equity compensation plans, annual bonus programs and grants, any employee pension or welfare benefit plans and any similar forms of benefit plans; and

·
Periodically reviewing and approving corporate performance and corporate performance goals that are applicable to compensation of Company's chief executive officer and chief financial officer, evaluating the performance of those executives in light of corporate performance and corporate performance goals; and determining the compensation for the Company's chief executive officer and chief financial officer.

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

DIRECTOR MEETINGS IN FISCAL YEAR 2019

The Board of Directors had (1) one official meeting in year 2019. During 2019, all of the Directors attended 75% or more of the Board meeting, which were held during the period of time that such person served on the Board or such committee.

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

Board of Director – 2019 Compensation Table
Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	-	-	-
Gerry McClinton (2)	-	-	-
Jeff Guzy (3), (4),(5)	$9,692	$9,693	$19,385
Jeff Postal (3), (4),(5)	$9,692	$9,693	$19,385
Larry Sloven (2)	-	-	-

(1)	The individuals listed were appointed to the Board of Directors for 2019-2020.
(2)	Mr. Wallach, Mr. McClinton and Mr. Sloven as Company Employees did not receive compensation for participating as a Director on the Board.
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

(5)
On August 6, 2019, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2019-2020. The market value using the Binomial Lattice pricing model for each grant was $17,000. As the grant period covered 2019-2020 the cost impact in 2019 was $6,865 for each grant.

On May 31, 2019, the Company approved that effective on June 1, 2019, each independent director, namely Jeffrey Guzy and JeffreyPostal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be additional to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee. For the year ended December 31, 2019 both directors received $5,250 each in additional compensation.

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 68, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 64, is the Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 41, was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC.

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

Based solely upon a review of the copies of such forms furnished to the Company or other written representations, the Company believes that all of Section 16(a) filing requirements were met during fiscal year 2020 by the Company's directors and officers.

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

For 2019, the principal components of compensation for each officer were:
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

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Stewart Wallach,	2019	$301,521	$-	$-	$-	$-	$301,521
Chief Executive	2018	$301,521	$-	$-	$-	$-	$301,521
Officer (1,2,3,7,8)	2017	$301,521	$100,000	$-	$-	$-	$401,521

James G. McClinton,	2019	$191,442	$-	$-	$-	$-	191,442
Chief Financial	2018	$191,442	$-	$-	$-	$-	$191,442
Officer & COO (4,5,6,7,8)	2017	$191,442	$20,000	$-	$-	$-	$211,442

Footnotes:
(1) On February 5, 2020, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum.
(2) On February 5, 2018, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach would be paid $301,521 per annum.
(3) On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach would be paid $301,521 per annum.
(4) On February 5, 2020, the Company entered into a new Employment Agreement with James McClinton, , whereby Mr. McClinton would be paid $191,442 per annum.
(5) On February 5, 2018, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton would be paid $191,442 per annum.
(6) On February 5, 2016, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton would be paid $191,442 per annum.
(7) The Company has no non-equity incentive plans.
(8) The Company has no established bonus plan. Any bonus payments are made ad hoc upon recommendation of the Compensation  Committee. Bonuses are only paid on a performance basis.

EMPLOYMENT AGREEMENTS

Stewart Wallach, Chief Executive Officer and President.

On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach was paid $287,163 per annum. The initial term of this agreement began February 5th, 2016 and ended February 5th, 2018.

On February 5, 2018, the Company renewed the Employment Agreement with Stewart Wallach, whereby Mr. Wallach was paid $301,521 per annum. The term of this new agreement began February 5, 2018 and ended February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

On February 5, 2020, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The  term of this new agreement began February 5, 2020 and ends February 5, 2022. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

The February 5, 2020 Employment Agreement with Mr. Wallach was filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2019 - (as filed by the Company with the Commission on March 30, 2020).

Gerry McClinton, Chief Operating Officer and Chief Financial Officer.

On February 5, 2016, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton was paid $191,442 per annum. The initial term of this agreement began February 5, 2016 and ended February 5, 2018.

On February 5, 2018, the Company renewed the Employment Agreement with James McClinton, whereby Mr. McClinton was paid $191,442 per annum. The  term of this new agreement began February 5, 2018 and ended February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

On February 5, 2020, the Company entered a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The  term of this new agreement began February 5, 2020 and ends February 5, 2022. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

The February 5, 2020 Employment Agreement with Mr. McClinton was filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2019 (as filed by the Company with the Commission on March 30, 2020).

Common Provisions in both new Employment Agreements:

The following provisions are contained in each of the above employment agreements: If the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, as the case may be an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of "merit" based bonuses earned by the Executive during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive's health and dental insurance benefits for 6 months starting at the Executives date of termination. If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive's severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which were filed as exhibits to the Form 10-K by the Company for fiscal year ended December 31, 2019 (as filed by the Company with the Commission on March 30, 2020).

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY
As of December 31, 2019
Name	No. of Shares Underlying	% of Total Options Granted Employees in 2019	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in 2019
Stewart Wallach	-	-	-	-	-
Gerry McClinton	-	-	-	-	-

OTHER COMPENSATION (1)
NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2019	-	-	-	-	-
Chief Executive	2018	-	-	-	-	-
Officer	2017	-	-	-	-	-

Gerry McClinton	2019	-	-	-	-	-
Chief Operating	2018	-	-	-	-	-
Officer & Chief	2017	-	-	-	-	-
Financial Officer

Footnotes:
(1)	There were no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2019 TABLE
OPTIONS (1)
NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	-	-	-
Gerry McClinton	-	-	-

Footnotes:
(1)	The Company does not have any stock awards for the years specified for the above named senior officers.

2019 OPTION EXERCISES AND VESTED OPTIONS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-	-
Gerry McClinton	-	-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT
	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$301,521	-	$12,600	$17,250	$331,371
Gerry McClinton	$191,442	-	$11,000	$17,250	$219,692

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 23, 2020, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock". The table below sets forth, as of March 23, 2020, ("Record Date"), certain information $0.0001 par value per share, or "Common Stock" information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group.

There were  46,328,261 shares of Common Stock outstanding on the Record Date of March 23, 2020.

OWNERSHIP OF OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS
As of March 1, 2020
					ALL OPTION WARRANT SHARES
NAME, ADDRESS & TITLE	STOCK OWNERSHIP	PERCENTAGE OF STOCK OWNERSHIP	STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	% OF STOCK OWNERSHIP AFTER CONVERSION OF ALL OPTIONS & WARRANTS PLUS THOSE EXERCISEABLE WITHIN THE NEXT 60 DAYS	VESTED	EXPIRED	NOT VESTED
Stewart Wallach, CEO, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	9,831,745	21.2%	9,831,745	21.2%	-	-	-

Gerry McClinton, CFO, & Director, 431 Fairway Drive Suite 200, Deerfield Beach, FL 33441	33,664	0.1%	33,664	0.1%	-	-	-

Jeff Postal, Director, 431 Fairway Drive , Suite 200, Deerfield Beach, FL 33441	9,034,120	19.5%	9,334,120	20.2%	200,000	-	100,000

Aimee C. Gaudet, Secretary, 431 Fairway Drive , Suite 200, Deerfield Beach, FL 33441	-	0.0%	70,000	0.1%	60,000	-	10,000

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	52,800	0.1%	652,800	1.4%	600,000	100,000	100,000

Larry Sloven, Director, 431 Fairway Drive Suite 200, Deerfield Beach, FL 33441	52,800	0.1%	52,800	0.1%	-	-	-
ALL OFFICERS & DIRECTORS AS A GROUP	19,005,129	41.0%	19,975,129	43.1%	860,000	100,000	210,000

Notes to Table
(1)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

From time to time, the Company borrows working capital on a short-term basis, usually with maturity dates of less than a year, from Company directors and officers. The Company believes that these working capital loans are commercially reasonable, especially in light of the inability of the Company to obtain such short-term financing from traditional funding sources. As of December 31, 2019, all related party loans outstanding balance is $0.

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

On May 31, 2019, the Board of Directors approved that the Company’s outstanding loan balance as of December 31, 2018 of $904,109, owed to Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, would be offset as a dividend distribution from Capstone Industries, Inc to the Company as of December 31, 2018.

On May 31, 2019, the disinterested directors of the Board of Directors approved the use of up to $900,000 dividend distribution, to be completed by December 31, 2019, from Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, to the Company to provide working capital. As of December 31, 2019, the authorized distribution had been fully completed.

On February 4, 2020, the Board of Directors approved that the Company’s outstanding loan balance as of December 31, 2019 of $380,967, owed to Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, would be offset as a dividend distribution from Capstone Industries, Inc to the Company as of December 31, 2019.

On February 4, 2020, the disinterested directors of the Board of Directors of the Company approved the use of up to an aggregate of $1,000,000 profit distribution to the Company, to be completed by December 31, 2020, from Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, to provide working capital.

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

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market. The Company was not successful in recruiting additional, qualified and interested independent directors in fiscal year 2019.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to us by Kaufman, Rossin & Co., for professional services rendered for the years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees	$140,500	$90,000
Tax Fees	7,900	4,900
Total	$148,400	$94,900

The following is a summary of the fees paid by us to CBIZ and Mayer Hoffman McCann P.C., the Company’s former Independent Registered Public Accounting Firm, for the years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees	$15,000	$115,000
Tax Fees	8,750	7,975
Total	$23,750	$122,975

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

The Audit Committee pre-approved 100% of the Company's 2019 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC's final pre-approval rules.

Part IV

Item 15.  Exhibits, and Financial Statement Schedules Reports

(a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants for the Years Ended December 31, 2019 and 2018
F-2 Consolidated Balance Sheets as of December 31, 2019 and 2018
F-3 Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018
F-4 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2019 and 2018
F-5 Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018
F-6 Notes to Consolidated Financial Statements

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
3.1.1.1
Amendment to Amended and Restated Articles of Incorporation of Capstone Companies, Inc., as filed with Florida Secretary of State on June 8, 2016. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on June 8, 2016.

3.2	By-laws of Capstone Companies, Inc. Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
4.6	Description of Capstone Companies, Inc. Securities^
10.01	Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2020.^
10.02	Employment Agreement by Capstone Companies, Inc. and James McClinton, dated February 5, 2020.^
10.03
Amendment to Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated November 5, 2015. Incorporated by reference to Exhibit 10.12 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

10.04
Validity Guaranty to Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated June 4, 2016. Incorporated by reference to Exhibit 10.13 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

10.05	Trademark License with Hoover Inc. dated January 29, 2015. Incorporated by reference to Exhibit 10.14 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.
10.06	Amendment to Trademark License with Hoover Inc., dated January 29, 2016. Incorporated by reference to Exhibit 10.15 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.
10.07	Addendum dated January 1, 2019 to Consulting Agreement by Capstone Industries, Inc. and George Wolf. ^
10.08
Financial Services Agreement dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. Incorporated by reference to Exhibit 10.18 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

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

Note:  CHDT Corp. is a prior name of Capstone Companies, Inc.
^ Filed Herein.

Item 16.  Form 10-K Summary.  None.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 30th day of March 2020.

CAPSTONE COMPANIES, INC.

Dated:  March 30, 2020

By: /s/ Stewart Wallach
Stewart Wallach
Chief Executive Officer and Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 30, 2020

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 30, 2020

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 30, 2020

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 30, 2020

/s/ Larry Sloven
Larry Sloven
Director
March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBCIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capstone Companies, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Boca Raton, Florida

March 30, 2020

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
Assets:
Current Assets:
Cash	$3,131,249	$3,822,359
Accounts receivable, net	13,459	64,511
Inventories	24,818	27,497
Prepaid expenses	182,782	243,876
Income tax refundable	220,207	220,207
Total Current Assets	3,572,515	4,378,450

Property and equipment, net	65,649	75,720
Operating lease – right of use asset	214,202	-
Deposit	46,021	102,805
Goodwill	1,936,020	1,936,020
Total Assets	$5,834,407	$6,492,995

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$635,593	$461,446
Deferred rent incentive	-	108,844
Operating lease – current portion	51,174	-
Income tax payable	-	11,694
Total Current Liabilities	686,767	581,984

Long Term Liabilities:
Operating lease – long term portion	170,998	-
Deferred tax liabilities	-	12,000
Total Long Term Liabilities	170,998	12,000
Total Liabilities	857,765	593,984

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares		-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares		-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares		-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, outstanding 46,579,747 shares at December 31, 2019 and 47,046,364 shares at December 31, 2018	4,658	4,704
Additional paid-in capital	7,061,565	7,092,219
Accumulated deficit	(2,089,581)	(1,197,912)
Total Stockholders' Equity	4,976,642	5,899,011
Total Liabilities and Stockholders’ Equity	$5,834,407	$6,492,995
The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018

Revenues, net	$12,404,445	$12,830,324
Cost of sales	(9,972,871)	(9,936,745)
Gross Profit	2,431,574	2,893,579

Operating Expenses:
Sales and marketing	378,605	915,205
Compensation	1,554,286	1,502,590
Professional fees	435,143	510,022
Product development	348,745	518,969
Other general and administrative	647,696	691,466
Total Operating Expenses	3,364,475	4,138,252

Operating Loss	(932,901)	(1,244,673)

Other Income (Expenses):
Miscellaneous Income (Expense), net	29,505	(55,360)
Interest expense	(3,206)	-
Total Other Income (Expenses)	26,299	(55,360)

Loss Before Tax Benefit	(906,602)	(1,300,033)

Benefit for Income Tax	(14,933)	(288,975)

Net Loss	$(891,669)	$(1,011,058)

Net Loss per Common Share
Basic and Diluted	$(0.02)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	46,863,467	47,046,364

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2017	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,005,553	$(186,854)	$6,823,403

Stock options for compensation	-	-	-	-	-	-	-	-	86,666	-	86,666
Net Loss	-	-	-	-	-	-	-	-	-	(1,011,058)	(1,011,058)
Balance at December 31, 2018	-	-	-	-	-	-	47,046,364	4,704	7,092,219	(1,197,912)	$5,899,011

Stock options for compensation	-	-	-	-	-	-	-	-	40,707	-	40,707
Repurchase of shares	-	-	-	-	-	-	(466,617)	(46)	(71,361)	-	(71,407)
Net Loss	-	-	-	-	-	-	-	-	-	(891,669)	(891,669)
Balance at December 31, 2019	-	$-	-	$-	-	$-	46,579,747	$4,658	$7,061,565	$(2,089,581)	$4,976,642

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(891,669)	$(1,011,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,194	45,510
Stock based compensation expense	40,707	86,666
Noncash lease expense	20,248	-
(Benefit) for deferred income tax	(12,000)	(239,000)
Decrease in accounts receivable, net	51,052	4,303,210
Decrease in inventories	2,679	113,137
Increase (decrease) in prepaid expenses	61,094	(4,726)
(Increase) decrease in deposits	56,784	(89,189)
Increase (decrease) in accounts payable and accrued liabilities	174,147	(2,272,070)
Increase (decrease) in deferred rent incentive	(108,844)	108,844
(Decrease) in income tax payable	(11,694)	(613,088)
(Increase) in income tax refundable	-	(220,207)
(Decrease) in operating lease liabilities	(12,278)	-
Net cash provided by (used in) operating activities	(585,580)	208,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,123)	(53,866)
Net cash(used in) investing activities	(34,123)	(53,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of shares	(71,407)	-
Net cash(used in) financing activities	(71,407)	-

Net Increase (Decrease) in Cash	(691,110)	154,163
Cash at Beginning of Period	3,822,359	3,668,196
Cash at End of Period	$3,131,249	$3,822,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,206	$-
Income taxes	$-	$865,000

Non-cash financing and investing activities:

Operating lease – right-of-use asset at commencement	$224,550	$-

Operating lease liabilities at commencement	$234,450	$-
The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2019 and 2018 include the accounts of the parent entity and its wholly-owned subsidiaries. All material intra-entity transactions and balances have been eliminated in consolidation.

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

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing and selling home LED products through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company has developed a smart interactive mirror for residential use as a variant line for its lighting products, which was launched for market at the Consumer Electronics Show in early 2020. The development of the smart interactive mirror is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands.
The Company’s products are typically manufactured in China by contract manufacturing companies.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Liquidity

The Company reported a net loss of approximately $892 thousand for the year ended December 31, 2019 compared to a net loss of approximately $1.011 million for the year ended December 31, 2018. During the fiscal year 2019, the Company was able to transition customers from licensed brands into Capstone branded products, launched new LED lighting products, reduced operating expenses by $774 thousand and invested $207 thousand in the development of the Smart Mirror portfolio. At December 31, 2019, the Company continued to remain debt free, had a cash balance of $3.1 million and an available credit facility of $7.5 million subject to eligible collateral at Sterling National Bank. Management is confident that the Company has adequate cash on hand and availability on its credit facility to meet the Company’s liquidity requirements for the next twelve months.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of both Decembers 31, 2019 and 2018, accounts receivable serves as collateral when the Company borrows against its credit facilities.

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

As of both Decembers 31, 2019 and 2018, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:
	December 31,	December 31,
	2019	2018
Trade Accounts Receivables at year end	$276,551	$429,405
Reserve for estimated marketing allowances, cash discounts and other incentives	(263,092)	(364,894)
Total Accounts Receivable, net	$13,459	$64,511

The following table summarizes the changes in the Company’s reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:
	December 31,	December 31,
	2019	2018
Balance at beginning of the year	$(364,894)	$(194,061)
Accrued allowances	(89,666)	(191,468)
Reversal of prior year accrued allowances	-	1,749
Expenditures	191,468	18,886
Balance at year-end	$(263,092)	$(364,894)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

Inventory

The Company's inventory, which consists of finished LED lighting products for resale by Capstone, is recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the fiscal year 2019 and 2018, inventory write downs were $0 for each year. As of December 31, 2019, and 2018, respectively, the inventory was valued at $24,818 and $27,497.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of December 31, 2019, and 2018, respectively, prepaid expenses were $182,782 and $243,876.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Useful Life		December 31, 2019	December 31, 2018
Computer equipment and software	3-7 years	$53,819	$51,195
Machinery and equipment	3-7 years	157,267	170,567
Furniture and fixtures	3-7 years	6,828	6,828
Less: Accumulated depreciation		(152,265)	(152,870)
Property and Equipment, Net		$65,649	$75,720

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized by the Company during 2019 or 2018.

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

Depreciation and amortization expense was $44,194 and $45,510 for the years ended December 31, 2019 and 2018, respectively.

Leases

In February 2016, the FASB issued ASU no 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet and disclose key information about the leasing arrangements. The Company adopted the new standard with an effective date of January 1, 2019 on a modified retrospective approach. The Company has elected to take the practical expedient to separate lease and non-lease components for its operating lease. See Note 6 “ Operating Leases” for additional disclosures  as required by the new standard.

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

Goodwill is subject to ongoing periodic impairments tests based on fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At December 31, 2019 and 2018, the required annual impairment test of goodwill was performed, and no impairment existed as of the valuation dates.

With the economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods. The Company estimates the fair value of its single reporting unit relative to the Company's market capitalization.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income-loss by the weighted average number of shares of common stock outstanding as of December 31, 2019 and 2018. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2019 and 2018, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 1,000,00 and 970,001, respectively.

During the year ended December 31, 2019 a total of 180,001 stock options expired.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Basic weighted average shares outstanding	46,863,467	47,046,364
Dilutive options	-	-
Diluted weighted average shares outstanding	46,863,467	47,046,364

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer lighting products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities Capstone currently operates in the consumer lighting products category in the United States and in certain overseas markets. These products may be offered either under the Capstone brand or licensed brands.

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

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2019			For the Year Ended December 31, 2018
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated
Lighting Products- U.S.	$11,218,714	$-	$11,218,714	$4,732,927	$6,827,308	$11,560,235
Lighting Products-International	1,185,731	-	1,185,731	639,130	630,959	1,270,089
Total Revenue	$12,404,445	$-	$12,404,445	$5,372,057	$7,458,267	$12,830,324

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

Our payment terms may vary by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers and which country their corporate office is located. The time between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. In order to ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer.

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

During the year ended December 31, 2019 and 2018, Capstone determined that $0 and $1,749, respectively of previously accrued allowances were no longer required. The reduction of accrued allowances is included in net revenues for the years ended December 31, 2019 and 2018.

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

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying December 31, 2019 and 2018 balance sheets:
	December 31,	December 31,
	2019	2018
Balance at the beginning of the year	$212,495	$328,279
Amount accrued	180,797	59,981
Amount expensed	(145,442)	(175,765)
Balance at year-end	$247,850	$212,495

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $254,283 and $113,474 for the years ended December 31, 2019 and 2018, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For the year ended December 31, 2019 and 2018, product development expenses were $348,745 and $518,969, respectively.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $25,730 and $59,896 for the years ended December 31, 2019 and 2018, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities at December 31, 2019 and 2018, respectively:
	December 31,	December 31,
	2019	2018
Accounts payable	$273,606	$221,568
Accrued warranty reserve	247,850	212,495
Accrued compensation, benefits, marketing allowances and other expenses	114,137	27,383
Total accrued liabilities	361,987	239,878
Total	$635,593	$461,446

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation expense recognized during the years ended December 31, 2019 and 2018 was $40,707 and $86,666, respectively.

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

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 was effective for the Company’s fiscal year ended December 31, 2019. The adoption of ASU 2017-04 did not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, Topic 842, as amended, “Leases”. The ASU requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use asset model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term greater than 12 months regardless of the lease classification. Leases will be classified as a finance or operating lease. The lease classification will determine whether the lease expense is recognized based on effective interest rate method or a straight-line basis over the term of the lease. On January 1, 2019, the Company adopted the new lease standard using the modified retrospective approach.

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date. The liability is equal to the present value of the remaining minimum lease payments. The asset is based on the liability, subject to certain adjustments. Operating leases result in a straight-line expense (similar to operating leases under the prior accounting standard). The Company utilizes its incremental borrowing rate to discount the lease payments. See Note 6 “ Operating Leases” for additional disclosures as required by the new standard.

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

Major Customers

The Company had two customers who comprised 83% and 15% of net revenue during the year ended December 31, 2019, and 36% and 60% of net revenue during the year ended December 31, 2018, respectively. The loss of these customers would adversely impact the business of the Company.

For the years ended December 31, 2019 and 2018, approximately 10% and 10% respectively, of the Company’s net revenue resulted from international sales.

Major Customers
	Net Revenue %		Net Accounts Receivable
	Year Ended December 31,		Year Ended December 31,	Year Ended December 31,
	2019	2018	2019	2018
Customer A	83%	36%	$13,459	$38,090
Customer B	15%	60%	-	-
Total	98%	96%	$13,459	$38,090

Major Vendors

The Company had one vendor from which it purchased 97% of merchandise sold during the year ended December 31, 2019, and two vendors from which it purchased 60% and 16% of merchandise sold during the year ended December 31, 2018. The loss of this supplier could adversely impact the business of the Company.

As of December 31, 2019 and 2018, approximately 37% and 29%, respectively, of accounts payable were due to one vendor.

	Purchases %		Accounts Payable
	Year Ended December 31,		Year Ended December 31	Year Ended December 31,
	2019	2018	2019	2018
Vendor A	97%	60%	$100,705	$63,594
Vendor B	-%	16%	-	-
Total	97%	76%	$100,705	$63,594

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

With the exercise of all available options under the repurchase agreement and as the collateral used to substantiate the value of the note receivable was no longer available and as the possibility of the securities purchase agreement coming to a completion was doubtful, management determined that the fair value of the note at December 31, 2019 and December 31, 2018 was $0.

NOTE 4 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted. There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 7.0%. As of December 31, 2019 and 2018, the interest rate on the loan was 6.75% and 7.25%, respectively. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE (continued)

For the years ended Decembers 31, 2019 and 2018, the processing fees associated with the agreement were $40,006 and $45,157, respectively.

On July 20, 2018, to support the Company’s future needs, Sterling National Bank expanded the credit line up to $10,000,000 of which $2,000,000 had been allocated as a Capstone expansion working capital line.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020. Additional expansion of the line will be reviewed as the need arises.

As of both December 31, 2019, and 2018, there was no balance due to Sterling National Bank.

NOTE 5 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Capstone Companies, Inc. - Notes Payable to Officers, Directors and Related Parties

For the years ended December 31, 2019 and 2018, there have been no loan transactions with a Company Officer, Director or related parties.

As of December 31, 2019, and December 31, 2018, the Company had $0 notes payable to officers, directors and related parties.

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

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

On May 15, 2018, the Company entered into a lease agreement with the previous landlord to provide for a premise’s relocation, lease termination and new sublease agreement. Under the agreement the Company relocated its principal executive offices located at 350 Jim Moran Blvd, Suite 120, Deerfield Beach, Florida 33442 to 4,694 square feet of office space on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The original lease terminated on the relocation date, being July 1, 2018, and the parties proceeded under the terms of the sublease which expired on January 31, 2020. The base annual rent in the sublease remained at the same rate as the previous agreement until January 31, 2020. At the expiration of the sublease, the Company had the option to accept the prime lease with another 3 years renewal and with an option to renew for an additional 5-year period. If the Company decided to further extend the sublease after January 31, 2020, the Company would be subject to the terms and conditions of the prime lease. The base monthly rent was $7,312 to January 31, 2019 and then base rent would be $7,514 until January 31, 2020 which includes an estimate for portion of the common area maintenance.

As consideration for the lease amendment, the Company received a rate abatement from the landlord, effective May 1, 2018 and for four months to September 1, 2018. The landlord delivered the relocation premises in a “turnkey” condition with requested renovations made at no expense to the Company. As further consideration, the existing landlord agreed to pay the Company a $150,000 incentive to vacate the existing premises on completion of the relocation, which was fully paid as of December 31, 2018 and was being amortized over the life of the lease amendment and resulted in the recognition of lease incentive income of $870 per month.

On May 9, 2019, per the terms of the lease agreement, the current landlord was notified of the Company’s intent to take over the prime lease.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS (continued)

Effective November 1, 2019, the Company entered into a new prime operating lease with the landlord “431 Fairway Associates, LLC” ending June 30, 2023, for the Company’s executive offices located on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104  and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for a portion of common area maintenance charges in the leased premises which has been estimated at $12.00 per square foot  on an annualized basis of which the premises is approximately 4,694 square feet.

The Company's rent expense is recorded on a straight line basis over the term of the lease. The rent expense for the years ended December 31, 2019 and 2018 amounted to $100,616 and $108,024, respectively.

At  the effective date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of December 31, 2019 is as follows:
Assets
Operating lease - right-of-use asset	$214,202

Liabilities
Current
Current portion of operating lease	$51,174

Noncurrent
Operating lease liability, net of current portion	$170,998

Supplemental statement of operations information related to leases for the year ended December 31, 2019
Operating lease expense as a component of Other general and administrative expenses	$11,640

Supplemental cash flow information related to leases for the year ended December 31, 2019 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating lease	$13,567

Lease term and Discount Rate
Weighted average remaining lease term (months)	42
Operating lease

Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2019 are as follows:

Year	Operating Lease

2020	$65,312
2021	73,290
2022	75,492
2023	38,304
Total Minimum Future Payments	252,398

Less: Imputed Interest	30,226

Present Value of Lease Liabilities	$222,172

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

The Company had two short leases with durations of less than twelve months.

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong. The original agreement which was effective from February 17, 2014 has been extended various times. On August 17, 2019, the lease was further extended with a base monthly rate of $5,100 for six months until February 16, 2020. As the premises was no longer required as the employees were working remotely, the Company decided not to renew and allowed this lease to expire.

CIHK entered into a six-month rental agreement effective from December 1, 2016 for a showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The lease with a base monthly rent of $1,290 expired August 16, 2019 and was further renewed for six-months expiring on February 16, 2020. Effective February 17, 2020, the Company entered into a new six-month lease expiring on September 30, 2020, with a base rate of $1,285 per month and the space is available to renew as required.

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

On January 1, 2018, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2018 through December 31, 2018.

On January 1, 2019, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2019 through December 31, 2020.

The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time after December 31, 2015 convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2016, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach was paid $301,521 per annum. As part of the agreement, the base salary would be reviewed annually by the Compensation Committee for a potential increase, to at least reflect increases in the cost of living, but only if the Company shows a net profit for the year. The initial term of this agreement began February 5, 2016 and ended February 5, 2018.

On February 5, 2018, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach was paid $301,521 per annum. The initial term of this agreement began February 5, 2018 and ended February 5, 2020. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

On February 5, 2020, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2020 and ends February 5, 2023. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

On February 5, 2016, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton was paid $191,442 per annum. The term of this agreement began February 5, 2016 and ended February 5, 2018.

On February 5, 2018, the Company renewed the Employment Agreement with James McClinton, whereby Mr. McClinton was paid $191,442 per annum. The term of this new agreement began February 5, 2018 and ended February 5, 2020.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENCIES (continued)

On February 5, 2020, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The term of this new agreement began February 5, 2020 and ends February 5, 2022.

There is a common provision in both Mr. Wallach and Mr. McClinton's employment agreements:

If the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, as the case may be an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of "merit" based bonuses earned by the Executive during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive's health and dental insurance benefits for 6 months starting at the Executives date of termination. If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive's severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

Directors Compensation

On May 31, 2019 the Company approved that effective on June 1, 2019, each independent director, namely Jeffrey Guzy and Jeffrey Postal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be additional to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee.

On May 31, 2019, the Company also approved that the independent directors would be offered effective from June 1, 2019, the opportunity to participate as a non-employee in the Company’s Health Benefit Plan, subject to compliance with all plan participation requirements and on acceptance into the plan the director will be responsible to pay 100% of their plans participation cost.

Licensing Agreements

Under a February 4, 2015 Licensing Agreement with a floorcare company, Company markets home lighting products under the licensed brand of the floorcare company, to discount retailers, warehouse clubs, home centers, on-line retailers and other retail distribution channels in the U.S., Canada and Mexico. The initial term of the agreement was for 3 years. The Licensing Agreement did not have a guaranteed royalty stipulation.

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

As the Company did not achieve the stated net sales volume for the renewal period, the License expired on February 3, 2020.

Royalty expense related to this Licensing Agreement for the years ended December 31, 2019 and 2018, was $0 and $312,225, respectively.

On January 9, 2017, the Company finalized a Licensing Agreement with a globally recognized battery company that allowed the Company to market under the licensed brand, a specific product to a specific retailer in the warehouse club distribution channel. This agreement expired on December 31, 2018.

Royalty expense related to this Licensing Agreement with the battery company for the year ended December 31, 2019 and 2018, was $0 and $35,559 respectively.

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

During the year both Company’s agreed to temporarily pause the MBA agreement for specific months and restarted the engagement  with the same statement of work and terms as originally agreed.

Legal Matters

Cyberquest, Inc.

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

NOTE 7 - STOCK TRANSACTIONS

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

As of December 31, 2019, there were 1,000,000 stock options outstanding and 790,000 stock options vested. The stock options have a weighted average expense price of $0.435.

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
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

In applying the Binomial Lattice (Suboptimal) option pricing model to stock option granted, the Company used the following weighted average assumptions: The following assumptions were used in the fair value calculations of options granted during the year ended December 31, 2019:

Risk free interest rate – 1.53 – 1.73%
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

For the years ended December 31, 2019 and 2018, the Company recognized stock-based compensation expense of $40,707 and $86,666, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $21,283 will be recognized for these options in 2020.

The following table sets forth the Company’s stock options outstanding as of December 31, 2019 and 2018 and activity for the years then ended:
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding, January 1, 2018	1,026,670	$0.435	$0.345	2.45	$87,267
Granted	210,000	0.435	0.210	6.52	(59,010)
Exercised	-	-	-	-	-
Forfeited/expired	(266,669)	0.435	0.371	-	74,934
Outstanding, December 31, 2018	970,001	0.435	0.308	2.77	(272,570)
Granted	210,000	0.435	0.210	4.84	(64,050)
Exercised	-	-	-	-	-
Forfeited/expired	(180,001)	0.435	0.283	-	54,900
Outstanding, December 31, 2019	1,000,000	$0.435	$0.284	2.88	$(305,000)

Vested/exercisable at December 31, 2018	760,001	$0.435	$0.336	2.20	$(213,560)
Vested/exercisable at December 31, 2019	790,000	$0.435	$0.314	2.36	$(240,950)

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.435	20,000	0.46	$.435	20,000
$.435	10,000	1.50	$.435	10,000
$.435	10,000	4.01	$.435	10,000
$.435	100,000	0.01	$.435	100,000
$.435	10,000	5.50	$.435	10,000
$.435	100,000	0.60	$.435	100,000
$.435	10,000	5.60	$.435	10,000
$.435	100,000	1.60	$.435	100,000
$.435	10,000	6.60	$.435	10,000
$.435	200,000	2.60	$.435	200,000
$.435	10,000	7.60	$.435	10,000
$.435	200,000	3.60	$.435	200,000
$.435	10,000	8.60	$.435	10,000
$.435	200,000	4.60	$.435	-
$.435	10,000	9.60	$.435	-

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

As of December 31, 2019 a total of 466,617 of the Company’s Common Stock has been repurchased at a total cost of $71,407.

NOTE 8 - INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $1,654,000, available to the Company indefinitely and up to 80% of the operating loss can be used against future taxable income. The net deferred tax liability as of December 31, 2019 and 2018 was $0 and $12,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

Tax benefit for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	Year Ended December 31,
	2019	2018
Tax benefit at U.S. statutory rate	$(88,547)	$(273,007)
State income taxes, net of federal benefit	(13,260)	(105,808)
Tax effect of foreign operations	(3,801)	136,696
Non-deductible items	792	706
Valuation allowance	89,959	-
Other	(76)	(47,562)
Income tax benefit	$(14,933)	$(288,975)

The effective tax rate was 1.6% in 2019 and 22.2% in 2018 and the statutory tax rate was 24.4% in 2019 and 25.4% in 2018.

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

The income tax benefit for the years ended December 31, 2019 and 2018 consists of:

	2019	2018
Current:
Federal	$-	$(39,000)
State	1,000	(11,000)
Foreign	(4,000)	-
Deferred:
Federal	(11,000)	(187,000)
State	(1,000)	(52,000)
Income Tax Benefit	$(15,000)	$(289,000)

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	2019	2018
Deferred tax assets:
Net operating loss	$416,000	$218,000
Liabilities and reserves	25,000	116,000
Property and equipment and inventory	6,000	9,000
Stock options	85,000	75,000
	532,000	418,000
Deferred tax liabilities:
Defective warranty allowance	-	(29,000)
Gain/loss on disposal	(9,000)	(8,000)
Intangible assets	(433,000)	(393,000)
Valuation allowance	(90,000)	-
	(532,000)	(430,000)
Net deferred tax assets and liabilities	$-	$(12,000)

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

NOTE 9 – SUBSEQUENT EVENT

COVID-19 Pandemic:

Subsequent to year-end, the Company has been negatively impacted by the effects of the worldwide COVID-19 pandemic. During the months of February and March 2020, the Company’s Hong Kong office and Chinese suppliers were temporarily impacted by the closedown of facilities by local and regional authorities in their efforts to combat the spread of COVID-19. The CIHK staff worked remotely from home, however the factory closures delayed certain orders from the second quarter, 2020 until the third quarter 2020. These factories are now functioning, and orders are being produced both in China and in Thailand.

On March 9, 2020, the State of Florida declared a state of emergency in order to combat the spread of the COVID-19 pandemic. The Company in 2019 had expanded its IT systems to allow for remote operations and as of March 20, 2020, the Company’s U.S. staff have been working remotely from their homes.

The Company is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. The Company has taken some immediate steps to reduce operating costs and to conserve cash including reductions in rent and travel expenses and staff reductions.

These economic uncertainties may continue to have a downturn on capital markets and adversely affect the Company’s stock price, which may result in the impairment of the Company's goodwill. As of the date of issuance of these financial statements, the Company's goodwill is at risk of impairment relative to the market calitalization of the Company's outstanding common stock having fallen below the carrying value of the Company's sole reporting unit.