Form 10-Q
period 2020-03-31
CAPSTONE COMPANIES, INC.
filed 2020-07-02
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

The number of shares outstanding of each of the issuer’s classes of common stock, as of June 19, 2020, is as follows: 46,296,364 shares of Common Stock, $0.0001 par value per share. The issuer’s common stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

EXPLANATORY NOTE

The Company has relied upon SEC Release No. 34-88465 (the “SEC Order") issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (Exchange Act) in connection with the filing of the Form 10-Q Quarterly Report (Form 10-Q Report). The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020. As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on May 6, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of its Form 10-Q due to circumstances related to the COVID-19 pandemic.

Specifically, COVID-19 and related cautionary measures disrupted routine interactions among the Company’s accounting personnel, other staff and personnel in its offices in Florida and Hong Kong, and third parties, including suppliers of Company products,  involved in preparation and completion of the Quarterly Report. Additionally, COVID-19 resulted in the need to evaluate the various impacts of the pandemic on the Company’s business and financial statements. These impediments slowed the preparation and completion of the Company’s Form 10-Q Report.

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2020

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
Assets:	(Unaudited)
Current Assets:
Cash	$2,452,652	$3,131,249
Accounts receivable, net	69,973	13,459
Inventories	13,426	24,818
Prepaid expenses	140,583	182,782
Income tax refundable	966,179	220,207
Total Current Assets	3,642,813	3,572,515

Property and equipment, net	75,314	65,649
Operating lease – right of use asset	200,619	214,202
Deposit	11,147	46,021
Goodwill	1,645,961	1,936,020
Total Assets	$5,575,854	$5,834,407

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$837,344	$635,593
Operating lease – current portion	58,514	51,174
Total Current Liabilities	895,858	686,767

Long-Term Liabilities:
Operating lease – long-term portion	155,851	170,998
Deferred tax liabilities	172,287	-
Total Long-Term Liabilities	328,138	170,998
Total Liabilities	1,223,996	857,765

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, outstanding 46,296,364 shares at March 31, 2020 and 46,579,747 shares at December 31, 2019	4,630	4,658
Additional paid-in capital	7,034,185	7,061,565
Accumulated deficit	(2,686,957)	(2,089,581)
Total Stockholders' Equity	4,351,858	4,976,642
Total Liabilities and Stockholders’ Equity	$5,575,854	$5,834,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues, net	$148,977	$2,978,802
Cost of sales	(114,821)	(2,352,215)
Gross Profit	34,156	626,587

Operating Expenses:
Sales and marketing	211,973	191,875
Compensation	376,675	374,848
Professional fees	130,530	157,803
Product development	51,614	85,229
Other general and administrative	144,366	163,711
Goodwill impairment charge	290,059	-
Total Operating Expenses	1,205,217	973,466

Operating Loss	(1,171,061)	(346,879)

Other Expenses, net	-	(10,461)

Loss Before Tax Benefit	(1,171,061)	(357,340)

Benefit for Income Tax	(573,685)	(12,000)

Net Loss	$(597,376)	$(345,340)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	46,463,365	47,033,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019
(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2019	-	$-	-	$-	-	$-	46,579,747	$4,658	$7,061,565	$(2,089,581)	$4,967,642

Stock options for compensation	-	-	-	-	-	-	-	-	8,925	-	8,925
Repurchase of shares	-	-	-	-	-	-	(283,383)	(28)	(36,305)	-	(36,333)
Net Loss	-	-	-	-	-	-	-	-	-	(597,376)	(597,376)
Balance at March 31, 2020	-	$-	-	$-	-	$-	46,296,364	$4,630	$7,034,185	$(2,686,957)	$4,351,858

Balance at December 31, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,092,219	$(1,197,912)	$5,899,011
Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(45,470)	(3)	(8,612)	-	(8,615)
Net Loss	-	-	-	-	-	-	-	-	-	(345,340)	(345,340)
Balance at March 31, 2019	-	$-	-	$-	-	$-	47,000,894	$4,701	$7,094,632	$(1,543,252)	$5,556,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(597,376)	$(345,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,074	10,830
Stock based compensation expense	8,925	11,025
Noncash lease expense	13,583	-
Goodwill impairment charge	290,059	-
Provision (Benefit) for deferred income tax	172,287	(12,000)
(Increase) in accounts receivable, net	(56,515)	(2,284,747)
Decrease in inventories	11,392	10,196
Decrease in prepaid expenses	42,199	167,152
(Increase) decrease in deposits	34,874	(388)
Increase in accounts payable and accrued liabilities	201,752	277,389
(Increase) in income tax refundable	(745,972)	-
(Decrease) in deferred rent incentive	-	(25,017)
(Decrease) in operating lease liabilities	(7,807)	-
Net cash used in operating activities	(626,525)	(2,190,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,739)	-
Net cash used in investing activities	(15,739)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Shares	(36,333)	(8,615)
Net cash used in financing activities	(36,333)	(8,615)

Net Decrease in Cash	(678,597)	(2,199,515)
Cash at Beginning of Period	3,131,249	3,822,359
Cash at End of Period	$2,452,652	$1,622,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC", "Capstone" or the "Company"), a Florida corporation (formerly,"CHDT Corporation") and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2020 and results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

Effects of COVID-19

During the quarter ended March 31, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. During the months of February and March 2020, the Company’s Hong Kong office and Chinese suppliers were impacted by the closedown of facilities by local and regional authorities in their efforts to combat the spread of COVID-19. The CIHK staff worked remotely from home, however the factory closures delayed certain orders from the first quarter of 2020 until the second and third quarter 2020. These factories are now functioning, and orders are being produced both in China and in Thailand.

On March 9, 2020, the State of Florida declared a state of emergency in order to combat the spread of the COVID-19 pandemic. The Company in 2019 had expanded its IT systems to allow for remote operations and as of March 20, 2020, the Company’s U.S. staff have been working remotely from their homes.

Our business operations and financial performance for the three months ended March 31, 2020 were adversely impacted by the developments discussed above, including a significant decrease in net revenue resulting in an approximate 73% increase in the net loss for the three months ended March 31, 2020 as compared to the prior year. The decrease in net sales was driven by the overseas governments mandated factory closures related to COVID-19 resulting in the unavailability of components and the shipment of finished orders.

Our business may continue to be adversely impacted by the resurgence of COVID-19. This disruption could have a continued negative impact on the retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending which could negatively impact the demand for our products.

The Company reported a net loss of approximately $597 thousand for the three months ended March 31, 2020 compared to a net loss of approximately $345 thousand for the period ended March 31, 2019. The cash generated from operations was negatively impacted and the Company utilized $679 thousand of cash.

With orders now shipping to customers in the second quarter 2020, we expect that the cash generated from operations will gradually improve in the second and future quarters in 2020.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At March 31, 2020, the Company remained debt free, had a cash balance of $2.5 million and an available credit facility of $7.5 million at Sterling National Bank, subject to eligible collateral. This credit facility is up for renewal and is currently being negotiated, which Management expects to be finalized in the next couple of weeks.

As a result of the economic uncertainties caused by the COVID-19 pandemic, Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of March 31, 2020. The analysis concluded that the Company’s carrying value of its single reporting unit exceeded the fair value and the Company recognized $290,059 goodwill impairment charge in the quarter ended March 31, 2020.

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

On March 27, 2020, the current administration signed into law the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” The CARES Act, among other things, includes provisions related to net operating loss carryback periods. We were able to carryback the NOL to 2017 tax years and generate an estimated net refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net tax benefit of $573,685 which has been recorded in the first quarter 2020.

We identified and had certified a factory in Thailand that started producing orders for the Company in 2020. This additional manufacturing capacity will provide the Company with more flexibility in determining which factory location should produce goods for future orders, particularly if COVID-19 impacts Chinese manufacturing in a second wave pandemic.

With the United States now being impacted by a resurgence of COVID-19 pandemic, we believe the economic impact of the virus in the U.S. will continue through the third quarter and view this as a major disruption but should not impact our long-term strategy and initiatives.

As the COVID 19 pandemic subsides and markets reopen, we intend to execute our organic growth strategy, which is designed to enhance our market presence and expand our customer base.

The continuing spread of COVID-19 could result in a further expansion of the public health crisis that could adversely affect the U.S. economy and financial markets, consumer spending and confidence levels, resulting in a further economic downturn that could affect customer and consumer demand for our products. The overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations, therefore, remains uncertain. For example, if any of our major wholesale customers fail to return to normal operations, our revenue could decline, which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the quarter ended March 31, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. Our business operations and financial performance for the three months ended March 31, 2020 were adversely impacted which resulted in a $2.8 million or 95% decrease in net revenue. The Company reported a net loss of approximately $597 thousand for the three months ended March 31, 2020 compared to a net loss of approximately $345 thousand for the three months ended March 31, 2019, a net loss increase of approximately 73%.

The Company’s factory suppliers in Thailand and China are now fully functioning and shipping orders. However with the resurgence of the COVID-19 pandemic in the United States, the future impact on the retail market place remains uncertain, which places doubt on the timing of the Company’s new retail programs that are planned to be introduced later in the year, which could result in further reduced revenue and continued losses.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As the Company relies on cash generated from operations to support its ongoing business, based on the Company’s expected rate of consumption, if the new programs are delayed or postponed the Company will need additional working capital in the fourth quarter, 2020 and its prospects of obtaining that capital are uncertain at this time. The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, Management believes there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the filing date of this report.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. The Company has taken some immediate steps to reduce operating costs in the second quarter, 2020 and to conserve cash including reductions in rent, travel expenses and staff reductions and plans to make further cost reductions to further conserve liquidity.

At March 31, 2020, the Company continued to remain debt free, had a cash balance of $2.5 million and an available credit facility of $7.5 million at Sterling National Bank. This credit facility, which is subject to eligible collateral, is up for renewal and is currently being negotiated.

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

The Company’s products are typically manufactured in China and Thailand by contract manufacturing companies.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of March 31, 2020 and December 31, 2019, accounts receivable serves as collateral when the Company borrows against its credit facilities.

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

As of March 31, 2020 and December 31, 2019, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the components of Accounts Receivable, net:

	March 31,	December 31,
	2020	2019
Trade Accounts Receivables at period end	$69,973	$276,551
Reserve for estimated marketing allowances, cash discounts and other incentives	-	(263,092)
Total Accounts Receivable, net	$69,973	$13,459

Inventories

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of March 31, 2020 and December 31, 2019, prepaid expenses were $140,583 and $182,782, respectively.

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

Goodwill is subject to ongoing periodic impairments tests based on fair value of the reporting unit compared to its carrying amount, including goodwill. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At December 31, 2019, the required annual impairment test of goodwill was performed, and no impairment existed as of the valuation date.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of the economic uncertainties caused by the COVID-19 pandemic, we determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of March 31, 2020. The analysis concluded that the Company’s  carrying value of its single reporting unit exceeded the fair value and the Company recognized $290,059 goodwill impairment charge in the quarter ended March 31, 2020 as shown in the following table.

Balance at December 31, 2019	$1,936,020
Impairment charge	(290,059)
Balance at March 31, 2020	$1,645,961

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

Fair Value Measurement

The accounting guidance under Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the hierarchy are as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Significant unobservable inputs.

The input used in the goodwill fair value calculation falls within level 1 hierarchy.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2020 and 2019, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 900,000 and 870,001, respectively.

During the period ended March 31, 2020 a total of 100,000 stock options expired.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019
Basic weighted average shares outstanding	46,463,365	47,033,670
Dilutive options	-	-
Diluted weighted average shares outstanding	46,463,365	47,033,670

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

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expense.

The following table disaggregates net revenue by brand and geographical area:

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Capstone Brand	License Brands	Total Consolidated	Capstone Brand	License Brands	Total Consolidated
Lighting Products- U.S.	$48,303	$-	$48,303	$2,677,627	$-	$2,677,627
Lighting Products-International	100,674	-	100,674	301,175	-	301,175
Total Revenue	$148,977	$-	$148,977	$2,978,802	$-	$2,978,802

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

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying March 31, 2020 and December 31, 2019 balance sheets:

	March 31,	December 31,
	2020	2019
Balance at the beginning of the period	$247,850	$212,495
Amount accrued	-	180,797
Expenditures	(115,919)	(145,442)
Balance at period-end	$131,931	$247,850

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $188,808 and $171,457 for the three months ended March 31, 2020 and 2019, respectively.

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

For the three months ended March 31, 2020 and 2019, research and development expenses were $51,614 and $85,229, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $13,782 and $7,866 for the three months ended March 31, 2020 and 2019, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
Accounts payable	$189,008	$273,606
Accrued warranty reserve	131,931	247,850
Accrued compensation, benefits, marketing allowances and other liabilities	516,405	114,137
Total accrued liabilities	648,336	361,987
Total	$837,344	$635,593

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law.  The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic.  The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years.

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

Stock-based compensation expense recognized during the periods ended March 31, 2020 and 2019 was $8,925 and $11,025, respectively.

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

Recent Accounting Standards

To be Adopted in a Future Period

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”). The amendments in ASU 2019-12 seek to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP in other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019-12 may have on the Company’s Consolidated Financial Statements.

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-03 did not have a material effect on the Company’s consolidated financial statements.

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

Major Customers

The Company had two customers who comprised 82% and 18%, respectively, of net revenue during the three months ended March 31, 2020 and one customer who comprised 100% of net revenue during the three months ended March 31, 2019. The loss of these customers would adversely impact the business of the Company.

For the three months ended March 31, 2020 and 2019, approximately 68% and 10%, respectively, of the Company's net revenue resulted from international sales.

As of March 31, 2020, approximately $43.6 thousand or 62% of accounts receivable was from one customer and approximately $26.4 thousand or 38% came from a second customer. As of December 31, 2019, approximately $13.5 thousand or 100% of accounts receivable was from one customer.

Major Vendors

The Company had two vendors from which it purchased 66% and 18%, respectively, of merchandise during the three months ended March 31, 2020, and one vendor from which it purchased 100% of merchandise during the three months ended March 31, 2019. The loss of these suppliers could adversely impact the business of the Company.

As of March 31, 2020, approximately $23.9 thousand or 100% of accounts payable was due to one vendor. As of December 31, 2019, approximately $100.7 thousand or 100% of accounts payable were due to one vendor.

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

There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 7%. As of March 31, 2020, and December 31, 2019, the interest rate on the loan was 5.25% and 6.75%, respectively. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

For the periods ended March 31, 2020 and 2019, the processing fees associated with the agreement were $333 and $10,494 respectively.

NOTE 3 – NOTES PAYABLE (continued)

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020. Additional expansion of the line will be reviewed as the need arises.

This credit facility is up for renewal and is currently being negotiated. In the unlikely event that the Company is unable to renew the credit agreement we will need to seek a new credit facility to fund our operations and future growth. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

As of March 31, 2020, and December 31, 2019, there was no balance due to Sterling National Bank.

The Company, through Sterling National Bank, applied under the Paycheck Protection Program (“PPP”). The PPP was enacted on March 27, 2020 as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On May 11, 2020, the Company received loan proceeds in the amount of approximately $89,600.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. The Company believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot be certain that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan. Under Small Business Administration and Treasury Department guidelines issued in May 2020, a borrower must apply for the forgiveness of the loans by filing SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for offices and showroom facilities in Fort Lauderdale, Florida and in Hong Kong, expiring at varying dates. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company's rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the periods ended March 31, 2020 and 2019 amounted to $47,447 and $21,264, respectively. The rent increase in the quarter ended March 31, 2020 resulted from the expiry of a $8,383 monthly rent incentive that ended January 31, 2020. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of March 31, 2020 is as follows:

Assets
Operating lease - right-of-use asset	$200,619

Liabilities
Current
Current portion of operating lease	$58,514

Noncurrent
Operating lease liability, net of current portion	$155,851

Supplemental statement of operations information related to leases for the three months ended March 31, 2020 is as follows:

Operating lease expense as a component of other general and administrative	$17,460

Supplemental cash flow information related to leases for the three months ended March 31, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating lease	$11,684

Lease term and Discount Rate
Weighted average remaining lease term (months)	39
Operating lease
Weighted average Discount Rate
Operating lease	7%

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2020 are as follows:

Year	Operating Lease
2020, remaining nine months	$53,628
2021	73,290
2022	75,492
2023	38,304
Total Minimum Future Payments	240,714

Less: Imputed Interest	26,349

Present Value of Lease Liabilities	$214,365

The Company has one short term lease with a duration of less than twelve months.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

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

On February 5, 2020, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The term of this new agreement began February 5, 2020 and ends February 5, 2022.

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

On June 10, 2020 the Company approved that effective on August 1, 2020 until August 1, 2021, each independent director, namely Jeffrey Guzy and Jeffrey Postal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be additional to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee.

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Public Relations Agreement

On September 27, 2018, the Company executed a public relations services agreement with Max Borges Agency, (“MBA”), a full – service public relations and communications agency with offices in Miami and San Francisco. The Company entered into the Agreement to obtain assistance from a nationally recognized firm, specializing in the development of product branding, marketing and launching of technology products. The agreement was effective on October 1, 2018 with an initial 180-day term, which either party can cancel with 60 days advanced notice in writing on or after the 120th day of the effective date. MBA will receive a monthly fee of $11,250 and $476 subscription fee due on the first of each month.

During 2019 both Companies agreed to temporarily pause the MBA agreement for specific months and restarted the engagement with the same statement of work and terms as originally agreed.

On January 21, 2020, the Company provided MBA with 60 days cancellation notice and the agreement ended March 31, 2020.

During the three months ended March 31, 2020, the Company incurred $33,750 of services fees and $952 of subscription fees.

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

On June 10, 2020, the Company granted 100,000 stock options each to two directors of the Company for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary. The Director options have a strike price of $.435 with an effective date of August 6, 2020 and will vest on August 5, 2021 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2020 and will vest on August 5, 2021 and have a term of 10 years.

As of March 31, 2020, there were 900,000 stock options outstanding and 690,000 stock options vested. The stock options have a weighted average expense price of $0.435.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the three-month period ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $8,925 and $11,025, respectively.

Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $12,358 will be recognized for these options in 2020.
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

NOTE 5 - STOCK TRANSACTIONS (Continued)

On August 29, 2018, the Company’s Board of Directors authorized and directed the Company’s management to establish a trading account at a brokerage firm for the Company to conduct open market purchases of the Company’s Common Stock in accordance with the terms and conditions of the Company’s current stock repurchase program and to fund said account from available cash of the Company but not to exceed such amount that would cause the Company to be unable to pay its bona fide debts.

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

On March 30, 2020, Wilson Davis & CO., Inc., advised the Company that 750,000 of the Company’s Common Stock had been repurchased to complete the authorized Purchase Plan.

On June 10, 2020, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2021.

During the quarter ended March 31, 2020 a total of 283,383 of the Company’s Common Stock has been repurchased at a total cost of $36,333.

As of March 31, 2020, since the start of the program, a total of 750,000 of the Company’s Common Stock has been repurchased at a total cost of $107,740.

NOTE 6 - INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $1,654,000, available to the Company indefinitely and up to 80% of the operating loss can be used against future taxable income.

As of March 31, 2020, the Company had $0 net operating loss carry forward available to the Company.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law.  The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic.  The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the NOL to 2017 tax years and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of $573,685 which has been recorded in the first quarter 2020.

The effective tax rate as of March 31, 2020 was 49.0% and 3.4% as of March 31, 2019 and the statutory tax rate was 25.2% in 2020 and 24.4% in 2019.

NOTE 6 - INCOME TAXES (Continue)

The income tax (benefit) for the three months ended March 31, 2020 and 2019 consists of:

	2020	2019
Current:
Federal	$(745,972)	$-
State	-	-

Deferred:
Federal	167,538	(11,340)
State	4,749	(660)
Income Tax (Benefit)	$(573,685)	$(12,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Commission on March 30, 2020.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business as well as in "Risk Factors," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

•
COVID-19 on our financial condition and operations, which could adversely affect our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, and the current, and uncertain future, other impacts of the COVID-19 outbreak, including its effect on the retail market place and the closure of retail stores and its effect on consumer confidence and on the ability or desire of consumers to purchase nonessential goods, which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, cash flows, liquidity, demand for consumer products and share price.

•	our success in reducing operating expenses and the impact of any such reductions.
•	our ability to work with Sterling National Bank to renew our existing credit facility and maintain sufficient collateral.
•
adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence.

•	the spread of epidemics, pandemics, and viral outbreaks.
•	our anticipated need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.
•
our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern.

•	an impairment of our goodwill, including in connection with the preparation of our financial statements as of March 31, 2020 and in future reporting periods.
•	the risks and increased costs associated with operating internationally.
•	fluctuations in foreign currency exchange rates.
•	our expansion into and investments in new categories.
•	our inability to obtain adequate insurance coverage.
•	volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow.
•	our inability to recruit or retain qualified personnel or the loss of key personnel.
•	our inability to keep pace with developments in technology.
•	other factors are set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown.

The Company is a "penny stock" company under Commission rules and the public stock market price for our Common stock is impacted by the lack of significant institutional investor and primary market maker support. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings.

The above examples are not exhaustive and new risks emerge from time to time. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we expect to operate in the future. These forward-looking statements speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law.

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

(5)	"China" means People’s Republic of China.
(6)	"W" means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	"SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(10)	"Subsidiaries" means Capstone Industries, Inc. ("CAPI"), Capstone International H.K Ltd., ("CIHK"), and Capstone Lighting Technologies, Inc. ("CLTL").
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31st, 2019.
(12)	"LED" or "LED's" means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	"OEM" means "original equipment manufacturer."
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

Effects of COVID-19

In March 2020, a novel strain of coronavirus (COVID-19) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.

During this period, CAPC has been focused on protecting the health and safety of our staff, managing supply chain issues that may arise and to minimize potential disruptions to our customers, while managing our business in response to a changing dynamic. To that end, January 2020, our Hong Kong office was closed, and all the employees worked remotely from home. In March 2020 with the implementation of the State of Florida “Stay at Home Order”, the corporate office was closed, and the staff have worked remotely from home. Many retail customers have been negatively impacted by the pandemic with closed stores or operating in a reduced capacity and demand for consumer goods has declined significantly which has delayed the purchase of additional products from us or resulted in delayed or cancelled orders. As the pandemic continues the retail marketplace may continue to decline, which has reduced and may continue to reduce revenue and, as a result, could adversely affect our operating results and financial condition. The overall negative impact of COVID-19 on the economy has also impacted, and may continue to impact, the number of potential retail customers with the decline of consumer confidence. Retailers in certain of our international regions have begun to reopen.

Our business operations and financial performance for the three months ended March 31, 2020 were adversely impacted by the developments discussed above, including a significant decrease in net revenue resulting in an approximate 73% increase in the net loss for the three months ended March 31, 2020 as compared to the prior year. The decrease in net sales was driven by the overseas governments mandated factory closures related to COVID-19 resulting in the unavailability of components and the shipment of finished orders.

The Company reported a net loss of approximately $597 thousand for the three months ended March 31, 2020 compared to a net loss of approximately $345 thousand for the period ended March 31, 2019. The cash generated from operations was negatively impacted and the Company utilized $679 thousand of cash.

In addition to the impacts on our sales outlined above, this pandemic has also impacted the operations of our third-party logistics providers and our manufacturing and supplier partners, including through the closure or reduced capacity of facilities and operational changes to accommodate social distancing. In addition, as the pandemic progresses, throughout our supply chain we may face further disruptions or increased operational and logistics costs.

With orders now shipping to customers in the second quarter 2020, we expect that the cash generated from operations will gradually improve in the second and future quarters in 2020.

As we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. We are currently in the final stages of renewing our credit facility with Sterling National Bank, which we expect to execute in the next couple of weeks. In the unlikely event we are unable to renew our credit agreement we will need to seek a new credit facility to fund our operations and future growth. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. With our reported losses in recent years, we cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. Additional actions include, among others, reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, and limiting certain marketing expenditures. We are also currently evaluating benefits that may be available to us under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and similar legislation in foreign jurisdictions.

We are unable as of the date of the filing of this Form 10-Q report to predict the full extent of the pandemic on our business and financial affairs and prospects.

Goodwill Impairment

As a result of the impact of COVID-19, we determined that sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of March 31, 2020. The analysis concluded that the Company’s carrying value of its single reporting unit exceeded the fair value and the Company recognized $290,059 goodwill impairment charge in the quarter ended March 31, 2020.

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods. The Company estimates the fair value of its single reporting unit relative to the Company's market capitalization.

Liquidity and Going Concern

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, inventory, and capital investments from cash flows from operating activities, cash on hand, and borrowings available under our Sterling National Bank credit facility. Our working capital requirements generally reflect the seasonality and growth in our business as we recognize the majority of our net revenues in the last two quarters of the year. Our capital investments have included new product design and development, and investment and improvements in information technology and social media systems.

During the quarter ended March 31, 2020, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. Our business operations and financial performance for the three months ended March 31, 2020 were adversely impacted which resulted in a $2.8 million or 95% decrease in net revenue. The Company reported a net loss of approximately $597 thousand for the three months ended March 31, 2020 compared to a net loss of approximately $345 thousand for the three months ended March 31, 2019, a net loss increase of approximately 73%.

The Company’s factory suppliers in Thailand and China are now fully functioning and shipping orders. However with the resurgence of the COVID-19 pandemic in the United States, the future impact on the retail market place remains uncertain, which places doubt on the timing of the Company’s new retail programs that are planned to be introduced later in the year, which could result in further reduced revenue and continued losses.

As the Company relies on cash generated from operations to support its ongoing business, based on the Company’s expected rate of consumption, if the new programs are delayed or postponed the Company will need additional working capital in the fourth quarter, 2020 and its prospects of obtaining that capital are uncertain at this time. The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, Management believes there is substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the filing date of this report.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. The Company has taken some immediate steps to reduce operating costs in the second quarter, 2020 and to conserve cash including reductions in rent, travel expenses and staff reductions and plans to make further cost reductions to further conserve liquidity.

At March 31, 2020, the Company continued to remain debt free, had a cash balance of $2.5 million and an available credit facility of $7.5 million at Sterling National Bank. This credit facility is currently up for renewal and subject to eligible collateral.  However, in the unlikely event that we are unable to renew our credit facility with Sterling National Bank, we would seek a new credit facility to fund our operations and future growth and we would take actions to further reduce our expenditures, including reductions to our discretionary spending and changes to our investment strategies, negotiating payment terms with our customers and vendors, reductions in compensation costs, including through temporary reductions in pay and layoffs, and limiting certain marketing expenditures. In addition, we would seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. Although we believe we have adequate sources of liquidity over the long-term, an economic recession or a slow recovery could adversely affect our business and liquidity.

Refer to our “Risk Factors” section included in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of risks related to our indebtedness. Additionally, as discussed in the "Overview", as we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. These actions include those noted above.

Our Growth Strategy

The Company's focus in recent years has been in the integration of LEDs into most commonly used lighting products in today's home. The LED markets are now mainstream in consumer lighting products. The Company believes that the component and production costs of LED lighting products will continue to lower due to technological and production developments.

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

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. While we believe that the markets for LED home products will remain competitive during fiscal 2020, we are confident in maintaining our revenue stream in the lighting business segment by continuing to introduce new innovative LED products. By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by ongoing trade disputes between the United States and China. The pandemic of COVID-19 has impacted the Chinese economy and could, if it continues to spread in China, hamper shipments of products from China, which produces almost all of our products. Our factory partners in China have been authorized by their local authorities to reopen and their employees have returned to work. However, as a result of the production delays in China, customer orders that were planned to be shipped in the first quarter, 2020 have been rescheduled for shipment in the second and third quarters, 2020. We have identified and had certified a factory in Thailand that started producing orders for the Company in 2020. This will provide the Company with more flexibility in determining which location should produce goods for future orders. With the United States now being impacted by the COVID-19 pandemic we believe the impact of the virus in the U.S. will happen during the first half of this year and view this as a relatively short-term disruption that should not impact our long-term strategy and initiatives.

We are not able to determine the long-term impact of any future reliance on or expanded reliance on production of products in Thailand as of the date of the filing of this Form 10-Q Report due to a lack of a sufficient period of operational experience under the expansion and the unknown extent to which we may have to rely more on production in Thailand in the future.

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

Organic Growth Strategy

As the COVID 19 pandemic subsides and markets reopen, we intend to execute our organic growth strategy, which is designed to enhance our market presence, expand our customer base and be an industry leader in new product development. Key elements of our organic growth strategy include:

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

While our focus of Connected Surface products is the smart home market, smart mirrors are being employed by retailers like Ralph Lauren and Neiman Marcus to allow customers to compare outfits on fitting room smart mirrors. Further, smart mirrors are emerging in fitness industry for interactive workouts at home and at gyms. The automobile industry is also an emerging potential industry for smart mirrors, especially with emerging self-drive, self-park technologies and growing use of interactive surfaces in vehicles. As of the date of this Form 10-Q Interim Report, Company’s focus in Connected Surfaces products in the smart home industry.

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

Product Quality: We: offer quality products allowing consumers to maximize the benefits of adopting innovative lifestyle products. We design, manufacture and sell quality and reliable products across all of our brands with functional advantages that are cost competitive. We achieve this, in part, through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party product testing. To deliver cost-competitive products, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary manufacturing process.

The Company's product characteristics are designed to satisfy the following:

•	To make everyday tasks or usage simpler and more enjoyable for consumers.
•	While continuing to focus on increased profit margins, the products must be affordable to win at the point of sale and deliver increased revenues for retail partners.
•	The products must represent significant value when compared with items produced or marketed by competitive consumer product companies; and
•	Wherever feasible, the products must be unique to the market whether this be accomplished though design techniques, added functionality or some proprietary innovation.

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

The U.S federal government has imposed tariffs on certain Chinese imports. During 2019, the Company’s products were sourced in China and were impacted by the imposed tariffs. Future U.S. policy changes that may be implemented, including further increased tariffs could have a negative consequence on the Company’s financial performance depending how the changes influence many factors, including business and consumer sentiment. While developments in 2020 indicate a possible resolution or partial resolution of existing Chinese American trade dispute, there is no assurance that a comprehensive or lasting resolution will occur in 2020.

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

As a result of COVID-19 pandemic, CIHK being in Hong Kong, the personnel have been working remotely from home, but the full extent and impact of the pandemic in China and Hong Kong remains uncertain as of the date of this Report.

Perceived Weaknesses

Capstone believes that its competitive weaknesses are: (1) it does not possess the business, marketing and financial resources of larger competitors; (2) the Company is actively building its new Social Media marketing programming and its e-commerce development but does not yet have a prominent social media presence and the impact of the Social Media campaign is not certain as of the date of this Report; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its current products lines are focused on consumer LED lighting and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Report; (5) profitability may be limited by attainable profit margins from consumer lighting products as markets mature; (6) Capstone does not have the large internal research and development capability of its largest competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; (8) we rely on OEM's for product production and these OEM’s are primarily located in China, which is being impacted by a pandemic and the full economic impact of the pandemic is uncertain as of the date of this Report; (9) our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies; (10) as we currently manufacture our products primarily in China, the increased U.S. tariffs imposed on Chinese manufactured goods may negatively impact demand and/or increase the cost for our products at retail, which could negatively impact our business and (11) we are focused on affordable consumer products in LED lighting and smart home connected mirrors and this product focus may not provide profitability on a long-term basis or at sufficient levels to fund future product development and diversification – both of which may be vital to long-term success of the Company.

Products and Customers

The Company has consistently expanded its product portfolio over the past several years through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and include the following products that are reported under one segment: Lighting Products:

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
Power Failure Indoor Lighting
CPC Power Failure Bulbs
Wireless Remote-Control Outlets
Wireless Remote-Controlled LED Accent Lights

These product offerings have been focused on solutions for various residential lighting applications for interior and outdoor use.

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

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. CIHK assists the Company in placing more products into foreign market channels as well. The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom. International sales for the quarters ended March 31, 2020 and 2019 were $100.7 thousand or 68% of net revenue and $301.2 a thousand or 10% of net revenue, respectively. The Company's performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the short term by COVID-19 pandemic.

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

Tariffs and trade restrictions imposed or threatened by the current U.S. administration has provoked and may provoke future trade and tariff retaliation by other countries. A "trade dispute" of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. As of the date of this Report, there has not been a resolution of the Chinese American trade dispute.

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

In first quarter 2020, the Company had two customers who comprised approximately 82% and 18% of net revenue and one customer who comprised of 100% of net revenues in the same period in 2019. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

In order for continued sales growth in the retail market to continue , the Company is focused on expanding the product portfolio currently offered into new innovative electronic categories that will also allow the Company to expand into different retail departments and channels of distribution.

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

Research, Product Development, and Manufacturing Activities

The Company's research and development department based in Hong Kong designs and engineers many of the Company's products, with collaboration from its third-party manufacturing partners and software developers. The Company outsources the manufacture and assembly of our products to a number of contract manufacturers overseas. Our research and development focus includes efforts to:

•	develop product with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost.
•	solidify new manufacturing relationships with contract manufacturers in Thailand.

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

As the Company moves into the e-commerce and direct to consumer marketplace, the Company has developed a new website with full order processing capabilities. To complete this project the Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate.

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

As the Company did not achieve the stated net sales volumes for the renewal period, the remaining Royalty license expired on February 3, 2020.

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

We have incorporated into our data network various on and off site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

•	hurricanes, fire, flood and other natural disasters
•	power outage
•	internet, telecommunications or data network failure.

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations.

Working Capital Requirements and Financing

In order to more effectively support retailers in the U.S. domestic markets, so that retailers can quickly replenish their stock and reduce the impact of lost sales as a result of stock outages, the Company, as needed, strategically increases its inventory levels held in its leased Anaheim, California warehouse. Combined with investment in new product molds, product testing and outside certifications, package design work, and expansion of its manufacturing capabilities in Thailand, the Company may require additional working capital to fund these strategic projects.

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

On September 8, 2010, in order to support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York City, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted. There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at the time of closing was 7%.

As of March 31, 2020, the base management fee is equal to .30% and the interest rate on the loan was 5.25%. The amounts borrowed under this agreement are due on demand and secured by a right to set-off on or against any of the following (collectively as "Collateral"): all accounts including those at risk, all reserves, instruments, documents, notes, bills and chattel paper, letter of credit rights, commercial tort claims, proceeds of insurance, other forms of obligations owing to Sterling National Bank, bank and other deposit accounts whether or not reposed with affiliates, general intangibles (including without limitation all tax refunds, contract rights, trade names, trademarks, trade secrets, customer lists, software and all other licenses, rights, privileges and franchises), all balances, sums and other property at any time to our credit or in Sterling National Bank's possession or in the possession of any Sterling Affiliates, together with all merchandise, the sale of which resulted in the creation of accounts receivable and in all such merchandise that may be returned by customers and all books and records relating to any of the foregoing, including the cash and non-cash proceeds of all of the foregoing.

The Sterling National Bank credit facility over the years has been a major contributing factor that has allowed the Company to increase its revenue and expand its account receivables. For the three months ended March 31, 2020 and 2019, the processing fees associated with the agreement were $333 and $10,494, respectively.

As of March 31, 2020 and 2019, there was no balance due to Sterling National Bank.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020. In the unlikely event that we are unable to renew our credit facility with Sterling National Bank, we would seek a new credit facility to fund our operations and future growth.

The Company's liquidity and cash requirements are discussed more fully in the Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31 , 2020 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
(In Thousands)
	March 31, 2020		March 31, 2019
	Dollars	% of Revenue	Dollars	% of Revenue

Revenues, net	$149	100.0%	$2,979	100.0%
Cost of sales	(115)	(77.2)%	(2,352)	(79.0)%
Gross Profit	34	22.8%	627	21.0%
Operating Expenses:
Sales and marketing	212	142.3%	192	6.4%
Compensation	377	253.0%	375	12.6%
Professional fees	130	87.3%	158	5.3%
Product development	52	34.9%	85	2.8%
Other general and administrative	144	96.6%	164	5.5%
Goodwill impairment charge	290	194.6%	-	-%
Total Operating Expenses	1,205	808.7%	974	32.6%
Operating Loss	(1,171)	(785.9)%	(347)	(11.6)%

Other expense, net	-	-%	(10)	(0.4)%

Loss Before Tax Benefit	(1,171)	(785.9)%	(357)	(12.0)%
Benefit for Income Tax	(574)	385.3%	(12)	0.4%
Net Loss	$(597)	(400.6)%	$(345)	(11.6)%

Net Revenues

After year-end 2019, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. During the months of February and March 2020, the Company’s Hong Kong office and Chinese suppliers were temporarily impacted by the closedown of facilities by local and regional authorities in their efforts to combat the spread of COVID-19. The CIHK staff worked remotely from home, and the factory closures delayed orders from the first quarter, 2020 until the second and third quarter 2020. These factories are now functioning, and orders are being produced both in China and in Thailand.

Net revenues for the three months ended March 31, 2020, were approximately $149 thousand, a decrease of $2.8 million or 95.0% from approximately $3.0 million in the first quarter 2019.

For the three months ended March 31, 2020 international sales were approximately $100.7 thousand or 67.6% of revenue as compared to $301 thousand or 10.1% of revenue in 2019.

In the first quarter 2020, the Company provided approximately $31 thousand in promotional allowances to the customers, as compared to approximately $790 thousand in the same period 2019.

The following table disaggregates revenue by brand and geographic area:

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
	Capstone Brand	Licensed Brands	Total Consolidated	Capstone Brand	Licensed Brands	Total Consolidated
LED Consumer Products- US	$48,303	$-	$48,303	$2,677,627	$-	$2,677,627
LED Consumer Products-International	100,674	-	100,674	301,175	-	301,175
Total Revenue	$148,977	-	148,977	$2,978,802	$-	$2,978,802
% of Total Revenue	100%	-%	100%	100%	-%	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended March 31, 2020 and 2019, was approximately $34.2 thousand, and $626.6 thousand, respectively, a reduction of $592.4 thousand. Gross Profit as a percent of revenue was 22.9% in the first quarter 2020 as compared to 21.0% in 2019.

Operating Expenses

Sales and Marketing Expenses

For the three months ended March 31, 2020, and 2019, sales and marketing expenses were $212.0 thousand and $191.9 thousand respectively, an increase of $20.1 thousand or 10.5%.

Compensation Expenses

For the three months ended March 31, 2020, and 2019, compensation expenses were approximately $376.7 thousand and $374.8 thousand, respectively.

Professional Fees

For the three months ended March 31, 2020, and 2019, professional fees were approximately $130.5 thousand and $157.8 thousand respectively, a decrease of $27.3 thousand or 17.3%

Product Development Expenses

For the three months ended March 31, 2020, product development expenses were approximately $51.6 thousand as compared to $85.2 thousand in 2019, a decrease of $33.6 thousand or 39.4%. During the first quarter 2020 the Company invested $31.3 thousand in software and hardware development for the Smart Mirror project compared to $47.3 thousand in the same period in 2019.

Other General and Administrative Expenses

For the three months ended March 31, 2020, other general and administrative expenses were approximately $144.4 thousand as compared to $163.7 thousand in 2019, a decrease of $19.3 thousand or 11.8%. During the period the Company invested $11.1 thousand in developing the new Connected Surfaces website compared to $11.9 thousand in 2019. Rent expense was $47.4 thousand in 2020 as compared to $21.3 thousand in 2019, an increase of $26.1 thousand. The increased rent in 2020 as compared to 2019 resulted from a rent incentive received in 2019 from the landlord for moving into the new corporate office which has now expired.

Goodwill Impairment Charge

For the three months ended March 31, 2020, goodwill impairment charge was approximately $290.1 thousand as compared to $0 in the same period 2019, an increase of $290.1 thousand. As a result of the impact of COVID-19, we determined that sufficient indicators existed to require an interim goodwill impairment analysis as of March 31, 2020. The analysis concluded that the Company’s carrying value of its single reporting unit exceeded the fair value and the Company recognized $290,059 goodwill impairment charge in the quarter.

Total Operating Expenses

For the three months ended March 31, 2020 and 2019, total operating expenses were approximately $1.205 million and $973.5 thousand, respectively, an increase of $231.5 thousand or 23.8%.

Operating Loss

For the three months ended March 31, 2020 the operating loss was approximately $1.171 million compared to a loss of $346.9 thousand in 2019, an increase of $824.2 thousand.

Other Expense, net

For the three months ended March 31, 2020, and 2019, other expenses were $0 as compared to $10.5 thousand in 2019.

Benefit for Income Tax

The CARES Act includes provisions related to net operating loss carryback periods. The Company was able to carryback the NOL to 2017 tax years and generated an estimate refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit related tax rate differential of approximately $574 thousand recorded in the first quarter 2020.

Net Loss

For the three months ended March 31, 2020 the net loss was approximately $597.0 thousand compared to a net loss of $345.3 thousand in the same period 2019.

In summarizing the financial performance in the first quarter 2020, Net Sales were approximately $149 thousand in 2020 compared to approximately $3.0 million in the same period 2019. Despite the reduced revenue, in first quarter, 2020 the Company invested or incurred additional expense to support managements strategic objectives and to promote revenue growth in the future, namely:

•	$146.7 thousand for the CES show and the launch of the Smart Mirror project.
•	$31.3 thousand in continued development of the Connected surfaces software.
•	$18.2 thousand in website development for Connected Surfaces online sales and social media marketing

The net loss was also significantly impacted by the goodwill impairment charge of $290.1 thousand and the Income Tax benefit of $574 thousand.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the three months ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balances as of March 31, 2020 and December 31, 2019 were approximately $2.5 million and $3.1 million, respectively.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020 and is up for renewal by the end of June 2020. In the unlikely event that we are unable to renew our credit facility with Sterling National Bank, we would seek a new credit facility to fund our operations and future growth.

As of March 31, 2020, and December 31, 2019 there was no balance due Sterling Bank for both periods.

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

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. As of March 31, 2020, as compared to December 31, 2019, cash decreased by $679 thousand.

Summary of Cash Flows	For the Three Months ended March 31,
	2020	2019
(In thousands)
Net cash used in :
Operating Activities	$(627)	$(2,191)
Investing Activities	(16)	-
Financing Activities	(36)	(9)
Net decrease in cash and cash equivalents	$(679)	$(2,200)

As of March 31, 2020, the Company’s working capital was approximately $2.7 million. Current assets were approximately $3.6 million and current liabilities were approximately $896 thousand and include:
•	Accounts payable of approximately $189 thousand due vendors and service providers.
•	Accrued expenses of approximately $516 thousand for various services and allowances.
•	Warranty provision for estimated defective returns in the amount of approximately $132 thousand.
•	Operating lease-current portion of approximately $59 thousand.

Cash Flows used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2020 was approximately $627 compared with approximately $2.2 million used in operating activities in the same quarter 2019. The cash usage in the quarter resulted from the net loss of approximately $597 thousand and $746 thousand increase in income tax refundable, which was partially offset by approximately $290 thousand goodwill impairment charge, $202 thousand increase in accounts payable and accrued liabilities, $172 thousand increase in deferred income tax and $35 thousand decrease in deposits. The Company's cash position was approximately $2.5 million at March 31, 2020 compared to $1.6 million at March 31, 2019.

Cash Flows used in Investing Activities

The use of cash in the three months ended March 31, 2020 and 2019 was $15.7 thousand and $0, respectively. CIHK has negotiated favorable payment terms with our OEM manufacturers to reduce the amounts of upfront cash required when initiating new product line projects.

Cash Flows used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2020 and 2019, was approximately $36.3 thousand and $9 thousand, respectively. During the period the Company repurchased 283,383 shares at a cost of $36.3 thousand. As of March 31, 2020, the Company had zero debt outstanding.

As of March 31, 2020, the Company was in compliance with all of the terms pursuant to existing credit facilities. Based on past performances and current expectations, Management believes that our cash on hand, our availability under the credit line and anticipated cash flows from operations, will be adequate to meet the Company’s cash needs for our daily operations and capital expenditures for at least the next 12 months. With our working capital position, we believe that we have the ability to continue to invest in further development of our products.

Directors and Officers Insurance

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

The Company's manufacturing is currently conducted in China. Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

•	The possibility of expropriation, confiscatory taxation or price controls.
•	Adverse changes in local investment or exchange control regulations.
•	Political or economic instability, government nationalization of business or industries, government corruption, and civil unrest.
•	Legal and regulatory constraints.
•	Tariffs and other trade barriers, including trade disputes between the U.S. and China.
•	Political or military conflict between the U.S. and China, or between U.S. and North Korea, resulting in adverse or restricted access by U.S.-based companies to Chinese manufacturing and markets.

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended March 31, 2020.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2020. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of March 31, 2020, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of March 31, 2020, was effective at the reasonable assurance level.

Because the Company is a smaller reporting company, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2020, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been material changes from the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. In addition to the information set forth below in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K which was filed with the SEC on March 30, 2020. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19, or other public health epidemic poses the risk that we or our employees, suppliers, logistics services and other partners may be prevented from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that maybe requested or mandated by governmental authorities. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected and in which we operate have disrupted and may continue to disrupt our product development, manufacturing supply chain, the retail market place and overall consumer buying confidence. For example, due to stay at home orders and other mandates implemented by federal, state and local governments, many individuals are staying at home, retail stores are closed and demand for consumer goods has declined significantly. As the pandemic continues the retail marketplace may continue to decline, which has reduced and may continue to reduce revenue and, as a result, could adversely affect our operating results and financial condition. The overall negative impact of COVID-19 on the economy has also impacted, and may continue to impact, the number of potential retail customers with the decline of consumer confidence. The COVID-19 outbreak and mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition, and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. The further spread of COVID-19 and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The COVID-19 pandemic has caused significant disruption in the retail industry, which has and may continue to materially impact our business, financial condition and results of operations.

Our business has been and may continue to be materially impacted by the effects of a widespread outbreak of the novel strain of coronavirus (“COVID-19”), which was reported to have surfaced first in December 2019 and declared a global pandemic in March 2020. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.

The situation and preventative or protective actions that the U.S. Administration and governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption that has and may continue to negatively impact the retail business, including closure of retail stores or reduced operating hours where our products are sold, and reduced consumer traffic and consumer spending. Related industries in the United States and across the world have been and may continue to be adversely affected, such as manufacturing and logistics services including ocean freight. There is significant uncertainty around the breadth and duration of retail store and general business disruptions related to COVID-19, as well as its impact on the U.S. and global economies and consumer willingness to visit retail stores after they are reopened. To the extent the impact of COVID-19 continues or worsens, or if there is a future resurgence after the initial containment, consumer behavior may be altered for an extended period, which would impact our cash and liquidity and financial condition.

Additionally, the COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets and has adversely impact our stock price. While we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows could be impacted by the further development of the pandemic. Moreover, as the COVID-19 situation is rapidly changing, we may not be able to reduce our spending relative to declines in revenue, and we may continue to incur costs in the development of future products as certain of our products for upcoming seasons are already in advance design completion. Further, currently many of our employees in our corporate offices are working remotely. An extended period of remote work arrangements could strain our business continuity plans and impair our ability to manage our business.

The COVID-19 pandemic has negatively impacted our results of operations, but the extent and duration of this impact remain uncertain and may be material. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could negatively impact us. The impact of the COVID-19 pandemic may also exacerbate other risks discussed below, any of which could have a material effect on us. Though we continue to monitor the COVID-19 pandemic closely, the situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition and our prospects for growth.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in U.S. economic conditions continues, particularly in light of the impacts of COVID-19, and trends in consumer discretionary spending remain unpredictable. While the impact on the global economy remains uncertain, the United States and other countries have experienced a significant increase in unemployment and financial markets remain turbulent. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the U.S. market in which we sell most of our products, or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

We derive a substantial portion of our sales from large wholesale customers, many of which have experienced significant disruption due to COVID-19. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.

In 2019, sales through our wholesale channel represented approximately 90% of our net revenues. We face increased risk of order reduction or cancellation or delay of promotional opportunities when dealing with customers struggling with economic uncertainty. As a result of the COVID-19 pandemic, including preventative or protective actions that the U.S. Administration have taken to contain the spread of COVID-19, many of our wholesale customers in the United States have had to implement six foot social distancing policies, mandatory reduced foot traffic and compulsory wearing of face masks while in the store and have experienced reduced consumer traffic and purchasing, which has resulted in lower sales and cancellations or delays of orders of our products. The financial impact of continued store disruptions on many of our wholesale customers remains uncertain. In addition, during weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. A slowing economy in our key markets or a continued decline in consumer purchases of discretionary goods generally could have an adverse effect on the future planned promotional activities of our customers.

We may not successfully execute our long-term strategies, which may negatively impact our results of operations.

Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our new Smart Mirror category, led lighting and our online direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully market these new products to existing customers, grow our e-commerce and mobile application offerings in the U.S. market and continue to successfully increase our product offerings in the Connected Surfaces category. Our ability to invest in these growth initiatives on the timeline and at the scale we expect will be negatively impacted if we continue to experience significant market disruption due to COVID-19 or other significant events, particularly in the U.S. market and sales continues to decline. In addition, our long-term strategy depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted, and we may not achieve our expected results of operations.

Consumer shopping preferences and shifts in distribution channels continue to evolve and could negatively impact our results of operations or our future growth.

Consumer preferences regarding the shopping experience continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and we are launching our own direct to consumer business consisting of our brand and e-commerce platform. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our strategy to grow our e-commerce revenue, we are investing significantly in enhancing our platform capabilities and implementing systems to drive higher engagement with our consumers. If we do not successfully execute this strategy or continue to provide an engaging and user-friendly digital commerce platform that attracts consumers, our brand image and results of operations could be negatively impacted as well as our opportunities for future growth. In addition, we cannot predict whether and how the COVID-19 pandemic will impact consumer preferences regarding the shopping experience in the long-term and how quickly and effectively we will adapt to those preferences.

A decline in sales to, or the loss of, one or more of our key customers could result in a material loss of net revenues and negatively impact our prospects for growth.

We generate a significant portion of our wholesale revenues from sales to our largest customers. We currently do not enter into long-term sales contracts with our key customers, relying instead on our relationships with these customers and on our position in the marketplace. As a result, we face the risk that these key customers may not increase their business with us as we expect or may significantly decrease their business with us or terminate their relationship with us. The failure to increase or maintain our sales to these customers as much as we anticipate would have a negative impact on our growth prospects and any decrease or loss of these key customers' business could result in a material decrease in our net revenues and net income. For example, certain of our wholesale customers have delayed purchases of our products or cancelled previously placed orders in response to pandemic-related store disruptions. These risks have materially increased and may persist with the COVID-19 pandemic. In addition, our customers continue to experience ongoing industry or category consolidation. As this consolidation continues, it increases the risk that if any one customer significantly reduces their purchases of our products, we may be unable to find sufficient alternative customers to continue to grow our net revenues, or our net revenues may decline materially.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply for the new product categories and to support e-commerce, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our online customers.

Factors that could affect our ability to accurately forecast demand for our products include:
•	an increase or decrease in consumer demand for our products.
•	our failure to accurately forecast consumer acceptance for our new products.
•	product introductions by competitors.
•
unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers.

•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and
•
terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics, such as the current COVID-19 pandemic, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. These risks have materially increased and may persist with the market disruption caused by COVID-19.

Any profitability may decline, or our growth may be negatively impacted as a result of increasing pressure on pricing.

The consumer electronics industry is subject to significant pricing pressure caused by many factors, including technological advancements, intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. For example, in response to the COVID-19 pandemic’s impact on the retail industry, including retail store closures and decreased consumer traffic and purchasing, many of our competitors have engaged in, and may continue to engage in, additional promotional activities focused around e-commerce sales. As traditional brick-and-mortar stores begin to reopen post-pandemic, we may see further discounting across our industry as businesses manage excess inventory levels. In addition, our ability to achieve short-term growth targets may be negatively impacted if we are unwilling to engage in promotional activity on a scale similar to that of our competitors and we are unable to simultaneously offset declining promotional activity with increased sales at premium price points. This could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the cost of products could negatively affect our operating results.

The components used by our suppliers and manufacturers are made of raw materials that may be subject to significant price fluctuations or shortages that could materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation. Because our products are manufactured abroad, our products must be transported by third parties over large geographical distances, increased demand for freight services at a time of reduced ocean freight capacity, can significantly increase costs. Manufacturing delays or unexpected transportation delays, such as those caused by the current COVID-19 pandemic, can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.

We rely on third-party suppliers and manufacturers to provide raw materials for and to produce our products, and we have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Many of the materials used in our products are technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. All of our products are manufactured by unaffiliated manufacturers. We have long -term relationships but no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for components, raw materials, production and capacity.

We may experience a significant disruption in the supply of components or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, our unaffiliated manufacturers may not be able to fill our orders in a timely manner. If we experience significant increased demand, or we lose or need to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of components or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or raw material sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers on our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower net revenues and net income both in the short and long-term. These risks have materially increased and may persist with the significant disruptions caused by the COVID-19 pandemic.

We may in the future receive, shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of net revenues resulting from the inability to sell those products and related increased administrative and shipping costs.

Our financial results and ability to grow our business may be negatively impacted by economic, regulatory and political risks beyond our control.

All of our manufacturers are located outside of the United States and in 2019 10% of net revenue was generated by sales in our international business. As a result, we are subject to risks associated with doing business abroad, including:
•
political or labor unrest, terrorism, public health crises, disease epidemics and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured.

•	currency exchange fluctuations or requirements to transact in specific currencies.
•
the imposition of new laws and regulations or government-imposed protective or preventative measures, including those relating to labor conditions, quality and safety standards and disease epidemics or other public health concerns, as well as rules and regulations regarding climate change.

•
actions of foreign or U.S. governmental authorities impacting trade and foreign investment, particularly during periods of heightened tension between U.S. and foreign governments, including the imposition of new import limitations, duties, anti-dumping penalties, trade restrictions or restrictions on the transfer of funds.

•	reduced protection for intellectual property rights in some countries.
•	disruptions or delays in shipments; and
•	changes in local economic conditions in countries where our customers, manufacturers and suppliers are located.

These risks could negatively affect the ability of our manufacturers to produce or deliver our products or procure materials and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, cash flows and financial condition. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country, our business could be adversely affected.

We may need to raise additional capital required to manage and grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Managing and growing our business will require significant cash outlays and capital expenditures and commitments. We have utilized cash on hand and cash generated from operation and accessed our credit facility as needed as sources of liquidity. However, during the first quarter of 2020 our cash generated from operations was negatively impacted due to global impact of the COVID-19 pandemic.

As of March 31, 2020, we had approximately $2.5 million of cash, and had zero loans outstanding. We expect to renew our credit agreement with Sterling National Bank in June 2020. We have also taken a number of actions to preserve existing capital, including reducing capital expenditures and reducing discretionary expenditures. However, in the unlikely event we are unable to renew our credit agreement or if cash on hand and cash generated from operations and availability under our credit agreement are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. With our reported losses in recent years, we cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

If we encounter problems with our logistics provider, our ability to deliver our products to the online market could be adversely affected.

In the U.S. we rely on a third-party logistics provider for our product distribution services. The current COVID-19 pandemic or its future recurrence may impede our ability to ship from the distribution facility at full capacity. Significant disruptions or delays could lead to loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by a third party. This will include the shipping of orders to our online customers. If our distribution provider encounter such problems, our future results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered issuances of Company securities in the fiscal quarter ending March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The Company has no information to disclose that was required to be in a report on Form 8-K during the period covered by this report but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors or make shareholder proposals.

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

Dated:   July 2, 2020
/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer