Form 10-Q
period 2020-06-30
CAPSTONE COMPANIES, INC.
filed 2020-08-19
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2020, is as follows: 46,296,364 shares of Common Stock, $0.0001 par value per share. The issuer’s common stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q for the fiscal period ending June 30, 2020 (“Form 10-Q report”), “COVID-19” refers to Coronavirus/COVID 19, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO” on March 11, 2020.  “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) by COVID-19. COVID-19 pandemic has had a significant, adverse economic disruption in the United States and China, especially the locality of the offices of Capstone Companies, Inc. and its subsidiaries and the Chinese original equipment manufacturers or “OEMs” of the products sold by Capstone Companies, Inc.  The products sold by Capstone Companies, Inc. are primarily sold by traditional brick-and-mortar retailers and COVID-19 pandemic significantly, adversely impacted those retailers and our sale of LED products.  We are developing a new product line on internet connected surfaces, like smart mirrors, (”Connected Surface”) for residential use, but this new product line has not been launched as of the second quarter of 2020. The impact of COVID-19 pandemic on the Company’s business and financial performance has been significant and ongoing and, coupled with the development of the Connected Surface product line, has placed a significant financial strain on Capstone Companies, Inc.

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2020

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
Assets:	(Unaudited)
Current Assets:
Cash	$2,122,729	$3,131,249
Accounts receivable, net	69,271	13,459
Inventories	13,426	24,818
Prepaid expenses	89,490	182,782
Income tax refundable	1,027,007	220,207
Total Current Assets	3,321,923	3,572,515

Property and Equipment, net	69,240	65,649
Operating lease - right of use asset	186,831	214,202
Deposit	11,148	46,021
Goodwill	1,445,254	1,936,020
Total Assets	$5,034,396	$5,834,407

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$1,018,422	$635,593
Paycheck protection program loan	89,733	-
Operating lease - current portion	60,071	51,174
Total Current Liabilities	1,168,226	686,767

Long-Term Liabilities:
Operating lease - long-term portion	140,439	170,998
Deferred tax liabilities	22,022	-
Total Long-Term Liabilities	162,461	170,998
Total Liabilities	1,330,687	857,765

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 46,296,364 shares at June 30, 2020 and 46,579,747 shares at December 31, 2019	4,630	4,658
Additional paid-in capital	7,043,110	7,061,565
Accumulated deficit	(3,344,031)	(2,089,581)
Total Stockholders' Equity	3,703,709	4,976,642
Total Liabilities and Stockholders’ Equity	$5,034,396	$5,834,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues, net	$906,558	$3,407,822	$1,055,535	$6,386,624
Cost of sales	(871,536)	(2,673,711)	(986,357)	(5,025,926)
Gross Profit	35,022	734,111	69,178	1,360,698

Operating Expenses:
Sales and marketing	42,954	35,395	254,928	227,270
Compensation	399,727	382,317	776,402	757,165
Professional fees	109,707	82,803	240,237	240,606
Product development	41,573	94,534	93,186	179,763
Other general and administrative	107,548	157,552	251,914	321,263
Goodwill impairment charge	200,707	-	490,766	-
Total Operating Expenses	902,216	752,601	2,107,433	1,726,067
Operating Loss	(867,194)	(18,490)	(2,038,255)	(365,369)

Other Income (Expenses):
Interest Expense	(133)	-	(133)	-
Other Income (Expense), Net	-	7,986	-	(2,475)
Total Other Income (Expenses)	(133)	7,986	(133)	(2,475)

Loss Before Tax Benefit	(867,327)	(10,504)	(2,038,388)	(367,844)

Benefit for Income Tax	(210,253)	-	(783,938)	(12,000)

Net Loss	$(657,074)	$(10,504)	$(1,254,450)	$(355,844)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	46,296,364	46,928,935	46,378,481	46,906,092

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019
					(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2019	-	$-	-	$-	-	$-	46,579,747	$4,658	$7,061,565	$(2,089,581)	$4,976,642

Stock options for compensation	-	-	-	-	-	-	-	-	8,925	-	8,925
Repurchase of shares	-	-	-	-	-	-	(283,383)	(28)	(36,305)	-	(36,333)
Net Loss	-	-	-	-	-	-	-	-	-	(597,376)	(597,376)
Balance at March 31, 2020	-	-	-	-	-	-	46,296,364	4,630	7,034,185	(2,686,957)	4,351,858

Stock options for compensation	-	-	-	-	-	-	-	-	8,925	-	8,925
Net Loss	-	-	-	-	-	-	-	-	-	(657,074)	(657,074)
Balance at June 30, 2020	-	$-	-	$-	-	$-	46,296,364	$4,630	$7,043,110	$(3,344,031)	$3,703,709

Balance at December 31, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,092,219	$(1,197,912)	$5,899,011
Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(45,470)	(3)	(8,612)	-	(8,615)
Net Loss	-	-	-	-	-	-	-	-	-	(345,340)	(345,340)
Balance at March 31, 2019	-	-	-	-	-	-	47,000,894	4,701	7,094,632	(1,543,252)	5,556,081

Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(168,530)	(17)	(27,246)	-	(27,263)
Net Loss	-	-	-	-	-	-	-	-	-	(10,504)	(10,504)
Balance at June 30, 2019	-	$-	-	$-	-	$-	46,832,364	$4,684	$7,078,411	$(1,553,756)	$5,529,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,254,450)	$(355,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,148	21,951
Stock based compensation expense	17,850	22,050
Noncash lease expense	27,371	-
Unpaid accrued interest on paycheck protection program loan	133	-
Goodwill impairment charge	490,766	-
Provision (Benefit) for deferred income tax	22,022	(12,000)
Increase in accounts receivable, net	(55,812)	(2,705,724)
Decrease in inventories	11,392	27,497
(Increase) Decrease in prepaid expenses	93,292	(107,802)
Decrease in deposits	34,873	40,112
Increase in accounts payable and accrued liabilities	382,829	594,489
Decrease in deferred rent incentive	-	(50,166)
Increase in income tax refundable	(806,800)	-
Decrease in operating lease liabilities	(21,662)	-
Net cash used in operating activities	(1,046,048)	(2,525,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,739)	(28,123)
Net cash used in investing activities	(15,739)	(28,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan under paycheck protection program	89,600	-
Repurchase of Shares	(36,333)	(35,878)
Net cash provided by (used in) financing activities	53,267	(35,878)

Net Decrease in Cash	(1,008,520)	(2,589,438)
Cash at Beginning of Period	3,131,249	3,822,359
Cash at End of Period	$2,122,729	$1,232,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC"or the "Company"), a Florida corporation and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2020 and results of operations, stockholders’ equity and cash flows for the three months and six months ended June 30, 2020 and 2019. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

Effects of COVID-19

During the quarter ended June 30, 2020, the Company continued to be negatively impacted by the effects of the worldwide COVID-19 pandemic. During the end of March 2020, the Company’s Chinese suppliers that had been previously closed down by local and regional authorities in their efforts to combat the spread of COVID-19, started to gradually reopen their factories. Orders that had been previously delayed because of the close down started to ship. The newly certified Thailand factory also produced and shipped its first orders in the second quarter, 2020. These factories are now functioning, and orders are being produced both in Thailand and in China. Capstone International H.K. Ltd., (“CIHK”) staff have continued to work remotely from home.

On March 9, 2020, the State of Florida declared a state of emergency and issued a “stay at home” order to combat the spread of the COVID-19 pandemic. This order has since been lifted and during the second quarter 2020, many states enacted a phased reopening of their economies. The Company in 2019 had expanded its IT systems to allow for remote operations and as of March 20, 2020 the Company’s U.S. staff had been working remotely from their homes. With the State of Florida reopening, the Corporate office also opened, but staff are working on rotating schedules between the office and remotely from home.

With the initial phased reopening of many states, retailers experienced improving sales trends but with the resulting resurgence of the number of COVID-19 cases in those states, many phased reopenings have now been paused and other protective health measures are being considered. Our business operations and financial performance for the three and six months ended June 30, 2020 continued to be adversely impacted by the developments discussed above, including a further decrease in net revenue which resulted in an increase in the net loss for the three and six months ended June 30, 2020 as compared to the prior year. The decrease in net sales for this period was driven by the overseas governments mandated factory closures related to the COVID-19 pandemic, resulting in the unavailability of components and the shipment of finished orders and the uncertainty with the retail market felt by buyers as COVID-19 started to impact the U.S. economy.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The COVID-19 pandemic has adversely impacted general economic conditions in markets for our products.

The Company reported a net loss of approximately $657 thousand and $1.254 million for the three and six months ended June 30, 2020, respectively, compared to a net loss of approximately $11 thousand and $356 thousand for the three and six months ended June 30, 2019, respectively. With these losses the cash generated from operations was negatively impacted and the Company utilized $1.009 million of cash during the six months ended June 30, 2020.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, management determined sufficient indicators remained to trigger the performance of a further interim goodwill impairment analysis as of June 30, 2020. The analysis concluded that the Company’s carrying value of its single reporting unit exceeded the fair value and the Company recognized an approximate $200.7 thousand goodwill impairment charge in the three months ended June 30, 2020. The total impairment charge for the six months ended June 30, 2020 was $490.8 thousand.

With the economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to further test its goodwill for impairment in future reporting periods.

On March 27, 2020, the current administration signed into law the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” The CARES Act, among other things, includes provisions related to net operating loss carryback periods. The Company was able to carryback available net operating losses to the 2017 tax year and generate an estimated net refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net tax benefit of approximately $210.3 thousand which has been recorded in the three months ended June 30, 2020. A total net tax benefit of approximately $783.9 thousand has been recorded for the six months ended June 30, 2020.

The CARES Act also provided for the Paycheck Protection Program, (“PPP”). On May 11, 2020, the Company’s received a $89,600 loan under the PPP which was processed through Sterling National Bank.

At June 30, 2020, the Company’s had a loan balance of $89,600 under the PPP and had a cash balance of $2.1 million.

The Company’s factory in Thailand started producing and shipping orders in the second quarter of 2020. This additional manufacturing capacity will provide the Company with more flexibility in determining which factory location should produce goods for future orders, particularly if COVID-19 impacts Chinese manufacturing in a second wave pandemic.

With the resurgence of the COVID-19 pandemic in the U.S. many state governments could reinstate public health measures that could adversely affect the U.S. economy and financial markets, consumer spending and confidence levels, resulting in a further economic downturn that could affect customer and consumer demand for our products.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As discussed above, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. For example, if any of our major wholesale customers fail to maintain normal operations, our revenue could decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Management believes the economic impact of the COVID-19 pandemic in the U.S. will continue through to the end of 2020 and views this as a major disruption to the 2020 forecast but ultimately should not impact our long-term strategy and initiatives.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has had a recent history of losses and negative cash from operations and its cash balance has dropped by $1.0 million from $3.1million as of December 31, 2019 to $2.1 million as of June 30, 2020. The uncertainty and the continuing negative impact this disruption could have on the retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending, could negatively impact the demand for our products or delay future planned promotional opportunities. As the Company relies on cash generated from operations to support its ongoing business, based on the Company’s expected rate of consumption, if the new programs are delayed or postponed the Company will need additional working capital in the fourth quarter of 2020 and its prospects of obtaining that capital are uncertain at this time. The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report. However, there are compensating factors and actions that are being taken to address these uncertainties, including the following:

•	The Company has an $89,600 PPP loan but no other debt or other outstanding obligations, outside of normal trade obligations.
•	The Company has no obligations or agreements containing financial covenants.
•	The Company has working capital of approximately $2.2 million consisting mostly of cash of $2.1 million.
•	The Company has income tax refundable of approximately $1.0 million of which approximately $800 thousand has already been applied for refund.
•	The Company is in discussions with an alternate funding source that offers more extensive programs that will service the Company’s future business model.
•
The Company’s plan has been to sell direct to consumers. The funding and cashflow requirements for this business model will require e-commerce funding. The Company is in discussions with a funding source that provides this option.

•
The Company has in place a mitigation plan that reduces discretionary expenses, executive managements compensation, and significantly reduces the cost of the Hong Kong operation and also reduces future travel, lodging and show expenses.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. To conserve liquidity, the Company made some immediate steps to reduce operating costs in the second quarter of 2020 with other cost reductions effective later in the year. Disregarding the goodwill impairment charge that did not occur in 2019, the total operating expenses for the 3 months ended June 30, 2020 and 2019 were $701.5 thousand and $752.6 thousand, respectively, a reduction of $51.1 thousand. Disregarding the impairment charge in the first quarter 2020, the operating expenses are reduced to $915.2 thousand. When compared against the same calculated operating expenses in the second quarter 2020 of $701.5 thousand, expenses are down by $213.7 thousand since the first quarter 2020.

On July 31, 2020, the Company terminated its factoring agreement with Sterling National Bank. The Company will seek a new credit facility that will also provide funding options that are suitable to the e-commerce business model that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company has developed a smart interactive mirror for residential use as a variant line for its lighting products, which was launched for market at the Consumer Electronics Show in early 2020. The development of the smart interactive mirror is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands.

The Company’s products are typically manufactured in Thailand and China by contract manufacturing companies. As of the date of this Form 10-Q Report, the Company’s future product development effort is focused on Smart Mirrors because the Company believes, based on Company’s management understanding of the industry, the Smart Mirrors have the potential for greater profit margin than the Company’s historical LED consumer products.  Technological developments and changes in consumer tastes could alter the perceived potential and future viability of Smart Mirrors as a primary product.  The Company may change its product development strategies and plans as economic conditions and consumer tastes change, which condition and changes may be unforeseeable by the Company or may be beyond the ability of the Company to timely or at all adjust its strategic and product development plans.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. As of June 30, 2020 and December 31, 2019, accounts receivable served as collateral when the Company borrowed against its credit facilities.

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

As of June 30, 2020 and December 31, 2019, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the components of Accounts Receivable, net:

	June 30,	December 31,
	2020	2019
Trade Accounts Receivables at period end	$146,373	$276,551
Reserve for estimated marketing allowances	(77,102)	(263,092)
Total Accounts Receivable, net	$69,271	$13,459

Inventories

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of June 30, 2020 and December 31, 2019, prepaid expenses were $89,490 and $182,782, respectively.

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

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis. For the three months and six months ended March 31, 2020 and June 30, 2020,  the Company recognized an impairment charge of $290,059 and $200,707, respectively.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying condensed consolidated balance sheets:
	June 30,	December 31,
	2020	2019
Balance at the beginning of the period	$1,936,020	$1,936,020
Impairment charges	490,766	-
Balance at June 30, 2020	$1,445,254	$1,936,020

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement

The accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Fair Value Measurements and Disclosures” (ASC 820-10) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the hierarchy are as follows:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3: Significant unobservable inputs.

The input used in the goodwill fair value calculation falls within the level 1 hierarchy.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2020 and 2019, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 880,000 and 813,334, respectively.

During the six months ended June 30, 2020 a total of 120,000 stock options expired.

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Basic weighted average shares outstanding	46,296,364	46,928,935
Dilutive options	-	-
Diluted weighted average shares outstanding	46,296,364	46,928,935

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Basic weighted average shares outstanding	46,378,481	46,906,092
Dilutive options	-	-
Diluted weighted average shares outstanding	46,378,481	46,906,092

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

The following tables disaggregates net revenue by geographical area:

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$780,171	86%	$3,307,382	97%
Lighting Products-International	126,387	14%	100,440	3%
Total Net Revenue	$906,558	100%	$3,407,822	100%

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$828,474	78%	$5,985,009	94%
Lighting Products-International	227,061	22%	401,615	6%
Total Net Revenue	$1,055,535	100%	$6,386,624	100%

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying June 30, 2020 and December 31, 2019 balance sheets:

	June 30,	December 31,
	2020	2019
Balance at the beginning of the period	$247,850	$212,495
Amount accrued	-	180,797
Expenditures	(193,016)	(145,442)
Balance at period-end	$54,834	$247,850

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $8,146 and $14,549 for the three months and $196,954 and $186,006 for the six months ended June 30, 2020 and 2019, respectively.

Product Development

Our research and development team located in Hong Kong working with our designated contractor factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred.

Product development expenses were $41,573 and $94,534, respectively for the three months and $93,186 and $179,763, respectively for the six months ended June 30, 2020 and 2019.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $1,506 and $8,347 for the three months and $15,289 and $16,214, respectively for the six months ended June 30, 2020 and 2019.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of June 30, 2020 and December 31, 2019, respectively:
	June 30,	December 31,
	2020	2019
Accounts payable	$614,060	$273,606
Accrued warranty reserve	54,834	247,850
Accrued compensation, benefits, marketing allowances and other liabilities	349,528	114,137
Total accrued liabilities	404,362	361,987
Total	$1,018,422	$635,593

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain other jurisdictions.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounts for income taxes under the provisions of ASC 740 Income Taxes. ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its U.S. subsidiaries file consolidated income tax returns.

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

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, periodic impairment tests, product warranty obligations, valuation of inventories, tax related contingencies, valuation of stock-based compensation, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Historically, past changes to these estimates have not had a material impact on the Company’s financial statements. However, circumstances could change, and actual results could differ materially from those estimates.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards

To be Adopted in a Future Period

In June 2016, the FASB issued  Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the effective date of this ASU was deferred until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the potential impact of adopting this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)". The amendments in ASU 2019-12 seek to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP in other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019-12 may have on the Company’s consolidated financial statements.

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 did not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – “Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-03 did not have a material effect on the Company’s consolidated financial statements.

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s consolidated financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable.

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation ("FIDC") insurance limits. The Company places its cash with high credit quality financial institutions which minimize risk of loss.

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

Major Customers

The Company had two customers who comprised 65% and 24%, respectively, of net revenue during the six months ended June 30, 2020 and one customer who comprised 95% of net revenue during the six months ended June 30, 2019. The loss of these customers would adversely impact the business of the Company.

For the six months ended June 30, 2020 and 2019, approximately 22% and 6%, respectively, of the Company's net revenue resulted from international sales.

As of June 30, 2020, approximately $69.3 thousand or 100% of accounts receivable was from one customer. As of December 31, 2019, approximately $13.5 thousand or 100% of accounts receivable was from one customer.

Major Vendors

The Company had two vendors from which it purchased 72% and 17%, respectively, of merchandise during the six months ended June 30, 2020, and one vendor from which it purchased 98% of merchandise during the six months ended June 30, 2019. The loss of these suppliers could adversely impact the business of the Company.

As of June 30, 2020, approximately $330.9 thousand or 54% of accounts payable was due to two vendors. As of December 31, 2019, approximately $100.7 thousand or 100% of accounts payable were due to one vendor.

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

There is a base management fee equal to .30% of the gross invoice amount. The interest rate of the loan advance is .25% above Sterling National Bank's Base Rate which at time of closing was 7%. As of June 30, 2020, and December 31, 2019, the interest rate on the loan was 5.25% and 6.75%, respectively. The amounts borrowed under this agreement are due on demand and collateralized by substantially all the assets of Capstone.

NOTE 3 – NOTES PAYABLE (continued)

For the three months ended June 30, 2020 and 2019, the processing fees associated with the agreement were $2,974 and $9,732, respectively.

For the six months ended June 30, 2020 and 2019, the processing fees associated with the agreement were $3,307 and $20,228 respectively.

On July 18, 2019, Sterling National Bank renewed the credit line up to $7,500,000 to June 30, 2020.

The credit facility at Sterling National Bank was up for renewal. On July 16, 2020, the Company received a Termination of Factoring Agreement letter advising that the Factoring Agreement would be terminated effective September 30, 2020. The bank advised that as the existing facility had not been used in recent years and with the uncertainties associated with the resurgence of the COVID-19 pandemic and its potential impact on the retail sector, the bank decided not to renew the Factoring Agreement. The Company requested to terminate the Agreement on July 31, 2020 which was agreed to by the bank.

The Company will seek a new credit facility that will also provide funding options that are suitable to the e-commerce business model that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

As of June 30, 2020, and December 31, 2019, there was no balance due to Sterling National Bank.

The Company, through Sterling National Bank, applied for a loan under the Paycheck Protection Program (“PPP”). The PPP was enacted on March 27, 2020 as part of the CARES Act and provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On May 11, 2020, the Company received loan proceeds in the amount of $89,600.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of June 30, 2020, the Company has accrued $133 of interest expense for this PPP loan. The Company intends to use the proceeds for purposes consistent with the PPP. The Company believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan,  however we cannot be certain that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan. Under Small Business Administration (“SBA”) and  U.S. Treasury Department guidelines issued in May 2020, a borrower must apply for the forgiveness of the loans by filing SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company's rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the six months ended June 30, 2020 and 2019 amounted to $88,432 and $42,774, respectively. The rent increase in the six months ended June 30, 2020 resulted from the expiry of a $8,383 monthly rent incentive that ended January 31, 2020. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of June 30, 2020 is as follows:

Assets
Operating lease - right-of-use asset	$186,831

Liabilities
Current
Current portion of operating lease	$60,071

Noncurrent
Operating lease liability, net of current portion	$140,439

Supplemental statement of operations information related to leases for the six months ended June 30, 2020 is as follows:

Operating lease expense as a component of other general and administrative	$34,918

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

Supplemental cash flow information related to leases for the six months ended June 30, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating lease	$29,210

Lease term and Discount Rate
Weighted average remaining lease term (months)	36
Operating lease
Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2020 are as follows:
Year	Operating Lease
2020, remaining six months	$36,102
2021	73,290
2022	75,492
2023	38,304
Total Minimum Future Payments	223,188
Less: Imputed Interest	22,678

Present Value of Lease Liabilities	$200,510

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

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

On December 29, 2016, the Company finalized the first amendment to the February 4, 2015 Licensing Agreement with the floorcare company in which the initial term was extended through February 3, 2020 and additional renewal terms and periods were also finalized. During this initial extended period through February 3, 2020, if the Company achieved net sales of $5,000,000, then the Licensing Agreement would automatically be extended 2 years until February 3, 2022 and if during this second extended period the Company achieved net sales of $5,000,000, then the Licensing Agreement would automatically be further extended 2 years until February 3, 2024. This license amendment also added an additional product category.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

During the three months ended March 31, 2020, the Company incurred $33,750 of services fees and $952 of subscription fees. As the agreement has been cancelled there will be no further charges for this project.

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

As of June 30, 2020, there were 880,000 stock options outstanding and 670,000 stock options vested. The stock options have a weighted average expense price of $0.435.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $8,925 and $11,025 respectively.

For the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $17,850 and $22,050 respectively.

Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $3,433 will be recognized for these options in 2020.

NOTE 5 - STOCK TRANSACTIONS (Continued)

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

NOTE 5 - STOCK TRANSACTIONS (Continued)

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

As of June 30, 2020, there have been no further repurchase of the Company’s Common Stock in the quarter and further Stock repurchases have been placed on hold in order to conserve cash during the COVID-19 pandemic.

NOTE 6 - INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $1,654,000, available to the Company indefinitely and up to 80% of the operating loss can be used against future taxable income.

As of  June 30, 2020, the Company had $186,022 net operating loss carry forward available to the Company.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the NOL to 2017 tax years and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of $573,685 which has been recorded in the first quarter 2020.

The Company has recorded a further net benefit of $210,253 in the second quarter 2020. For the six months ended June 30, 2020 the Company has recorded $783,938 in net tax benefits.

The effective tax rate as of June 30, 2020 was 38.5% and 3.3% as of June 30, 2019 and the statutory tax rate was 25.3% in 2020 and 24.5% in 2019.

The income tax (benefit) for the three months ended June 30, 2020 and 2019 consists of:

	2020	2019
Current:
Federal	$(60,828)	$-
State	840	-

Deferred:
Federal	(150,378)	-
State	113	-
Income Tax (Benefit)	$(210,253)	$-

NOTE 6 - INCOME TAXES (Continued)

The income tax (benefit) for the six months ended June 30, 2020 and 2019 consists of:

	2020	2019
Current:
Federal	$(806,800)	$-
State	840	-

Deferred:
Federal	17,160	(11,340)
State	4,862	(660)
Income Tax (Benefit)	$(783,938)	$(12,000)

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business as well as in "Risk Factors," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020, and in this Form 10-Q report. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

•
The COVID-19 pandemic  on our financial condition and operations, which could adversely affect our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, and the current, and uncertain future, other impacts of the COVID-19 outbreak, including its effect on the retail market place and the closure of retail stores and its effect on consumer confidence and on the ability or desire of consumers to purchase nonessential goods, which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, cash flows, liquidity, demand for consumer products and share price.

•	our success in reducing operating expenses and the impact of any such reductions.
•	our ability to negotiate a new credit facility and provide sufficient collateral.
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

•	an impairment of our goodwill, including our financial statements as of June 30, 2020 and in future reporting periods.
•	the risks and increased costs associated with operating internationally.
•	fluctuations in foreign currency exchange rates.
•	our expansion into and investments in new categories.
•	our inability to obtain adequate insurance coverage.
•	volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow.
•	our inability to recruit or retain qualified personnel or the loss of key personnel.
•	our inability to keep pace with developments in technology.
•	other factors are set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. Until an effective vaccine is developed for COVID-19 and is widely available, it is not possible to predict the future or ongoing impact of the COVID-19 pandemic on a consumer product company like us.  Economic chaos and uncertainty, and the significant reduction of consumer traffic to brick-and-mortar retailers, imposed by COVID-19 pandemic may continue by either continuing to spike in North American in waves or a seasonal basis.  The severity of the COVID-19 pandemic is also affected by the effectiveness or lack thereof by measures to combat the spread of COVID-19 by businesses and governments, whether foreign, national, state, provincial or local. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial or which are unknown.

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

(5)	"China" means People’s Republic of China.
(6)	"W" means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	"SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(10)	"Subsidiaries" means Capstone Industries, Inc. ("CAPI"), Capstone International H.K Ltd., ("CIHK"), and Capstone Lighting Technologies, Inc. ("CLTL").
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31, 2019.
(12)	"LED" or "LED's" means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	"OEM" means "original equipment manufacturer."
(14)
“Connected Surfaces” or “Connected Products” or “Smart Mirrors” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

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

During this period, the Company has been focused on protecting the health and safety of our staff, managing supply chain issues that may arise and to minimize potential disruptions to our customers, while managing our business in response to a changing dynamic. To that end, on  January 2020 our Hong Kong office was closed and remains closed, and all the employees work remotely from home. In March 2020 with the implementation of the State of Florida “Stay at Home Order” in the U.S., the corporate office was closed, and the staff have worked remotely from home. Many retail customers have been negatively impacted by the pandemic with closed stores or operating in a reduced capacity and demand for consumer goods has declined significantly which has delayed the purchase of additional products from us or resulted in delayed or cancelled orders.

With the initial phased reopening of many states, retailers experienced improving trends but with the resulting resurgence of the number of COVID-19 cases in those states, many state reopening’s have now been paused and other protective health measures are being considered. Our business operations and financial performance for the three and six months ended June 30, 2020 continued to be adversely impacted by the developments discussed above, including a further decrease in net revenue resulting in an increase in the net loss for the three and six months ended June 30, 2020 as compared to the prior year. The decrease in net sales for this period was driven by the overseas governments mandated factory closures related to the COVID-19 pandemic, resulting in the unavailability of components and the shipment of finished orders and the uncertainty felt by retail buyers of the impact of the COVID-19 pandemic on the U.S. retail markets.

The Company reported a net loss of approximately $657 thousand and $1.254 million for the three and six months ended June 30, 2020 compared to a net loss of approximately $11 thousand and $356 thousand for the three and six months ended June 30, 2019. With these losses the cash generated from operations was negatively impacted and the Company utilized $1.009 million of cash during the six months ended June 30, 2020.

With the resurgence of COVID-19 in many states our business may continue to be adversely impacted. This disruption could have a continued negative impact on the retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending which could negatively impact the demand for our products.

The Company’s available credit facility at Sterling National Bank, was up for renewal. With the current uncertainty in the retail sector resulting from the recent upsurge of COVID-19 cases, combined with the Company’s lack of utilizing the previous available credit facilities and the recent down trending of revenues, Sterling National Bank decided not to renew the facility but agreed to $3.0 million facility expiring on September 30, 2020. As the Company was not utilizing the line, the Company requested to terminate the facility on July 31, 2020 which Sterling National Bank agreed to accommodate.

The Company is in discussions with an alternate funding source that offers extensive programs that are more in line with the Company’s future business model but no firm commitments of funding have been made as of the date of the filing of this Form 10-Q report.

As of June 30, 2020, the Company had an $89,600 PPP loan but no other debt or other outstanding obligations, outside of normal trade obligations and had a cash balance of $2.1 million.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, management determined sufficient indicators remained to trigger the performance of a further interim goodwill impairment analysis as of June 30, 2020. The analysis concluded that the Company’s carrying value of its single reporting unit exceeded the fair value and the Company recognized approximately $200.7 thousand goodwill impairment charge in the three months ended June 30, 2020. The total impairment charge for the six months ended June 30, 2020 is approximately $490.8 thousand.

With the economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

In addition to the impact on our sales outlined above, this pandemic has also impacted the operations of our third-party logistics providers and our manufacturing and supplier partners, including through the closure or reduced capacity of facilities and operational changes to accommodate social distancing. In recent weeks the logistics situation has been improving but it is not yet up to full capacity as ocean vessels are in the process of being repositioned to accommodate demand. In addition, as the pandemic progresses, throughout our supply chain we may face further disruptions or increased operational and logistics costs.

The COVID-19 pandemic has also resulted in the Company considering possible changes in its strategic plan as a prudent measure to prepare for the impact of any possible continued or worsening of the COVID-19 pandemic on Company’s business and financial condition. The consideration of possible changes in the strategic plan is in the evaluation phase and the Company has not decided to make any specific changes in its current strategic plan, but the COVID-19 pandemic’s impact on the Company may require changes in the strategic plan.  The Company has a concern about its ability to cover operational overhead if it does not raise capital or improve cash flow from operations. See “Liquidity and Going Concern” below.

On March 27, 2020, the current administration signed into law the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” The CARES Act, among other things, includes provisions related to net operating loss carryback periods. The Company was able to carryback the NOL to 2017 tax years and generate an estimated net refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net tax benefit of approximately $210.3 thousand which has been recorded in the three months ended June 30, 2020. A total net tax benefit of approximately $783.9 thousand has been recorded for the six months ended June 30, 2020.

The Company’s factory in Thailand started producing and shipping orders in the second quarter of 2020. This additional manufacturing capacity will provide the Company with more flexibility in determining which factory location should produce goods for future orders, particularly if COVID-19 impacts Chinese manufacturing in a second wave pandemic.

With the United States now being impacted by a resurgence of the COVID-19 pandemic, state governments could reinstate public health measures that could adversely affect the U.S. economy and financial markets, consumer spending and confidence levels, resulting in a further economic downturn that could affect customer and consumer demand for our products.

Goodwill Impairment

With the continuing economic uncertainties caused by the COVID-19 pandemic, we determined sufficient indicators existed to trigger the performance of a second interim goodwill impairment analysis as of June 30, 2020. In the first quarter 2020, the Company recognized an impairment charge of $290,059. The analysis for the second quarter 2020 concluded that the Company’s carrying value of its single reporting unit exceeded the fair value and the Company recognized a further $200,707 goodwill impairment charge was recorded. The total impairment charge for the six months ended June 30, 2020 was $490,766.

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

As discussed in the effects of the COVID-19 pandemic disclosure, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. For example, if any of our major wholesale customers fail to maintain normal operations, our revenue could decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Management believe the economic impact of the virus in the U.S. will continue through to the end of 2020 and view this as a major disruption to the 2020 forecast but ultimately should not impact our long-term strategy and initiatives.

The Company has had a recent history of losses and negative cash from operations and its cash balance has dropped by $1.0 million from $3.1million as of December 31, 2019 to $2.1 million as of June 30, 2020. The uncertainty and the continuing negative impact this disruption could have on the retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending, could negatively impact the demand for our products or delay future planned promotional opportunities. As the Company relies on cash generated from operations to support its ongoing business, based on the Company’s expected rate of consumption, if the new programs are delayed or postponed the Company will need additional working capital in the fourth quarter of 2020 and its prospects of obtaining that capital are uncertain at this time. The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this Form 10-Q report. The inability of the Company to meet those obligations may require the Company to consider and pursue a significant, remedial corporate transaction. However, there are compensating factors and actions that are being taken to address these uncertainties, including the following:

•	The Company has an $89,600 PPP loan but no other debt or other outstanding obligations, outside of normal trade obligations.
•	The Company has no obligations or agreements containing financial covenants.
•	The Company has working capital of approximately $2.2 million consisting mostly of cash of $2.1 million.
•	The Company has an income tax refundable of approximately $1.0 million which approximately $800 thousand has already been applied for refund.
•	The Company is in discussions with an alternate funding source that offers more extensive programs that will service the Company’s future business model.
•
The Company’s plan has been to sell direct to consumers. The funding and cashflow requirements for this business model will require e-commerce funding. The Company is in discussions with a funding source that provides this funding option.

•
The Company has in place a mitigation plan that reduces discretionary expenses, executive managements compensation, and significantly reduces the cost of the Hong Kong operation and reduces travel, lodging and show expenses.

The above compensating factors may not provide the remedial benefit anticipated by the Company and may not counter the adverse, ongoing impact of the COVID-19 pandemic on the Company’s business and financial condition.  Even if the launch of more aggressive e-commerce program for selling products directly to the consumers is launched, consumer response may not counterbalance the adverse impact on sale of products through brick-and-mortar retail stores. Further, the Company may be unable to obtain adequate and affordable financing for operations.  While the above compensating factors and actions may mitigate the adverse impact of COVID-19 pandemic on the Company’s business and financial condition, those compensating factors may not provide the intended benefits or may fail to materialize in time or at all.  There can be no assurances that the Company’s business and financial condition will not be further deteriorated by the impact of the COVID-19 pandemic on consumer demand and purchases of our products, regardless of measures taken by the Company or impact of above compensating factors and actions.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. To conserve liquidity, the Company made some immediate steps to reduce operating costs in the second of 2020 and other cost reductions effective later in the year. Disregarding the goodwill impairment charge that did not occur in 2019, the total operating expenses for the 3 months ended June 30, 2020 and 2019 were $701.5 thousand and $752.6 thousand, respectively, a reduction of $51.1 thousand. If we compare the second quarter 2020 total operating expenses of approximately $701.5 thousand against the first quarter 2020 operating expenses of $915.2 thousand, this equates to an expense reduction of $213.7 thousand during the quarter.

With the factoring agreement terminated at Sterling National Bank, the Company is in discussions with an alternate funding source that offers extensive programs that are more in line with the Company’s future business model particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

In addition, we would seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. Although we believe we will have adequate sources of liquidity over the long-term, an economic recession or a slow recovery could adversely affect our business and liquidity.

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

Our expectation is that the new portfolio appeals to a much larger audience than our traditional LED lighting product line, with more relevant products that will hopefully benefit from management’s proven abilities in the areas of low-cost production and operations. The new Connected Surfaces or “Smart Mirror” portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The products will have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected retails to start at $500.00 per unit, with the goal to deliver consumer value for middle income homes, which is our target market. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices. If we seek to compete in the upscale market for more expensive smart mirrors with varied and enhanced features, we perceive that we would be directly competing with larger competitors and their significantly greater resources. Retail pricing for upscale smart mirrors typically ranges from $900 to $2,000.

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. While we believe that the markets for LED home products will remain competitive during fiscal 2020, we are confident in maintaining our revenue stream in the lighting business segment by continuing to introduce new innovative LED products. By working diligently overseas with alternate manufacturers located in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by ongoing trade disputes between the United States and China. Although the overseas factories are fully functioning at this time, a resurgence of the Global COVID-19 pandemic could impact the overseas factories again and could delay shipments of products from Thailand and China, which produces all of our products. The Company’s new factory in Thailand produced and shipped its first orders for the Company in the second quarter 2020. This facility will provide the Company with more flexibility in determining which location should produce goods for future orders. With the United States now being impacted by the resurgence of the COVID-19 pandemic we believe the impact of the virus in the U.S. will continue to the end of 2020, but this disruption should not impact our long-term strategy and initiatives.

We are not able to determine the long-term impact of any future reliance on or expanded reliance on production of products in Thailand as of the date of the filing of this Form 10-Q Report due to a lack of a sufficient period of operational experience under the expansion and the unknown extent to which we may have to rely more on production in Thailand in the future.

We continue to make investments to ensure that we provide quality, useful products. Additionally, the Company continues to enhance its customer service support. During 2020, the Company has substantially expanded its investment and commitment to social media marketing. With the growing importance of on-line commerce and social media to consumers, this marketing should play a vital role in expanding our lifestyle brands and will also serve to establish credibility with the Company’s growing consumer base. This effort will focus on creating a more extensive and aggressive social media presence through use of third-party social media like Facebook, Twitter, YouTube and Instagram as well as measures to increase our “ranking” in search engines.

The Company oversees and controls the manufacturing of its products, which are currently made in Thailand and China by OEM contract manufacturers, through three wholly owned operating subsidiaries: CAPI, CIHK and CLTL. The Company's direct import business model requires that shipments meet minimum order quantity or "MOQ" full container loads from its factories directly to retail customers’ shipping brokers. This business model avoids pitfalls resulting from slow moving and obsolete product inventories. The Company's products are built to fill backlog orders and are typically not warehoused for domestic replenishment programming. CIHK evaluates its contract manufacturers' ability to meet the Company's growing needs. Additionally, all manufacturers must meet rigorous compliance, security and equipment evaluation audits to ensure competitive pricing for the highest quality products. Capstone’s business practices have allowed development of excellent relationships with its OEM contract manufacturers and has resulted in commercially favorable payment terms, which over the years has greatly contributed to the Company's growth.

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

While our focus of Connected Surface products is the smart home market, smart mirrors are being employed by retailers like Ralph Lauren and Neiman Marcus to allow customers to compare outfits on fitting room smart mirrors. Further, smart mirrors are emerging in fitness industry for interactive workouts at home and at gyms. The automobile industry is also an emerging potential industry for smart mirrors, especially with emerging self-drive, self-park technologies and growing use of interactive surfaces in vehicles. As of the date of this Form 10-Q-Report, the Company’s focus is in Connected Surfaces products for the smart home industry. Any expansion into other industries will require establishing a profitable operation in smart home industry for Connected Surfaces portfolio or adequate, affordable funding.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have and will continue to serve as a foundation for its business strategy.

In North America, the Company is recognized as an innovator and highly efficient, low-cost manufacturer in product niches. Capstone believes that its personal relationships with retail customers combined with its innovative product offerings, strong marketing support and the high level of integrity embedded within the company, will allow the Company to expand its “Connected Surfaces” portfolio into the Home Lighting category.

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

Due to the extensive, modern manufacturing, design and engineering capabilities through the Company's OEM contract manufacturers, and the lower unit costs in Thailand and China, Capstone believes that it is more economical and efficient to continue to manufacture certain products in Thailand and China and have them shipped to the United States rather than to have such products produced in North America. While this resource is available to and used by large numbers of U.S. companies, including our competitors, the Company believes this Chinese manufacturing resource gives the Company the level of innovation, production cost and quality that allows Capstone to be competitive with larger competitors in the United States. However, as design technologies can influence the degree of hand labor in building its future products, the Company expects the advantages it has realized by manufacturing solely in China and Thailand to be challenged.

The economic impact of a pandemic like COVID-19 reveals how an unexpected event in China can potentially disrupt or adversely impact the integrated global economy product supply chain and the need for companies to diversify or provide for alternative product supply. Due to reliance on China, many product companies face the dilemma of unanticipated distributions in key product and component supply chains. The Company faces this challenge and has been reviewing in the past ways to supplement or provide back-up production sources to China. The Company has now transitioned its primary source of products from China to Thailand. The Company intends to continue its analysis of developing a more diverse product sourcing strategy. As a small reporting company, the Company has limited resources for independent diversification of production sources and must rely on subcontracting production to existing OEM’s.

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

Management’s efforts to mitigate the impact of these added costs included the transition of alternative OEM manufacturing into Thailand.

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

As a result of the COVID-19 pandemic, CIHK being located in Hong Kong, the personnel have been working remotely from home, but the full extent and impact of the pandemic in China and Hong Kong remains uncertain as of the date of this Report.

Perceived Weaknesses

Capstone believes that its competitive weaknesses are: (1) it does not possess the business, marketing and financial resources of larger competitors; (2) the Company is actively building its new Social Media marketing programming and its e-commerce development but does not yet have a prominent social media presence and the impact of the Social Media campaign on future sales of our products is not certain as of the date of this Form 10-Q report; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its current products lines are focused on consumer LED lighting and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Form 10-Q report; (5) profitability may be limited by attainable profit margins from consumer lighting products as markets mature; (6) Capstone does not have the large internal research and development capability of its larger competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; (8) we rely on OEM's for product production and these OEM’s are primarily located in Thailand and China, which have been impacted by the COVID-19 pandemic and the full economic impact of the COVID-19 pandemic is uncertain as of the date of this Report; (9) our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies; (10) as we still or may manufacture our products in China, the increased U.S. tariffs imposed on Chinese manufactured goods may negatively impact demand and/or increase the cost for our products at retail, which could negatively impact our business and (11) while we have established new production capability in Thailand, the lack of a resolution of the U.S.-China trade dispute presents the risk of more tariffs or retaliatory actions by U.S. or China and additional adverse impact on our ability to produce, ship or sell any products still made in China, if any; (12) the ongoing and severe impact of the COVID-19 pandemic on our business and financial performance will strain our ability to withstand continued losses and may force the Company into significant corporate transaction, including, without limitation,  possible merger and acquisition transaction or reorganization, to protect the core operations from the ongoing impact of the COVID-19 pandemic; and (13)  we are focused on affordable consumer products in LED lighting and smart home connected mirrors and this product focus may not provide profitability on a long-term basis or at sufficient levels to fund future product development and diversification – both of which may be vital to long-term success of the Company.

Products and Customers

The Company has consistently expanded its product portfolio over the past several years through the introduction of more indoor and outdoor lighting programs under the "Capstone Lighting®", Hoover® Home LED and Duracell® brands and has included the following products that are reported under one segment: Lighting Products:

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

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. CIHK assists the Company in placing more products into foreign market channels as well. The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom. International sales for the six months ended June 30, 2020 and 2019 were $227 thousand or 22% of net revenue and $402 a thousand or 6% of net revenue, respectively. The Company's performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the short term by the COVID-19 pandemic.

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

Sales and Marketing

Our products, heretofore, are sold nationally and internationally through a direct sales force. The sales force markets the Company's products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites. Our sales business model has been designed to support “direct import sales” made directly to the retail customer. However, we also offer “domestic sales” programs which will be further expanded in the future.

Direct Import Sales. We currently ship finished products directly to our retail customer from Thailand and China. The sales transaction and title of goods are completed by delivering products to the customers overseas shipping point. The customer takes title of the goods at that point and is responsible for inbound ocean freight and import duties. Direct import sales are made in larger quantities (generally container sized lots) to customers worldwide.

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

In six months ended June 30, 2020, the Company had two customers who comprised approximately 65% and 24% of net revenue and one customer who comprised of 95% of net revenues in the same period in 2019. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

The social media campaign is not fully implemented and has not operated for sufficient time to judge its effectiveness. The Company believes that the impact of  the COVID-19 pandemic on traditional brick-and-mortar retailing requires migration of marketing of products to e-commerce/on-line approach.

Competitive Conditions

The COVID-19 pandemic has accelerated the decrease in consumer reliance on traditional brick-and-mortar retailing and heightened the importance of e-commerce and online marketing and sales.  We have just started our social media marketing. Many competitors have more established, widespread and effective e-commerce and social media campaigns than we do.   We may not be able to effectively compete in e-commerce and social media marketing and sales. The COVID-19 pandemic has dramatically impacted marketing and sales of many products and the long-term impact of that pandemic is uncertain as of the date of the filing of this Form 10-Q Report due to the lack of an effective, available vaccine.

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

With trends and technology continually evolving, Capstone will continue to invest and rapidly develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making. Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management. The Company continues to invest in developing the technologies and design critical to competing in our markets. Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors, and by ongoing impact of  the COVID-19 pandemic on our business and financial performance.

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

To successfully implement Capstone's business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations.

Capstone will invest in more technical and innovative product categories. These costs are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials currently used by Capstone are sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company's specifications and provide the necessary facilities and labor to manufacture the Company's products. Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product. In order to ensure the consistent quality of Capstone's products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures are additional to the manufacturers' internal quality control procedures and performed by the Quality Assurance personnel.

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

As the Company moves into the e-commerce and direct to consumer marketplace, the Company has developed a new website with full shopping cart capabilities. To complete this project the Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate. The Company is also in discussions with a national fulfilment company to launch the online Smart Mirror program.

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

Seasonality

Sales for household products and electronics are seasonally influenced. Certain gift products cause consumers to increase purchases during key holiday winter season of the fourth quarter, which requires increases in retailer inventories during the third quarter. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and power failure light sales. Climate change may increase the number and severity of hurricanes, tornadoes and flooding. Historically, the lighting products had seasonally lower sales during the first quarter due to the Chinese New Year holiday as factories are closed and shipments are halted during this period. Our transition to Thailand manufacturers may reduce the impact of Chinese New Year holiday.

Intellectual Property

CAPC subsidiary, CAPI, owns a number of U.S. trademarks and patents which CAPC considers of substantial importance and which are used individually or in conjunction with other CAPC trademarks and patents. These include the following trademarks: Exclusive license and sub-license to Power Failure Technology; Capstone Power Control, Timely Reader, Pathway Lights, and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight. We also have a number of patents pending; Puck Light (cookie), Puck Light Base, Multi-Color Puck Lights, LED Dual Mode Solar Light, Integrated Light Bulb (Coach Light), LED Gooseneck Lantern, Spot Lights, Security Motion Activated Lights, Under Cabinet Lighting and Bathroom Vanity Light. CAPC periodically prepares patent and trademark applications for filing in the United States and China. CAPC will also pursue foreign patent protection in foreign countries if deemed necessary to protect a patent and to the extent that we have the available cash to do so. CAPC's ability to compete effectively in the Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

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

Working Capital Requirements and Financing

In order to more effectively support retailers in the U.S. domestic markets and to support the Company’s new online shopping cart, sufficient inventory must be available to support immediate customer demand and reduce the impact of lost sales as a result of stock outages. The Company will be required to strategically increase its inventory levels held either at its leased Anaheim, California warehouse or at the distribution centers of a national fulfilment company. Combined with investment in new product molds, product testing and outside certifications, package design work, the Company will require additional working capital to fund these strategic projects.

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

Continued investment in product development is a critical requirement to ensure the Company's future revenue growth. The Company allocates funds for such projects and if necessary certain members of the Company's senior management and Board of Directors have historically supplemented the cash flow needs as required through short-term, unsecured loans.

The Company’s credit facility at Sterling National Bank was up for renewal. On July 16, 2020, the Company received a Termination of Factoring Agreement letter advising that the Factoring Agreement would be terminated effective September 30, 2020. The bank advised that as the existing facility had not been used in recent years and with the uncertainties associated with the resurgence of the  COVID-19 pandemic and its potential impact on the retail sector, the bank decided not to renew the Factoring Agreement. The Company requested to terminate the Agreement on July 31, 2020 which was agreed to by Sterling National Bank.

For the three months ended June 30, 2020 and 2019, the processing fees associated with this agreement were $2,974 and $ 9,732, respectively.

For the six months ended June 30, 2020 and 2019, the processing fees associated with this agreement were $3,307 and $20,228, respectively.

As of June 30, 2020, and December 31, 2019, there was no balance due to Sterling National Bank.

The Company is in discussions with an alternate funding source that offers extensive programs that are more in line with the Company’s future business model particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

The Company has an income tax refundable of approximately $1.0 million of which approximately $800 thousand has already been applied for refund and should be received within the next few months.

In addition, we would seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The ongoing impact of the COVID-19 pandemic on the Company’s business and financial performance will affect the Company’s ability to obtain funding.

The Company's liquidity and cash requirements are discussed more fully in the Management’s Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months and six months ended June 30, 2020 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. We have not realized any revenues from our Connected Surfaces initiative for the quarter ended June 30, 2020.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
(In Thousands)
	June 30, 2020		June 30, 2019
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$907	100.0%	$3,408	100.0%
Cost of sales	(872)	(96.1)%	(2,674)	(78.5)%
Gross Profit	35	3.9%	734	21.5%
Operating Expenses:
Sales and marketing	43	4.7%	35	1.0%
Compensation	400	44.1%	382	11.2%
Professional fees	110	12.1%	83	2.4%
Product development	41	4.5%	95	2.9%
Other general and administrative	107	11.8%	158	4.6%
Goodwill impairment charge	201	22.2%	-	-%
Total Operating Expenses	902	99.4%	753	22.1%
Operating Loss	(867)	(95.5)%	(19)	(0.6)%
Other Income (Expense):
Miscellaneous Income (expense), net	-	-%	8	0.3%
Interest expense	-	-%	-	-%
Total Other Income (Expense)	-	-%	8	0.3%
Loss Before Tax Benefit	(867)	(95.6)%	(11)	(0.3)%
Benefit for Income Tax	(210)	23.2%	-	-%
Net Loss	$(657)	(72.4)%	$(11)	(0.3)%

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
(In Thousands)
	June 30, 2020		June 30, 2019
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$1,055	100.0%	$6,387	100.0%
Cost of sales	(986)	(93.5)%	(5,026)	(78.7)%
Gross Profit	69	6.5%	1,361	21.3%
Operating Expenses:
Sales and marketing	255	24.1%	227	3.5%
Compensation	776	73.5%	757	11.9%
Professional fees	240	22.7%	241	3.8%
Product development	93	8.9%	180	2.8%
Other general and administrative	252	23.9%	321	5.0%
Goodwill impairment charge	491	46.5%	-	-%
Total Operating Expenses	2,107	199.5%	1,726	27.0%
Operating Loss	(2,038)	(193.0)%	(365)	(5.7)%
Other Income (Expense):
Miscellaneous Income (expense), net	-	-%	(3)	(0.1)%
Interest expense	-	-%	-	-%
Total Other Income (Expense)	-	-%	(3)	(0.1)%
Loss Before Tax Benefit	(2,038)	(193.0)%	(368)	(5.8)%
Benefit for Income Tax	(784)	(74.2)%	(12)	(0.2)%
Net Loss	$(1,254)	(118.8)%	$(356)	(5.6)%

Net Revenues

After year-end 2019, the Company was negatively impacted by the effects of the worldwide COVID-19 pandemic. During the months of February and March 2020, the Company’s Hong Kong office and Chinese suppliers were temporarily impacted by the closedown of facilities by local and regional authorities in their efforts to combat the spread of the COVID-19 pandemic. The factory closures delayed orders from the first quarter, 2020 until the second and third quarter 2020. These factories are now fully functioning, and in the second quarter 2020 the first orders were shipped from our new factory in Thailand.

Net revenues for the three months ended June 30, 2020, were approximately $907 thousand, a decrease of $2.5 million or 73.4% from approximately $3.4 million in the second quarter 2019.

Net revenues for the six months ended June 30, 2020, were approximately $ 1.1, a decrease of $5.3 million or 83.5% from approximately $6.4 million in the second quarter 2019.

For the three months ended June 30, 2020 international sales were approximately $126.4 thousand or 14% of revenue as compared to $100.4 thousand or 3% of revenue in 2019.

For the six months ended June 30, 2020 international sales were approximately $227.1 thousand or 22% of revenue as compared to $401.6 thousand or 6% of revenue in 2019.

In the second quarter 2020, the Company provided approximately $301 thousand in promotional allowances to customers, as compared to approximately $504 thousand in the same period 2019. This special marketing allowance during the second quarter 2020 was provided to assist in the promotion of a new item that was launched during the resurgence of the COVID-19 pandemic.

The following tables disaggregates revenue by geographic area:
	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	Capstone Brand	% of Total Revenue	Capstone Brand	% of Total Revenue
LED Consumer Products- US	$780,171	86%	$3,307,382	97%
LED Consumer Products-International	126,387	14%	100,440	3%
Total Revenue	$906,558	100%	$3,407,822	100%

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	Capstone Brand	% of Total Revenue	Capstone Brand	% of Total Revenue
LED Consumer Products- US	$828,474	78%	$5,985,009	94%
LED Consumer Products-International	227,061	22%	401,615	6%
Total Revenue	$1,055,535	100%	$6,386,624	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended June 30, 2020 and 2019, was approximately $35.0 thousand and $734.1 thousand, respectively, a reduction of $699.1 thousand. Gross Profit as a percent of revenue was 3.9% in the second quarter 2020 as compared to 21.5% in 2019.

Gross profit for the six months ended June 30, 2020 and 2019, was approximately $69.2 thousand, and $1.36 million, respectively, a reduction of $1.29 million. Gross Profit as a percent of revenue was 6.5% in the period 2020 as compared to 21.3% in 2019.

During the three months ended June 30, 2020, the Company provided approximately $301 thousand of promotion allowances for a new item launched in the stores at a time the COVID -19 pandemic was starting to resurge in the U.S. These funds were made available to assist with the in store sell through during a period that foot traffic could decline. The impact of the allowance was to reduce net revenue and gross profit for the three and six month period. As a comparison if we had not provided this “special “ allowance, the gross profit for the three months would have increased to approximately $335.6 thousand from $35.0 thousand and the gross profit percentage to net revenue would have increased from 3.9% to 27.8%.

For the six months ended June 30, 2020 the gross profit would have increased to approximately $369.7 thousand from $69.2 thousand and the gross profit percentage to net revenue would have increased from 6.6% to 26.7%.

This special promotion was provided to support product sell through in the store at a time that consumer foot traffic was uncertain.

Operating Expenses

Sales and Marketing Expenses

For the three months ended June 30, 2020, and 2019, sales and marketing expenses were approximately $42.9 thousand and $35.4 thousand respectively, an increase of $7.5 thousand or 21.1%.

For the six months ended June 30, 2020, and 2019, sales and marketing expenses were approximately $254.9 thousand and $227.3 thousand respectively, an increase of $27.6 thousand or 12.1%.

During the period the Company continued to invest approximately $15.2 thousand in its Smart Mirror Social Media advertising campaign which was not incurred in 2019.

Compensation Expenses

For the three months ended June 30, 2020, and 2019, compensation expenses were approximately $399.7 thousand and $382.3 thousand, respectively, an increase of $17.4 thousand or 4.6%.

For the six months ended June 30, 2020, and 2019, compensation expenses were approximately $776.4 thousand and $757.2 thousand, respectively, an increase of $19.2 thousand or 2.5%.

During the three and six months ended June 30, 2020, there were some staff salary increases as compared to the same period 2019.

Professional Fees

For the three months ended June 30, 2020, and 2019, professional fees were approximately $109.7 thousand and $82.8 thousand respectively, an increase of $26.9 thousand or 32.4%. During the quarter of 2020, accounting fees increased as a result of the additional services required to review the COVID-19 pandemic disclosure and assessment requirements.

For the six months ended June 30, 2020, and 2019, professional fees were approximately $240.2 thousand and $240.6 thousand, respectively.

Product Development Expenses

For the three months ended June 30, 2020, product development expenses were approximately $41.6 thousand as compared to $94.5 thousand in 2019, a decrease of $52.9 thousand or 56.0%. During the second quarter 2020 the Company invested $18.1 thousand in software and hardware development for the Smart Mirror project compared to $60.1 thousand in the same period in 2019.

For the six months ended June 30, 2020, product development expenses were approximately $93.2 thousand as compared to $179.8 thousand in 2019, a decrease of $86.6 thousand or 48.2%. During the period 2020 the Company invested $49.5 thousand in software and hardware development for the Smart Mirror project compared to $107.4 thousand in the same period in 2019, a decrease of $57.9 thousand or 53.9%.

Other General and Administrative Expenses

For the three months ended June 30, 2020, other general and administrative expenses were approximately $107.5 thousand as compared to $157.6 thousand in 2019, a decrease of $50.1 thousand or 31.8%. During the period as part of the mitigation plan, the Company reduced travel, lodging and meals by approximately $26.8 thousand and approximately $17.3 thousand from auto truck expense as compared to the same period 2019. A further approximate $15.9 thousand reduction was due to liability insurance premiums resulting from the lower net revenue. The Company also spent $9.3 thousand in developing the new Connected Surfaces website compared to $0 thousand in 2019.

For the six months ended June 30, 2020, other general and administrative expenses were approximately $251.9 thousand as compared to $321.3 thousand in 2019, a decrease of $69.4 thousand or 21.6%. During the period as part of the mitigation plan, the Company reduced travel, lodging and meals by approximately $26.0 thousand and approximate $29.2 thousand from auto truck expense as compared to the same period 2019. A further approximate $22.7 thousand  reduction was due to liability insurance premiums resulting from the lower net revenue. The Company also invested approximately $20.4 thousand in developing the new Connected Surfaces website compared to $11.9 thousand in 2019.

Goodwill Impairment Charge

For the three months ended June 30, 2020, goodwill impairment charge was approximately $200.7 thousand as compared to $0 in the same period 2019. As a result of the impact of the COVID-19 pandemic, we determined that sufficient indicators continued to exist to require a further interim goodwill impairment analysis as of June 30, 2020. The interim analysis concluded that the Company’s carrying value of its single reporting unit exceeded the fair value and the Company recognized the goodwill impairment charge in the quarter.

For the six months ended June 30, 2020,the goodwill impairment charge was approximately $490.8 thousand as compared to $0 in the same period 2019.

Total Operating Expenses

For the three months ended June 30, 2020 and 2019, total operating expenses were approximately $902.2 thousand and $752.6 thousand, respectively, an increase of $149.6 thousand or 19.9%. During the quarter the goodwill impairment charge of $200.7 thousand was the main reason for the total expense increase.

For the six months ended June 30, 2020 and 2019, total operating expenses were approximately $2.107 million and $1.726 million, respectively, an increase of $381.0 thousand or 22.1%. During the six months ended June 30, 2020 the goodwill impairment charge of $490.8 thousand was the main reason for the total expense increase.

Operating Loss

For the three months ended June 30, 2020 the operating loss was approximately $867.2 thousand compared to a loss of $18.5 thousand in 2019, an increase of $848.7 thousand.

For the six months ended June 30, 2020 the operating loss was approximately $2.038 million compared to a loss of $365.4 thousand in 2019, an increase of $1.672 million.

Total Other Expense, net

For the three months ended June 30, 2020, and 2019, other income(expenses) were $0 as compared to $8.0 thousand in 2019.

For the six months ended June 30, 2020, and 2019, other income(expenses) were $0 as compared to $(2.5) thousand in 2019.

Benefit for Income Tax

The CARES Act includes provisions related to net operating loss carryback periods. The Company was able to carryback the NOL to 2017 tax years and generated an estimate refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit related tax rate differential of approximately $574 thousand recorded in the first quarter 2020 and a further $210 thousand in the quarter 2020, totaling approximately $784 thousand for the period to date.

Net Loss

For the three months ended June 30, 2020 the net loss was approximately $657.1 thousand compared to a net loss of $10.5 thousand in the same period 2019.

For the six months ended June 30, 2020 the net loss was approximately $1.254 million compared to a net loss of $355.8 thousand in the same period 2019. In summary the increased net loss of approximately $898 thousand was the result of :

•	Reduced net revenue, (resulting from COVID-19) of approximately $5.3 million, which resulted in reduced gross profit of approximately $1.3 million.
•	An impairment charge of approximately $491 thousand, which did not occur in 2019.
•	Total operating expenses (excluding the impairment charge) was reduced by $110.0 thousand over 2019.
•	A tax benefit refund due to the CARES Act legislation of approximately $784 thousand.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the six months ended June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

 As discussed above, the COVID-19 pandemic and its recent resurgence in many states that had initiated phased reopening’s has created  significant uncertainty in the U.S. economy, which had and continues to have an adverse effect on our business, financial position, results of operations and liquidity. The period for which disruptions related to this pandemic will continue is uncertain, as is the magnitude of any adverse impacts. We believe that any negative impacts will be temporary, through to the end of 2020, but there can be no assurance of that.

In each of the last two years and has continued through the period ended June 30, 2020, the Company has a history of losses, and negative cash from operating activities. The cash balance as of June 30, 2020 is significantly lower than as of June 30, 2019.

The Company’s credit facility with Sterling National Bank even though it had not been actively used in the last two years was terminated as of July 31, 2020.

During this period the Company continued to generate cash from operations and utilized cash on hand to develop the social media and online infrastructure and product portfolio to transition into the new Smart Mirror category.

With the continued uncertainty as to the extent of the impact of COVID-19 on the U.S. economy, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report. The inability of the Company to meet those obligations may require the Company to consider and pursue a significant, remedial corporate transaction.  However, management believes there are compensating factors and actions that are being taken to address these uncertainties, including the following:

•	The Company has no financial agreements containing financial covenants.
•	The Company has no funded debt other than the PPP loan of $89,600, outside of normal trade obligations.
•	The Company has working capital of approximately $2.2 million as of June 30, 2020, including cash of approximately $2.1 million
•	The Company has income tax refundable of approximately $1.0 million of which approximately $800 thousand has already been applied for refund.
•	The Company is in discussions with an alternate sourcing fund that offers programs more in line with our future business model that includes Accounts Receivable, e-commerce and Purchase Order Funding.
•
The Company has already initialed cost mitigation plans including executive payroll cuts, the termination of certain employees and contractors, discretionary expense reductions and substantial reorganization of its overseas operations to conserve liquidity.

The above compensating factors may not provide the remedial benefit anticipated by the Company and may not counter the adverse, ongoing impact of  the COVID-19 pandemic on the Company’s business and financial condition.  Even if the launch of more aggressive e-commerce program for selling products directly to the consumers is launched, consumer response may not counterbalance the adverse impact on sale of products through brick-and-mortar retail stores. Further, the Company may be unable to obtain adequate and affordable financing for operations.  While the above compensating factors and actions may mitigate the adverse impact of the COVID-19 pandemic on the Company’s business and financial condition, those compensating factors may not provide the intended benefits or may fail to materialize in time or at all.  There can be no assurances that the Company’s business and financial condition will not be further deteriorated by the impact of the COVID-19 pandemic on consumer demand and purchases of our products, regardless of measures taken by the Company or impact of compensating factors and actions.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of June 30, 2020 and December 31, 2019, was approximately $2.1 million and $3.1 million respectively, a reduction of $1 million.

Summary of Cash Flows	For the Six Months ended June 30,
	2020	2019
(In thousands)
Net cash provided by (used in) :
Operating Activities	$(1,046)	$(2,525)
Investing Activities	(16)	(28)
Financing Activities	53	(36)
Net decrease in cash and cash equivalents	$(1,009)	$(2,589)

As of June 30, 2020, the Company’s working capital was approximately $2.2 million. Current assets were approximately $3.3 million and current liabilities were approximately $1.2 million and include:
•	Accounts payable of approximately $614 thousand due vendors and service providers.
•	Accrued expenses of approximately $350 thousand for various services and allowances.
•	Warranty provision for estimated defective returns in the amount of approximately $55 thousand.
•	Paycheck Protection Program Loan approximately $90 thousand.
•	Operating lease liability-current portion of approximately $60 thousand.

Cash Flows used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2020 was approximately $1.0 million compared with approximately $2.5 million used in operating activities in the same period 2019. The cash usage in the period resulted from the net loss of approximately $1.3 million and $807 thousand increase in income tax refundable, which was partially offset by approximately $491 thousand goodwill impairment charge, $383 thousand increase in accounts payable and accrued liabilities, $93 thousand decrease in prepaid expenses tax and $35 thousand decrease in deposits. The Company's cash position was approximately $2.1 million at June 30, 2020 compared to $1.2 million at June 30, 2019.

Cash Flows used in Investing Activities

The use of cash in the six months ended June 30, 2020 and 2019 was $15.7 thousand and $28.1 thousand, respectively. CIHK has negotiated favorable payment terms with our OEM manufacturers to reduce the amounts of upfront cash required when initiating new product line projects.

Cash Flows provided by (used in) Financing Activities

Cash provided by (used in) financing activities for the six months ended June 30, 2020 and 2019, was approximately $53.3 thousand and $(35.9) thousand, respectively. During the six months ended June 30, 2020, the Company repurchased 283,383 shares at a cost of $36.3 thousand. As part of the mitigation plan to conserve cash during this pandemic period, the Company has postponed the repurchase of common shares until further notice. The Company also received a loan for approximately $90 thousand from the Small Business Administration as part of that Payroll Protection Program.

As of June 30, 2020, the Company had the PPP loan outstanding for approximate $90 thousand.

As of June 30, 2020, the Company was in compliance with all of the terms pursuant to the existing credit facilities that was terminated on July 31, 2020.

 As noted in the Going Concern disclosure unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations as they arise over the next twelve months from the filing date of this report.

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

The Company's manufacturing is currently conducted in China and Thailand. Consequently, the Company is subject to a number of significant risks associated with any product manufacturing done in China, including:

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

The lack of a resolution of the ongoing trade disputes between the U.S. and China means that adverse impact from tariffs and other trade retaliation measures between the two countries remains a present risk and may cause adverse impacts that are not foreseeable as of the date of the filing of this Form 10-Q report.  The Company has established manufacturer capabilities in Thailand to reduce the risk to any Chinese production of products.

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended June 30, 2020.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. As of the date of this Report, Stewart Wallach is our Chief Executive Officer and James Gerald McClinton is our Chief Financial Officer and Chief Operating Officer.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2020. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Internal Control-Integrated Framework. Based on their assessment, management concluded that, as of June 30, 2020, the Company's internal control over financial reporting is effective based on those criteria. Based on that evaluation, our management concluded that our internal control over financial reporting, as of June 30, 2020, was effective at the reasonable assurance level.

Because the Company is a smaller reporting company, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended June 30, 2020, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been material changes to certain of the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. In addition to the information set forth below in our Quarterly Report on Form 10-Q for the period ended June 30, 2020, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020 (as modified by the risk factors below). You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition and may hamper our ability to fund our operations without obtaining adequate, affordable funding, which funding may not be available as needed.

The outbreak of the COVID-19 pandemic, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including Southern Florida where the Company offices are located and in China where the Company has traditionally had its products made. The COVID-19 pandemic has prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that maybe requested or mandated by governmental authorities or businesses. While it is not possible at this time to estimate the full impact the COVID-19 pandemic could have on our business, the continued spread of COVID-19 and the measures taken by the governments and businesses in affected areas and in which we operate have disrupted and may continue to disrupt our product development, manufacturing supply chain, the retail market place and overall consumer buying confidence. For example, despite the phased reopening of the economy in many states, the recent resurgence of COVID-19 has paused these phased reopening’s. Due to social distancing and other mandates implemented by federal, state and local governments, many individuals are working remotely and staying at home resulting in retail stores remaining closed and demand for consumer goods declining significantly. As the COVID-19 pandemic continues the retail marketplace may continue to decline, which has reduced and may continue to reduce revenue and, as a result, could continue to adversely affect our operating results and financial condition. The overall negative impact of the COVID-19 pandemic on the economy has also impacted, and may continue to impact, the number of potential retail customers  for our products with the decline of consumer confidence. The COVID-19 outbreak and government and business mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of  COVID-19 to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. The further spread of the COVID-19 pandemic and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. The lack of an effective, widely available vaccine for COVID-19 means that the COVID-19 pandemic may surge in waves or seasonally in areas and continue to periodically disrupt retailers and our industry as well as adversely impact our business and financial performance and condition.

The adverse financial results from the COVID-19 pandemic on our business and financial performance coupled with our transition in new product focus on Connected Surfaces products places a significant financial strain on our Company.  While we anticipate available cash to sustain operations through fiscal year ended December 31, 2020, we will need either adequate and affordable funding or revived and adequate cash flow from sales of products in fiscal year 2021. As part of our periodic strategic planning, we are evaluating a range of possible significant corporate transactions to counter any ongoing or more severe adverse impact by the COVID-19 pandemic in the future. The Company has not committed to any specific significant corporate transaction but is evaluating various options in case the Company’s cash flow from sale of products does not revive or Company does not obtain affordable, adequate funding for working capital.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. To the extent the COVID-19 pandemic continues to adversely affect the global economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to market, credit, geopolitical and business operations and cyber, or risks described in our other filings with the SEC. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us.

The COVID-19 pandemic has caused significant disruption in the retail industry, which has and may continue to materially impact our business, financial condition and results of operations.

Our business has been and may continue to be materially impacted by the effects of the COVID-19 pandemic, which was reported to have surfaced first in December 2019 and declared a global pandemic in March 2020. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place”.

The situation and preventative or protective actions that governments and businesses around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption that has and may continue to negatively impact the retail business, including closure of retail stores or reduced operating hours where our products are sold, and reduced consumer traffic and consumer spending. Related industries in the United States and across the world have been and may continue to be adversely affected, such as manufacturing and logistics services including ocean freight. There is significant uncertainty around the breadth and duration of retail store and general business disruptions related to COVID-19, as well as its impact on the U.S. and global economies and consumer willingness to visit retail stores after they are reopened. To the extent the impact of the COVID-19 pandemic continues or worsens, or if there is a future resurgence after the initial containment, consumer behavior may be altered for an extended period, which would impact our cash and liquidity and financial condition.

Additionally, the COVID-19 pandemic and resulting economic disruption has also led to significant volatility in the capital markets. While we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows could be impacted by the further development of the COVID-19 pandemic. Moreover, as the COVID-19 situation is rapidly changing, we may not be able to reduce our spending relative to declines in revenue, and we may continue to incur costs in the development of future products as certain of our products for upcoming seasons are already in advance design completion. Further, currently many of our employees in our corporate offices are working remotely. An extended period of remote work arrangements could strain our business continuity plans and impair our ability to manage our business.

We may incur costs associated with implementing a restructuring or overhead reduction initiative beyond the amount contemplated when we first developed the initiative and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate products or services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.

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

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in U.S. economic conditions continues, particularly in light of the impacts of  the COVID-19 pandemic, and trends in consumer discretionary spending remain unpredictable. While the impact on the global economy remains uncertain, the United States and other countries have experienced a significant increase in unemployment and financial markets remain turbulent. The uncertainty is enhanced by the inability of the U.S. Congress to pass additional round of financial assistance for unemployed workers and businesses in order to counter the impact of COVID-19 pandemic.  Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the U.S. market in which we sell most of our products, or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

We derive a substantial portion of our sales from large wholesale customers, many of which have experienced significant disruption due to the COVID-19 pandemic. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted.

In 2019, sales through our wholesale channel represented approximately 90% of our net revenues. We face increased risk of order reduction or cancellation or delay of promotional opportunities when dealing with customers struggling with economic uncertainty. As a result of the COVID-19 pandemic, including preventative or protective actions by government authorities and businesses have taken to contain the spread of COVID-19, many of our wholesale customers in the United States have had to implement six foot social distancing policies, mandatory reduced foot traffic and compulsory wearing of face masks while in the store and have experienced reduced consumer traffic and purchasing, which has resulted in lower sales and cancellations or delays of orders of our products. The financial impact of continued store disruptions on many of our wholesale customers has been significant and the long-term impact remains uncertain as of the date of the filing of this Form 10-Q Report. In addition, during weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. A slowing economy in our key markets or a continued decline in consumer purchases of discretionary goods generally could have an adverse effect on the future planned promotional activities of our customers.

We may not successfully execute our long-term strategies, which may negatively impact our results of operations.

Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our new  Connected Surfaces category, LED lighting and our new online direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully market these new products to existing customers, grow our e-commerce and mobile application offerings in the U.S. market and continue to successfully increase our product offerings in the Connected Surfaces category. Our ability to invest in these growth initiatives on the timeline and at the scale we expect will be negatively impacted if we continue to experience significant market disruption due to COVID-19 or other significant events, particularly in the U.S. market and in declining sales. In addition, our long-term strategy depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted, and we may not achieve our expected results of operations.

Consumer shopping preferences and shifts in distribution channels continue to evolve and could negatively impact our results of operations or our future growth.

Consumer preferences regarding the shopping experience continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and we are launching our own direct to consumer business consisting of our brand and e-commerce platform. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our strategy to grow our e-commerce revenue, we are investing significantly in enhancing our platform capabilities and implementing systems to drive higher engagement with our consumers. If we do not successfully execute this strategy or continue to provide an engaging and user-friendly digital commerce platform that attracts consumers, our brand image and results of operations could be negatively impacted as well as our opportunities for future growth. In addition, we cannot predict whether and how the COVID-19 pandemic will impact consumer preferences regarding the shopping experience in the long-term and how quickly and effectively we will adapt to those preferences. We have commenced our social media/e-commerce marketing initiative in response to current trends in consumer purchasing habits and in case the traditional brick-and-mortar retail continues to suffer and decline under the assault from the COVID-19 pandemic as well as a growing trend towards e-commerce shopping by consumers that pre-dates the COVID-19 pandemic.

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

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. These risks have materially increased and may persist with the market disruption caused by the COVID-19 pandemic.

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

Some of the components used in our products may be technically advanced products developed by third parties and may be available, in the short-term, from a very limited number of sources. All of our products are manufactured by unaffiliated manufacturers. We have long -term relationships but no long-term contracts with our suppliers or manufacturing sources, and we compete with other companies for components, raw materials, production and capacity.

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

•	reduced protection for intellectual property rights in some countries.
•	disruptions or delays in shipments.
•	changes in local economic conditions in countries where our customers, manufacturers and suppliers are located.

These risks could negatively affect the ability of our manufacturers to produce or deliver our products or procure materials and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, cash flows and financial condition. In the event that one or more of these factors make it undesirable or impractical for us to conduct business in a particular country or sustain our business could be adversely affected.

We may need to raise additional capital required to manage and grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Managing and growing our business will require significant cash outlays, capital expenditures and commitments. We have utilized cash on hand and cash generated from operation and accessed our credit facility as needed as sources of liquidity. However, during the first six months ended June 30, 2020 the cash generated from operations was negatively impacted due to the global impact of the COVID-19 pandemic.

As of June 30, 2020, we had approximately $2.1 million of cash, and had zero loans outstanding We have also taken a number of actions short-term and long-term to preserve existing capital, including reducing capital expenditures, reducing discretionary expenditures, executive management salary reductions expense reductions related to the CIHK operations in Hong Kong and reductions in travel, hotel and show expenses.  The credit facility with Sterling National Bank was not renewed and terminated at July 31, 2020. The Company is currently in discussions with an alternate funding source that provides additional sourcing options for the e-commerce business channel that the Company is transitioning into. However, in the event that we are unable to negotiate a new credit facility or if cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. With our reported losses in recent years, we cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow or sustain our business.

If we encounter problems with our logistics provider, our ability to deliver our products to the online market could be adversely affected.

In the U.S. we rely on a third-party logistics provider for our product distribution services. The current COVID-19 pandemic or its future recurrence may impede our ability to ship from the distribution facility at full capacity. Significant disruptions or delays could lead to loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by a third party. This will include the shipping of orders to our online customers. If our distribution provider encounter such problems, our future results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

Our marketing efforts may not be successful.

With the disruption caused to our traditional distribution and sales channels, the brick-and-mortar retail stores, we need to develop an effective social media and e-commerce marketing and sales capability.  While we are creating that capability, we are not experienced in social media and e-commerce marketing and sales, especially in comparison with some competitors, and we may fail to effectively market and sell our products through social media and e-commerce.  This failure coupled with continued decline of brick-and-mortar retailing would have a significant, adverse impact on our company and its viability.

With respect to the Connected Surfaces industry, we participate in a highly competitive market, and pressure from existing and new companies may adversely affect our business and operating results.

Connected Surfaces and smart home industry is a relatively new and emerging industry that attracts start-ups and major international companies.  Technological development by competitors may eclipse our Connected Surfaces products and undermine our Connected Surfaces product initiative, which initiative is deemed vital to our future prospects.

We also expect that new competitors will enter the Connected Surfaces industry, which increased competition could have an adverse effect on our business and financial results.  Many of our existing and potential competitors in Connected Surfaces industry have significantly more financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their marketing and sales and their products and services. In addition, they may have more extensive industry relationships than we have, longer operating histories and greater name recognition. As a result, these competitors may be able to respond more quickly with new technologies and to undertake more extensive marketing or promotional campaigns than we conduct.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or results of operations. If our internal control over financial reporting is not effective, it may adversely affect investor confidence in us and the price of our common stock.

As a public company we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or if we are unable to comply with the requirements of the Sarbanes-Oxley Act in a timely manner, then, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully sustain or grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives. Our future success depends on our continuing ability to retain or  attract, develop, motivate and retain highly qualified and skilled executives and employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them.  We lack key man insurance to fund replacement of key personnel. Our key personnel are Stewart Wallach, our chief executive officer, and James McClinton, our chief financial officer, are key personnel.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Company’s revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control.  As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.

Since we are transitioning our product focus to Connected Surfaces products, and in light of the impact of the COVID-19 pandemic on our LED product sales through brick and mortar retailers, past financial performance is not indicative of any future growth or future financial performance.  We will have to establish our Connected Surfaces product line in the face of extensive competition.

Any future financing may impose restrictions on our operations or affect of our ability to operate our business.
While we do not currently have any debt financing, future need for working capital may result in loan agreements that impose restrictions on the operation of our business, which restrictions may prevent actions designed to grow revenues or develop new product lines.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs, which may in turn impair our growth or affect sustaining operations.

The continuation of the COVID 19 pandemic impact on sales of our products and impact of continued losses from operations will require us to raise working capital in the future, possibly in 2021. We may be unable to obtain adequate, affordable funding when required.  Sustaining or growing operations may require access to working capital when needed and on affordable terms. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
We may not be able to adequately protect our intellectual property rights.
Connected Surfaces products may depend on intellectual property and the protection of which is crucial to the success of our business. If deemed prudent and subject to available working capital, we will rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. We may attempt to protect our intellectual property, technology and confidential information by requiring our employees and consultants to enter into confidentiality and assignment of inventions agreements and third parties to enter into nondisclosure agreements as we deem appropriate. Despite our efforts to protect our essential proprietary rights, unauthorized parties may attempt to use information that we consider proprietary.
We may not be able to discover or determine the extent of any unauthorized use or infringement or violation of our intellectual property or proprietary rights. Third-parties also may take actions that diminish the value of our proprietary rights or our reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources, the impairment or loss of portions of our intellectual property and could materially adversely affect our business, financial condition and operating results. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. These steps may be inadequate to protect our intellectual property. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to use information that we regard as proprietary to create product offerings that compete with ours. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights, which could materially adversely affect our business, financial condition and operating results. Competitors may adopt trade names or service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. We may lack the funds to litigate or protect or register our intellectual property rights and the lack of those funds, protection or registration may undermine our efforts to establish profitable business with a product line.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
Dated:  August 19, 2020

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer