Form 10-K/A
period 2019-12-31
CAPSTONE COMPANIES, INC.
filed 2020-11-09
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment Number 1
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

(954) 252-3440, extension 313
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
None	Not applicable	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No x

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [x] No _

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", "emerging growth company" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

Number of estimated shares outstanding of the Registrant's Common Stock, $0.0001 par value per share,  as of March 23, 2020, is 46,328,261

DOCUMENTS INCORPORATED BY REFERENCE

None
Explanatory Note:

This Amendment Number One (“Amendment Number 1”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (as filed with the Commission on 30 March 2020) (“Form 10-K Report”) by Capstone Companies, Inc., a Florida corporation, (“Company”) is being filed solely to: (1) include this Explanatory Note and a signature page; (2) restate Item 9A Controls and Procedures of the Form 10-K Report to read in its entirety as stated below; (3) file Exhibits 31.3 and 31.4 to this Amendment Number 1; and (4) revise Part IV, Item 15. Exhibits to reflect filing of Exhibits 31.3 and 31.4 to this Amendment Number 1. The revisions to Item 9A are made to provide a statement about effectiveness of disclosure controls and procedures and eliminate duplicative statement about effectiveness of internal control of financial reporting. Because no financial statements are included with this Amendment Number 1, paragraph 3 of the certifications in Exhibits 31.3 and 31.4 has been omitted. Similarly, because no financial statements have been included in this Amendment Number 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Item 9A of the Form 10-K Report reads in its entirety as follows.

Item 9A CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms, and that such information is accumulated and communicated to Company’s management, including to Company’s  Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15 under the Exchange Act, Company’s management, including Stewart Wallach, the Company’s Chief Executive Officer, and James McClinton, the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of Company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, Company’s Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting (as defined in Rule 13a-15(f) under the Exchange Act)

Management's Annual Report on Internal Control over Financial Reporting. Company management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, Company’s Chief Executive Officer and Chief Financial Officer, and effected by Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Company assets;
(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that
Company receipts and expenditures are being made only in accordance with the authorization of Company management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements.

Company management assessed the effectiveness of Company’s internal control over financial reporting. In making this assessment, management used the framework set forth in the report entitled “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Company management concluded that Company internal control over financial reporting was effective as of December 31, 2019.

Because the Company is a smaller reporting company, this Form 10-K Report does not include an attestation report of Company’s independent registered public accounting firm regarding internal control over financial reporting. Company’s management's report was not subject to attestation by Company’s independent registered public accounting firm.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting (as defined in Rule 13a-15(f) of the Exchange Act)
During the fiscal quarter ended December 31, 2019, there were no changes in Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

Except as stated above in Explanatory Note and under restated Item 9A, this Amendment No. 1 speaks as of the original filing date of the Form 10-K Report, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K Report and does not modify or update the disclosures made in the Form 10-K Report.

Part IV

Item 15.  Exhibits, and Financial Statement Schedules Reports

(a) The following documents are filed as part of this Report.

(3) Exhibits required by Item 601 of Regulation S-K (1)

Exhibit Number	Description of Exhibit	Filed with this Report	Incorporated by Reference to Form or Schedule	Date of Filing	SEC File No.
3.1	Articles of Incorporation of CHDT Corp. (former name of Capstone Companies, Inc.)		X Incorporated by reference to Annex G to Proxy Statement filed by CHDT Corp.	April 20, 2004	000-28831
3.1.1	Amended and Restated Articles of incorporation of Capstone Companies, Inc., dated July 14, 2009		X- Incorporated by reference to Exhibit 3.1 to the Form 8-K by Capstone Companies, Inc.	July 14, 2009	000-28831
3.1.1.1	Amendment to Articles of Incorporation of Capstone Companies, Inc., dated June 8, 2016		X-Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Capstone Companies, Inc.	June 8, 2016	000-28831
3.2	By-Laws of CHDT Corp. (former name of Capstone Companies, Inc.)		X- Incorporated by reference to Annex H of Proxy Statement filed by CHDT Corp.	April 20, 2004	000-28831
4.6	Description of Securities of Capstone Companies, Inc.		X- Incorporated by reference to Exhibit 4.6 to Form 10-K Annual Report for fiscal year ended December 31, 2019	March 30, 2020	000-28831

10.1	Employment Agreement between Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2020	X- Incorporated by reference to Exhibit 10.1 to Form 10-K Annual Report for fiscal year ended December 31, 2019	March 30, 2020	000-28831
10.2	Employment Agreement between Capstone Companies, Inc. and James McClinton, dated February 5, 2020	X- Incorporated by reference to Exhibit 10.2 to Form 10-K Annual Report for fiscal year ended December 31, 2019	March 30, 2020	000-28831
10.3	Amendment to Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated Nov. 5, 2015	X-- Incorporated by reference to Exhibit 10.12 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2017	March 28, 2018	000-28831
10.4	Validity Guaranty to Financing Agreement by Capstone Industries, Inc. and Sterling Capital Funding, dated June 4, 2016	X- Incorporated by reference to Exhibit 10.13 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2017	March 28, 2018	000-28831
10.5	Trademark License with Hoover Inc., dated Jan. 29, 2015	X- Incorporated by reference to Exhibit 10.14 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2017	March 28, 2018	000-28831
10.6	Amendment to Trademark License with Hoover Inc., dated Jan. 29, 2016	X- Incorporated by reference to Exhibit 10.15 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2017	March 28, 2018	000-28831
10.07	Addendum to Consulting Agreement by Capstone Companies, Inc. and George Wolf, dated Jan. 1, 2019	X- Incorporated by reference to Exhibit 10.17 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2019	March 30, 2020	000-28831
10.08	Financial Services Agreement by Capstone Companies, Inc. and Wilmington Capital Securities, LLC, dated March 1, 2017	X- Incorporated by reference to Exhibit 10.18 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2017	March 28, 2018	000-28831
14	Code of Ethics Policy	X- Incorporated by reference to Exhibit 14 to Form 8-K filed by Capstone Companies, Inc.	March 22, 2018	000-28831
21.1	List of Subsidiaries of Capstone Companies, Inc.	X- Incorporated by reference to Exhibit 21.1 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2019	March 30, 2020	000-28831

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer		X- Incorporated by reference to Exhibit 31.1 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2019	March 30, 2020	000-28831
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James McClinton, Chief Financial Officer		X- Incorporated by reference to Exhibit 31.2 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2019	March 30, 2020	000-28831
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer	X
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James McClinton, Chief Financial Officer	X
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002		X- Incorporated by reference to Exhibit 32.1 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2019	March 30, 2020	000-28831
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002		X- Incorporated by reference to Exhibit 32.2 to Form 10-K Annual Report filed by Capstone Companies, Inc. for fiscal year ended December 31, 2019	March 30, 2020	000-28831

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capstone Companies, Inc.

Dated: November 9, 2020

By: /s/ Stewart Wallach
Stewart Wallach, Chief Executive Officer
(principal executive officer)

By: /s/ James McClinton
James McClinton, Chief Financial Officer
(principal financial officer)