Form 10-Q/A
period 2020-03-31
CAPSTONE COMPANIES, INC.
filed 2020-11-09
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment Number One

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
State of Incorporation or Organization

431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441
(Address of principal executive offices)

(954) 252-3440, extension 313
(Registrant's Telephone Number)

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
None	Not applicable	Not applicable

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

The number of outstanding shares of Registrant’s Common Stock, $0.0001 par value per share, as of June 19, 2020, was 46,296,364. The Registrant’s  Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

EXPLANATORY NOTE

This Amendment Number One (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020 (as filed with the Commission on 2 July 2020) (“Form 10-Q Report”) by Capstone Companies, Inc., a Florida corporation, (“Company”) is being filed solely to: (1)  include this Explanatory Note; (2) restate in its entirety Item 4 Controls and Procedures (including Changes in Internal Control over Financial Reporting) as set forth below; (3) file the certifications of principal executive officer and principal financial officer under Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as Exhibit 31.3 and Exhibit 31.4 to this Amendment Number 1;  (4) revise Part II, Item 6. Exhibits to reflect the filing of the certifications referenced in (3) of this paragraph; and (5) include Exhibits 31.3. and 31.4 to, and a signature page for,  this Amendment Number 1. Because no financial statements are included with this Amendment Number 1, paragraph 3 of the certifications in Exhibits 31.3 and 31.4 has been omitted. Similarly, because no financial statements have been included in this Amendment Number 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

As restated Item 4 Controls and Procedures reads in its entirety as follows:

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company's management, under the direction of Stewart Wallach, the Company’s Chief Executive Officer and James McClinton, the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company’s reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and is accumulated and communicated to management, including Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting (as defined in Rule 13a-15(f) of the Exchange Act).
There were no changes in Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.
Except as stated above in the Explanatory Note and under the restated Item 4 Controls and Procedures, this Amendment No. 1 speaks as of the original filing date of the Form 10-Q Report, does not reflect events that may have occurred subsequent to the filing date of the Form 10-Q Report and does not modify or update other disclosures made in the Form 10-Q Report.

Part II
Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit	Filed with this Report	Incorporated by Reference herein to Form or Schedule	Filing Date	SEC File No.
31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted p pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			Filed as Exhibit 31.1 to Form 10-Q for fiscal quarter ended March 31, 2020, as filed by Capstone Companies, Inc. with the Commission	July 2, 2020	000-28831
31.2
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
			Filed as Exhibit 31.2 to Form 10-Q for fiscal quarter ended March 31, 2020, as filed by Capstone Companies, Inc. with the Commission	July 2, 2020	000-28831
31.3
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
31.4
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350		Filed as Exhibit 32.1 to the Form 10-Q by Capstone Companies, Inc. for the fiscal quarter ended March 31 2020	July 2, 2020	000-28831
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350,		Filed as Exhibit 32.2 to the Form 10-Q by Capstone Companies, Inc. for the fiscal quarter ended March 31 2020	July 2, 2020	000-28831

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capstone Companies, Inc.

Dated:  November 9, 2020

By: /s/ Stewart Wallach
Stewart Wallach, Chief Executive Officer
(principal executive officer)

By: /s/ James McClinton
James McClinton, Chief Financial Officer
(principal financial officer)