Form 10-Q
period 2020-09-30
CAPSTONE COMPANIES, INC.
filed 2020-11-16
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

The number of shares outstanding of each of the Registrant’s classes of common stock, as of  November 10, 2020, is as follows: 46,296,364 shares of Common Stock, $0.0001 par value per share. The issuer’s common stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q for the fiscal period ending September 30, 2020 (“Form 10-Q report”), “COVID-19” refers to Coronavirus/COVID 19, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO” on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) by COVID-19. COVID-19 pandemic has had a significant, adverse economic disruption in the United States and China, especially the locality of the offices of Capstone Companies, Inc. and its subsidiaries and the Chinese original equipment manufacturers or “OEMs” of the products sold by Capstone Companies, Inc. The products sold by Capstone Companies, Inc. are primarily sold by traditional brick-and-mortar retailers and COVID-19 pandemic significantly, adversely impacted those retailers and our sale of LED products. We are developing a new product line on internet connected surfaces, like smart mirrors, (“Connected Surface”) for residential use, but this new product line has not been launched as of the third quarter of 2020. The impact of COVID-19 pandemic on the Company’s business and financial performance has been significant and ongoing and, coupled with the development of the Connected Surface product line, has placed a significant financial strain on Capstone Companies, Inc.

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2020

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
Assets:	(Unaudited)
Current Assets:
Cash	$1,314,508	$3,131,249
Accounts receivable, net	211,509	13,459
Inventories	13,426	24,818
Prepaid expenses	113,636	182,782
Income tax refundable	794,838	220,207
Total Current Assets	2,447,917	3,572,515

Property and equipment, net	63,166	65,649
Operating lease - right of use asset	172,796	214,202
Deposit	11,148	46,021
Goodwill	1,445,254	1,936,020
Total Assets	$4,140,281	$5,834,407

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$632,750	$635,593
Paycheck protection program loan - current portion	49,971	-
Operating lease - current portion	61,675	51,174
Total Current Liabilities	744,396	686,767

Long-Term Liabilities:
Paycheck protection program loan - long-term portion	39,988	-
Operating lease - long-term portion	124,207	170,998
Total Long-Term Liabilities	164,195	170,998
Total Liabilities	908,591	857,765

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 46,296,364 shares at September 30, 2020 and 46,579,747 shares at December 31, 2019	4,630	4,658
Additional paid-in capital	7,049,128	7,061,565
Accumulated deficit	(3,822,068)	(2,089,581)
Total Stockholders' Equity	3,231,690	4,976,642
Total Liabilities and Stockholders’ Equity	$4,140,281	$5,834,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues, net	$709,654	$5,354,190	$1,765,189	$11,740,814
Cost of sales	(535,270)	(4,139,214)	(1,521,628)	(9,165,140)
Gross Profit	174,384	1,214,976	243,561	2,575,674

Operating Expenses:
Sales and marketing	22,337	102,193	277,264	329,463
Compensation	362,706	381,795	1,139,107	1,138,960
Professional fees	99,579	112,687	339,816	353,293
Product development	75,948	81,060	169,133	260,823
Other general and administrative	113,026	169,572	364,941	490,835
Goodwill impairment charge	-	-	490,766	-
Total Operating Expenses	673,596	847,307	2,781,027	2,573,374

Operating Income (Loss)	(499,212)	367,669	(2,537,466)	2,300

Other Income (Expenses):
Interest Expense	(47)	(3,206)	(181)	(3,206)
Other Income	-	2,610	-	135
Total Other Income (Expenses)	(47)	(596)	(181)	(3,071)

Income (Loss) Before Tax Benefit	(499,259)	367,073	(2,537,647)	(771)

Benefit for Income Tax	(21,222)	-	(805,160)	(12,000)

Net Income (Loss)	$(478,037)	$367,073	$(1,732,487)	$11,229

Net Income (Loss) per Common Share
Basic and Diluted	$(0.01)	$0.01	$(0.04)	$0.00

Weighted Average Shares Outstanding
Basic and Diluted	46,296,364	46,882,538	46,350,909	46,874,256

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019
(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Common		Additional
	Series A		Series B		Series C		Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2019	-	$-	-	$-	-	$-	46,579,747	$4,658	$7,061,565	$(2,089,581)	$4,976,642

Stock options for compensation	-	-	-	-	-	-	-	-	8,925	-	8,925
Repurchase of shares	-	-	-	-	-	-	(283,383)	(28)	(36,305)	-	(36,333)
Net Loss	-	-	-	-	-	-	-	-	-	(597,376)	(597,376)
Balance at March 31, 2020	-	-	-	-	-	-	46,296,364	4,630	7,034,185	(2,686,957)	4,351,858

Stock options for compensation	-	-	-	-	-	-	-	-	8,925	-	8,925
Net Loss	-	-	-	-	-	-	-	-	-	(657,074)	(657,074)
Balance at June 30, 2020	-	-	-	-	-	-	46,296,364	4,630	7,043,110	(3,344,031)	3,703,709

Stock options for compensation	-	-	-	-	-	-	-	-	6,018	-	6,018
Net Loss	-	-	-	-	-	-	-	-	-	(478,037)	(478,037)
Balance at September 30, 2020	-	$-	-	$-	-	$-	46,296,364	$4,630	$7,049,128	$(3,822,068)	$3,231,690

Balance at December 31, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,092,219	$(1,197,912)	$5,899,011

Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(45,470)	(3)	(8,612)	-	(8,615)
Net Loss	-	-	-	-	-	-	-	-	-	(345,340)	(345,340)
Balance at March 31, 2019	-	-	-	-	-	-	47,000,894	4,701	7,094,632	(1,543,252)	5,556,081
Stock options for compensation	-	-	-	-	-	-	-	-	11,025	-	11,025
Repurchase of shares	-	-	-	-	-	-	(168,530)	(17)	(27,246)	-	(27,263)
Net Loss	-	-	-	-	-	-	-	-	-	(10,504)	(10,504)
Balance at June 30, 2019	-	-	-	-	-	-	46,832,364	4,684	7,078,411	(1.553,756)	5,529,339
Stock options for compensation	-	-	-	-	-	-	-	-	9,732	-	9,732
Repurchase of shares	-	-	-	-	-	-	(79,945)	(7)	(11,630)	-	(11,637)
Net Income	-	-	-	-	-	-	-	-	-	367,073	367,073
Balance at September 30, 2019	-	$-	-	$-	-	$-	46,752,419	$4,677	$7,076,513	$(1,186,683)	$5,894,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,732,487)	$11,229
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,222	33,072
Stock based compensation expense	23,868	31,782
Noncash lease expense	41,406	-
Unpaid accrued interest on paycheck protection program loan	359	-
Goodwill impairment charge	490,766	-
Benefit for deferred income tax	-	(12,000)
Increase in accounts receivable, net	(198,050)	(2,087,830)
Decrease in inventories	11,392	27,497
Decrease in prepaid expense	69,146	107,359
Decrease in deposits	34,873	75,912
Increase (decrease) in accounts payable and accrued liabilities	(2,843)	454,004
Decrease in deferred rent incentive	-	(75,315)
Increase in income tax refundable	(574,631)	-
Decrease in operating lease liabilities	(36,290)	-
Net cash used in operating activities	(1,854,269)	(1,434,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,739)	(34,123)
Net cash used in investing activities	(15,739)	(34,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan under paycheck protection program	89,600	-
Repurchase of Shares	(36,333)	(47,515)
Net cash provided by (used in) financing activities	53,267	(47,515)

Net Decrease in Cash	(1,816,741)	(1,515,928)
Cash at Beginning of Period	3,131,249	3,822,359
Cash at End of Period	$1,314,508	$2,306,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:	$-	$3,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. ("CAPC" or the "Company"), a Florida corporation and its wholly-owned subsidiaries is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP") and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2020 and results of operations, stockholders’ equity and cash flows for the three months and nine months ended September 30, 2020 and 2019. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

Effects of COVID-19

During the quarter ended September 30, 2020, the Company continued to be negatively impacted by the effects of the worldwide COVID-19 pandemic. During the end of March 2020, the Company’s Chinese suppliers that had been previously closed down by local and regional authorities in their efforts to combat the spread of COVID-19, started to gradually reopen their factories. Orders that had been previously delayed because of the close down started to ship. The newly certified Thailand factory has produced and shipped  orders in the second and third quarters, 2020. These factories are now fully functioning, and orders are being produced both in Thailand and in China. Capstone International H.K. Ltd., (“CIHK”) staff have continued to work remotely from home.

On March 9, 2020, the State of Florida declared a state of emergency and issued a “stay at home” order to combat the spread of the COVID-19 pandemic. This order has since been lifted and during the second quarter 2020, many states enacted a phased reopening of their economies. The Company in 2019 had expanded its IT systems to allow for remote operations and as of March 20, 2020 the Company’s U.S. staff had been working remotely from their homes. With the State of Florida reopening, the Corporate office also reopened with staff working on a rotating schedule between the office and remotely from home.

With the initial phased reopening of many states, retailers experienced improving sales trends with consumer confidence significantly improving in September, 2020, but with the recent resurgence of the number of COVID-19 cases and the impact of a second pandemic wave, many phased reopenings have now been paused and other protective health measures are being considered. Our business operations and financial performance for the three and nine months ended September 30, 2020 continued to be adversely impacted by the developments discussed above, including a further decrease in net revenue which resulted in an increase in the net loss for the three and nine months ended September 30, 2020 as compared to the prior year. The decrease in net sales for this period was driven by the uncertainty felt by retail buyers as to the continuing pandemic impact on the retail market of COVID-19 and its overall long-term negative impact on the U.S. economy. However, the Warehouse Club channel, which includes our customers Costco Wholesale and Sam’s Club, has seen a substantial increase in foot traffic because of the changed buying trend of consumers during the pandemic, which has recently resulted in the resumption of  some promotional opportunities. Management believes that the impact of the pandemic on the general brick and mortar retail market will carry through to the end of 2020 or until a vaccine is readily available. The development of an effective, widely available vaccine is critical to restoring the economy and consumer confidence, but that vaccine has not been produced and distributed as of the date of the filing of this Form 10-Q Report. The absence of an effective, widely available vaccine would potentially prolong the adverse impact of COVID-19 pandemic on the economy, consumer confidence and our business and financial results in 2021.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

However, in the Warehouse Club channel, we believe that promotional opportunities will continue to grow and gradually normalize in early 2021. The e-commerce channel that we are transitioning into also continues to expand. According to the U.S. Census Bureau, U.S. retail e-commerce for the end of the second quarter 2020, was up 31.8% from the first quarter 2020 and 44.5% year over year. E-commerce also accounted for 16.1% of total retail sales in the second quarter, up from 11.8% in the first quarter 2020.

The Company reported a net loss of approximately $478.0 thousand and $1.7 million for the three and nine months ended September 30, 2020, respectively, compared to a net income of approximately $367.1 thousand and $11.2 thousand for the three and nine months ended September 30, 2019, respectively. With these recurring losses, the cash generated from operations was negatively impacted and the Company utilized $1.8 million of cash during the nine months ended September 30, 2020.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, management determined sufficient indicators remained to trigger the performance of a further interim goodwill impairment analysis as of September 30, 2020. The analysis concluded that a further goodwill impairment charge was not required for the three months ended September 30, 2020. The total impairment charge for the nine months ended September 30, 2020 was approximately $490.8 thousand.

With the economic uncertainties caused by the COVID-19 pandemic the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to further test its goodwill for impairment in future reporting periods.

On March 27, 2020, the current administration signed into law the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” The CARES Act, among other things, includes provisions related to net operating loss carryback periods. The Company was able to carryback available net operating losses to the 2017 tax year and generate an estimated net refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of $573.7 thousand which has been recorded in the first quarter 2020.

The Company recorded a further net benefit of $210.3 thousand in the second quarter 2020. During the third quarter, the Company recorded approximately $21.2 thousand net benefit of deferred tax liability adjustment related to goodwill impairment. For the nine months ended September 30, 2020, the Company has recorded approximately $806.2 thousand in tax benefits.

The CARES Act also provided for the Paycheck Protection Program (“PPP”). On May 11, 2020, the Company received a $89.6 thousand loan under the PPP which was processed through Sterling National Bank. The Company filed SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application which the Company submitted to Sterling National Bank on September 16, 2020, which was accepted by the bank and processed to the SBA for final review and approval.

As of September 30, 2020, the Company’s had a loan balance of $89.6 thousand under the PPP and had a cash balance of $1.3 million.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As discussed above, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. For example, if any of our major wholesale customers fail to maintain normal operations, our revenue could decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Management believes the economic impact of the COVID-19 pandemic in the U.S. will continue through to the end of 2020 or until a vaccine is readily available, but ultimately should not impact our long-term strategy and initiatives.

The Company has a recent history of losses and negative cash from operations and its cash balance has dropped by approximately $1.8 million from $3.1 million as of December 31, 2019 to $1.3 million as of September 30, 2020. The uncertainty and the continuing negative impact that this disruption could have on the future retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending, could negatively impact the demand for our products or delay future planned promotional opportunities. As the Company relies on cash generated from operations to support its ongoing business, based on the Company’s expected rate of consumption, if the new programs are delayed or postponed the Company will need additional working capital by the end of 2020.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On July 31, 2020, the Company terminated its factoring agreement with Sterling National Bank. The Company is in discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

The Company has an income tax refundable as of September 30, 2020 of approximately $795 thousand of which approximately $576 thousand has already been applied for refund and is expected to be received within the next few months.

In addition, we could seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The ongoing impact of the COVID-19 pandemic on the Company’s business and financial performance may also affect the Company’s ability to obtain funding.

The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report. However, there are compensating factors and actions that are being taken to address these uncertainties, including the following:

•
The Company has an $89.6 thousand PPP loan but no other debt or other outstanding obligations, outside of normal trade obligations. An application to forgive this loan has already been submitted to the SBA.

•	The Company has no obligations or agreements containing financial covenants.
•	The Company has working capital of approximately $1.7 million consisting mostly of cash of $1.3 million.
•	The Company has an estimated income tax refundable of approximately $795 thousand of which approximately $576 thousand has already been applied for refund.
•	The Company is in discussions with three alternate funding sources that offers varying programs that could service the Company’s future business model.
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

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. To conserve liquidity, the Company made some immediate steps to reduce operating costs. Disregarding the goodwill impairment charge that did not occur in 2019, the total operating expenses for the 3 months ended September 30, 2020 and 2019 were $674 thousand and $847 thousand, respectively, a reduction of $173 thousand or 20.4%. Disregarding the impairment charge in the first quarter 2020, the total operating expense level was $915 thousand. When compared against the same operating expenses in the third quarter 2020 of $674 thousand, expenses have been reduced by $241 thousand or 26.3% since the first quarter 2020 level.

Nature of Business

Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company has developed a smart interactive mirror for residential use as a variant line for its lighting products, which was launched at the Consumer Electronics Show in early 2020 but its release to the  retail market has been delayed due to product development delays at our suppliers, resulting from the impact of COVID-19. The development of the smart interactive mirror or “Smart Mirrors”  is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to the impact of COVID-19 pandemic on brick and mortar retail sales and consumer shopping habits, the Company is increasing its efforts to develop an independent e-commerce direct sales operation, including enhanced Social Media marketing.  Whether the Company will be able to establish a successful independent e-commerce sales effort is uncertain as of the date of the filing of this Form 10-Q Report – in part, due to the uncertainty about the duration and future impact of COVID-19 pandemic on the economy, consumer habits and our business and financial condition. The impact of COVID-19 pandemic and concerns about the Company as an ongoing concern have also prompted the Company to consider possible changes in its strategic plan, but the Company’s Board of Directors has not made a decision on changes in strategic plan as of the date of the filing of this Form 10-Q Report.

The Company’s products are typically manufactured in Thailand and China by contract manufacturing companies. As of the date of this Form 10-Q Report, the Company’s future product development effort is focused on the Smart Mirrors category because the Company believes, based on Company’s management understanding of the industry, the Smart Mirrors have the potential for greater profit margin than the Company’s historical LED consumer products. Technological developments and changes in consumer tastes could alter the perceived potential and future viability of Smart Mirrors as a primary product. The Company may change its product development strategies and plans as economic conditions and consumer tastes change, which condition and changes may be unforeseeable by the Company or may be beyond the ability of the Company to timely or at all adjust its strategic and product development plans.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. Previously in the factoring agreement with Sterling National Bank, accounts receivable served as collateral when the Company borrowed against its credit facilities. With the termination of the factoring agreement, the accounts receivables are unencumbered.

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

As of September 30, 2020 and December 31, 2019, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:

	September 30,	December 31,
	2020	2019
Trade Accounts Receivables at period end	$288,611	$276,551
Reserve for estimated marketing allowances	(77,102)	(263,092)
Total Accounts Receivable, net	$211,509	$13,459

Inventories

The Company's inventory, recorded at lower of cost (first-in, first-out) or net realizable value, consists of finished goods for resale by Capstone.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of September 30, 2020 and December 31, 2019, prepaid expenses were $113,636 and $182,782, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, management determined sufficient indicators remained to trigger the performance of a further interim goodwill impairment analysis as of September 30, 2020. The analysis concluded that a further goodwill impairment charge was not required for the three months ended September 30, 2020. The total impairment charge for the nine months ended September 30, 2020 was approximately $490.8 thousand.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying condensed consolidated balance sheets:
	September 30,	December 31,
	2020	2019
Balance at the beginning of the period	$1,936,020	$1,936,020
Impairment charges - net	(490,766)	-
Balance at September 30, 2020	$1,445,254	$1,936,020

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods. The Company’s stock is deemed a “penny stock” under Commission rules.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the reporting periods. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2020 and 2019, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 990,000 and 1,023,334, respectively.

During the nine months ended September 30, 2020 a total of 220,000 stock options expired.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic weighted average shares outstanding is reconciled to diluted weighted shares outstanding as follows:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019

Basic and Diluted weighted average shares outstanding	46,296,364	46,882,538

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

Basic and Diluted weighted average shares outstanding	46,350,909	46,874,256

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

The following tables disaggregates net revenue by geographical area:

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$433,167	61%	$4,980,249	93%
Lighting Products-International	276,487	39%	373,941	7%
Total Net Revenue	$709,654	100%	$5,354,190	100%

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$1,261,641	71%	$10,965,258	93%
Lighting Products-International	503,548	29%	775,556	7%
Total Net Revenue	$1,765,189	100%	$11,740,814	100%

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

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying September 30, 2020 and December 31, 2019 balance sheets:

	September 30,	December 31,
	2020	2019
Balance at the beginning of the period	$247,850	$212,495
Amount accrued	28,196	180,797
Payments and credits	(221,898)	(145,442)
Balance at period-end	$54,148	$247,850

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $8,554 and $42,358 for the three months and $205,508 and $228,364 for the nine months ended September 30, 2020 and 2019, respectively.

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

Product development expenses were $75,948 and $81,060, respectively for the three months and $169,133 and $260,823, respectively for the nine months ended September 30, 2020 and 2019.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $1,013 and $4,871, respectively for the three months and $15,751 and $20,533, respectively for the nine months ended September 30, 2020 and 2019.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of September 30, 2020 and December 31, 2019, respectively:
	September 30,	December 31,
	2020	2019
Accounts payable	$256,181	$273,606
Accrued warranty reserve	54,148	247,850
Accrued compensation, benefits, marketing allowances and other liabilities	322,421	114,137
Total accrued liabilities	376,569	361,987
Total	$632,750	$635,593

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740)”. The amendments in ASU 2019-12 seek to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP in other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2019-12 may have on the Company’s consolidated financial statements.

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 did not have a material effect on the Company’s consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – “Changes to the Disclosure Requirements for Fair Value Measurement.” This new guidance removes certain disclosure requirements related to the fair value hierarchy modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-03 did not have a material effect on the Company’s consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2019 consolidated financial statements to conform to the  presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the reported results of operations. Total stockholders’ equity and net loss are unchanged due to these reclassifications.

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

Major Customers

The Company had two customers who comprised 30% and 54%, respectively, of net revenue during the nine months ended September 30, 2020 and two customers who comprised 84% and 13%, respectively, of net revenue during the nine months ended September 30, 2019. The loss of these customers would adversely impact the business of the Company.

For the nine months ended September 30, 2020 and 2019, approximately 29% and 7%, respectively, of the Company's net revenue resulted from international sales.

As of September 30, 2020 and December 31, 2019, approximately $195.2 thousand or 92% and approximately $13.5 thousand or 100% of accounts receivable, respectively, was from one customer.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (Continued)

Major Vendors

The Company had three vendors from which it purchased 61%, 25% and 14%, respectively, of merchandise during the nine months ended September 30, 2020, and one vendor from which it purchased 98% of merchandise during the nine months ended September 30, 2019. The loss of these suppliers could adversely impact the business of the Company.

As of September 30, 2020 and December 31, 2019, approximately $154.9 thousand or 60% and approximately $100.7 thousand or 37% of accounts payable were due to one vendor.

NOTE 3 – NOTES PAYABLE

Sterling National Bank

The credit facility at Sterling National Bank was up for renewal. On July 16, 2020, the Company received a Termination of Factoring Agreement letter advising that the Factoring Agreement would be terminated effective September 30, 2020. The bank advised that as the existing facility had not been used in recent years and with the uncertainties associated with the resurgence of the COVID-19 pandemic and its potential impact on the retail sector, the bank decided not to renew the Factoring Agreement. The Company requested to terminate the Agreement on July 31, 2020 which was agreed to by the bank. The Company has retained its cash operating accounts at Sterling National Bank.

For the three months ended September 30, 2020 and 2019, the processing fees associated with the agreement were $6,810 and $16,464, respectively.

For the nine months ended September 30, 2020 and 2019, the processing fees associated with the agreement were $10,117 and $36,692, respectively.

The Company is in discussions with alternate sources of funding, that will provide funding options that are more suitable to the e-commerce business model that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future or that we will secure affordable funding.

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

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. As of September 30, 2020, the Company has accrued $359 of interest expense for this PPP loan. The Company used the proceeds for purposes consistent with the PPP. The Company believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, however we cannot be certain that we will not take actions that could cause the Company to be ineligible for forgiveness of the loan. Under Small Business Administration (“SBA”) and U.S. Treasury Department guidelines issued in May 2020, a borrower must apply for the forgiveness of the loans by filing SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application which the Company submitted to Sterling National Bank on September 16, 2020, which was accepted by the bank and processed to the SBA for final review and approval.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for offices and showroom facilities in Fort Lauderdale, Florida and in Hong Kong, expiring at varying dates. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company's rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the nine months ended September 30, 2020 and 2019 amounted to $128,705 and $64,002, respectively. The rent increase in the nine months ended September 30, 2020 resulted from the expiry of a $8,383 monthly rent incentive that ended January 31, 2020. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of September 30, 2020 is as follows:

Assets
Operating lease - right-of-use asset	$172,796

Liabilities
Current
Current portion of operating lease	$61,675

Noncurrent
Operating lease liability, net of current portion	$124,207

Supplemental statement of operations information related to leases for the nine months ended September 30, 2020 is as follows:

Operating lease expense as a component of other general and administrative	$52,377

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

Supplemental cash flow information related to leases for the nine months ended  September 30, 2020 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating lease	$47,261

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	33
Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2020 are as follows:
Year	Operating Lease
2020, remaining three months	$18,051
2021	73,290
2022	75,492
2023	38,304
Total Minimum Future Payments	205,137
Less: Imputed Interest	19,255

Present Value of Lease Liabilities	$185,882

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

CIHK entered into a six-month rental agreement effective from December 1, 2016 for a showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The lease with a base monthly rent of $1,290 expired August 16, 2019 and was further renewed for six-months expiring on February 16, 2020. Effective February 17, 2020, the Company entered into a six-month lease expiring on September 30, 2020, with a base rate of $1,285 per month. To further reduce costs, effective September 30, 2020 the Company reduced its space requirements and entered into a three-month lease expiring on December 31, 2020, with a base rate of $516 per month and the space is available to renew as required.

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

On January 1, 2017, the agreement was amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2017 through December 31, 2017.

On January 1, 2018, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2018 through December 31, 2018.

On January 1, 2019, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2019 through December 31, 2020.

Effective September 1, 2020 through December 31, 2020, fifty percent or $6,875 of the monthly consulting fee or approximately $27,500  for the effective period, will be deferred until 2021.

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

Effective September 1, 2020 through December 31, 2020, fifty percent of both Mr. Wallach and Mr. McClinton’s salary or approximately $46,388 and $29,453, respectively, will be deferred until 2021.

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

As of September 30, 2020, there were 990,000 stock options outstanding and 780,000 stock options vested. The stock options have a weighted average expense price of $0.435.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the three months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $6,018 and $9,732, respectively.

NOTE 5 - STOCK TRANSACTIONS (Continued)

For the nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation expense of $23,868 and $31,782, respectively.

Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be $14,215 will be recognized for these options in 2020 and 2021.

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

NOTE 5 - STOCK TRANSACTIONS (Continued)

As of September 30, 2020, since the start of the program, a total of 750,000 of the Company’s Common Stock has been repurchased at a total cost of $107,740.

As of September 30, 2020, there have been no further repurchase of the Company’s Common Stock in the quarter and further Stock repurchases have been placed on hold in order to conserve cash during the COVID-19 pandemic.

NOTE 6 - INCOME TAXES

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $1,654,000, available to the Company indefinitely and up to 80% of the operating loss can be used against future taxable income.

As of September 30, 2020, the Company had $741,600 net operating loss carry forward available to the Company.

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

The Company recorded a further net benefit of $210,253 in the second quarter 2020. In the third quarter 2020, the Company recorded a $21,222 net tax benefit for deferred tax liability adjustment related to goodwill impairment. For the nine months ended September 30, 2020, the Company has recorded $805,160 in net tax benefits.

The condensed consolidated statement of operations shows an effective tax rate for the three months ended September 30, 2020 and 2019, of 4.3% and 0%, respectively.

The condensed consolidated statement of operations shows an  effective tax rate for the nine months ended September 30, 2020 and 2019, of 31.7% and 0%, respectively.

The statutory tax rate was 21.0% in 2020 and 21.0% in 2019.

The income tax (benefit) for the three months ended September 30, 2020 and 2019 consists of:
	2020	2019
Current:
Federal	$-	$-
State	800	-

Deferred:
Federal	(22,022)	-
State	-	-
Income Tax Provision	$(21,222)	$-

The income tax (benefit) for the nine months ended September 30, 2020 and 2019 consists of:
	2020	2019
Current:
Federal	$(806,800)	$-
State	1,640	-

Deferred:
Federal	(4,862)	(11,340)
State	4,862	(660)
Income Tax (Benefit)	$(805,160)	$(12,000)

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business as well as in "Risk Factors," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020, and in this Form 10-Q report. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

•
The COVID-19 pandemic on our financial condition and operations, which could adversely affect our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, and the current, and uncertain future, and other impacts of the COVID-19 outbreak, including its effect on the retail market place and the closure of retail stores and its effect on consumer confidence and on the ability or desire of consumers to purchase nonessential goods, which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, cash flows, liquidity, demand for consumer products and share price.

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

•	an impairment of our goodwill, including our financial statements as of September 30, 2020 and in future reporting periods.
•	the risks and increased costs associated with operating internationally.
•	fluctuations in foreign currency exchange rates.
•	our expansion into and investments in new categories.
•	our inability to obtain adequate insurance coverage.
•	volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow.
•	our inability to recruit or retain qualified personnel or the loss of key personnel.
•	changes in federal, foreign, state and local laws and regulation, especially in response to COVID-19 pandemic.
•	our inability to keep pace with developments in technology.
•	other factors are set forth under “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Effects of COVID-19

During the quarter ended September 30, 2020, the Company continued to be negatively impacted by the effects of the worldwide COVID-19 pandemic. During the end of March 2020, the Company’s Chinese suppliers that had been previously closed by local and regional authorities in their efforts to combat the spread of COVID-19, started to gradually reopen their factories. Orders that had been previously delayed because of the close down started to ship. The newly certified Thailand factory also produced and shipped its first orders in the second quarter, 2020. These factories are now functioning, and orders are being produced both in Thailand and in China. The CIHK staff have continued to work remotely from home.

On March 9, 2020, the State of Florida declared a state of emergency and issued a “stay at home” order to combat the spread of the COVID-19 pandemic. This order has since been lifted and during the second quarter 2020, many states enacted a phased reopening of their economies. The Company in 2019 had expanded its IT systems to allow for remote operations and as of March 20, 2020, the Company’s U.S. staff had been working remotely from their homes. With the State of Florida reopening its economy, the Corporate office also reopened with staff working on a rotating schedule between the office and remotely from home.

With the initial phased reopening of many states, retailers experienced improving sales trends with consumer confidence significantly improving in September, 2020, but with the recent resurgence of the number of COVID-19 cases and the threat of a second pandemic wave, many phased reopenings have now been paused and other protective health measures are being considered. Our business operations and financial performance for the three and nine months ended September 30, 2020 continued to be adversely impacted by the developments discussed above, including a further decrease in net revenue which resulted in an increase in the net loss for the three and nine months ended September 30, 2020 as compared to the prior year. The decrease in net sales for this period was driven by the uncertainty felt by retail buyers as to the continuing impact on the retail market of COVID-19 and its overall negative impact on the long-term U.S. economy. However, the Warehouse Club channel that includes our customers Costco Wholesale and Sam’s Club, has seen a substantial increase in their customer foot traffic resulting from the changed buying trend of consumers during the pandemic and has recently resulted in the resumption of some promotional opportunities. Management believes that the impact of the pandemic on the general brick and mortar retail market will carry through to the end of 2020 or until a vaccine is readily available.

However, in the Warehouse Club channel, we believe that promotional opportunities will continue to grow and gradually normalize in early 2021. The e-commerce channel that we are transitioning into continues to expand, according to the U.S. Census Bureau. U.S. retail e-commerce for the end of the second quarter 2020, was up 31.8% from the first quarter 2020 and 44.5% year over year. E-commerce also accounted for 16.1% of total retail sales in the second quarter, up from 11.8% in the first quarter 2020.

With the factoring agreement terminated at Sterling National Bank, the Company is in discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

With the resurgence of COVID-19 in many states our business may continue to be adversely impacted. This disruption could have a continued negative impact on the retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending which could negatively impact the demand for our products.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, management determined sufficient indicators remained to trigger the performance of a further interim goodwill impairment analysis as of September 30, 2020. The analysis concluded that a further goodwill impairment charge was not required for the three months ended September 30, 2020. The total impairment charge for the nine months ended September 30, 2020 was approximately $490.8 thousand.

With the economic uncertainties caused by the COVID-19 pandemic the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to further test its goodwill for impairment in future reporting periods.

On March 27, 2020, the current administration signed into law the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” The CARES Act, among other things, includes provisions related to net operating loss carryback periods. The Company was able to carryback available net operating losses to the 2017 tax year and generate an estimated net refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of $573.7 thousand which has been recorded in the first quarter 2020.

The Company recorded a further net benefit of $210.3 thousand in the second quarter 2020. During the third quarter, the Company recorded approximately $21.2 thousand net benefit of deferred tax liability adjustment related to goodwill impairment. For the nine months ended September 30, 2020, the Company has recorded approximately $806.2 thousand in tax benefits.

The CARES Act also provided for the Paycheck Protection Program (“PPP”). On May 11, 2020, the Company’s received a $89.6 thousand loan under the PPP which was processed through Sterling National Bank. The Company filed SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application which the Company submitted to Sterling National Bank on September 16, 2020, which was accepted by the bank and processed to the SBA for final review and approval.

As of September 30, 2020, the Company’s had a loan balance of $89.6 thousand under the PPP and had a cash balance of $1.3 million.

The Company’s factory in Thailand started producing and shipping orders in the second quarter of 2020, which has continued as normal through the third quarter of 2020. This additional manufacturing capacity will provide the Company with more flexibility in determining which factory location should produce goods for future orders, particularly if COVID-19 impacts Chinese manufacturing in a second wave pandemic.

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

The COVID-19 pandemic has also resulted in the Company considering possible changes in its strategic plan as a prudent measure to prepare for the impact of any possible continued or worsening of the COVID-19 pandemic on Company’s business and financial condition. The consideration of possible changes in the strategic plan is in the evaluation phase and the Company has not decided to make any specific changes in its current strategic plan, but the COVID-19 pandemic’s impact on the Company may require changes in the strategic plan. The Company has a concern about its ability to cover operational overhead if it does not raise capital or improve cash flow from operations. The Company’s Board of Directors has not decided to pursue a change in the strategic plan (except as noted herein) as of the date of filing of this Form 10-Q Report. The review of the Company’s strategic plan will continue as part of the Company’s response to COVID-19 pandemic. See “Liquidity and Going Concern” below.

Goodwill Impairment

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, management determined sufficient indicators remained to trigger the performance of a further interim goodwill impairment analysis as of September 30, 2020. The analysis concluded that a further goodwill impairment charge was not required for the three months ended September 30, 2020. The total impairment charge for the nine months ended September 30, 2020 was approximately $490.8 thousand.

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

As discussed in the effects of the COVID-19 pandemic disclosure, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. For example, if any of our major wholesale customers fail to maintain normal operations, our revenue could decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Management believe the economic impact of the virus in the U.S. will continue through to the end of 2020 or until a vaccine is readily available (presumably during the first half of 2021 based on news reports , but has not impacted our current long-term strategy and initiatives as of the date of this Form 10-Q Report. This status may change with a change in circumstances or our review of strategic alternatives to long-term strategy and initiatives.

The Company has had a recent history of losses and negative cash from operations and its cash balance has dropped by approximately  $1.8 million from $3.1 million as of December 31, 2019 to $1.3 million as of September 30, 2020. The uncertainty and the continuing negative impact this disruption could have on the retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending, could negatively impact the demand for our products or delay future planned promotional opportunities. As the Company relies on cash generated from operations to support its ongoing business, based on the Company’s expected rate of consumption, if the new programs are delayed or postponed the Company will need additional working capital by the end of 2020.

On July 31, 2020, the Company terminated its factoring agreement with Sterling National Bank. The Company is in discussions with an alternate funding sources that offers extensive programs that are more in line with the Company’s future business model particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

The Company has an income tax refundable as of September 30, 2020 of approximately $795 million of which approximately $576 thousand has already been applied for refund and is expected to be received within the next few months.

In addition, we could seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The ongoing impact of the COVID-19 pandemic on the Company’s business and financial performance will also affect the Company’s ability to obtain funding.

The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this Form 10-Q report. The inability of the Company to meet those obligations may require the Company to consider and pursue a significant, remedial corporate transaction. However, there are compensating factors and actions that are being taken to address these uncertainties, including the following:

•	The Company has an $89.6 thousand PPP loan but no other debt or other outstanding obligations, outside of normal trade obligations.
•	The Company has no obligations or agreements containing financial covenants.
•	The Company has working capital of approximately $1.7 million consisting mostly of cash of $1.3 million.
•	The Company has an income tax refundable of approximately $795 thousand which approximately $576 thousand has already been applied for refund.
•	The Company is in discussions with three alternate funding sources that offers more varying programs that could service the Company’s future business model.
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

The above compensating factors may not provide the remedial benefit anticipated by the Company and may not counter the adverse, ongoing impact of the COVID-19 pandemic on the Company’s business and financial condition. Even with the launch of a more aggressive e-commerce program for selling products directly to the consumers, their response may not counterbalance the adverse impact on sale of products through brick-and-mortar retail stores. Further, the Company may be unable to obtain adequate and affordable financing for operations. While the above compensating factors and actions may mitigate the adverse impact of COVID-19 pandemic on the Company’s business and financial condition, those compensating factors may not provide the intended benefits or may fail to materialize in time or at all. There can be no assurances that the Company’s business and financial condition will not be further deteriorated by the impact of the COVID-19 pandemic on consumer demand and purchases of our products, regardless of measures taken by the Company or impact of above compensating factors and actions.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. To conserve liquidity, the Company made some immediate steps to reduce operating costs. Disregarding the goodwill impairment charge that did not occur in 2019, the total operating expenses for the 3 months ended September 30, 2020 and 2019 were $674 thousand and $847 thousand, respectively, a reduction of $173 thousand or 20.4%. Disregarding the impairment charge in the first quarter 2020, total operating expenses were $915 thousand. When compared against the same operating expenses in the third quarter 2020 of $674 thousand, expenses have been reduced by $241 thousand or 26.3% since the first quarter 2020 expense level .

Refer to our “Risk Factors” section included in Part II, Item 1A of this Form 10-Q Report for a further discussion of risks related to our indebtedness. Additionally, as discussed in the "Overview", as we navigate these unprecedented circumstances, we are focused on preserving our liquidity and managing our cash flows through certain preemptive actions designed to enhance our ability to meet our short-term liquidity needs. These actions include those noted above.

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

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. While we believe that the markets for LED home products will remain competitive during fiscal 2020, we are confident in maintaining our revenue stream in the lighting business segment by continuing to introduce new innovative LED products. By working diligently overseas with alternate manufacturers located in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by ongoing trade disputes between the United States and China. Although the overseas factories are fully functioning at this time, a resurgence of the global COVID-19 pandemic could impact the overseas factories again and could delay shipments of products from Thailand and China, which produces all of our products. The Company’s new factory in Thailand has produced and shipped orders for the Company in the second and third quarters 2020. This facility will provide the Company with more flexibility in determining which location should produce goods for future orders. With the United States now being impacted by the resurgence of the COVID-19 pandemic we believe the impact of the virus in the U.S. will continue to the end of 2020 or until the mid-half of 2021 or until a vaccine is readily available but this disruption has not impact our long-term strategy and initiatives as of the date of the filing of this Form 10-Q Report. This status may change with changing circumstances and our periodic strategic review in response to the COVID-19 pandemic.

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

The Company intends to expand the new line of “Connected Products” for the next several years. Our current product roadmap outlines plans for product introductions through 2021 and this will continue to expand as consumer product acceptance validates our innovations. We believe this program will leverage existing relationships with our retail partners and contribute organic growth for the Company.

Based on the Company management’s understanding of consumer product trends, the Company believes that smart homes will become more mainstream over the next several years and will present growth opportunities for our company and its Connected Surfaces portfolio.

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

The U.S federal government has imposed tariffs on certain Chinese imports. During 2019, the Company’s products were sourced in China and were impacted by the imposed tariffs. Future U.S. policy changes that may be implemented, including further increased tariffs could have a negative consequence on the Company’s financial performance depending how the changes influence many factors, including business and consumer sentiment. While developments in 2020 initially indicated a possible resolution or partial resolution of existing Chinese American trade dispute, there is no assurance that a comprehensive or lasting resolution will occur in 2020 or that the initial indications of a resolution of China-U.S. trade dispute will result in any substantive progress.

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

Perceived Weaknesses

Capstone believes that its competitive weaknesses are: (1) it does not possess the business, marketing and financial resources of larger competitors; (2) the Company is actively building its new Social Media marketing programming and its e-commerce development but does not yet have a prominent Social Media presence and the impact of the Social Media campaign on future sales of our products is not certain as of the date of this Form 10-Q Report; (3) it sells a niche consumer product that is sensitive to a drop in consumer discretionary spending and general economic conditions affecting consumer confidence; (4) its current products lines are focused on consumer LED lighting and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Form 10-Q Report; (5) profitability may be limited by attainable profit margins from consumer lighting products as markets mature; (6) Capstone does not have the large internal research and development capability of its larger competitors; (7) Capstone operates with a limited number of employees who are dedicated to executive management, sales and marketing or administrative support; (8) we rely on OEM's for product production and these OEM’s are primarily located in Thailand and China, which have been impacted by the COVID-19 pandemic and the full economic impact of the COVID-19 pandemic is uncertain as of the date of this Form 10-Q Report; (9) our international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies; (10) as we still or may manufacture our products in China, the increased U.S. tariffs imposed on Chinese manufactured goods may negatively impact demand and/or increase the cost for our products at retail, which could negatively impact our business and (11) while we have established new production capability in Thailand, the lack of a resolution of the U.S.-China trade dispute presents the risk of more tariffs or retaliatory actions by U.S. or China and additional adverse impact on our ability to produce, ship or sell any products still made in China, if any; (12) the ongoing and severe impact of the COVID-19 pandemic on our business and financial performance will strain our ability to withstand continued losses and may force the Company into significant corporate transaction, including, without limitation, possible merger and acquisition transaction or reorganization, to protect the core operations from the ongoing impact of the COVID-19 pandemic; and (13) we are focused on affordable consumer products in LED lighting and smart home connected mirrors and this product focus may not provide profitability on a long-term basis or at sufficient levels to fund future product development and diversification – both of which may be vital to long-term success of the Company.

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

The Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. CIHK assists the Company in placing more products into foreign market channels as well. The Company introduced Capstone brands to markets outside the U.S., including Australia, France, Iceland, Japan, Mexico, New Zealand, South Korea, Spain, Taiwan, Thailand and the United Kingdom. International sales for the nine months ended September 30, 2020 and 2019 were $504 thousand or 29% of net revenue and $776 thousand or 7% of net revenue, respectively. The Company's performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the short term by the COVID-19 pandemic.

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

In the nine months ended September 30, 2020, the Company had two customers who comprised of approximately 84% of net revenue and two customers who comprised of 98% of net revenues in the same period in 2019. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

In order for continued sales growth in the retail market to continue , the Company is focused on expanding the product portfolio currently offered into new innovative electronic categories that will also allow the Company to expand into different retail departments and channels of distribution.

The Company is also focused on establishing an on-line e-commerce presence in order to support retail customers requirements and to further support the introduction of the “Connected Surfaces” launch with the ability to ship direct to consumer.

During 2020, we have continued to expand our Social Media presence on the following Social Media platforms:

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

On July 31, 2020, the Company terminated its factoring agreement with Sterling National Bank. The Company is in discussions with alternate funding sources that offers extensive programs that are more in line with the Company’s future business model particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. However, instability in, or tightening of, the capital markets could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The ongoing impact of the COVID-19 pandemic on the Company’s business and financial performance will affect the Company’s ability to obtain funding.

The Company has an income tax refundable as of September 30, 2020 of approximately $795 thousand of which approximately $576 thousand has already been applied for refund and is expected to be received within the next few months.

The Company's liquidity and cash requirements are discussed more fully in the Management’s Analysis of Financial Condition and Results of Operations, below.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months and nine months ended September 30, 2020 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Net Revenues

Revenue is derived from sales of our residential LED lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer, when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. We have not realized any revenues from our Connected Surfaces initiative for the quarter ended September 30, 2020.

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

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of licensed brand royalties, sales representatives’ commissions, advertising and trade show expense and costs related to employee's compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
(In Thousands)
	September 30, 2020		September 30, 2019
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$709	100%	$5,354	100.0%
Cost of sales	(535)	(75.4)%	(4,139)	(77.3)%
Gross Profit	174	24.6%	1,215	22.7%
Operating Expenses:
Sales and marketing	22	3.1%	102	1.9%
Compensation	363	51.2%	382	7.1%
Professional fees	99	14.0%	113	2.1%
Product development	76	10.7%	81	1.5%
Other general and administrative	113	16.0%	169	3.2%
Goodwill impairment charge	-	-%	-	-%
Total Operating Expenses	674	95.0%	847	15.8%
Operating Income (Loss)	(499)	(70.4)%	368	6.9%
Other Income (Expense):
Miscellaneous Income (expense), net	-	-%	2	-%
Interest expense	-	-%	(3)	-%
Total Other Income (Expense)	-	-%	(1)	-%
Income (Loss) Before Tax Benefit	(499)	(70.4)%	367	6.9%
Benefit for Income Tax	(21)	(3.0)%	-	-%
Net Income (Loss)	$(478)	(67.4)%	$367	6.9%

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
(In Thousands)
	September 30, 2020		September 30, 2019
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$1,765	100.0%	$11,741	100.0%
Cost of sales	(1,521)	(86.2)%	(9,165)	(78.1)%
Gross Profit	244	13.8%	2,576	21.9%
Operating Expenses:
Sales and marketing	277	15.7%	330	2.8%
Compensation	1,139	64.5%	1,139	9.7%
Professional fees	340	19.3%	353	3.0%
Product development	169	9.6%	261	2.2%
Other general and administrative	365	20.6%	491	4.2%
Goodwill impairment charge	491	27.8%	-	-%
Total Operating Expenses	2,781	157.5%	2,574	21.9%
Operating Income (Loss)	(2,537)	(143.7)%	2	-%
Other Income (Expense):
Miscellaneous Income (expense), net	-	-%	-	-%
Interest expense	-	-%	(3)	-%
Total Other Income (Expense)	-	-%	(3)	-%
Loss Before Tax Provision (Benefit)	(2,537)	(143.7)%	(1)	-%
Benefit for Income Tax	(805)	(45.6)%	(12)	(.1)%
Net Income (Loss)	$(1,732)	(98.1)%	$11	.1%

Net Revenues

The Company continues to be negatively impacted by the COVID-19 pandemic. Net revenues for the three months ended September 30, 2020, were approximately $710 thousand, a decrease of $4.6 million or 86.8% from approximately $5.4 million in the third quarter 2019.

Net revenues for the nine months ended September 30, 2020, were approximately $1.8 million, a decrease of $ 9.9 million or 84.6% from approximately $11.7 million in the third quarter 2019.

For the three months ended September 30, 2020 international sales were approximately $276 thousand or 39% of revenue as compared to $374 thousand or 7% of revenue in 2019.

For the nine months ended September 30, 2020 international sales were approximately $504 thousand or 29% of revenue as compared to $776 thousand or 7% of revenue in 2019.

In the third quarter 2020, the Company provided $0 in promotional allowances to customers, as compared to approximately $153 thousand in the same period 2019.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
	Capstone Brand	% of Total Revenue	Capstone Brand	% of Total Revenue
LED Consumer Products- US	$433,167	61	$4,980,249	93%
LED Consumer Products-International	276,487	39	373,941	7%
Total Revenue	$709,654	100	$5,354,190	100%

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Capstone Brand	% of Total Revenue	Capstone Brand	% of Total Revenue
LED Consumer Products- US	$1,261,641	71	$10,965,258	93%
LED Consumer Products-International	503,548	29	775,556	7%
Total Revenue	$1,765,189	100	$11,740,814	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended September 30, 2020 and 2019, was approximately $174 thousand and $1.2  million, respectively, a reduction of $1.03 million. Gross profit as a percent of revenue was 24.6% in the third quarter 2020 as compared to 22.7% in 2019.

Gross profit for the nine months ended September 30, 2020 and 2019, was approximately $244 thousand, and $2.576 million, respectively, a reduction of $2.3 million. Gross Profit as a percent of revenue was 13.8% in the period 2020 as compared to 21.9% in 2019.

The Company’s current retail business model is dependent on retailer buying decisions made at least three or four months prior to the reporting period. During the three months ended September 30, 2020, the decrease in net sales was driven by the uncertainty felt by retail buyers  earlier in the year as COVID-19 impacted the retail marketplace and with its overall negative impact on the long-term U.S. economy. However in recent months, the Warehouse Club channel that we sell in, has seen a substantial increase in the foot traffic as a result of the changed buying trend of consumers during the pandemic, which has recently resulted in the resumption of promotional opportunities. The gross profit in the third quarter 2020 was 24.6% an increase from 3.9% for the three months ended June 30, 2020 and from 22.7% in 2019.

Operating Expenses

Sales and Marketing Expenses

For the three months ended September 30, 2020, and 2019, sales and marketing expenses were approximately $22.3 thousand and $102.2 thousand respectively, a reduction of $79.9 thousand or 78.2%.

For the nine months ended September 30, 2020, and 2019, sales and marketing expenses were approximately $277.3 thousand and $329.5 thousand respectively, a reduction of $52.2 thousand or 15.8%.

The approximately $79.9 thousand reduction of third quarter 2020 expenses as compared to 2019, resulted from reductions in, promotion expenses of $35.2 thousand, representatives sales commission of $36.6 thousand and point of sales data collection expense of $8.9 thousand. The Company also invested approximately $8.6 thousand in the Smart Mirror Social Media advertising campaign in the third quarter 2020 compared to $3.6 thousand in 2019.

Compensation Expenses

For the three months ended September 30, 2020, and 2019, compensation expenses were approximately $362.7 thousand and $381.8 thousand, respectively, a reduction of $19.1 thousand or 5.0%.

For the nine months ended September 30, 2020, and 2019, compensation expenses were approximately $1.139 million and $1.139 million, respectively.

The reduction of third quarter 2020 expenses as compared to 2019, resulted from a reduction in salary and wages with the termination of three employees from our Hong Kong office in the period.

Professional Fees

For the three months ended September 30, 2020, and 2019, professional fees were approximately $99.6 thousand and $112.7 thousand respectively, a decrease of $13.1 thousand or 11.6%.

For the nine months ended September 30, 2020, and 2019, professional fees were approximately $339.8 thousand and $353.3 thousand, respectively, a reduction of $13.5 thousand or 3.8%.

The reduction of third quarter 2020 expenses compared to 2019, resulted from a reduction in investment relations expenses and consulting fees.

Product Development Expenses

For the three months ended September 30, 2020, product development expenses were approximately $75.9 thousand as compared to $81.1 thousand in 2019, a decrease of $5.2 thousand or 6.4%.

For the nine months ended September 30, 2020, product development expenses were approximately $169.1 thousand as compared to $260.8 thousand in 2019, a decrease of $91.7 thousand or 35.2%.

During the third quarter 2020, the Company continued to invest $61.7 thousand in software and hardware development for the Smart Mirror project compared to $44.2 thousand in the same period in 2019. However as a result of the lower revenue in the quarter, Quality Control inspection costs were reduced by $16.2 thousand and product testing by $3.9 thousand.

Other General and Administrative Expenses

For the three months ended September 30, 2020, other general and administrative expenses were approximately $113.0 thousand as compared to $169.6 thousand in 2019, a decrease of $56.6 thousand or 33.4%.

For the nine months ended September 30, 2020, other general and administrative expenses were approximately $364.9 thousand as compared to $490.8 thousand in 2019, a decrease of $125.9 thousand or 25.7%.

The third quarter 2020 expense reduction as compared to 2019 resulted from the COVID-19 mitigation expense reduction plan. Travel and Lodging expenses were also reduced by $23.8 thousand, auto and truck expense by $8.1 thousand, postage and courier services by $7.7 thousand, $4.7 in telephone expenses and 11.4 thousand from reduced bank fees.

Goodwill Impairment Charge

For the three months ended September 30, 2020 the impairment analysis concluded that a further goodwill impairment charge was not required for the three months ended September 30, 2020. The total impairment charge for the nine months ended September 30, 2020 was approximately $490.8 thousand.

Total Operating Expenses

For the three months ended September 30, 2020 and 2019, total operating expenses were approximately $673.6 thousand and $847.3 thousand, respectively, a reduction of $173.7 thousand or 20.5%. On March 31, 2020, excluding the goodwill charge, total operating expenses were approximately $915.2 thousand. With the various expense mitigation programs in place, the third quarter expense levels  have decreased to approximately $673.6 thousand, a reduction of  $241.6 thousand or 26.4% as compared to the first quarter, 2020 levels.

For the nine months ended September 30, 2020 and 2019, total operating expenses were approximately $2.8 million and $2.6 million, respectively, an increase of approximately $208 thousand or 8.0%. During the nine months ended September 30, 2020 the goodwill impairment charge of $490.8 thousand that did not occur in 2019 and was the main reason for the total expense increase as compared against the prior year.

Operating Income (Loss)

For the three months ended September 30, 2020 the operating loss was approximately $499.2 thousand compared to income of $367.7 thousand in 2019, an income decrease of $866.9 thousand.

For the nine months ended September 30, 2020 the operating loss was approximately $2.5 million compared to an income of $2.3 thousand in 2019, an income decrease of $2.5 million.

Total Other Expense, net

For the three months ended September 30, 2020, and 2019, respectively, other income(expenses) were $0 as compared to $(1.0) thousand.

For the nine months ended September 30, 2020, and 2019, respectively, other income(expenses) were $0 as compared to $(3.1) thousand.

Benefit for Income Tax

The CARES Act includes provisions related to net operating loss carryback periods. The Company was able to carryback the NOL to 2017 tax years and generated an estimate refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit related tax rate differential of approximately $574 thousand recorded in the first quarter 2020 and a further $210 thousand in the second quarter 2020, totaling approximately $784 thousand through June 30, 2020. In the 3 months ended September 30, 2020 the Company recorded approximately $21.2 thousand net benefit of deferred tax liability adjustment related to goodwill impairment.

For the nine months ended September 30, 2020 the Company has recorded approximately $805 thousand in tax benefits as compared to $12.0 thousand in 2019.

Net Income (Loss)

For the three months ended September 30, 2020 the net loss was approximately $478.0 thousand compared to a net income of $367.1 thousand in the same period 2019.

For the nine months ended September 30, 2020 the net loss was approximately $1.7 million compared to a net income of $11.2 thousand in the same period 2019. In summary the increased net loss of approximately $1.7 million was the result of :

•
Reduced net revenue of approximately $10.0 million, mainly resulting from the impact of COVID-19 on the retail LED lighting business and engineering delays which slowed down the production of the Connected Surfaces program, which resulted in reduced gross profit of approximately $2.3 million.

•	An impairment charge of approximately $490.8 thousand, which did not occur in 2019.
•	Total operating expenses (excluding the impairment charge) was reduced by $283 thousand over 2019.
•	A tax benefit refund due to the CARES Act legislation of approximately $784 thousand.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the nine months ended September 30, 2020.

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

In each of the last two years and has continued through the period ended September 30, 2020, the Company has a history of losses, and negative cash from operating activities. The cash balance as of September 30, 2020 is significantly lower than as of September 30, 2019.

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

With the continued uncertainty as to the extent of the impact of COVID-19 on the U.S. economy, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report. The inability of the Company to meet those obligations may require the Company to consider and pursue a significant, remedial corporate transaction. However, management believes there are compensating factors and actions that are being taken to address these uncertainties, including the following:

•	The Company has no financial agreements containing financial covenants.
•	The Company has no funded debt other than the PPP loan of $89.6 thousand, outside of normal trade obligations.
•	The Company has working capital of approximately $1.7 million as of September 30, 2020, including cash of approximately $1.3 million
•	The Company has income tax refundable of approximately $795 of which approximately $576 thousand has already been applied for refund.
•	The Company is in discussions with alternate sourcing funds that offers programs more in line with our future business model that includes Accounts Receivable, e-commerce and Purchase Order Funding.
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

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of September 30, 2020 and December 31, 2019, was approximately $1.3 million and $ 3.1 million respectively, a reduction of $1.8 million.

Summary of Cash Flows	For the Nine Months ended September 30,
	2020	2019
(In thousands)
Net cash provided by (used in) :
Operating Activities	$(1,854)	$(1,434)
Investing Activities	(16)	(34)
Financing Activities	53	(48)
Net decrease in cash and cash equivalents	$(1,817)	$(1,516)

As of September 30, 2020, the Company’s working capital was approximately $1.7 million. Current assets were approximately $2.4 million and current liabilities were approximately $784 thousand and include:

•	Accounts payable of approximately $256.2 thousand due vendors and service providers.
•	Accrued expenses of approximately $322.4 thousand for various services and allowances.
•	Warranty provision for estimated defective returns in the amount of approximately $54.1 thousand.
•	Paycheck Protection Program Loan approximately $90.0 thousand.
•	Operating lease liability-current portion of approximately $61.7 thousand.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2020 was approximately $1.9 million compared with approximately $1.4 million used in operating activities in the same period 2019. The cash usage in the period resulted from the net loss of approximately $1.7 million, $198 thousand increase in accounts receivable and $575 thousand increase in income tax refundable, which was partially offset by approximately $491 thousand goodwill impairment charge, $69 thousand decrease in prepaid expense and deposits and $41 thousand from noncash lease expense. The Company's cash position was approximately $1.3 million as of September 30, 2020 compared to $2.3 million at September 30, 2019.

Cash Flows used in Investing Activities

The use of cash in the nine months ended September 30, 2020 and 2019 was approximately $15.7 thousand and $34.1 thousand, respectively. CIHK has negotiated favorable payment terms with our OEM manufacturers to reduce the amounts of upfront cash required when initiating new product line projects.

Cash Flows provided by (used in) Financing Activities

Cash provided by (used in) financing activities for the nine months ended September 30, 2020 and 2019, was approximately $53.3 thousand and $(47.5) thousand, respectively. During the nine months ended September 30, 2020, the Company repurchased 283,383 shares at a cost of $36.3 thousand. As part of the mitigation plan to conserve cash during this pandemic period, the Company has postponed the repurchase of common shares until further notice. The Company also received a loan for approximately $89.6 thousand from the Small Business Administration as part of that Payroll Protection Program.

As of September 30, 2020, the Company had the PPP loan outstanding for approximate $90 thousand.

As noted in the Going Concern disclosure unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations as they arise over the next twelve months from the filing date of this report.

Directors and Officers Insurance

The Company currently operates with Directors and Officers liability insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended September 30, 2020.

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

The Company's management, under the direction of Stewart Wallach, the Company’s  Chief Executive Officer, and James McClinton, the Company’s Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Company’s disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in Company reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and is accumulated and communicated to management, including Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective as of  September 30, 2020.

Changes in Internal Control Over Financial Reporting (as defined in Rule 13a-15(f) of the Exchange Act)

There were no changes in Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

Company has not experienced any material impact to Company’s internal control over financial reporting during the COVID-19 pandemic. Company employees have worked remotely with a rotating in office schedule during the third fiscal quarter of 2020 to facilitate safer working conditions during the COVID-19 pandemic. Company has  not altered or compromised disclosure controls and procedures during the third fiscal quarter of 2020, but the Company is continually monitoring and assessing the need.

Inherent Limitations on Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control are met. This limitation is especially true considering the ongoing impact of COVID-19 pandemic on our company. Further, the design of internal control must reflect the fact that there are resource constraints, and the benefits of the control must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected.

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

Item 1A. Risk Factors.

There have been material changes to certain of the risk factors previously disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. In addition to the information set forth below in our Quarterly Report on Form 10-Q for the period ended September 30, 2020, you should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 30, 2020 (as modified by the risk factors below). You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition and may hamper our ability to fund our operations without obtaining adequate, affordable funding, which funding may not be available as needed.

The outbreak of the COVID-19 pandemic, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and continues to impact worldwide economic activity, including Southern Florida where the Company offices are located and in Thailand and China where the Company has its products made. The COVID-19 pandemic has prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for an indefinite period of time, due to the community spread of the disease or due to shutdowns that maybe requested or mandated by governmental authorities or businesses. While it is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19 and the measures taken by the governments and businesses in affected areas and in which we operate have disrupted and may continue to disrupt our product development, manufacturing supply chain, the retail market place and overall consumer buying confidence. For example, despite the phased reopening of the economy in many states, the recent resurgence of COVID-19 has paused many phased reopening. Due to social distancing and other mandates implemented by federal, state and local governments, many individuals are working remotely and staying at home resulting in retail stores remaining closed and demand for consumer goods remaining uncertain. As the COVID-19 pandemic continues the retail marketplace may have continued declines, which has reduced and may continue to reduce revenue and, as a result, could continue to adversely affect our operating results and financial condition. The overall negative impact of the COVID-19 pandemic on the economy has also impacted, and may continue to impact, the number of potential retail customers for our products. The COVID-19 outbreak and government and business mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. The further spread of the COVID-19 pandemic and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

The situation and preventative or protective actions that governments and businesses around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption that has and may continue to negatively impact the retail business, including closure of retail stores or reduced operating hours where our products are sold, and reduced consumer traffic and consumer spending. Related industries in the United States and across the world have been and may continue to be adversely affected, such as manufacturing and logistics services including ocean freight. There is significant uncertainty around the breadth and duration of retail store and general business disruptions related to COVID-19, as well as its impact on the U.S. and global economies and consumer willingness to visit retail stores after they are reopened. To the extent the impact of the COVID-19 pandemic continues or worsens, or if there is a sustained future resurgence after the initial containment, consumer behavior may be altered for an extended period, which would impact our cash and liquidity and financial condition.

Additionally, the COVID-19 pandemic and resulting economic disruption has also previously led to significant volatility in the capital markets. While we have taken measures to preserve our access to liquidity, our cash generated from operations has been negatively impacted and future cash flows could be impacted by the further development of the COVID-19 pandemic. Moreover, as the COVID-19 situation is rapidly changing, we may not be able to reduce our spending relative to declines in revenue, and we may continue to incur costs in the development of future products as certain of our products for upcoming seasons are already in advance design completion. Currently many of our employees in our corporate offices are rotating their work schedules between working in the office and working remotely. However, a further mandated extended period of remote work arrangements could strain our business continuity plans and impair our ability to manage our business.

We may incur costs associated with implementing a restructuring or overhead reduction initiative beyond the amount contemplated when we first developed the initiative, and these increased costs may be substantial. Additionally, such costs would adversely impact our results of operations for the periods in which those adjustments are made. We will continue to evaluate our operations and may propose future restructuring actions as a result of changes in the marketplace, including the exit from less profitable operations or the decision to terminate products or services which are not valued by our customers. Any failure to successfully execute these initiatives on a timely basis may have a material adverse effect on our business, operating results and financial condition.

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

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in U.S. economic conditions continues, particularly in light of the impacts of the COVID-19 pandemic, and trends in consumer discretionary spending remain unpredictable. While the impact on the global economy remains uncertain, the United States and other countries have experienced a significant increase in unemployment and financial markets remain turbulent. The uncertainty is enhanced by the inability of the U.S. Congress to pass an additional round of financial assistance for unemployed workers and businesses in order to counter the impact of COVID-19 pandemic. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the U.S. market in which we sell most of our products, or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

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

Managing and growing our business will require significant cash outlays, capital expenditures and commitments. We have utilized cash on hand and cash generated from operation and accessed our credit facility as needed as sources of liquidity. However, during the first nine months ended September 30, 2020 the cash generated from operations was negatively impacted due to the global impact of the COVID-19 pandemic.

As of September 30, 2020, we had approximately $1.3 million of cash, and had $89.9 thousand loans outstanding We have also taken a number of actions short-term and long-term to preserve existing capital, including reducing capital expenditures, reducing discretionary expenditures, executive management salary reductions expense reductions related to the CIHK operations in Hong Kong and reductions in travel, hotel and show expenses. The credit facility with Sterling National Bank was not renewed and terminated at July 31, 2020. The Company is currently in discussions with alternate funding sources that provides additional sourcing options for the e-commerce business channel that the Company is transitioning into. However, in the event that we are unable to negotiate a new credit facility or if cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. With our reported losses in recent years, we cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow or sustain our business.

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
While we only have the PPP loan outstanding any debt financing, future need for working capital may result in loan agreements that impose restrictions on the operation of our business, which restrictions may prevent actions designed to grow revenues or develop new product lines.

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
Dated: November 16, 2020

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer