Form 10-K
period 2020-12-31
CAPSTONE COMPANIES, INC.
filed 2021-03-31
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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

(954) 252-3440
(Small business issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Trading	Name of each exchange on which registered	Symbol(s)

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No x

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes x No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer", "emerging growth company" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of  June 30, 2020, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $2,183,299. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Number of estimated shares outstanding of the Registrant's Common Stock as of March 22, 2021 is 46,296,364

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

As used in this Annual Report on Form 10-K for the fiscal year ending December 31, 2020 (“Form 10-K report”), “COVID-19” refers to Coronavirus/COVID 19, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO” on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) by COVID-19. COVID-19 pandemic has had a significant, adverse economic disruption in the United States and China, especially the locality of the offices of Capstone Companies, Inc. and its subsidiaries and the Chinese original equipment manufacturers or “OEMs” of the products sold by Capstone Companies, Inc. The products sold by Capstone Companies, Inc. are primarily sold by traditional brick-and-mortar retailers and COVID-19 pandemic significantly, adversely impacted those retailers and our sale of traditional LED products. We are developing a new product line for internet connected surfaces, like smart mirrors, (“Connected Surface”) for residential use, but this new product line had not launched as of December 31, 2020. The launch of the initial products of the Connected Surface program began in February 2021. The impact of COVID-19 pandemic on the Company’s business and financial performance has been significant and ongoing and, coupled with the development of the Connected Surface product line, has placed a significant financial strain on Capstone Companies, Inc.

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

FORWARD LOOKING STATEMENTS

This Form 10-K report contains "forward-looking statements". Those statements appear in a number of places in this Form 10-K report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers, with respect to: Company's future business and financial prospects; the commercialization of new products; the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations.  Forward looking statements include words like "expect," "anticipate," "hope," "project," "may," "should," "could," or similar words or variants thereof.  Any such forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties. Actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company's control or ability to foresee.  Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases, such as the COVID-19 pandemic, which pandemic could result and has resulted in delays or suspension of product production from China or other regions, where our products are made, or otherwise dampen consumer demand for products like our products, which are a discretionary purchase. The accompanying information contained in this Form 10-K report, including the "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Risk Factors" identifies other important factors that could cause such differences.  With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or "material" depending on the circumstances.  When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.  Further, the Company is a "penny stock" company with no primary market makers.  Such a status makes highly risky any investment in the Company securities.  See “Risk Factors” below. The forward-looking statements in this Form 10-K report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

You should read this Form 10-K report and the documents that we may reference in this Form 10-K report and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I
Item 1. Business

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology.  Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc. (“CAPI”), a Florida corporation located at the principal executive offices of the Company.  To oversee and manage business activities in the Pacific Rim, the Company established Capstone International Hong Kong, Ltd., or "CIHK", allowing it to expand the Company's product development, engineering, and factory resource capabilities.  The Company has a history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Connected Surfaces Smart Mirrors – Internet connected and interactive mirror.

The Company's focus through 2017 has been in the integration of LEDs into most commonly used consumer lighting products in today's home.  Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products.  The LED category has matured and is no longer the innovative “must have” consumer product as in previous years. The Connected Surfaces is the Company’s effort to establish a new product line.

Capstone’s success has been in its ability to identify emerging product categories where Capstone’s management experience can be fully leveraged.  Over the past decade, the Company’s consistent low-cost manufacturing and operations have provided an advantage in delivering quality products at very competitive prices.

In late 2017, as management recognized that the LED category was maturing, it sought a business opportunity that would transition the Company’s revenue streams to emerging new product category.  While we currently continue to supply LED products on a limited basis, our strategic plan to develop and launch new innovative product lines, like Connected Surfaces’ Smart Mirrors, is believed to be essential for sustaining or growing revenues.

Our expectation is that the new portfolio of Connected Surfaces appeals to a much larger audience than our traditional LED lighting product line.  The new Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The products have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected retails to start at $699.00 per unit, with the goal to deliver consumer value to mainstream America.  Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company's financial initiatives are driven by its entry to new distribution channels and calls for an increased emphasis on an e-commerce business model.  As a result of the pandemic, retail foot traffic has been diminished substantially and e-commerce platforms have advanced with consumers across all product lines.  The Connected Surfaces category is intended to find its way to retail shelves after it has been established through its direct-to-consumer effort.  The Company’s marketing strategy will shift its historic reliance on ‘Big Box’ retailers while delivering more profitable business.  If Connected Surfaces is successful, the gross margins generated by the e-commerce model should be substantially greater than in the past and should provide strong cash flows.  The Company will require additional funding to build its marketing effort, inventory levels and service levels once the initial marketing phase validates the Company’s strategic initiatives.  The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities.  For the short-term, certain members of Company management (“Corporate Insiders and Directors”) have stated an intent to continue supporting the Company’s basic operational funding needs.

The Company has historically competed in highly competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability, commodity costs and the recovery from the global pandemic.  As stated earlier, the markets for LED home products have matured and growth within the category will continue to decline as markets are saturated.  While we will continue to maintain supply for the short-term, our focus is directed to the expansion and advancement of the Company’s Connected Surfaces initiative.

By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China. Political unrest in Thailand in late 2020 and early 2021 has not affected our OEM activities as of the date of the filing of this Form 10-K report.

COVID-19 pandemic caused substantial disruption to travel, business activities, and global supply chains, significant volatility in global financial markets, and resulted in a dramatic increase in unemployment, particularly in the U.S.

As the products we have shipped on our direct import business model typically requires 3 to 4 months lead time, our revenue in 2020 was significantly impacted by the uncertainty of reduced consumer foot traffic in the stores during the COVID-19 pandemic.  This uncertainty caused retail buyers to delay or postpone promotional events.  During recent months as consumer confidence has increased and the public has become more accustomed and feel safer about visiting stores, in store foot traffic has increased, particularly in the discount warehouse retailers (“Warehouse Clubs”) that we sell in.  The promotional activities both domestically and internationally in the Warehouse Club channel have gradually increased as compared to previous quarters. Subject to the mass vaccination commenced in January 2021 ending or substantially curbing the COVID-19 pandemic, we believe retail buying confidence will continue to improve and expect that promotional opportunities will begin to normalize for the 3rd and 4th quarters 2021.

One factor that may impact improvement in store foot traffic in 2021 is the emergence of new variants of the COVID-19 virus, which variants appear to be more contagious and, by virtue of being more highly contagious, may cause a spike in COVID-19 infections and a resulting imposition of renewed restrictions on store foot traffic in certain regions.  Further, it has not been determined if the current COVID-19 vaccines are effective against all new variants of the COVID-19 virus.  Full vaccination of a large percentage of the American population to develop ‘herd’ immunity prior to emergence of a new variant of COVID-19 virus that is not controlled by available vaccines is widely viewed by public health officials as critical to return to normality in activities - like pre-COVID-19 pandemic levels of store foot traffic.  While the Company has commenced in March 2021 a new e-commerce initiative on its product website, that efforts has just commenced, and it is unclear as of the date of the filing of this Form 10-K report if our e-commerce initiative will compensate for loss of extensive store foot traffic.

During the year, the Company has experienced some limitations in employee resources resulting from travel restrictions and “stay at home” orders.  Despite these restrictions, the Company continues to efficiently manage the overseas supply chain requirements of our customers.

Since early 2020, the Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website.  E-commerce increasingly is the means by which consumer purchase products, and it has experienced substantial increases during the COVID-19 pandemic.  The Company saw a change in consumer buying trend before the COVID-19 pandemic impact and has been investing in developing a social media presence over the last year and is now ready to officially launch shipping product by its online Smart Mirror business in April 2021.  Prior to 2021, the Company relied on brick and mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon.

We believe the COVID-19 virus will continue to impact retail store markets through the first half of 2021, perhaps longer if mass vaccination does not reduce the national economic impact on and severity of COVID-19 pandemic by the summer of 2021,  but as we focus our channel strategy toward e-commerce, disruption to our business in 2021 due to the impact of the COVID-19 pandemic on retail store market should be moderated if our e-commerce efforts create sufficient revenues.  Consumer confidence should rise commensurately with increased job opportunities and income recovery upon a decrease of the impact of the COVID-19 pandemic.  The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the speed and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact.  These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines.

We continue to make investments to ensure that we provide quality, useful products. Additionally, the Company continues to enhance its customer service support. In 2020 and 2019, the Company substantially expanded its investment and commitment to social media marketing. With the growing importance of on-line commerce and social media to consumers, this marketing will play a vital role in expanding our lifestyle brands and will also serve to establish credibility with the Company’s growing consumer base. The effort will focus on creating a more extensive and aggressive social media presence through use of third-party social media like Facebook, Twitter, YouTube and Instagram.  Continued analytics will govern and refine our investments in these social media campaigns.

As the Company focuses on e-commerce as an important distribution channel for its new product line, it faces intense competition from established, competing e-commerce websites as well as the daunting challenge of attracting consumer attention through social media and online marketing.  Consumers have many options in e-commerce.  The Company is not using online sponsors or promoters, known as ‘influencers,’ but rather is relying on a traditional promotion on social media websites like Facebook. There has not been sufficient operating experience with the Company e-commerce effort to opine on its effectiveness.

The Company oversees and controls the manufacturing of its products, which are currently made in China and Thailand by OEM contract manufacturers, through three wholly owned operating subsidiaries: CAPI, CIHK and CLTL. To support the current e-commerce model that will drive our business in 2021, we will be putting inventories into warehouse facilities stateside for direct-to-consumer fulfillment.  When introducing the Connected Surfaces program to Big Box retailers in the back half of 2021, the Company will resume its direct import model. At that time, the Company's products will be built to order for specific promotional periods and does not require replenishment domestically.  While the Company is stressing establishing an e-commerce presence, sales of products through brick and mortar retail stores of retailers will remain part of distribution of product and sale to consumers. The effectiveness of the national vaccination program to allow a return to pre-COVID-19 pandemic economy and revival of consumer store front traffic will be key to our brick and mortar retail efforts for the Connected Surface products.

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

To date all of the Company's retail sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the Company's business did not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

With the launch of the Connected Surfaces online business and to ensure adequate inventory supply for the new product category in order to support immediate e-commerce shipments, the Company will be forecasting its initial inventory needs and adjust accordingly as sales volumes are established.

LED Business and Transition to Connected Surfaces. Capstone was an early innovator in the introduction of low-cost LED lighting products that have distinctive features creating strong consumer appeal.  The Company's product lines consisted of decorative lighting, outdoor fixtures, lighting with built-in power failure technology and safety and security.  Since the beginning of fiscal year 2007, the Company has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets.  The Company’s lighting products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs.

The Company has now developed and is marketing a smart mirror which is the first introduction within the Capstone Connected Surfaces program.  The initial launch was at the Consumer Electronics Show in early 2020 but its release to the retail market has been delayed due to product development delays at our suppliers, resulting from the impact of COVID-19. The Company is planning production immediately following the varying certification processes and testing required for North American products, which are currently underway. These are not unfamiliar steps to management, as all our products are subject to most of the same approval processes; however, we do not control the speed at which the testing companies advance. There is a backlog at the testing laboratories as so many companies were dormant for the past 12 months but are now resuming normal business activities. As of the filing of this Form 10-K report, we are planning production to commence in April.  As necessary, we will air-freight initial inventories to the U.S.so that we may activate our Amazon program, which requires that inventory be available for immediate delivery in their facilities. Depending on availability of containers, which are now facing shortages in the region, we may have to compromise our margins on the early shipments and ship more product by air than planned. Our primary goal  is to deliver mirrors to our customers that have been patiently waiting for the mirrors to be available.

The development of the smart interactive mirror or “Smart Mirrors”  is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle.

In 2020, the Company's operations consist of one reportable segment for financial reporting purposes: Lighting Products.  Connected Surfaces products were recently introduced, and segment results will be reported in future interim reporting for 2021.

Our Growth Strategy

The Company's focus in recent years has been in the integration of LEDs into most commonly used lighting products for today's home. The LED lighting market is now mainstream and opportunities for growth have been minimized.  Further impacting the category were the tariff penalties resulting from the trade dispute between U.S. and China making products less competitive.

The Company’s looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. The Company will pursue new revenue opportunities through the introduction and expansion of its “Connected Surfaces” portfolio into alternate distribution channels including e-commerce and others that the Company has not previously focused on.  The Company also intends to leverage its existing valuable customer base and strong relationships to achieve organic growth initiatives within this new category.

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

Our expectation is that the new portfolio advancing in 2021 appeals to a much larger audience than our traditional LED lighting product line.  The new Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The products have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected retails to start at $699.00, with the goal to deliver exceptional consumer value to mainstream America.  Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income.

By working diligently overseas with alternate manufacturers located in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by ongoing trade disputes between the United States and China. Although the overseas factories are fully functioning at this time, a resurgence of the global COVID-19 pandemic could impact the overseas factories again and could delay shipments of products from Thailand and China, which produces all of our products. The Company’s new factory in Thailand has produced and shipped orders in 2020. This facility will provide the Company with more flexibility in determining which location should produce goods for future orders. With the United States now being impacted by the resurgence of the COVID-19 pandemic we believe the impact of the virus in the U.S. will continue until the mid-half of 2021, but this disruption has not impacted our long-term strategy and initiatives as of the date of the filing of this Form 10-K report.

During 2020, the Company has expanded its investment and commitment in Social Media marketing.  With our Company’s plan to shift its focus to on-line commerce in the first half of 2021, its Social Media presence will be key to the Company’s growth initiatives.  The analytics derived from testing various messaging on social media platforms (i.e., Facebook Ads, Google Ads) has validated consumer interest in the Smart Mirror program.

Organic Growth Strategy

The Company intends to pursue various initiatives to execute its organic growth strategy, which is designed to enhance its market presence, expand its customer base and maintain its recognition as an industry leader in new product development.  Key elements of our organic growth strategy include:

Connected Surfaces.  Historically LED lighting products have been our core business. The Capstone Lighting and Hoover® Home LED brands combined, have sold millions of LED lighting products over the recent years and consequently the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company has determined that it needs to diversify and expand its core focus in order to continue to meet revenue growth initiatives.  The Company has refocused its development and marketing initiatives and is determined to build on its success with a broader product portfolio beyond lighting products only.  The new category “Connected Surfaces” was officially launched in January 2020 at CES. The Company intends to expand the new line of “Connected Products” for the next several years.  The Company’s product roadmap outlines plans for product introductions through 2022 and this will continue to expand as consumer product acceptance validates its innovations.  The Company believes this program will leverage existing relationships with its current retail partners, deliver on its e-commerce initiatives and collectively contribute organic growth for the Company.

The Company acknowledges that smart homes will become more mainstream over the next several years and will present significant growth opportunities for the Company and its Connected Surfaces portfolio.

While our focus of Connected Surface products is the smart home market, smart mirrors are being employed by retailers like Ralph Lauren and Neiman Marcus to allow customers to compare outfits on fitting room smart mirrors.  Further, single application smart mirrors are emerging in the fitness industry for interactive workouts at home as a result of the global pandemic.

The automobile segment leads the Smart Mirror industry as technology has imbedded into automobile mirrors.  As of the date of this Form 10-K Annual Report, the Company’s Connected Surfaces products target the smart home segment.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths serve to support its business strategies.

In North America, the Company has been recognized for more than a decade as an innovator and highly efficient, low-cost manufacturer in several product niches.  Capstone believes that its insight into the needs of retail programming and its proven execution track record with noted retailers globally positions it well for future growth.

Capstone's core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.

Operating Management's experience in hardline product manufacturing has prepared the Company for successful entries into various consumer product markets.

Capstone's branding strategy was focused on establishing multiple trusted brands through licensing allowing for a broader reach into various channels. Capstone Lighting® (2008), Hoover® Home LED (2015) and Duracell® (2017) have contributed to expanding the Company's retail position.  Moreover, the knowledge of negotiating and managing such programs may prove beneficial for the Connected Surfaces portfolio.

Product Quality:  Through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party testing, product experiences by consumers are of the highest ranking. To deliver cost-competitive products without compromising quality standards, we leverage purchasing volume and capitalize on strategic vendor relationships.

Perceived Weaknesses

Capstone believes that its competitive weaknesses are:

It does not possess the business, marketing, and financial resources of larger competitors or the brand recognition or international markets of some of the larger competitors.

The Company’s current products lines are focused on consumer LED lighting and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Form 10-K report.  As a mature product line, LED business is a declining business line and revenue source.

The Company does not have the large internal research and development capability of its larger competitors.

Capstone operates with a limited number of employees whose functions are dedicated to executive management, sales and marketing or administrative support.  The limited number of employees may hinder or delay the ability of the Company to identify or respond to consumer preferences or new technology developments in a product line. Hiring may be required with any growth and qualified personnel may not be readily available.  We cannot match the compensation packages to prospective employees that many larger competitors may offer.

The Company relies on OEM's located in Thailand and China, which have been impacted by the COVID-19 pandemic and the extent of the continuing economic impact of the COVID-19 pandemic is uncertain as of the date of this Form 10-K report.

Capstone’s international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies.

Should the increased U.S. tariffs imposed on Chinese manufactured goods remain it may negatively impact demand and/or increase the cost for our products at retail.

While we have established new production capacity in Thailand, there is no final resolution of the U.S. / China trade dispute from which specific components are sourced.  Developing a new, efficient  OEM relationship in a new country takes time and effort to reach acceptable production efficiencies. We have only a short operational experience with Thai OEM’s and cannot predict long term effectiveness of the relationship.

If the COVID-19 pandemic were to continue, it could have a detrimental impact on our ability to maintain operations by depressing consumer purchase of our products – whether online or in retail stores.  Withstanding continued losses could cause the Company to consider significant corporate transaction, including, without limitation, a possible merger and acquisition transaction or reorganization to protect the core operations from the ongoing impact of the COVID-19 pandemic. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition.  This vulnerability necessitates an ongoing consideration of alternatives to current operations.

Products and Customers

While the Company is expanding its product portfolio through the introduction of the Capstone Connected Surfaces program, it still maintains a select number of LED lighting products under the "Capstone Lighting®” brand at both Costco and Sam’s Wholesale Clubs and available through Amazon.

The product lines available as of the date of this 10-K report are as follows:

Connected Surfaces – Smart Mirrors
Standard Rectangular
Wardrobe/Fitness Mirror
LED Puck Lights
LED Undercabinet Light Bars
LED Motion Sensor Lights
Eco-i-Lites
Wireless Remote-Control Outlets
Wireless Remote-Controlled LED Accent Lights

The plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.  While the Company makes significant investments into the Connected Surfaces portfolio, it is reasonable to expect to post losses while building the market for a new category of products which were formally launched at the 2020 Consumer Electronics Show but faced delays to the market as a result of the COVID-19 pandemic.  Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred for six to nine months before shipments and related revenues occur.

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. CIHK assists the Company in placing more products into foreign market channels as well. The Company sold Capstone brand products to markets outside the U.S., including Australia, Japan, South Korea, and the United Kingdom. International sales for the year ended December 31, 2020 were $704 thousand or 25% of net revenue as compared to $1.2 million or 10% in fiscal 2019. The Company's performance depends on a number of assumptions and factors.  Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic.

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

With the Company's “Connected Surfaces” category, Capstone has developed a comprehensive product offering. Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.  The Company believes in its ability to sell direct to consumers with an array of innovative connected products and quickly introduce additional products to continue to allow Capstone to further penetrate this developing market.

Tariffs. The previous U.S. administration implemented certain tariffs that directly affected the Company's competitiveness.  While all companies in certain industries are affected equally, the appeal for these products to consumers was negatively impacted when retail prices increased due to higher duty rates.  The Company has seen promotional schedules cut back and retailers have requested pricing adjustments that would not be known to them in advance to products being shipped.  Capstone's business model insulates the Company from paying duties as its retail partners are the importers of record.  The obvious unknown is the final impact of tariffs to the landed costs.  Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

Tariffs and trade restrictions imposed by the previous U.S. administration provoked trade and tariff retaliation by other countries. A "trade dispute" of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.  As of the date of this Report, the new U.S. administration is currently reviewing its future position on this issue and there has not been a resolution of the Chinese-American trade dispute.

Sales and Marketing

Our products are sold nationally and internationally through a direct sales force.  The sales force markets the Company's products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites.  Our business model has been designed to support “direct import sales” made directly to the retail customer.  However, we also offer “domestic sales” programs which will be expanded in the future as a result of the Capstone Connected program becomes available.

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

In the year ended December 31, 2020, the Company had two customers who comprised  approximately 89% of net revenue and two customers who comprised 98% of net revenues in 2019.  Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually.  A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

For  sales growth in the retail market to continue, the Company is focused on expanding the product portfolio currently offered into new innovative electronic categories that will also allow the Company to expand into different retail departments and channels of distribution.

The Company has been focused on establishing an on-line e-commerce presence to support the introduction of the “Connected Surfaces” program and deliver direct to consumer.

During 2020, we have utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, Capstone has launched a You Tube channel to host Smart Mirror videos and established a Twitter account. The Company has a Social Media presence on the following Social Media platforms:

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected
INSTAGRAM2: https://www.instagram.com/capstoneconnected
PINTEREST3: https://www.pinterest.com/capstoneconnected/
LINKEDIN4: https://www.linkedin.com/company/6251882
TWITTER5https://twitter.com/capc capstone
YOUTUBE6 https://www.youtube.com/channel/UCMX5W8PV0Q59qoAdMxKcAig

1 Facebook is a registered trademark of Facebook, Inc.
2 Instagram is a registered trademark of Instagram.
3 Pinterest is a registered trademark of Pinterest.
4 LinkedIn is a registered trademark of LinkedIn Corporation.
5 Twitter is a registered trademark of Twitter Corporation.
6YouTube is a registered trademark of YouTube Corporation.

Competitive Conditions

The Company operates in a highly competitive environment, both in the United States and internationally. The Company competes with large multinationals with global operations as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular categories.

Competition is influenced by technological innovation, brand perceptions, product quality, value perception, customer service and price. Over the past several years while the Company's focus has been on LED lighting, principal competitors include Energizer, Feit Electric and Jasco (GE). The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Sam’s/Wal-Mart offer lighting as part of their private branded product lines.  Many of the Company's competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach. Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting its expansion efforts or price competition.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer.

The COVID-19 pandemic has accelerated the decrease in consumer reliance on traditional brick-and-mortar retailing and heightened the importance of e-commerce and online marketing and sales. We have just started our Social Media marketing. Many competitors have more established, widespread and effective e-commerce and Social Media campaigns than we do. We may not be able to effectively compete in e-commerce and Social Media marketing and sales. The COVID-19 pandemic has dramatically impacted marketing and sales of many products and the long-term impact of the pandemic remains uncertain as of the date of the filing of this Form 10-K report.

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

Subject to adequate and affordable funding, absence of unexpected competition or technological developments in connected surface devices, and a curbing of the impact of the COVID-19 pandemic, the Company believes that it is equipped to compete effectively with its competition in all of these areas due to its proven track record in delivering innovation to the market and cost-effective and timely manner.

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

CIHK establishes strict engineering specifications and product testing protocols with the Company's contract manufacturers and ensure that their factories adhere to all Regional Labor and Social Compliance Laws. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing is conducted at the contract manufacturers facility and at 3rd party testing laboratories overseas.

Capstone's research and development team enforces its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company's products manufactured overseas, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country's individual regulatory standards. The Company also uses quality control inspectors who examine and test products to Capstone's specification(s) before shipments are released. CIHK office capabilities include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong, China and Thailand.

To successfully implement Capstone's business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations.

Capstone will continue to invest in more technical and innovative product categories. These costs are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials currently used by Capstone are sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company's specifications and provide the necessary facilities and labor to manufacture the Company's products. Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product and whose facility is located in the country that most benefits from the U.S. Tariff regulations. To ensure the consistent quality of Capstone's products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures are additional to the manufacturers' internal quality control procedures and performed by Quality Assurance personnel.

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

Raw materials used in manufacturing include plastic resin, copper, led bulbs, batteries, and corrugated paper. Prices of materials have remained competitive in the last year. CAPC believes that adequate supplies of raw materials required for its operations are available at the present time. CAPC, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, CAPC has not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume. CIHK is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio. Quality testing for these products is performed both by CIHK and by our globally recognized third party quality testing laboratories.

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

As the Company transitions into the e-commerce and direct to consumer marketplace, the Company has developed a new website with full shopping cart capabilities.  To complete this project the Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate.  The Company is also planning to warehouse and supply its Smart Mirror program through Amazon fulfilment.

Royalties

We have, from time to time, entered into agreements whereby we have agreed to pay royalties for the use of nationally recognized licensed brands on Company product offerings. Royalty expense incurred under such agreements is expensed at the time of shipment.

In 2019 the Company’s marketing objective was to transition existing licensed lighting product lines into the Capstone Lighting brand, which was successfully achieved.

On February 3, 2020, the remaining Royalty license expired as the Company did not achieve the stated net sales volumes for the renewal period.

Seasonality

In general, sales for household products and electronics are seasonally influenced. Certain gift products cause consumers to increase purchases during key holiday winter season of the fourth quarter, which requires increases in retailer inventories during the third quarter. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and power failure light sales. Climate change may increase the number and severity of hurricanes, tornadoes and flooding. Historically, the lighting products had lower sales during the first quarter due to the Chinese New Year holiday as factories are closed and shipments are halted during this period. Our transition to Thailand manufacturers may reduce the impact of Chinese New Year holiday.

We do not have sufficient operational experience with Connected Surfaces to predict the seasonality of connected surfaces.

Intellectual Property

CAPC subsidiary, CAPI, has filed a number of U.S. trademarks and patents over the past decade. These include the following trademarks: Exclusive license and sub-license to Power Failure Technology; Capstone Power Control, Timely Reader, Pathway Lights, and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight. We also have a number of patents pending; Puck Light (cookie), Puck Light Base, Multi-Color Puck Lights, LED Dual Mode Solar Light, Integrated Light Bulb (Coach Light), LED Gooseneck Lantern, Spotlights, Security Motion Activated Lights, Under Cabinet Lighting and Bathroom Vanity Light. CAPC periodically prepares patent and trademark applications for filing in the United States and China. CAPC will also pursue foreign patent protection in foreign countries if deemed necessary to protect a patent and to the extent that we have the available cash to do so. CAPC's ability to compete effectively in the Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

While the Company may license third party technologies for its products, or may rely on other companies, especially OEM’s, for design, engineering and testing, the Company believes that its oversight of design and function of its products and its marketing capabilities are significant factors in the ability of the Company to sell its products.

Value of Patents

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

As shown by hacking of major commercial and government computer systems and networks, no system that is connected is completely safe from hacking or malware. We have incorporated into our data network various on and off site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

•	hurricanes, fire, flood and other natural disasters
•	power outage
•	internet, telecommunications or data network failure.

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations.

Employees

Response to COVID-19

The Company’s top priority has been to take appropriate actions to protect the health and safety of our employees as a result of the COVID-19 pandemic. We have adjusted standard operating procedures within our business operations to ensure the continued safety of our employees and we continually monitor evolving health guidelines to ensure ongoing compliance and protection of our employees. These procedures include expanded and more frequent cleaning within facilities, implementation of appropriate social distancing programs, requiring use of certain personal protective equipment, screening protocols and work from home programs.

The Company will continue to evolve these programs to protect the health and safety of our employees.

As of December 31, 2020, we employed 8 employees in our U.S. office and 3 employees in our Hong Kong operation.  We consider our relations with our employees to be good.  None of our employees are covered by a collective bargaining agreement.  We have no part-time workers.  We believe that our staff is adequate to handle the current operations, but we recognize that the new product line and social media marketing will probably require additional personnel – either employees or contractors in 2021-2022.  Our ability to hire additional personnel is subject to adequate revenue flow and funding.

The following table sets forth the number of employees by function:

Employee Function	Number of Employees
Executive	3
Sales/Customer Service/Distribution	4
Research & Development/Technology/Product Development	2
Administrative	2
TOTAL	11

Corporate Information

Our principal executive offices are located at 431 Fairway Drive, Suite #200, Deerfield Beach, Florida, USA 33441. Our telephone number is (954)570-8889 and our website is at URL: www.capstonecompaniesinc.com. Our U.S. subsidiaries operate out of our principal executive offices. The Company believes that its current facilities are adequate for conduct of its business.

We file our financial information and other materials required under the Exchange Act electronically with the SEC.  These materials can be accessed electronically via the Internet at www.sec.gov.  Such materials and other information about the Company are also available through our corporate website : https://www.capstonecompanies.com.

Government Regulation

Our operations are subject to regulation by federal and state securities authorities as well as various federal, state, foreign and local laws and regulations governing a consumer products company and a for-profit business.  We are not subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business and financial affairs.  Our main concern, although greatly diminished in terms of government regulation is the changing regulatory environment in China and its impact on our ability to access our LED lighting product manufacturing sources and obtain our specific consumer products.  While the general trend in China has to be conducive to trade and commerce, China is a still a single-party nation-state in which the central government has the power to dramatically and immediately change its trade and commercial policies and laws.  Political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke a change in Chinese trade or commercial law that makes it more difficult or expensive for us to obtain consumer products.  Such a development would have a serious impact on our ability to compete in the United States in the niche LED consumer product market.

CIHK is subject to the laws of Hong Kong SAR, which is a part of and subject to governance by China.  In light of the specific operational role of CIHK in our company, we do not believe that such regulation poses a significant risk factor in terms of the business and financial condition of the Company.

Working Capital Requirements and Financing

In order to successfully launch the online Smart Mirror business, the Company will be required to maintain sufficient on hand available inventory levels, to allow for immediate fulfilment of an online order. This will require additional investment in on hand domestic  inventory and require an efficient logistics system that will provide for inventory staged throughout the supply chain to provide for efficient inventory replenishment to support forecasted sales. The Company, as needed, will strategically increase its inventory levels held at its designated fulfilment centers. Combined with investment in new product expansion, new product molds, product testing and outside certifications, package design work, and further expansion of its capabilities in Thailand, the Company may require additional working capital to fund these strategic projects.

On July 31, 2020, the Company terminated its factoring agreement with Sterling National Bank. The Company has been in discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The term of the loan started January 4, 2021 and ends June 30, 2021 (“Initial Period’). The Company may extend the Initial Period for an additional six consecutive months, ending December 31, 2021, under the same terms and conditions as the Initial Period, by providing written notice of the election to extend to the lenders prior to the expiration of the Initial Period. The Company may borrow and reborrow under the agreement up to $750,000 and prepay wholly or partially the unpaid principal amount at any time and do so without pre-pay penalty or charge. The unpaid principal amount and all accrued interest is due and payable in full at the end of the Initial Period or expiration of the extended date, being December 31, 2021 (the “Maturity Date”), in a single lump sum balloon payment.

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

In addition, we intend to seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The ongoing impact of the COVID-19 pandemic on the Company’s business and financial performance may also affect the Company’s ability to obtain funding.

As of  December 31, 2020 and 2019, the Company had $0 debt outstanding.

The Company's liquidity and cash requirements are discussed more fully in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Item 1A.  Risk Factors.

Described below and throughout this Form 10-K report are certain risks that the Company’s management believes are applicable to the Company’s business and the industries in which it operates. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company’s business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers’ inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of extraordinary events, such as terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a "penny stock" without primary market maker support, any investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity. These risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Business and Operational Risks

The COVID-19 pandemic and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition and may hamper our ability to fund our operations without obtaining adequate, affordable funding, which funding may not be available as needed.

The outbreak of the COVID-19 pandemic has spread across the globe and continues to impact worldwide economic activity, including Southern Florida where the Company offices are located and in China and Thailand where the Company has its products made. The COVID-19 pandemic has prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for a period of time, due to the community spread of the disease or due to shutdowns that were requested or mandated by governmental authorities or businesses. While it is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19 and the measures taken by the governments and businesses in affected areas and in which we operate have disrupted and may continue to disrupt our product development, manufacturing supply chain, the retail marketplace and overall consumer buying confidence. For example, despite the phased reopening of the economy in many U.S. states, the resurgence of COVID-19 has paused many phased re-openings. Due to social distancing and other mandates implemented by federal, state and local governments, many individuals are working remotely and staying at home resulting in retail stores remaining closed and demand for consumer goods remaining uncertain. As the COVID-19 pandemic continues to remain a serious health threat,  the retail marketplace may have continued declines, which has reduced and may continue to reduce revenue and, as a result, could continue to adversely affect our operating results and financial condition. The overall negative impact of the COVID-19 pandemic on the economy has also impacted, and may continue to impact, the number of potential retail customers for our products. The COVID-19 outbreak and government and business mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. The further spread of the COVID-19 pandemic and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The adverse financial results from the COVID-19 pandemic on our business and financial performance coupled with our transition in new product focus on Connected Surfaces products places a significant financial strain on our Company. While we have secured a $750,000 thousand working capital facility with a term up to one year, and we anticipate available funding will sustain operations in the short term, however, to sustain future operations and revenue growth we will also need either adequate and affordable additional funding or adequate cash flow from sales of products in fiscal year 2021. As part of our periodic strategic planning, we are evaluating a range of possible significant corporate transactions to counter any ongoing or more severe adverse impact by the COVID-19 pandemic in the future. The Company has not committed to any specific significant corporate transaction but is evaluating various options in case the Company’s cash flow from sale of products does not revive or the Company does not obtain affordable, adequate funding for long-term working capital.  The success or failure of our new Connected Surfaces product line will have a significant impact on any pursuit of a significant corporate transactions as a change in strategic plan.  Even if we pursue a significant corporate transaction, there is no assurance that a significant corporate transaction will improve or stabilize business and financial condition or future prospects.

During the year ended December 31, 2020, the Company used cash in operations of approximately $1.9 million and generated net operating losses of $2.4 million. As of December 31, 2020, the Company has working capital of approximately $1.4 million and an accumulated deficit of $4.5 million. The Company’s cash balance dropped by approximately $1.9 million from $3.1 million as of December 31, 2019 to $1.2 million as of December 31, 2020. Although we have cash on hand, and availability under the $750,000 working capital line of credit, the Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and will need to seek additional capital through debt and/or equity financing. These factors combined raise substantial doubt about the Company’s ability to continue as a going concern.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. To the extent the COVID-19 pandemic continues to adversely affect the U.S. economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to market, credit, geopolitical and business operations and cyber, or risks described in our other filings with the SEC. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us.

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

Our operating results are substantially dependent on the acceptance of new products.

The Connected Surfaces product line is our effort to establish a viable product line to replace the matured LED product line and the success of the Connected Surfaces product line is critical to our continued operation as a consumer product company. Our future success depends on our ability to deliver innovative, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions.  As a small company, innovation is critical to our ability to compete with larger competitors. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

•	achievement of technology solutions required to make commercially viable products.
•	the accuracy of our predictions for market requirements.
•	our ability to predict, influence and / or reach evolving consumer and technical standards.
•	our timely completion of product designs and development.
•	our ability to effectively transfer increasingly complex products and technology from development to manufacturing; and
•	market acceptance of our new product by retailers and consumers.

If any of these or other similar factors becomes problematic, we may not be able to deliver and introduce new products in a timely or cost-effective manner and be unable to effectively compete in the product market segment.

Our operations depend on a small number of personnel and the loss of key personnel or the inability to replace or add key personnel could have a significant impact on our ability to grow or sustain operations.

We operate the executive operations with a relatively small number of personnel. Company has not developed personnel to readily replace key personnel. The loss of key personnel, being Stewart Wallach, Company’s Chief Executive Officer, and James McClinton, Company’s Chief Financial Officer, would severely harm the business. Our success also depends on our ability to identify, attract, hire, train and retain highly skilled technical, managerial, and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. The inability to attract and retain such highly skilled personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.  We do not have key man life insurance.

Our personnel are focused on executive management or marketing.  Our marketing is supplemented by contractor sales agencies and we have a relatively small research and development capability in CIHK. We rely on CIHK and OEM’s for certain technical development and design and we have no current plans to develop an in-house technical development staff.  The loss of an OEM would disrupt our business operations if we could not find a suitable replacement in short order.  Company evaluates potential OEM’s from time to time to identify possible alternative production and technical development resources. If our operations grow, we may have to increase the number of our personnel in the future to handle any growth or expansion of product lines or product categories. Our ability to find and retain qualified personnel when needed by our growth or existing operations will be an important factor in determining our success in coping with any growth or efficiently handling existing operational burdens.

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition and our prospects for growth.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in U.S. economic conditions continues, particularly considering the impacts of the COVID-19 pandemic, and trends in consumer discretionary spending remain unpredictable. While the impact on the global economy remains uncertain, the United States and other countries have experienced a significant increase in unemployment and financial markets remain uncertain. The uncertainty has been enhanced by the slow process of the U.S. Congress to pass additional rounds of financial assistance for unemployed workers and businesses to counter the impact of COVID-19 pandemic. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the U.S. market in which we sell most of our products, or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

We derive a substantial portion of our sales from large wholesale customers, many of which have experienced significant disruption due to the COVID-19 pandemic. If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted. We face increased risk of order reduction or cancellation or delay of promotional opportunities when dealing with customers struggling with economic uncertainty.  As a result of the COVID-19 pandemic, including preventative or protective actions by government authorities and businesses have taken to contain the spread of COVID-19, many of our wholesale customers in the United States have had to implement six foot social distancing policies, mandatory reduced foot traffic and compulsory wearing of face masks while in the store and have experienced reduced consumer traffic and purchasing, which has resulted in lower sales and cancellations or delays of orders of our products. The financial impact of continued store disruptions on many of our retail customers has been significant and the long-term impact remains uncertain as of the date of the filing of this Form 10-K report. In addition, during weak economic conditions, customers may be more cautious with orders or may slow investments necessary to maintain a high quality in-store experience for consumers, which may result in lower sales of our products. A slowing economy in our key markets or a continued decline in consumer purchases of discretionary goods generally could have an adverse effect on the future planned promotional activities of our customers.

We face significant challenges in achieving and sustaining revenue growth.

Our potential for growth in revenues and attaining profitability depends significantly on the adoption of our products within the markets we serve and our ability to affect this rate of adoption. The introduction of the Connected Surfaces product line is our effort to introduce an innovative product aimed at achieving sustainable growth and potential profitability.  In order to manage our growth and business strategy effectively relative to the uncertain pace of adoption, we must continue to:

•	expand the capability of information systems to support a more complex business.
•	to secure and expand sufficient third-party manufacturing resources, to meet customer demands for price, function and design.
•
manage an increasingly complex supply chain that can supply an increasing number of raw materials and components with the required specifications and quality, and deliver on time to our third-party manufacturing facilities, or our logistics operations.

•	expand research and development, sales and marketing, technical support, distribution capabilities and administrative functions.
•	manage organization complexity and communication.
•	expand the skills and capabilities of our current management team.
•	add experienced senior level managers and executives when and as needed.
•	attract and retain qualified employees; and
•	adequately maintain and adjust, if needed, the operational and financial controls that support our business.

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

Our launch of an e-commerce website and social media promotions of products are a new approach to marketing for our company and we lack sufficient operational history to judge the effectiveness of the effort.  E-commerce and social medica promotion may be critical to the success of the new Connected Surfaces products.  The success of the Connected Surfaces products is critical to stabilizing and improving the business and financial condition as well as prospects of the Company.  We do not have an extensive staff devoted to e-commerce and social media promotions and we have not retained outside firms to assist on a regular basis in this effort. We may have to devote more resources to e-commerce and social media promotion in terms of staff, outside assistance or both and those expenditures will tax our financial resources.  The Company is seeking funding to support the promotion of the Connected Surfaces products to supplement the $750,000 working capital credit line provided by two Company directors in January 2021. Attaining affordable funding of the marketing effort may be critical to success of the marketing and promotion of the Connected Surfaces products.

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

The markets for our products are highly competitive. The smart or interactive mirror market is an emerging market and attracting new competitors – many of those competitors have significantly greater business, personnel, technical and financial resources than us and have greater access to distribution channels on a domestic and international basis.  They also have or have the ability to establish brand recognition and reputation with consumers in domestic and international markets on a scale that we cannot match. Although the Company is seeking an apparently accessible niche market in smart mirrors, the sub $1,000 residential market, the Company may be unable to overcome larger competitors in this niche market or gain a profitable niche in this market. Since the Company relies on OEM’s for technical development, the Company may also be unable to compete with new technologies and functions in the smart mirror market or be able to affordably license new technologies or functions that are demanded by consumers.

In the consumer lighting market, which is a maturing market for us, we compete with companies that manufacture and sell traditional lighting products and we compete with companies that make smart mirrors for residential use, we compete with companies that have greater market share, name recognition and technical resources than we do. Competitors continue to offer new products with aggressive pricing. Aggressive pricing actions by our competitors in our businesses could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline.

With the increased demand for consumer smart products, including the connected surfaces that is the focus of our business, we will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand the electronic consumer market is likely to become more competitive with additional pricing pressures. With the emerging and evolving smart mirror market, we face growing competition and rapidly changing product technology and functionalities.

As competition increases in smart products, including connected surfaces, we need to continue to develop new products that meet or exceed the needs of our customers. Therefore, our ability to continually produce smart, efficient and lower cost lighting products that meet the evolving needs of our customers will be critical to our success. Adequate, affordable and available funding is key to our ability to compete in LED lighting and smart mirror markets. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

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

The manufacture of our products involves complex processes. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects that only become evident after shipment and used by consumers. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed resulting in product failures and creating customer satisfaction issues. For a small company, identifying and meeting consumer demand and product quality standards are critical to our business and financial performance.

If failures or defects occur, they could result in significant losses or product recalls due to:

•	costs associated with the removal, collection and destruction of the product.
•	payments made to replace product.
•	costs associated with repairing the product.
•	the write-down or destruction of existing inventory.
•	insurance recoveries that fail to cover the full costs associated with product recalls.
•	lost sales due to the unavailability of product for a period.
•	delays, cancellations or rescheduling of order for our products; or
•	increased product returns.

A significant product recall could also result in adverse publicity, damage to our reputation and a loss of customer or consumer confidence in our products and could substantially undermine or delay any success in the critical Connected Surfaces product launch. Further, while we believe that product liability for consumer electronic products is not significant or widespread, we could face product liability lawsuits or regulatory proceedings by the Consumer Product Safety Commission (CPSC) and could suffer losses from a significant product liability judgment or adverse CPSC finding against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard to the public. We provide warranty periods of 1 year on our products. Although we believe our warranty reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.

We rely on several key OEM’s/manufacturers to supply our products.

We depend on several key OEM’s and their suppliers. Although alternative manufacturers with similar manufacturing capabilities are available, qualification and certification of many of these alternative manufacturers could take up to six months or longer to finalize. While we have developed production capabilities through OEM in Thailand, we also remain dependent on Chinese OEM’s.

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

We may experience a significant disruption in the supply of components or raw materials from current sources or, in the event of a disruption, we may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all. In addition, our unaffiliated manufacturers may not be able to fill our orders in a timely manner. If we experience significant increased demand, or we lose or need to replace an existing manufacturer or supplier because of adverse economic conditions or other reasons, additional supplies of components or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to us to meet our requirements. In addition, even if we can expand existing or find new manufacturing or raw material sources, we may encounter delays in production and added costs because of the time it takes to train our suppliers and manufacturers on our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower net revenues and net income both in the short and long-term. These risks have materially increased and may persist with the significant disruptions caused by the COVID-19 pandemic.

We may in the future receive, shipments of product that fail to conform to our quality control standards. In that event, unless we can obtain replacement products in a timely manner, we risk the loss of net revenues resulting from the inability to sell those products and related increased administrative and shipping costs.
Delays in Testing or Shipping could adversely affect  results from our Connected Surfaces Smart Mirror by delaying shipment of product and marketing roll-out of the product.
Like many consumer products, the Connected Surfaces Smart Mirrors undergo independent laboratory testing to verify safety.  COVID-19 pandemic caused a backlog of product testing at U.S. national testing laboratories in 2020 and the backlog delayed  marketing roll out of consumer products, including the Connected Surfaces Smart Mirrors.  We anticipate production of the Connected Surfaces Smart Mirror in April 2021. Further, the Connected Surfaces Smart Mirrors are manufactured in Asia and shortages of shipping containers for ocean shipment may require us to use more expensive air freight to meet product availability requirements for sale of Connected Surfaces Smart Mirrors through Amazon, which is one of our distribution channels.  The use of air freight for shipment of product is more expensive than ocean vessel rates and the initial inventory shipments for Amazon fulfillment that is shipped by air freight would experience lower profit margins.
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

Any profitability may decline, or our growth may be negatively impacted because of increasing pressure on pricing.

The consumer electronics industry is subject to significant pricing pressure caused by many factors, including technological advancements, intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate, which could negatively impact our margins and cause our profitability to decline if we are unable to offset price reductions with comparable reductions in our operating costs. For example, in response to the COVID-19 pandemic’s impact on the retail industry, including retail store closures and decreased consumer traffic and purchasing, many of our competitors have engaged in, and may continue to engage in, additional promotional activities focused on e-commerce sales. As traditional brick-and-mortar stores begin to reopen post-pandemic, we may see further discounting across our industry as businesses manage excess inventory levels. In addition, our ability to achieve short-term growth targets may be negatively impacted if we are unwilling to engage in promotional activity on a scale similar to that of our competitors and we are unable to simultaneously offset declining promotional activity with increased sales at premium price points. This could have a material adverse effect on our results of operations and financial condition.

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

Regulatory and Legal Risks

Our business may be impaired by claims that we infringe the intellectual property rights of others.

Litigation between competitors over intellectual property rights can be a common business practice in an industry as a means to protect or gain market share. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

•	pay substantial damages.
•	indemnify our customers.
•	stop the manufacture, use and sale of products found to be infringing.
•	discontinue the use of processes found to be infringing.
•	expend significant resources to develop non-infringing products or processes; or
•	obtain a license to use third party technology.

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

Additionally, if an infringement claim against the company or its customers is successful, the company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the company’s operating expenses and materially harm the company’s operating results and financial condition. Further, royalty or license arrangements may not be available at all, which would then require the company to stop selling certain products or using certain technologies, which could negatively affect the company’s ability to compete effectively.

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

We have revenue, operations and contract manufacturing arrangement in overseas that expose us to certain risks.  Fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements.  We are also subject to other types of risks, including the following:

•	protection of intellectual property and trade secrets.
•
tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules.

•	rising labor costs or labor unrest.
•	difficulties in staffing and managing international operations.
•	the burden of complying with foreign and international laws.
•	adverse tax consequences.
•	the risk that because our brand names may not be locally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful; and
•	political conflict or trade wars affecting our efforts to conduct business abroad.

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

All of our manufacturers are located outside of the United States and in 2020 25% of net revenue was generated by sales in our international business. As a result, we are subject to risks associated with doing business abroad, including:

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

These risks could negatively affect the ability of our manufacturers to produce or deliver our products or procure materials and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, cash flows and financial condition. If one or more of these factors, make it undesirable or impractical for us to conduct business in a particular country our business could be adversely affected.

Financial Risk Factors

Our inadequate or expensive funding and financing alternatives.

Our current short-term debt level as of December 31, 2020 and 2019 was $0 for both years.  Our current funding availability consists of  cash on hand, outstanding accounts receivable, federal tax refunds and as of January 4, 2021, a $750,000 working capital line with a term up to 1 year from two Directors. If we have a shortfall in revenues without a corresponding reduction to expenses, operating cashflow may suffer. If we are not able to access debt or equity capital markets or sources at competitive rates or terms and conditions, our ability to implement our business plan and strategy will be negatively affected.  Limited access to sufficient bank financing, could force us to seek expensive financing or funding, or forms of financing that require issuance of our securities (such as equity credit lines or PIPE financing).  Such financing would dilute the position of existing shareholders and put negative pressure on the market price of our Common Stock.

Other adverse consequences could include:

•	a significant portion of our cash from operations could be dedicated to the payment of interest and principal on future debt, which could reduce the funds available for operations;
•	the level of our future debt could leave us vulnerable in a period of significant economic downturn; and
•	We may not be financially able to withstand significant and sustained competitive pressures.

We anticipate the need to raise additional capital required to manage and grow our business, especially in terms of promoting and producing Connected Surfaces products, and we may not be able to raise capital on terms acceptable to us or at all.

Managing and growing our business will require significant cash outlays, capital expenditures and commitments. We have utilized cash on hand and cash generated from operation and accessed our credit facility as needed as sources of liquidity. However, during the year  ended December 31, 2020 the cash generated from operations was negatively impacted due to the global impact of the COVID-19 pandemic.

As of December 31, 2020, we had approximately $1.2 million of cash, and approximately $861 thousand of refundable income tax.  We have also taken a number of actions short-term and long-term to preserve existing capital, including reducing capital expenditures, reducing discretionary expenditures, executive management salary reductions expense reductions related to the CIHK operations in Hong Kong and reductions in travel, hotel and show expenses. The credit facility with Sterling National Bank was not renewed and terminated on July 31, 2020. The Company has been in discussions with alternate funding sources that provides additional sourcing options for the e-commerce business channel that the Company is transitioning into. However, in the event that we are unable to negotiate a new credit facility or if cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. With our reported losses in recent years, we cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow or sustain our business.

We are seeking funding for inventory purchases and marketing of the Connected Surfaces Smart Mirror, which funding is critical to the launch of this new product line.

While we have approximately cash on hand of $ 1.2 million as of December 31, 2021, those funds will be utilized for basic operating expenses in the United States and overseas, continued product development of the Connected Surfaces portfolio, Social Media marketing and payment of marketing accruals to existing retail customers. We are seeking equity or debt funding for inventory purchases and marketing of our new Connected Surfaces in order to preserve cash on hand for operating expenses.  Due to  the decline in revenues from our traditional LED Lighting product line, we need to raise the funding for inventory and marketing of the Connected Surfaces Smart Mirror product line to fully fund the projected financial needs for the initial phase of the product launch, which initial phase is deemed critical to the prospects of the product launch.  The Connected Surfaces Smart Mirror product line is deemed critical to replacement of the existing LED lighting product line as the Company's operating revenue source.

Our past growth may not be indicative of our future growth, and our revenue growth rate may decline in the future.

Since we are transitioning our product focus to Connected Surfaces products and considering the impact of the COVID-19 pandemic on our LED product sales through brick and mortar retailers, past financial performance is not indicative of any future growth or future financial performance. We will have to establish our Connected Surfaces product line in the face of extensive competition.

Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All our sales in 2020 were transacted in U.S. dollars.  The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs.  However, as the Company volumes increase, the leveraged buying power has enabled the Company to minimize the impact on costs. The last economic crisis revealed that exchange rates can be highly volatile.  Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market.  There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

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

Risk Factors for our Common Stock

Penny Stock and Volatile Market Price.

After the announcement of the $750,000 working capital credit line by two Company directors and announcement of the new Connected Surfaces Smart Mirror product launch, the market price of our common stock rose significantly in first fiscal quarter of 2021.  The Company is not promoting its common stock and has not retained any third party to promote the common stock. The Company has no intention of conducting any stock promotional activities in the foreseeable future as of the date of the filing of this Form 10-K report. As a matter of policy, the Company never recommends any investment in its common stock to public investors.

Due to the factors described below, the Company common stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market.  The Company common stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Further, the Company does not have any research analyst issuing recommendations (with exception of an unsolicited March 2021 rating by Smart Score). The common stock is also a “penny stock” under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the common stock and makes any investment in the common stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and requires liquidity in the investment.

No Dividends.

We have not paid, and we do not intend to pay dividends on our Common Stock in the foreseeable future.  We currently intend to retain all future earnings, if any, to finance our current and proposed business activities. We may also incur indebtedness in the future that may further prohibit or effectively restrict the payment of cash dividends on our Common Stock.

Our common stock is “penny stock” under SEC rules and we are a former shell company for resale purposes under rule 144 – which makes our stock difficult to sell or trade.

Our common stock is currently traded on the OTCQB (Symbol: CAPC) and is subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to OTC-quoted companies whose common stock trades at less than $5.00 per share and such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker. Many brokers have decided not to accept for deposit or trade "penny stock" stocks because of the burdensome administrative requirements of the penny stock rules and perceived greater liability exposure from handling penny stocks, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our common stock is subject to the "penny stock rules," investors will find it more difficult to dispose of our common stock.  As a “penny stock” company, brokerage firms cannot recommend our Common Stock to investors or accept orders for our Common Stock without completing special paperwork.

In March 2021, our common stock was approved for DWAC/Fast electronic transfer, which will enhance trading of our common stock, but will not eliminate the issues imposed by the lack of market support for the common stock or the “penny stock” status of our common stock and, as such, will not lessen the volatility in trading and market price of our common stock.

We are also a former shell company under current SEC rules and interpretations thereof.  As such, our stock transfer agent requires a legal opinion as well as other paperwork to lift restrictive legends from stock certificates for non-affiliated as well as affiliated shareholders.  Further, our stock transfer agent will not permanently remove restrictive legends on stock certificates held by affiliated shareholders. This status may make our common stock even more unappealing to investors and potential purchasers and more difficult to sell or trade. “Affiliated shareholders” are generally Company officers, directors and holders of more than 10% of the issued shares of the common stock.

Our controlling stockholders may take actions that conflict with your interests.

Certain of our officers and directors beneficially own approximately 40% of our outstanding common stock as of the date hereof.   Assuming support from public shareholders with a sufficient voting power, then our officers and directors will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies.  The directors elected by these stockholders will be able to influence decisions affecting our capital structure significantly.  This control may have the effect of delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.  For example, our controlling stockholders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

General Risk Factors

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

The Company’s operations could be disrupted by natural or human causes beyond its control.

The Company’s operations are subject to disruption from natural or human causes beyond its control, including physical risks from hurricanes, severe storms, floods and other forms of severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases such as the COVID-19, any of which could result in suspension of operations or harm to people or the environment. While all of the Company’s corporate operations are located in the United States, the Company participates in a Chinese and Thailand product supply chain, and if a disease spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of labor or products or impede the travel of Company personnel, the Company’s ability to conduct normal business operations could be impacted which could adversely affect the Company’s results of operations and liquidity. Most of the Company products are sourced and made in China and Thailand and an increased or prolonged disruption of either economy by COVID-19 could substantially and adversely impact the Company’s production of products. Currently, the Company’s Chinese and Thailand suppliers have reopened and building to full production capabilities.

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

If we fail to adequately protect intellectual property rights, competitors may manufacture and market similar products, which could adversely affect our market share and results of operations.

We rely on trademark, trade secret, patent and copyright laws to protect our intellectual property rights.  Our trademarks are of material importance to our business and are among our most important assets. In 2020, substantially all of our total revenues were from products bearing proprietary trademarks and brand names.  Accordingly, our future success may depend, in part, upon the goodwill associated with our trademarks and brand names.  We own a number of patents; patent applications and other technology which we believe are significant to our business.

Our products are made in China and Thailand. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted.  There is a risk that we will not be able to obtain and perfect, or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions.  We cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions to defend our intellectual property rights.

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

There may be emerging, or new technologies patented by others.  These new technologies may be critical to competing in a product niche, especially one like the emerging smart mirrors in smart home industry.  We may be unable to license or affordably license new technologies owned by others and critical to competing in the product niche.

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

Company’s revenue and results of operations could vary significantly from period to period and may fail to match expectations because of a variety of factors, some of which are outside of our control. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.  Since the Connected Surfaces products are a new product line, we lack the operational experience to determine if Connected Surface products have seasonal sales cycles.

Item 1B.  Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2020.

Item 2.  Properties.

The Company has operating lease agreements for offices in Deerfield Beach, Florida and in Hong Kong SAR, expiring at varying dates. Neither the Company nor its operating subsidiaries own any real properties or facilities.  CAPC and Capstone share principal executive offices and operating facilities.  The Company’s principal executive offices is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

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

CIHK entered into a six (6) month rental agreement effective from December 1, 2016 for a showroom and storage space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The lease with a base monthly rent of $1,290 expired August 16, 2019 and was further renewed for (6) months expiring on February 16, 2020. Effective February 17, 2020, the Company entered into a new six month lease expiring on September 30, 2020, with a base rate of $1,285 per month.  To further reduce costs, effective September 30, 2020 the Company reduced its space requirements and entered a three-month lease expiring on December 31, 2020, with a base rate of $516 per month. The Company decided not to renew and allowed this lease to expire.

The rent expense for the year ended December 31, 2020 and 2019 amounted to $165,706 and $100,616 , respectively. The rent increase in the year ended December 31, 2020 as compared to the previous year, resulted  mainly from the expiry of a $8,383 monthly rent incentive that ended January 31, 2020. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

We believe that the facilities are well maintained, in compliance with environmental laws and regulations, and adequately covered by insurance. We also believe these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

The Company has two short storage rentals with durations of less than twelve months.

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

Item 4.  Mine Safety Disclosures (Not Applicable).

PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters.

The Company's Common Stock is quoted on The OTC Markets Group, Inc.'s QB Venture Market Tier under the trading symbol "CAPC”.

As of March 1, 2021 there were approximately 1,820 holders of record (excluding OBO/Street Name accounts) of our Common Stock and estimated 46,296,364 outstanding shares of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered securities sold during the year ended December 31, 2020. On August 6, 2020, Company granted: stock options to Mr. Guzy and Mr. Postal, who are directors of the Company, each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2020-2021: and a stock option to Aimee Brown, Secretary of the Company, for 10,000 stock option grants. The stock options were issued under an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under that act.

On January 4, 2021, the Company entered a Loan Agreement with Directors Stewart Wallach and Jeff Postal as joint lenders (the “Lenders”) whereby Lenders will make a maximum of Seven Hundred and Fifty Thousand Dollars and No Cents ($750,000) (principal) available as a credit line to the Company for working capital purposes.

The term of the loan starts January 4, 2021 and ends June 30, 2021 (“Initial Period’). The Company may extend the Initial Period for an additional six consecutive months, ending December 31, 2021, under the same terms and conditions of the Initial Period.

In consideration for the Lenders providing the loan under this Agreement for the Initial Period and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company issued to the Lenders the following securities 7,500 shares of the Company’s Series B-1 Convertible Preferred Stock (“Preferred Shares”) issued to each Lender. The Preferred Shares shall have the appropriate restrictive legends. Each Preferred Share converts into 66.66 shares of Common Stock at option of Lender.

If the Company elects to extend the Initial Period for a further 6 consecutive months, the Company must issue to the Lenders, 500,000 shares of the Company’s common stock, $0.0001 par value per share, issued to each Lender. The Company will cause a stock certificate to be issued to each Lender with the appropriate restrictive legends.

Adoption of Stock Repurchase Plan

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

On June 10, 2020, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2021. Since the Board of Director approval there have been no further repurchase of the Company’s Common Stock during 2020 and further Stock repurchases have been placed on hold in order to conserve cash during the COVID-19 pandemic.

As of December 31, 2020, a total of 750,000 of the Company’s Common Stock has been repurchased to date, at a total cost of $107,740.

For the year ended December 31, 2020 and 2019 respectively, 283,383 and 466,617 Common shares were repurchased at a cost of $36,333 in 2020 and $71,407 in 2019.

The following summarizes any purchases of the Common Stock under the stock purchase program in fiscal years 2020 and 2019 :

Fiscal Period	Number of Shares Repurchased	Aggregate Purchase Price
FY 2020	283,383	$36,333
FY 2019	466,617	71,407
Total	750,000	$107,740

Item 6.  Selected Financial Data. (Not Applicable)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other parts of this Report contain forward-looking statements~~,~~ that involve risks and uncertainties.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  Forward-looking statements can also be identified by words such as "future," "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "will," "would," "could," "can," "may," and similar terms.  Forward-looking statements are not guarantees of future performance and Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading "Risk Factors," which are incorporated herein by reference.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.  All information presented herein is based on CAPC's fiscal year 2020 results.  Unless otherwise stated, references to particular years or quarters refer to the CAPC's fiscal years ended in December and the associated quarters of those fiscal years. Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Summary

In December 2019, COVID-19 emerged and spread worldwide. The World Health Organization declared COVID-19 a pandemic in March 2020, resulting in federal, state and local governments and private entities mandating various restrictions, including the closure of non-essential businesses, travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, in March 2020, we temporarily closed our corporate offices in the U.S until May 2020, when the Corporate office was reopened daily but with staff working on a rotating schedule.

COVID-19 has caused substantial disruption to travel, business activities, and global supply chains, significant volatility in global financial markets, and has resulted in a dramatic increase in unemployment, particularly in the U.S. The extent to which COVID-19 will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the crisis, the speed and effectiveness of the national vaccine inoculation programs, potential mutations of COVID-19, and the impact of actions taken and that will be taken to contain COVID-19 or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence.

This pandemic has had and may continue to have a material impact on our business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity by suspending share repurchases, temporarily deferring salaries of our executives by 50%, significantly scaling back on non-essential operating expenses, and downsizing our Hong Kong operation, as we transferred manufacturing to Thailand. Our goal was to preserve cash but to continue to invest where needed to support the relaunch of the Connected Surfaces program.

The impact of COVID-19 has resulted in an unprecedented decline in our revenue and earnings for the year ended December 31, 2020, including goodwill impairment charges in the period.

Total net revenue for the year ended December 31, 2020 decreased 77.7% to approximately $2.8 million as compared to $12.4 million in the same period of last year. The net loss was approximately $2.4 million for the year 2020 compared to a net loss of $892 thousand in 2019. The Company had an estimated net tax benefit in 2020 of $612 thousand due to the tax benefit from the CARES Act which was enacted into law on March 27, 2020. The CARES Act eliminated the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the NOL to 2017 tax years and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate.

The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief overview of our business and products, key factors that impacted our performance and a summary of operating results.

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a leading designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology.  Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc. (“CAPI”), a Florida corporation located at the principal executive offices of the Company.  To oversee and manage business activities in the Pacific Rim, the Company established Capstone International Hong Kong, Ltd., or "CIHK", allowing it to expand the Company's product development, engineering, and factory resource capabilities.  The Company has a history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Connected Surfaces.

The Company's focus through 2017 has been in the integration of LEDs into most commonly used consumer lighting products in today's home.  Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products.  The LED category has matured and is no longer the innovative “must have” consumer product as in previous years.

Capstone’s success has been in its ability to identify emerging product categories where Capstone’s management experience can be fully leveraged.  Over the past decade, the Company’s consistent low-cost manufacturing and operations have provided an advantage in delivering quality products at very competitive prices.

In late 2017, as management recognized that the LED category was maturing, it sought a business opportunity that would transition the Company’s revenue streams to an emerging category.  While we currently continue to supply LED products on a limited basis, our strategic plan to develop and launch new innovative product lines, like Smart Mirrors, is believed to be essential for sustaining or growing revenues.

Our expectation is that the new Connected Surfaces portfolio advancing in 2021 appeals to a much larger audience than our traditional LED lighting product line.  The new portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The products have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected retails to start at $699.00 per unit, with the goal to deliver consumer value to mainstream America.  Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The company's financial initiatives are driven by its entry to new distribution channels and calls for an increased emphasis on an e-commerce business model.  As a result of the pandemic, retail foot traffic has been diminished substantially and e-commerce platforms have advanced with consumers across all product lines.  The Connected Surfaces category should find its way to retail shelves after it has been established through its direct-to-consumer effort.  The Company’s marketing strategy will shift its historic reliance on Big Box while delivering more profitable business.  The gross margins generated by the e-commerce model will be substantially greater than in the past and should provide strong cash flows.  The Company will require additional funding to build its marketing effort, inventory levels and service levels once the initial marketing phase validates the Company’s strategic initiatives.  The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities.  For the short term, Corporate Insiders and Directors have pledged to continue supporting the Company’s needs.

By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China.

On March 10, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus to be a pandemic.  COVID-19  caused substantial disruption to travel, business activities, and global supply chains, significant volatility in global financial markets, and resulted in a dramatic increase in unemployment, particularly in the U.S.

As the products we have shipped on our direct import business model typically requires 3 to 4 months lead time, our revenue in 2020 was significantly impacted by the uncertainty of reduced consumer foot traffic in the stores during the pandemic.  This uncertainty caused retail buyers to delay or postpone promotional events.  During recent months as consumer confidence has increased and the public has become more accustomed and feel safer about visiting stores, in store foot traffic has increased, particularly in the Warehouse Clubs that we sell in.  The promotional activities both domestically and internationally in the Club channel have gradually increased as compared to previous quarters. We believe retail buying confidence will continue to improve and expect that promotional opportunities will begin to normalize for the 3rd and 4th quarters 2021.

Since early 2020, the Company has been building its infrastructure to transition into the online retail business which nationally has experienced substantial increases during the pandemic.  The Company saw a change in consumer buying trend long before the pandemic impact and has been investing in developing a social media presence over the last year and is now ready to officially launch  shipping product by its online Smart Mirror business in April 2021.

We believe the COVID-19 virus will continue to impact retail markets through the first half of 2021 but as we focus our channel strategy toward e-commerce, disruption to our business in 2021 should be moderate.  Consumer confidence will rise commensurately with increased job opportunities and income recovery.  The extent to which COVID-19 will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the crisis, the speed and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19, and the impact of future actions that will be taken to contain COVID-19 or treat its impact.  These future developments are highly uncertain and cannot be predicted with confidence.

We continue to make investments to ensure that we provide quality, useful products. Additionally, the Company continues to enhance its customer service support. In 2020 and 2019, the Company substantially expanded its investment and commitment to social media marketing. With the growing importance of on-line commerce and social media to consumers, this marketing will play a vital role in expanding our lifestyle brands and will also serve to establish credibility with the Company’s growing consumer base. The effort will focus on creating a more extensive and aggressive social media presence through use of third-party social media like Facebook, Twitter, YouTube and Instagram.  Continued analytics will govern and refine our investments in these social media campaigns.

The Company oversees and controls the manufacturing of its products, which are currently made in China and Thailand by OEM contract manufacturers, through three wholly owned operating subsidiaries: CAPI, CIHK and CLTL. To support the current e-commerce model that will drive our business in 2021, we will be putting inventories into warehouse facilities stateside for direct-to-consumer fulfillment.  When introducing the Connected Surfaces program to Big Box retailers in the back half of 2021, the Company will resume its direct import model. At that time, the Company's products will be built to order for specific promotional periods and does not require replenishment domestically.

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

To date all of the company's retail sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company's business did not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

With the launch of the Connected Surfaces online business and to ensure adequate inventory supply for the new product category in order to support immediate e-commerce shipments, the Company will be forecasting its inventory needs as the volume of sales are established.

Principal Factors Affecting Our Financial Performance

There are a number of industry factors that affect our financial performance which include, among others:

•
Overall Demand for Products and Applications. Our potential for growth depends on the successful introduction and consumer acceptance of the Connected Surfaces portfolio. The Company's products are characterized as non-essential and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand. Uncertainty over global economic conditions that may affect the U.S. economy is not conducive to consumer purchases of our category of consumer products. These uncertainties make demand difficult to forecast for us and our customers.

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

•
Profit Margins. The Company’s product planning strategies are driven by the need to deliver sustainable profit margins. This, in conjunction with close management of related marketing costs, are required to sustain or grow the Company’s market presence.

•
Technological Innovation and Advancement. Innovation and advancements in consumer electronic categories continue to create expanded channel opportunities. The smart home category was approximately $84.6 billion in 2020 and is expected to grow to $139.8 billion by 2023, a CAGR of 18.2% since 2018. Household penetration of smart homes is expected to grow to 19.5% by 2022. Smart phone users in the United States exceeds 269 million and is projected to be 290 million by 2024. Through the Company’s continual research and development activities, differentiation of its smart home products and their related value to the consumer, a consistent market share expansion is anticipated.

•	Affordable Funding. The Company needs to secure affordable funding resources to support ongoing product development and new market penetration.

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

Results of operations.

Net Revenues

Revenue is derived from sales of our residential lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. Most of our sales are to the U.S. market which in 2020 represented 75% of revenues and we expect that region to continue to be the major source of revenue for the Company. We also derived 25% of our revenue from overseas sales. Net revenue also includes the cost of instant rebate coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also include reserves for potential warranty claims and freight allowances. We source our manufactured products based on customer orders.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product cost fluctuations in the cost of our purchased components. See “Risk Factors” above in Item 1A.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of social media advertising, sales representatives’ commissions, advertising, show expense and costs related to employee's compensation. In addition, operating expense includes charges relating to product development, office and warehousing, accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
(In Thousands)
	December 31, 2020		December 31, 2019
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, Net	$2,770	100.0%	$12,404	100.0%
Cost of sales	2,266	81.8%	9,972	80.4%
Gross Profit	504	18.2%	2,432	19.6%
Operating Expenses:
Sales and marketing	300	10.8%	379	3.1%
Compensation	1,516	54.7%	1,554	12.5%
Professional fees	423	15.3%	435	3.5%
Product development	250	9.0%	349	2.8%
Other general and administrative	477	17.2%	648	5.2%
Goodwill impairment charge	624	22.5%	-	-%
Total Operating Expenses	3,590	129.6%	3,365	27.1%
Operating Loss	(3,086)	(111.4)%	(933)	(7.5)%
Other Income (Expenses)
Miscellaneous Income (Expense), net	90	3.2%	29	0.2%
Interest expense	-	-%	(3)	-%
Total Other Income (Expense)	90	3.2%	26	0.2%
Loss Before Tax Benefit	(2,996)	(108.2)%	(907)	(7.3)%
Benefit for Income Tax	(612)	(22.1)%	(15)	(.1)%
Net Loss	$(2,384)	(86.1)%	$(892)	(7.2)%

Net Revenues

Our business operations and financial performance for the year ended December 31, 2020 was adversely impacted by the economic effects of the COVID-19 pandemic to the U.S. and global economy. For the year ended December 31, 2020, net revenues were approximately $2.8 million, a decrease of approximately $9.6 million or 77.7% from $12.4 million in fiscal 2019. The decrease in 2020 net revenue was driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick and mortar stores. This uncertainty resulted in the postponement of many promotional opportunities during the year.

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer product awareness, by providing marketing fund allowances to the customer. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $341.2 thousand and $1.18 million for the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, international sales were approximately $704 thousand or 25% of revenue and $1.2 million or 10 % of revenue, respectively.

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$2,066,519	75%	$11,218,714	90%
Lighting Products-International	703,839	25%	1,185,731	10%
Total Revenue	$2,770,358	100%	$12,404,445	100%

Gross Profit and Cost of Sales

Gross profit for the year ended December 31, 2020, was approximately $504 thousand, or 18.2 % of net revenues, as compared to $2.4 million or 19.6% of net revenues, for fiscal 2019. For the years ended December 31, 2020 and 2019, cost of sales were approximately $2.3 million and $10.0 million, respectively, a decrease of $7.7 million or 77% from the previous year. This reduction was the direct result of the reduced revenue in the year. Costs represented 81.8% and 80.4% of net revenues for 2020 and 2019, respectively. Overall product costs overseas remained stable during the year.

Operating Expenses

Sales and Marketing Expenses

In fiscal 2020 and 2019, sales and marketing expenses were approximately $300 thousand and $379 thousand respectively, a decrease of $79 thousand or 20.8%. As a percent to revenue 2020 expenses were 10.9% as compared to 3.1% in 2019. Social Media expense in 2020 was $30.3 thousand, an increase of $13.8 thousand or 83.6% from $16.5 thousand in 2019, as we further developed our Social Media marketing presence in preparation for the launch of the Smart Mirror program. Advertising and promotional expenses were $34.7 thousand in 2020 as compared to $85.6 thousand in 2019, a reduction of $50.9 thousand or 59.5% due to the reduced retail promotional activities during 2020.

Compensation Expenses

For the years ended December 31, 2020 and 2019 compensation expenses were approximately $1.5 million and $1.6 million, respectively, a reduction of $39 thousand or 2.5%. As a percent of net revenues 2020 expenses were 54.7% as compared to 12.5% in 2019. With the reduced revenue and the transition of production into Thailand, the Company eliminated 4 positions in the Hong Kong office during 2020.

Professional Fees

For fiscal 2020, professional fees were approximately $423 thousand compared to $435 thousand in 2019, a decrease of $12.2 thousand or 2.8%. As a percent of net revenue 2020 expenses were 15.3% as compared to 3.5% in 2019. In 2020, consulting fees were approximately $165 thousand the same amount as incurred in 2019. Accounting, legal and other expenses were $257 thousand, a decrease of $12 thousand from $270 thousand in the prior year.

Product Development Expenses

For the years ended December 31, 2020 and 2019, product development expenses were approximately $250 and $349 thousand, respectively, a decrease of $98.9 thousand or 28.4%. In 2020, the Company invested $182 thousand in the Smart Mirror development compared to $207 thousand in 2019, a reduction of $25 thousand or 7.4%.  With the reduced revenue, quality control expenses in 2020 were $44 thousand compared to $98 thousand in 2019, a reduction of $54 thousand or 55.1%. Other expenses such as prototype charges and courier charges were also reduced by $20 thousand from $44 thousand in 2019 to $24 thousand in 2020.  As a percent of revenue, 2020 expenses were 9.0% as compared to 2.8% in 2019. We have continued to invest in new product design, software development, product prototyping and testing and related to the Smart Mirror project.

Other General and Administrative Expenses

For fiscal 2020 and 2019, other general and administration expenses were approximately $477 thousand and $648 thousand, respectively, a decrease of $171 thousand or 26.3%. As a percent to revenue 2020 expenses were 17.2% as compared to 5.2% in 2019. In 2020 the Company’s rent expense was $166 thousand compared to $99 thousand in 2019, an increase of $67 thousand or 67.6%. The Directors insurance also increased in 2020 from $57 thousand in 2019 up to $71 thousand a $14 thousand or 24.6% increase. Despite these increases, as part of an expense mitigation plan in response to the impact of COVID19, the Company reduced discretionary expenses which included auto, office and computer supplies, courier services, travel and hotel expenses, telephone and bank charges, which resulted in a net expense reduction of $171 thousand or 26.3% as compared to the same period in 2019.  These discretionary expenses are included in the other general and administrative expenses.

Goodwill Impairment Charge

As a result of the economic uncertainties caused by the COVID-19 pandemic during the year ended December 31, 2020, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analyses for each reporting quarter. The total impairment charge for the years ended December 31, 2020 and 2019 was approximately $624 thousand and $0, respectively. This charge equated to 22.5% of net revenue in 2020.

Total Operating Expenses

For the years ended December 31, 2020 and 2019, total operating expenses were $3.6 million and $3.4 million, respectively.  This represents a $223 thousand or 6.6% increase over fiscal 2019. The $624 thousand impairment charge was the main reason for the expense increase. If we eliminate the effect of the impairment charge, total operating expenses in fiscal year 2020 would have been $3.0 million, a reduction of approximately $400 thousand or 11.8% from 2019 expense level.

Operating Loss

For the year ended December 31, 2020 the operating loss was approximately $3.1 million as compared to $933 thousand loss in 2019, a loss increase of $2.2 million over 2019.

Other Income (Expense)

For fiscal 2020 other income was approximately $90 thousand compared to a $26 thousand in 2019. The other income resulted from the forgiveness of the $90 thousand loan received as part of the Small Business Administration’s Paycheck Protection Program. The Company through a combination of efficient cash flow management, favorable payment terms with our overseas suppliers and a strong cash position was able to eliminate the need for increased borrowing or purchase order funding which resulted in $0 interest expense in 2020 and $3.2 thousand expense in 2019.

Benefit for Income Tax

For the years ended December 31, 2020 and 2019 the net benefit for income tax was estimated at $612 thousand compared to $15 thousand in the same period 2019. The benefit is a result of the CARES Act which eliminated the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate.

For the year ended December 31, 2020, the Company has recorded approximately $612 thousand of net benefit for income tax after deferred tax liabilities and has an income tax refundable of $861 thousand.

The effective tax rate for the years ended December 31, 2020 and 2019, respectively, was 20.43%, and 1.60% and the statutory tax rate was 24.46% in 2020 and 24.40% in 2019.

Net Loss

For fiscal 2020 and 2019 net loss was approximately $2.4 million and $892 thousand, a net loss increase of approximately $1.5 million  over the previous year.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

In 2020, the impact of COVID-19 resulted in an unprecedented decline in our revenue and earnings for the year ended December 31, 2020, which also resulted in a goodwill impairment charges in the period, however even under these difficult circumstances we have been able to move the Company closer to our long-term objectives.

Our expectation is that the new portfolio advancing in 2021 appeals to a much larger audience than our traditional LED lighting product line. Management believes that the execution of the Company’s strategy and development of the Connected Surfaces category will provide attractive opportunities for profitable growth over the long-term

The company's financial initiatives are driven by its entry to new distribution channels and calls for an increased emphasis on an e-commerce business model. Online platforms have advanced with consumers across all product lines.  The Connected Surfaces category should find its way to retail shelves after it has been established through its direct-to-consumer effort.  The Company’s marketing strategy will shift its historic reliance on Big Box while delivering more profitable business.  The gross margins generated by the e-commerce model will be substantially greater than in the past and should provide strong cash flows.  The Company will require additional funding to build its marketing effort, inventory levels and service levels once the initial marketing phase validates the Company’s strategic initiatives.  The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities.

By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China.

As the products we have shipped on our direct import business model typically requires 3 to 4 months lead time, our revenue in 2020 was significantly impacted by the uncertainty of reduced consumer foot traffic in the stores during the pandemic.  This uncertainty caused retail buyers to delay or postpone promotional events.  During recent months as consumer confidence has increased and the public has become more accustomed and feel safer about visiting stores, in store foot traffic has increased, particularly in the Warehouse Clubs that we sell in.  The promotional activities both domestically and internationally in the Club channel have gradually increased as compared to previous quarters. We believe retail buying confidence will continue to improve and expect that promotional opportunities will begin to normalize for the 3rd and 4th quarters 2021.

With the impact of COVID-19 Management was even more focused on the following priorities:

•	to protect the safety and wellbeing of the Capstone team.
•	to expedite the transition of the Company’s marketing presence from brick and mortar retail to online retail.
•	to expand the Company’s social media platforms and online visibility.
•	to revamp the Company’s website to support online business.
•	to build the logistics and fulfilment structure to support online orders.
•	to transfer Smart Mirror production capability to Thailand from China.
•	to design, enhance and build the Smart Mirror product portfolio.

During 2020 we have been able to complete the above priorities and are now preparing for the launch of the Smart Mirror program in 2021.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2020.

	Payments Due by Period
	Total	2021	2022	2023	After 2024
(In thousands)
Purchase Obligations	$825,690	$825,690	$-	$-	$-
Short-Term Debt	-	-	-	-	-
Long-Term Debt	-	-	-	-	-
Operating and Short Term Leases	170,997	63,307	70,157	37,533	-
Total Contractual Obligations	$996,687	$888,997	$70,157	$37,533	$-

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company's liability for goods and services in the normal course of business.
Short Term Debt — None.
Long Term Debt — None.
Operating Leases — Operating lease obligations are related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. economy to deteriorate. We cannot foresee when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact on our business and our financial results. If the variants of COVID-19 are not effectively and timely controlled, our business operations, financial condition, and liquidity may be materially and adversely affected because of prolonged disruptions in consumer spending.

Operational cashflow is significantly influenced by the timing and launch of new products as well as favorable payment terms negotiated with overseas suppliers. With our Hong Kong and Thailand operational presence, we have built an operational structure that, through relationships with factory-suppliers both in Thailand and China combined with our expertise, that under normal operating circumstances, can develop and release quality, innovative products to the marketplace substantially quicker than in previous years.

Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with flexibility in meeting our operating, financing and investing needs in the past.

During the year ended December 31, 2020, the Company used cash in operations of approximately $1.9 million and generated net operating losses of $2.4 million. As of December 31, 2020, the Company has working capital of approximately $1.4 million and an accumulated deficit of $4.5 million. The Company’s cash balance dropped by approximately $1.9 million from $3.1 million as of December 31, 2019 to $1.2 million as of December 31, 2020. With the reduced revenues in 2020 and to conserve cash, the Company initiated an expense mitigation plan that reduced discretionary spending including travel, lodging and trade show expenses, deferred executive management compensation, and significantly reduced the cost of the Hong Kong operation.

The Company has a recent history of losses and negative cash from operations. The uncertainty and the continuing negative impact that this COVID-19 disruption could negatively impact the demand for our products or delay future planned promotional opportunities. However, with a successful launch of the Smart Mirror portfolio using the online retail platform, the Company will also require an inventory credit facility to support increased U.S. domestic inventory to facilitate revenue growth in the online business.

On July 31, 2020, the Company terminated its factoring agreement with Sterling National Bank. The Company has had discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We have not finalized any institutional funding as of the date of this Form 10-K report, and we cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The term of the loan started January 4, 2021 and ends June 30, 2021 (“Initial Period’). The Company may extend the Initial Period for an additional six consecutive months, ending December 31, 2021, under the same terms and conditions of the Initial Period. The Company may borrow under the agreement up to $750,000 and prepay wholly or partially the unpaid principal amount at any time.

The Company has an income tax refundable as of December 31, 2020 of approximately $861 thousand of which approximately $576 thousand was refunded on February 3, 2021.

The Company for both years ending as of December 31, 2020, and 2019 has remained debt free.

In addition, we may seek alternative sources of liquidity, including but not limited to accessing the capital markets, or the Company may be able to raise the required additional capital through debt and or equity financing. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. The Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Management believes that with the  cash on hand, and our availability under the $750,000 working capital line of credit, the operational funding will be adequate to meet the Company’s cash needs for daily operations  for the short-term period,  however the Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

However, additional capital or increased cash from operations will be required to fund increased revenue levels.

Summary of Cash Flows
	Years ended December 31,
	2020	2019
(In thousands)
Net cash provided by (used in):
Operating Activities	$(1,858)	$(586)
Investing Activities	(13)	(34)
Financing Activities	(36)	(71)
Net (decrease) in cash and cash equivalents	$(1,907)	$(691)

As of December 31, 2020 the Company’s working capital was approximately $1.4 million of which $1.2 million was cash. Current liabilities were $889 thousand and include:

•	Accounts payable of approximately $246 thousand for amounts due vendors and service providers.
•	Accrued expenses of approximately $523 thousand for marketing allowances, wages, and customer deposits.
•	Warranty provision for estimated defective returns in the amount of approximately $56 thousand.

Cash Flows provided by (used in) Operating Activities

Cash used in operating activities was approximately $1.86 million in 2020 compared with approximately $586 thousand in 2019. The cash used in operating activities in 2020 included the negative cash impact of the net loss, which was approximately $2.38 million, an income tax refundable increase of $641 thousand, which was partially offset by the goodwill impairment charge of approximately $624 thousand, $260 thousand increase in deferred tax liabilities $174 thousand increase in accounts receivable and prepaid expenses and a $106 thousand from several other accounts.

Cash Flows used in Investing Activities

Cash used in investing activities in 2020 was approximately $13 thousand compared to $34 thousand in 2019. The Company continued to invest in new product molds and tooling. With the further product expansion into Smart Home lighting and Smart Mirror categories, the Company's future capital requirements will increase to fund future mold and tooling as the Company expands the Connected Surfaces portfolio.

Cash Flows used in Financing Activities

Cash used in financing activities for the years ended December 31, 2020 and 2019, was approximately $36 thousand and $71, respectively. The Company repurchased 283,383 of common shares during the year at a cost of $36 thousand.

As of December 31, 2020, the Company had zero debt outstanding.

The Company has negotiated beneficial payment terms with our main overseas manufacturers including the new supplier in Thailand, which has resulted in reduced funding requirements to produce newly launched products.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and Thailand.  During 2020 the average exchange rate between the U.S. Dollar and Chinese Yuan have been relatively stable approximately RMB 6.90 to U.S. $1.00.

The average exchange rate between the U.S. Dollar and Thai Baht has been relatively stable at approximately Baht 31.25 to U.S. $1.00.

Operating expenses of the Hong Kong office are paid in either Hong Kong dollars or U.S. dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been very stable at approximately HK $7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Hong Kong, Chinese and Thailand currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

DIVIDENDS

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last seven years and we presently have no intention of paying any cash dividends on shares of our Common Stock.

RELATED-PARTY TRANSACTIONS

See Note 4 of the Consolidated Financial Statements at Item 15 of this Report.

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

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer lighting products through national and regional retailers. The Company's products are targeted for applications such as home indoor and outdoor lighting and will have different functionalities. Capstone currently operates in the consumer lighting products category in the Unites States and in specific overseas markets. These products may be offered either under the Capstone brand or a private brand.

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

The Company may also enter into a private label agreement, whereby the Company produces and ships product to a customer that has been packaged and will be marketed under the customers own private label.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

We provide our customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from retail customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

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

Sales reductions for anticipated discounts, promotional and marketing allowances, defective warranty claims, and other deductions are recognized during the period the related revenue is recorded. The Company may be subject to chargebacks from customers for negotiated promotional allowances, that are deducted from open invoices and reduce collectability of open invoices.  For the years ended December 31, 2020 and 2019, the Company had processed approximately $341.2 thousand and $1.18 million, respectively for such allowances.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. Previously in the factoring agreement with Sterling National Bank, accounts receivable served as collateral when the Company borrowed against the credit facility. As of December 31, 2020, with the termination of the factoring agreement, the accounts receivables are fully unencumbered.

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

As of both Decembers 31, 2020 and 2019, management determined that the accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:

	December 31,	December 31,
	2020	2019
Trade Accounts Receivables at period end	$197,166	$276,551
Reserve for estimated marketing allowances, cash discounts and other incentives	(77,102)	(263,092)
Total Accounts Receivable, net	$120,064	$13,459

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

As a result of the economic uncertainties caused by the COVID-19 pandemic during the year ended December 31, 2020, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analyses for each reporting quarter. The total impairment charge for the year ended December 31, 2020 was approximately $623.5 thousand.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying consolidated balance sheets:

	December 31,	December 31,
	2020	2019
Balance at the beginning of the period	$1,936,020	$1,936,020
Impairment charges - net	(623,538)	-
Balance at December 31, 2020	$1,312,482	$1,936,020

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods. The Company’s stock is deemed a “penny stock” under Commission rules.

Accrued Liabilities

Accrued liabilities contained in the accompanying consolidated balance sheets include accruals for estimated amounts of credits to be issued in future years based on potential product warranties, compensation, benefits, marketing allowances and other liabilities.

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

As of December 31, 2020, the Company had federal and state net operating loss carry forwards of approximately $1,044,000 and $3,500,000, respectively. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year. The net deferred tax liability as of December 31, 2020 and 2019 was $260,000 and $0, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of $575,645 which was recorded in the first quarter 2020.

The Company expects to carryback a portion of its 2020 NOL, for which it recorded a further net benefit of $286,433. In the third quarter 2020, the Company recorded a $21,222 net tax benefit for deferred tax liability adjustment related to goodwill impairment. For the year ended December 31, 2020, the Company has recorded $861,318 in net tax benefits.

The Company received approximately $576 thousand of the income tax refundable and $10.3 thousand of interest on February 3, 2021.

The effective tax rate for the years ended December 31, 2020 and 2019 was 20.43% and 1.60% and the statutory tax rate was 24.46% in 2020 and 24.40% in 2019.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $260,000 is presented on the company’s balance sheet. The Company's valuation allowance increased by approximately $345,397.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms, and that such information is accumulated and communicated to Company’s management, including to Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15 under the Exchange Act, Company’s management, including Stewart Wallach, the Company’s Chief Executive Officer, and James McClinton, the Company’s Chief Financial Officer, evaluated the effectiveness of the design and operation of Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, Company’s Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting (as defined in Rule 13a-15(f) under the Exchange Act)

Management's Annual Report on Internal Control over Financial Reporting. Company management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal accounting officer) , and effected by Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

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

Company management assessed the effectiveness of Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled “Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, Company management concluded that Company internal control over financial reporting was effective as of December 31, 2020.

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

Changes in internal controls over financial reporting.

During the fiscal year ended December 31, 2020, there were no changes in Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

The Chairman of our Audit Committee has reviewed the internal control reports in detail and has spoken to the external auditors in depth about the audit, the internal controls and the auditors' findings. The Chairman has had detailed discussions with the auditors about these matters, prior to, during, and on completion of the audit.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2020, for a more complete understanding of the matters covered by such certifications.

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

Each Director’s term is for one year. Company Directors have typically been elected in the past by written consent of stockholders holding more than 50% of the then current voting power. The Company uses the written consent because a small number of shareholders have sufficient voting power to decide the election of Directors and approval or denial of any other corporate resolution and the cost of conducting an annual stockholders' meeting is significant for a small reporting company. The Company conducts regular stockholder-investor conference calls to allow stockholders to interact with Company senior management and to ask questions of that management.

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

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy. An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors. In fiscal year 2020, all Directors attended the (5) five board meetings.

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

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company's Independent Registered Public Accounting Firm, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2020 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ applicable standards. The Board of Directors has determined that Mr. Guzy qualifies as an "Audit Committee Financial Expert" as defined under applicable SEC rules and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

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

In this context, the Audit Committee hereby reports as follows:

1)
Company's management has represented to the Audit Committee that the 2020 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for year 2020 with Company's management and the independent registered public accounting firm.

2)
The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, D. Brooks & Associates, required by the PCAOB and has discussed with D. Brooks & Associates, their independence.

3)
Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company's Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Commission on March 31, 2021.

The foregoing report is provided by the undersigned Chairman of the Audit Committee.

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

The Compensation and Nomination Committee is responsible for, among other customary duties, the following:
•	Reviewing, overseeing and approving the compensation of Company's executive officers; and
•
Periodically reviewing and making recommendations to the Company Board of Directors about incentive compensation, stock or equity compensation plans, annual bonus programs and grants, any employee pension or welfare benefit plans and any similar forms of benefit plans; and

•
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

DIRECTOR MEETINGS IN FISCAL YEAR 2020

The Board of Directors had (5) five official meetings in year 2020. During 2020, all of the Directors attended 75% or more of the Board meeting, which were held during the period of time that such person served on the Board or such committee.

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

Board of Director – 2020 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	-	-	-
Gerry McClinton (2)	-	-	-
Jeff Guzy (3), (4),(5)(6)	$6,682	6,683	13,365
Jeff Postal (3), (4),(5)(6)	$6,682	6,683	13,365
Larry Sloven (2)	-	-	-

(1)	The individuals listed were appointed to the Board of Directors for 2019-2020.
(2)	Mr. Wallach, Mr. McClinton and Mr. Sloven as Company Employees did not receive compensation for participating as a Director on the Board.
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

(6)
On August 6, 2020, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2020-2021. The market value using the Binomial Lattice pricing model for each grant was $8,000. As the grant period covered 2020-2021 the cost impact in 2020 was $3,231 for each grant.

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

On May 31, 2019, the Company also approved that the independent directors would be offered effective from June 1, 2019, the opportunity to participate as a non-employee in the Company’s Health Benefit Plan, subject to compliance with all plan participation requirements and on acceptance into the plan the director will be responsible to pay 100% of their plan’s participation cost.

On June 10, 2020, the Company approved that effective on August 1, 2020 until August 1, 2021, each independent director, namely Jeffrey Guzy and Jeffrey Postal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be additional to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee. For both years ended December 31, 2020 and 2019 both directors each received $5,250 each as Form 1099 compensation.

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

Our senior officers are responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Board and other non-officer directors met quarterly on average with management to discuss strategy and the risks facing the Company. Senior management, each member being also a director, attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The Chairman of the Board and members of the Board work together to provide strong, independent oversight of the Company's management and affairs through its standing committees and, when necessary, special meetings of directors. Since most of the directors live in the same area, informal meetings between directors and officers also occur to discuss business risk and appropriate responses.

Director - Minimum Qualifications. The Compensation and Nominating Committee has adopted a set of criteria that it considers when it selects individuals not currently on the Board of Directors to be nominated for election to the Board of Directors. A candidate must meet the eligibility requirements set forth in the Company's Bylaws.  A candidate must also meet any qualification requirements set forth in any Board or committee governing documents. If the candidate is deemed eligible for election to the Board of Directors, the Compensation and Nominating Committee will then evaluate the prospective nominee to determine if he or she possesses the following qualifications, qualities or skills:

•	contributions to the range of talent, skill and expertise appropriate for the Board.
•	financial, regulatory and business experience, knowledge of the operations of public companies and ability to read and understand financial statements.
•	familiarity with the Company's market.
•	personal and professional integrity, honesty and reputation.
•	the ability to represent the best interests of the shareholders of the Company and the best interests of the institution.
•	the ability to devote sufficient time and energy to the performance of his or her duties; and
•	independence under applicable Commission and listing definitions.

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

Stockholder Proposal Procedures.  To submit a recommendation of a director candidate to the Compensation and Nomination Committee, a stockholder should submit the following information in writing, addressed to the Chairperson of the Compensation and Nomination Committee, care of the Corporate Secretary, at the main office of the Company:

1.	The name of the person recommended as a director candidate.
2.	All information relating to such person that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934.
3.	The written consent of the person being recommended as a director candidate to being named in the proxy statement as a nominee and to serving as a director if elected.
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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 69, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.
2.
Gerry McClinton, age 65, is the Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 42, was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at CAPC.

FAMILY RELATIONSHIP:  There is no family relationship between members of Company management.

Delinquent Section 16(a) Reports~~.~~

The Board of Directors approved the annual grant of stock options to Jeffrey Guzy and Jeffrey Postal, both directors of Company, and Aimee Gaudet Brown, an officer of the Company.  For each of the stock options: the grant date is August 5, 2020, the exercise period is August 6, 2020 to August 5, 2021 and the exercise price is $0.435 per share.  The Form 5’s for these option grants were filed March 10, 2021 instead of February 14, 2021.

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

Role of the Compensation Consultant

While we may consult industry sources on compensation for executives, we have not engaged a consultant to analyze our compensation levels.

For 2020, the principal components of compensation for each officer were:

•	base salary.
•	annual incentive.
•	long-term incentive compensation (restricted stock awards); and
•	perquisites and other benefits.

Our Company endeavors to strike an appropriate balance between long-term and current cash compensation. The current executives are key to the ability of the Company to conduct its business because of their individual experience and relationships in our current business line. Their compensation reflects their individual value to the ability of the Company to conduct its current business.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Stewart Wallach,	2020	$301,521	$-	$-	$-	$-	$301,521
Chief Executive	2019	$301,521	$-	$-	$-	$-	$301,521
Officer (1,2,3,7,8,9,10)	2018	$301,521	$-	$-	$-	$-	$301,521

James G. McClinton,	2020	$191,442	$-	$-	$-	$-	$191,442
Chief Financial	2019	$191,442	$-	$-	$-	$-	$191,442
Officer & COO (4,5,6,7,8,9,10)	2018	$191,442	$--	$-	$-	$-	$191,442

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
(9) On September 1, 2020, fifty percent of both Mr. Wallach and Mr. McClinton’s salary for the period September 1, 2020 through December 31, 2020 was accrued and deferred for payment until 2021.
(10) On January 1, 2021, fifty percent of both Mr. Wallach and Mr. McClinton’s salary for the period January 1, 2021 through March 31, 2021 was deferred for payment until later in 2021.

EMPLOYMENT AGREEMENTS

Stewart Wallach, Chief Executive Officer and President.

On February 5, 2018, the Company renewed the Employment Agreement with Stewart Wallach, whereby Mr. Wallach was paid $301,521 per annum. The term of this agreement began February 5, 2018 and ended February 5, 2020. The parties could extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension could not exceed two years in length.

On February 5, 2020, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach would be paid $301,521 per annum. The term of this new agreement began February 5, 2020 and ends February 5, 2023. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed two years in length.

The February 5, 2020 Employment Agreement with Mr. Wallach was filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2019 - (as filed by the Company with the Commission on March 30, 2020).

Gerry McClinton, Chief Operating Officer and Chief Financial Officer.

On February 5, 2018, the Company renewed the Employment Agreement with James McClinton, whereby Mr. McClinton was paid $191,442 per annum. The term of this agreement began February 5, 2018 and ended February 5, 2020. The parties could extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

On February 5, 2020, the Company entered an Employment Agreement with James McClinton, whereby Mr. McClinton would be paid $191,442 per annum. The term of this new agreement began February 5, 2020 and ends February 5, 2022. The parties may extend the employment period of this agreement by mutual consent with approval of the Company's Board of Directors, but the extension may not exceed one year in length.

The February 5, 2020 Employment Agreement with Mr. McClinton was filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2019 (as filed by the Company with the Commission on March 30, 2020).

Effective September 1, 2020 through December 31, 2020, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary or approximately $48,707 and $30,925, respectively, will be deferred until 2021.

Effective January 1, 2021 through March 31, 2021, further payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary or approximately $40,589 and $25,771, respectively, will be deferred until later in 2021.

Common Provisions in both new Employment Agreements:

The following provisions are contained in each of the above employment agreements: If the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of "merit" based bonuses earned by the Executive during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive's health and dental insurance benefits for 6 months starting at the Executives date of termination. If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive's severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which were filed as exhibits to the Form 10-K by the Company for fiscal year ended December 31, 2019 (as filed by the Company with the Commission on March 30, 2020).

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY
As of December 31, 2020
Name	No. of Shares Underlying	% of Total Options Granted Employees in 2020	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in 2020
Stewart Wallach	-	-	-	-	-
Gerry McClinton	-	-	-	-	-

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2020	-	-	-	-	-
Chief Executive	2019	-	-	-	-	-
Officer	2018	-	-	-	-	-

Gerry McClinton	2020	-	-	-	-	-
Chief Operating	2019	-	-	-	-	-
Officer & Chief	2018	-	-	-	-	-
Financial Officer

Footnotes:
(1)	There were no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2020 TABLE

OPTIONS (1)
NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	-	-	-
Gerry McClinton	-	-	-

Footnotes:
(1)	The Company does not have any stock awards for the years specified for the above named senior officers.

2020 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	-	-
Gerry McClinton	-	-

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$301,521	$-	$12,600	$6,600	$320,721
Gerry McClinton	$191,442	$-	$11,000	$6,600	$209,042

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 01, 2021, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or "Common Stock". The table below sets forth, as of March 01, 2021, ("Record Date"), certain information $0.0001 par value per share, or "Common Stock" information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. There were  46,296,364 shares of Common Stock outstanding on the Record Date of March 01, 2021.

NAME, ADDRESS & TITLE	STOCK OWNERSHIP	% OF STOCK OWNERSHIP	SHARES - COMMON STOCK ISSUABLE UPON CONVERSION	STOCK OWNERSHIP AFTER CONVERSION -ALL OPTIONS, WARRANTS & THOSE EXERCISEABLE WITHIN NEXT 60 DAYS	% OF STOCK OWNED AFTER CONVERSION – OPTIONS, WARRANTS INCLUDES EXERCISEABLE WITHIN THE 60 DAYS	OPTIONS & WARRANTS VESTED	OPTIONS & WARRANTS EXPIRED	OPTIONS, WARRANTS NOT VESTED
Stewart Wallach, CEO, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	9,831,745	21.2%	499,950	9,831,745	20.9%	-	-	-

Gerry McClinton, CFO, & Director, 431 Fairway Drive Suite 200, Deerfield Beach, FL 33441	33,664	0.1%	-	33,664	0.1%	-	-	-

Jeff Postal, Director, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	9,034,120	19.5%	499,950	9,334,120	19.8%	300,000	-	100,000

Aimee C. Brown (Gaudet), Secretary, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	-	-%	-	70,000	0.1%	70,000	-	10,000

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	52,800	0.1%	-	452,800	1.0%	400,000	200,000	100,000

Larry Sloven, Director, 431 Fairway Drive Suite 200, Deerfield Beach, FL 33441	52,800	0.1%	-	52,800	0.1%	-	-	-
ALL OFFICERS & DIRECTORS AS A GROUP	19,005,129	41.0%	999,900	19,775,129	42.0%	770,000	200,000	210,000

Total	46,296,364	100.0%	999,900	47,076,364	100.0%	780,000	200,000	210,000

Notes to Table.

(1)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)
Mr. Wallach’s ownership of common stock in the table does not include 499,950 shares issuable upon conversion of Series B-1 Convertible Preferred Stock and does not include 500,000 shares of common stock that may be issued, upon occurrence of a trigger event under a January 4, 2021 Loan agreement but that has not occurred.

(3)
Mr. Postal’s ownership of common stock in the table does not include 499,950 shares issuable upon conversion of Series B-1 Convertible Preferred Stock and does not include 500,000 shares of common stock that may be issued, upon occurrence of a trigger event under a January 4, 2021 Loan agreement but that has not occurred.

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

The policy provides that the Audit Committee reviews transactions subject to the policy and determines whether to approve or ratify those transactions. The Audit Committee considers, among other factors it deems appropriate, the following factors:

•	Benefits derived by the related person from the transaction versus the benefits derived by the Company.
•	Total value of the transaction.
•	Whether the transaction was undertaken in the ordinary course of business of the Company; and
•	Were the terms and conditions of the transaction usual and customary and commercially reasonable.

The Audit Committee does not have any policies on expedited or pre-approval of certain routine related person transactions.

From time to time, the Company borrows working capital on a short-term basis, usually with maturity dates of less than a year, from Company directors and officers. The Company believes that these working capital loans are commercially reasonable, especially in light of the inability of the Company to obtain such short-term financing from traditional funding sources. As of December 31, 2020 the Company had no related party loans or outstanding balances.

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

On February 4, 2020, the disinterested directors of the Board of Directors of the Company approved the use of up to an aggregate of $1,000,000 profit distribution, to be completed by December 31, 2020, from Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of the Company, to the Company to provide working capital. As of December 31, 2020, $350,000 of the authorized distribution had been completed.

Process for Identifying Related Person Transactions.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us.
•	the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated.
•	the terms of the transaction.
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market. The Company was not successful in recruiting additional, qualified and interested independent directors in fiscal year 2020.

Item 14.  Principal Accountant Fees & Services

The following is a summary of the fees billed to date by D. Brooks & Associates CPA’s, P.A., for professional services rendered for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees	$13,050	$-
Tax Fees	-	-
Total	$13,050	$-

The following is a summary of the fees billed to us by Kaufman, Rossin & Co., for professional services rendered for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees	$122,250	$140,500
Tax Fees	10,900	7,900
Total	$133,150	$148,400

The following is a summary of the fees paid by us to CBIZ and Mayer Hoffman McCann P.C., the Company’s former Independent Registered Public Accounting Firm, for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees	$3,500	$15,000
Tax Fees	14,050	8,750
Total	$17,550	$23,750

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

The Audit Committee pre-approved 100% of the Company's 2020 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC's final pre-approval rules.

Part IV

Item 15.  Exhibits, and Financial Statement Schedules Reports

(a) The following documents are filed as part of this Report.

1.  FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants for the Years Ended December 31, 2020
F-3 Report of Independent Registered Public Accountants for the Years Ended December 31, 2019
F-4 Consolidated Balance Sheets as of December 31, 2020 and 2019
F-5 Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
F-6 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2020 and 2019
F-7 Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
F-8 Notes to Consolidated Financial Statements

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

3.2	By-laws of Capstone Companies, Inc. Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
4.6	Description of Capstone Companies, Inc. Securities^
10.01	Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2020 filed by Capstone Companies, Inc with the Commission on March 30, 2020.
10.02	Employment Agreement by Capstone Companies, Inc. and James McClinton, dated February 5, 2020 filed by Capstone Companies, Inc with the Commission on March 30, 2020.
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

10.07	Addendum dated January 1, 2019 to Consulting Agreement by Capstone Industries, Inc. and George Wolf filed by Capstone Companies, Inc with the Commission on March 30, 2020.
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

Note:  CHDT Corp. is a prior name of Capstone Companies, Inc.
^ Filed Herein.

Item 16.  Form 10-K Summary.  None.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 31st day of March 2021.

CAPSTONE COMPANIES, INC.

Dated:  March 31, 2021
By: /s/ Stewart Wallach
Stewart Wallach
Chief Executive Officer and Director
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach
Stewart Wallach
Principal Executive Officer
Director and Chief Executive Officer
March 31, 2021

/s/ Gerry McClinton
Gerry McClinton
Chief Financial Officer
Chief Operating Officer and Director
March 31, 2021

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
March 31, 2021

/s/ Jeffrey Postal
Jeffrey Postal
Director
March 31, 2021

/s/ Larry Sloven
Larry Sloven
Director
March 31, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Capstone Companies, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and Subsidiaries (the Company) as of December 31, 2020, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt Regarding Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Description of the Matter
As described in footnote 1 “Goodwill”, to the consolidated financial statements, the Company recorded a goodwill impairment charge of approximately $623,500 during the year ended December 31, 2020. Goodwill is tested for impairment by management at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, at the reporting unit level. The determination of fair value of a reporting unit requires management to make significant estimates and assumptions related to the fair value of the reporting unit. Management estimated the fair value of its single reporting unit relative to the Company’s market capitalization.

We identified the goodwill impairment assessment as a critical audit matter as auditing management’s impairment analysis involves a high degree of subjectivity.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included (a) reviewing and testing the Company’s conclusions as to whether the fair value of the reporting unit was less than the carrying value, (b)  evaluating and comparing the Company’s analysis and conclusions to authoritative and interpretive literature, (c) testing the Company’s process and methodology for determining the fair value of the report unit by comparing it to generally accepted methodologies for testing goodwill for impairment,  (d) recomputing the fair value of the reporting unit and (e) utilizing a valuation specialist to assist  in evaluating the Company’s calculation and methodology.

D. Brooks and Associates CPAs, P.A.
We have served as the Company’s auditor since 2020.
Palm Beach Gardens, Florida
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capstone Companies, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 , and the results of its operations and its cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America.
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

Kaufman, Rossin & Co., P.A.

We served as the Company's auditor from 2018 to 2020.

Boca Raton, Florida

March 30, 2020

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
Assets:
Current Assets:
Cash	$1,223,770	$3,131,249
Accounts receivable, net	120,064	13,459
Inventories	8,775	24,818
Prepaid expenses	75,622	182,782
Income tax refundable	861,318	220,207
Total Current Assets	2,289,549	3,572,515

Property and equipment, net	54,852	65,649
Operating lease - right of use asset	158,504	214,202
Deposit	25,560	46,021
Goodwill	1,312,482	1,936,020
Total Assets	$3,840,947	$5,834,407

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$825,690	$635,593
Operating lease - current portion	63,307	51,174
Total Current Liabilities	888,997	686,767

Long-Term Liabilities:
Operating lease-long- term portion	107,690	170,998
Deferred tax liabilities-long-term	259,699	-
Total Long-Term Liabilities	367,389	170,998
Total Liabilities	1,256,386	857,765

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -0- shares	-	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, outstanding 46,296,364 shares at December 31, 2020 and 46,579,747 shares at December 31, 2019	4,630	4,658
Additional paid-in capital	7,053,328	7,061,565
Accumulated deficit	(4,473,397)	(2,089,581)
Total Stockholders' Equity	2,584,561	4,976,642
Total Liabilities and Stockholders’ Equity	$3,840,947	$5,834,407

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

Revenues, net	$2,770,358	$12,404,445
Cost of sales	(2,266,592)	(9,972,871)
Gross Profit	503,766	2,431,574

Operating Expenses:
Sales and marketing	300,420	378,605
Compensation	1,515,522	1,554,286
Professional fees	422,820	435,143
Product development	249,879	348,745
Other general and administrative	477,121	647,696
Goodwill impairment charge	623,538	-
Total Operating Expenses	3,589,300	3,364,475

Operating Loss	(3,085,534)	(932,901)

Other Income (Expenses):
Other Income, net	89,600	29,505
Interest Income (Expense)	179	(3,206)
Total Other Income, net	89,779	26,299

Loss Before Tax Benefit	(2,995,755)	(906,602)

Benefit for Income Tax	(611,939)	(14,933)

Net Loss	$(2,383,816)	$(891,669)

Net Loss per Common Share:
Basic and Diluted	$(0.05)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	46,337,198	46,863,467

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2018	-	$-	-	$-	-	$-	47,046,364	$4,704	$7,092,219	$(1,197,912)	$5,899,011

Stock options for compensation	-	-	-	-	-	-	-	-	40,707	-	40,707
Repurchase of shares	-	-	-	-	-	-	(466,617)	(46)	(71,361)	-	(71,407)
Net Loss	-	-	-	-	-	-	-	-	-	(891,669)	(891,669)
Balance at December 31, 2019	-	-	-	-	-	-	46,579,747	4,658	7,061,565	(2,089,581)	4,976,642

Stock options for compensation	-	-	-	-	-	-	-	-	28,068	-	28,068
Repurchase of shares	-	-	-	-	-	-	(283,383)	(28)	(36,305)	-	(36,333)
Net Loss	-	-	-	-	-	-	-	-	-	(2,383,816)	(2,383,816)
Balance at December 31, 2020	-	$-	-	$-	-	$-	46,296,364	$4,630	$7,053,328	$(4,473,397)	$2,584,561

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,383,816)	$(891,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,297	44,194
Stock based compensation expense	28,068	40,707
Noncash lease expense	55,698	20,248
Goodwill impairment charge	623,538	-
Deferred income tax benefit	-	(12,000)
Increase in deferred income tax liabilities-long-term	259,699	-
Noncash accounts receivable allowance	173,426	-
(Increase) decrease in accounts receivable, net	(106,605)	51,052
Decrease in inventories	16,043	2,679
Increase in prepaid expenses	107,160	61,094
Decrease in deposits	20,461	56,784
Increase in accounts payable and accrued liabilities	16,671	174,147
Decrease in deferred rent incentive	-	(108,844)
Decrease in income tax payable	-	(11,694)
Increase in income tax refundable	(641,111)	-
Decrease in operating lease liabilities	(51,175)	(12,278)
Net cash used in operating activities	(1,857,646)	(585,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,500)	(34,123)
Net cash used in investing activities	(13,500)	(34,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of shares	(36,333)	(71,407)
Net cash used in financing activities	(36,333)	(71,407)

Net Decrease in Cash	(1,907,479)	(691,110)
Cash at Beginning of Year	3,131,249	3,822,359
Cash at End of Year	$1,223,770	$3,131,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$-	$3,206
NON-CASH FINANCING AND INVESTING ACTIVITIES:

Operating lease – right-of-use asset at commencement	$-	$224,550

Operating lease liabilities at commencement	$-	$234,450
The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2020 and 2019 include the accounts of the parent entity and its wholly-owned subsidiaries. All material intra-entity transactions and balances have been eliminated in consolidation.

This summary of accounting policies for Capstone Companies, Inc. (“CAPC”), a Florida corporation (formerly, “CHDT Corporation”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we”, “our” or “us”), is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Nature of Business

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida.

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., (“ CAPI”). CAPI was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling low technology consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. The primary operating subsidiary is CAPI, which is located in the principal executive offices of the Company.

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

Since the beginning of fiscal year 2007, the Company through CAPI has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company has developed a smart interactive mirror for residential use as a variant line for its lighting products, which was launched at the Consumer Electronics Show in early 2020 but its release to the retail market has been delayed due to product development delays at our suppliers, resulting from the impact of COVID-19. The development of the smart interactive mirror or “Smart Mirrors” is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s products are typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these consolidated financial statements, the Company’s future product development effort is focused on the Smart Mirrors category because the Company believes, based on Company’s management understanding of the industry, the Smart Mirrors have the potential for greater profit margin than the Company’s historical LED consumer products. Technological developments and changes in consumer tastes could alter the perceived potential and future viability of Smart Mirrors as a primary product. The Company may change its product development strategies and plans as economic conditions and consumer tastes change, which condition and changes may be unforeseeable by the Company or may be beyond the ability of the Company to timely or at all adjust its strategic and product development plans.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Effects of COVID-19

During the year ended December 31, 2020, the outbreak and global spread of COVID-19 pandemic caused significant economic volatility, uncertainty and disruption in our operating environment. We began 2020 in an environment exhibiting strong economic conditions combined with the successful launch of our new product category, the Smart Mirror at the 2020 CES Show. However, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, and the various containment and mitigation measures adopted by governments and institutions globally and in the U.S. began to have a severe economic impact, including causing the U.S. to enter an economic recession.

In response to the COVID-19 and various state and local orders, the Company instituted the following actions in March 2020:

•	Placed restrictions on business travel for our employees.
•	Closed our Corporate offices both in the U.S. and in Hong Kong.
•	Modified our corporate and division office functions to allow all employees to work remotely.

During the months of February and March 2020, the Company’s Chinese suppliers were impacted by the closedown of facilities by local and regional authorities in their efforts to combat the spread of COVID-19. The factory closures delayed shipment of certain orders from the first quarter of 2020 until the second and third quarter 2020. During the end of March 2020, the Company’s Chinese suppliers that had been previously closed started to gradually reopen their factories. Company orders that had been previously delayed because of the close started to ship. These factories are fully functioning, and orders are being produced both in Thailand and in China. CIHK staff have continued to work remotely from home.

On March 20, 2020, the Company’s U.S. staff started to work remotely from their homes. With the State of Florida lifting its “Stay at Home” requirement on May 20, 2020, the Corporate office reopened with staff working on a rotating schedule between the office and remotely from home.

While all the above-referenced steps were, and some remain, necessary and appropriate in light of COVID-19, they impacted the Company’s ability to operate the business in its ordinary and traditional course.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As the result of COVID-19 and the economic uncertainties, our core LED lighting orders declined significantly starting in March 2020 and the Company was unable to expand on the marketing success of the launch of the Smart Mirror at the CES Show in January 2020. As the pandemic spread and federal, state and local government mandated movement restrictions, management maintained its focus on shifting production into Thailand, expansion of the Smart Mirror portfolio, protecting our liquidity and closely managing our cash flows. In the fiscal second and third quarters, 2020, the Company implemented cost controls to mitigate the loss of revenue. The Company took action to reduce expenses, including promotional activities, travel, meetings, and compensation expenses with the elimination of certain positions overseas and the deferment of senior executive compensation and consulting expenses.

Our business operations and financial performance for the year ended December 31, 2020 was adversely impacted by the developments discussed above, The Company reported a decrease in net revenue from $12.4 million in 2019 to $2.7 million in 2020, a reduction of approximately $9.7 million. The net loss for the period ended December 31, 2020 was approximately $2.4 million as compared to approximately $891.7 thousand in 2019. With these recurring losses, the cash generated from operations was negatively impacted and the Company utilized approximately $1.9 million of cash during the year ended December 31, 2020.

The decrease in net sales for the year was driven by the uncertainty felt by retail buyers as to the continuing impact on the retail market of COVID-19 and its overall long-term negative impact on the U.S. economy. However, the Warehouse Club channel, which includes our customers Costco Wholesale and Sam’s Club, has seen a substantial increase in foot traffic because of the changed buying trend of consumers during the pandemic, which has recently resulted in the resumption of some promotional opportunities. Management believes that with the national distribution of vaccines now occurring, the impact of the pandemic on the general brick and mortar retail market will carry through to mid-2021.

As a result of the economic uncertainties caused by the COVID-19 pandemic, during the year ended December 31, 2020, management determined sufficient indicators existed to trigger quarterly goodwill impairment analyses. The total impairment charge for the year ended December 31, 2020 was approximately $623.5 thousand.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.”  was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of $575,645 which was recorded in the first quarter 2020.

The Company expects to carryback a portion of its 2020 NOL, for which it recorded a further net benefit of $286,433. In the third quarter 2020, the Company recorded a $21,222 net tax benefit for deferred tax liability adjustment related to goodwill impairment. For the year ended December 31, 2020, the Company has recorded $862,078 in net tax benefits.

The CARES Act also provided for the Paycheck Protection Program (“PPP”). On May 11, 2020, the Company received a $89.6 thousand loan under PPP which was processed through Sterling National Bank. The Company filed SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application. On October 30, 2020, the SBA notified the Company that the PPP loan principal of $89,600 and $428 of accumulated interest had been fully forgiven. This forgiveness has been reflected in Other Income on the consolidated statements of operations.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The uncertainty and the continuing negative impact that the COVID-19 disruption could have on the future retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending, could negatively impact the demand for our products or delay future planned promotional opportunities. However, with a successful relaunch of the Smart Mirror portfolio using the online retail platform, the Company may need a purchase order credit line to support increased U.S. domestic inventory to facilitate revenue growth in that category.

During the year ended December 31, 2020, the Company used cash in operations of approximately $1.9 million and generated net operating losses of $2.4 million. As of December 31, 2020, the Company has working capital of approximately $1.4 million and an accumulated deficit of $4.5 million. The Company’s cash balance dropped by approximately $1.9 million from $3.1 million as of December 31, 2019 to $1.2 million as of December 31, 2020. As of December 31, 2020, the Company does not have sufficient cash on hand to finance its plan of operations and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. For example, if any of our major wholesale customers fail to maintain normal operations, our revenue could further decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Management believes that with the ongoing national distribution of vaccines, the economic impact of the COVID-19 pandemic in the U.S. will continue through to mid-2021, but ultimately should not impact the Company’s long-term strategy and initiatives.

On July 31, 2020, the Company terminated its factoring agreement with Sterling National Bank. The Company has been in discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

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

The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report. However, there are compensating factors and actions that are being and have been taken to address these uncertainties, including the following:

•	The Company has no outstanding debt or other outstanding obligations, outside of normal trade obligations.
•	The Company has working capital of approximately $1.4 million consisting mostly of cash of $1.2 million.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•
The Company had an estimated income tax refundable as of December 31,2020 of approximately $861 thousand of which approximately $576 thousand and $10.3 thousand of interest was received on February 3, 2021, (see Note 8).

•
On July 31, 2020 with the termination of the Sterling National Bank factoring agreement, the Company has been in discussions with alternate funding sources that offers varying programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business that the Company is transitioning into.

•	The Company has entered a $750,000 working capital loan agreement effective January 4, 2021 for up to a one year term, (see Note 8).
•
The Company’s plan is to sell direct to consumers. The funding and cashflow requirements for this business model will require e-commerce funding. The Company has been in discussions with a funding source that provides this option.

•
The Company has in place a mitigation plan that reduces discretionary expenses, executive managements compensation, and significantly reduces the cost of the Hong Kong operation and also reduces future travel, lodging and show expenses.

•
Since September 1, 2020 through December 31, 2020 in order to conserve operating cashflow, the Company’s executive management has deferred 50% of their compensation until later in 2021. The compensation deferral has been further extended until March 31, 2021, (see Note 8).

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivable are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. Previously in the factoring agreement with Sterling National Bank, accounts receivable served as collateral when the Company borrowed against its credit facilities. With the termination of the Sterling National Bank factoring agreement, the accounts receivables are unencumbered.

As of December 31, 2020, accounts receivable has not been collateralized against debt. As of December 31, 2019, accounts receivable served as collateral when the Company borrowed against its credit facility at that time.

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

As of both Decembers 31, 2020 and 2019, management determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the components of Accounts Receivable, net:
	December 31,	December 31,
	2020	2019
Trade Accounts Receivables at year end	$197,166	$276,551
Reserve for estimated marketing allowances, cash discounts and other incentives	(77,102)	(263,092)
Total Accounts Receivable, net	$120,064	$13,459

The following table summarizes the changes in the Company’s reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:
	December 31,	December 31,
	2020	2019
Balance at beginning of the year	$(263,092)	$(364,894)
Accrued allowances	-	(89,668)
Reclassification of allowance from accounts receivable to accounts payable and accrued liabilities	173,426	-
Expenditures	12,564	191,468
Balance at year-end	$(77,102)	$(263,092)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment. During 2020, the Company reclassified an accrued allowance from accounts receivable to accounts payable and accrued liabilities due to the decline in revenues and accounts receivable to offset these credits. The Company could have to pay cash to settle certain marketing allowances and other incentives issued to customers with no outstanding accounts receivable.

Inventory

The Company's inventory, which consists of finished LED lighting products for resale by Capstone, is recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the fiscal year 2020 and 2019, inventory write downs were $0 for each year. As of December 31, 2020, and 2019, respectively, the inventory was valued at $8,775 and $24,818.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of December 31, 2020 and 2019, respectively, prepaid expenses were $75,622 and $182,782, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful Life	December 31, 2020	December 31, 2019
Computer equipment and software	3-7 years	$53,819	$53,819
Machinery and equipment	3-7 years	119,323	157,267
Furniture and fixtures	3-7 years	6,828	6,828
Less: Accumulated depreciation		(125,118)	(152,265)
Property and Equipment, Net		$54,852	$65,649

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. No impairment losses were recognized by the Company during 2020 or 2019.

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

Depreciation and amortization expense was $24,297 and $44,194 for the years ended December 31, 2020 and 2019, respectively.

Leases

In February 2016, the FASB issued ASU no 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet and disclose key information about the leasing arrangements. The Company adopted the new standard with an effective date of January 1, 2019 on a modified retrospective approach. The Company has elected to take the practical expedient to separate lease and non-lease components for its operating lease. See Note 5 “Operating Leases” for additional disclosures as required by the new standard.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of the economic uncertainties caused by the COVID-19 pandemic during the year ended December 31, 2020, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analyses for each reporting quarter. The total impairment charge for the year ended December 31, 2020 was approximately $623.5 thousand.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying consolidated balance sheets:
	December 31,	December 31,
	2020	2019
Balance at the beginning of the period	$1,936,020	$1,936,020
Impairment charges	(623,538)	-
Balance at December 31, 2020	$1,312,482	$1,936,020

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may continue to have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods. The Company’s stock is deemed a “penny stock” under Commission rules.

The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization.

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
Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of December 31, 2020 and 2019. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2020 and 2019, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 990,000 and 1,000,000, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted share outstanding as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Basic and Diluted weighted average shares outstanding	46,337,198	46,863,467

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer lighting products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities Capstone currently operates in the consumer lighting products category and is expanding into the Smart Mirror category in the United States and in certain overseas markets. These products may be offered either under the Capstone brand or licensed brands.

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$2,066,519	75%	$11,218,714	90%
Lighting Products-International	703,839	25%	1,185,731	10%
Total Revenue	$2,770,358	100%	$12,404,445	100%

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We provide our customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

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

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $341.2 thousand and $1.18 million for the years ended December 31, 2020 and 2019, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying December 31, 2020 and 2019 balance sheets:

	December 31,	December 31,
	2020	2019
Balance at the beginning of the year	$247,850	$212,495
Amount accrued	46,322	180,797
Payments and credits	(237,707)	(145,442)
Balance at year-end	$56,465	$247,850

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $214,856 and $254,283 for the years ended December 31, 2020 and 2019, respectively.

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

For the year ended December 31, 2020 and 2019, product development expenses were $249,879 and $348,745, respectively.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $16,870 and $25,730 for the years ended December 31, 2020 and 2019, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities at December 31, 2020 and 2019, respectively:
	December 31,	December 31,
	2020	2019
Accounts payable	$246,158	$273,606
Accrued warranty reserve	56,465	247,850
Accrued compensation and deferred wages, marketing allowances, customer deposits and other liabilities	523,067	114,137
Total accrued liabilities	579,532	361,987
Total	$825,690	$635,593

Income Taxes

The Company is subject to income taxes in the U.S. federal jurisdiction, various state jurisdictions and certain other jurisdictions.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for income taxes under the provisions of 740 Income Taxes. ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company and its U.S. subsidiaries file consolidated income tax returns.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation- Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s consolidated statements of operations.

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

Stock-based compensation expense recognized during the years ended December 31, 2020 and 2019 was $28,068 and $40,707, respectively.

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

Recent Accounting Standards

To be Adopted in a Future Period

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces theexisting incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the effective date of this ASU was deferred until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the potential impact of adopting this guidance on its consolidated financial statements.

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

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which requires an entity to perform a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 was effective for the Company’s fiscal year ended December 31, 2019. During 2020, the Company applied this guidance when determining the amount of goodwill that was impaired.

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

The Company determines if an arrangement contains a lease at the inception of a contract. Right-of-use asset represents the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the commencement date. The liability is equal to the present value of the remaining minimum lease payments. The asset is based on the liability, subject to certain adjustments. Operating leases result in a straight-line expense (similar to operating leases under the prior accounting standard). The Company utilizes its incremental borrowing rate to discount the lease payments. See Note 5 “Operating Leases” for additional disclosures as required by the new standard.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation ("FIDC") insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of December 31, 2020, the Company has approximately $431.3 thousand in excess of FIDC insurance limits.

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

Major Customers

The Company had two customers who comprised 63% and 26% of net revenue during the year ended December 31, 2020, and 83% and 15% of net revenue during the year ended December 31, 2019, respectively. The loss of these customers would adversely impact the business of the Company.

For the years ended December 31, 2020 and 2019, approximately 25% and 10% respectively, of the Company’s net revenue resulted from international sales.

As of December 31, 2020, and 2019, approximately $120.1 thousand or 100% and approximately $13.5 thousand or 100% of accounts receivable, respectively, was from one customer.

Major Customers
	Net Revenue %		Net Accounts Receivable
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Customer A	63%	15%	$-	$-
Customer B	26%	83%	120,064	13,459
Total	89%	98%	$120,064	$13,459

Major Vendors

The Company had two vendors from which it purchased 68%, and 23% , respectively, of merchandise sold during the year ended December 31, 2020, and one vendor from which it purchased 97% of merchandise sold during the year ended December 31, 2019. The loss of this supplier could adversely impact the business of the Company.

As of December 31, 2020, and 2019, approximately 47% and 37%, respectively, of accounts payable were due to one vendor.

	Purchases %		Accounts Payable
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Vendor A	68%	97%	$-	$100,705
Vendor B	23%	-%	114,870	-
Total	91%	97%	$114,870	$100,705

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On September 8, 2010, in order to fund increasing accounts receivables and support working capital needs, Capstone secured a Financing Agreement from Sterling Capital Funding (now called Sterling National Bank), located in New York, whereby Capstone receives funds for assigned retailer shipments. The assignments provide funding for an amount up to 85% of net invoices submitted. The amounts borrowed under the agreement was due on demand and collateralized by substantially all the assets of Capstone.

The credit facility at Sterling National Bank was up for renewal. On July 16, 2020, the Company received a Termination of Factoring Agreement letter advising that the Factoring Agreement would be terminated effective September 30, 2020. The bank advised that as the existing facility had not been used in recent years and with the uncertainties associated with the resurgence of the COVID-19 pandemic and its potential impact on the retail sector, the bank decided not to renew the Factoring Agreement. The Company requested to terminate the Agreement on July 31, 2020 which was agreed to by the bank. The Company has retained its cash operating accounts at Sterling National Bank. The amount due to Sterling National Bank was zero at December 31, 2019.

For the year ended December 31, 2020 and 2019, the processing fees associated with the agreement were $3,307 and $40,006, respectively.

The Company has been in discussions with alternate sources of funding, that could provide funding options that are more suitable to the e-commerce business model that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future or that we will secure affordable funding.

The Company, through Sterling National Bank, applied for a loan under the Paycheck Protection Program (“PPP”). The PPP was enacted on March 27, 2020 as part of the CARES Act and provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. On May 11, 2020, the Company received loan proceeds in the amount of $89,600.The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company used the proceeds for purposes consistent with the PPP forgiveness rules. Under the Small Business Administration (“SBA”) and U.S. Treasury Department guidelines issued in May 2020, a borrower could apply for the forgiveness of the loans by filing SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application which the Company submitted to Sterling National Bank on September 16, 2020, which was accepted by the bank and processed to the SBA for final review and approval. On October 30, 2020, the SBA notified the Company that the PPP loan principal of $89,600 and $428 of accumulated interest had been fully forgiven and has been recorded in Other Income on the Consolidated Statement of Operations for the year ended December 31, 2020.

On December 27, 2020, the U.S. administration approved the Consolidated Appropriations Act, 2021.This second stimulus package provided aid to eligible small businesses through a second round of PPP loans (”PPP2”). Like the initial PPP program and provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business.

The loans and accrued interest are forgivable if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees during the eight-week period.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

On January 21, 2021, the Company submitted a PPP2 loan application for $139,350 through our bank’s loan processor for consideration by the SBA and is still pending approval.

The unforgiven portion of the PPP2 loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. If approved, the Company will use the proceeds for purposes consistent with the PPP forgiveness rules. Under the Small Business Administration (“SBA”) and U.S. Treasury Department, a borrower could apply for the forgiveness of the loans by filing SBA Form 3508, Paycheck Protection Program Loan Forgiveness.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Notes Payable to Officers, Directors and Related Parties

For the years ended December 31, 2020 and 2019, there have been no loan transactions with a Company Officer, Director or related parties and the Company had $0 notes payable to officers, directors and related parties.

On December 31, 2020, the Board of Directors approved and authorized James McClinton, the Company’s Chief Financial Officer to sign a Loan Agreement with Directors Stewart Wallach and Jeff Postal as joint lenders (the “Lenders”) whereby Lenders will make a maximum of Seven Hundred and Fifty Thousand Dollars and No Cents ($750,000) (principal) available as a credit line to the Company for working capital purposes (see Note 8).

NOTE 5– COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for offices in Fort Lauderdale, Florida and in Hong Kong, expiring at varying dates. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective February 1, 2017, the Company renewed the office lease for 3 years ending January 31, 2020, with a base annual rent of $92,256 and with a total rent expense of $281,711 through the term of the agreement. Under the lease agreement, Capstone was responsible for a portion of common area maintenance charges and any other utility consumed in the leased premises.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

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

Effective November 1, 2019, the Company entered a new prime operating lease with the landlord “431 Fairway Associates, LLC” ending June 30, 2023, for the Company’s executive offices located on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for approximately 4,694 square feet of common area maintenance charges in the leased premises which has been estimated at $12.00 per square foot on an annualized basis.

The Company's rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the year ended December 31, 2020 and 2019 amounted to $165,706 and $100,616, respectively. The rent increase in the year ended December 31, 2020 resulted from the Company entering a new lease as the prime lessor with the base rent much higher than the previous landlord’s lease agreement. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of December 31, 2020 is as follows:
Assets
Operating lease - right-of-use asset	$158,504

Liabilities
Current
Current portion of operating lease	$63,307

Noncurrent
Operating lease liability, net of current portion	$107,690

Supplemental statement of operations information related to leases for the year ended December 31, 2020 is as follows:
Operating lease expense as a component of other general and administrative expenses	$69,837

Supplemental cash flow information related to leases for the year ended December 31, 2020 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating lease	$128,760

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	30

Weighted average Discount Rate
Operating lease	7%

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2020 are as follows:

Year	Operating Lease
2021	$73,290
2022	75,492
2023	38,304
Total Minimum Future Payments	187,086
Less: Imputed Interest	16,089
Present Value of Lease Liabilities	$170,997

The Company has two short storage rentals with durations of less than twelve months.

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong. The original agreement which was effective from February 17, 2014 has been extended various times. On August 17, 2019, the lease was further extended with a base monthly rate of $5,100 for six months until February 16, 2020. As the premises was no longer required as the employees were working remotely from their homes, the Company decided not to renew and allowed this lease to expire.

CIHK entered into a six-month rental agreement effective from December 1, 2016 for a showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The lease with a base monthly rent of $1,290 expired August 16, 2019 and was further renewed for six-months expiring on February 16, 2020. Effective February 17, 2020, the Company entered a six-month lease expiring on September 30, 2020, with a base rate of $1,285 per month. To further reduce costs, effective September 30, 2020 the Company reduced its space requirements and entered a three-month lease expiring on December 31, 2020, with a base rate of $516 per month. The Company decided not to renew and allowed this lease to expire.

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

On January 1, 2018, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2018 through December 31, 2018.

On January 1, 2019, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2019 through December 31, 2020.

Effective September 1, 2020 through December 31, 2020, payment for fifty percent or $6,875 of the monthly consulting fee or approximately $27,500 for the effective period, was deferred until 2021. The agreement can be terminated upon 30 days' notice by either party. The Company may, in its sole discretion at any time convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

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

Effective September 1, 2020 through December 31, 2020, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary or approximately $48,707 and $30,925, respectively, will be deferred until 2021.

There is a common provision in both Mr. Wallach and Mr. McClinton's employment agreements, if the officer's employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer's estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to

(a)
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

The following table summarizes potential payments upon termination of employment:
	Salary Severance	Bonus Severance	Gross up Taxes	Benefit Compensation	Grand Total
Stewart Wallach	$301,521	$-	$12,600	$6,600	$320,721
Gerry McClinton	$191,442	$-	$11,000	$6,600	$209,042

Directors Compensation

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

On May 31, 2019, the Company also approved that the independent directors would be offered effective from June 1, 2019, the opportunity to participate as a non-employee in the Company’s Health Benefit Plan, subject to compliance with all plan participation requirements and on acceptance into the plan the director will be responsible to pay 100% of their plan’s participation cost.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

On June 10, 2020, the Company approved that effective on August 1, 2020 until August 1, 2021, each independent director, namely Jeffrey Guzy and Jeffrey Postal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be additional to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee.

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

Royalty expense related to this Licensing Agreement for the years ended December 31, 2020 and 2019, was $0.

Public Relations Agreement

On September 27, 2018, the Company executed a public relations services agreement with Max Borges Agency, (“MBA”), a full – service public relations and communications agency with offices in Miami and San Francisco. The Company entered into the Agreement to obtain assistance from a nationally recognized firm, specializing in the development of product branding, marketing and launching of technology products. The agreement was effective on October 1, 2018 with an initial 180-day term, which either party can cancel with 60 days advanced notice in writing on or after the 120th day of the effective date. MBA would receive a monthly fee of $11,250 and $476 subscription fee due on the first of each month.

During 2019 both Companies agreed to temporarily pause the MBA agreement for specific months and in May 2019  the engagement restarted with the same statement of work and terms as originally agreed.

On January 21, 2020, the Company provided MBA with 60 days cancellation notice and the agreement ended March 31, 2020.

During the three months ended March 31, 2020, the Company incurred $33,750 of services fees and $952 of subscription fees. As the agreement has been cancelled there will be no further charges for this project.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

Legal Matters

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

NOTE 6 - STOCK TRANSACTIONS

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

As of December 31, 2020, there were 990,000 stock options outstanding, and 780,000 stock options vested. The stock options have a weighted average expense price of $0.435.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the stock options granted. The following weighted average assumptions were used in the fair value calculations during the year ended December 31, 2019:

Risk free interest rate – 1.53 – 1.73%
Expected term – 5 to 10 years
Expected volatility of stock – 500%
Expected dividend yield – 0%
Suboptimal Exercise Behavior Multiple – 2.0
Number of Steps – 150

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the stock options granted. The following weighted average assumptions were used in the fair value calculations during the year ended December 31, 2020:

Risk free interest rate – 0.21% – 0.55%
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

For the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense of $28,068 and $40,707, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $10,015 will be recognized for these options in 2021.

The following table sets forth the Company’s stock options outstanding as of December 31, 2020 and 2019 and activity for the years then ended.

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2019	970,001	$0.435	$0.308	2.77	$(272,570)
Granted	210,000	0.435	0.210	4.84	(64,050)
Exercised	-	-	-	-	-
Forfeited/expired	(180,001)	0.435	0.283	-	54,900
Outstanding,December 31, 2019	1,000,000	0.435	0.284	2.88	(305,000)

Granted	210,000	0.435	0.080	6.27	-
Exercised	-	-	-	-	-
Forfeited/expired	(220,000)	0.435	0.179	-	83,820
Outstanding,December 31, 2020	990,000	$0.435	$0.264	3.07	-

Vested/exercisable at December 31, 2019	790,000	$0.435	$0.314	2.36	$(240,950)
Vested/exercisable at December 31, 2020	780,000	$0.435	$0.314	2.60	$-

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.435	10,000	0.50	$.435	10,000
$.435	10,000	3.00	$.435	10,000
$.435	10,000	4.50	$.435	10,000
$.435	10,000	4.60	$.435	10,000
$.435	100,000	0.60	$.435	100,000
$.435	10,000	5.60	$.435	10,000
$.435	200,000	1.60	$.435	200,000
$.435	10,000	6.60	$.435	10,000
$.435	200,000	2.60	$.435	200,000
$.435	10,000	7.60	$.435	10,000
$.435	200,000	3.60	$.435	200,000
$.435	10,000	8.60	$.435	10,000
$.435	200,000	4.60	$.435	-
$.435	10,000	9.60	$.435	-

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company's Board of Directors authorized the Company to implement a stock repurchase plan for up to $750,000 worth of shares of the Company's outstanding common stock. The stock purchases can be made in the open market, structured repurchase programs, or in privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased will be at the discretion of management and will depend on several factors including the price of the Company's common stock, market conditions, corporate developments and the Company's financial condition. The repurchase plan may be discontinued at any time at the Company's discretion.

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

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
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

On September 23, 2019, the Company signed a revised stock Purchase Plan to reflect an extension of the plan to repurchase up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan.

On March 30, 2020, Wilson Davis & CO., Inc., advised the Company that 750,000 of the Company’s Common Stock had been repurchased to complete the authorized Purchase Plan.

On June 10, 2020, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2021. Since the Board of Director approval there have been no further repurchase of the Company’s Common Stock during 2020 and further Stock repurchases have been placed on hold in order to conserve cash during the COVID-19 pandemic.

As of December 31, 2020 a total of 750,000 of the Company’s Common Stock has been repurchased at a total cost of $107,740.

For the year ended December 31, 2020 and 2019 respectively, 283,383 and 466,617 Common shares were repurchased at a cost of $36,333 in 2020 and $71,407 in 2019.

NOTE 7 - INCOME TAXES

As of December 31, 2020, the Company had federal and state net operating loss carry forwards of approximately $1,044,000 and $3,500,000, respectively. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year. The net deferred tax liability as of December 31, 2020 and 2019 was $260,000 and $0, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of $575,645 which was recorded in the first quarter 2020. The Company expects to carryback a portion of its 2020 NOL, for which it recorded a further net benefit of $286,433. In the third quarter 2020, the Company recorded a $21,222 net tax benefit for deferred tax liability adjustment related to goodwill impairment. For the year ended December 31, 2020, the Company has recorded $861,318 in net tax benefits.

Tax benefit for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
	Year Ended December 31,
	2020	2019
Tax benefit at U.S. statutory rate	$(629,108)	$(88,547)
State income taxes, net of federal benefit	(86,744)	(13,260)
Tax effect of foreign operations	119,558	(3,801)
Non-deductible items	57	792
NOL carryback rate difference	(329,618)	-
Valuation allowance	345,397	89.959
Other	(31,520)	(76)
Income tax benefit	$(611,978)	$(14,933)

The effective tax rate for the years ended December 31, 2020 and 2019, respectively, was 20.43% and 1.60% and the statutory tax rate was 24.46% in 2020 and 24.40% in 2019.

The income tax benefit for the years ended December 31, 2020 and 2019 consists of:

	2020	2019
Current:
Federal	$(874,000)	$-
State	2,000	1,000
Foreign	-	(4,000)
Deferred:
Federal	231,000	(11,000)
State	29,000	(1,000)
Income Tax Benefit	$(612,000)	$(15,000)

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:
	2020	2019
Deferred tax assets:
Net operating loss	$343,000	$416,000
Liabilities and reserves	28,000	25,000
Property and equipment and inventory	(1,000)	6,000
Stock options	62,000	85,000
Business interest expense limitation	1,000	-
Right of use asset	3,000	-
	436,000	532,000

Deferred tax liabilities:
Gain/loss on disposal	(9,000)	(9,000)
Intangible assets	(251,000)	(433,000)
Valuation allowance	(436,000)	(90,000)
	(696,000)	(532,000)
Net deferred tax assets and liabilities	$(260,000)	$-

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $260,000 is presented on the company’s balance sheet. The Company's valuation allowance increased by $345,397.

The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.

NOTE 8 - SUBSEQUENT EVENTS

Notes Payable to Officers, Directors and Related Parties

On January 4, 2021, the Company entered a Loan Agreement with Directors Stewart Wallach and Jeff Postal as joint lenders (the “Lenders”) whereby Lenders will make a maximum of Seven Hundred and Fifty Thousand Dollars and No Cents ($750,000) (principal) available as a credit line to the Company for working capital purposes.  As requested by the Company, funds will be advanced by the Lenders in tranches which must be at least for an amount of $25,000.

The term of the loan starts January 4, 2021 and ends June 30, 2021 (“Initial Period’). The Company may extend the Initial Period for an additional six consecutive months, ending December 31, 2021, under the same terms and conditions of the Initial Period, by providing written notice of the election to extend to the Lenders prior to the expiration of the Initial Period.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS (continued)

The Company may borrow and reborrow under the Agreement up to $750,000 and prepay wholly or partially the unpaid principal amount at any time and do so without pre-pay penalty or charge. The unpaid principal amount and all accrued interest is due and payable in full at the end of the Initial Period or expiration of the extended date, being December 31, 2021 (the “Maturity Date”), in a single lump sum balloon payment. The Company may unilaterally extend the Maturity Date for sixty days upon written notice delivered to Lenders on or prior to the Maturity Date.

Interest shall accrue on the unpaid balance of all advances at a simple annual interest rate of One Percent (1%) based on a 360-day year and will be due and payable in full, in the single lump sum payment on the Maturity Date.

The Company will provide the Lenders with a completed and signed promissory note for each advance funded, within 3 business days after receipt of the amount loaned.

In consideration for the Lenders providing the loan under this Agreement for the Initial Period and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company shall issue to the Lenders the following securities 7,500 shares of the Company’s Series B-1 Convertible Preferred Stock (“Preferred Shares”) issued to each Lender. The Preferred Shares shall have the appropriate restrictive legends. Each Preferred Share converts into 66.66 shares of Common Stock at option of Lender.

If the Company elects to extend the Initial Period for a further 6 consecutive months, the Company must issue to the Lenders, 500,000 shares of the Company’s common stock, $0.0001 par value per share, issued to each Lender. The Company will cause a stock certificate to be issued to each Lender with the appropriate restrictive legends.

As of the filing date of this report there have been no proceeds received by the Company from this loan facility.

Consulting Agreements

On January 1, 2021, the  sales operations consulting agreement with George Wolf, was further extended, whereby Mr. Wolf will be paid $13,750 per month from January 1, 2021 through December 31, 2021.

Effective January 1, 2021 through March 31, 2021, payment for fifty percent or $6,875 of the monthly consulting fee or approximately $20,625 for the effective period, will be deferred until later in 2021.

Employment Agreements

Effective January 1, 2021 through March 31, 2021, compensation payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary or approximately $40,589 and $25,771, respectively, will be deferred until later in 2021.

Liquidity and Going Concern

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The term of the loan started January 4, 2021 and ends June 30, 2021 (“Initial Period’). The Company may extend the Initial Period for an additional six consecutive months, ending December 31, 2021, under the same terms and conditions of the Initial Period, by providing written notice of the election to extend to the lenders prior to the expiration of the Initial Period. The Company may borrow and reborrow under the agreement up to $750,000 and prepay wholly or partially the unpaid principal amount at any time and do so without pre-pay penalty or charge. The unpaid principal amount and all accrued interest is due and payable in full at the end of the Initial Period or expiration of the extended date, being December 31, 2021 (the “Maturity Date”).

Income Taxes

As of December 31, 2020, the Company had an income tax refundable of approximately $861 thousand of which approximately $576 thousand income tax and  $10.4 thousand of interest was refunded on February 3, 2021.