Form 10-K/A
period 2020-12-31
CAPSTONE COMPANIES, INC.
filed 2021-04-09
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment Number One
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

(954) 252-3440 extension 313
(Small business issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Trading	Name of each exchange on which registered	Symbol(s)
NONE	--------	--------

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No x

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes x No __
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company.  See definitions of "large, accelerated filer", "accelerated filer", "emerging growth company" and "smaller reporting Company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

This Amendment Number One to the Form 10-K/A (“Amendment”) is being filed to provide additional information about management in Part III, Item 10 and to correct a filing dates for Form 5’s in Part III, Item 10. This Amendment speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page and Item 10 of Part III. No other information included in the Form 10-K, including the other information set forth in Part I and Part II, has been modified or updated in any way.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information about Executive Officers and Directors

STEWART WALLACH, age 69, is the Chief Executive Officer and President of the Company since April 23, 2007, a director of the Company since September 22, 2006,  and the founder and Chief  Executive  Officer and Chairman of the Board of  Capstone  Industries, Inc., a wholly owned subsidiary and principal operating subsidiary of the Company,  since  September 20, 2006.  Mr. Wallach is an American entrepreneur and has founded and operated a number of successful businesses over his 35-year career. Over the past 15 years, Mr. Wallach has been focused on technology-based companies in addition to consumer product businesses, the field in which he has spent most of his career.  Prior to founding Capstone Industries, Inc., he sold Systematic Marketing, Inc., which designed, manufactured and  marketed automotive  consumer products  to mass  markets,  to Sagaz  Industries,  Inc.,  a leader in these categories.  He served as President of Sagaz Industries, Inc. for 10 years before forming Capstone Industries, Inc. In 1998, Mr. Wallach co-founded Examsoft Worldwide, Inc. ("Examsoft"), which developed and delivered software  technology  solving security   challenges  of  laptop-based   examinations  for  major   educational institutions  and  state  bar  examiners. Mr. Wallach remained chairman of Examsoft until it was acquired in late 2009. Mr. Wallach has designed and patented a number of innovations over the span of his career and has been traveling to China establishing manufacturing and joint venture relationships since the early 1980s.

JAMES "GERRY" MCCLINTON, age 65.  Mr. McClinton was appointed as a director of the Company on February 5, 2008. He is currently the Interim Chief Financial Officer and Chief Operating Officer of the Company and its Capstone Industries, Inc. subsidiary.  His prior work experience is: (a) President of Capstone Industries, Inc. (2005 -2007); (b) General Manager of Capstone Industries, Inc. (2000-2005); (c) Held senior officer positions with Sagaz Industries, Inc. (1990-2000); and (d) Chief Financial Officer, Firedoor Corporation, a national manufacturer of security and fire doors to the construction industry (1980-1990).  Mr. McClinton received a designation from The Royal Institute of Cost and Management Accountants ("I.C.M.A."), University of Northern Ireland, Belfast, United Kingdom.

DR. JEFFREY POSTAL, age 64, has served as a director of the Company since January of 2004. Dr. Postal presently is a businessman and entrepreneur in the Miami, Florida region. Dr. Postal owns, founded or funded numerous successful businesses over the last few years, including but not limited to: Sportacular Art, a company that was licensed by the National Football League, Major League Baseball and National Hockey League to design and manufacture sports memorabilia for retail distribution in the U.S; Co-Owner of Natures Sleep, LLC, a major distributor of Visco Memory Foam mattresses, both nationally and internationally; Dr. Postal is a Partner in Social Extract, LLC, a Social Media company offering consulting services to many major companies in the U.S.; Dr. Postal is the principal investor of Postal Capital Funding, LLC, a private investment fund whose mission is to find undervalued/under capitalized companies and extend funding to them in exchange for equity and/or capital consideration; and Dr. Postal is the founder of Datastream Card Services, a company that provides innovative billing solutions to companies conducting business on the internet.

LARRY SLOVEN, age 71.  Mr. Sloven was appointed as a director on May 3, 2007.  A U.S. Citizen, Mr. Sloven resided in Hong Kong for over 18 years.  He is a member of the American Chamber of Commerce in Hong Kong. He just finished a five-year term as a Director of the American Club in Hong Kong and chaired the Development Committee which was responsible for re-engineering five major multi-million dollar re-development projects for the premier club in Asia. Mr. Sloven's company was a product development and purchasing agent for Capstone Companies, Inc., and was the purchasing agent for Dick's Sporting Goods, Inc. chain.  He also helped develop private label hardware and accessory line for now defunct Circuit City, Inc. and a camcorder and cellular phone battery line for Spectrum Brands, Inc.  (formerly, "Rayovac Corp."). In 1993, Mr. Sloven helped set up a joint venture factory producing cellular battery packs for AT&T along with the first cellular alkaline battery pack for Duracell.  He participated in the outsourcing of the production of the one-hour NMH-fast charger for the Duracell Corporation.  In the mid 1990's, he helped set up a joint venture with Rayovac Corp. and the largest alkaline consumer battery factory in China. Mr. Sloven also assisted in the outsourcing of video games for Atari, Inc., and arranging for Chinese manufacture of The Stanley Works' garage door motors and products.
JEFFREY GUZY: Mr. Guzy, aged 69, was appointed to the Company's Board of Directors on May 3, 2007.   He serves as Chairman and Chief Executive Officer of CoJax Oil and Gas Corporation, an SEC reporting company. Mr. Guzy is an outside director of Leatt Corporation, an SEC reporting company. Mr. Guzy served, from October 2007 to August 2010 as President of Leatt Corporation. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Industries (OTC.CAPC) a public corporation. He serves as an independent director and chairman of the audit committee of Purebase Corporation (OTC.PUBC) a public company.
There are no agreements or understandings for any of our executive officers, directors or significant employees to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.
Qualifications, Attributes, Skills and Experience Represented on the Board. The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of our current needs and business priorities. The Board believes that each director is a recognized person of high integrity with a proven record of success in his field. Each director demonstrates innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to the business and operations of the Company. In addition to the foregoing qualifications, the Board has assessed the intangible qualities including the director's ability to ask difficult questions and, simultaneously, to work collegially. The Board also considers diversity of age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.
Name	Title	Qualifications
Stewart Wallach	Chairman of the Board and Chief Executive Officer
He has extensive experience in executive management of companies.
He has experience in growing operations and merger and acquisition transactions.
He has extensive experience in arranging the design, development and production of products in foreign nations for shipment and sale in the U.S. and conducting business abroad.
His experience provides insight for the implementation of effective operational, financial and strategic leadership of the Company.

James McClinton	Chief Financial Officer and Director
He has a degree in accounting.
He has prior practical experience in corporate accounting.
He has executive operational experience, including acting as a chief financial officer.
His invaluable experience in finance and accounting provides insight for the implementation of effective operational, financial and strategic leadership of the Company.

Jeffrey Postal	Director	He has extensive experience in investing in companies. He has extensive experience in management and business, He has experience growing a company and mergers and acquisitions.
Larry Sloven	Director	He has extensive experience in conducting business in foreign nations and international business, especially China and Southeast Asia, and he brings this valuable experience to the Board.
Jeffrey Guzy	Director
Through his MBA in Strategic Planning & Management and his knowledge of U.S. capital markets, Mr. Guzy provides invaluable guidance and perspective to the Board.
He serves and has served as an officer and director of public companies and worked for large corporations in business development. He brings this experience to the Board.

Delinquent Section 16(a) Reports~~.~~

The Board of Directors approved the annual grant of stock options to Jeffrey Guzy and Jeffrey Postal, both directors of Company, and Aimee Gaudet Brown, an officer of the Company.  For each of the stock options: the grant date is August 5, 2020, the exercise period is August 6, 2020 to August 5, 2021 and the exercise price is $0.435 per share.  The Form 5 for Mr. Postal and Ms. Gaudet Brown were filed on 31 March 2021 and the Form 5 for Mr. Guzy was filed on April 8, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Capstone Companies, Inc.

Dated: April 8, 2021

By: /s/ Stewart Wallach
Stewart Wallach, Chief Executive Officer
(principal executive officer)

By: /s/ James McClinton
James McClinton, Chief Financial Officer
(principal financial officer)