Form 10-Q
period 2021-03-31
CAPSTONE COMPANIES, INC.
filed 2021-05-17
CIK 814926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

(954) 252-3440
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [__] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2021 is as follows: 48,793,031 shares of Common Stock, $0.0001 par value per share. The issuer’s common stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

EXPLANATORY NOTE

As used in this Form 10-Q Quarterly Report (Form 10-Q Report)) for the fiscal period ending March 31, 2021, “COVID-19” refers to Coronavirus/COVID 19, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO” on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) by COVID-19. COVID-19 pandemic has had a significant, adverse economic disruption in the United States and China, especially the locality of the offices of Capstone Companies, Inc. and its subsidiaries and the Chinese original equipment manufacturers or “OEMs” of the products sold by Capstone Companies, Inc. The products sold by Capstone Companies, Inc. are primarily sold by traditional brick-and-mortar retailers and COVID-19 pandemic significantly, adversely impacted those retailers and our sale of traditional LED products. We have developed a new product line for internet connected surfaces, like smart mirrors, (“Connected Surface”) for residential use, but this new product line as a replacement core product line for the LED lighting products, had not shipped as of March 31, 2021 but is scheduled to ship in the second quarter ending June 20, 2021. The marketing launch of the initial products of the Connected Surface program began in February 2021. The impact of COVID-19 pandemic on the Company’s business and financial performance has been significant and ongoing and, coupled with the development of the Connected Surface product line, has placed a significant financial strain on Capstone Companies, Inc. Despite the ramped up vaccination program in the United States and its beneficial impact on the adverse effects of the COVID-19 pandemic, the threat of new mutations or variants of the virus creates the specter of a vaccine-resistant strain and a future waive of economic disruption from a new wave of pandemic infections.

CAPSTONE COMPANIES, INC.
Quarterly Report on Form 10-Q
Three Months Ended March 31, 2021

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
Assets:	(Unaudited)
Current Assets:
Cash	$1,461,968	$1,223,770
Accounts receivable, net	167,102	120,064
Inventories	8,775	8,775
Prepaid expenses	67,787	75,622
Income tax refundable	285,673	861,318
Total Current Assets	1,991,305	2,289,549

Property and equipment, net	52,388	54,852
Operating lease – right of use asset	143,950	158,504
Deposit	25,560	25,560
Goodwill	1,312,482	1,312,482
Total Assets	$3,525,685	$3,840,947

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$971,366	$825,690
Operating lease – current portion	64,967	63,307
Total Current Liabilities	1,036,333	888,997

Long-Term Liabilities:
Operating lease – long-term portion	90,882	107,690
Deferred tax liabilities-long-term	259,699	259,699
Total Long-Term Liabilities	350,581	367,389
Total Liabilities	1,386,914	1,256,386

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	-	-
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued 15,000 shares at March 31, 2021	2	-
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	-	-
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, `outstanding 46,296,364 shares at March 31, 2021 and 46,296,364 shares at December 31, 2020	4,630	4,630
Additional paid-in capital	7,106,522	7,053,328
Accumulated deficit	(4,972,383)	(4,473,397)
Total Stockholders' Equity	2,138,771	2,584,561
Total Liabilities and Stockholders’ Equity	$3,525,685	$3,840,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenues, net	$438,423	$148,977
Cost of sales	(309,776)	(114,821)
Gross Profit	128,647	34,156

Operating Expenses:
Sales and marketing	4,180	211,973
Compensation	352,079	376,675
Professional fees	127,224	130,530
Product development	26,892	51,614
Other general and administrative	103,122	144,366
Goodwill impairment charge	-	290,059
Total Operating Expenses	613,497	1,205,217

Operating Loss	(484,850)	(1,171,061)

Other Income (Expense):
Other income	10,362	-
Other expense	(24,498)	-
Net Other Income (Expense)	(14,136)	-

Loss Before Tax Benefit	(498,986)	(1,171,061)

Benefit for Income Tax	-	(573,685)

Net Loss	$(498,986)	$(597,376)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	46,296,364	46,463,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020
(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2020	-	$-	-	$-	-	$-	46,296,364	$4,630	$7,053,328	$(4,473,397)	$2,584,561

Stock options for compensation	-	-	-	-	-	-	-	-	4,200	-	4,200
Stock issued to Director’s for loan	-	-	15,000	2	-	-	-	-	48,994	-	48,996
Net Loss	-	-	-	-	-	-	-	-	-	(498,986)	(498,986)
Balance at March 31, 2021	-	$-	15,000	$2	-	$-	46,296,364	$4,630	$7,106,522	$(4,972,383)	$2,138,771

Balance at December 31, 2019	-	$-	-	$-	-	$-	46,579,747	$4,658	$7,061,565	$(2,089,581)	$4,967,642
Stock options for compensation	-	-	-	-	-	-	-	-	8,925		8,925
Repurchase of shares	-	-	-	-	-	-	(283,383)	(28)	(36,305)	-	(36,333)
Net Loss	-	-	-	-	-	-	-	-	-	(597,376)	(597,376)
Balance at March 31, 2020	-	$-	-	$-	-	$-	46,296,364	$4,630	$7,034,185	$(2,686,957)	$4,351,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(498,986)	$(597,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,464	6,074
Stock based compensation expense	4,200	8,925
Non-cash stock issued to Director’s for loan	24,498	-
Non-cash lease expense	14,554	13,583
Goodwill impairment charge	-	290,059
Provision for deferred income tax	-	172,287
Increase in accounts receivable, net	(47,038)	(56,515)
Decrease in inventories	-	11,392
Decrease in prepaid expenses	32,333	42,199
Decrease in deposits	-	34,874
Increase in accounts payable and accrued liabilities	145,676	201,752
(Increase) decrease in income tax refundable	575,645	(745,972)
(Decrease) in operating lease liabilities	(15,148)	(7,807)
Net cash provided by (used in) operating activities	238,198	(626,525)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(15,739)
Net cash used in investing activities	-	(15,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of shares	-	(36,333)
Net cash used in financing activities	-	(36,333)

Net Increase (decrease) in Cash	238,198	(678,597)
Cash at Beginning of Period	1,223,770	3,131,249
Cash at End of Period	$1,461,968	$2,452,652

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stocks issued to Directors for prepaid loan fee	$24,498	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC”), a Florida corporation and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we”, “our” or “us”), is presented to assist in understanding the Company's consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2021 and results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the SEC on March 31, 2021.

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

In response to COVID-19 and Centers for Disease Control (‘CDC”) guidelines,  the Company has practiced the following actions since March 2020:
•	Followed the CDC guidelines for social distancing and safe practices.
•	Placed restrictions on business travel for our employees.
•	Modified our corporate and division office functions to allow employees to work remotely and attend the office on a rotating schedule.

While all the above-referenced steps were appropriate considering COVID-19, they impacted the Company’s ability to operate the business in its ordinary and traditional course.

Our business operations and financial performance for the period ended March 31, 2021 continued to be adversely impacted by COVID-19. As of March 31, 2021 net revenue was $438 thousand as compared to $149 thousand in the same period 2020, which was also significantly impacted by the start of the pandemic last year. The net loss for the quarters ended March 31, 2021 and 2020 was approximately $499 thousand and $597 thousand, respectively.

Net revenue for the period continued to be driven by the uncertainty felt by retail buyers as to the impact on the retail market of COVID-19 and its overall long-term negative impact on the U.S. economy. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the impact of the global pandemic on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and these systems are now ready to launch and ship its Smart Mirror product in the second quarter 2021.  Prior to 2021, the Company relied on brick and mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon.

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

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of March 31, 2021. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended March 31, 2021 as the fair value of the reporting unit exceeded the carrying amount based on the Company’s market capitalization.

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refundable of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021 leaving approximately $286 thousand remaining balance to be refunded as of March 31, 2021.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The COVID-19  pandemic resurgence in many states or emergence of new vaccine-resistant strains of the virus could have a continuing negative impact on the brick and mortar retail sector, with consumers’ unwilling to visit retail stores, causing reduced consumer foot traffic and consumer spending. However, with a successful relaunch of the Smart Mirror portfolio using the online retail platform, the Company will not be as dependent on Big Box retailers for our revenue streams as in previous years.

During the period ended March 31, 2021, the Company generated approximately $238 thousand of cash despite a net operating loss of $499 thousand. As of March 31, 2021, the Company had working capital of approximately $955 thousand and an accumulated deficit of $5.0 million. The Company’s cash balance as of March 31, 2021 was $1.5 million.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term loan ends June 30, 2021 (“Initial Period’) but the Company has the option to extend the Initial Period for an additional six consecutive months, ending December 31, 2021. The unpaid principal amount and all accrued interest at 1% is due and payable in full at the end of the Initial Period or expiration of the extended date, being December 31, 2021 (the “Maturity Date”). As of March 31, 2021, the $750,000 credit line was fully available.

Since the termination of the factoring agreement with Sterling National Bank, the Company has been in discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

During the period ended March 31, 2021, the Company has been in discussions with an investor group that on April 5, 2021 made an equity investment in the Company that will provide sufficient funding to purchase the initial Smart Mirror rollout inventory. Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

As previously reported on Form 8-K dated April 6, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”).  The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital (See Note 7). The Company will most likely need additional outside funding in fiscal year 2021 to support the company critical launch of the Smart Mirror product line.

At March 31, 2021, the Company remained debt free, except for accounts payable and accrued liabilities, had a cash balance of $1.5 million and an available credit facility of $750,000.

The Company’s factory suppliers in Thailand and China are functioning and shipping orders. However with the resurgence of the COVID-19 pandemic certain parts of the United States,  reluctance of certain segments of the American population to get vaccinated and the threat of vaccine resistant strains of the virus, the future impact on the retail marketplace remains uncertain, which places uncertainty on the timing of the Company’s new retail programs that are planned to be introduced later in the year, which could result in further reduced revenue and continued losses.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Nature of Business

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Since the beginning of fiscal year 2007, the Company through CAPI has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company has developed a smart interactive mirror for residential use as a variant line for its lighting products, which was launched at the Consumer Electronics Show in early 2020 but its release to the retail market has been delayed due to product development delays at our suppliers, resulting from the impact of COVID-19 pandemic. The development of the smart interactive mirror or “Smart Mirrors” is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands. The Smart Mirrors launch was announced in February 2021, but product has not shipped as of March 31, 2021.

The Company’s products are typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these condensed consolidated financial statements, the Company’s future product development effort is focused on the Smart Mirrors category because the Company believes, based on Company’s management understanding of the industry, the Smart Mirrors have the potential for greater profit margin than the Company’s historical LED consumer products. Technological developments and changes in consumer tastes could alter the perceived potential and future viability of Smart Mirrors as a primary product. Aggressive marketing and pricing by larger competitors in the smart mirror market could also adversely impact the Company’s efforts to establish Smart Mirrors as its core product line.  The Company may change its product development strategies and plans as economic conditions and consumer tastes change, which condition and changes may be unforeseeable by the Company or may be beyond the ability of the Company to timely or at all adjust its strategic and product development plans.

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

As of March 31, 2021 and December 31, 2020, accounts receivable had not been collateralized against debt.

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

As of March 31, 2021 and December 31, 2020, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the components of Accounts Receivable, net:
	March 31,	December 31,
	2021	2020
Trade Accounts Receivables at period end	$244,204	$197,166
Reserve for estimated marketing allowances, cash discounts and other incentives	(77,102)	(77,102)
Total Accounts Receivable, net	$167,102	$120,064

The following table summarizes the changes in the Company’s reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:
	March 31,	December 31,
	2021	2020
Balance at beginning of the year	$(77,102)	$(263,092)
Accrued allowances	-	-
Reclassification of allowance from accounts receivable to accounts payable and accrued liabilities	-	173,426
Expenditures	-	12,564
Balance at year-end	$(77,102)	$(77,102)

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

Inventory

The Company's inventory, which consists of finished LED lighting products for resale by Capstone, is recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the period ended March 31, 2021 and 2020, inventory write downs were $0 for each period. As of March 31, 2021, and December 31, 2020, respectively, the inventory was valued at $8,775 for each period.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of March 31, 2021 and December 31, 2020, prepaid expenses were $43,289 and $75,622, respectively.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“Capstone”). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As a result of the economic uncertainties caused by the COVID-19 pandemic during the quarter ended March 31, 2021, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the period ended March 31, 2021. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying consolidated balance sheets:
	March 31,	March 31,
	2021	2020
Balance at the beginning of the period	$1,312,482	$1,936,020
Impairment charges	-	(290,059)
Balance at March 31, 2021	$1,312,482	$1,645,961

	March 31,	December 31,
	2021	2020
Balance at the beginning of the period	$1,312,482	$1,936,020
Impairment charges	-	(623,538)
Balance at March 31, 2021	$1,312,482	$1,312,482

With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods. The Company’s stock is deemed a “penny stock” under Commission rules.

The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization which utilizes level 1 inputs.

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
Level 3: Significant unobservable inputs.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of March 31, 2021 and 2020. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2021 and 2020, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 1,989,900 and 900,000, respectively.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$141,900	32%	$48,303	32%
Lighting Products-International	296,523	68%	100,674	68%
Total Revenue	$438,423	100%	$148,977	100%

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

The Company selectively supports retailer's initiatives to maximize sales of the Company's products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $7.5 thousand and $30.8 thousand for the periods ended March 31, 2021 and 2020, respectively.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table summarizes the changes in the Company's product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying March 31, 2021 and December 31, 2020 balance sheets:
	March 31,	December 31,
	2021	2020
Balance at the beginning of the period	$56,465	$247,850
Amount accrued	627	46,322
Payments and credits	(2,849)	(237,707)
Balance at period-end	$54,243	$56,465

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $4,010 and $188,808 for the three months ended March 31, 2021 and 2020, respectively.

Product Development

Our research and development team located in Hong Kong working with our designated factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred. With the reduction of revenue during 2020 resulting from the impact of the COVID-19 pandemic and combined with the transfer of manufacturing to Thailand, CIHK eliminated several operational support positions in China.

For the three months ended March 31, 2021 and 2020, research and development expenses were $26,892 and $51,614, respectively.

Shipping and Handling

The Company's shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $170 and $13,782 for the three months ended March 31, 2021 and 2020, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of March 31, 2021 and December 31, 2020, respectively:
	March 31,	December 31,
	2021	2020
Accounts payable	$352,740	246,158
Accrued warranty reserve	54,243	56,465
Accrued compensation and deferred wages, marketing allowances, customer deposits and other liabilities	564,383	523,067
Total accrued liabilities	618,626	579,532
Total	$971,366	825,690

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

Stock-based compensation expense recognized during the periods ended March 31, 2021 and 2020 was $4,200 and $8,925, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations, valuation of inventories, tax related contingencies, valuation of stock-based compensation, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Historically, past changes to these estimates have not had a material impact on the Company’s financial statements. However, circumstances could change, and actual results could differ materially from those estimates.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation ("FIDC") insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of March 31, 2021 and December 31, 2020, the Company has approximately $660.5 thousand and $431.3 thousand, respectively, in excess of FIDC insurance limits.

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

Major Customers

The Company had two customers who comprised 47% and 32%, respectively, of net revenue during the three months ended March 31, 2021 and two customers who comprised 82% and 18% of net revenue during the three months ended March 31, 2020. The loss of these customers would adversely impact the business of the Company.

For the three months ended March 31, 2021 and 2020, approximately 68% and 68%, respectively, of the Company's net revenue resulted from international sales.

As of March 31, 2021, approximately $83 thousand or 50% of net accounts receivable was from one customer and approximately $71 thousand or 42% came from a second customer. As of December 31, 2020, approximately $120.1 thousand or 100% of accounts receivable was from one customer.

Major Vendors

The Company had two vendors from which it purchased 47% and 31%, respectively, of merchandise during the three months ended March 31, 2021, and two vendors from which it purchased 66% and 18%, respectively, of merchandise during the three months ended March 31, 2020. The loss of these suppliers could adversely impact the business of the Company.

As of March 31, 2021, approximately $159 thousand or 45% of accounts payable was due to two vendors. As of December 31, 2020, approximately $115 thousand or 47% of accounts payable were due to one vendor.

NOTE 3 – NOTES PAYABLE

Sterling National Bank

On July 31, 2020 the credit facility at Sterling National Bank was terminated. The Company has retained its cash operating account at Sterling National Bank.

NOTE 3 – NOTES PAYABLE (continued)

The Company has been in discussions with alternate sources of funding, that can provide finance options that are more suitable to the e-commerce business model that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future or that we will secure affordable funding. The decline in the financial condition and performance of the Company in fiscal year 2020 has adversely impacted efforts to find traditional bank financing.

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

The Company used the proceeds for purposes consistent with the PPP. The Company submitted a loan forgiveness application with the Small Business Administration (“SBA’) on September 16, 2020, which was accepted by the bank and processed to the SBA. . On October 30, 2020, the SBA notified the Company that the PPP loan principal of $89,600 and $428 of accumulated interest had been fully forgiven which was recorded in Other Income on the Consolidated Statement of Operations for the year ended December 31, 2020.

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

On January 21, 2021, the Company submitted a PPP2 loan application for $139,350 through our bank’s loan processor for consideration by the SBA and is still pending approval as of the filing date of this report.

The unforgiven portion of the PPP2 loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. If approved, the Company will use the proceeds for purposes consistent with the PPP forgiveness rules.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Notes Payable to Officers, Directors and Related Parties

For the periods ended March 31, 2021 and December 31, 2020, there have been no outstanding loan balances with a Company Officer, Director or related parties and the Company had $0 notes payable to officers, directors and related parties.

On December 31, 2020, the Board of Directors approved and authorized James McClinton, the Company’s Chief Financial Officer to sign a Loan Agreement with Directors Stewart Wallach and Jeff Postal as joint lenders (the “Lenders”) whereby Lenders would make a maximum of Seven Hundred and Fifty Thousand Dollars and No Cents ($750,000) (principal) available as a short-term credit line to the Company for working capital purposes.

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES (continued)

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The term of the loan started January 4, 2021 and ends June 30, 2021 (“Initial Period’). The Company may extend the Initial Period for an additional six consecutive months, ending December 31, 2021, under the same terms and conditions of the Initial Period, by providing written notice of the election to extend to the lenders prior to the expiration of the Initial Period. The Company may borrow and reborrow under the agreement up to $750,000 and prepay wholly or partially the unpaid principal amount at any time and do so without pre-pay penalty or charge. The unpaid principal amount and all accrued interest is due and payable in full at the end of the Initial Period or expiration of the extended date, being December 31, 2021 (the “ Extended Maturity Date”).

Interest shall accrue on the unpaid balance of all loan advances at a simple annual interest rate of one percent (1%) (“Interest”) based on a 360 day year.  Accrued and unpaid Interest on principal will be due and payable in full on the Maturity Date or Extended Maturity Date, as the case may be.

In consideration for the Lenders allowing for loan advances under this agreement, a below market rate of interest and the loan made on an unsecured basis and as payment of a finance fee for the loan, the Company issued a total of seven thousand five hundred shares of Company’s Series B-1 Convertible Preferred Stock, $0.0001 par value per share, (“Preferred Shares”) to each of the Lenders (the “Finance Fee”). Each preferred share converts into 66.66 shares of common stock at option of Lender. The Preferred Shares and any shares of common stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of common stock to be issued upon conversion and the market price of the Company’s stock on the date the working capital loan agreement was executed. The Company will amortize the Finance Fee over the Initial Period of the agreement. During the period ended March 31, 2021, $24,498 of the Finance Fee was  recognized as expense and included in other expense on the condensed consolidated statements of operations. The remaining $24,498 has been included in prepaid expenses and will be expensed during the second quarter ending June 30, 2021.

As of March 31, 2021 there was $0 loan balance due and the Company has the full $750,000 credit line available to use.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

The Company's rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the period ended March 31, 2021 and 2020 amounted to $35,600 and $47,447, respectively. At the commencement date of the office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

Supplemental balance sheet information related to leases as of March 31, 2021 is as follows:
Assets
Operating lease - right-of-use asset	$143,950

Liabilities
Current
Current portion of operating lease	$64,967

Noncurrent
Operating lease liability, net of current portion	$90,882

Supplemental statement of operations information related to leases for the period ended March 31, 2021 is as follows:
Operating lease expense as a component of other general and administrative expenses	$17,460

Supplemental cash flow information related to leases for the period ended March 31, 2021 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating lease	$18,051

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	27

Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2021 are as follows:
Year	Operating Lease
2021 remaining nine months	$55,239
2022	75,492
2023	38,304
Total Minimum Future Payments	169,035
Less: Imputed Interest	13,184
Present Value of Lease Liabilities	$155,851

The Company had two short storage rentals with durations of less than twelve months which expired at varying times through December 31, 2020. For the three months ended March 31, 2021 and 2020, rent expense amounted to $749 and $4,522, respectively which is included in other general and administrative on the statements of operations.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

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

Effective September 1, 2020 through March 31, 2021, payment for fifty percent or $6,875 of the monthly consulting fee or approximately $48,125 for the effective period, was deferred until later in 2021.

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

Effective September 1, 2020 through March 31, 2021, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary or approximately $92,206 and $58,542 respectively, has been deferred until later in 2021.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES (continued)

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

During the three months ended March 31, 2020, the Company incurred $33,750 of services fees and $952 of subscription fees. As the agreement has been cancelled there have been no further charges for this project as of March 31, 2021.

NOTE 6 - STOCK TRANSACTIONS

Series “B-1” Preferred Stock

In 2009, the Company authorized 3,333,333 shares of Series B-1 preferred stock. The Series B-1 preferred stock are convertible into common shares, at a rate of 66.66 of common stock for each share of series B-1 convertible preferred stock. The par value of the Series B-1 preferred shares is $0.0001.

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal (“Lenders”). In consideration for the Lenders allowing for loan advances under the loan agreement, a below market rate of interest and the loan made on an unsecured basis, as payment of a finance fee for the loan, the Company issued a total of seven thousand five hundred shares of Company’s Series B-1 Convertible Preferred Stock, $0.0001 par value per share, (“Preferred Shares”) to each of the Lenders. Each preferred share converts into 66.66 shares of common stock at option of Lender. The Preferred Shares and any shares of Common Stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended (See Note 4).

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

As of March 31, 2021, there were 990,000 stock options outstanding, and 780,000 stock options vested. The stock options have a weighted average expense price of $0.435.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the periods ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense of $4,200 and $8,925, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $5,813 will be recognized for these options in 2021.

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

NOTE 6 - STOCK TRANSACTIONS (continued)

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

As of March 31, 2021 and December 31, 2020 a total of 750,000 of the Company’s Common Stock has been repurchased since the program was initiated at a total cost of $107,740.

NOTE 7- SUBSEQUENT EVENTS

Employment Agreements

Since September 1, 2020 through March 31, 2021, compensation payments equivalent to fifty percent of Mr. Wallach, Mr. McClinton and Mr. Sloven’s salary was deferred until later in 2021. Effective April 3, 2021, their salaries have been restored to previously approved levels. An amount of approximately $92.2 thousand, $58.5 thousand and $58.0 thousand respectively, has been deferred for future payment.

Consulting Agreements

Effective April 1, 2021, the sales operations consulting fee with G. Wolf was restored to the contract amount. Since September 1, 2020 through March 31, 2021, payment of fifty percent or $6,875 of the monthly consulting fee or approximately $48,125 for the effective period, had been deferred for future payment.

Directors Compensation

On May 6, 2021, the Company modified and approved the stock participation for each independent director, namely Jeffrey Guzy and Jeffrey Postal. Effective on August 6, 2021 until August 5, 2022, the directors pay value was approved at $15,000 each for the term.  Each director would  receive $750 per calendar month or $9,000 per term, as a Form 1099 compensation and the $6,000 balance  would be provided in stock options at the market value on August 6, 2021, minus a 20% discount, for their continued services as directors of the Company.

NOTE 7- SUBSEQUENT EVENTS (continued)

Stock Purchase Agreements

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares”) of its Common Stock, $0.0001 par value per share, (“Common Stock”) for an aggregate purchase price $1,498,000. The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended,(“Securities Act”). The $1,498,000 in proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, and the remainder for advertising and working capital. Under the SPA, each investor is granted five-year piggyback, ‘best efforts’ registration rights with no penalties. The Shares are ‘restricted securities” under Rule 144 of the Securities Act and are subject to a minimum six month hold period. Based on representations made to the Company, the five investors do not constitute a “group” under 17 C.F.R. §240.13d-3 and have purchased the Shares solely as an investment for each investor’s own account. No individual investor owns more than 2% of the issued and outstanding shares of Common Stock.

The Private Placement was required to raise needed working capital to purchase U.S. domestic inventory, to support the Company’s new Smart Mirror product line that will be sold online in the second quarter 2021.

The Company engaged Wilmington Capital Securities, LLC, a FINRA and SEC registered broker to act as a placement agent to assist to raise capital through a private placement from one or more accredited investors. As compensation for their services Wilmington was paid 7% of the gross proceeds or $104,860 as a placement fee and in addition on the closing date the Company shall issue to Wilmington warrants equal to 8%  the Securities issued or 199,733 warrants. The Warrants shall be a five (5) year warrant, exercisable at a price per share equal to 110% or $0.66 of the price per share paid by the Investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's  2020 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q quarterly report contains forward-looking statements that are contained principally in the sections describing our business as well as in "Risk Factors," and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest 2020 Annual Report. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q quarterly report should not place undue reliance on these forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

•
COVID-19 pandemic on our financial condition and operations, which could adversely affect our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, and the current, and uncertain future, other impacts of the COVID-19 pandemic outbreak, including its effect on the retail market place and the closure of retail stores and its effect on consumer confidence and on the ability or desire of consumers to purchase nonessential goods, which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, cash flows, liquidity, demand for consumer products and share price.

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

•	an impairment of our goodwill, in future reporting periods.
•	the risks and increased costs associated with operating internationally.
•	fluctuations in foreign currency exchange rates.
•	our expansion into and investments in new categories.
•	our inability to obtain adequate insurance coverage.
•	volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow.
•	our inability to recruit or retain qualified personnel or the loss of key personnel.
•	our inability to keep pace with developments in technology.
•	other factors are set forth under “Risk Factors” in our 2020 Annual Report.

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic outbreak. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown.

The Company is a "penny stock" company under Commission rules and the public stock market price for our Common stock is impacted by the lack of significant institutional investor and primary market maker support. Investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. Increases in the public market price of the Common Stock in first fiscal quarter of 2021 is not indicative of potential performance of the Common Stock in the public market.

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

(5)	"China" means People’s Republic of China.
(6)	"W" means watts.
(7)	References to "33 Act" or "Securities Act" means the Securities Act of 1933, as amended.
(8)	References to "34 Act" or "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(9)	"SEC" or "Commission" means the U.S. Securities and Exchange Commission.
(10)	"Subsidiaries" means Capstone Industries, Inc. ("CAPI"), Capstone International H.K Ltd., ("CIHK"), and Capstone Lighting Technologies, Inc. ("CLTL").
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31st.2020.
(12)	"LED" or "LED's" means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	"OEM" means "original equipment manufacturer."
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

Overview of our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a  designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The Company has global distribution including Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company ("CAPI"). Capstone International Hong Kong, Ltd., or "CIHK", was established to expand the Company's product development, engineering and factory resource capabilities. The Company has a history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Smart Mirrors.

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

In response to COVID-19 and Centers for Disease Control (‘CDC”) guidelines,  the Company has practiced the following actions since March 2020:
•	Followed the CDC guidelines for social distancing and safe practices.
•	Placed restrictions on business travel for our employees.
•	Modified our corporate and division office functions to allow employees to work remotely and attend the office on a rotating schedule.

While all the above-referenced steps were appropriate considering COVID-19, they impacted the Company’s ability to operate the business in its ordinary and traditional course.

Our business operations and financial performance for the period ended March 31, 2021 continued to be adversely impacted by COVID-19. As of March 31, 2021 net revenue was $438 thousand as compared to $149 thousand in the same period 2020, which was significantly impacted by the start of the pandemic last year. The net loss for the quarters ended March 31, 2021 and 2020 was approximately $499 thousand and $597 thousand, respectively.

 Net revenue for the period continued to be driven by the uncertainty felt by retail buyers as to the continuing impact on the retail market of COVID-19 and its overall long-term negative impact on the U.S. economy. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the impact of the global pandemic on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021. However, during the quarter ended March 31, 2021, the general U.S. economic indicators show significant signs of improvement including the consumer confidence index, Management believes that with the national vaccine inoculation program making major advances, and with increasing consumer confidence, states will continue to open their economies and consumer foot traffic will increase in brick and mortar retailers starting in mid-2021.

The Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and is now ready to launch shipping product by its online Smart Mirror business in the second quarter 2021.  Prior to 2021, the Company relied on brick and mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic, Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of March 31, 2021. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended March 31, 2021.

With the continuing uncertainties caused by the COVID-19 pandemic, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refundable of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021 leaving approximately $286 remaining balance to be refunded as of March 31,2021.

Despite the operation obstacles and delays that the COVID 19 pandemic has caused, we are progressing in our goals and intend to execute our organic growth strategy, which is designed to enhance our market presence and expand our customer base.

Goodwill Impairment

As a result of the economic uncertainties caused by the COVID-19 pandemic during the quarter ended March 31, 2021, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the period ended March 31, 2021. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required. For the quarter ended March 31, 2020, the Company recognized a goodwill impairment charge of $290,059.

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

The COVID-19 resurgence in many states could have a continuing negative impact on the brick and mortar retail sector with consumers’ unwilling to visit retail stores, causing reduced consumer foot traffic and consumer spending. However, with a successful launch of the Smart Mirror portfolio using the online retail platform, the Company will not be as dependent on Big Box retailers for our revenue streams as in previous years.

During the period ended March 31, 2021, the Company generated approximately $238 thousand of cash despite a net operating loss of $499 thousand. As of March 31, 2021, the Company had working capital of approximately $955 thousand and an accumulated deficit of $5.0 million.

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term loan started January 4, 2021 and ends June 30, 2021 (“Initial Period’). The Company may extend the Initial Period for an additional six consecutive months, ending December 31, 2021. The unpaid principal amount and all accrued interest is due and payable in full at the end of the Initial Period or expiration of the extended date, being December 31, 2021 (the “Maturity Date”).

Since the termination of its factoring agreement with Sterling National Bank, the Company has been in discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

During the period ended March 31, 2021, the Company has been in discussions with an investor group that on April 5, 2021 made an equity investment in the Company that will provide sufficient funding to purchase the initial Smart Mirror rollout inventory.

See Note 7 of the Condensed Consolidated Financial Statements at Stock Purchase Agreements of this Report.

As previously reported on Form 8-K dated April 6, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”).  The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital. The Company will most likely need additional outside funding in fiscal year 2021 to support the company critical launch of the Smart Mirror product line.

At March 31, 2021, the Company remained debt free, except for accounts payable and accrued liabilities, had a cash balance of $1.5 million and an available credit facility of $750,000.

The Company’s factory suppliers in Thailand and China are functioning and shipping orders. However with the resurgence of the COVID-19 pandemic in the United States, the future impact on the retail marketplace remains uncertain, which places uncertainty on the timing of the Company’s new retail programs that are planned to be introduced later in the year, which could result in further reduced revenue and continued losses.

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

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

Last year, the Company expanded its investment and commitment in Social Media marketing. With our Company’s plan to shift its focus to on-line commerce in the first half of 2021, its Social Media presence will be key to the Company’s growth initiatives. The analytics derived from testing various messaging on social media platforms (i.e., Facebook Ads, Google Ads) has validated consumer interest in the Smart Mirror program. Based on the results from the Smart Mirrors product rollout, the Company’s Social Media marketing efforts may be revised or expanded.  Additional capital may be required to fully exploit an effective Social Media and e-commerce effort to support the company-critical Smart Mirrors product launch.

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

The automobile segment leads the Smart Mirror industry as technology has imbedded into automobile mirrors. As of the date of this Form 10-Q Report, the Company’s Connected Surfaces products target the smart home segment.

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

Capstone's branding strategy was focused on establishing multiple trusted brands through licensing allowing for a broader reach into various channels. Capstone Lighting® (2008), Hoover® Home LED (2015) and Duracell® (2017) have contributed in the past to expanding the Company's retail position. Moreover, the knowledge of negotiating and managing such programs may prove beneficial for the Connected Surfaces portfolio.

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

Perceived Weaknesses

Capstone believes that its competitive weaknesses are:

It does not possess the business, marketing, and financial resources of larger competitors or the brand recognition or international markets and distribution channels of some of the larger competitors.

The Company’s products lines have been focused on consumer LED lighting and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Form 10-Q report. As a mature product line, LED business is a declining business line and revenue source.

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

The Company relies on OEM's located in Thailand and China, which have been impacted by the COVID-19 pandemic and the extent of the continuing economic impact of the COVID-19 pandemic is uncertain as of the date of this Form 10-Q report.

Capstone’s international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies.

Should the increased U.S. tariffs imposed on Chinese manufactured goods remain it may negatively impact demand and/or increase the cost for our products at retail.

While we have established new production capacity in Thailand, there is no final resolution of the U.S. / China trade dispute from which specific components are sourced. Developing a new, efficient OEM relationship in a new country takes time and effort to reach acceptable production efficiencies. We have only a short operational experience with Thai OEM’s and cannot predict long-term effectiveness of the relationship.

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

The product lines available as of the date of this 10-Q report are as follows:

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

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam's Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company's products through the internet as well as through retail storefronts and catalogs/mail order. In a post-COVID-19 pandemic environment, these distribution channels may be less valuable as distribution channels, especially for the Smart Mirrors product line.  The effective development of an e-commerce based approach to distribution of products may be critical to the future performance of the Company. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. CIHK assists the Company in placing more products into foreign market channels as well. The Company sold Capstone brand products to markets outside the U.S., including Australia, Japan, South Korea, and the United Kingdom. International sales for the quarter ended March 31, 2021 were $296.5 thousand or 68% of net revenue as compared to $100.7 thousand or 68% in the same quarter 2020. The Company's performance depends on a number of assumptions and factors.  Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company's initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features.  Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic.

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

The Company believes that it will provide retailers with a broader and more diversified portfolio of consumer products across product categories, which should add diversity to the Company's revenues and cash flows sources.  Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets.  The Company believes in its ability to serve retailers with an array of branded products and quickly introduce new products to continue to allow Capstone to further penetrate its existing customer bases, while also attracting new customers. The Company's primary, perceived challenge is creating sustained consumer demand for its products in a growing number of markets and attaining sustained profitability, which challenge is complicated by the cost of new product development and costs of penetrating new markets. An extensive product line, especially new product line, increases the investment in product development and, as such, increases operating overhead. This approach will require adequate funding to be effective and sustainable.  There is no assurance of the Company’s ability to provide such funding on an ongoing or sustained basis.

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

To the extent permitted by our current financial condition, we continue to make investments to expand our sales, marketing, technical applications support and distribution capabilities to sell our product portfolio. We also continue to make investments to promote and build market awareness of the products and brands we offer. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales agencies. Our independent sales agencies are paid a commission based upon sales made in their respective territories. Our sales agencies are recruited, trained and monitored by us directly. We will utilize an agency as needed to help us provide service to our retail customers as required. The sales agency agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days’ prior notice. Our international sales to divisions of U.S. based retailers are made by our in-house sales team. Other international sales are made by our Hong-Kong based CIHK staff.

The Company actively promotes its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show, but also relies on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities. This marketing effort will continue as a complement to the Social Media and e-commerce initiatives.

In the period ended March 31, 2021 and 2020, the Company had two customers who comprised approximately 79% and 100%, respectively, of net revenue. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

During last year, we utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, Capstone has launched a You Tube channel to host Smart Mirror videos and established a Twitter account. The Company has a Social Media presence on the following Social Media platforms:

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

Competitive Conditions

The Company operates in a highly competitive environment, both in the United States and internationally, in the lighting and smart mirror segments. The Company competes with large multinationals with global operations as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular categories.

Competition is influenced by technological innovation, brand perceptions, product quality, value perception, customer service and price. Over the past several years while the Company's focus has been on LED lighting, principal competitors include Energizer, Feit Electric and Jasco Products Co. (an exclusive licensee of General Electric Company). The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Sam’s/Wal-Mart offer lighting as part of their private branded product lines. Many of the Company's competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach. Competitors with greater resources could undermine Capstone's expansion efforts by marketing campaigns targeting its expansion efforts or price competition.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. Smart mirrors and other connected surface products are an emerging industry and the Company may be unable to develop or license emerging new technologies that are dominant.

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

With trends and technology continually evolving, and subject to adequate and affordable funding, Capstone will continue to invest and develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making. Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management. The Company continues to invest in developing the technologies and design critical to competing in our markets. Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors, and by ongoing impact of the COVID-19 pandemic on our business and financial performance.

Subject to adequate and affordable funding, absence of unexpected competition or technological developments in connected surface devices, and a curbing of the impact of the COVID-19 pandemic, the Company believes that it can effectively pursue and exploit product market niches because of management’s proven track record in delivering innovation to the market and cost-effective and timely manner.

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

Capstone's research and development team enforces its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company's products manufactured overseas, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country's individual regulatory standards. The Company also uses quality control inspectors who examine and test products to Capstone's specification(s) before shipments are released. CIHK capabilities include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong, China and Thailand.

To successfully implement Capstone's business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer's growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations. With adequate and affordable funding, Capstone will continue to invest in more technical and innovative product categories. These costs are expensed when incurred and are included in the operating expenses.

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

As the Company transitions into the e-commerce and direct to consumer marketplace, the Company has developed a new website with full shopping cart capabilities. To complete this project the Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate. The Company is also planning to warehouse and supply its Smart Mirror program through Amazon fulfilment. The effectiveness of these efforts is unknown as of the date of this Form 10-Q Report due to the lack of operational experience.

Royalties

We have, from time to time, entered into agreements whereby we have agreed to pay royalties for the use of nationally recognized licensed brands on Company product offerings. Royalty expense incurred under such agreements is expensed at the time of shipment.

In recent years the Company’s marketing objective was to transition licensed lighting product lines into the Capstone Lighting brand, which was successfully achieved. The Company’s current focus is on the Connected Surfaces product line and direct sales to consumers as well as distribution through resellers and fulfillment companies.

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

Since the termination of the factoring agreement with Sterling National Bank, the Company has been in discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

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

During the period ended March 31, 2021, the Company has been in discussions with an investor group that on April 5, 2021 made an equity investment in the Company that will provide sufficient funding to purchase the initial Smart Mirror rollout inventory.

As previously reported on Form 8-K dated April 6, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”).  The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital. The Company will most likely need additional outside funding in fiscal year 2021 to support the company critical launch of the Smart Mirror product line.

At March 31, 2021, the Company remained debt free, except for accounts payable and accrued liabilities, had a cash balance of $1.5 million and an available credit facility of $750,000.

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31 , 2021 as compared to those we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
(In Thousands)
	March 31, 2021		March 31, 2020
	Dollars	% of Revenue	Dollars	% of Revenue

Revenues, net	$438	100.0%	$149	100.0%
Cost of sales	(309)	(70.5)%	(115)	(77.2)%
Gross Profit	129	29.4%	34	22.8%
Operating Expenses:
Sales and marketing	4	0.9%	212	142.3%
Compensation	352	80.4%	377	253.0%
Professional fees	127	29.0%	130	87.3%
Product development	27	6.2%	52	34.9%
Other general and administrative	103	23.6%	144	96.6%
Goodwill impairment charge	-	-%	290	194.6%
Total Operating Expenses	613	140.1%	1,205	808.7%
Operating Loss	(485)	(110.7)%	(1,171)	(785.9)%

Other Income (Expense)
Other income	10	2.4%	-	-%
Other expense	(24)	(5.6)%	-	-%
Net Other Expense	(14)	(3.2)%	-	-%

Loss Before Tax Benefit	(499)	(113.9)%	(1,171)	(785.9)%
Benefit for Income Tax	-	-%	(574)	385.3%
Net Loss	$(499)	(113.9)%	$(597)	(400.6)%

Net Revenues

Our business operations and financial performance for the quarter ended March 31, 2021 continued to be adversely impacted by the economic effects of the COVID-19 pandemic to the U.S. and global economy. For the period ended March 31, 2021, net revenues were approximately $438 thousand, an increase of approximately $289 thousand or 66% from $149 thousand in the period ended March 31, 2020. Although revenue was higher than the same quarter in 2020 as that was the first period that was impacted by COVID-19, the volume was substantially under our normal expected revenue levels for LED products. As our revenue is dependent on customer orders issued many months in advance, this revenue shortfall continued to be driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick and mortar stores. This continued uncertainty resulted in the postponement of promotional opportunities during the period.

For the three months ended March 31, 2021 international sales were approximately $296.5 thousand or 68% of revenue as compared to $100.7 thousand or 68% of revenue in 2020.

In the first quarter 2021, the Company provided approximately $7.5 thousand in allowances to customers, as compared to approximately $30.8 thousand in the same period 2020.

The following table disaggregates net revenue by major source:
	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$141,900	32%	$48,303	32%
Lighting Products-International	296,523	68%	100,674	68%
Total Revenue	$438,423	100%	$148,977	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended March 31, 2021 and 2020, was approximately $128.6 thousand, and $34.2 thousand, respectively, an increase of $94.8 thousand. Gross Profit as a percent of revenue was 29.4% in the first quarter 2021 as compared to 22.8% in 2020. The Gross Profit increase resulted from the higher revenue in the period, but the margin also increased as we reduced marketing allowance to retailers in the period. In the quarter ended March 31, 2021 we provided $7.5 thousand of marketing allowances as compared to $30.8 thousand in the same period last year.

Operating Expenses

Sales and Marketing Expenses

For the three months ended March 31, 2021, and 2020, sales and marketing expenses were $4.2 thousand and $212.0 thousand respectively, a decrease of $207.8 thousand or 98.0%. In the period show expenses were approximately $147 thousand lower than in 2020 as we did not participate in the CES Show in 2021 as it was in a virtual format resulting from COVID-19 restrictions. Retail Advertising and Promotional expenses were also reduced by $34.7 thousand during the period ended March 31, 2021, as compared to last year, resulting from the reduced revenue in the quarter.

Compensation Expenses

For the three months ended March 31, 2021, and 2020, compensation expenses were approximately $352.1 thousand and $376.7 thousand, respectively, a decrease of $24.6 thousand or 6.5%. This reduction resulted from lower health insurance premiums and employee compensation during the period.

Professional Fees

For the three months ended March 31, 2021, and 2020, professional fees were approximately $127.2 thousand and $130.5 thousand respectively, a decrease of $3.3 thousand or 2.5%

Product Development Expenses

For the three months ended March 31, 2021, product development expenses were approximately $26.9 thousand as compared to $51.6 thousand in 2020, a decrease of $24.7 thousand or 28.6%. During the first quarter 2021 the Company invested $25.3 thousand in product testing and software development for the Smart Mirror project compared to $31.5 thousand in the same period in 2020. Quality control expenses were also reduced by $16.4 thousand as we had eliminated several quality control inspector positions in Hong Kong resulting from the transition of production to Thailand.

Other General and Administrative Expenses

For the three months ended March 31, 2021, other general and administrative expenses were approximately $103.1 thousand as compared to $144.4 thousand in 2020, a reduction of $41.3 thousand or 28.6%. During the period the Company’s cost mitigation plan was in effect and resulted in a reduction of various discretionary expenses including rent and storage, travel and meals, entertainment and office supplies.

Goodwill Impairment Charge

For the three months ended March 31, 2021, goodwill impairment charge was $0 as compared to $290.1 thousand in the same period 2020. As a result of the impact of COVID-19, we determined that sufficient indicators existed to require an interim goodwill impairment analysis as of March 31, 2021. The analysis concluded that the Company’s fair value of its single reporting unit exceeded its carrying value therefore did not require an impairment charge. In the period end March 31, 2020 the Company recognized $290,059 goodwill impairment charge in the quarter.

Total Operating Expenses

For the three months ended March 31, 2021 and 2020, total operating expenses were approximately $613.5 thousand and $1.205 million, respectively, a decrease of $591.5 thousand or 49.0%.

Operating Loss

For the three months ended March 31, 2021 the operating loss was approximately $484.8 thousand compared to a loss of $1.171 million in 2020, a decrease of $686.2 thousand or 58.6%.

Other Income (Expense)

For the three months ended March 31, 2021, and 2020, other income was approximately $10.4 thousand as compared to $0 thousand in 2020, which  resulted from interest income earned on the $574 thousand tax refund received in the quarter.

For the three months ended March 31, 2021, and 2020, other expense was approximately $24.0 thousand as compared to $0 thousand in 2020. This expense relates to the amortized portion of the fair value of 15,000 Series B-1 Preferred Shares issued to Directors S.Wallach and J. Postal as payment of the finance fee related to the $750 thousand working capital loan they established for the Company on January 4, 2021.

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

Net Loss

For the three months ended March 31, 2021 the net loss was approximately $498.9 thousand compared to a net loss of $597.4 thousand in the same period 2020.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the three months ended March 31, 2021.

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

During the period ended March 31, 2021, the Company increased cash by approximately $238 thousand despite having a net operating loss of approximately $499 thousand. As of March 31, 2021, the Company has working capital of approximately $955 thousand and an accumulated deficit of $5.0 million. The Company’s cash balance was approximately $1.5 million, an increase from $1.2 million as of December 31, 2020. With the reduced revenues and to conserve cash, the Company implemented an expense mitigation plan that reduced discretionary spending including travel, lodging and trade show expenses, deferred executive management compensation, and significantly reduced the cost of the Hong Kong operation.

Since terminating its factoring agreement with Sterling National Bank last year, the Company has had discussions with alternate funding sources that offer extensive programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing programs are dependent upon market conditions and our credit rating.

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

The Company had an income tax refundable as of December 31, 2020 of approximately $861 thousand of which approximately $576 thousand was refunded on February 3, 2021.

The Company as of March 31, 2021, and December 31, 2020 was debt free except for accounts payable and accrued liabilities.

In addition, we have been in discussions with equity investors in order to raise capital for the procurement of our initial Smart Mirror rollout inventory that will be required to successfully launch the Smart Mirror program.

Based on past performances and current expectations, Management believes that our cash on hand, our availability under the $750,000 credit line, the finalization of the April 5, 2021 an equity investment to five investors will be adequate to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror rollout inventory for at least the next six-month period.

Summary of Cash Flows	For the Three Months ended March 31,
	2021	2020
(In thousands)
Net cash provided by (used in) :
Operating Activities	$238	$(627)
Investing Activities	-	(16)
Financing Activities	-	(36)
Net decrease in cash and cash equivalents	$238	$(679)

As of March 31, 2021, the Company’s working capital was approximately $955 thousand. Current assets were approximately $1.99 million of which approximately $1.5 million was cash and current liabilities were approximately $1.0 million and include:

•	Accounts payable of approximately $352.7 thousand due vendors and service providers.
•	Accrued expenses of approximately $564.4 thousand for various services and allowances.
•	Warranty provision for estimated defective returns in the amount of approximately $54.2 thousand.
•	Operating lease-current portion of approximately $65.0 thousand.

Cash Flows used in Operating Activities

Cash provided by operating activities in the three months ended March 31, 2021 was approximately $238 thousand compared with approximately $627 thousand used in operating activities in the same quarter 2020. During the quarter ended March 31, 2021, the cash provided by operating activities resulted from the net loss of approximately $499 thousand, $24 thousand in non-cash stock issued to Director’s for loan, $47 thousand increase in accounts receivable, which was offset by approximately $576 thousand decrease in income tax refundable resulting from the tax refund received from the Internal Revenue Service, $146 thousand increase in accounts payable and accrued liabilities, and $32 thousand decrease in prepaid expenses. The Company's cash position was approximately $1.5 million at March 31, 2021 compared to $2.6 million at March 31, 2020.

Cash Flows used in Investing Activities

The use of cash in the three months ended March 31, 2021 and 2020 was $0 and $15.7 thousand, respectively.

Cash Flows used in Financing Activities

Cash (used in) financing activities for the three months ended March 31, 2021 and 2020, was approximately $0 and $(36.3) thousand, respectively. During the period ended March 31, 2020, the Company repurchased 282,333 shares at a cost of $36.3 thousand. As of March 31, 2021, the Company had zero debt outstanding.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended March 31, 2021.

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

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

During the first fiscal quarter of fiscal 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of the end of the quarterly fiscal period covered by this Form 10-Q report (March 31, 2021).

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect internal control over financial reporting.

Because the Company is a smaller reporting company, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2021, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Form 10-Q Report include information concerning our disclosure controls and procedures and internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the "Risk Factors" disclosed under "Item 1A. Risk Factors" in our 2020 Annual Report on Form 10-K. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Except as set forth below, there have been no material changes in the Risk Factors as set forth in Item 1A of our 2020 Annual Report.

Described below and throughout this Form 10-Q report are certain risks that the Company’s management believes are applicable to the Company’s business and the industries in which it operates. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the Company’s business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers’ inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of extraordinary events, such as terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a "penny stock" without primary market maker support, and due to the decline in financial performance of the Company in 2020 and into 2021, any investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity. These risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Business and Operational Risks

The continuing COVID-19 pandemic resurgence and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition and may hamper our ability to fund our operations without obtaining adequate, affordable funding, which funding may not be available as needed.

The outbreak of the COVID-19 pandemic has spread across the globe and continues to impact worldwide economic activity, including Southern Florida where the Company offices are located and in China and Thailand where the Company has its products made. The COVID-19 pandemic has prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for a period of time, due to the community spread of the disease or due to shutdowns that were requested or mandated by governmental authorities or businesses. While it is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19 pandemic and the measures taken by the governments and businesses in affected areas and in which we operate have disrupted and may continue to disrupt our product development, manufacturing supply chain, the retail marketplace and overall consumer buying confidence. For example, despite the phased reopening of the economy in many U.S. states, the resurgence of COVID-19 pandemic has paused many phased re-openings. Due to social distancing and other mandates implemented by federal, state and local governments, many individuals are working remotely and staying at home resulting in retail stores remaining closed and demand for consumer goods remaining uncertain. As the COVID-19 pandemic continues to remain a serious health threat, the retail marketplace may have continued declines, which has reduced and may continue to reduce revenue and, as a result, could continue to adversely affect our operating results and financial condition. The overall negative impact of the COVID-19 pandemic on the economy has also impacted, and may continue to impact, the number of potential retail customers for our products. The COVID-19 pandemic outbreak and government and business mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of COVID-19 pandemic to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. The further spread of the COVID-19 pandemic or emergence of vaccine resistant strains of the virus and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 pandemic outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

The adverse financial results from the COVID-19 pandemic on our business and financial performance coupled with our transition in new product focus on Connected Surfaces products places a significant financial strain on our Company. We have secured a $750,000 thousand working capital facility with a term up to one year, on January 4, 2021 and we obtained $1.4 million in equity funding on April 5, 2021. We anticipate available funding will sustain operations in the short-term, in 2021, but this assumption may prove to be incorrect.  However, to sustain future operations and revenue growth we will also need either adequate and affordable additional funding or adequate cash flow from sales of products in fiscal year 2021.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. To the extent the COVID-19 pandemic continues to adversely affect the U.S. economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to market, credit, geopolitical and business operations and cyber, or risks described in our other filings with the SEC. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us. The emergence of new, vaccine resistant strains of the virus could result in a reoccurrence of the economic disruption caused in 2020 by the first wave of COVID-19 pandemic.  Further, if a significant portion of the U.S. population refuses to get vaccinated, and thereby sustain the impact of the COVID-19 pandemic, the COVID-19 pandemic may continue to harm our business and financial performance in 2021 as well as increase the possibility of new, vaccine resistant strains of the virus.

Our operating results are substantially dependent on the acceptance of new products.

The success of the Connected Surfaces product line in 2021 is critical to the ability of the Company to sustain the Company as a going concern beyond 2021. The Company will not be able to assess the results of the new Connected Surfaces product line until later in 2021.  While the Company routinely considers significant corporate actions as part of regular strategic planning, the Company may have to consider and pursue a strategic corporate action, like a merger, sale of operating assets or new business line, in order to sustain operations beyond 2021.

Risk Factors for our Common Stock

Penny Stock and Volatile Market Price.

After the announcement of the $750,000 working capital credit line by two Company directors and announcement of the new Connected Surfaces Smart Mirror product launch, the market price of our common stock rose significantly in first fiscal quarter of 2021. The Company is not promoting its common stock and has not retained any third party to promote the common stock. The Company has no intention of conducting any stock promotional activities in the foreseeable future as of the date of the filing of this Form 10-Q report. As a matter of policy, the Company never recommends any investment in its common stock to public investors.

Due to the factors described below, the Company Common Stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market. The Company Common Stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Further, the Company does not have any research analyst issuing recommendations (with exception of an isolated, unsolicited March 2021 rating by Smart Score). The common stock is also a “penny stock” under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the common stock and makes any investment in the common stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and requires liquidity in the investment. Recent market activity in Company’s Common Stock is not indicative or a trustworthy indicator of future market performance of the Common Stock. An investment in the Common Stock remains an extremely risky investment that is not suitable for investors who cannot afford the loss of investment and can withstand or tolerate a lack of liquidity.

In March 2021, our Common Stock was approved for DWAC/Fast electronic transfer, which will enhance trading of our Common Stock, but will not eliminate the issues imposed by the lack of market support for the Common Stock or the “penny stock” status of our Common Stock and, as such, will not lessen the volatility in trading and market price of our Common Stock.  Further, restricted stock cannot be DWAC/Fast transferred.

We are also a former shell company under current SEC rules and interpretations thereof. As such, our stock transfer agent requires a legal opinion as well as other paperwork to lift restrictive legends from stock certificates for non-affiliated as well as affiliated shareholders. The restrictive legends can only be lifted for at most a 90 day period for sales under Rule 144 for affiliated and non-affiliated shareholders. Further, our stock transfer agent will not permanently remove restrictive legends on stock certificates held by shareholders. absent registration of the shareholder’s shares of Common Stock under the Securities Act.  This status may make our common stock even more unappealing to investors and potential purchasers and more difficult to sell or trade. “Affiliated shareholders” are generally Company officers, directors and holders of more than 10% of the issued shares of the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2021, the Company issued  a total of seven thousand five hundred (7,500) shares of Company’s Series B-1 Convertible Preferred Stock, $0.0001 par value per share, to Stewart Wallach, Company’s Chief Executive Officer and Chairman of the Board of Directors,  and Jeffrey Postal, a director of the Company, under a Loan Agreement, dated January 4, 2021, with Stewart Wallach and Jeffrey Postal as joint lenders.  These securities were issued as consideration for the loan and under an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act.

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares”) of its Common Stock, $0.0001 par value per share, (“Common Stock”) for an aggregate purchase price $1,498,000. The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended,(“Securities Act”). The $1,498,000 in proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, and the remainder for advertising and working capital. Under the SPA, each investor is granted five-year piggyback, ‘best efforts’ registration rights with no penalties. The Shares are ‘restricted securities” under Rule 144 of the Securities Act and are subject to a minimum six month hold period. Based on representations made to the Company, the five investors do not constitute a “group” under 17 C.F.R. §240.13d-3 and have purchased the Shares solely as an investment for each investor’s own account. No individual investor owns more than 2% of the issued and outstanding shares of Common Stock.

The Company engaged Wilmington Capital Securities, LLC, a FINRA and SEC registered broker to act as a placement agent to assist to raise capital through a private placement from one or more accredited investors. As compensation for their services Wilmington was paid 7% of the gross proceeds or $104,860 as a placement fee and in addition on the closing date the Company shall issue to Wilmington warrants equal to 8%  the Securities issued or 199,733 warrants. The Warrants shall be a five (5) year warrant, exercisable at a price per share equal to 110% or $0.66 of the price per share paid by the Investors.

On April 28, 2021, Company issued Common Stock purchase warrants for purchase of 199,733 shares of Common Stock. The warrants were issued under a financial services and placement agreement with a broker-dealer to the broker dealer and affiliated broker-dealer and in connection with the Company’s placement of $1.4 million of restricted shares of Common Stock to five investors on April 5, 2012.  The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act.

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
Dated:  May 17, 2021

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer