Form 10-Q
period 2021-06-30
CAPSTONE COMPANIES, INC.
filed 2021-08-16
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

(954) 252-3440
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of August 3, 2021, the Company had 48,893,031 shares of common stock issued and outstanding. The issuer’s common stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

EXPLANATORY NOTE

As used in this Form 10-Q Quarterly Report (Form 10-Q Report)) for the fiscal period ending June 30, 2021, “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO” on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) by COVID-19. COVID-19 pandemic has had a significant, adverse economic disruption in the United States and China, especially the locality of the offices of Capstone Companies, Inc. and its subsidiaries and the Chinese original equipment manufacturers or “OEMs” of the products sold by Capstone Companies, Inc. The products sold by Capstone Companies, Inc. are primarily sold by traditional brick-and-mortar retailers and COVID-19 pandemic significantly, adversely impacted those retailers and our sale of traditional LED products. We have developed a new product line for internet connected surfaces, smart mirrors, (“Connected Surface”) for residential use, but this new product line as a replacement core product line for the LED lighting products, had not shipped as of June 30, 2021 but is scheduled to start shipping in the third quarter ending September 30, 2021. The marketing launch of the initial products of the Connected Surface program began in February 2021. The impact of COVID-19 pandemic on the Company’s business and financial performance has been significant and ongoing and, coupled with the development of the Connected Surface product line, has placed a significant financial strain on Capstone Companies, Inc. Despite the ramped up vaccination program in the United States and its beneficial impact on the adverse effects of the COVID-19 pandemic, especially the new “Delta” variant, the threat of new mutations or variants of the virus creates the specter of a vaccine-resistant strain and a future waive of economic disruption from a new wave of pandemic infections. The full impact of the Delta variant is not fully understood or understandable as of the date of the filing of this Form 10-Q Report, but the Delta variant appears to be highly contagious and virulent for unvaccinated persons and the significant percentage of people who are not fully vaccinated raises the specter of a new round of economic disruption in key markets for Connected Surface products and possible emergence of new variants that are not effectively combated by current vaccines. The emergence of a new variant that is not effectively combated by vaccines could cause a second global economic crisis and possibly ruinous impact of demand for the company-critical Connected Surface products.

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

Three and Six Months Ended June 30, 2021

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
Assets:	(Unaudited)
Current Assets:
Cash	$1,804,256	$1,223,770
Accounts receivable, net	41,692	120,064
Inventories	8,775	8,775
Prepaid expenses	535,631	75,622
Income tax refund	285,673	861,318
Total Current Assets	2,676,027	2,289,549

Property and Equipment, net	118,852	54,852
Operating lease - right of use asset	129,128	158,504
Deposit	11,148	25,560
Goodwill	1,312,482	1,312,482
Total Assets	$4,247,637	$3,840,947

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$885,986	$825,690
Operating lease - current portion	66,659	63,307
Total Current Liabilities	952,645	888,997

Long-Term Liabilities:
Operating lease - long-term portion	73,779	107,690
Deferred tax liabilities-long-term	259,699	259,699
Total Long-Term Liabilities	333,478	367,389
Total Liabilities	1,286,123	1,256,386

Commitments and Contingencies ( Note 5 )

Stockholders’ Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -15,000- shares at June 30, 2021, nil at December 31, 2020, (Liquidation Preference $15,000)	2	—
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 48,793,031 shares at June 30, 2021 and 46,296,364 shares at December 31, 2020	4,881	4,630
Additional paid-in capital	8,503,611	7,053,328
Accumulated deficit	(5,546,980)	(4,473,397)
Total Stockholders’ Equity	2,961,514	2,584,561
Total Liabilities and Stockholders’ Equity	$4,247,637	$3,840,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues, net	$—	$906,558	$438,423	$1,055,535
Cost of sales	—	(871,536)	(309,776)	(986,357)
Gross Profit	—	35,022	128,647	69,178

Operating Expenses:
Sales and marketing	7,648	42,954	11,828	254,928
Compensation	350,156	399,727	702,235	776,402
Professional fees	76,317	109,707	203,541	240,237
Product development	52,153	41,573	79,045	93,186
Other general and administrative	94,522	107,548	197,644	251,914
Goodwill impairment charge	—	200,707	—	490,766
Total Operating Expenses	580,796	902,216	1,194,293	2,107,433
Operating Loss	(580,796)	(867,194)	(1,065,646)	(2,038,255)

Other Income (Expenses):
Other income	30,697	—	41,059	—
Other expense	(24,498)	(133)	(48,996)	(133)
Total Other Income (Expenses)	6,199	(133)	(7,937)	(133)

Loss Before Tax Benefit	(574,597)	(867,327)	(1,073,583)	(2,038,388)

Benefit for Income Tax	—	(210,253)	—	(783,938)

Net Loss	$(574,597)	$(657,074)	$(1,073,583)	$(1,254,450)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Shares Outstanding
Basic and Diluted	48,655,851	46,296,364	48,150,054	46,378,481

The accompanying notes are an integral part of these condensed consolidated financial statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B-1		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2020	—	$—	—	$—	—	$—	46,296,364	$4,630	$7,053,328	$(4,473,397)	$2,584,561

Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Stocks issued to Directors for loan	—	—	15,000	2	—	—	—	—	48,994	—	48,996
Net Loss	—	—	—	—	—	—	—	—		(498,986)	(498,986)
Balance at March 31, 2021	—	—	15,000	2	—	—	46,296,364	4,630	7,106,522	(4,972,383)	2,138,771

Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Common Stock issued for cash, net of fees	—	—	—	—	—	—	2,496,667	251	1,392,889	—	1,393,140
Net Loss	—	—	—	—	—	—	—	—	—	(574,597)	(574,597)
Balance at June 30, 2021	—	$—	15,000	$2	—	$—	48,793,031	$4,881	$8,503,611	$(5,546,980)	$2,961,514

Balance at December 31, 2019	—	$—	—	$—	—	$—	46,579,747	$4,658	$7,061,565	$(2,089,581)	$4,976,642
Stock options for compensation	—	—	—	—	—	—	—	—	8,925	—	8,925
Repurchase of common stock	—	—	—	—	—	—	(283,383)	(28)	(36,305)	—	(36,333)
Net Loss	—	—	—	—	—	—	—	—	—	(597,376)	(597,376)
Balance at March 31, 2020	—	—	—	—	—	—	46,296,364	4,630	7,034,185	(2,686,957)	4,351,858

Stock options for compensation	—	—	—	—	—	—	—	—	8,925	—	8,925
Net Loss	—	—	—	—	—	—	—	—	—	(657,074)	(657,074)
Balance at June 30, 2020	—	$—	—	$—	—	$—	46,296,364	$4,630	$7,043,110	$(3,344,031)	$3,703,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,073,583)	$(1,254,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,928	12,148
Stock based compensation expense	8,400	17,850
Noncash stock issued to Director’s for loan	48,996	—
Noncash lease expense	29,376	27,371
Unpaid accrued interest on paycheck protection program loan	—	133
Goodwill impairment charge	—	490,766
Provision for deferred income tax	—	22,022
Increase (decrease) in accounts receivable, net	155,474	(55,812)
Decrease in inventories	—	11,392
(Increase) decrease in prepaid expenses	(460,009)	93,292
Decrease in deposits	14,412	34,873
Increase (decrease) in accounts payable and accrued liabilities	(16,806)	382,829
(Increase) decrease in income tax refundable	575,645	(806,800)
Decrease in operating lease liabilities	(30,559)	(21,662)
Net cash used in operating activities	(743,726)	(1,046,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(68,928)	(15,739)
Net cash used in investing activities	(68,928)	(15,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan under paycheck protection program	—	89,600
Proceeds from sale of common stock, net of fees	1,393,140	—
Repurchase of common stock	—	(36,333)
Net cash provided by financing activities	1,393,140	53,267

Net Increase (Decrease) in Cash	580,486	(1,008,520)
Cash at Beginning of Period	1,223,770	3,131,249
Cash at End of Period	$1,804,256	$2,122,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Preferred stocks issued to Directors for prepaid loan fee	$48,996	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC,” “Company,” “we,” “our” or “us”), a Florida corporation and its wholly-owned subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2021 and results of operations, stockholders’ equity and cash flows for the three months and six months ended June 30, 2021 and 2020. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the SEC on March 31, 2021.

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

In response to COVID-19 and Centers for Disease Control (‘CDC”) guidelines, the Company has practiced the following actions since March 2020:

●	Followed the CDC guidelines for social distancing and safe practices.
●	Placed restrictions on business travel for our employees.
●	Modified our corporate and division office functions to allow employees to work remotely and attend the office on a rotating schedule.

As of the filing of this Form 10-Q Report, the Company continues to adhere to the same practices. With government mandated lockdowns in Thailand and parts of China resulting from the upsurge in the Delta variant, the Company restrictions on business travel remains in effect. While all the above-referenced steps are appropriate considering COVID-19, they have impacted the Company’s ability to operate the business in its ordinary and traditional course.

Our business operations and financial performance for the period ended June 30, 2021 continued to be adversely impacted by COVID-19, which, in part, contributed to the poor performance of our traditional LED product line in the first two fiscal quarters of 2021 and the lack of revenues from the new Connected Surface products. In Thailand, the Delta variant of COVID-19 has recently surged which disrupted our overseas OEM’s and delayed some of the Smart Mirror certification testing. This has resulted in shipment delays of the company critical Connected Surface Devices. The Company reported a net loss of approximately $574.6 thousand and $1.074 million for the three and six months ended June 30, 2021, respectively, compared to a net loss of approximately $657 thousand and $1.254 million for the three and six months ended June 30, 2020, respectively.

The overall economic indicators have continued to improve since the last quarter 2021. With the national vaccination program in place, the consumer confidence index has surged, the number of unemployed has continued to drop, retail sales have continued to increase, and the overall stock market levels have regained their prepandemic levels. Future economic indicators are trending positive, however, as our LED lighting revenue is dependent on customer orders issued many months in advance, the revenue shortfall during the period continued to be driven by the uncertainty felt by retail buyers as to the short and long-term impact on the retail market of COVID-19 and its overall long-term impact on the U.S. economy and in-store retail foot traffic.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management actively monitors the impact of the global pandemic on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak, emergence of variants and uncertainty about future variants, and the global response to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and these systems are ready to launch and ship the Smart Mirror product. During the quarter the Company introduced the Smart Mirror products on Amazon Marketplace. Prior to 2021, the Company relied on brick and mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon. As a new entrant in social media e-commerce, the results of Company’s online efforts is uncertain due to a lack of sufficient operating experience and results.

The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Delta variant of COVID-19 recent resurgence in Thailand, has caused sporadic regional lockdowns and resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company has placed orders for the initial inventory rollout and expects these that these shipments will be made in the third quarter, 2021 to support the holiday buying period.

Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of June 30, 2021. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended June 30, 2021 as the fair value of the reporting unit exceeded the carrying amount based on the Company’s market capitalization. With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refundable of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021, leaving approximately $286 thousand remaining balance to be refunded as of June 30, 2021.

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

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term facility ended June 30, 2021. The Company had the option to extend for an additional six consecutive months, ending December 31, 2021, but decided not to renew. As of June 30, 2021, the balance due was $0 and the term of the loan agreement expired. The private placement described below eliminated the immediate need for debt financing from Mr. Wallach and Mr. Postal.

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital (See Note 6).

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

With the net operating loss of $1.074 million, the Company utilized $743.7 thousand of cash, during the six months ended June 30, 2021 as compared to $1.046 million used in the same period last year. Despite the loss during the period, the Company generated approximately $580 thousand of cash after securing $1.393 million in a private equity investment, net of approximately $104.9 thousand in stock placement fees. As of June 30, 2021, the Company had working capital of approximately $1.7 million, an accumulated deficit of approximately $5.5 million, a cash balance of $1.8 million and remained debt free, except for accounts payable and accrued liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been in discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. Management believes that without additional capital or increased cash generated from operations in fiscal 2021, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Nature of Business

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida.

Since the beginning of fiscal year 2007, the Company through CAPI has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company developed a smart interactive mirror for residential use, which was launched at the Consumer Electronics Show in early 2020 but its release to the retail market has been delayed due to product development delays at our suppliers, resulting from the impact of COVID-19 pandemic. The development of the smart interactive mirror or “Smart Mirrors” is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands. The Smart Mirrors launch was announced in February 2021, but because of operational delays and regional lockdowns resulting from the recent upsurge in the Delta variant of COVID-19 in Thailand, the product has not shipped as of June 30, 2021 but is scheduled to start shipping in the third quarter ending September 30, 2021.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2021 and December 31, 2020, accounts receivable had not been collateralized against debt.

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

As of June 30, 2021 and December 31, 2020, management has determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:

	June 30,	December 31,
	2021	2020
Trade Accounts Receivables at period end	$41,692	$197,166
Reserve for estimated marketing allowances, cash discounts and other incentives	—	(77,102)
Total Accounts Receivable, net	$41,692	$120,064

The following table summarizes the changes in the Company’s reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:

	June 30,	December 31,
	2021	2020
Balance at beginning of the year	$(77,102)	$(263,092)
Reclassification of allowance from accounts receivable to accounts payable and accrued liabilities	77,102	173,426
Expenditures	—	12,564
Balance at year-end	$—	$(77,102)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

During 2020, the Company reclassified an accrued allowance from accounts receivable to accounts payable and accrued liabilities due to the decline in revenues and accounts receivable to offset these credits. The Company may have to pay cash to settle certain marketing allowances and other incentives issued to customers with no outstanding accounts receivable.

During the three months ended June 30, 2021 the Company reclassified $77,102 of accrued allowance from accounts receivable to accounts payable and accrued liabilities due to the decline in revenues and accounts receivable to offset these credits. The Company may have to pay cash to settle certain marketing allowances and other incentives issued to customers with no outstanding accounts receivable.

Inventories

The Company’s inventory, which consists of finished LED lighting products for resale by Capstone, is recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the period ended June 30, 2021 and 2020, inventory write downs were $0 for each period. As of June 30, 2021, and December 31, 2020, respectively, the inventory was valued at $8,775 for each period.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of June 30, 2021, and December 31, 2020, prepaid expenses were $535,631 and $75,622, respectively. The large increase in this period’s prepaid balance is the result of purchases orders having been placed and deposits made for the initial Smart Mirror inventory.

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

As a result of the economic uncertainties caused by the COVID-19 pandemic and decline in revenue during the quarter ended June 30, 2021, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the period ended June 30, 2021. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying consolidated balance sheets:

	June 30,	June 30,
	2021	2020
Balance at the beginning of the period	$1,312,482	$1,936,020
Impairment charges	—	(490,766)
Balance at the end of the period	$1,312,482	$1,445,254

	June 30,	December 31,
	2021	2020
Balance at the beginning of the period	$1,312,482	$1,936,020
Impairment charges	—	(623,538)
Balance at the end of the period	$1,312,482	$1,312,482

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

Level 3: Significant unobservable inputs.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of June 30, 2021 and 2020. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2021, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 2,179,633 which was comprised of 980,000 stock options, 199,733 warrants and 15,000 of Preferred B-1 stock converted to 999,900 of common stock, as compared to 880,000 stock options as of June 30, 2020.

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$—	—%	$780,171	86%
Lighting Products-International	—	—%	126,387	14%
Total Net Revenue	$—	—%	$906,558	100%

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$141,900	32%	$828,474	78%
Lighting Products-International	296,523	68%	227,061	22%
Total Net Revenue	$438,423	100%	$1,055,535	100%

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

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $0 for the three months ended June 30, 2021 and 2020, respectively and $0 for the six months ended June 30, 2021 and 2020.

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

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying June 30, 2021 and December 31, 2020 balance sheets:

	June 30,	December 31,
	2021	2020
Balance at the beginning of the period	$56,465	$247,850
Amount accrued	627	46,322
Expenditures	(2,849)	(237,707)
Balance at period-end	$54,243	$56,465

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $3,573 and $8,146 for the three months and $7,583 and $196,954 for the six months ended June 30, 2021 and 2020, respectively.

Product Development

Our research and development team located in Hong Kong working with our designated contractor factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred. With the reduction of revenue resulting from the impact of the COVID-19 pandemic and combined with the transfer of manufacturing to Thailand, CIHK eliminated several operational support positions in China.

Product development expenses were $52,153 and $41,573, respectively for the three months and $79,045 and $93,186, respectively for the six months ended June 30, 2021 and 2020.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $719 and $1,506 for the three months and $889 and $15,289, respectively for the six months ended June 30, 2021 and 2020.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Accounts payable	$98,953	$246,158
Accrued warranty reserve	54,243	56,465
Accrued compensation	258,810	146,101
Accrued benefits, marketing allowances and other liabilities	473,980	376,966
Total accrued liabilities	787,033	579,532
Total	$885,986	$825,690

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation- Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s condensed consolidated statements of operations .Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense. The Company accounts for forfeitures as they occur.

Stock-based compensation expense recognized during the three months ended June 30, 2021 and 2020 was $4,200 and $8,925, respectively.

Stock-based compensation expense recognized during the six months ended June 30, 2021 and 2020 was $8,400 and $17,850, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, periodic impairment tests, product warranty obligations, valuation of inventories, tax related contingencies, valuation of stock-based compensation, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Historically, past changes to these estimates have not had a material impact on the Company’s financial statements. However, circumstances could change, and actual results could differ materially from those estimates.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FIDC”) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of June 30, 2021 and December 31, 2020, the Company has approximately $1.086 million and $431.3 thousand, respectively, in excess of FIDC insurance limits.

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

Major Customers

The Company had two customers who comprised 47% and 32%, respectively, of net revenue during the six months ended June 30, 2021 and two customers who comprised 65% and 24%, respectively, of net revenue during the six months ended June 30, 2020. The loss of these customers would adversely impact the business of the Company.

For the six months ended June 30, 2021 and 2020, approximately 68% and 22%, respectively, of the Company’s net revenue resulted from international sales.

As of June 30, 2021, approximately $41.7 thousand or 100% of accounts receivable was from one customer. As of December 31, 2020, approximately $120.1 thousand or 100% of accounts receivable was from one customer.

Major Vendors

The Company had two vendors from which it purchased 47% and 31%, respectively, of merchandise during the six months ended June 30, 2021, and two vendors from which it purchased 72% and 17% of merchandise during the six months ended June 30, 2020. The loss of these suppliers could adversely impact the business of the Company.

As of June 30, 2021, approximately $11 thousand or 11% of accounts payable was due to one vendor. As of December 31, 2020, approximately $115 thousand or 47% of accounts payable were due to one vendor.

NOTE 3 – NOTES PAYABLE

Sterling National Bank

Since terminating its factoring agreement with Sterling National Bank last year, the Company has had discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing programs are dependent upon market conditions and our credit rating. The Company has retained its cash operating account with Sterling National Bank.

NOTE 3 – NOTES PAYABLE (Continued)

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

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Notes Payable to Officers, Directors and Related Parties

For the periods ended June 30, 2021 and December 31, 2020, there have been no outstanding loan balances with a Company Officer, Director or related parties and the Company had $0 notes payable to officers, directors and related parties.

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

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The term of the loan started January 4, 2021 and ends June 30, 2021 (“Initial Period’). The Company had an option to extend the Initial Period for an additional six consecutive months, ending December 31, 2021, under the same terms and conditions of the Initial Period. The Company could borrow and reborrow under the agreement up to $750,000 and prepay wholly or partially the unpaid principal amount at any time and do so without pre-pay penalty or charge. The unpaid principal amount and all accrued interest was due and payable in full at the end of the Initial Period.

Interest accrued on the unpaid balance of all loan advances at a simple annual interest rate of one percent (1%) (“Interest”) based on a 360 day year. Accrued and unpaid Interest on principal was due and payable in full on the Maturity Date. Management decided not to extend the agreement past the Initial Period maturity date that ended on June 30, 2021.

In consideration for the Lenders allowing for loan advances under this agreement, a below market rate of interest and the loan made on an unsecured basis and as payment of a finance fee for the loan, the Company issued a total of seven thousand five hundred shares of Company’s Series B-1 Convertible Preferred Stock, $0.0001 par value per share, (“Preferred Shares”) to each of the Lenders (the “Finance Fee”). Each preferred share converts into 66.66 shares of common stock at option of Lender. The Preferred Shares and any shares of common stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of common stock to be issued upon conversion and the market price of the Company’s stock on the date the working capital loan agreement was executed. The Company amortized the Finance Fee over the Initial Period of the agreement. During the three and six months ended June 30, 2021, $24,498 and $48,996, respectively, of the Finance Fee was recognized as expense and included in other expense on the condensed consolidated statements of operations. As of June 30, 2021 there was $0 loan balance due on this credit facility.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for offices in Fort Lauderdale, Florida. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

On May 9, 2019, per the terms of the lease agreement, the current landlord was notified of the Company’s intent to take over the lease.

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended June 30, 2021 and 2020 amounted to $35,483 and $40,985, respectively and amounted to $7,103 and $88,432 for the six month ended June 30, 2021 and 2020, respectively. The rent expense includes two, month to month storage rentals which for the three months and six months ended June 30, 2021 and 2020, amounted to $627 and $4,521, respectively and $1,375 and $9,043, respectively. At the commencement date of the office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of June 30, 2021 is as follows:
Assets
Operating lease - right-of-use asset	$129,128

Liabilities
Current
Current portion of operating lease	$66,659

Noncurrent
Operating lease liability, net of current portion	$73,779

Supplemental statement of operations information related to leases for the period ended June 30, 2021 is as follows:
Operating lease expense as a component of other general and administrative expenses	$34,920

Supplemental cash flow information related to leases for the period ended June 30, 2021 is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating lease	$36,102

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	24

Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2021 are as follows:

Year	Operating Lease
2021 remaining six months	$37,188
2022	75,492
2023	38,304
Total Minimum Future Payments	150,984
Less: Imputed Interest	10,546
Present Value of Lease Liabilities	$140,438

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

On January 1, 2017, the agreement was amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2017 through December 31, 2017.

On January 1, 2018, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2018 through December 31, 2018.

On January 1, 2019, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2019 through December 31, 2020.

On January 1, 2021, the sales operations consulting agreement with Mr. Wolf, was further extended, whereby Mr. Wolf would be paid $13,750 per month from January 1, 2021 through December 31, 2021.

The agreement can be terminated upon 30 days’ notice by either party. The Company may, in its sole discretion at any time convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Effective September 1, 2020 through March 31, 2021, payment for fifty percent or $6,875 of the monthly consulting fee had been deferred for future payment. As of June 30, 2021 and December 31, 2020 the amount due Mr. Wolf for deferred consulting fees was $48,125 and $27,500, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Effective April 1, 2021, the sales operations consulting fee with Mr. Wolf was restored to the contract amount of $13,750 per month.

Employment Agreements

On February 5, 2020, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this agreement began February 5, 2020 and ends February 5, 2023. The parties may extend the employment period of this agreement by mutual consent with approval of the Company’s Board of Directors, but the extension may not exceed two years in length.

On February 5, 2020, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The term of this agreement began February 5, 2020 and ends February 5, 2022.

Effective September 1, 2020 through March 31, 2021, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s Salary had been deferred for future payment. Effective April 3, 2021, their salaries were restored to previously approved levels. As of June 30, 2021 and December 31, 2020, the amounts accrued for deferred wages for Mr. Wallach and Mr. McClinton were $93,365 and $59,279, respectively and $52,256 and $33,179, respectively, which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

There is a common provision in both Mr. Wallach and Mr. McClinton’s employment agreements, if the officer’s employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer’s estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of “merit” based bonuses earned by the Executive during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive’s health and dental insurance benefits for 6 months starting at the Executives date of termination. If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive’s severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

The following table summarizes potential payments upon termination of employment:

	Salary Severance	Bonus Severance	Gross up Taxes	Benefit Compensation	Grand Total
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721
Gerry McClinton	$191,442	$—	$11,000	$6,600	$209,042

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

On May 6, 2021, the Company approved the following basic compensation arrangement for independent directors of the Company, effective August 6, 2021 and ending August 5, 2022: A total compensation value of $15,000 per annum, payable $750 monthly cash compensation or $9,000 or (60% of total value) and remainder $6,000 payable in non-qualified stock options issuable as of August 6, 2022 and with an exercise price equal to market price of common stock as of August 6, 2021, less 20% (discount).

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

During the three months ended March 31, 2020, the Company incurred $33,750 of services fees and $952 of subscription fees. As the agreement has been cancelled there have been no further charges for this project during the three and six months ended June 30, 2021.

NOTE 6 - STOCK TRANSACTIONS

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

The Private Placement was required to raise needed working capital to purchase U.S. domestic inventory, to support the Company’s new Smart Mirror product line that will be sold online in the second quarter 2021. The Company engaged Wilmington Capital Securities, LLC, a FINRA and SEC registered broker to act as a placement agent to assist to raise capital through a private placement from one or more accredited investors. As compensation for their services Wilmington was paid 7% of the gross proceeds or $104,860 as a placement fee. The placement fee was offset against the $1,498,000 proceeds and the net amount of $1,393,140 increased the Company’s additional paid in capital as presented on the accompanying condensed consolidated statement of stockholders’ equity statement as of June 30, 2021. In addition the Company issued to Wilmington as consideration for their placement fee services, warrants equal to 8% of the shares issued or 199,733 warrants. The warrants can be exercised for five years from date of issuance, exercisable at a price per share equal to 110% or $0.66 of the price per share paid by the investors.

NOTE 6 - STOCK TRANSACTIONS (Continued)

Warrants

On April 28, 2021, Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker-dealer in connection with the Company’s placement of $1.4 million of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act. The estimated fair value of these warrants since issued as issuance costs, had no impact on the Company’s financial statements as of June 30, 2021.

As of June 30, 2021 and 2020, the Company had 199,733 and 0 warrants outstanding.

Series “B-1” Preferred Stock

In 2009, the Company authorized 2,108,313 shares of Series B-1 preferred stock (“B-1”). The B-1 preferred stock are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 convertible preferred stock. The par value of the B-1 preferred shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 holders are entitled to distribution prior to common stockholders but not before any other preferred stockholders.

On June 7, 2016, the Company authorized 3,333,333 of the B-1 preferred stock. The B-1 shares have a liquidation preference of $1.0 per share or $15,000 as of June 30, 2021.

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

NOTE 6 - STOCK TRANSACTIONS (Continued)

The Director options have a strike price of $.435 with an effective date of August 6, 2020 and will vest on August 5, 2021 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2020 and will vest on August 5, 2021 and have a term of 10 years.

On May 6, 2021, the Company approved the following basic compensation arrangement for independent directors of the Company, effective August 6, 2021 and ending August 5, 2022: A total compensation value of $15,000 per annum, payable $750 monthly cash compensation or $9,000 or (60% of total value) and remainder $6,000 payable in non-qualified stock options issuable as of August 6, 2022 and with an exercise price equal to market price of common stock as of August 6, 2021, less 20% (discount).

As of June 30, 2021, there were 980,000 stock options outstanding, and 770,000 stock options vested. The stock options have a weighted average exercise price of $0.435 and have a weighted average contractual term remaining of 2.60 and 2.13 years, respectively.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the three and six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense of $4,200 and $8,925, and $8,400 and $17,850, respectively, related to these vested stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be $5,813 will be recognized for these options in 2021.

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company’s Board of Directors authorized the Company to implement a stock repurchase plan for up to $750,000 worth of shares of the Company’s outstanding common stock. The stock purchases can be made in the open market, structured repurchase programs, or in privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased will be at the discretion of management and will depend on several factors including the price of the Company’s common stock, market conditions, corporate developments and the Company’s financial condition. The repurchase plan may be discontinued at any time at the Company’s discretion.

On December 19, 2018, Company entered a Purchase Plan pursuant to Rule 10b5-1 under the Exchange Act, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan.

On June 10, 2020, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2021. Since the Board of Director approval there have been no further repurchase of the Company’s common stock during 2020 and further Stock repurchases have been placed on hold in order to conserve cash during the COVID-19 pandemic.

On May 6, 2021, the Company’s Board of Directors approved a further extension of Rule 10b-5, the Company’s stock purchase agreement with Wilson-Davis & Company, Inc. through August 31, 2022. The cap on shares of common stock eligible for purchase under the agreement is set at 750,000 shares. Since the Board of Director approval last year, there have been no further repurchase of the Company’s common stock during 2020-2021. Further Stock repurchases will be dependent on the Company’ future liquidity position.

As of June 30, 2021 and December 31, 2020 a total of 750,000 of the Company’s common stock has been repurchased since the program was initiated at a total cost of $107,740.

NOTE 7- SUBSEQUENT EVENTS

Notes Payable to Officers, Directors and Related Parties

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach, J. Postal and E.Fleisig, a natural person. The Definitive Agreement is currently being finalized and should be completed by the end of August 2021 or earlier.

NOTE 7- SUBSEQUENT EVENTS (Continued)

Stock Transactions

On July 15, 2021, Jeffrey Guzy a Company director, exercised a previously granted non-qualified stock option and purchased 100,000 shares of Company common stock for an aggregate purchase price of $43,500 or a per share price of $.435. The shares are restricted shares under federal securities laws and were acquired by independent Director Guzy. The proceeds will be used by the Company for general working capital to support the rollout of the Smart Mirror product line.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2020 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic (including variant viruses), financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2020 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

●	COVID-19 pandemic and new emerging variants of the virus on our financial condition and operations, which could adversely affect our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, and the current, and uncertain future, other impacts of the COVID-19 pandemic outbreak, including its effect on the retail market place and the closure of retail stores and its effect on consumer confidence and on the ability or desire of consumers to purchase nonessential goods, which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, cash flows, liquidity, demand for consumer products and share price.
●	our success in reducing operating expenses and the impact of any such reductions.
●	our ability to work with a banking institution to provide a new credit facility and maintain sufficient collateral.
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence.
●	the spread of epidemics, pandemics, and viral outbreaks.
●	our anticipated need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.
●	our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern.
●	an impairment of our goodwill, in future reporting periods.
●	the risks and increased costs associated with operating internationally.
●	fluctuations in foreign currency exchange rates.
●	our expansion into and investments in new product categories.
●	our inability to obtain adequate insurance coverage.
●	volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow.
●	our inability to recruit or retain qualified personnel or the loss of key personnel.
●	our inability to keep pace with developments in technology.
●	other factors are set forth under “Risk Factors” in our 2020 Annual Report.

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic outbreak and emergence of new variant viruses. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown.

The challenge facing the Company is to establish a new profitable product line, the Connected Surfaces, before the poor performance of Company’s traditional LED product line and economic disruptions imposed by COVID-19 pandemic and variant viruses and cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. Increases in the public market price of the common stock in first fiscal quarter of 2021 is not indicative of potential performance of the common stock in the public market.

The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile.

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

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

(1)	“Capstone Lighting Technologies, L.L.C.” or “CLTL” is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company.
(3)	“Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI” or “Capstone”.
(4)	“Capstone Companies, Inc.,” a Florida corporation, may also be referred to as “we,” “us” “our,” “Company,” or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(5)	“China” means People’s Republic of China.
(6)	“W” means watts.
(7)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(8)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(10)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”), Capstone International H.K Ltd., (“CIHK”), and Capstone Lighting Technologies, Inc. (“CLTL”).
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31st.2020.
(12)	“LED” or “LED’s” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	“OEM” means “original equipment manufacturer.”
(14)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter in this Report.

Overview of our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The Company has global distribution including Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company (“CAPI”). Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering and factory resource capabilities. The Company has a recent history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Smart Mirrors.

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

In response to COVID-19 and Centers for Disease Control (‘CDC”) guidelines, the Company has practiced the following actions since March 2020:

●	Followed the CDC guidelines for social distancing and safe practices.
●	Placed restrictions on business travel for our employees.
●	Modified our corporate and division office functions to allow employees to work remotely and attend the office on a rotating schedule.

As of the filing of this Form 10-Q Report, the Company continues to adhere to the same practices. With government mandated lockdowns in Thailand and parts of China resulting from the upsurge in the Delta variant, the Company restrictions on business travel remains in effect. While all the above-referenced steps are appropriate considering COVID-19, they have impacted the Company’s ability to operate the business in its ordinary and traditional course.

Our business operations and financial performance for the period ended June 30, 2021 continued to be adversely impacted by COVID-19, which, in part, contributed to the poor performance of our traditional LED product line in the first two fiscal quarters of 2021 and the lack of revenues from the new Connected Surface products. In Thailand, the Delta variant of COVID-19 has recently surged which disrupted our overseas OEM’s and delayed some of the Smart Mirror certification testing. This has resulted in shipment delays of the company critical Connected Surface Devices. The Company reported a net loss of approximately $574.6 thousand and $1.074 million for the three and six months ended June 30, 2021, respectively, compared to a net loss of approximately $657 thousand and $1.254 million for the three and six months ended June 30, 2020, respectively.

Net revenue for the LED lighting category continued to be driven by the uncertainty felt by retail buyers as to the continuing impact on the retail market of COVID-19 and its variant viruses and their overall long-term negative impact on the U.S. economy. The full impact of the COVID-19 pandemic continues to evolve with outbreaks and surges of a more contagious Delta variant that has become the dominant strain globally as of the date of the filing of this Form 10-Q Report. Management is actively monitoring the impact of the pandemic and variant viruses on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak or variant viruses on its results of operations, financial condition, or liquidity for fiscal year 2021. If the Delta variant or a new variant proves vaccine resistant, the potential economic impact could be severe and global.

During the six months ended June 30, 2021 the general U.S. economic indicators show significant signs of improvement including the consumer confidence index and Management believes that with the national vaccine inoculation program making major advances, and with increasing consumer confidence, states will continue to open their economies and consumer foot traffic will increase in brick and mortar retailers in 2021. This improvement may be adversely affected in the second half of 2021 if the Delta variant of COVID 19 or a new variant proves to vaccine resistant or continues to cause a surge in severe illness and death among a significant percentage of unvaccinated Americans and others in other nations.

The Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and these systems are ready to launch and ship its Smart Mirror product. During the quarter the Company introduced the Smart Mirror products on the Amazon Marketplace platform. As a new entrant in social media and e-commerce marketing, the Company lacks sufficient operating history to determine the effectiveness of its new social media and ecommerce efforts. The Company may lack the resources and experience or expertise to effectively establish a viable social media and e-commerce marketing effort. Further reliance on brick and mortar retailers may not provide the necessary to financial benefits to address the Company’s current financial problems. COVID-19 pandemic may have substantially altered the consumer product distribution environment.

The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Delta variant of COVID-19 for the last few months had a major surge in Thailand which necessitated sporadic regional lockdowns and has resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company has placed orders for the initial inventory rollout and expects these that these shipments will be made in the third quarter, 2021 to support the holiday buying period.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic and the reduced revenue during the period, Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of June 30, 2021. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended June 30, 2021.

With the continuing uncertainties caused by the COVID-19 pandemic, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refundable of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021 leaving approximately $286 remaining balance to be refunded as of June 30, 2021.

Despite the operation obstacles and delays that the COVID 19 pandemic has caused, we are progressing in our goals and intend to execute our organic growth strategy, which is designed to enhance our market presence and expand our consumer customer base.

Goodwill Impairment

As a result of the economic uncertainties caused by the resurgence of the COVID-19 pandemic during the quarter ended June 30, 2021, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the three months ended June 30, 2021. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required. For the three months ended June 30, 2021 and 2020, the Company recognized a goodwill impairment charge of $0 and $200,707. The total impairment charge for the six months ended June 30, 2021 and 2020 was $0 and $490,766, respectively.

With the continuing economic uncertainties caused by the COVID-19 pandemic including variant viruses, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization.

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

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term facility ended June 30, 2021. The Company had the option to extend for an additional six consecutive months, ending December 31, 2021, but decided not to renew.

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,393,140 in net proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital (See Note 6).

With the net operating loss of $1.074 million, the Company utilized $743.7 thousand of cash, during the six months ended June 30, 2021 as compared to $1.046 million used in the same period last year. Despite the loss during the period, the Company generated approximately $580 thousand of cash after securing a net $1.393 million private equity investment, net of approximately $104.9 thousand in stock placement fees. As of June 30, 2021, the Company had working capital of approximately $1.7 million, an accumulated deficit of approximately $5.5 million, a cash balance of $1.8 million and remained debt free, except for accounts payable and accrued liabilities.

The Company has been in discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and the Company’s credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

With the global resurgence of the Delta variant of COVID-19, the Company’s manufacturers both in Thailand and China have experienced sporadic regional lockdowns causing production delays for Connected Surface products. With the same virus now becoming the dominant variant in the United States, the future impact on the retail marketplace remains uncertain, which places uncertainty on the timing of the Company’s new retail programs that are planned to be introduced later in the year, which could result in further reduced revenue and continued losses. Further delays in the shipment of Connected Surface products to consumers and distributors could have a significant impact on the ability of the Company to continue to withstand the multiple challenges of a declining LED product line, delay in shipping the new product line and the ongoing impact of COVID-19 pandemic.

Management believes that without additional capital or increased cash generated from operations in fiscal 2021, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this Form 10-Q Report. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As part of its traditional strategic planning, the Company reviews alternatives to its current business approach, including, without limitation, development of a new product line, sale of the public company or merger of the Company with a private operating company and other common strategic alternatives to a company facing business and financial challenges and uncertainties.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Our Growth Strategy

The Company’s focus in recent years has been in the integration of LEDs into most commonly used lighting products for today’s home. The LED lighting market is now mainstream and opportunities for growth have been minimized. Further impacting the category were the tariff penalties resulting from the trade dispute between U.S. and China making products less competitive.

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

The Company competes in emerging, highly competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income.

Although the overseas factories have previously been fully functioning, a resurgence of the Delta variant of COVID-19 has caused sporadic regional lockdowns with certain overseas factories that could delay shipments of products from Thailand and China, which produces all of our products. With the United States now being impacted by the Delta variant of the COVID-19 pandemic, we believe the impact of the virus in the U.S. will continue through 2021, but this disruption has not impacted our long-term strategy and initiatives as of the date of the filing of this Form 10-Q Report.

Last year, the Company expanded its investment and commitment in social media marketing. With our Company’s plan to shift its focus to on-line commerce in the first half of 2021 and thereafter, its social media presence will be key to the Company’s growth initiatives. The analytics derived from testing various messaging on social media platforms (i.e., Facebook Ads, Google Ads) has validated consumer interest in the Smart Mirror program. Based on the results from the Smart Mirrors product rollout, the Company’s social media marketing efforts may be revised or expanded. Additional capital may be required to fully exploit an effective social media and e-commerce effort to support the company-critical Smart Mirrors product launch. As stated, the Company is new to social media and ecommerce marketing on the current contemplated scale.

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

Capstone’s core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.

Operating Management’s experience in hardline product manufacturing has prepared the Company for successful entries into various consumer product markets.

Capstone’s branding strategy was focused on establishing multiple trusted brands through licensing allowing for a broader reach into various channels. Capstone Lighting® (2008), Hoover® Home LED (2015) and Duracell® (2017) have contributed in the past to expanding the Company’s retail position. Moreover, the knowledge of negotiating and managing such programs may prove beneficial for the Connected Surfaces portfolio.

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

The Company relies on OEM’s located in Thailand and China, which have been impacted by the COVID-19 pandemic and the extent of the continuing economic impact of the COVID-19 pandemic is uncertain as of the date of this Form 10-Q report.

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

Products and Customers

While the Company is expanding its product portfolio through the introduction of the Capstone Connected Surfaces program, it still develops and offers a select number of LED lighting products under the “Capstone Lighting®” brand for both the U.S. and overseas market. The product lines available as of the date of this 10-Q report are as follows:

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

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. In a post-COVID-19 pandemic environment, these distribution channels may be less valuable as distribution channels, especially for the Smart Mirrors product line. The effective development of an e-commerce based approach to distribution of products may be critical to the future performance of the Company. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. CIHK assists the Company in placing more products into foreign market channels as well. The Company sold Capstone brand products to markets outside the U.S., including Australia, Japan, South Korea, and the United Kingdom. International sales for the six months ended June 30, 2021 were approximately $297 thousand or 68% of net revenue as compared to $227 thousand or 22% in the same period 2020. The Company’s performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company’s initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic.

The Company’s products are subject to general economic conditions that impact discretionary consumer spending on non-essential items. Such continued progress depends on a number of assumptions and factors, including ones mentioned in “Risk Factors” below. Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company’s initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. The Company’s ability to fund the pursuit of our goals remains a constant, significant factor.

The Company believes that it will provide retailers with a broader and more diversified portfolio of consumer products across product categories, which should add diversity to the Company’s revenues and cash flows sources. Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets. The Company believes in its ability to serve retailers with an array of branded products and quickly introduce new products to continue to allow Capstone to further penetrate its existing customer bases, while also attracting new customers. The Company’s primary, perceived challenge is creating sustained consumer demand for its products in a growing number of markets and attaining sustained profitability, which challenge is complicated by the cost of new product development and costs of penetrating new markets. An extensive product line, especially new product line, increases the investment in product development and, as such, increases operating overhead. This approach will require adequate funding to be effective and sustainable. There is no assurance of the Company’s ability to provide such funding on an ongoing or sustained basis.

With the Company’s “Connected Surfaces” category, Capstone has developed a comprehensive product offering. Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences and budgets. The Company believes in its ability to sell direct to consumers with an array of innovative connected products and quickly introduce additional products to continue to allow Capstone to further penetrate this developing market.

Tariffs. The previous U.S. administration implemented certain tariffs that directly affected the Company’s competitiveness. While all companies in certain industries are affected equally, the appeal for these products to consumers was negatively impacted when retail prices increased due to higher duty rates. The Company has seen promotional schedules cut back and retailers have requested pricing adjustments that would not be known to them in advance to products being shipped. Capstone’s business model insulates the Company from paying duties as its retail partners are the importers of record. The obvious unknown is the final impact of tariffs to the landed costs. Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

Tariffs and trade restrictions imposed by the previous U.S. administration provoked trade and tariff retaliation by other countries. A “trade dispute” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. As of the date of this Report, the new U.S. administration is currently reviewing its future position on this issue and there has not been a resolution of the Chinese-American trade dispute.

Sales and Marketing

Our products are sold nationally and internationally through a direct sales force. The sales force markets the Company’s products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites. Our business model has been designed to support “direct import sales” made directly to the retail customer. However, we also offer “domestic sales” programs which will be expanded in the future as a result of the Capstone Connected program becomes available.

Direct Import Sales. We ship finished products directly to our retail customer from Thailand and China. The sales transaction and title of goods are completed by delivering products to the customers overseas shipping point. The customer takes title of the goods at that point and is responsible for inbound ocean freight and import duties. Direct import sales are made in larger quantities (generally container sized lots) to customers worldwide.

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

In the six months ended June 30, 2021 and 2020, the Company had two customers who comprised approximately 47% and 32%, respectively, of net revenue. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

Competition is influenced by technological innovation, brand perceptions, product quality, value perception, customer service and price. Over the past several years while the Company’s focus has been on LED lighting, principal competitors include Energizer, Feit Electric and Jasco Products Co. (an exclusive licensee of General Electric Company). The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Sam’s/Wal-Mart offer lighting as part of their private branded product lines. Many of the Company’s competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach. Competitors with greater resources could undermine Capstone’s expansion efforts by marketing campaigns targeting its expansion efforts or price competition.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. Smart mirrors and other connected surface products are an emerging industry, and the Company may be unable to develop or license emerging new technologies that are dominant.

The COVID-19 pandemic has accelerated the decrease in consumer reliance on traditional brick-and-mortar retailing and heightened the importance of e-commerce and online marketing and sales. We have started our social media marketing. Many competitors have more established, widespread and effective e-commerce and social media campaigns than we do. We may not be able to effectively compete in e-commerce and social media marketing and sales. The COVID-19 pandemic has dramatically impacted marketing and sales of many products and the long-term impact of the pandemic remains uncertain as of the date of the filing of this Form 10-Q report.

With trends and technology continually evolving, and subject to adequate and affordable funding, Capstone will continue to invest and develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making. Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management. The Company continues to invest in developing the technologies and design critical to competing in our markets. Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors, and by the ongoing impact of the COVID-19 pandemic on our business and financial performance. Subject to adequate and affordable funding, absence of unexpected competition or technological developments in connected surface devices, and a curbing of the impact of the COVID-19 pandemic, the Company believes that it can effectively pursue and exploit product market niches because of management’s proven track record in delivering innovation to the market and cost-effective and timely manner.

Research, Product Development, and Manufacturing Activities

The Company’s research and development department based in Hong Kong designs and engineers many of the Company’s products, with collaboration from its third-party manufacturing partners and software developers. The Company outsources the manufacture and assembly of our products to a number of contract manufacturers overseas. Our research and development focus includes efforts to:

●	develop product with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost.

●	solidify new manufacturing relationships with contract manufacturers in Thailand.

CIHK establishes strict engineering specifications and product testing protocols with the Company’s contract manufacturers and ensure that their factories adhere to all Regional Labor and Social Compliance Laws. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing is conducted at the contract manufacturers facility and at 3rd party testing laboratories overseas.

Capstone’s research and development team enforces its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company’s products manufactured overseas, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country’s individual regulatory standards. The Company also hires quality control inspectors who examine and test products to Capstone’s specification(s) before shipments are released. CIHK office capabilities include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong, China and Thailand.

To successfully implement Capstone’s business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer’s growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations.

Capstone will invest in more technical and innovative product categories. These costs are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials currently used by Capstone are sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company’s specifications and provide the necessary facilities and labor to manufacture the Company’s products. Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product. In order to ensure the consistent quality of Capstone’s products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures are additional to the manufacturers’ internal quality control procedures and performed by the Quality Assurance personnel.

●	Raw Materials – Components and supplies are subject to sample inspections upon arrival at the contract manufacturer, to ensure the correct specified components are being used in production.

●	Work in Process – Our quality control team conducts quality control tests at different points during the product stages of our manufacturing process to ensure that quality integrity is maintained.

●	Finished Goods – Our team performs tests on finished and packaged products to assess product safety, integrity and package compliance.

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

Intellectual Property

CAPC subsidiary, CAPI, has filed a number of U.S. trademarks and patents over the past decade. These include the following trademarks: Exclusive license and sub-license to Power Failure Technology; Capstone Power Control, Timely Reader, Pathway Lights, and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight. We also have a number of patents pending; Puck Light (cookie), Puck Light Base, Multi-Color Puck Lights, LED Dual Mode Solar Light, Integrated Light Bulb (Coach Light), LED Gooseneck Lantern, Spotlights, Security Motion Activated Lights, Under Cabinet Lighting and Bathroom Vanity Light. CAPC periodically prepares patent and trademark applications for filing in the United States and China. CAPC will also pursue foreign patent protection in foreign countries if deemed necessary to protect a patent and to the extent that we have the available cash to do so. CAPC’s ability to compete effectively in the Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

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

We rely on trademark, trade secret, patent, and copyright laws to protect our intellectual property rights. We cannot be sure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license intellectual property rights from others to support new product introductions. There can be no assurance that we can acquire licenses under patents belonging to others for technology potentially useful or necessary to us and there can be no assurance that such licenses will be available to us, if at all, on terms acceptable to us. Moreover, there can be no assurance that any patent issued to or licensed by us will not be infringed or circumvented by others or will not be successfully challenged by others in lawsuits. We do not have a reserve for litigation costs associated with intellectual property matters. The cost of litigating intellectual property rights claims may be beyond our financial ability to fund.

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

Information Technology

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage our daily operations, communicate with our customers and maintain our financial and accounting records. In the normal course of business, we receive information regarding customers, associates, and vendors. Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, results of operations, product development and make us unable or limit our ability to respond to customers’ demands.

We have incorporated into our data network various on and off site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

●	hurricanes, fire, flood and other natural disasters

●	power outage

●	internet, telecommunications or data network failure.

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

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term facility ended June 30, 2021 (“Initial Period’). The Company had the option to extend the Initial Period for an additional six consecutive months, ending December 31, 2021, but decided not to renew.

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1,498,000. The proceeds will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital (See Note 6).

With the net operating loss of $1.074 million, the Company utilized $743.7 thousand of cash, during the six months ended June 30, 2021 as compared to $1.046 million used in the same period last year. Despite the loss during the period, the Company generated approximately $580 thousand of cash after securing a net $1.393 million private equity investment, net of approximately $104.9 thousand in stock placement fees. As of June 30, 2021, the Company had working capital of approximately $1.7 million, an accumulated deficit of approximately $5.5 million, a cash balance of $1.8 million and remained debt free, except for accounts payable and accrued liabilities.

The Company has been in discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and the Company’s credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach, J. Postal and E.Fleisig, a natural person. The Definitive Agreement is currently being finalized and should be completed by the end of August 2021 or earlier.

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30 , 2021 as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

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

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of licensed brand royalties, sales representatives’ commissions, advertising and trade show expense and costs related to employee’s compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
(In Thousands)

	June 30, 2021		June 30, 2020
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$907	100.0%
Cost of sales	—	—%	(872)	(96.1)%
Gross Profit	—	—%	35	3.9%
Operating Expenses:
Sales and marketing	8	—%	43	4.7%
Compensation	350	—%	400	44.1%
Professional fees	76	—%	110	12.1%
Product development	52	—%	41	4.5%
Other general and administrative	95	—%	107	11.8%
Goodwill impairment charge	—	—%	201	22.2%
Total Operating Expenses	581	—%	902	99.4%
Operating Loss	(581)	—%	(867)	(95.5)%
Other Income (Expense):
Other income	31	—%	—	—%
Other expense	(25)	—%	—	—%
Total Other Income (Expense)	6	—%	—	—%
Loss Before Tax Benefit	(575)	—%	(867)	(95.6)%
Benefit for Income Tax	—	—%	(210)	23.2%
Net Loss	$(575)	—%	$(657)	(72.4)%

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
(In Thousands)
	June 30, 2021		June 30, 2020
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$438	100.0%	$1,055	100.0%
Cost of sales	(309)	(70.5)%	(986)	(93.5)%
Gross Profit	129	29.5%	69	6.5%
Operating Expenses:
Sales and marketing	12	2.7%	255	24.1%
Compensation	702	160.2%	776	73.5%
Professional fees	203	46.6%	240	22.7%
Product development	79	18.0%	93	8.9%
Other general and administrative	198	45.2%	252	23.9%
Goodwill impairment charge	—	—%	491	46.5%
Total Operating Expenses	1,194	272.6%	2,107	199.5%
Operating Loss	(1,065)	(243.1)%	(2,038)	(193.0)%
Other Income (Expense):
Other income	41	9.4%	—	—%
Other expense	(49)	(11.2)%	—	—%
Total Other Income (Expense)	(8)	(1.8)%	—	—%
Loss Before Tax Benefit	(1,073)	(244.9)%	(2,038)	(193.0)%
Benefit for Income Tax	—	—%	(784)	(74.2)%
Net Loss	$(1,073)	(244.9)%	$(1,254)	(118.8)%

Net Revenues

Our business operations and financial performance for the quarter ended June 30, 2021 continued to be adversely impacted by the economic effects of the COVID-19 pandemic to the U.S. and global economy. As our LED revenue is dependent on customer orders issued many months in advance, this revenue shortfall continued to be driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick and mortar stores. During the three month ended June 30, 2021, the Smart Mirror products have been going through final laboratory testing and certifications. However, due to a surge of the Delta variant of COVID-19 in Thailand and resulting in regional lockdowns, causing product testing delays which has resulted in a delay in the shipment of the initial Smart Mirror inventory.

Net revenues for the three months ended June 30, 2021, were $0, a decrease of $907 thousand as compared to the second quarter 2020.

Net revenues for the six months ended June 30, 2021, were approximately $438 thousand a decrease of $617 thousand or 58.5% from approximately $1.1 million in the same period 2020.

For the three months ended June 30, 2021 international sales were $0 as compared to $126.4 thousand or 14% of revenue in 2020.

For the six months ended June 30, 2021 international sales were approximately $296 thousand or 68% of revenue as compared to $227.1 thousand or 22% of revenue in 2020.

In the second quarter 2021, the Company provided $0 in promotional allowances to customers, as compared to approximately $301 thousand in the same period 2020. This special marketing allowance during the second quarter 2020 was provided to assist in the promotion of a new item that was launched during the resurgence of the COVID-19 pandemic.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	Capstone Brand	% of Total Revenue	Capstone Brand	% of Total Revenue
LED Consumer Products- US	$—	—%	$780,171	86%
LED Consumer Products-International	—	—%	126,387	14%
Total Revenue	$—	—%	$906,558	100%

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2020
	Capstone Brand	% of Total Revenue	Capstone Brand	% of Total Revenue
LED Consumer Products- US	$141,900	32%	$828,474	78%
LED Consumer Products-International	296,523	68%	227,061	22%
Total Revenue	$438,423	100%	$1,055,535	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended June 30, 2021 and 2020, was $0 and $35.0 thousand, respectively, a reduction of $35 thousand from the previous year. Gross Profit as a percent of revenue was 0% in the second quarter 2021 as compared to 3.9% in 2020.

Gross profit for the six months ended June 30, 2021 and 2020, was approximately $128.6 thousand, and $69.2 thousand, respectively, an increase of $59.4 thousand. Gross Profit as a percent of revenue was 29.5% in the period 2021 as compared to 6.5% in 2020.

During the three months ended June 30, 2021 and 2020, the Company provided approximately $0 and $301 thousand, respectively of marketing allowances. The promotion allowances in 2020 was for a new item launched in the stores at a time the COVID -19 pandemic was starting to surge in the U.S. These funds were made available to assist with the in store sell through during a period that foot traffic declined. The impact of that allowance was to reduce net revenue and gross profit for the three and six month period in 2020.

Operating Expenses

Sales and Marketing Expenses

For the three months ended June 30, 2021, and 2020, sales and marketing expenses were approximately $7.6 thousand and $43.0 thousand respectively, a decrease of $35.4 thousand or 82.3%.

For the six months ended June 30, 2021, and 2020, sales and marketing expenses were approximately $11.8 thousand and $254.9 thousand respectively, a decrease of $243.1 thousand or 95.4%.

With the reduced revenue during the six month period ended June 30, 2021, sales related expenses were also reduced. Advertising expenses were reduced by $32.4 thousand from $34.7 thousand in 2020 to $2.3 thousand in 2021. The Consumer Electronics Show in 2021 was $0 compared to $146.7 thousand in 2020. Other reductions in commissions, point of sale data collection fees, freight, warehouse costs and other miscellaneous categories further reduced expenses by $64.0 thousand in the period as compared to last year.

Compensation Expenses

For the three months ended June 30, 2021, and 2020, compensation expenses were approximately $350.2 thousand and $399.7 thousand, respectively, a decrease of $49.5 thousand or 12.4%.

For the six months ended June 30, 2021, and 2020, compensation expenses were approximately $702.2 thousand and $776.4 thousand, respectively, a decrease of $74.2 thousand or 9.6%. As part of the COVID-19 cost mitigation plan, the Company eliminated several positions in the Hong Kong office which have not been restated and is the main reason for the expense reduction.

Professional Fees

For the three months ended June 30, 2021, and 2020, professional fees were approximately $76.3 thousand and $109.7 thousand respectively, a decrease of $33.4 thousand or 30.4%. During the second quarter of 2021, investment relations and legal expenses were reduced by a combined $10.6 thousand over last year. Accounting and tax fees also were reduced by $21.3 thousand as compared to 2020.

For the six months ended June 30, 2021, and 2020, professional fees were approximately $203.5 thousand and $240.2 thousand, respectively, a reduction of $36.7 thousand or 15.3%. Accounting and taxes represented $23.4 thousand of the expense reduction in the period.

Product Development Expenses

For the three months ended June 30, 2021, product development expenses were approximately $52.2 thousand as compared to $41.6 thousand in 2020, an increase of $10.6 thousand or 25.5%. During the second quarter 2021 the Company invested $50.6 thousand in software and hardware development for the Smart Mirror project compared to $18.1 thousand in the same period in 2020. In 2020 the Company also incurred $18.4 thousand of quality control inspection costs that were not required in in the second quarter, 2021.

For the six months ended June 30, 2021, product development expenses were approximately $79.0 thousand as compared to $93.2 thousand in 2020, a decrease of $14.2 thousand or 15.2%. During the period 2021 the Company invested $75.1 thousand in software and hardware development for the Smart Mirror project compared to $49.5 thousand in the same period in 2020, an increase of $25.6 thousand or 51.7%. The Company also had a $34.7 thousand expense reduction in quality control services during the quarter as a result of the reduced revenues.

Other General and Administrative Expenses

For the three months ended June 30, 2021, other general and administrative expenses were approximately $94.5 thousand as compared to $107.5 thousand in 2020, a decrease of $13.0 thousand or 12.1%. The expense reductions were in various categories including dues and subscriptions, office rent and telephone and mainly result from the cost mitigation plans previously implemented.

For the six months ended June 30, 2021, other general and administrative expenses were approximately $197.6 thousand as compared to $251.9 thousand in 2020, a decrease of $54.3 thousand or 21.6%. During the period as part of the mitigation plan, the Company reduced travel, lodging, meals and truck expense by approximately $19.1 thousand as compared to the same period 2020. A further approximate $17.3 thousand was due to a reduction in office rental expense with the closure of the Hong Kong storage facility.

Goodwill Impairment Charge

As a result of the continuing impact of the COVID-19 pandemic, Management determined that sufficient indicators continued to exist to require a further interim goodwill impairment analysis as of June 30, 2021. The interim analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge in the quarter was not required. The Company did incur a $200.7 thousand goodwill impairment charge for the three months ended June 30, 2020.

For the six months ended June 30, 2021 ,the goodwill impairment charge was approximately $0 as compared to $490.8 in the same period 2020.

Total Operating Expenses

For the three months ended June 30, 2021 and 2020, total operating expenses were approximately $580.8 thousand and $902.2 thousand, respectively, a decrease of $321.4 thousand or 35.6%.

For the six months ended June 30, 2021 and 2020, total operating expenses were approximately $1.194 million and $2.107 million, respectively, a decrease of $913 thousand or 43.3%. Last year the Company incurred a $490.8 thousand Goodwill impairment charge that accounted for 53.8% of the reduced expenses as it did not occur in this period. The cost mitigation plan many has resulted in expense reductions in many areas and with the reduced revenue Sales and Marketing expenses were substantially curtailed during the period.

Operating Loss

For the three months ended June 30, 2021 the operating loss was approximately $580.8 thousand compared to a loss of $867.2 thousand in 2020, a reduction of $286.4 thousand or 33.0%.

For the six months ended June 30, 2021 the operating loss was approximately $1.065 million compared to a loss of $2.038 million in 2020, a decrease of $973 thousand or 47.7%.

Total Other Expense, net

For the three months ended June 30, 2021, and 2020, other income was $6.2 thousand as compared to a loss of $0.1 in 2020. During the period the Company received a rebate of $30.7 thousand for the general liability premium as a result of the lower revenue in 2020. This was net against an expense of $24.5 thousand related to the cost of preferred B shares issued as part of the $750 thousand working capital line provided by certain directors.

For the six months ended June 30, 2021, and 2020, other income was $41.0 thousand as compared to $0 in 2020. Other expense for the same period was $49.0 thousand related to the cost of preferred series B-1 shares issued as part of the $750 thousand working capital line provided by certain directors. The net expense for the period was $7.9 thousand as compared to $0.1 in 2020.

Benefit for Income Tax

The CARES Act included provisions related to net operating loss carryback periods. The Company was able to carryback the NOL to 2017 tax years and generated an estimate refund of previously paid income taxes at an approximate 34% federal tax rate. In 2020 this resulted in a benefit for income tax provision of $210.3 thousand and $783.9 thousand for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 we have not earned a tax benefit.

Net Loss

For the three months ended June 30, 2021 the net loss was approximately $574.6 thousand compared to a net loss of $657.1 thousand in the same period 2020, a reduction of $82.5 or 12.6%.

For the six months ended June 30, 2021 the net loss was approximately $1.074 thousand compared to a net loss of $1.254 million in the same period 2020. The net loss reduction of approximately $180 thousand resulted from various factors. As our LED revenue is dependent on customer orders issued many months in advance, this revenue shortfall continued to be driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick and mortar stores.

During the three month ended June 30, 2021, the Smart Mirror products have been going through final laboratory testing and certifications. The Company has placed purchase orders and made deposits with our overseas factories for the initial Smart Mirror inventories, however, due to a surge of the Delta variant of COVID-19 in Thailand and China resulting in regional lockdowns, this has caused product testing delays resulting in a delay in the shipment of the initial inventory which we had anticipated for the latter period of the second quarter, 2021.

For the three months ended June 30,2021, $0 revenue in the second quarter had the biggest impact to the loss of $574.6 thousand.

The Company through its cost mitigation program has reduced discretionary spending, eliminated positions and significantly reduced the Hong Kong office expense but during this period.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the three months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. economy to deteriorate. In recent months with the availability of the national inoculation program economic trends have significantly improved. However with the recent upsurge of cases with the highly contagious Delta variant of COVID-19, we cannot foresee when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact on our business and our financial results. If the variants of COVID-19 are not effectively and timely controlled, our business operations, financial condition, and liquidity may continue to be materially and adversely affected because of its impact on overseas supply lines, logistic services and prolonged disruptions in consumer spending.

Operational cashflow is significantly influenced by the timing and launch of new products as well as favorable payment terms negotiated with overseas suppliers. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with flexibility in meeting our operating, financing and investing needs in the past.

During the six month ended June 30, 2021, the Company increased cash by approximately $580.5 thousand despite having a net operating loss of approximately $1.07 million. As of June 30, 2021, the Company has working capital of approximately $1.7 million and an accumulated deficit of $5.5 million. The Company’s cash balance was approximately $1.8 million, an approximately $600 thousand increase from $1.2 million as of December 31, 2020.

With the reduced revenues and to conserve cash, the Company implemented an expense mitigation plan that reduced discretionary spending including travel, lodging and trade show expenses, deferred executive management compensation, and significantly reduced the cost of the Hong Kong operation.

The Company has continued discussions with alternate funding sources that are more in line with the Company’s future business model, particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing programs are dependent upon market conditions and our credit rating.

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term loan facility started January 4, 2021 and ended June 30, 2021. The Company had the option to extend the agreement for an additional six consecutive months, ending December 31, 2021, but elected not to extend.

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1,498,000. The proceeds will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital. The Company will need additional outside funding in fiscal year 2021, particularly for purchase order funding that will support the Company’s inventory buildup with the launch of the Smart Mirror product line.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach, J. Postal and E.Fleisig, a natural person. The Definitive Agreement is currently being finalized and should be completed by the end of August 2021 or earlier.

Based on past performances and current expectations, Management believes that with the recent equity investment, cash on hand, and the completion of a purchase order funding facility, will be provide adequate liquidity to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror inventory for at least the next six-month period. Management believes that without additional capital including a common stock or increased cash generated from operations in fiscal 2021, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of June 30, 2021 and December 31, 2020, was approximately $1.8 million and $1.2 million respectively, an increase of approximately $600 thousand. The Company had an income tax refundable as of December 31, 2020 of approximately $861 thousand of which approximately $576 thousand was refunded on February 3, 2021 and has a further approximately $285.7 thousand to be refunded in 2021.

The Company as of June 30, 2021, and December 31, 2020 was debt free except for accounts payable and accrued liabilities.

Summary of Cash Flows	For the Six Months ended June 30,
	2021	2020
(In thousands)
Net cash provided by (used in) :
Operating Activities	$(744)	$(1,046)
Investing Activities	(69)	(16)
Financing Activities	1,393	53
Net increase (decrease) in cash and cash equivalents	$580	$(1,009)

As of June 30, 2021, the Company’s working capital was approximately $1.7 million. Current assets were approximately $2.7 million and current liabilities were approximately $953 thousand and include:

●	Accounts payable of approximately $99 thousand due vendors and service providers.

●	Accrued expenses of approximately $733 thousand for various services and allowances.

●	Warranty provision for estimated defective returns in the amount of approximately $54 thousand.

●	Operating lease liability-current portion of approximately $67 thousand.

Cash Flows used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2021 and 2020 was approximately $744 thousand and $1.046 million, respectively, a reduction of $302 thousand compared to last year. During the six months ended June 30, 2021, cash used in operating activities resulted from the net loss of approximately $1.074 million, $460 thousand increase of prepaid expenses for the initial Smart Mirror inventory deposits, but these uses were offset by approximately $575 thousand income tax refundable received from the Internal Revenue Service, a $49.0 thousand non-cash expense for the stock issued to certain Director’s for their loan facility, and $155 thousand increase in accounts receivable, net. The Company’s cash position was approximately $1.8 million at June 30, 2021 compared to $2.1 million at June 30, 2020.

Cash Flows used in Investing Activities

Cash used in investing activities in the six months ended June 30, 2021 and 2020 was $68.9 and $15.7 thousand, respectively. The increase resulted from the Company investing in new tooling related to the production of the Smart Mirror product.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 and 2020, was approximately $1.393 million and $53.3 thousand, respectively. During the six months ended June 30, 2021, the Company received net of fees, $1.393 million equity investment from 5 investors. (See Note 6 Stock Transactions ). As of June 30, 2021 and 2020, the Company had zero debt outstanding.

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

The Company’s manufacturing is currently conducted in China and Thailand. Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

●	The possibility of expropriation, confiscatory taxation or price controls.

●	Adverse changes in local investment or exchange control regulations.

●	Political or economic instability, government nationalization of business or industries, government corruption, and civil unrest.

●	Legal and regulatory constraints.

●	Tariffs and other trade barriers, including trade disputes between the U.S. and China.

●	Political or military conflict between the U.S. and China, or between U.S. and North Korea, resulting in adverse or restricted access by U.S.-based companies to Chinese manufacturing and markets.

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended June 30, 2021.

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

Because the Company is a smaller reporting company, this Form 10-Q Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2021, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2020 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Described below and throughout this Form 10-Q Report are certain risks that the Company’s management believes are applicable to the Company’s business and the industries in which it operates. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the Company’s business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers’ inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of extraordinary events, such as terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2020 and into 2021, any investment in our common stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity. These risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Business and Operational Risks

The continuing COVID-19 pandemic resurgence and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition and may hamper our ability to fund our operations without obtaining adequate, affordable funding, which funding may not be available as needed.

The outbreak of the COVID-19 pandemic has spread across the globe and continues to impact worldwide economic activity, including Southern Florida where the Company offices are located and in China and Thailand where the Company has its products made. The COVID-19 pandemic has prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for a period of time, due to the community spread of the disease or due to shutdowns that were requested or mandated by governmental authorities or businesses. While it is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued spread of COVID-19 pandemic, emergence of variant viruses and the measures taken by the governments and businesses in affected areas and in which we operate have disrupted and may continue to disrupt our product development, manufacturing supply chain, the retail marketplace and overall consumer buying confidence. For example, despite the phased reopening of the economy in many U.S. states, the resurgence of COVID-19 pandemic has paused many phased re-openings. Due to social distancing and other mandates implemented by federal, state and local governments, many individuals are working remotely and staying at home resulting in retail stores remaining closed and demand for consumer goods remaining uncertain. As the COVID-19 pandemic continues to remain a serious health threat, the retail marketplace may have continued declines, which has reduced and may continue to reduce revenue and, as a result, could continue to adversely affect our operating results and financial condition. The overall negative impact of the COVID-19 pandemic on the economy has also impacted, and may continue to impact, the number of potential retail customers for our products. The COVID-19 pandemic outbreak and government and business mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of COVID-19 pandemic to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. The further spread of the COVID-19 pandemic or emergence of vaccine resistant strains of the virus and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results and financial condition. The extent to which the COVID-19 pandemic outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

While the 2021 vaccination program has mitigated the impact of COVID-19 pandemic in some parts of the United States and other regions in 2021, the emergence of Delta variant and the still significant percentage of unvaccinated Americans in certain parts of the United States and other regions outside the United States creates the specter of the emergence of vaccine resistant variants of COVID 19 that could impose economic disruption similar to the initial wave of COVID 19 in 2020. This uncertainty makes COVID 19 pandemic an ongoing threat to and adverse factor in respect of the Company’s efforts to establish a new product line to stabilize the financial results of the Company. As such, the above described risk factors remain relevant to the Company and its business despite an improving economy in the United States and possible return to pre-COVID 19 pandemic economic growth

The adverse financial results from the COVID-19 pandemic on our business and financial performance coupled with our transition in new product focus on Connected Surfaces products and declining performance of the LED product lines places a significant financial strain on our Company. We secured a $750,000 thousand short-term working capital facility with an Initial Period ending on June 30, 2021, and with an option to expand up to December 31, 2020, The Company decided not to renew the facility. The Company obtained $1.4 million in equity funding on April 5, 2021. We anticipate the available funding will sustain operations in the short-term, in 2021, but this assumption may prove to be incorrect. However, to sustain future operations and revenue growth we will also need either adequate and affordable additional funding including purchase order funding or adequate cash flow from sales of products in fiscal year 2021.

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

The shipment of the Connected Surface products and success of Connected Surface products are critical to stabilizing the financial condition and performance of the Company. The Company intends to start shipment of those products to customers and distributors in the third quarter of 2021. Any delays in shipping and order fulfillment for Connected Surfaces will only impose greater financial stress on the Company and adversely impact the transition from LED product line to Connected Surfaces product line as the primary product line of the Company. A resurgence of the COVID-19 pandemic in the United States could adversely impact the Company’s efforts to ship and establish the Connected Surface product line by causing economic disruption and decline in consumer willingness to purchase discretionary purchase products like a smart mirror.

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

Due to the factors described below, the Company’s common stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market. The Company’s common stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Further, the Company does not have any research analyst issuing recommendations (with exception of an isolated, unsolicited March 2021 rating by Smart Score). The common stock is also a “penny stock” under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the common stock and makes any investment in the common stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and requires liquidity in the investment. Recent market activity in Company’s common stock is not indicative or a trustworthy indicator of future market performance of the common stock. An investment in the common stock remains an extremely risky investment that is not suitable for investors who cannot afford the loss of investment and can withstand or tolerate a lack of liquidity.

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

On April 28, 2021, Company issued common stock purchase warrants for purchase of 199,733 shares of common stock. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement in connection with the Company’s placement of $1.4 million of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act.

On May 6, 2021, the Company approved the following basic compensation arrangement for independent directors of the Company, effective August 6, 2021 and ending August 5, 2022: A total compensation value of $15,000 per annum, payable $750 monthly cash compensation or $9,000 or (60% of total value) and remainder $6,000 payable in non-qualified stock options issuable as of August 6, 2022 and with an exercise price equal to market price of common stock as of August 6, 2021, less 20% (discount).

On July 15, 2021, Jeffrey Guzy a Company director, exercised a previously granted non-qualified stock option and purchased 100,000 shares of Company common stock for an aggregate purchase price of $43,500 or a per share price of $.435. The shares are restricted shares under federal securities laws and were acquired by independent Director Guzy. The proceeds will be used by the Company for general working capital to support the rollout of the Smart Mirror product line.

All securities issued and described above were issued in reliance on an exemption from registration under the Securities Act contained in Rule 506(b) of Regulation D and Section 4(a)(2).

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

Dated: August 16, 2021

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer