Form 10-Q
period 2021-09-30
CAPSTONE COMPANIES, INC.
filed 2021-11-15
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

(954) 252-3440
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated file, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, the Company had 48,893,031 shares of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

EXPLANATORY NOTE

As used in this Form 10-Q Quarterly Report (Form 10-Q Report)) for the fiscal period ending September 30, 2021, “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO” on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) by COVID-19. “Company,” “Capstone,” “we,” “our,” and “us” refers to Capstone Companies, Inc., and its subsidiaries, unless context indicates just Capstone Companies, Inc.

COVID-19 pandemic has had a significant, adverse economic disruption in the United States and China, especially the locality of the offices of the Company and the Chinese original equipment manufacturers or “OEMs” of the products sold by the Company. The products sold by us are primarily sold by traditional brick-and-mortar retailers and COVID-19 pandemic significantly, adversely impacted those retailers and our sale of traditional LED products. We have developed a new product line for internet connected surfaces, smart mirrors, (“Connected Surface”) for residential use, but this new product line as a replacement core product line for the LED lighting products, had not shipped as of September 30, 2021, but is scheduled to start shipping in the fourth quarter ending December 31, 2021. The marketing launch of the initial products of the Connected Surface program began in February 2021. The impact of COVID-19 pandemic on the Company’s business and financial performance has been significant and ongoing and, coupled with the development of the Connected Surface product line, has placed a significant financial strain on us. Despite the ramped-up vaccination program in the United States and its beneficial impact on the adverse effects of the COVID-19 pandemic, especially the new “Delta” variant, the threat of new mutations or variants of the virus creates the specter of a vaccine-resistant strain and a future waive of economic disruption from a new wave of pandemic infections. The full impact of the Delta variant is not fully understood or understandable as of the date of the filing of this Form 10-Q Report, but the Delta variant appears to be highly contagious and virulent for unvaccinated persons and the significant percentage of people who are not fully vaccinated raises the specter of a new round of economic disruption in key markets for Connected Surface products and possible emergence of new variants that are not effectively combated by current vaccines. The emergence of a new variant that is not effectively combated by vaccines could cause a second global economic crisis and possibly ruinous impact of demand for the company-critical Connected Surface products.

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

Three and Nine Months Ended September 30, 2021

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30,	December 31,
	2021	2020
Assets:
Current Assets:
Cash	$932,599	$1,223,770
Accounts receivable, net	43,970	120,064
Inventories	25,441	8,775
Prepaid expenses	748,566	75,622
Income tax refund	285,673	861,318
Total Current Assets	2,036,249	2,289,549

Property and Equipment, net	116,388	54,852
Operating lease - right of use asset	114,032	158,504
Deposit	11,148	25,560
Goodwill	1,312,482	1,312,482
Total Assets	$3,590,299	$3,840,947

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$818,250	$825,690
Operating lease - current portion	68,392	63,307
Total Current Liabilities	886,642	888,997

Long-Term Liabilities:
Operating lease - long-term portion	55,814	107,690
Deferred tax liabilities-long-term	259,699	259,699
Total Long-Term Liabilities	315,513	367,389
Total Liabilities	1,202,155	1,256,386

Commitments and Contingencies ( Note 5 )

Stockholders’ Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued -15,000- shares at September 30, 2021, nil at December 31, 2020, (Liquidation Preference $15,000)	2	—
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares		—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued 48,893,031 shares at September 30, 2021 and 46,296,364 shares at December 31, 2020	4,892	4,630
Additional paid-in capital	8,548,716	7,053,328
Accumulated deficit	(6,165,466)	(4,473,397)
Total Stockholders’ Equity	2,388,144	2,584,561
Total Liabilities and Stockholders’ Equity	$3,590,299	$3,840,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues, net	$44,640	$709,654	483,063	$1,765,189
Cost of sales	(32,177)	(535,270)	(341,953)	(1,521,628)
Gross Profit	12,463	174,384	141,110	243,561

Operating Expenses:
Sales and marketing	7,082	22,337	18,910	277,264
Compensation	314,890	362,706	1,017,125	1,139,107
Professional fees	80,593	99,579	284,134	339,816
Product development	112,887	75,948	191,932	169,133
Other general and administrative	115,497	113,026	313,141	364,941
Goodwill impairment charge	—	—	—	490,766
Total Operating Expenses	630,949	673,596	1,825,242	2,781,027
Operating Loss	(618,486)	(499,212)	(1,684,132)	(2,537,466)

Other Income (Expenses):
Other income	—	—	41,059	—
Other expense	—	(47)	(48,996)	(181)
Total Other Income (Expenses)	—	(47)	(7,937)	(181)

Loss Before Tax Benefit	(618,486)	(499,259)	(1,692,069)	(2,537,647)

Benefit for Income Tax	—	(21,222)	—	(805,160)

Net Loss	$(618,486)	$(478,037)	(1,692,069)	$(1,732,487)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)	(0.04)	$(0.04)

Weighted Average Shares Outstanding
Basic and Diluted	48,878,745	46,296,364	47,962,310	46,350,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021, AND SEPTEMBER 30, 2020

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B-1		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2020	—	$—	—	$—	—	$—	46,296,364	$4,630	$7,053,328	$(4,473,397)	$2,584,561

Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Stocks issued to Directors for loan	—	—	15,000	2	—	—	—	—	48,994	—	48,996
Net Loss	—	—	—	—	—	—	—	—		(498,986)	(498,986)
Balance at March 31, 2021	—	—	15,000	2	—	—	46,296,364	4,630	7,106,522	(4,972,383)	2,138,771

Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Common Stock issued for cash, net of fees	—	—	—	—	—	—	2,496,667	251	1,392,889	—	1,393,140
Net Loss	—	—	—	—	—	—	—	—	—	(574,597)	(574,597)
Balance at June 30, 2021	—	—	15,000	$2	—	$—	48,793,031	$4,881	$8,503,611	$(5,546,980)	$2,961,514

Stock options for compensation	—	—	—	—	—	—	—	—	1,615	—	1,615
Common Stock issued for cash, net of fees	—	—	—	—	—	—	100,000	11	43,490	—	43,501
Net Loss	—	—	—	—	—	—	—	—	—	(618,486)	(618,486)
Balance at September 30, 2021	—	$—	15,000	$2	—	$—	48,893,031	$4,892	$8,548,716	$(6,165,466)	$2,388,144

Balance at December 31, 2019	—	$—	—	$—	—	$—	46,579,747	$4,658	$7,061,565	$(2,089,581)	$4,976,642
Stock options for compensation	—	—	—	—	—	—	—	—	8,925	—	8,925
Repurchase of common stock	—	—	—	—	—	—	(283,383)	(28)	(36,305)	—	(36,333)
Net Loss	—	—	—	—	—	—	—	—	—	(597,376)	(597,376)
Balance at March 31, 2020	—	—	—	—	—	—	46,296,364	4,630	7,034,185	(2,686,957)	4,351,858

Stock options for compensation	—	—	—		—	—	—	—	8,925	—	8,925
Net Loss	—	—	—	—	—	—	—	—	—	(657,074)	(657,074)
Balance at June 30, 2020	—	—	—	—	—	—	46,296,364	4,630	7,043,110	(3,344,031)	3,703,709

Stock options for compensation	—	—	—	—	—	—	—	—	6,018	—	6,018
Net Loss	—	—	—	—	—	—	—	—	—	(478,037)	(478,037)
Balance at September 30, 2020	—	$—	—	$—	—	$—	46,296,364	$4,630	$7,049,128	$(3,822,068)	$3,231,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,692,069)	$(1,732,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,392	18,222
Stock based compensation expense	10,015	23,868
Stock issued to Director’s for loan	48,996	—
Noncash lease expense	44,472	41,406
Unpaid accrued interest on paycheck protection program loan	—	359
Goodwill impairment charge	—	490,766
Increase (decrease) in accounts receivable, net	76,094	(198,050)
Increase in inventories	(16,666)	11,392
(Increase) decrease in prepaid expenses	(672,944)	69,146
Decrease in deposits	14,412	34,873
Decrease in accounts payable and accrued liabilities	(7,440)	(2,843)
(Increase) decrease in income tax refund-	575,645	(574,631)
Decrease in operating lease liabilities	(46,791)	(36,290)
Net cash used in operating activities	(1,658,884)	(1,854,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,928)	(15,739)
Net cash used in investing activities	(68,928)	(15,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan under paycheck protection program	—	89,600
Proceeds from sale of common stock, net of fees	1,436,641	—
Repurchase of common stock	—	(36,333)
Net cash provided by financing activities	1,436,641	53,267

Net Increase (Decrease) in Cash	(291,171)	(1,816,741)
Cash at Beginning of Period	1,223,770	3,131,249
Cash at End of Period	$932,599	$1,314,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Preferred stocks issued to Directors for loan fee	$48,996	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC,” “Company,” “we,” “our” or “us”), a Florida corporation and its wholly owned subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed unaudited consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2021, and results of operations, stockholders’ equity and cash flows for the three months and nine months ended September 30, 2021, and 2020. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the SEC on March 31, 2021.

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

Effects of COVID-19 Pandemic

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

In response to COVID-19 pandemic and Centers for Disease Control (‘CDC”) guidelines, the Company has practiced the following actions since March 2020:

●	Followed the CDC guidelines for social distancing and safe practices.
●	Placed restrictions on business travel for our employees.
●	Modified our corporate and division office functions to allow employees to work remotely and attend the office on a rotating schedule.

As of the filing of this Form 10-Q Report, the Company continues to adhere to the same practices. With government mandated lockdowns in Thailand and parts of China resulting from the upsurge in the Delta variant, the Company restrictions on business travel remains in effect. While all the above-referenced steps are appropriate considering COVID-19 pandemic, they have impacted the Company’s ability to operate the business in its ordinary and traditional course. Our personnel is limited to management and a limited number of employees in Florida and Hong Kong and we rely on contractors for production, inventory and distribution of our products. As such, our COVID-19 pandemic measures do not remediate impact of COVID-19 pandemic on all operations affecting our business and financial condition.

Our business operations and financial performance for the period ended September 30, 2021, continued to be adversely impacted by COVID-19 pandemic, which, in part, contributed to the poor performance of our traditional LED product line in the three fiscal quarters of 2021 and the lack of revenues from the new Connected Surface products. In Thailand, the Delta variant of COVID-19 pandemic has recently surged which disrupted our overseas OEM’s and delayed some of the Smart Mirror certification testing. This has resulted in shipment delays of the company critical Connected Surface Devices. The Company reported a net loss of approximately $618.5 thousand and $1,692 million for the three and nine months ended September 30, 2021, respectively, compared to a net loss of approximately $478.0 thousand and $1,732 million for the three and nine months ended September 30, 2020, respectively.

The overall economic indicators have continued to improve since the last quarter 2021. With the national vaccination program in place, the consumer confidence index has improved, the number of unemployed has continued to drop, retail sales have continued to increase, and the

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

overall stock market levels have regained their pre-pandemic levels. Future economic indicators are trending positive, however, as our wholesale business revenue is dependent on customer orders issued many months in advance, the revenue shortfall during the period continued to be driven by the uncertainty felt by retail buyers as to the short and long-term impact on the retail market of COVID-19 and its overall long-term impact on the U.S. economy and in-store retail foot traffic. Management actively monitors the impact of the global pandemic on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the evolution of the COVID-19 pandemic, emergence of variants and uncertainty about future variants, and the global response to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2021.

The Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and these systems are ready to launch and ship the Smart Mirror product. During the quarter the Company introduced the Smart Mirror on its Capstone Connected website. Prior to 2021, the Company’s wholesale business relied on brick-and-mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon. As the Company focuses its effort on social media driven e-commerce, the Company’s online strategy is projected to deliver future growth and reduce reliance on big box retail. The gross margin is more favorable on the e-commerce business which translates to better returns on lower revenues. The Company does not have extensive experience in conducting its own e-commerce business and the Company’s e-commerce efforts may not produce results that compensate for any lack of robust sales from brick-and-mortar sales.

The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Delta variant of COVID-19 recent resurgence in Thailand, has caused sporadic regional lockdowns and resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company has placed orders for the initial inventory rollout and expects these shipments will be made in the fourth quarter of 2021.

The fact that the COVID-19 pandemic adversely impacted our company at the same time as we were implementing a major shift in product line, from the mature LED products to new Connected Surfaces products, amplified financial impact of COVID-19 pandemic by disrupting development and production of new Connected Surfaces products in China, and then causing the Company to move some product production to Thailand, which was less impacted by COVID-19 pandemic at the time of transition. This delay in launching the new product line coupled with the decline in sales of the LED product line adversely, impacted the Company.

Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of September 30, 2021. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended September 30, 2021, as the fair value of the reporting unit exceeded the carrying amount based on the Company’s market capitalization. With the continuing economic uncertainties caused by the COVID-19 pandemic, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refund of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021, leaving approximately $286 thousand remaining balance to be refunded as of September 30, 2021.

Liquidity and Going Concern

The accompanying condensed unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The COVID-19 pandemic’s resurgence in many states or emergence of new vaccine-resistant strains of the virus could have a continuing negative impact on the brick-and-mortar retail sector, with consumers’ unwilling to visit retail stores, causing reduced consumer foot traffic and consumer spending. However, with a successful relaunch of the Smart Mirror portfolio using the online retail platform, the Company will not be as dependent on brick-and-mortar and e-commerce sites of Big Box retailers for our revenue streams as in previous years.

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

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Common Stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital (See Note 6).

With the net operating loss of $1.692 million, the Company utilized $1.659 million of cash, during the nine months ended September 30, 2021, as compared to $1.854 million used in the same period last year. During the period, the Company’s cash decreased approximately $291 thousand after securing $1,437 million in a private equity investment, net of approximately $104.9 thousand in stock placement fees. As of September 30, 2021, the Company had working capital of approximately $1.2 million, an accumulated deficit of approximately $6.2 million, a cash balance of $933 thousand and remained debt free, except for accounts payable and accrued liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has been in discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. Management recognized that additional capital or increased cash generated from operations in fiscal 2021 would enable the Company to continue meeting its obligations over the next twelve months from the filing date of this Form 10-Q Report. Accordingly, on July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach, J. Postal and E. Fleisig, a natural person. This agreement has finalized, and the Company has received the $1,020,000 funding under this agreement on October 18, 2021.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Nature of Business

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida.

Since the beginning of fiscal year 2007, the Company through CAPI has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company developed a smart interactive mirror for residential use, which was launched at the Consumer Electronics Show in early 2020 but its release to the retail market has been delayed due to product development delays at our suppliers, resulting from the impact of COVID-19 pandemic. The development of the smart interactive mirror or “Smart Mirrors” is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand. The Smart Mirror launch was announced in February 2021, but because of operational delays and regional lockdowns resulting from the recent upsurge in the Delta variant of COVID-19 in Thailand, the product is now scheduled for shipment in the fourth quarter ending December 31, 2021.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of September 30, 2021, and December 31, 2020, accounts receivable had not been collateralized against debt.

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

As of September 30, 2021, and December 31, 2020, management has determined that accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:

	September 30,	December 31,
	2021	2020
Trade Accounts Receivables at period end	$43,970	$197,166
Reserve for estimated marketing allowances, cash discounts and other incentives	—	(77,102)
Total Accounts Receivable, net	$43,970	$120,064

The following table summarizes the changes in the Company’s reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:

	September 30,	December 31,
	2021	2020
Balance at beginning of the year	$(77,102)	$(263,092)
Reclassification of allowance from accounts receivable to accounts payable and accrued liabilities	77,102	173,426
Expenditures	—	12,564
Balance at period-end	$—	$(77,102)

Marketing allowances include the cost of underwriting an in store instant rebate coupon or a target markdown allowance on a specific product. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment.

During 2020, the Company reclassified an accrued allowance of $173,426 from accounts receivable to accounts payable and accrued liabilities due to the decline in revenues and accounts receivable to offset these credits. The Company may have to pay cash to settle certain marketing allowances and other incentives issued to customers with no outstanding accounts receivable.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the nine months ended September 30, 2021, the Company reclassified $77,102 of accrued allowance from accounts receivable to accounts payable and accrued liabilities due to the decline in revenues and accounts receivable to offset these credits. The Company may have to pay cash to settle certain marketing allowances and other incentives issued to customers with no outstanding accounts receivable.

Inventories

The Company’s inventory, which consists of finished LED lighting products for resale by Capstone, is recorded at the lower of cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the period ended September 30, 2021, and 2020, inventory write downs were $0 for each period. As of September 30, 2021, and December 31, 2020, the inventory was valued at $25,441 and $8,775, respectively.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of September 30, 2021, and December 31, 2020, prepaid expenses were $748,566 and $75,622, respectively. The large increase in this period’s prepaid balance is the result of purchase orders having been placed and deposits made for the Smart Mirror inventories.

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

As a result of the economic uncertainties caused by the COVID-19 pandemic and decline in revenue during the quarter ended September 30, 2021, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the period ended September 30, 2021. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying consolidated balance sheets:

	September 30,	September 30,
	2021	2020
Balance at the beginning of the period	$1,312,482	$1,445,254
Impairment charges	—	—
Balance at the end of the period	$1,312,482	$1,445,254

	September 30,	December 31,
	2021	2020
Balance at the beginning of the period	$1,312,482	$1,936,020
Impairment charges	—	(623,538)
Balance at the end of the period	$1,312,482	$1,312,482

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of Common Stock outstanding as of September 30, 2021, and 2020. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2021, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 2,079,633 which was comprised of 880,000 stock options, 199,733 warrants and 15,000 of Preferred B-1 stock converted to 999,900 of common stock, as compared to 990,000 stock options as of September 30, 2020.

Revenue Recognition

The Company generates revenue from developing, marketing, and selling consumer lighting products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities. Capstone currently operates in the consumer lighting products category in the United States and in certain overseas markets. These products may be offered either under the Capstone brand or licensed brands.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$—	—%	$433,167	61%
Lighting Products-International	44,640	100%	276,487	39%
Total Net Revenue	$44,640	100%	$709,654	100%

	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$141,900	29%	$1,261,641	71%
Lighting Products-International	341,163	71%	503,548	29%
Total Net Revenue	$483,063	100%	$1,765,189	100%

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

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $0 and approximately $1.0 thousand for the three months ended September 30, 2021, and 2020, respectively and $7.6 thousand and $332.4 thousand for the nine months ended September 30, 2021, and 2020.

Warranties

The Company provides the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase.

Certain retail customers may receive an off invoice-based discount such as a defective/warranty allowance, that will automatically reduce the unit selling price at the time the order is invoiced. This allowance will be used by the retail customer to defray the cost of any returned units from consumers and therefore negate the need to ship defective units back to the Company. Such allowances are charged to cost of sales at the time the order is invoiced.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying September 30, 2021, and December 31, 2020, balance sheets:

	September 30,	December 31,
	2021	2020
Balance at the beginning of the period	$56,465	$247,850
Amount accrued	627	46,322
Expenditures	(10,770)	(237,707)
Balance at period-end	$46,322	$56,465

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $6,910 and $8,554 for the three months and $14,493 and $205,508 for the nine months ended September 30, 2021, and 2020, respectively.

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

Product development expenses were $112,887 and $75,948, respectively for the three months and $191,932 and $169,133, respectively for the nine months ended September 30, 2021, and 2020.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $172 and $1,013 for the three months and $512 and $15,751 respectively for the nine months ended September 30, 2021, and 2020.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of September 30, 2021, and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Accounts payable	$112,630	$246,158
Accrued warranty reserve	46,322	56,465
Accrued compensation	258,810	146,101
Accrued benefits, marketing allowances and other liabilities	400,488	376,966
Total accrued liabilities	705,620	579,532
Total	$818,250	$825,690

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

Tax regulations within each jurisdiction are subject to the interpretation of the relaxed tax laws and regulations and require significant judgement to apply. The Company is not subject to U.S. federal, state, and local tax examinations by tax authorities generally for a period of 3 years from the later of each return due date or date filed.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation- Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense. The Company accounts for forfeitures as they occur.

Stock-based compensation expense recognized during the three months ended September 30, 2021, and 2020 was $1,615 and $6,018, respectively.

Stock-based compensation expense recognized during the nine months ended September 30, 2021, and 2020 was $10,015 and $23,868, respectively.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FIDC”) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of September 30, 2021, and December 31, 2020, the Company has approximately $294.6 thousand and $431.34 thousand, respectively, in excess of FIDC insurance limits.

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

Major Customers

The Company had two customers who comprised 52% and 29%, respectively, of net revenue during the nine months ended September 30, 2021, and two customers who comprised 30% and 54%, respectively, of net revenue during the nine months ended September 30, 2020. The loss of these customers would adversely impact the business of the Company.

For the nine months ended September 30, 2021, and 2020, approximately 71% and 29%, respectively, of the Company’s net revenue resulted from international sales.

As of September 30, 2021, approximately $44.0 41,000 thousand or 100% of accounts receivable was from one customer. As of December 31, 2020, approximately $120.1 120,100 thousand or 100% of accounts receivable was from one customer.

Major Vendors

The Company had two vendors from which it purchased 48% and 26%, respectively, of merchandise during the nine months ended September 30, 2021, and two vendors from which it purchased 61% and 25% of merchandise during the nine months ended September 30, 2020. The loss of these suppliers could adversely impact the business of the Company.

As of September 30, 2021, approximately $11.0 thousand or 10% of accounts payable was due to one vendor. As of December 31, 2020, approximately $115 thousand or 47% of accounts payable was due to one vendor.

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

The Company, through Sterling National Bank, applied for a loan under the Paycheck Protection Program (“PPP”). The PPP was enacted on March 27, 2020, as part of the CARES Act and provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. On May 11, 2020, the Company received loan proceeds in the amount of $89,600.

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

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

Notes Payable to Officers, Directors and Related Parties

For the periods ended September 30, 2021, and December 31, 2020, there have been no outstanding loan balances with a Company Officer, Director or related parties and the Company had $0 notes payable to officers, directors, and related parties.

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

Interest accrued on the unpaid balance of all loan advances at a simple annual interest rate of one percent (1%) (“Interest”) based on a 360-day year. Accrued and unpaid Interest on principal was due and payable in full on the Maturity Date. Management decided not to extend the agreement past the Initial Period maturity date that ended on June 30, 2021.

In consideration for the Lenders allowing for loan advances under this agreement, a below market rate of interest and the loan made on an unsecured basis and as payment of a finance fee for the loan, the Company issued a total of seven thousand five hundred shares of Company’s Series B-1 Convertible Preferred Stock, $0.0001 par value per share, (“Preferred Shares”) to each of the Lenders (the “Finance Fee”). Each preferred share converts into 66.66 shares of Common Stock at option of Lender. The Preferred Shares and any shares of Common Stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences, or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of Common Stock to be issued upon conversion and the market price of the Common Stock on the date the working capital loan agreement was executed. The Company amortized the $48,996 Finance Fee over the six month of the agreement which ended June 30, 2021. The Finance Fee was recognized as expense and included in other expense on the condensed consolidated statements of operations.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. This agreement has finalized, and the Company has received the $1,020,000 funding under this agreement on October 18, 2021.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for offices in Fort Lauderdale, Florida. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

On May 9, 2019, per the terms of the lease agreement, the current landlord was notified of the Company’s intent to take over the lease.

Effective November 1, 2019, the Company entered a new prime operating lease with the landlord “431 Fairway Associates, LLC” ending June 30, 2023, for the Company’s executive offices located on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020, and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for approximately 4,694 square feet of common area maintenance charges in the leased premises which has been estimated at $12.00 per square foot on an annualized basis.

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended September 30, 2021, and 2020 amounted to $41,131 and $40,274, respectively and amounted to $112,214 and $128,705 for the nine months ended September 30, 2021, and 2020, respectively. The rent expense includes two, month to month storage rentals which for the three months and nine months ended September 30, 2021, and 2020, amounted to $808 and $4,328, respectively, and $2,184 and $13,370, respectively. At the commencement date of the office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of September 30, 2021, is as follows:
Assets
Operating lease - right-of-use asset	$114,032

Liabilities
Current
Current portion of operating lease	$68,392

Noncurrent
Operating lease liability, net of current portion	$55,814

Supplemental statement of operations information related to leases for the period ended September 30, 2021, is as follows:
Operating lease expense as a component of other general and administrative expenses	$52,380

Supplemental cash flow information related to leases for the period ended September 30, 2021, is as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow paid for operating lease	$54,696

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	21

Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2021, are as follows:

Year	Operating Lease
2021 remaining three months	$18,594
2022	75,492
2023	38,304
Total Minimum Future Payments	132,390
Less: Imputed Interest	8,184
Present Value of Lease Liabilities	$124,206

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Capstone International Hong Kong Ltd, (CIHK), entered into a lease agreement for office space at 303 Hennessy Road, Wanchai, Hong Kong. The original agreement, which was effective from February 17, 2014, has been extended various times. On August 17, 2019, the lease was further extended with a base monthly rate of $5,100 for six months until February 16, 2020. As the premises was no longer required as the employees were working remotely from their homes, the Company decided not to renew and allowed this lease to expire.

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf was paid $10,500 per month through December 31, 2015, increasing to $12,500 per month from January 1, 2016, through December 31, 2017.

In January 1, 2017, the agreement was amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2017 through December 31, 2017.

On January 1, 2018, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2018 through December 31, 2018.

On January 1, 2019, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2019 through December 31, 2020.

On January 1, 2021, the sales operations consulting agreement with Mr. Wolf was further extended, whereby Mr. Wolf would be paid $13,750 per month from January 1, 2021 through December 31, 2021.

The agreement can be terminated upon 30 days’ notice by either party. The Company may, in its sole discretion at any time convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Effective September 1, 2020 through March 31, 2020, payment of fifty percent or $6,875 of the monthly consulting fee had been deferred for future payment. As of September 30, 2021 and December 31, 2020, the amount due to Mr. Wolf for deferred consulting fees was $48,125 and $27,500, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

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

Effective September 1, 2020, through March 31, 2021, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary had been deferred for future payment. Effective April 3, 2021, their salaries were restored to previously approved levels. As of September 30, 2021, and December 31, 2020, the amounts accrued for deferred wages for Mr. Wallach and Mr. McClinton were $93,365 and $59,279, respectively, and $52,256 and $33,179, respectively, which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

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

On June 10, 2020, the Company approved that effective on August 1, 2020, until August 1, 2021, each independent director, namely Jeffrey Guzy and Jeffrey Postal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be additional to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee.

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

Public Relations Agreement

On September 27, 2018, the Company executed a public relations services agreement with Max Borges Agency, (“MBA”), a full – service public relations and communications agency with offices in Miami and San Francisco. The Company entered into the Agreement to obtain assistance from a nationally recognized firm, specializing in the development of product branding, marketing, and launching of technology products. The agreement was effective on October 1, 2018, with an initial 180-day term, which either party can cancel with 60 days advanced notice in writing on or after the 120th day of the effective date. MBA would receive a monthly fee of $11,250 and $476 subscription fee due on the first of each month. During 2019 both Companies agreed to temporarily pause the MBA agreement for specific months and in May 2019 the engagement restarted with the same statement of work and terms as originally agreed. On January 21, 2020, the Company provided MBA with 60 days cancellation notice and the agreement ended March 31, 2020. Accordingly, Capstone’s last payment and the deposit on file was applied towards 60 days of service between Capstone and MBA at a future date. On October 18, 2021, Capstone activated services with MBA for a 60-day deliverable to end on December 18, 2021.

NOTE 6 - STOCK TRANSACTIONS

Stock Purchase Agreements

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares”) of its common stock, $0.0001 par value per share, (“common stock”) for an aggregate purchase price $1,498,000. The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, and the remainder for advertising and working capital. Under the SPA, each investor is granted five-year piggyback, ‘best efforts’ registration rights with no penalties. The Shares are ‘restricted securities” under Rule 144 of the Securities Act and are subject to a minimum six month hold period. Based on representations made to the Company, the five investors do not constitute a “group” under 17 C.F.R. 240.13d-3 and have purchased the Shares solely as an investment for each investor’s own account. No individual investor owns more than 2% of the issued and outstanding shares of common stock.

The Private Placement was required to raise needed working capital to purchase U.S. domestic inventory, to support the Company’s new Smart Mirror product line that will be sold online in the second quarter 2021. The Company engaged Wilmington Capital Securities, LLC, a

NOTE 6 - STOCK TRANSACTIONS (Continued)

FINRA and SEC registered broker to act as a placement agent to assist to raise capital through a private placement from one or more accredited investors. As compensation for their services Wilmington was paid 7% of the gross proceeds or $104,860 as a placement fee. The placement fee was offset against the $1,498,000 proceeds and the net amount of $1,393,140 increased the Company’s additional paid in capital as presented on the accompanying condensed consolidated statement of stockholders’ equity statement as of September 30, 2021. In addition, the Company issued to Wilmington as consideration for their placement fee services, warrants equal to 8% of the shares issued or 199,733 warrants. The warrants can be exercised for five years from date of issuance, exercisable at a price per share equal to 110% or $0.66 of the price per share paid by the investors.

Warrants

On April 28, 2021, Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66 and exercisable for five years from the issuance date. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker-dealer in connection with the Company’s placement of $1.4 million of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act. The estimated fair value of these warrants since issued as issuance costs, had no impact on the Company’s financial statements as of September 30, 2021.

As of September 30, 2021, and 2020, the Company had 199,733 and 0 warrants outstanding.

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

On June 7, 2016, the Company authorized 3,333,333 of the B-1 preferred stock. The B-1 shares have a liquidation preference of $1.0 per share or $15,000 as of September 30, 2021.

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

On May 2, 2017, the Company’s Board of Directors amended the Company’s 2005 Equity Incentive Plan to extend the Plan’s expiration date from December 31, 2016, to December 31, 2021.

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

As of September 30, 2021, there were 880,000 stock options outstanding and vested. The stock options have a weighted average exercise price of $0.435 and have a weighted average contractual term remaining of 2.64 years.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

NOTE 6 - STOCK TRANSACTIONS (Continued)

For the three and nine months ended September 30, 2021, and 2020, the Company recognized stock-based compensation expense of $1,615 and $6,018, and $10,015 and $23,868, respectively, related to these vested stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income.

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company’s Board of Directors authorized the Company to implement a stock repurchase plan for up to $750,000 worth of shares of the Company’s outstanding common stock. The stock purchases can be made in the open market, structured repurchase programs, or in privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased will be at the discretion of management and will depend on several factors including the price of the Company’s common stock, market conditions, corporate developments, and the Company’s financial condition. The repurchase plan may be discontinued at any time at the Company’s discretion.

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

As of September 30, 2021, and December 31, 2020, a total of 750,000 of the Company’s common stock has been repurchased since the program was initiated at a total cost of $107,740.

NOTE 7- SUBSEQUENT EVENTS

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. This agreement has finalized, and the Company has received the $1,020,000 funding under this agreement on October 18, 2021.

On October 18, 2021, Capstone activated services with MBA for a 60-day deliverable to end on December 18, 2021. (On January 21, 2020, the Company provided MBA with 60 days cancellation notice and the agreement ended March 31, 2020. Accordingly, Capstone’s last payment and the deposit on file was applied towards 60 days of service between Capstone and MBA at a future date.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2020 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic (including variant viruses), financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2020 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

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

The above examples are not exhaustive and new risks emerge from time to time. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we expect to operate in the future. These forward-looking statements speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions, or circumstances on which any such statement was based, except as required by law.

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

Overview of our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The Company has global distribution including Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company (“CAPI”). Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. The Company has a recent history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Smart Mirrors.

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

As of the filing of this Form 10-Q Report, the Company continues to adhere to the same practices. With government mandated lockdowns in Thailand and parts of China resulting from the upsurge in the Delta variant, the Company restrictions on business travel remains in effect. While all the above-referenced steps are appropriate considering COVID-19 pandemic, they have impacted the Company’s ability to operate the business in its ordinary and traditional course. The Company does not have a vaccination mandate for its employees.

Our business operations and financial performance for the period ended September 30, 2021, continued to be adversely impacted by COVID-19, which, in part, contributed to the poor performance of our traditional LED product line in the first three fiscal quarters of 2021 and the lack of revenues from the new Connected Surface products. In Thailand, the Delta variant of COVID-19 has recently surged which disrupted our overseas OEM’s and delayed some of the Smart Mirror certification testing. This has resulted in shipment delays of the company critical Connected Surface Devices. The Company reported a net loss of approximately $618.5 thousand and $1.692 million for the three and nine months ended September 30, 2021, respectively, compared to a net loss of approximately $478.0 thousand and $1.732 million for the three and nine months ended September 30, 2020, respectively.

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

During the nine months ended September 30, 2021, the general U.S. economic indicators show significant signs of improvement including the consumer confidence index and Management believes that with the national vaccine inoculation program making major advances, and with increasing consumer confidence, states will continue to open their economies and consumer foot traffic will increase in brick-and-mortar retailers in 2021. This improvement may be adversely affected in the fourth quarter of 2021 if the Delta variant of COVID 19 or a new variant proves to vaccine resistant or continues to cause a surge in severe illness and death among a significant percentage of unvaccinated Americans and others in other nations. Further, there is a growing concern about impact of any sustained inflationary trends adversely impacting consumer confidence in the economy and resulting in drop in purchases of discretionary consumer products like the Connected Surfaces products.

The Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and these systems are ready to launch and ship its Smart Mirror product.

During the quarter the Company introduced the Smart Mirror on its Capstone Connected website. Prior to 2021, the Company’s wholesale business relied on brick-and-mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon. As the Company focuses its effort on social media driven e-commerce, the Company’s online strategy is projected to deliver future growth and reduce reliance on Big Box retail. The Company believes that the gross margin is more favorable on the e-commerce business which then should translates to better returns on lower revenues. The Company does not have operational experience in running its own e-commerce site for Connected Surfaces products to substantiate this expectation of better returns on lower revenues. If the Company cannot operate an effective e-commerce site or effectively market in the e-commerce marketplace, the launch of the Connected Surfaces product line may not be successful.

Further reliance on brick-and-mortar retailers may not provide the necessary to financial benefits to address the Company’s current financial problems. COVID-19 pandemic may have substantially altered the consumer product distribution environment. The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Delta variant of COVID-19 for the last few months had a major surge in Thailand which necessitated sporadic regional lockdowns and has resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company has placed orders for the initial inventory rollout and expects these that these shipments will be made in the third quarter, 2021 to support the holiday buying period.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic and the reduced revenue during the period, Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of September 30, 2021. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended September 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refundable of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021, leaving approximately $286 remaining balance to be refunded as of December 31, 2021.

Despite the operation obstacles and delays that the COVID 19 pandemic has caused, we are progressing in our goals and intend to execute our organic growth strategy, which is designed to enhance our market presence and expand our consumer customer base.

Goodwill Impairment

As a result of the economic uncertainties caused by the resurgence of the COVID-19 pandemic, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the three months ended September 30, 2021. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required. For the three months ended September 30, 2021, and 2020, the Company recognized a goodwill impairment charge of $0 and $0. The total impairment charge for the nine months ended September 30, 2021, and 2020 was $0 and $490,766, respectively.

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

The COVID-19 pandemic resurgence in many states or emergence of new vaccine-resistant strains of the virus could have a continuing negative impact on the brick-and-mortar retail sector, with consumers’ unwilling to visit retail stores, causing reduced consumer foot traffic and consumer spending. However, with a successful relaunch of the Smart Mirror portfolio using the online retail platform, the Company will not be as dependent on Big Box retailers for our revenue streams as in previous years.

On January 4, 2021, the Company entered a $750 thousand working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term facility ended June 30, 2021. The Company had the option to extend for an additional six consecutive months, ending December 31, 2021, but decided not to renew.

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1.498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,393,140 in net proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital (See Note 6).

With the net operating loss of $1.692 million, the Company utilized $1.659 million of cash, during the nine months ended September30, 2021 as compared to $1.854 million used in the same period last year. During the period, the Company’s cash decreased approximately $291 thousand after securing a net $1.437 million private equity investment, net of approximately $104.9 thousand in stock placement fees. As of September 30, 2021, the Company had working capital of approximately $1.2 million, an accumulated deficit of approximately $6.2 million, a cash balance of $932 thousand and remained debt free, except for accounts payable and accrued liabilities.

The Company has been in discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. Management recognized that additional capital or increased cash generated from operations in fiscal 2021 would enable the Company to continue meeting its obligations over the next twelve months from the filing date of this Report. Accordingly, on July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1.020 million with Directors S. Wallach, and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company other than as a lender. This agreement has finalized, and the Company has received the $1.020 million, funding under this agreement on October 18, 2021.

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

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. Those efforts may not successfully remediate or combat in all instances the adverse impact of COVID-19 pandemic and the affected efforts to launch the Connected Surfaces product line.

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

Capstone’s past success has been in its ability to identify emerging product categories where Capstone’s management experience can be fully leveraged. We demonstrated this when the Company entered the LED lighting category. Our branding and product strategies delivered the Company to a well-respected market position. The Company’s low-cost manufacturing and operations have typically, in the past, provided an advantage in delivering great products affordably.

Our expectation is that the new product portfolio appeals to a much larger audience than our traditional LED lighting product line. The new Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The products have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected MSRP retail to start at $799.00, with the goal to deliver exceptional consumer value to mainstream America. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

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

Last year, the Company expanded its investment and commitment in social media marketing. With our Company’s plan to shift its focus to on-line commerce in the first half of 2022 and thereafter, its social media presence will be key to the Company’s growth initiatives. The analytics derived from testing various messaging on social media platforms (i.e., Facebook Ads, Google Ads) has validated consumer interest in the Smart Mirror program. Based on the results from the Smart Mirrors product rollout, the Company’s social media marketing efforts may be revised or expanded. Additional capital may be required to fully exploit an effective social media and e-commerce effort to support the company-critical Smart Mirrors product launch. As stated, the Company is new to social media and ecommerce marketing on the current contemplated scale and no assurances can be given, due to the lack of operational experience, on the success of those efforts, which are critical to our future financial performance and condition.

Organic Growth Strategy

Subject to adequate funding, the Company intends to pursue various initiatives to execute its organic growth strategy, which is designed to enhance its market presence, expand its customer base and maintain its recognition as an industry leader in new product development. Key elements of our organic growth strategy include:

Connected Surfaces. Historically LED lighting products have been our core business. The Capstone Lighting and Hoover Home LED brands combined, have sold millions of LED lighting products over the recent years and consequently the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company has determined that it needs to diversify and expand its core focus in order to continue to meet revenue growth initiatives. The Company has refocused its development and marketing initiatives and is determined to build on its success with a broader product portfolio beyond lighting products only. The new category “Connected Surfaces” was officially launched in January 2020 at CES. The Company intends to expand the new line of “Connected Products” for the next several years. The Company’s product roadmap outlines plan for product introductions through 2022 and this will continue to expand as consumer product acceptance validates its innovations. The Company believes this program will leverage existing relationships with its current retail partners, deliver on its e-commerce initiatives and collectively contribute organic growth for the Company.

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

The automobile segment leads the Smart Mirror industry as technology has imbedded into automobile mirrors. As of the date of this Form 10-Q Report, the Company’s Connected Surfaces products target the smart home segment only.

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

Capstone’s core executive team has been working together for over three decades and has successfully built and managed other consumer product companies. The Company believes that this past experience is applicable and has value to the efforts to establish a new product line.

Operating Management’s experience in hardline product manufacturing has prepared the Company for successful entries into various consumer product markets.

Capstone’s branding strategy was focused on establishing multiple trusted brands through licensing allowing for a broader reach into various channels. Capstone Lighting (2008), Hoover Home LED (2015) and Duracell (2017) have contributed in the past to expanding the Company’s retail position. Moreover, the knowledge of negotiating and managing such programs may prove beneficial for the Connected Surfaces portfolio. The Company does not have any branding opportunities or arrangements as of the date of this Form 10-Q Report and it is uncertain if the Company can or will develop branding opportunities for Connected Surfaces.

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

The Company’s products lines have been focused on consumer LED lighting and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Form 10-Q report. As a mature product line, LED business is a declining business line and revenue source. Further, Connected Surfaces represents a new industry for the Company from the LED product industry and the challenges of establishing new product lines in a new industry group can be daunting for a small company like Capstone.

The Company does not have the large internal research and development capability of larger companies.

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

While we have established new production capacity in Thailand, there is no final resolution of the U.S. / China trade dispute from which specific components are sourced. Developing a new, efficient OEM relationship in a new country takes time and effort to reach acceptable production efficiencies and to learn the most efficient manner of operating in a new country. We have only a short operational experience with Thai OEM’s and cannot predict long-term effectiveness of the relationship.

If the COVID-19 pandemic was to continue, it could have a detrimental impact on our ability to maintain operations by depressing consumer purchase of our products – whether online or in retail stores. Withstanding continued losses could cause the Company to consider significant corporate transaction, including, without limitation, a possible merger and acquisition transaction or reorganization to protect the core operations from the ongoing impact of the COVID-19 pandemic. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations.

Products and Customers

While the Company is expanding its product portfolio through the introduction of the Capstone Connected Surfaces program, it still develops and offers a select number of LED lighting products under the “Capstone Lighting” brand for both the U.S. and overseas market. The product lines available as of the date of this 10-Q report are as follows:

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

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. In a post-COVID-19 pandemic environment, these distribution channels may be less valuable as distribution channels, especially for the Smart Mirrors product line and if our e-commerce initiative succeeds and expands. The effective development of an e-commerce-based approach to distribution of products may be critical to the future performance of the Company. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. CIHK assists the Company in placing more products into foreign market channels as well. The Company sold Capstone brand products to markets outside the U.S., including Australia, Japan, South Korea, and the United Kingdom. International sales for the nine months ended September 30, 2021, were approximately $341,163 thousand or 71% of net revenue as compared to $503,548 thousand or 29% in the same period 2020. The Company’s performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company’s initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic.

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

With the Company’s “Connected Surfaces” category, Capstone has developed a comprehensive product offering. Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences, and budgets. The Company believes in its strategy to offer consumers with an array of innovative connected products and quickly introduce additional products to continue to allow Capstone to further penetrate this developing market.

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

Tariffs and trade restrictions imposed by the previous U.S. administration provoked trade and tariff retaliation by other countries. A “trade dispute” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. As of the date of this Form 10-Q Report, the new U.S. administration is currently reviewing its future position on this issue and there has not been a resolution of the Chinese American trade dispute.

Sales and Marketing

Our LED products are sold nationally and internationally through a direct sales force. The sales force markets the Company’s LED products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites. Our business model has been designed to support “direct import sales” made directly to the retail customer. However, we also offer “domestic sales” programs which will be expanded in the future as a result of the Capstone Connected Surfaces program becomes available. As we shift to Connected Surfaces products, the LED products will become a secondary product line.

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

Domestic Sales. The strategy of selling products from a U.S. domestic warehouse enables the Company to provide timely delivery and serve as a domestic supplier of imported goods. With this model the Company imports goods from overseas and is responsible for all related costs including ocean freight, insurance, customs clearance, duties, storage, and distribution charges related to such products and therefore such sales command higher sales prices than direct sales. Domestic orders are for a much smaller size and could be as low as a single unit directly to the end consumer if ordered through an online website. To support an effective e-commerce business model, we will be required to warehouse adequate inventory levels enabling the Company to ship orders directly to the end consumer expediently.

To the extent permitted by our current financial condition, we continue to make investments to expand our sales, marketing, technical applications support and distribution capabilities to sell our product portfolio. We also continue to make investments to promote and build market awareness of the products and brands we offer. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales agencies. Our independent sales agencies are paid a commission based upon sales made in their respective territories. Our sales agencies are recruited, trained, and monitored by us directly. We will utilize an agency as needed to help us provide service to our retail customers as required. The sales agency agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days’ prior notice. Our international sales to divisions of U.S. based retailers are made by our in-house sales team. Other international sales are made by our Hong-Kong based CIHK staff.

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

In the nine months ended September 30, 2021, and 2020, the Company had two customers who comprised approximately 81% and 84%, respectively, of net revenue. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

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

CIHK establishes strict engineering specifications and product testing protocols with the Company’s contract manufacturers and ensure that their factories adhere to all regional labor and social compliance Laws. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing is conducted at the contract manufacturers facility and at third party testing laboratories overseas.

Capstone’s research and development team enforces its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company’s products manufactured overseas, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country’s individual regulatory standards. The Company also hires quality control inspectors who examine and test products to Capstone’s specification(s) before shipments are released. CIHK office capabilities include product development, project management, sourcing management, supply chain logistics, factory compliance auditing, and quality enforcement for all supplier factories located in Hong Kong, China, and Thailand.

To successfully implement Capstone’s business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer’s growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations.

Subject to adequate working capital, Capstone will invest in more technical and innovative product categories. These costs are expensed when incurred and are included in the operating expenses.

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

Seasonality

In general, and with respect to our LED products, sales for household products and electronics are seasonally influenced. Certain gift products cause consumers to increase purchases during key holiday winter season of the fourth quarter, which requires increases in retailer inventories during the third quarter. In addition, natural disasters such as hurricanes and tornadoes can create conditions that drive increased needs for portable power and power failure light sales. Climate change may increase the number and severity of hurricanes, tornadoes, and flooding. Historically, the lighting products had lower sales during the first quarter due to the Chinese New Year holiday as factories are closed and shipments are halted during this period. Our transition to Thailand manufacturers may reduce the impact of Chinese New Year holiday.

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

Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. We cannot assure shareholders that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us. We will assess any loss of these rights and determine whether to litigate to protect our intellectual property rights on a case-by-case basis.

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

Information Technology

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage our daily operations, communicate with our customers and maintain our financial and accounting records. In the normal course of business, we receive information regarding customers, associates, and vendors. Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day-to-day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, results of operations, product development and make us unable or limit our ability to respond to customers’ demands.

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

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

With the net operating loss of $1.692 million, the Company utilized $1.658 million of cash, during the nine months ended September 30, 2021, as comparted to $1.854 million used in the same period last year. During the period, the Company’s cash decrease approximately $291 thousand after securing a net $1.436 million private entity investment, net of approximately $104.9 thousand in stock placement fees. As of September 30, 2021, the Company had working capital of approximately $1.2 million, an accumulated deficit of approximately $6.2 million, a cash balance of $932 thousand and remained debt free, except for accounts payable and accrued liabilities.

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

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement has been finalized on October 18, 2021, and the Company has received the funding of $1,020,000 on October 18, 2021.

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2021, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
(In Thousands)

	September 30, 2021		September 30, 2020
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$44	100%	$709	100%
Cost of sales	(32)	(73)%	(535)	(75)%
Gross Profit	12	27	174	25%
Operating Expenses:
Sales and marketing	7	16%	22	3%
Compensation	315	716%	363	51%
Professional fees	81	182%	100	14%
Product development	113	257%	76	11%
Other general and administrative	115	261%	113	16%
Total Operating Expenses	631	1,432%	674	95%
Operating Loss	(618)	(1,405)%	(499)	(70)%
Other Income (Expense):
Other income	—	—%		—%
Other expense	—	—%		—%
Total Other Income (Expense)		—%		—%
Loss Before Tax Benefit	(618)	(1,404)%	(499)	(70)%
Benefit for Income Tax	—	—%	(21)	(3)%
Net Loss	$(618)	(1,404)%	$(478)	(67)%

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
(In Thousands)
	September 30, 2021		September 30, 2020
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$483	100.0%	$1,765	100.0%
Cost of sales	(342)	(71)%	(1,521)	(86)%
Gross Profit	141	29%	244	14%
Operating Expenses:
Sales and marketing	19	4%	277	16%
Compensation	1,017	211%	1,139	65%
Professional fees	284	59%	340	19%
Product development	192	40%	169	10%
Other general and administrative	313	65%	365	21%
Goodwill impairment charge		—%	491	28%
Total Operating Expenses	1,825	378%	2,781	158%
Operating Loss	(1,684)	(349)%	(2,537)	(144)%
Other Income (Expense):
Other income	41	8%	—	—%
Other expense	(49)	(10)%	—	—%
Total Other Income (Expense)	(8)	(2)%	—	—%
Loss Before Tax Benefit	(1,692)	(350)%	(2,537)	(144)%
Benefit for Income Tax	—	—%	(805)	(46)%
Net Loss	$(1,692)	(350)%	$(1,732)	(98)%

Net Revenues

Our business operations and financial performance for the quarter ended September 30, 2021, continued to be adversely impacted by the economic effects of the COVID-19 pandemic to the U.S. and global economy. As our LED revenue is dependent on customer orders issued many months in advance, this revenue shortfall continued to be driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick-and-mortar stores. During the three-month ended September30, 2021, the Smart Mirror products have been going through final laboratory testing and certifications. However, due to a surge of the Delta variant of COVID-19 in Thailand and resulting in regional lockdowns, causing product testing delays which has resulted in a delay in the shipment of the initial Smart Mirror inventory.

Net revenues for the three months ended September 30, 2021, were $44.6 thousand, a decrease of $665.0 thousand as compared to the third quarter 2020.

Net revenues for the nine months ended September 30, 2021, were approximately $483.1 thousand a decrease of $1.282 million or 72.6% from approximately $1.765 million in the same period 2020.

For the three months ended September 30, 2021, international sales were $45 thousand or 100% of revenue as compared to $276 thousand or 39% of revenue in 2020.

For the nine months ended September 30, 2021, international sales were approximately $341 thousand or 71% of revenue as compared to $504 thousand or 29% of revenue in 2020.

 The following tables disaggregates revenue by geographic area:

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
	Capstone Brand	% of Total Revenue	Capstone Brand	% of Total Revenue
LED Consumer Products- US	$—	—%	$433,167	61%
LED Consumer Products-International	44,640	100%	276,487	39%
Total Revenue	$44,640	100%	$709,654	100%

	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Capstone Brand	% of Total Revenue	Capstone Brand	% of Total Revenue
LED Consumer Products- US	$141,900	29%	$1,261,641	71%
LED Consumer Products-International	341,163	71%	503,548	29%
Total Revenue	$483,063	100%	$1,765,189	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended September 30, 2021, and 2020, was $12 and $174 thousand, respectively, a reduction of $162 thousand from the previous year. Gross Profit as a percent of revenue was 27% in the third quarter 2021 as compared to 25% in the same quarter 2020.

Gross profit for the nine months ended September 30, 2021, and 2020, was approximately $141 thousand, and $244 thousand, respectively, a decrease of $103 thousand. Gross profit as a percent of revenue was 29% in the period 2021 as compared to 14% in 2020.

During the nine months ended September 30, 2021, and 2020, the Company provided approximately $8 and $332 thousand, respectively of marketing allowances, which are recorded as a reduction of revenues.

Operating Expenses

Sales and Marketing Expenses

For the three months ended September 30, 2021, and 2020, sales and marketing expenses were approximately $7.1 thousand and $22.3 thousand respectively, a decrease of $15.2 thousand or 68.3%.

For the nine months ended September 30, 2021, and 2020, sales and marketing expenses were approximately $18.9 thousand and $277.3 thousand respectively, a decrease of $258.4 thousand or 93.2%.

With the reduced revenue during the nine-month period ended September 30, 2021, sales related expenses were also reduced. Advertising expenses were reduced by approximately $192 thousand from $206 thousand in 2020 to $14 thousand in 2021. The Consumer Electronics Show in 2021 was $0 compared to $146.7 thousand in 2020. Other reductions in commissions, point of sale data collection fees, freight, warehouse costs and other miscellaneous categories further reduced expenses by $66.4 thousand in the period as compared to last year.

Compensation Expenses

For the three months ended September 30, 2021, and 2020, compensation expenses were approximately $314.9 thousand and $362.7 thousand, respectively, a decrease of 47.8 thousand or 13.2%.

For the nine months ended September 30, 2021, and 2020, compensation expenses were approximately $1.017 million and $1.139 million, respectively, a decrease of $122 thousand or 10.7%. As part of the COVID-19 cost mitigation plan, the Company eliminated several positions in the Hong Kong office which have not been restated and is the main reason for the expense reduction.

Professional Fees

For the three months ended September 30, 2021, and 2020, professional fees were approximately $80.6 thousand and $99.6 thousand respectively, a decrease of $19 thousand or 19.1%. During the third quarter of 2021, investment relations and legal expenses were reduced by a combined $4 thousand over last year. Accounting and tax fees also were reduced by $13 thousand as compared to 2020.

For the nine months ended September30, 2021, and 2020, professional fees were approximately $284.1 thousand and $339.8 thousand, respectively, a reduction of $55.7 thousand or 16.4%. Accounting and taxes represented $36.1 thousand of the expense reduction in the period.

Product Development Expenses

For the three months ended September 30, 2021, product development expenses were approximately $112.9 thousand as compared to $75.9 thousand in 2020, an increase of $37 thousand or 48.6%. During the third quarter 2021 the Company invested $82.2 thousand in software and hardware development and certifications for the Smart Mirror project compared to $61.7 thousand in the same period in 2020. In 2021 the Company also incurred $24 thousand of quality control inspection and sample costs compared to $9.9 thousand in in the third quarter, 2020.

For the nine months ended September 30, 2021, product development expenses were approximately $191.9 thousand as compared to $169.1 thousand in 2020, an increase of $22.8 thousand or13.5%. During the period 2021 the Company invested $157.3 thousand in software and hardware development and certifications for the Smart Mirror project compared to $111.1 thousand in the same period in 2020, an increase of $46.2 thousand or 41.5%. The Company had a $39.5 thousand expense reduction in quality control services during the nine months as compared to 2020 as a result of the reduced revenues.

Other General and Administrative Expenses

For the three months ended September 30, 2021, other general and administrative expenses were approximately $115.5 thousand as compared to $113.0 thousand in 2020, an increase of $2.5 thousand or 2.2%. The expense reductions were in various categories including dues and subscriptions, office rent and telephone and mainly result from the cost mitigation plans previously implemented.

For the nine months ended September 30, 2021, other general and administrative expenses were approximately $313.1 thousand as compared to $364.9 thousand in 2020, a decrease of $51.8 thousand or 14.2%. During the period as part of the mitigation plan, the Company reduced travel, lodging, meals and truck expense by approximately $17.5 thousand as compared to the same period 2020. A further approximate $16.5 thousand was due to a reduction in office rental expense with the closure of the Hong Kong storage facility.

Goodwill Impairment Charge

As a result of the continuing impact of the COVID-19 pandemic, Management determined that sufficient indicators continued to exist to require a further interim goodwill impairment analysis as of September 30, 2021. The interim analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge in the quarter was not required. The Company didn’t incur a goodwill impairment charge for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the goodwill impairment charge was approximately $0 as compared to $490,766 in the same period 2020.

Total Operating Expenses

For the three months ended September 30, 2021, and 2020, total operating expenses were approximately $630.9 thousand and $673.6 thousand, respectively, a decrease of $42.7 thousand or 6.3%.

For the nine months ended September30, 2021 and 2020, total operating expenses were approximately $1.825 million and $2.781 million, respectively, a decrease of $955.8 thousand or 34.4%. Last year the Company incurred a $490.8 thousand Goodwill impairment charge that accounted for 51.3% of the reduced expenses as it did not occur in this period. The cost mitigation plan many has resulted in expense reductions in many areas and with the reduced revenue Sales and Marketing expenses were substantially curtailed during the period.

Operating Loss

For the three months ended September 30, 2021, the operating loss was approximately $618.5 thousand compared to a loss of $499.2 thousand in 2020, an increase loss of $119.3 thousand or 23.9%.

For the nine months ended September 30, 2021, the operating loss was approximately $1.684 million compared to a loss of $2.537 million in 2020, a decrease in loss of $853 thousand or 33.6%.

Total Other Expense, net

For the three months ended September 30, 2021, and 2020, other net expense was $0 as compared $47 in 2020.

For the nine months ended September 30, 2021, and 2020, other income was $41.0 thousand as compared to $0 in 2020. Other expense for the same period was $49 thousand related to the cost of preferred series B-1 shares issued as part of the $750 thousand working capital line provided by certain directors. The net expense for the period was $7.9 thousand as compared to $.1 in 2020.

Benefit for Income Tax

The CARES Act included provisions related to net operating loss carryback periods. The Company was able to carryback the NOL to 2017 tax years and generated an estimate refund of previously paid income taxes at an approximate 34% federal tax rate. In 2020 this resulted in a benefit for income tax provision of $21.2 thousand and $805.2 thousand for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we have not earned a tax benefit.

Net Loss

For the three months ended September 30, 2021, the net loss was approximately $618 thousand compared to a net loss of $478 thousand in the same period 2020, an increase in loss of $140 thousand or 29.4%.

For the nine months ended September 30, 2021, the net loss was approximately $1.692 million compared to a net loss of $1.732 million in the same period 2020. The net loss reduction of approximately $40 thousand resulted from various factors. As our LED revenue is dependent on customer orders issued many months in advance, this revenue shortfall continued to be driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick-and-mortar stores.

During the three-month ended September 30, 2021, the Smart Mirror products have been going through final laboratory testing and certifications. The Company has placed purchase orders and made deposits with our overseas factories for the initial Smart Mirror inventories, however, due to a surge of the Delta variant of COVID-19 in Thailand and China resulting in regional lockdowns, this has caused product testing delays resulting in a delay in the shipment of the initial inventory which we had anticipated for the latter period of the third quarter, 2021.

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

Contractual Obligations

There were no material changes to contractual obligations for the three months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 pandemic has significantly affected U.S. consumer shopping patterns and caused the health of the U.S. economy to deteriorate. In recent months with the availability of the national inoculation program economic trends have significantly improved. However, with the recent upsurge of cases with the highly contagious Delta variant of COVID-19, we cannot foresee when the COVID-19 pandemic will be effectively contained, nor can we predict the severity and duration of its impact on our business and our financial results. If the variants of COVID-19 are not effectively and timely controlled, our business operations, financial condition, and liquidity may continue to be materially and adversely affected because of its impact on overseas supply lines, logistic services, and prolonged disruptions in consumer spending.

Operational cashflow is significantly influenced by the timing and launch of new products as well as favorable payment terms negotiated with overseas suppliers. Our ability to generate cash from operations has been one of our fundamental strengths and has provided us with flexibility in meeting our operating, financing, and investing needs in the past.

During the nine-month ended September 30, 2021, the Company’s decrease in cash was approximately $291 thousand despite having a net operating loss of approximately $1.692 million. As of September 30, 2021, the Company has working capital of approximately $1.2 million and an accumulated deficit of $6.2 million. The Company’s cash balance was approximately $933 thousand, an approximately $291 thousand decrease from $1.2 million as of December 31, 2020. With the reduced revenues and to conserve cash, the Company implemented an expense mitigation plan that reduced discretionary spending including travel, lodging and trade show expenses, deferred executive management compensation, and significantly reduced the cost of the Hong Kong operation.

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

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach, J. Postal and E. Fleisig, a natural person. The Agreement is finalized, and the Company has received the funding of $1,020,000 on October 18, 2021.

Based on past performances and current expectations, Management believes that the recent $1,393,000 equity investment and the $1,020,000 purchase order funding facility provides adequate liquidity to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror inventory for at least the next twelve-month period.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of September 30, 2021, and December 31, 2020, was approximately $933 thousand and $1.2 million respectively, a decrease of approximately $291 thousand. The Company had an income tax refundable as of December 31, 2020, of approximately $861 thousand of which approximately $576 thousand was refunded on February 3, 2021, and has a further approximately $285.7 thousand to be refunded in 2021.

The Company as of September30, 2021, and December 31, 2020, was debt free except for accounts payable and accrued liabilities.

Summary of Cash Flows	For the Nine Months ended September 30,
	2021	2020
(In thousands)
Net cash used in:
Operating Activities	$(1,659)	$(1,854)
Investing Activities	(69)	(16)
Financing Activities	1,437	53
Net decrease in cash	$(291)	$(1,817)

As of September 30, 2021, the Company’s working capital was approximately $1.2 million. Current assets were approximately $2.0 million and current liabilities were approximately $887 thousand and include:

●	Accounts payable of approximately $113 thousand due vendors and service providers.

●	Accrued expenses of approximately $660 thousand for various services and allowances and deferred wages.

●	Warranty provision for estimated defective returns in the amount of approximately $46 thousand.

●	Operating lease liability-current portion of approximately $68 thousand.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2021, and 2020 was approximately $1.659 million and $1,854 million, respectively, a reduction of $195 thousand compared to last year. During the nine months ended September 30, 2021, cash used in operating activities resulted from the net loss of approximately $1,692 million, $673 thousand increase of prepaid expenses for the initial Smart Mirror inventory deposits, but these uses were offset by approximately $575 thousand income tax refundable received from the Internal Revenue Service, a $49. thousand non-cash expense for the stock issued to certain Director’s for their loan facility. The Company’s cash position was approximately $933 thousand at September 30, 2021 compared to $1.314 million at September 30, 2020.

Cash Flows used in Investing Activities

Cash used in investing activities in the nine months ended September 30, 2021, and 2020 was $69 and $16 thousand, respectively. The increase resulted from the Company investing in new tooling related to the production of the Smart Mirror product.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021, and 2020, was approximately $1.4 million and $53 thousand, respectively. During the nine months ended September 30, 2021, the Company received net of fees, $1.393 million equity investment from 5 investors and Jeffrey Guzy a Company director, exercised non-qualified stock option and purchased 100,000 shares of Company common stock for an aggregate purchase price of $43,500 or a per share price of $.435. The proceeds will be used by the Company for general working capital to support the rollout of the Smart Mirror product line.

As of September 30, 2021, and 2020, the Company had zero debt outstanding.

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

Operating expenses of the Hong Kong office are paid in either Hong Kong dollars or U.S. dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been very stable at approximately HK $7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Hong Kong, Chinese and Thailand currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition, or results of operations.

Country Risks: Changes in foreign, cultural, political, and financial market conditions could impair the Company’s international manufacturing operations and financial performance.

The Company’s manufacturing is currently conducted in China and Thailand. Consequently, the Company is subject to a number of significant risks associated with manufacturing in China, including:

●	The possibility of expropriation, confiscatory taxation, or price controls.

●	Adverse changes in local investment or exchange control regulations.

●	Political or economic instability, government nationalization of business or industries, government corruption, and civil unrest.

●	Legal and regulatory constraints.

●	Tariffs and other trade barriers, including trade disputes between the U.S. and China.

●	Political or military conflict between the U.S. and China, or between U.S. and North Korea, resulting in adverse or restricted access by U.S.-based companies to Chinese manufacturing and markets.

Currency: Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended September 30, 2021.

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

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) as principal executive officer and Chief Financial Officer (“CFO”) as principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

 Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2021, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

Other Legal Matters. To the best of our knowledge, none of our directors, officers, or owners of record of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

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

Described below and throughout this Form 10-Q Report are certain risks that the Company’s management believes are applicable to the Company’s business and the industries in which it operates. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers’ inability or refusal to pay for the products and services provided by the Company. There are also risks associated with the occurrence of extraordinary events, such as COVID-19 pandemic, terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2020 and into 2021, any investment in our common stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity. These risk factors are not the only risks that we may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Business and Operational Risks

The continuing COVID-19 pandemic resurgence and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition and may hamper our ability to fund our operations without obtaining adequate, affordable funding, which funding may not be available as needed.

The outbreak of the COVID-19 pandemic has spread across the globe and continues to impact worldwide economic activity, including Southern Florida where the Company offices are located and in China and Thailand where the Company has its products made. The COVID-19 pandemic has prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for a period of time, due to the community spread of the disease or due to shutdowns that were requested or mandated by governmental authorities or businesses. While it is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued presence of COVID-19 pandemic, emergence of variant viruses and the measures taken by the governments and businesses in affected areas and in which we operate have disrupted and may continue to disrupt our product development, manufacturing supply chain, the retail marketplace and overall consumer buying confidence. For example, despite the phased reopening of the economy in many U.S. states, the resurgence or persistence of COVID-19 pandemic has paused many phased re-openings. Due to social distancing and other mandates implemented by federal, state, and local governments, many individuals are working remotely and staying at home resulting in retail stores remaining closed and demand for consumer goods like our goods remaining uncertain. As the COVID-19 pandemic continues to remain a serious health threat, the retail marketplace may have continued declines, which has reduced and may continue to reduce revenues and, as a result, could continue to adversely affect our operating results and financial condition. The overall negative impact of the COVID-19 pandemic on the economy has also impacted, and may continue to impact, the number of potential retail customers for our LED and possibly Smart Mirror products. The COVID-19 pandemic outbreak and government and business mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of COVID-19 pandemic to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. The further spread of the COVID-19 pandemic or emergence of vaccine resistant strains of the virus and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results, and financial condition. The extent to which the COVID-19 pandemic outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

While the 2021 vaccination program has mitigated the impact of COVID-19 pandemic in some parts of the United States and other regions in 2021, the emergence of Delta variant and the still significant percentage of unvaccinated Americans in certain parts of the United States and other regions outside the United States creates the specter of the emergence of vaccine resistant variants of COVID 19 that could impose economic disruption similar to the initial wave of COVID 19 in 2020. This uncertainty makes COVID 19 pandemic an ongoing threat to and adverse factor in respect of the Company’s efforts to establish a new product line to stabilize the financial results of the Company. As such, the above-described risk factors remain relevant to the Company and its business despite an improving economy in the United States and possible return to pre-COVID 19 pandemic economic growth

The adverse financial results from the COVID-19 pandemic on our business and financial performance coupled with our transition in new product focus on Connected Surfaces products and declining performance of the LED product lines places a significant financial strain on our Company. We secured a $750,000 thousand short-term working capital facility with an Initial Period ending on June 30, 2021, and with an option to expand up to December 31, 2020, The Company decided not to renew the facility. The Company obtained $1.4 million in equity funding on April 5, 2021. We anticipate the available funding will sustain operations in the short-term, in 2021, but this assumption may prove to be incorrect. However, to sustain future operations and revenue growth we will also need either adequate and affordable additional funding including purchase order funding or adequate cash flow from sales of products in fiscal year 2021.

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

The shipment of the Connected Surface products and success of Connected Surface products are critical to stabilizing the financial condition and performance of the Company. The Company intends to start shipment of those products to customers and distributors in the third quarter of 2021. Any further delays in shipping and order fulfillment for Connected Surfaces will only impose greater financial stress on the Company and adversely impact the transition from LED product line to Connected Surfaces product line as the primary product line of the Company. A resurgence of the COVID-19 pandemic in the United States could adversely impact the Company’s efforts to ship and establish the Connected Surface product line by causing economic disruption and decline in consumer willingness to purchase discretionary purchase products like a smart mirror. The Company does not have an alternative product line to the Smart Mirrors identified and ready for production, which increases the importance of a successful launch of the Smart Mirrors to sustainability of the Company.

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

Due to the factors described below, the Company’s Common Stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market. The Company’s Common Stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Company does not have any research analyst issuing recommendations. The common stock is also a “penny stock” under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the common stock and makes any investment in the common stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and requires liquidity in the investment. An investment in the Common Stock remains an extremely risky investment that is not suitable for investors who cannot afford the loss of investment and can withstand or tolerate a lack of liquidity.

In March 2021, our Common Stock was approved for DWAC/Fast electronic transfer, which will enhance trading of our Common Stock, but will not eliminate the issues imposed by the lack of market support for the Common Stock or the “penny stock” status of our Common Stock and, as such, will not lessen the volatility in trading and market price of our Common Stock. Further, restricted stock cannot be DWAC/Fast transferred. Many brokerage houses do not want or readily accept “penny stocks” in trading accounts.

We are also a former shell company under current SEC rules and interpretations thereof. As such, our stock transfer agent requires a legal opinion as well as other paperwork to lift restrictive legends from stock certificates for non-affiliated as well as affiliated shareholders. The restrictive legends can only be lifted for at most a 90-day period for sales under Rule 144 for affiliated and non-affiliated shareholders. Further, our stock transfer agent will not permanently remove restrictive legends on stock certificates held by shareholders. absent registration of the shareholder’s shares of common stock under the Securities Act. This status may make our common stock even more unappealing to investors and potential purchasers and more difficult to sell or trade. “Affiliated shareholders” are generally Company officers, directors, and holders of more than 10% of the issued shares of the Common Stock.

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

Company did not repurchase any shares of Common Stock during the third fiscal quarter of 2021 under its repurchase plan.

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

Dated: November 15, 2021

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer

