Form 10-K
period 2021-12-31
CAPSTONE COMPANIES, INC.
filed 2022-03-31
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

or

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

(954) 252-3440

(Small business issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Trading	Name of each exchange on which registered	Symbol(s)

None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company. See definitions of “large, accelerated filer”, “accelerated filer”, “emerging growth company” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting Company ☒  Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

0

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Number of estimated shares outstanding of the Registrant’s Common Stock as of March 14, 2022 is 48,893,031

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

We may use “FY” to mean “fiscal year” and “Q or QTR” to mean fiscal quarter in this Report

FORWARD LOOKING STATEMENTS

This Form 10-K report contains “forward-looking statements”. Those statements appear in a number of places in this Form 10-K report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers, with respect to: Company’s future business and financial prospects; the commercialization of new products; the Company’s policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company’s financial condition or results of operations. Forward looking statements include words like “expect,” “anticipate,” “hope,” “project,” “may,” “should,” “could,” or similar words or variants thereof. Any forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties. Actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company’s control or ability to foresee. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases, such as the COVID-19 pandemic, which pandemic could result and has resulted in delays or suspension of product production from Thailand and China or other regions, where our products are made, or otherwise dampen consumer demand for products like our products, which are a discretionary purchase. The accompanying information contained in this Form 10-K report, including the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Risk Factors” identifies other important factors that could cause such differences. With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a “penny stock” company with no primary market makers. Such a status makes highly risky any investment in the Company securities. See “Risk Factors” below. The forward-looking statements in this Form 10-K report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

You should read this Form 10-K report and the documents that we may reference in this Form 10-K report and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

PART I

Item 1. Business

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company, that on March 25, 2004, organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology. Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc. (“Capstone”), a Florida corporation located at the principal executive offices of the Company. To oversee and manage business activities in the Pacific Rim, the Company established Capstone International Hong Kong, Ltd., or “CIHK”, allowing it to expand the Company’s product development, engineering, and factory resource capabilities. The Company has a history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Connected Surfaces Smart Mirrors internet connected and interactive mirror.

The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years. The Connected Surfaces is the Company’s effort to establish business in an emerging segment that will allow for future revenue growth. The smart home segment is the umbrella category in which we will participate with the Connected Surfaces program.

This direction is in keeping with the Company’s history in identifying emerging product categories where Capstone’s management and innovativeness can be fully leveraged. Over the past decade, the Company’s consistent low-cost manufacturing and operations have provided an advantage in delivering quality products at very competitive prices. This expertise is expected to give the Company a competitive edge as it has in the past.

In late 2017, as management recognized that the LED category was maturing, it sought a business opportunity that would transition the Company’s revenue streams to an emerging new product category. While we currently continue to supply LED products on a limited basis, our strategic plan to develop and launch new innovative product lines, like Connected Surfaces’ Smart Mirrors, is believed to be essential for sustaining or growing revenues.

The Company began its foray into the electronics industry in 2019 with its Connected Surfaces initiative. We decided to enter the market as we identified the smart home category to be emerging with strong long term growth potential. This strategy would require the Company to adopt a different short term business model as a way of building awareness and revenues. The business model is consumer direct through e-commerce marketing including a company webstore as well as third party resellers like Amazon, Wayfair and other recognized, available e-commerce platforms. The smart mirror business requires maintenance of inventory in order to be responsive to e-commerce and retail sales orders and lessen the impact of logistical problems with the delivery of products from Asia. The e-commerce platform is designed to build product awareness among consumers but will also allow the Company to potentially exploit and promote sales of products in brick-and-mortar retailers’ stores.

Our strategy is based on our expectations that the new portfolio of Connected Surfaces will appeal to a much larger audience than our traditional LED lighting product line. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet, wireless connected lifestyles prevalent today. The mirrors have both touch and remote control interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected retails to start at $899.00 per unit, with the goal to deliver cost-attractive product and consumer value to mainstream America. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products is intended to enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company’s financial initiatives are driven by its entry into new distribution channels and calls for an increased emphasis on an e-commerce business model. As a result of the COVID-19 pandemic, retail foot traffic has diminished substantially, and e-commerce platforms have advanced with consumers across all product lines. The COVID-19 pandemic accelerated an existing trend of consumers purchasing more products online. The Connected Surfaces category is intended to find its way to retail shelves after it has been established through its direct-to-consumer e-commerce platform. The Company does not have prior experience in operating and promoting its own e-commerce website. The Company’s e-commerce marketing and sales strategy will shift its historic reliance on ‘Big Box,” brick and mortar retailers to an emphasis on e-commerce marketing and sales. If Connected Surfaces is successful, the gross margins generated by the e-commerce model should be greater than LED consumer lighting products. The Company will require additional funding to build its marketing effort, inventory levels and service levels, which funding must be timely and affordable to fund the desired marketing and product launch. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided short-term funding from time to time to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Smart Mirror program marketing and inventory as well as possible enhancements in functions demanded by the consumers.

The Company has historically competed in highly competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability, commodity costs and the recovery from the global pandemic. As stated earlier, and based on historical trends, the markets for LED home products have matured and growth within the category will continue to decline as markets are saturated. For these reasons, our focus is directed to the expansion and advancement of the Company’s Connected Surfaces initiative. As planned, we will maintain limited LED replenishment business, but plan to exit the category once these obligations cease to continue. Connected Smart Mirrors program is intended to replace the LED product lines as the Company’s primary business line and its success is critical to the Company’s business and financial performance in the future.

By working overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipated minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China .Political unrest in Thailand in late 2020 and early 2021 did not affect our OEM activities, however the transportation/logistics costs have escalated as a result of the COVID-19 pandemic, but we are beginning to see more stability as we are able to book freight without the surcharges imposed by container shortages earlier in the year.

While the Company announced the plan to launch its ecommerce initiative in March 2021, that effort was continually delayed because the COVID-19 pandemic forced factory closures overseas and inventories planned for Q3, 2021 sales were only shipped in December 2021,which will facilitate January 2022 sales planning. The COVID-19 pandemic and transitioning to Thailand OEM’s as well as to be expected delays in developing an acceptable new product essentially delayed our launch of the Smart Mirror product line by a year, which delay combined with declining LED product sales, has adversely impacted the Company’s business and financial performance. The initial inventory that arrived in our fulfilment center in the United States was damaged by the logistics company, therefore. It is probable that as of the date of the filing of this Form 10-K report , our Q1 2022 e-commerce activity will not compensate for the loss of Smart Mirror revenues planned for Q3 and Q4, 2021.

During the year, the Company also experienced limitations in employee resources resulting from travel restrictions and “stay at home” orders due to precautions due to COVID-19 pandemic and its “waves” of variants of the virus. Despite these restrictions, the Company staff continues to manage the overseas supply chain requirements for its Smart Mirror products.

Since early 2020, the Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website. E-commerce increasingly is the means by which consumer purchase products, and it has experienced substantial growth during the COVID-19 pandemic. The Company saw a change in consumer buying trend before the COVID-19 pandemic impact and has been investing in developing a social media presence over the last year in order to be prepared to officially launch shipping product by its online Smart Mirror business in January 2022. The delay of the roll-out of the Smart Mirror products delayed the roll-out of the planned Company e-commerce initiative.

We believe the COVID-19 virus and the related economic conditions will continue to have an impact on retail store markets through the first half of 2022 by depressing consumer shopping at brick and mortar retail stores. Consumer confidence should rise commensurately with increased job opportunities and income recovery upon a decrease of the impact of the COVID-19 pandemic and as the CDC guidelines are relaxed. The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the speed and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain the COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. While mask mandates and recommendations have been eased in late February and early March 2022 in the United States as the vaccination program has blunted the overall lethality of the latest variant of COVID 19, the COVID-19 pandemic continues to infect and kill Americans and there have been no pronouncements from public health officials about the end of COVID-19 pandemic and there is no certainty as of the date of the filing of this Form 10-K that COVID-19 pandemic’s impact on consumers’ willingness to return to pre-COVID-19 pandemic retail shopping.

We continue to make product investments to ensure that we provide quality, useful products. Additionally, the Company continues to enhance its customer service support. In 2021 and 2020, the Company substantially expanded its investment and commitment to social media marketing. With the growing importance of on-line commerce and social media to consumers, this marketing will play a vital role in expanding our lifestyle brands and will also serve to establish credibility with the Company’s growing consumer base. The effort will focus on creating a more extensive and aggressive social media presence through use of third-party social media like Facebook, Twitter, YouTube and Instagram. Continued analytics will govern and refine our investments in these social media campaigns.

As the Company focuses on e-commerce for its new product line, it faces intense competition from established, competing e-commerce websites as well as the daunting challenge of attracting consumer attention through social media and online marketing. Consumers have many options in e-commerce. The Company is experimenting with online sponsors or promoters, known as ‘influencers,’ in addition to traditional promotion on social media websites like Facebook. There has not been sufficient operating experience with the Company e-commerce effort to opine on its effectiveness. Since the Company is new to e-commerce and social media marketing, the cost of developing an effective e-commerce program and social media marketing may be greater than anticipated by the Company.

The Company oversees and controls the manufacturing of its products, which are currently made in Thailand and China by OEM contract manufacturers, through three wholly owned operating subsidiaries: CAPI, CIHK and CLTL. To support the current e-commerce model that will drive our business in 2022, we will be putting inventories into warehouse facilities stateside for direct-to-consumer fulfillment. When introducing the Connected Surfaces program to Big Box retailers in the first half of 2022, the Company will resume its direct import model. At that time, the Company’s products will be built to order for specific promotional periods and does not require replenishment domestically. While the Company is focusing its efforts on establishing an effective e-commerce presence, sales of products through brick and mortar retail stores of retailers will remain a priority in marketing connected surfaces until and unless the e-commerce program is established as sales leader for the product line.

With the establishment of the overseas suppliers, particularly in Thailand, the need and contribution of the CIHK operation has been greatly reduced. With the reduced revenue, the Company evaluated the necessity of the CIHK operation, and decided to close the operation in 2022, particularly as manufacturing and product development are now focused in Thailand. Two key product sourcing employees of CIHK were retained as independent contractors. COVID-19 pandemic impact on the ability of CIHK staff to operate without restrictions on travel and meeting internally and with others was a secondary factor in closing CIHK.

As of today, all of the Company’s retail sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the Company’s business did not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

The Company started to actively market and sell the Smart Mirror product line in February 2022, which is the first introduction within the Capstone Connected Surfaces program. The initial marketing launch was at the Consumer Electronics Show in early 2020 but its release to the retail market was delayed due to product development delays at our suppliers and other related approval and certification delays resulting from the impact of COVID-19, which impact was mainly limitations on staff work and staffing causing delays in completion of work and backlogs in work at suppliers and certification or regulatory organizations. The Company commenced production after a long awaited FCC approval. This review process which historically has taken 4-5 weeks, was delayed continuously and was finalized after 5 months of delays. These are not unfamiliar steps to management, as all our products are subject to most of the same approval processes; however, we do not control the speed at which the testing companies advance. There was a backlog at the testing laboratories as so many companies were dormant for the past 12 months but are now resuming normal business activities. As of the filing of this Form 10-K report, our first 1,000 Smart Mirrors were shipped and arrived in January 2022 at our fulfillment center. These inventories were originally expected in Q2 2021. We air-freighted initial inventories to the U.S. so that we could activate our Amazon program and fulfill pre-orders. Amazon requires that inventory be available for immediate delivery in their facilities so that effort was delayed until receipt of the air shipments. The inventories were partially damaged in transit and misplaced causing a 30 day delay on the contracted receipt date. The full 1,000 Smart Mirror inventory was available for sale on Amazon in February 2022.

Our Growth Strategy

The Company’s looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. Subject to adequate funding and cash flow from Smart Mirrors product line, the Company will pursue new revenue opportunities through the introduction and expansion of its “Connected Surfaces” portfolio into alternate distribution channels including e-commerce and others that the Company has not previously focused on. The Company also intends to leverage its existing valuable customer base and strong relationships to achieve organic growth initiatives within this new category.

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

Our expectation is that the new product portfolio appeals to a much larger audience than our traditional LED lighting product line. The new Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The products have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected MSRP retail to start at $899.00, with the goal to deliver exceptional consumer value to mainstream America. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. Since the Company produces products, both LED lighting and Smart Mirrors, that are discretionary purchases of consumers and not necessities, general and regional economic conditions affect consumer confidence which in turn usually affects the willingness of consumers to purchase Company products.

Although the overseas factories have previously been fully functioning, a resurgence of the Delta variant of COVID-19 caused sporadic regional lockdowns with certain overseas factories that delayed shipments of products from Thailand and China, which produces all of our products. With the United States being impacted by the Delta variant of the COVID-19 pandemic, we believe the impact of the virus in the U.S. will continue into 2022. As the Omicron variant in the first quarter of 2022 demonstrated, the COVID-19 pandemic continues to produce variants and waves of infections and it is not clear if further variants of COVID 19 may arise and impact our operations or consumer confidence in 2022.

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

Organic Growth Strategy

Subject to adequate funding and cash flow from Smart Mirror sales, the Company intends to pursue various initiatives to execute its organic growth strategy, which is designed to enhance its market presence, expand its customer base and maintain its recognition as an industry leader in new product development. Key elements of our organic growth strategy include:

Connected Surfaces. Historically, LED lighting products have been our core business. The Capstone Lighting and Hoover Home LED brands combined, have sold millions of LED lighting products over the recent years and consequently the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company determined that it needed to develop a new product line with greater profit margin potential than LED Lighting. The Company has refocused its development and marketing initiatives and is determined to develop the Connected Surfaces products as its primary business line to replace a fading LED lighting business~~.~~ The Company intends to expand the new line of “Connected Products” for the next several years. The Company’s product roadmap outlines the plan for product introductions through 2023 and this will continue to expand as consumer product acceptance validates its innovations. The Company believes this program will leverage existing relationships with its current retail partners, deliver on its e-commerce initiatives and collectively contribute organic growth for the Company.

The Company anticipates that smart homes will become more mainstream over the next several years based on increasing developments of smart home technologies and products and consumer purchases of smart home technologies and products and will present a significant, potential growth opportunity for the Company and its Connected Surfaces portfolio.

While our focus of Connected Surface products is the smart home market, smart mirrors are being employed by retailers like Ralph Lauren and Neiman Marcus to allow customers to compare outfits on fitting room smart mirrors. Further, single application smart mirrors are emerging in the fitness industry for interactive workouts at home as a result of the global pandemic.

The automobile segment leads the Smart Mirror industry as technology has imbedded into automobile mirrors. As of the date of this Form 10-K Report, the Company’s Connected Surfaces products target the smart home segment only.

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

Operating Management’s experience in hardline product manufacturing has prepared the Company for successful entries into various consumer product markets, especially its experience in using foreign OEMs to provide capabilities not possessed internally by our company.

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

Declining financial performance of the Company due to declining sales and appeal of its LED lighting product line has placed the Company in a weakened financial position, which in turn increases the need for working capital funding from investors or lenders. The Company lacks the hard assets for affordable, sufficient debt financing and the low market price of its Common Stock makes equity funding difficult in terms of finding suitable investors who will provide adequate, affordable, timely working capital funding.

The Company’s current products lines are focused on consumer LED lighting, which is a declining revenue source with relatively low profit margins, and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Form 10-K report. As a mature product line, LED business is a declining business line and revenue source and is not deemed as sufficient to sustain the Company as a revenue source through 2022 and into 2023.

The Company does not have the large internal research and development capability of its larger competitors. Capstone operates with a limited number of employees whose functions are dedicated to executive management, sales and marketing or administrative support. The limited number of employees may hinder or delay the ability of the Company to identify or respond to consumer preferences or new technology developments in a product line. Hiring may be required with any growth and qualified personnel may not be readily available. We cannot match the compensation packages to prospective employees that many larger competitors may offer, and we lack the funding and other resources to change our operational model and its reliance on contractors for many functions and capabilities, including development, production, shipping, warehousing and distribution of products.

As a smaller reporting company, we are more vulnerable to events like COVID-19 pandemic, production and shipping delays, travel and operational disruptions and restrictions and an accelerated shift to e-commerce from reliance on brick-and-mortar retail sales. We lack, the staff, money, internal capabilities and resources and operational experience to significantly or timely respond to significant challenges and adverse changes in business and financial requirements.

COVID-19 pandemic closures of companies and shipping-distribution channels produced a delay in shipping and receipt of products from abroad and in the United States. The problems include a lack of sufficient drivers for trucking industry. The Company relies on OEM’s located in Thailand and China, which have been impacted by the COVID-19 pandemic in meeting development, production and shipping deadlines. The extent of the continuing economic impact of the COVID-19 pandemic and resulting logistical delays is uncertain as of the date of this Form 10-K report. The Company is actively exploring production capabilities in Mexico as an alternative product development and production source in order to eliminate shipping delays from Asia, but a Mexican source has not been identified as of the date of the filing of this Form 10-K and the Company may not be able to locate a Mexican source. Even if identified, a Mexican production source for products would not be in place prior to 2023, if then.

Capstone’s international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies.

Should the increased U.S. tariffs imposed on Chinese manufactured goods remain it may increase the cost of electronic components used in our products.

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

If the COVID-19 pandemic has any continuing adverse impact on operations and consumer confidence in 2022, it could have a detrimental impact on our ability to maintain operations by depressing consumer purchase of our products, whether online or in retail stores. Withstanding continued losses could cause the Company to consider significant corporate transaction, including, without limitation, a possible merger and acquisition transaction or reorganization to protect the core operations from the ongoing impact of the COVID-19 pandemic. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, and the Company being in transition from a declining product line and not yet establishing a profitable product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market, the Company may be unable to consummate a corporate transaction that sustains operations.

Products and Customers

While the Company is expanding its product portfolio through the introduction of the Capstone Connected Surfaces program, it still maintains a select number of LED lighting products under the “Capstone Lighting®” brand available through Amazon and Wayfair e-commerce websites.

The product lines available as of the date of this Form 10-K report are as follows:

Connected Surfaces – Smart Mirrors

Standard Rectangular

Wardrobe/Fitness Mirror

LED Puck Lights

LED Undercabinet Light Bars

LED Motion Sensor Lights

Eco-i-Lites

Wireless Remote-Control Outlets

Wireless Remote-Controlled LED Accent Lights

The plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits. While the Company makes significant investments into the Connected Surfaces portfolio, it is reasonable to expect the Company to post losses while building the market for a new category of products which were initially marketed at the 2020 Consumer Electronics Show but faced delays to the market as a result of the COVID-19 pandemic. Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred before shipments and related revenues occur.

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. The Company sold Capstone brand products to markets outside the U.S., including Australia, Japan, South Korea. International sales for the year ended December 31, 2021 were $341 thousand or 50% of net revenue as compared to $704 thousand or 25% in fiscal 2020. The Company’s performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company’s initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic.

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

Tariffs. The previous U.S. administration implemented certain tariffs that directly affected the Company’s competitiveness. While all companies in certain industries are affected equally, the appeal for these products to consumers was negatively impacted when retail prices increased due to higher duty rates. The Company has seen promotional schedules cut back and retailers have requested pricing adjustments that would not be known to them in advance to products being shipped. Capstone’s previous business model insulates the Company from paying duties as its retail partners are the importers of record. The obvious unknown is the final impact of tariffs to the landed costs. Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

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

Sales and Marketing

Our LED products have been sold nationally and internationally through a direct sales force. The sales force markets the Company’s products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites. Our business model has been designed to support “direct import sales” made directly to the retail customer. However, we also offer “domestic sales” programs which are under expansion as a result of the Capstone Connected Surfaces program becoming available. As we shift to Connected Surfaces products, the LED products will become a secondary product line.

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

Occasionally as part of the marketing program the Company may provide marketing allowances to the customer to ensure, that the retailer is not left with unsold inventories at the end of the program. As an accounting practice, depending on the item and its selling history, the Company will accrue a reserve for possible future markdowns and will retains these reserves for a period 3 to 5 years in the event the customer deducts such a promotional allowance against an open invoice or submits us an invoice. These reserves will be released if not used or needed by the retailer. These allowances are also evaluated when our relationship with a customer is terminated, or we cease selling a specific product to a customer.

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

Although we planned to launch to the public in 2021, due to pandemic related delays our program was pushed back and, formally launched in January 2022 at the Consumer Electronics Show. Our Smart Mirrors are unlike any other smart mirror product available. The Company is assessing various organic and digital paid advertising campaigns to define its long term marketing strategy. Capstone Smart Mirrors are the only product of its type available today and we believe we are best positioned to capture a significant market share long -term.

It is undeniable that today’s population is more connected than ever. Just as smart phones tablets and broadband subscriptions expanded from 2010 to 2018 across all age groups and income levels, Capstone envisioned the continuing simplification and access to content and data in new device formats would prove to be an emerging opportunity. The United States is one of the largest consumers of technology-based products, particularly smart home products Currently there are in excess of 110 million homes in the United States alone with fixed broadband subscriptions. Moreover there are more than 230 million smart phone users. These data points alone are indicative of the burgeoning growth potential which is driving investment into Smart Home Products and awareness. Household penetration for smart home devices in 2018 was approximately seven and a half percent and is currently projected to be an estimated 20% in 2022.

For the year ended December 31, 2021, the Company had two customers who comprised approximately 87% of net revenue and two customers who comprised 89% of net revenues in 2020. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

Market growth is directly related to smart home devices becoming more price competitive and technologies becoming more compatible with one another. People understand the benefits associated with the internet of things and are embracing and consuming internet devices of several types. Security, doorbells, smart speakers, smart light bulbs, smart refrigerators to name a few are all being welcomed into today’s homes. When we evaluated the market potential, we identified a niche that would bring internet access to the walls of one’s home. Mirrors are common to all homes and essential to modern day life and the integration of technology into a traditional mirror was an obvious form factor to exploit. To be successful ,we believed the Capstone Smart Mirrors had to be affordable for mainstream consumers and provide feature sets that are commonly found in smartphones and tablets.

Starting in late 2021, which we intend to increase in 2022, we have utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, Capstone has launched a You Tube channel to host Smart Mirror videos and established a Twitter account. The Company has a Social Media presence on the following Social Media platforms:

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

Competition is influenced by technological innovation, brand perceptions, product quality, value perception, customer service and price. Over the past several years while the Company’s focus has been on LED lighting, principal competitors include Energizer, Feit Electric and Jasco (GE). Many of the Company’s competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach. Competitors with greater resources could undermine Capstone’s expansion efforts by marketing campaigns targeting its expansion efforts or price competition. This is not the case in the new Connected Surfaces category as the Company is recognized as early entry to the retail market.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training. Smart Mirrors and other Connected Surface products are an emerging industry, and the Company’s product line is innovative and does not require licensing of technologies, as a Smart Mirror program is developed with open source resources. The Company is also under development of proprietary features that would further establish the Company as a market innovator. The patent applications have been filed.

The COVID-19 pandemic has accelerated the decrease in consumer reliance on traditional brick-and-mortar retailing and heightened the importance of e-commerce and online marketing and sales. We have just started our Social Media marketing. Many competitors have more established, widespread and effective e-commerce and Social Media campaigns than we do, however none of these companies are marketing a competitive product to our Thin Cast and Smart Mirror programs. We may not be able to effectively compete in e-commerce and Social Media marketing and sales. The COVID-19 pandemic has dramatically impacted marketing and sales of many products and the long-term impact of the pandemic remains uncertain as of the date of the filing of this Form 10-K report.

With trends and technology continually evolving, and subject to adequate and affordable funding, Capstone intends to invest and develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making. Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management. Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors, and by the ongoing impact of the COVID-19 pandemic on our business and financial performance, which impact has been heightened by the declining financial performance of the Company in 2021 and 2020. The market price of the Company’s Common Stock and resulting low market capitalization also hinders and finding suitable investors. Subject to adequate and affordable funding, absence of unexpected competition or technological developments in connected surface devices, and a curbing of the impact of the COVID-19 pandemic, the Company believes that it can effectively pursue and exploit product market niches because of management’s proven track record in delivering innovation to the market and cost-effective and timely manner.

Research, Product Development, and Manufacturing Activities

The Company’s research and development operations based in Hong Kong and Thailand design and engineer many of the Company’s products, with collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas. Our research and development focus includes efforts to:

●	Establish Capstone Connected Surfaces portfolio as an innovator in the smart home segment.

●	Develop product with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost; and

●	Solidify new manufacturing relationships with contract manufacturers in Thailand.

The Company establishes strict engineering specifications and product testing protocols with the Company’s contract manufacturers and ensure that their factories adhere to all Regional Labor and Social Compliance Laws. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing is conducted at the contract manufacturers facility and at their 3rd party testing laboratories overseas.

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

Investments in technical and product development are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials currently used by Capstone are sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company’s specifications and provide the necessary facilities and labor to manufacture the Company’s products. Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product and whose facility is located in the country that most benefits from the U.S. Tariff regulations. To ensure the consistent quality of Capstone’s products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures are additional to the manufacturers’ internal quality control procedures and performed by Quality Assurance personnel.

●	Raw Materials – Components and supplies are subject to sample inspections upon arrival at the contract manufacturer, to ensure the correct specified components are being used in production.

●	Work in Process – Our quality control inspectors conduct quality control tests at different points during the product stages of our manufacturing process to ensure that quality integrity is maintained.

●	Finished Goods – Our inspectors performs tests on finished and packaged products to assess product safety, integrity and package compliance.

Raw materials used in manufacturing include plastic resin, copper, led bulbs, batteries, and corrugated paper. Prices of materials have remained competitive in the last year. CAPC believes that adequate supplies of raw materials required for its operations are available at the present time. CAPC, cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, CAPC has not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume. CIHK is responsible for developing and sourcing finished products from Asia in order to grow and diversify our product portfolio. Quality testing for these products is performed by our globally recognized third party quality testing laboratories.

Section 1502 of Title XV of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires SEC-reporting companies to disclose annually whether any conflict minerals are necessary to the functionality or production of a product. Based on our inquiries to our manufacturers, we do not believe as of the date of such inquiries that any conflict minerals are used in making our products.

Distribution and Fulfillment

Since January 2015, the Company has outsourced its U.S. domestic warehousing and distribution needs to a third-party warehousing facility situated in Anaheim, California. The warehouse operator provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software. The warehouse operator provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems. These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if the Company needed to establish an east coast distribution point. This relationship, if required, will allow us to fully expand our U.S. distribution capabilities and services. As the Company transitions into the e-commerce and direct to consumer marketplace, the Company has developed a new website with full shopping cart capabilities. To complete this project the Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate. The Company will also warehouse and supply its Smart Mirror program through Amazon fulfilment and Wayfair.

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

On February 3, 2020, the remaining royalty license expired.

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

While the Company may license third party technologies for its products, or may rely on other companies, especially OEMs, for design, engineering and testing, the Company believes that its oversight of design and function of its products and its marketing capabilities are significant factors in the ability of the Company to sell its products.

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

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

●	hurricanes, fire, flood and other natural disasters

●	power outage

●	internet, computer system, telecommunications or data network failure Hacking as well as malware, computer viruses, ransomware and similar malicious software code

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

As of December 31, 2021, we employed 7 employees in our U.S. office and 2 employees (that in March 2022 were converted to independent contractors) in our Hong Kong operation. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement. We have no part-time workers. We believe that our staff is adequate to handle the current operations, but we recognize that the new product line and social media marketing will probably require additional personnel – either employees or contractors in 2022-2023. Our ability to hire additional personnel is subject to adequate revenue flow and funding.

The following table sets forth the number of employees by function:

Employee Function	Number of Employees
Executive	2
Sales/Customer Service/Distribution	3
Research & Development/Technology/Product Development	2
Administrative	2
TOTAL	9

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

Government Regulation

Our operations are subject to regulation by federal and state securities authorities as well as various federal, state, foreign and local laws and regulations governing a consumer products company and a for-profit business. We are not subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business and financial affairs. Our main concern, although greatly diminished in terms of government regulation is the changing regulatory environment in China and its impact on our ability to access manufacturing sources and obtain our specific consumer products. While the general trend in China has to be conducive to trade and commerce, China is a still a single-party nation-state in which the central government has the power to dramatically and immediately change its trade and commercial policies and laws. Political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke a change in Chinese trade or commercial law that makes it more difficult or expensive for us to obtain consumer products. Such a development would have a serious impact on our ability to compete in the United States in the niche LED consumer product market.

CIHK is subject to the laws of Hong Kong SAR, which is a part of and subject to governance by China. In light of the reducing operational role of CIHK in our company, we do not believe that such regulation poses a significant risk factor in terms of the business and financial condition of the Company.

Working Capital Requirements and Financing

In order to successfully launch the online Smart Mirror business, the Company will be required to maintain sufficient on hand available inventory levels, to allow for immediate fulfilment of an online order. This will require additional investment in on hand domestic inventory and require an efficient logistics system that will provide for inventory staged throughout the supply chain to provide for efficient inventory replenishment to support forecasted sales. The Company, as needed, will strategically increase its inventory levels held at its designated fulfilment centers. Combined with investment in new product expansion, new product molds, product testing and outside certifications, package design work, and further expansion of its capabilities in Thailand , the Company may require additional working capital to fund these strategic projects.

Since terminating its factoring agreement with Sterling National Bank last year, the Company has had discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are suitable for the e-commerce business that the Company is transitioning into. The borrowing costs associated with such financing programs are dependent upon market conditions and our credit rating. The Company has retained its daily cash operating account with Sterling National Bank.

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

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Common Stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement was used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. This agreement has finalized, and the Company received the $1,020,000 funding under this agreement on October 18, 2021. As of December 31, 2021, the Company had $1,030,340 outstanding note on the facility, which includes accrued interest of $10,340.

The Company’s ability to maintain sufficient working capital is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on the Company’s working capital, ability to obtain financing, and its operations in the future.

With the net operating loss of $1.964 million, the Company utilized $2.381 million of cash, during the twelve months ended December 31, 2021, as compared to $1.857 million used in the same period last year. During the period, the Company’s cash increased approximately $54 thousand after securing net proceeds of $1.393 million in a private equity investment, after approximately $104.9 thousand in stock placement fees. As of December 31, 2021, the Company had working capital of approximately $1.965 million, an accumulated deficit of approximately $6.4 million, and a cash balance of $1.277 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On July 15, 2021, Jeffrey Guzy a Company director, exercised a previously granted non-qualified stock option and purchased 100,000 shares of Company common stock for an aggregate purchase price of $43,500 or a per share price of $.435. The shares are restricted shares under federal securities laws and were acquired by independent Director Guzy. The proceeds were used by the Company for general working capital to support the rollout of the Smart Mirror product line.

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

The Company’s liquidity and cash requirements are discussed more fully in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Item 1A. Risk Factors.

Described below and throughout this Form 10-K report are certain factors and risks that the Company’s management believes are applicable to the Company’s business and the industries in which it operates. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity, or access to funding could be materially adversely affected. When stated below that a risk or factor may have a material adverse effect on the Company business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could have a material adverse effect on the Company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers’ inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of extraordinary events, such as terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods) and pandemics or epidemics. These risks and factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock” without primary market maker support, any investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity. These risk factors are not the only risks that we or our subsidiaries may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Business and Operational Risks

COVID 19 pandemic and actions to stem or combat its impact adversely impacted our business and financial performance in 2021 and first quarter of 2022 and may continue to do so in the remainder of 2022. COVID 19 pandemic and remedial actions was especially detrimental to the Company in that they delayed the development, production, shipping and availability as inventory of our Smart Mirrors product line until first quarter of 2022, which resulted in the LED lighting product line as the Company’s primary and declining business line and revenue source in 2021 and continuation of operating losses.

The principal adverse impact of COVID-19 pandemic and remedial responses on our business was to delay the development, production, shipping, adequate available inventory and full marketing and sales of our new product line, the Smart Mirrors, as a timely replacement for our LED lighting product line as our primary business line and revenue source. Instead of launching the Smart Mirror product line in 2021, the launch was delayed into early 2022. With declining sales from the mature LED product line and without a replacement product line in 2021, the Company suffered a worsening financial condition with accumulating operating losses in 2021 and into first quarter of 2022. The delay has contributed to the Company having mounting losses and a need for working capital funding to cover operating overhead and cost of implementing the efforts to establish the Smart Mirror product line as the primary business line and revenue source for the Company in 2022. This delay also allowed competitors to establish their smart mirror products in the marketplace during the increased consumer interest in home and interactive smart home technologies in 2020 and 2021 – the period when the COVID-19 pandemic forced widespread remote working and other activities from the home. The Company just commenced the sales of the Smart Mirror in first quarter of 2022 and does not have sufficient sales and operational experience to determine whether the adverse impact of COVID-19 pandemic in 2021 and into 2022 will materially, adversely impact our sales of Smart Mirror product line in 2022. The success of the Smart Mirror product line in 2022 is critical to our ability to sustain operations and will also affect our ability to raise working capital when and if needed to sustain operations in 2022 and into 2023.

Specifically, in 2021, the COVID-19 pandemic prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for a period of time, due to the community spread of the disease or due to shutdowns that were requested or mandated by governmental authorities or businesses. In 2021, we took precautionary measures intended to help minimize the risk of COVID-19 pandemic to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. Our personnel is limited to management and a limited number of employees in Florida and Hong Kong and OEM factories initially in China (supplemented and then replaced by Thailand OEMs in 2021), all of which were fully functioning up to mid-2020. However, in Q2, 2021 and continuing through 2021, a COVID-19 surge in Thailand and in certain Chinese provinces delayed final product testing and inventory production. This resulted in product tests, components production and assembly work being delayed and has also created significant logistics and ocean freight delays from Thailand to the U.S. The Company placed orders for the initial inventory which should have originally been received in the U.S.in June and July 2021. We assessed the situation and estimated the major inventory shipments were delayed months until early 2022. As a result of these unforeseen delays, revenue for the fourth quarter 2021 and year to date in 2021 was significantly reduced, resulting in further, mounting operating losses.

As a result of the impact of COVID-19 pandemic on development, production, shipping and distribution of products, when economic activity rebounded at the end of 2021 and into first quarter of 2022, there were major logistical delays and problems affecting Asia to U.S. commerce. Specifically, COVID 19 pandemic had adversely impacted the development and production of products by manufacturers; the capabilities of shipping and storage facilities and backlog of shipments; the availability of adequate ocean, air and truck resources; and inadequate port facilities and manpower to handle a sudden increase Asian-to-U.S. shipping. This logistical problem required the Company to seek air freight, instead of less expensive ship delivery, for the initial inventory needs of the Smart Mirror products. Even air freight, which is more expensive than ocean shipping, has experienced logistical problems. The logistical problems coincided with and were exacerbated by increased consumer demand and spending for products shipped from Asia to U.S. Logistical delays and inadequacies emerged in late 2021 and continue in first quarter of 2022. For instance, due to lack of ship docking spaces at U.S. West Coast ports, which is the typical destination of Asian product shipments, ocean freight has sought to use U.S. East Coast ports in 2022, which further delays delivery of and increases cost of shipping products. Since we started to sell Smart Mirrors in first quarter of 2022, we do not have sufficient sales and operating experience to estimate the impact of logistic problems and costs on our revenues for 2022 or inventory requirements.

In the U.S., we rely on a third-party logistics provider for our product distribution services. The current COVID-19 pandemic or its future recurrence may impede our ability to ship from the distribution facility at full capacity. Significant disruptions or delays could lead to loss of customers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by a third party. This will include the shipping of orders to our online customers. If our distribution providers encounter such problems, our future results of operations, as well as our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

There continues to be uncertainty over the continuing impact of COVID-19 pandemic on the U.S. and global economies, consumer willingness and ability to purchase a new discretionary purchase product (like our Smart Mirrors) if there are future resurgences of a virulent, vaccine resistant variant of COVID 19 in 2022. There is also uncertainty regarding potential long-term changes to consumer shopping behavior and preferences and whether consumer demand will recover fully in 2022.

In general and historically, our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, the availability of qualified labor and wage inflation, pressure from consumers to reduce the prices we charge for our products, and changes in consumer demand. These factors may cause us to experience increased costs, reduce our prices to consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial condition, operating results, and cash flows.

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

The declining revenues in 2020 and 2021 of our primary business line of LED lighting products and the delay in launching our new product line as a replacement revenue source has resulted in significant operating losses and imposed a need to sustain operations with outside funding of working capital. If the Company cannot obtain adequate, affordable funding, whether equity or debt, as needed, the Company will have difficulty sustaining the Company as an operating company.

The adverse financial results from the COVID-19 pandemic on our business and financial performance in 2021 coupled with the resulting delay in the transition in new product focus on Connected Surfaces products and declining performance of the LED product lines placed a significant financial strain on our Company. Cash flow from operations was and is not sufficient to sustain operations and support launch of Smart Mirror product line as a primary revenue source. In order to attempt to secure adequate working capital in 2021, we took the actions detailed below. These actions are not deemed sufficient to meet all expected working capital needs for 2022 for a full implementation of our plan to establish the Smart Mirrors product line as a viable product line and to meet general operating overhead needs. We anticipate the need to raise working capital funding to meet our funding needs in 2022 and supplement any cash flow from operations. Because of the low market price and liquidity of our Common Stock, our declining financial performance and condition in 2020 and 2021, lack of hard assets required for asset based loans, and our transition from a declining product line and primary source to a new, unproven product line, we may be unable to raise necessary, affordable and timely working capital in 2022 and that failure could be fatal to our ability to sustain the Company as an operating company.

During the year ended December 31, 2021, the Company used cash in operations of approximately $2.4 million and generated net operating losses of approximately $2.0 million. As of December 31, 2021, the Company has working capital of approximately $2.0 million and an accumulated deficit of $6.4 million. The Company’s cash balance increased by approximately $54 thousand from $1.223 million as of December 31, 2020 to $1.277 million as of December 31, 2021. Although we have cash on hand, the Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and we will need to seek additional capital through debt and/or equity financing to fully fund operational overhead and fully fund the effort to establish the Smart Mirror product line as the primary revenue source in 2022. While certain directors have provided working capital funding to the Company in the past, including 2021, there is no guarantee, and none can be given that these insiders will do so when and as required by the Company in 2022.

We took the following actions to obtain or arrange sources of working capital funding in 2021:

We secured a $750,000 thousand short-term working capital facility which ended on June 30, 2021.

In February 2021, the Company received $576 thousand of its income tax refundable with approximately a further $285k to be refunded later in 2022 when the 2021 tax filing is made.

On April 5th, 2021, the Company through Wilmington Capital secured a $1.498 million equity investment from 5 investors who in total acquired 2,496,667 shares. This private investment was used to procure inventory for the Smart Mirror program, funding for new tooling and working capital as needed.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. This agreement was finalized, and the Company received the $1,020,000 funding under this agreement on October 18, 2021. The Company needed additional cash to secure inventories to support the 2022 program and as in the past the insiders provided a long term loan to allow the company to execute it marketing plan without disruption. This allowed the Company to build and pay for approximately $1.5m of retail inventory which will arrive at our third party fulfilment center in Q1, 2022. These lenders extended the credit facility for 18 months in order to give the Company time to turnover inventories and generate operating income. This is the only debt the Company has taken on in 2021. The Company will consider its capital requirements as an ongoing practice but does not believe it is necessary to explore debt that could be harmful to the Company’s share price.

The Company has had discussions with an alternate funding source, who offers more extensive programs that are more in tune with our future needs than what was previously available. The Company introduced the Smart Mirror on Amazon Marketplace and Way Fair who also offers business funding programs that we will be reviewing prior to finalizing a funding program. We do not have institutional financing in place and sales results of the Smart Mirrors and resulting revenues will be a factor in whether we can obtain institutional financing. With the current on hand cash, we believe we have sufficient funds to cover short-term operations for first half of 2022.

As of December 31, 2021, we had approximately $1.2 million of cash, and approximately $285 thousand of refundable income tax. We have also taken a number of actions short-term and long-term to preserve existing capital, including reducing capital expenditures, reducing discretionary expenditures, executive management salary reductions expense reductions related to the CIHK operations in Hong Kong and reductions in travel, hotel and show expenses. The credit facility with Sterling National Bank was not renewed and terminated on July 31, 2020. The Company has been in discussions with alternate funding sources that provides additional sourcing options for the e-commerce business channel that the Company is transitioning into. However, in the event that we are unable to negotiate a new credit facility or if cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. With our reported losses in recent years, we cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow or sustain our business.

The Company does not have an alternative product line to replace the Smart Mirror product line in 2022 if the Smart Mirror product line does not become a viable revenue source in 2022 and the LED lighting product line is not producing sufficient cash flow to sustain operations and fund a replacement product line from cash flow.

The Company does not have an alternative product line to the Smart Mirrors and would be unable to develop an alternative to smart mirrors in 2022. The failure of Smart Mirrors to produce sufficient cash flow in 2022 or early 2023 could potentially force the Company to effect an extraordinary corporate transaction to protect shareholder value and sustain the Company as an operating company. An extraordinary corporate transaction could include a merger or sale of the Company or reorganization of the Company under bankruptcy protection or otherwise or could result in the liquidation of the current business and efforts to fund a new business line in 2023 – if adequate, affordable funding is available. The Company may be unable to effect, if necessary, an extraordinary corporate transaction or obtain significant funding for a new product line in early 2023 to sustain the Company as an operating company. Reorganization under the protection of the bankruptcy code is one possible extraordinary corporate transaction if the Smart Mirror product line does not become a viable revenue source and other extraordinary corporate transactions are not possible.

Our operating results and sustainability as an operating company are substantially dependent on the acceptance of new products.

The Connected Surfaces product line is our effort to establish a viable product line to replace the matured LED product line and the success of the Connected Surfaces product line is critical to our continued operation as a consumer product company. Our future success depends on our ability to deliver innovative, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. As a small company, innovation is critical to our ability to compete with larger competitors. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

●	Having adequate, affordable, timely working capital funding.

●	achievement of technology solutions required to make commercially viable products.

●	the accuracy of our predictions for market requirements.

●	our ability to predict, influence and / or reach evolving consumer and technical standards.

●	our timely completion of product designs and development.

●	our ability to effectively transfer increasingly complex products and technology from development to manufacturing; and

●	market acceptance of our new product by retailers and consumers and availability of adequate inventory to timely meet demands of retailers and customers.

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

Our personnel are focused on executive management or marketing. Our marketing is supplemented by contractor sales agencies, and we have a relatively small research and development capability overseas. We rely on OEMs for certain technical development and design, and we have no current plans to develop an in-house technical development staff. The loss of an OEM would disrupt our business operations if we could not find a suitable replacement in short order. Company evaluates potential OEM’s from time to time to identify possible alternative production and technical development resources. If our operations grow, we may have to increase the number of our personnel in the future to handle any growth or expansion of product lines or product categories. Our ability to find and retain qualified personnel when needed by our growth or existing operations will be an important factor in determining our success in coping with any growth or efficiently handling existing operational burdens.

While our Smart Mirror is not primarily a fitness digital product and not primarily marketed as a fitness smart mirror, stressing overall connectivity functions rather than focusing on fitness like some competitors, fitness is one possible use of our product. As COVID-19 pandemic restrictions ease in 2022, consumers may opt to return to gyms and other outdoor activities, which may decrease consumer interest in fitness smart mirrors and possibly in our smart mirrors.

C.D.C. and states started to ease COVID-19 pandemic restrictions in 2022 and, as consumers resume activities like going to gyms or doing outdoor fitness, consumer interest in digital fitness products may wane. Fitness smart mirror competitors have been offering substantial rebates on their products in late 2021 or 2022. A decline in consumer interest in fitness smart mirrors may decrease consumer interest in smart mirrors in general. However, our Smart Mirrors are primarily marketed as a part of the smart home experience and IoT source and not primarily as a fitness smart mirror (as is the case with competitors like the MIRROR and TONAL smart mirrors). We do not have sufficient operational experience with Smart Mirrors to determine, and the extent and impact of consumers resuming pre-COVID-19 pandemic activities is not known as of the date of the filing of this Form 10-K for us to determine, if any decrease in consumer interest in fitness smart mirrors in 2022 will occur, or be significant, or adversely impact sales of our Smart Mirrors, which again are marketed and stress overall connectivity and IoT more than fitness functions.

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition and our prospects for growth. Historic inflation in 2022 has created uncertainty about consumer confidence and its impact on demand for our products in 2022.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in U.S. economic conditions continues, particularly considering the impacts of the COVID-19 pandemic, and trends in consumer discretionary spending remain unpredictable. While the impact on the global economy remains uncertain, the United States has experienced a significant reduction in unemployment and financial markets have remained robust and uncertain at times. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the U.S. market in which we sell most of our products, or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

U.S. economy has experienced inflation of 7.9% for the Consumer Price Index for all Urban Consumers for the 12 months ended February 2022, which is a 40 year high rate, according to the U.S. Bureau of Labor Statistics. Inflationary rate for energy costs was a major component of the historic inflation and the conflict between Russian Federation and Ukraine is expected by many economists to add to the inflationary rate for energy costs. High inflation is one factor that could adversely impact consumer purchases of discretionary items like smart mirrors as well as add to the cost of transporting our products from Asia to the U.S. We do not have sufficient operating experience in the sale of the Smart Mirrors as of the date of the filing of this Form 10-K to determine the impact on 2022 revenues of this inflationary increase.

If we are unable to effectively develop, manage and expand our marketing programs and sales channels for our products, our operating results may suffer.

Our launch of an e-commerce website and social media promotions of products are a new approach to marketing for our company and we lack sufficient operational history to judge the effectiveness of the effort. E-commerce and social medica promotion may be critical to the success of the new Connected Surfaces products, especially if consumer shopping at brick and mortar retailers continues to decline or remains depressed by COVID-19 pandemic concerns and impact. The success of the Connected Surfaces products is critical to stabilizing and improving the business and financial condition as well as prospects of the Company. We do not have an extensive staff devoted to e-commerce and social media promotions and we have not retained outside firms to assist on a regular basis in this effort. We may have to devote more resources to e-commerce and social media promotion in terms of staff, outside assistance or both and those expenditures will tax our financial resources. The Company is seeking funding to support the promotion of the Connected Surfaces products. Attaining affordable funding of the marketing effort may be critical to success of the marketing and promotion of the Connected Surfaces products. The cost and difficulty of establishing a new product line is difficult to estimate and difficult to fund by a small company like the Company, especially when that effort faces the following challenges: obstacles imposed by COVID-19 pandemic; inherent difficulties in penetrating an emerging, new product segment like smart mirrors, which has a growing number of competitors and has an ongoing, evolving need to meet changing consumer expectations and demands for enhanced or new technologies and functions; and against numerous competitors with significantly greater financial and technology resources, brand recognition and brand loyalty by consumers and logistical and marketing capabilities than our company.

As we seek to grow our new business line and expand into business channels that are different from those in which we have historically operated, those retailers may alter their promotional pricing or inventory strategies, which could impact our targeted sales of these products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products.

The markets in which we operate are highly competitive and have evolving technical or consumer requirements.

The markets for our smart mirror products are highly competitive. The smart or interactive mirror market is an emerging market and attracting new competitors – many of those competitors have significantly greater business, personnel, technical and financial resources than us and have greater access to distribution channels on a domestic and international basis. They also have or have the ability to establish brand recognition and reputation with consumers in domestic and international markets on a scale that we cannot match. Although the Company is seeking an apparently accessible niche market in smart mirrors, the sub $1,000 residential market, the Company may be unable to overcome larger competitors in this niche market or gain a profitable niche in this market. Since the Company relies on OEM’s for technical development, the Company may also be unable to compete with new technologies and functions in the smart mirror market or be able to affordably license new technologies or functions that are demanded by consumers.

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

The manufacture of our products involves complex processes. We have just started to sell the Smart Mirrors in 2022 and we do not have sufficient consumer experience with our products to determine the extent of any customer service problems or product returns and defects and those factors impact on revenues. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects that only become evident after shipment and used by consumers. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed resulting in product failures and creating customer satisfaction issues. For a small company, identifying and meeting consumer demand and product quality standards are critical to our business and financial performance.

If failures or defects occur, they could result in significant losses or product recalls due to:

●	costs associated with the removal, collection and destruction of the product.

●	payments made to replace product.

●	costs associated with repairing the product.

●	the write-down or destruction of existing inventory.

●	insurance recoveries that fail to cover the full costs associated with product recalls.

●	lost sales due to the unavailability of product for a period.

●	delays, cancellations or rescheduling of order for our products; or

●	increased product returns.

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

Like many consumer products, the Connected Surfaces Smart Mirrors undergo independent laboratory testing to verify safety. COVID-19 pandemic caused a backlog of product testing at U.S. national testing laboratories in 2020 and also in 202,1and the backlog delayed marketing roll out of consumer products, including the Connected Surfaces Smart Mirrors. These delays slowed production and testing by to 5 months, We anticipate production of the Connected Surfaces Smart Mirror in December 2021. Further, the Connected Surfaces Smart Mirrors are manufactured in Asia and shortages of shipping containers for ocean shipment required us to use more expensive air freight to meet product availability requirements for sale of Connected Surfaces Smart Mirrors through Amazon, which is one of our distribution channels. The use of air freight for shipment of product is more expensive than ocean vessel rates and the initial inventory shipments for Amazon fulfillment that is shipped by air freight would experience lower profit margins.

Historically, we depended on a limited number of retail customers for a substantial portion of our revenue, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results for any LED lighting product sales as well as any sales of Smart Mirror products sold through these retailers.

We typically receive a significant amount of our revenue from a limited number of customers. Most of our customer orders are made on a purchase order basis, which does not require any long-term customer commitments. Therefore, these customers may alter their purchasing behavior with little or no notice to us for various reasons, including developing their own product solutions; choosing to purchase from our competitors or incorrectly forecasting end market demand for their products. Retail customers may alter their promotional pricing; increase promotion of competitors’ products over our products; or reduce their inventory levels; all of which could negatively impact our financial condition and results of operations. If our customers alter their purchasing behavior, if our customers’ purchasing behavior does not match our expectations or if we encounter any problems collecting amounts due from them, our financial condition and results of operations could be negatively impacted.

While we are seeking to establish a vibrant e-commerce capability and social media marketing effort to support the e-commerce initiative, we remain dependent on brick and mortar retailers and their e-commerce efforts or on third party e-commerce retailers like Amazon and Wayfair. As such, if product sales from our retail customers decline, it will adversely impact our financial and business performance, which could be especially damaging in light of our need to transition from LED lighting product line to the new Smart Mirror product line.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply for the new product categories and to support e-commerce, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our online customers. With the logistical problems referenced above, the forecast of inventory needs is even more crucial to our business and financial performance and efforts to establish a viable Smart Mirrors product line and revenue source. We could accurately predict inventory needs and timely place orders for products and then have logistical problems delay delivering of products and result in a lack of inventory to fill orders. The ability to timely fill orders for Smart Mirrors is an important achievement in the effort to establish the Smart Mirror product line as a viable revenue source.

Factors that could affect our ability to accurately forecast demand for our products include:

●	an increase or decrease in consumer demand for our products.

●	our failure to accurately forecast consumer acceptance for our new products.

●	product introductions by competitors.

●	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers.

●	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and

●	terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics, such as the current COVID-19 pandemic, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

The consumer electronics industry is subject to significant pricing pressure caused by many factors, including technological advancements, intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. While unlikely as the product segment is in its earliest stages, these factors could cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate. For example, in response to the COVID-19 pandemic’s impact on the retail industry, including retail store closures and decreased consumer traffic and purchasing, many of our competitors have engaged in, and may continue to engage in, additional promotional activities focused on e-commerce sales. As traditional brick-and-mortar stores begin to reopen post-pandemic, we may see further discounting across our industry as businesses manage excess inventory levels. In addition, our ability to achieve short-term growth targets may be negatively impacted if we are unwilling to engage in promotional activity on a scale similar to that of our competitors and we are unable to simultaneously offset declining promotional activity with increased sales at premium price points. This could have a material adverse effect on our results of operations and financial condition.

Fluctuations in the cost of products could negatively affect our operating results.

The components used by our suppliers and manufacturers are made of raw materials that may be subject to significant price fluctuations or shortages that could materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation. Because our products are manufactured abroad, our products must be transported by third parties over large geographical distances, increased demand for freight services at a time of reduced ocean freight capacity, can significantly increase costs. Manufacturing delays or unexpected transportation delays, such as those caused by the current COVID-19 pandemic, can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. The emergence and continuation of historic inflation in early 2022 could adversely impact our competitive pricing strategy by imposing increased production and shipping costs for the Smart Mirrors in 2022.

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

Litigation between competitors over intellectual property rights can be a common business practice in an industry as a means to protect or gain market share. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our technical personnel and management, even if the litigation results in a determination favorable to us. In the event of an adverse result in such litigation, we could be required to:

●	pay substantial damages.

●	indemnify our customers.

●	stop the manufacture, use and sale of products found to be infringing.

●	discontinue the use of processes found to be infringing.

●	expend significant resources to develop non-infringing products or processes; or

●	obtain a license to use third party technology.

The risk of infringement claims may be greater in emerging products and technologies like smart mirrors.

There can be no assurance that third parties will not attempt to assert infringement claims against us with respect to our products. Additionally, if an infringement claim against the Company or its customers is successful, the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the Company’s operating expenses and materially harm the company’s operating results and financial condition. Further, royalty or license arrangements may not be available at all, which would then require the company to stop selling certain products or using certain technologies, which could negatively affect the company’s ability to compete effectively. We do not have reserves for litigation or insurance for infringement litigation costs. This kind of litigation is typically very expensive to litigate, and we may lack the funds to aggressively litigate infringement claims against us or against competitors, which could lead to a materially adverse impact on our business.

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

We have revenue, operations and contract manufacturing arrangement in overseas that expose us to certain risks. Fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

●	Delays in shipping or production of products or increased costs in production and shipping of products from international sources, including delays in unloading shipped products in U.S. ports.

●	protection of intellectual property and trade secrets.

●	tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules.

●	rising labor costs or labor unrest.

●	the burden of complying with foreign and international laws.

●	adverse tax consequences.

●	the risk that because our brand names may not be locally or nationally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful.

●	political conflict or trade wars affecting our efforts to conduct business abroad.

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

We do not have extensive prior experience in conducting business in Thailand, which is the location of our product development and production (supplemented by contractors in China). This lack of experience may delay accomplishing our business milestones for development or production of product from our Thailand OEM’s.

Our financial results and ability to grow our business may be negatively impacted by economic, regulatory and political risks beyond our control.

All of our manufacturers are located outside of the United States and in 2021, 50% of net revenue was generated by international business. As a result, we are subject to risks associated with doing business abroad, including:

●	political or labor unrest, terrorism, public health crises, disease epidemics and economic instability resulting in the disruption of trade from foreign countries in which our products are manufactured.

●	currency exchange fluctuations or requirements to transact in specific currencies.

●	the imposition of new laws and regulations or government-imposed protective or preventative measures, including those relating to labor conditions, quality and safety standards and disease epidemics or other public health concerns, as well as rules and regulations regarding climate change.

●	actions of foreign or U.S. governmental authorities impacting trade and foreign investment, particularly during periods of heightened tension between U.S. and foreign governments, including the imposition of new import limitations, duties, anti-dumping penalties, trade restrictions or restrictions on the transfer of funds.

●	reduced protection for intellectual property rights in some countries.

●	disruptions or delays in shipments.

●	changes in local economic conditions in countries where our customers, manufacturers and suppliers are located.

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

Additional Financial Risk Factors

Our inadequate or expensive funding and financing alternatives.

Our current short-term debt level as of December 31, 2021 and 2020 was approximately $609 thousand and $889 thousand, respectively.

Based on past performances and current expectations, Management believes that the recent $1,393,000 equity investment and the $1,020,000 purchase order funding facility provides adequate liquidity to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror inventory for the first two quarters of 2022.

The Company will need additional outside funding in fiscal year 2022, particularly for purchase order funding that will support the Company’s revenue growth and inventory buildup with the launch of the Smart Mirror product line.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers.

Other adverse consequences could include:

●	a significant portion of our cash from operations could be dedicated to the payment of interest and principal on future debt, which could reduce the funds available for operations.

●	the level of our future debt could leave us vulnerable in a period of significant economic downturn; and

●	we may not be financially able to withstand significant and sustained competitive pressures.

Since we are transitioning our product focus to Connected Surfaces products and considering the impact of the COVID-19 pandemic on our LED product sales through brick and mortar retailers, past financial performance is not indicative of any future growth or future financial performance. We will have to establish our Connected Surfaces product line in the face of extensive competition as an entirely new segment within the Smart Home category.

Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All our sales in 2021were transacted in U.S. dollars. The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs. However, as the Company volumes increase, the leveraged buying power has enabled the Company to minimize the impact on costs. The last economic crisis revealed that exchange rates can be highly volatile. Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

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

Our common stock is currently traded on the OTCQB (Symbol: CAPC) and is subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to OTC-quoted companies whose common stock trades at less than $5.00 per share and such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Penny stocks sold in violation of the applicable rules may entitle the buyer of the stock to rescind the sale and receive a full refund from the broker. Many brokers have decided not to accept for deposit or trade “penny stock” stocks because of the burdensome administrative requirements of the penny stock rules and perceived greater liability exposure from handling penny stocks, and as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our common stock is subject to the “penny stock rules,” investors will find it more difficult to dispose of our common stock. As a “penny stock” company, brokerage firms cannot recommend our Common Stock to investors or accept orders for our Common Stock without completing special paperwork.

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

Item 1B. Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2021.

Item 2. Properties.

The Company has an operating lease agreement for offices in Deerfield Beach, Florida .Neither the Company nor its operating subsidiaries own any real properties or facilities. CAPC and Capstone share principal executive offices and operating facilities. The Company’s principal executive offices is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

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

CIHK entered into a rental agreement for a showroom and storage space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. Effective February 17, 2020, the Company entered into a new six month lease with a base rate of $1,285 per month. To further reduce costs, effective September 30, 2020 the Company reduced its space requirements and entered a three-month lease which expired on December 31, 2020, with a base rate of $516 per month. The Company decided not to renew and allowed this lease to expire.

The rent expense for the year ended December 31, 2021 and 2020 amounted to $148,207 and $165,706, respectively. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

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

Item 4. Mine Safety Disclosures (Not Applicable).

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on The OTC Markets Group, Inc.’s QB Venture Market Tier under the trading symbol “CAPC”.

As of March 1, 2022 there were approximately holders of record (excluding OBO/Street Name accounts) of our Common Stock and estimated 48,893,031 outstanding shares of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered securities sold or issued during the year ended December 31, 2021, except: (1) On August 6, 2020, Company granted: stock options to Mr. Guzy and Mr. Postal, who are directors of the Company, each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2020-2021: and (2) a stock option to Aimee Brown, Secretary of the Company, for 10,000 stock option grants. The stock options were issued under an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under that act.

On January 4, 2021, the Company entered a Loan Agreement with Directors Stewart Wallach and Jeff Postal as joint lenders (the “Lenders”) whereby Lenders made a maximum of Seven Hundred and Fifty Thousand Dollars and No Cents ($750,000) (principal) available as a credit line to the Company for working capital purposes.

The term of the loan starts January 4, 2021 and ended June 30, 2021. The Company could have extended the loan for an additional six consecutive months, ending December 31, 2021, but decided not to extend.

In consideration for the Lenders providing the loan under this Agreement for the Initial Period and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company issued to the Lenders 7,500 shares of the Company’s Series B-1 Convertible Preferred Stock (“Preferred Shares”). The Preferred Shares shall have the appropriate restrictive legends. Each Preferred Share converts into 66.66 shares of Common Stock at the option of Lender.

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

Company did not repurchase any shares of Common Stock during 2021 under the Rule 10b5-1 Purchase Plan.

Adoption of Stock Repurchase Plan

On December 19, 2018, Company entered into a Rule 10b5-1 Purchase Plan with Wilson Davis & Co., Inc., a registered broker-dealer, (the “Purchase Plan”), which Purchase Plan is made pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, with respect to shares of common stock of the Company. As previously reported, the use of a Rule 10b5-1 purchase plan was authorized by the Company’s Board of Directors on August 29, 2018. Under the Purchase Plan, Wilson Davis & Co., Inc., a registered broker dealer, will make periodic purchases in accordance with the terms and conditions of the Purchase Plan and instructions of the Company. This description of the Purchase Plan does not purport to be complete and is qualified in its entirety by the text of the Purchase Plan, a copy of which is attached as Exhibit 99.1 to the Current Report on Form 8-K, as filed with the Commission on December 24, 2018 and as dated December 18, 2018.

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

On June 10, 2020, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2021. Since the Board of Director approval there have been no further repurchase of the Company’s Common Stock during 2021 and further Stock repurchases have been placed on hold in order to conserve cash during the COVID-19 pandemic.

As of December 31, 2021, a total of 750,000 of the Company’s Common Stock has been repurchased to date, at a total cost of $107,740.

For the year ended December 31, 2021 and 2020 respectively, 0 and 283,383 Common shares were repurchased at a cost of $0 in 2021 and $36,333 in 2020.

The following summarizes any purchases of the Common Stock under the stock purchase program in fiscal years 2021 and 2020 :

Fiscal Period	Number of Shares Repurchased	Aggregate Purchase Price
FY 2021	—	$—
FY 2020	283,383	36,333
Total	283,383	$36,333

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report contain forward-looking statements~~,~~ that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. All information presented herein is based on CAPC’s fiscal year 2021 results. Unless otherwise stated, references to particular years or quarters refer to the CAPC’s fiscal years ended in December and the associated quarters of those fiscal years. Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

This pandemic has had and may continue to have a material impact on our business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity by suspending share repurchases, temporarily deferring salaries of our executives by 50%, significantly scaling back on non-essential operating expenses, and downsizing our Hong Kong operation, as we transferred manufacturing to Thailand. Our goal was to preserve cash but to continue to invest where needed to support the relaunch of the Connected Surfaces program. In order to further reduce overseas expenses, the Company decided to make dormant in 2022, the CIHK operation entirely but retaining two key employees as independent contractors.

The impact of COVID-19 has resulted in an unprecedented decline in our revenue and earnings for the year ended December 31, 2021, including goodwill impairment charges in 2020.

Total net revenue for the year ended December 31, 2021 decreased 75.2% to approximately $686 thousand as compared to $2.8 million in the same period of last year. The net loss was approximately $2.0 million for the year 2021 compared to a net loss of $2.4 million in 2020. The Company had an estimated net tax provision in 2021 of $15.1 thousand and in 2020 a benefit of $612 thousand due to the tax benefit from the CARES Act which was enacted into law on March 27, 2020. The CARES Act eliminated the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the NOL to 2017 tax years and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate.

The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief overview of our business and products, key factors that impacted our performance and a summary of operating results.

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a leading designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology. Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc. (“CAPI”), a Florida corporation located at the principal executive offices of the Company. To oversee and manage business activities in the Pacific Rim, the Company established Capstone International Hong Kong, Ltd., or “CIHK”, allowing it to expand the Company’s product development, engineering, and factory resource capabilities. The Company has a history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Connected Surfaces.

The Company’s focus through 2017 has been in the integration of LEDs into most commonly used consumer lighting products in today’s home. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years.

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

Our expectation is that the new Connected Surfaces portfolio advancing in 2022 appeals to a much larger audience than our traditional LED lighting product line. The new portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The products have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected retails to start at $899.00 per unit, with the goal to deliver consumer value to mainstream America. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company’s financial initiatives are driven by its entry to new distribution channels and calls for an increased emphasis on an e-commerce business model. As a result of the pandemic, retail foot traffic has been diminished substantially and e-commerce platforms have advanced with consumers across all product lines. The Connected Surfaces category should find its way to retail shelves after it has been established through its direct-to-consumer effort. The Company’s marketing strategy will shift its historic reliance on Big Box while delivering more profitable business. The gross margins generated by the e-commerce model will be substantially greater than in the past and should provide strong cash flows. The Company will require additional funding to build its marketing effort, inventory levels and service levels once the initial marketing phase validates the Company’s strategic initiatives. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. For the short term, Corporate Insiders and Directors have pledged to continue supporting the Company’s needs.

By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China.

The Company began its foray into the electronic industry in 2019 with its Connected Surfaces initiative. We entered the market as we identified the smart home category to be emerging with strong long term growth potential .This strategy would require the company to adopt a different business model short term as a way of building awareness and revenues .The business model is consumer direct through e-commerce marketing including a company webstore as well as Amazon, Wayfair and other recognized ecommerce platforms. This is a costly business as it requires the buildup of inventory domestically to support the demand. The ecommerce platform will not only build product awareness ,but it will also allow the company to exploit the brick-and-mortar environment as retailers recognize the categories business potential. The company’s original assumptions about the category and what it could mean for the company have been validated over the past 2 years. The Company is assessing various organic and digital paid advertising campaigns to define its long term marketing strategy.

On March 10, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus to be a pandemic. COVID-19 caused substantial disruption to travel, business activities, and global supply chains, significant volatility in global financial markets, and resulted in a dramatic increase in unemployment, particularly in the U.S.

While the Company announced the plan to launch its ecommerce initiative in March 2021, that effort was continually delayed because of COVID-19 forced closures overseas and inventories planned for Q3, 2021 sales were only shipped in December 2021,which will facilitate January 2022 sales planning. It is unclear as of the date of the filing of this Form 10-K report if our Q1 2022 e-commerce activity will compensate for loss of Smart Mirror revenues planned for Q 3 and 4, 2021.

During the year, the Company also experienced limitations in employee resources resulting from travel restrictions and “stay at home” orders. Despite these restrictions, the Company continues to manage the overseas supply chain requirements of our customers.

During recent months as consumer confidence has increased and the public has become more accustomed and feel safer about visiting stores, in store foot traffic has increased, particularly in the Warehouse Clubs that we sell in. The promotional activities both domestically and internationally in the Club channel have gradually increased as compared to previous quarters. We believe retail buying confidence will continue to improve and expect that promotional opportunities will begin to normalize for the 3rd and 4th Qs, 2022.

We believe the COVID-19 virus will continue to impact retail markets through the first half of 2022 but as we focus our channel strategy toward e-commerce. Disruption to our business in 2021 was significant. Consumer confidence will rise commensurately with increased job opportunities and income recovery. The extent to which COVID-19 will continue to impact the company’s results will depend primarily on future developments, including the severity and duration of the crisis, the speed and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence.

Principal Factors Affecting Our Financial Performance

There are a number of industry factors that affect our financial performance which include, among others:

●	Overall Demand for Products and Applications. Our potential for growth depends on the successful introduction and consumer acceptance of the Connected Surfaces portfolio. The Company’s products are characterized as non-essential and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand. Uncertainty over global economic conditions that may affect the U.S. economy is not conducive to consumer purchases of our category of consumer products. These uncertainties make demand difficult to forecast for us and our customers.

●	Strong and Constantly Evolving Competitive Environment. While we have demonstrated our abilities to compete successfully in the retail channels since our inception, competition in the marketplace we serve is strong. Many companies have made significant investments in product development, production equipment and product marketing. Product pricing pressures exist as market participants often initiate pricing strategies to gain or protect market share. To remain competitive, market participants must continuously increase product performance or functionality, reduce costs and develop improved ways to support their customers. To address these competitive measures, we invest in research and development activities to support new product development, sustain low product costs and deliver higher levels of performance and product functionality to differentiate our products in the market.

●	Profit Margins. The Company’s product planning strategies are driven by the need to deliver sustainable profit margins. This, in conjunction with close management of related marketing costs, are required to sustain or grow the Company’s market presence.

●	Technological Innovation and Advancement. Innovation and advancements in consumer electronic categories continue to create expanded channel opportunities. The smart home category is expected to grow to $139.8 billion by 2023, a CAGR of 18.2% since 2018. Household penetration of smart homes is expected to grow to 19.5% by 2022. Smart phone users in the United States exceeds 269 million and is projected to be 290 million by 2024. Through the Company’s continual research and development activities, differentiation of its smart home products and their related value to the consumer, a consistent market share expansion is anticipated.

●	Affordable Funding. The Company needs to secure affordable funding resources to support ongoing product development and new market penetration.

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

Results of operations.

Net Revenues

Revenue is derived from sales of our residential lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. Most of our sales are to the U.S. market which in 2021 represented 50% of revenues and we expect in the future that region to continue to be the major source of revenue for the Company. We also derived 50% of our revenue from overseas sales. Net revenue also includes the cost of instant rebate coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

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

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of social media advertising, sales representatives’ commissions, advertising, show expense and costs related to employee’s compensation. In addition, operating expense includes charges relating to product development, office and warehousing, accounting, legal, insurance and stock-based compensation

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
(In Thousands)
	December 31, 2021		December 31, 2020
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, Net	$686	100.0%	$2,770	100.0%
Cost of sales	639	93.1%	2266	81.8%
Gross Profit	47	6.9%	504	18.2%
Operating Expenses:
Sales and marketing	29	4.2%	300	10.8%
Compensation	1,276	186.0%	1,516	54.7%
Professional fees	368	53.6%	423	15.3%
Product development	309	45.0%	250	9.0%
Other general and administrative	421	61.4%	477	17.2%
Goodwill impairment charge	—	—%	624	22.5%
Total Operating Expenses	2403	350.3%	3,590	129.6%
Operating Loss	(2,356)	(343.4)%	(3,086)	(111.4)%
Other Income (Expenses)
Miscellaneous Income (Expense), net	456	66.4%	90	3.2%
Interest expense, net	(49)	(7.1)%	—	—%
Total Other Income (Expense)	407	59.3%	90	3.2%
Loss Before Tax Benefit	(1,949)	(284.1)%	(2,996)	(108.2)%
Income Tax Expense (Benefit)	15	2.2%	(612)	(22.1)%
Net Loss	$(1,964)	(286.3)%	$(2,384)	(86.1)%

Net Revenues

Our business operations and financial performance for the year ended December 31, 2021 was adversely impacted by the economic effects of the COVID-19 pandemic to the U.S. and global economy. For the year ended December 31, 2021, net revenues were approximately $686 thousand, a decrease of approximately $2.0 million or 75.2% from $2.8 million in fiscal 2020. The decrease in 2021 net revenue was driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick and mortar stores. Overseas, the impact of COVID19 created substantial logistic delays from components, product testing and certification, manufacturing and ocean freight. This uncertainty resulted in the postponement of many promotional opportunities during the year.

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer product awareness, by providing marketing und allowances to the customer. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $8.0 thousand and $341.2 thousand for the years ended December 31, 2021 and 2020 respectively.

For the years ended December 31, 2021 and 2020, international sales were approximately $341 thousand or 50% of revenue and $704 thousand or 25 % of revenue, respectively.

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$340,896	49%	$2,066,519	75%
Smart Mirror Products- U.S.	3,795	1%	—	—
Lighting Products-International	341,163	50%	703,839	25%
Total Revenue	$685,854	100%	$2770,358	100%

Gross Profit and Cost of Sales

Gross profit for the year ended December 31, 2021, was approximately $47 thousand, or 6.9% of net revenues, as compared to $504 thousand or 18.2% of net revenues, for fiscal 2020. For the years ended December 31, 2021 and 2020, cost of sales were approximately $639 thousand and $2.3 million, respectively, a decrease of $1.6 million or 71.8% from the previous year. This reduction was the direct result of the reduced revenue in the year. Costs represented 93.1% and 81.8% of net revenues for 2021 and 2020, respectively. This increased cost was partially due to the higher ocean freight-logistics costs associated with the shortage of containers and vessels arriving from overseas.

Operating Expenses

Sales and Marketing Expenses

In fiscal 2021 and 2020, sales and marketing expenses were approximately $29 thousand and $300 thousand respectively, a decrease of $271 thousand or 90.3%. As a percent to revenue 2021 expenses were 4.2% as compared to 10.9% in 2020. Social Media expense in 2021 was $20.5 thousand, a decrease of $9.8 thousand or 32.3% from $30.3 thousand in 2020.With the resulting delays of the Connected Surfaces program we continued our Social Media marketing presence in preparation for the launch of the Smart Mirror program, but as inventory was not available the advertising program was not as intense as originally planned. Advertising and promotional expenses were $2.2 thousand in 2021 as compared to $34.7 thousand in 2020, a reduction of $32.4 thousand or 93.4% due to the reduced retail promotional activities during 2021. Trade Show expense was $0.5 thousand in 2021 as compared to $149 thousand in 2020 , a reduction of $148.5 thousand or 99.7% due to cancellation of CES trade show resulted from the COVID19 pandemic.$8.0 thousand and $341.2 thousand for the years ended December 31, 2021 and 2020 respectively.

Compensation Expenses

For the years ended December 31, 2021 and 2020 compensation expenses were approximately $1.3 million and $1.5 million, respectively, a reduction of $240 thousand or 15.8%. As a percent of net revenues 2021 expenses were 186.0% as compared to 54.7% in 2020. With the reduced revenue and the transition of production into Thailand, the Company eliminated 2 positions during 2021 and 4 positions in the Hong Kong office during 2020.

Professional Fees

For fiscal 2021, professional fees were approximately $368 thousand compared to $423 thousand in 2020, a decrease of $55 thousand or 13.0%. As a percent of net revenue 2021 expenses were 53.6% as compared to 15.3% in 2020. In 2021, consulting fees were approximately $165 thousand the same amount as incurred in 2020. Accounting, legal and other expenses were $203 thousand, a decrease of $55 thousand from $258 thousand in the prior year.

Product Development Expenses

For the years ended December 31, 2021 and 2020, product development expenses were approximately $309 and $250 thousand, respectively, an increase of $59 thousand or 23.6%. In 2021, the Company invested $237 thousand in the Smart Mirror development compared to $182 thousand in 2020, a increase of $55 thousand or 30.2%. In 2021, Smart Mirror FCC & ETL and other certification fees of approximately $98K were incurred as compared to $0 in prior year. With the reduced revenue, quality control expenses in 2021 were $1 thousand compared to $44 thousand in 2020, a reduction of $43 thousand or 97.7%. Other expenses such as prototype, sample and courier charges were increased by approximately $51 thousand from $7 thousand in 2020 to $58 thousand in 2021. As a percent of revenue, 2021 expenses were 45.0% as compared to 9.0% in 2020. We have continued to invest in new product design, software development, product prototyping and testing and related to the Smart Mirror project.

Other General and Administrative Expenses

For fiscal 2021 and 2020, other general and administration expenses were approximately $421 thousand and $477 thousand, respectively, a decrease of $56 thousand or 11.7%. As a percent to revenue 2021 expenses were 61.4% as compared to 17.2% in 2020. In 2021 the Company’s rent expense was $148 thousand compared to $166 thousand in 2020, a decrease of $18 thousand or 10.6%. The Directors insurance also increased in 2021 from $71 thousand in 2020 up to $100 thousand a $29 thousand or 40.8% increase. Despite these increases, as part of an expense mitigation plan in response to the impact of COVID19, the Company reduced discretionary expenses which included auto, office and computer supplies, courier services, travel and hotel expenses, telephone and bank charges, which resulted in a net expense reduction of $70 thousand or 14.7% as compared to the same period in 2020. These discretionary expenses are included in the other general and administrative expenses.

Goodwill Impairment Charge

As a result of the economic uncertainties caused by the COVID-19 pandemic during the year ended December 31, 2021, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analyses for each reporting quarter. The total impairment charge for the years ended December 31, 2021 and 2020 was approximately $0 and $624 thousand, respectively. The interim analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge for the year ending December 31, 2021, was not required.

Total Operating Expenses

For the years ended December 31, 2021 and 2020, total operating expenses were $2.4 million and $3.6 million, respectively. This represents a $1.2 million or 33.1% decrease over fiscal year 2020. A decrease in total operating expenses of $1.2 million for the year ending December 31, 2021, represents reduction of selling and marking expense of approximately $272 thousand, compensation expense of $240 thousand and goodwill impairment charge of $624 thousand over expense level from fiscal year 2020.

Operating Loss

For the year ended December 31, 2021 the operating loss was approximately $2.4 million as compared to $3.1 million in 2020, a loss decrease of $730 thousand over 2020.

Other Income (Expense)

For fiscal 2021 other income was approximately $456 thousand compared to a $90 thousand in 2020, an increase of $366 thousand over 2020. The other income for the year ended December 31, 2021 resulted mainly from reversal of approximately $340 thousand accrued marketing and promotional allowances against previous sales that is no longer required as of December 31, 2021. Marketing allowances include the cost of underwriting an in store instant rebate coupon or a targeted markdown allowance on specific products. The Company accrues and retains these allowances for a period of 3 to 5 years in the event the customer chargeback a promotional allowance against future open invoices or submits to us an invoice. These allowances are also evaluated when our relationship with a customer is terminated, or we cease selling a specific product to a customer. We evaluated certain allowances and were satisfied that these allowances were no longer required based on the age of the allowance and sale of the products for which these allowances relate being significantly reduced. These allowances were charged to other income during the year ended December 31, 2021 .

For the years ended December 31, 2021 the net expense for income tax was estimated at $15 thousand compared to a net benefit of $612 thousand in the same period 2020. The benefit in 2020 was a result of the CARES Act which eliminated the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate.

The effective tax rate for the years ended December 31, 2021 and 2020, respectively, was -0.77%%, and 20.43% and the statutory tax rate was 23.7% in 2021 and 24.46% in 2020.

Net Loss

For fiscal 2021 and 2020 net loss was approximately $2.0 million and $2.4 million respectively, a net loss decrease of approximately $420 thousand over the previous year.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

In 2021, the impact of COVID-19 resulted in an unprecedented decline in our revenue and earnings for the year ended December 31, 2021, which resulted in goodwill impairment assessment for each quarter in 2021, but there was no impairment charges required based on our assessment.

Our expectation is that the new portfolio advancing in 2022 appeals to a much larger audience than our traditional LED lighting product line. Management believes that the execution of the Company’s strategy and development of the Connected Surfaces category will provide attractive opportunities for profitable growth over the long-term

The Company’s financial initiatives are driven by its entry to new distribution channels and calls for an increased emphasis on an e-commerce business model. Online platforms have advanced with consumers across all product lines. The Connected Surfaces category should find its way to retail shelves after it has been established through its direct-to-consumer effort. The Company’s marketing strategy will shift its historic reliance on Big Box while delivering more profitable business. The gross margins generated by the e-commerce model is anticipated to be greater than in the past and should provide strong cash flows. The Company will require additional funding to build its marketing effort, inventory levels and service levels once the initial marketing phase validates the Company’s strategic initiatives. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities.

By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China. Other factors, like inflation and its impact on consumer confidence and willingness to purchase discretionary purchases like our Smart Mirrors, may impact selling prices and related margins of profit.

As the products we have shipped on our direct import business model typically requires 3 to 4 months lead time, our revenue in 2021 was significantly impacted by the uncertainty of reduced consumer foot traffic in the stores during the pandemic. This uncertainty caused retail buyers to delay or postpone promotional events. During recent months as consumer confidence has increased and the public has become more accustomed and feel safer about visiting stores, in store foot traffic has increased, particularly in the Warehouse Clubs that we sell in. The promotional activities both domestically and internationally in the Club channel have gradually increased as compared to previous quarters. We believe retail buying confidence will continue to improve and expect that promotional opportunities will begin to normalize in 2022.

With the impact of COVID-19 Management was even more focused on the following priorities:

●	to protect the safety and wellbeing of the Capstone team.

●	to expedite the transition of the Company’s marketing presence from brick and mortar retail to online retail.

●	to expand the Company’s social media platforms and online visibility.

●	to revamp the Company’s website to support online business.

●	to build the logistics and fulfilment structure to support online orders.

●	to transfer Smart Mirror production capability to Thailand from China.

●	to design, enhance and build the Smart Mirror product portfolio.

During 2021 we were able to complete the above priorities and are now preparing for the launch of the Smart Mirror program in 2022. Logistical problems affecting Asian-U.S. commerce and shipment of products to the U.S. may adversely impact our ability to establish the Smart Mirror product line as a viable revenue source in 2022.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2021.

	Payments Due by Period
	Total	2022	2023	2024	After 2025

Purchase Obligations	$538,551	$538,551	$—	$—	$—
Short-Term Debt	—	—	—	—	—
Long-Term Debt – related parties	1,030,340	—	1,030,340	—	—
Operating and Short Term Leases	107,690	70,157	37,533	—	—
Total Contractual Obligations	$1,676,581	$608,708	$1,067,873	$—	$—

Notes to Contractual Obligations Table

Purchase Obligations — Purchase obligations are comprised of the Company’s liability for goods and services in the normal course of business.

Short Term Debt — None.

Long Term Debt — Note payable related parties.

Operating Leases — Operating lease obligations are related to facility leases for our operations in the U.S. and in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 pandemic significantly affected U.S. consumer shopping patterns and caused the health of the U.S. economy to deteriorate. If the variants of COVID-19 are not effectively and timely controlled, our business operations, financial condition, and liquidity may be materially and adversely affected because of prolonged disruptions in consumer spending.

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

During the year ended December 31, 2021, the Company used cash in operations of approximately $2.4 million and generated net operating losses of $1.96 million. As of December 31, 2021, the Company had working capital of approximately $1.9 million and an accumulated deficit of $6.4 million. The Company’s cash balance increased by approximately $54 thousand from $1.223 million as of December 31, 2020 to $1.277 million as of December 31, 2021. With the reduced revenues in 2021 and to conserve cash, the Company initiated an expense mitigation plan that reduced discretionary spending including travel, lodging and trade show expenses, deferred executive management compensation, and significantly reduced the cost of the Hong Kong operation.

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

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Common Stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement was used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. This agreement has finalized, and the Company received the $1,020,000 funding under this agreement on October 18, 2021. As of December 31, 2021, the Company had an outstanding balance on the Purchase Order Funding Agreement of $1,030,340 which includes accrued interest of $10,340.

The Company has an income tax refundable as of December 31, 2021 of approximately $285 thousand which we expect to receive in 2022.

The Company’s ability to maintain sufficient working capital is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on the Company’s working capital, ability to obtain financing, and its operations in the future.

The Company as of December 31, 2021, and 2020 has note payable due to related parties, including accrued interest, of $1,030,340 and $0, respectively.

In addition, we may seek alternative sources of liquidity, including but not limited to accessing the capital markets, or the Company may be able to raise the required additional capital through debt and or equity financing. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. The Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Management believes that with the cash on hand, and our availability will be adequate to meet the Company’s cash needs for daily operations for the short-term period, however the Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Summary of Cash Flows

	Years ended December 31,
	2021	2020
(In thousands)
Net cash provided by (used in):
Operating Activities	$(2,371)	$(1,858)
Investing Activities	(32)	(13)
Financing Activities	2,457	(36)
Net increase (decrease) in cash and cash equivalents	$54	$(1,907)

As of December 31, 2021 the Company’s working capital was approximately $2.0 million of which $1.2 million was cash. Current liabilities were $609 thousand and include:

●	Accounts payable of approximately $126 thousand for amounts due vendors and service providers.

●	Accrued expenses of approximately $367 thousand for marketing allowances, wages, and customer deposits.

●	Warranty provision for estimated defective returns in the amount of approximately $46 thousand.

●	Operating lease- current portion of approximately $70 thousand.

Cash Flows provided by (used in) Operating Activities

Cash used in operating activities was approximately $2.4 million in 2021 compared with approximately $1.86 million in 2020. The cash used in operating activities in 2021 included the negative cash impact of the net loss, which was approximately $1.96 million, an increase in inventories of approximately $500 thousand, an increase of prepaid expenses of $425 thousand and decrease in accounts payable of $287 thousand. This was partially offset by an income tax refund of $576 thousand and $119 thousand decrease in accounts receivables.

Cash Flows used in Investing Activities

Cash used in investing activities in 2021 was approximately $32 thousand compared to $13 thousand in 2020. The Company continued to invest in new product molds and tooling. With further product expansion into Smart Home lighting and Smart Mirror categories, the Company’s future capital requirements will increase to fund future mold and tooling as the Company expands the Connected Surfaces portfolio.

Cash Flows used in Financing Activities

Cash received and used in financing activities for the years ended December 31, 2021 and 2020, was approximately $2.457 million and $36 thousand, respectively. The Company received approximately $1.4 million from sales of common stock and approximately $1.0 million purchase order funding received from related party note payable during the year 2021. The Company repurchased 283,383 of common shares during the year 2020 at a cost of $36 thousand.

The Company has negotiated beneficial payment terms with our main overseas manufacturers including the new supplier in Thailand, which has resulted in reduced funding requirements to produce newly launched products.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and Thailand. During 2021 the average exchange rate between the U.S. Dollar and Chinese Yuan have been relatively stable approximately RMB 6.90 to U.S. $1.00.

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

RELATED-PARTY TRANSACTIONS

See Note 4 of the Consolidated Financial Statements at Item 15 of this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of the Consolidated Financial Statements at Item 15 of this Report.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition; inventory valuation; depreciation; amortization and the recovery of long-lived assets; including goodwill and intangible assets; shared base-based payment expense; product warranty; and other reserves and assumptions based on management’s experience and understanding of current facts and circumstances, historical experience and other relevant factors. These estimates may differ from actual results. Certain of our accounting policies are considered critical as they are both important to reflect our financial position and results of operations and require significant or complex judgement on the part of management. The following is a summary of certain accounting policies considered critical by management.

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

Sales reductions for anticipated discounts, promotional and marketing allowances, defective warranty claims, and other deductions are recognized during the period the related revenue is recorded. The Company may be subject to chargebacks from customers for negotiated promotional allowances, that are deducted from open invoices and reduce collectability of open invoices. For the years ended December 31, 2021 and 2020, the Company had processed approximately $8.0 thousand and $341.2 thousand, respectively for such allowances.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivables are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. Previously in the factoring agreement with Sterling National Bank, accounts receivable served as collateral when the Company borrowed against the credit facility. As of December 31, 2020, with the termination of the factoring agreement, the accounts receivables are fully unencumbered.

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

As of both Decembers 31, 2021 and 2020, management determined that the accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:

	December 31,	December 31,
	2021	2020
Trade Accounts Receivables at period end	$1,481	$197,166
Reserve for estimated marketing allowances, cash discounts and other incentives	—	(77,102)
Total Accounts Receivable, net	$1,481	$120,064

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

As a result of the economic uncertainties caused by the COVID-19 pandemic during the year ended December 31, 2021 management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analyses for each reporting quarter. The total impairment charge for the year ended December 31, 2021 and 2020 was $0 and $623.5 thousand, respectively.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying consolidated balance sheets:

	December 31,	December 31,
	2021	2020
Balance at the beginning of the period	$1,312,482	$1,936,020
Impairment charges - net	—	(623,538)
Balance at December 31, 2021	$1,312,482	$1,312,482

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

As of December 31, 2021, the Company had federal and state net operating loss carry forwards of approximately $2,687,000 and $5,073,000, respectively. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year. The net deferred tax liability as of December 31, 2021 and 2020 was $274,000 and $260,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

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

The Company expects to carryback a portion of its 2020 NOL, for which it recorded a further net benefit of $286,433. In the third quarter 2020, the Company recorded a $21,222 net tax benefit for deferred tax liability adjustment related to goodwill impairment. For the year ended December 31, 2021 and 2020, the Company has recorded a net tax benefits $284,873 and $861,318, respectively.

The Company received approximately $576 thousand of the income tax refundable and $10.3 thousand of interest on February 3, 2021.

The effective tax rate for the years ended December 31, 2021and 2020, respectively, was -0.77% and 20.43% and the statutory tax rate was 23.70% in 2021 and 24. 46% in 2020.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $260,000 is presented on the company’s balance sheet. The Company’s valuation allowance increased by $345,397.

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

As of December 31, 2020, the Company had an income tax refundable of approximately $861 thousand of which approximately $576 thousand income tax and $10.4 thousand of interest was refunded on February 3, 2021. As of December 31, 2021, the Company has a remaining tax refund of $285 thousand.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because the Company is a smaller reporting company, this Form 10-K report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the
Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Chairman of our Audit Committee has reviewed the internal control reports in detail and has spoken to the external auditors in depth about the audit, the internal controls and the auditors’ findings. The Chairman has had detailed discussions with the auditors about these matters, prior to, during, and on completion of the audit.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2021, for a more complete understanding of the matters covered by such certifications.

Item 9B. Other Information. None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection. Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

CURRENT BOARD OF DIRECTORS

The incumbent and current members of the Board of Directors are:

1.	Stewart Wallach. Mr. Wallach has been a Director since April 2007.

2.	Gerry McClinton. Mr. McClinton has been a Director since February 2008.

3.	Jeffrey Postal. Mr. Postal has been a Director since January 2004.

4.	Jeffrey Guzy. Mr. Guzy was appointed as a Director on May 3, 2007. Mr. Guzy is deemed an “Independent Director” under applicable standards.

5.	Larry Sloven. Mr. Sloven was appointed as a Director on May 3, 2007.

6.	George Wolf was appointed as a Director on January 13, 2022.

Each Director’s term is for one year. Company Directors have typically been elected in the past by written consent of stockholders holding more than 50% of the then current voting power. The Company uses the written consent because a small number of shareholders have sufficient voting power to decide the election of Directors and approval or denial of any other corporate resolution and the cost of conducting an annual stockholders’ meeting is significant for a small reporting company. The Company conducts regular stockholder-investor conference calls to allow stockholders to interact with Company senior management and to ask questions of that management.

Further, stockholders may make inquiries in writing by sending their inquiries to Aimee Gaudet, Secretary, Capstone Companies, Inc., 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The information required in Part III of this Form 10-K report is set forth in the information statement filed for the written consent approval of nominee slates of Directors and the requirements for stockholders to submit proposed resolutions and Director nominees is set forth in this Form 10-K report.

DIRECTOR PROFILES

Stewart Wallach, Age 70, Chief Executive Officer and Chairman of the Board of Directors since April 23, 2007, a director of the Company since September 22, 2006, and the founder and Chief Executive Officer and Chairman of the Board of Directors of Capstone Industries, Inc., a wholly owned subsidiary, and principal operating subsidiary of the Company since September 20, 2006. Mr. Wallach is an American entrepreneur and has founded and operated a number of successful businesses over his 35-year career. Over the past 15 years, Mr. Wallach has been focused on technology-based companies in addition to consumer product businesses, the field in which he has spent most of his career. Prior to founding Capstone Industries, Inc., he sold Systematic Marketing, Inc., which designed, manufactured, and marketed automotive consumer products to mass markets, to Sagaz Industries, Inc., a leader in these categories. He served as President of Sagaz Industries, Inc. for 10 years before forming Capstone Industries, Inc. In 1998, Mr. Wallach co-founded Examsoft Worldwide, Inc. (“Examsoft”), which developed and delivered software technology solving security challenges of laptop-based examinations for major educational institutions and state bar examiners. Mr. Wallach remained chairman of Examsoft until it was acquired in late 2009. Mr. Wallach has designed and patented a number of innovations over the span of his career and has been traveling to China establishing manufacturing and joint venture relationships since the early 1980s.

James “Gerry” McClinton, Age 66, Chief Financial Officer and Director. Mr. McClinton was appointed as a director of the Company on February 5, 2008. He is the Chief Financial Officer and Chief Operating Officer of the Company and its Capstone Industries, Inc. subsidiary. His prior work experience is: (a) President of Capstone Industries, Inc. (2005 -2007); (b) General Manager of Capstone Industries, Inc. (2000-2005); (c) Held senior officer positions with Sagaz Industries, Inc. (1990-2000); and (d) Chief Financial Officer, Firedoor Corporation, a national manufacturer of security and fire doors to the construction industry (1980-1990). Mr. McClinton received a designation from The Royal Institute of Cost and Management Accountants (“I.C.M.A.”), University of Northern Ireland, Belfast, United Kingdom.

Dr. Jeffrey Postal, Age 64. Director. He has served as a director of the Company since January of 2004. Dr. Postal presently is a businessman and entrepreneur in the Miami, Florida region. Dr. Postal owns, founded or funded numerous successful businesses over the last few years, including but not limited to: Sportacular Art, a company that was licensed by the National Football League, Major League Baseball and National Hockey League to design and manufacture sports memorabilia for retail distribution in the U.S; Co-Owner of Natures Sleep, LLC, a major distributor of Visco Memory Foam mattresses, both nationally and internationally; Dr. Postal is a Partner in Social Extract, LLC, a Social Media company offering consulting services to many major companies in the U.S.; Dr. Postal is the principal investor of Postal Capital Funding, LLC, a private investment fund whose mission is to find undervalued/under capitalized companies and extend funding to them in exchange for equity and/or capital consideration; and Dr. Postal is the founder of Datastream Card Services, a company that provides innovative billing solutions to companies conducting business on the internet.

Jeffrey Guzy, Age 63. Director. He was appointed to the Company’s Board of Directors on May 3, 2007. He serves as Chairman and Chief Executive Officer of CoJax Oil and Gas Corporation, an SEC reporting company. Mr. Guzy is an outside director of Leatt Corporation, an SEC reporting company (OTCQB: LEAT). Mr. Guzy served, from October 2007 to August 2010 as President of Leatt Corporation. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Purebase Corporation (OTC: PUBC) a public company.

LARRY SLOVEN, Age 71. Mr. Sloven was appointed as a director on May 3, 2007. A U.S. Citizen, Mr. Sloven resided in Hong Kong or other parts of Southeast Asia for over 18 years. He is a member of the American Chamber of Commerce in Hong Kong. He just finished a five-year term as a Director of the American Club in Hong Kong and chaired the Development Committee which was responsible for re-engineering five major multi-million-dollar re-development projects for the premier club in Asia. Mr. Sloven’s company was a product development and purchasing agent for Capstone Companies, Inc., and was the purchasing agent for Dick’s Sporting Goods, Inc. chain. He also helped develop private label hardware and accessory line for now defunct Circuit City, Inc. and a camcorder and cellular phone battery line for Spectrum Brands, Inc. (formerly, “Rayovac Corp.”). In 1993, Mr. Sloven helped set up a joint venture factory producing cellular battery packs for AT&T along with the first cellular alkaline battery pack for Duracell. He participated in the outsourcing of the production of the one-hour NMH-fast charger for the Duracell Corporation. In the mid 1990’s, he helped set up a joint venture with Rayovac Corp. and the largest alkaline consumer battery factory in China. Mr. Sloven also assisted in the outsourcing of video games for Atari, Inc., and arranging for Chinese manufacture of The Stanley Works’ garage door motors and products.

GEORGE WOLF, Age 68. Mr. Wolf has provided sales and business development consulting services to the Company since 2014. Prior to Mr. Wolf providing these consulting services, he served as President and Chief Executive Officer of Systematic Development Group, LLC from 2010 into 2014, President and Chief Executive Officer of ExamSoft Worldwide, Inc. (1998 – 2009) and as Executive Vice President of Sagaz Industries, Inc. (1986 – 1997).

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
George Wolf	Director	He has extensive experience in sales and business development and has prior management experience. He is familiar with the Company’s sales and business development strategies and operations and has worked closely with executive officers of the Company in sales and business development.

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy. An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors. In fiscal year 2021, all Directors attended the (3) three board meetings.

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

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company’s Independent Registered Public Accounting Firm, evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2021 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ applicable standards. The Board of Directors has determined that Mr. Guzy qualifies as an “Audit Committee Financial Expert” as defined under applicable SEC rules and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee is responsible for providing oversight to Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. The Audit Committee monitors the Company’s external audit process, including auditor independence matters, the scope and fees related to audits, and the extent to which the Independent Registered Public Accounting Firm may be retained to perform non-audit services. The Audit Committee also reviews the results of the external audit with regard to the adequacy and appropriateness of our financial, accounting and internal controls over financial reporting. It also generally oversees the Company’s internal compliance programs. The function of the Audit Committee is not intended to duplicate or to certify the activities of the management and the Independent Registered Public Accounting Firm, nor can the Audit Committee certify that the independent registered public accounting firm is “independent” under applicable rules. The Audit Committee members are not professional accountants or auditors. Under its Charter, the Audit Committee has authority to retain outside legal, accounting or other advisors as it deems necessary to carry out its duties and to require the Company to pay for such expenditures.

The Audit Committee provides counsel, advice and direction to management and the Independent Registered Public Accounting Firm on matters for which it is responsible, based on the information it receives from management and the independent registered public accounting firm and the experience of its members in business, financial and accounting matters.

The Company’s management is responsible for the preparation and integrity of its financial statements, accounting and financial reporting principles, and internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.

In this context, the Audit Committee hereby reports as follows:

1)	Company’s management has represented to the Audit Committee that the 2021 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for year 2021 with Company’s management and the independent registered public accounting firm.

2)	The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, D. Brooks & Associates, required by the PCAOB and has discussed with D. Brooks & Associates, their independence.

3)	Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Commission on March 31, 2022.

The foregoing report is provided by the undersigned Chairman of the Audit Committee.

/s/Jeffrey Guzy

Jeffrey Guzy, Chairman of Audit Committee

COMPENSATION AND NOMINATION COMMITTEE (“Compensation and Nomination Committee”)

Company’s Compensation and Nomination Committee is currently composed of two members (both Company directors): Mr. Jeffrey Guzy and Mr. Jeffrey Postal. Only Mr. Guzy, who serves as Chairman of the Compensation and Nomination Committee, is “independent” within the meaning of the NASDAQ Marketplace Rules.

Company’s Compensation and Nomination Committee assists the Company Board of Directors in reviewing and approving the compensation structure of executive officers, including all forms of compensation to be provided to the executive officers. The chief executive officer and chief financial officer may not be present at any Compensation and Nomination Committee meeting during which the executive’s compensation is discussed and deliberated.

The Compensation and Nomination Committee is responsible for, among other customary duties, the following:

●	Reviewing, overseeing and approving the compensation of Company’s executive officers; and

●	Periodically reviewing and making recommendations to the Company Board of Directors about incentive compensation, stock or equity compensation plans, annual bonus programs and grants, any employee pension or welfare benefit plans and any similar forms of benefit plans; and

●	Periodically reviewing and approving corporate performance and corporate performance goals that are applicable to compensation of Company’s chief executive officer and chief financial officer, evaluating the performance of those executives in light of corporate performance and corporate performance goals; and determining the compensation for the Company’s chief executive officer and chief financial officer.

CODE OF ETHICS

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, and principal financial officer, and its Board. A copy of this code is available on http://www.capstonecompaniesinc.com. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K Report.

DIRECTOR MEETINGS IN FISCAL YEAR 2021

The Board of Directors had (3) three official meetings in year 2021. During 2021, all of the Directors attended 75% or more of the Board meeting, which were held during the period of time that such person served on the Board or such committee.

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

Board Structure. The Company believes that the Chief Executive Officer or “CEO” should also serve as Chairman of the Board of Directors in order to have the person most knowledgeable about the Company heading the Board of Directors.

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

Board of Director – 2021 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	—	—	—
Gerry McClinton (2)	—	—	—
Jeff Guzy (3), (4),(5)(6)	$6,682	6,683	13,365
Jeff Postal (3), (4),(5)(6)	$6,682	6,683	13,365
Larry Sloven	—	—	—

(1)	The individuals listed were appointed to the Board of Directors for 2020-2021.

(2)	Mr. Wallach, Mr. McClinton and Mr. Sloven as Company Employees did not receive compensation for participating as a Director on the Board.

(3)	On August 6, 2017, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2017-2018. The market value using the Binomial Lattice pricing model for each grant was $55,000. As the grant period covered 2017-2018, the cost impact in 2017 was $22,212 for each grant.

(4)	On August 6, 2018, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2018-2019. The market value using the Binomial Lattice pricing model for each grant was $21,000. As the grant period covered 2018-2019 the cost impact in 2018 was $8,481 for each grant.

(5)	On August 6, 2019, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2019-2020. The market value using the Binomial Lattice pricing model for each grant was $17,000. As the grant period covered 2019-2020 the cost impact in 2019 was $6,865 for each grant.

(6)	On August 6, 2020, Mr. Guzy and Mr. Postal each received 100,000 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2020-2021. The market value using the Binomial Lattice pricing model or each grant was $8,000. As the grant period covered 2020-2021 the cost impact in 2020 was $3,231 for each grant.

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

George Wolf, who was appointed as a director on January 13, 2022, waived any compensation as a director for 2022.

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

Independent Directors. The Board of the Company is typically comprised five directors, one of whom is an independent director under the listing standards of quotation systems like The NASDAQ Stock Market. The Company has sought unsuccessfully to recruit qualified independent directors. Although we have D&O insurance, we believe that past losses and low public stock market price discourages qualified candidates from serving as independent directors. This is a problem commonly faced by micro-cap, “penny stock” companies like our Company

Our senior officers are responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Board and other non-officer directors met quarterly on average with management to discuss strategy and the risks facing the Company. Senior management, each member being also a director, attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The Chairman of the Board and members of the Board work together to provide strong, independent oversight of the Company’s management and affairs through its standing committees and, when necessary, special meetings of directors. Since most of the directors live in the same area, informal meetings between directors and officers also occur to discuss business risk and appropriate responses.

Director - Minimum Qualifications. The Compensation and Nominating Committee has adopted a set of criteria that it considers when it selects individuals not currently on the Board of Directors to be nominated for election to the Board of Directors. A candidate must meet the eligibility requirements set forth in the Company’s Bylaws. A candidate must also meet any qualification requirements set forth in any Board or committee governing documents. If the candidate is deemed eligible for election to the Board of Directors, the Compensation and Nominating Committee will then evaluate the prospective nominee to determine if he or she possesses the following qualifications, qualities or skills:

●	contributions to the range of talent, skill and expertise appropriate for the Board.

●	financial, regulatory and business experience, knowledge of the operations of public companies and ability to read and understand financial statements.

●	familiarity with the Company’s market.

●	personal and professional integrity, honesty and reputation.

●	the ability to represent the best interests of the shareholders of the Company and the best interests of the institution.

●	the ability to devote sufficient time and energy to the performance of his or her duties; and

●	independence under applicable Commission and listing definitions.

The Compensation and Nominating Committee will also consider any other factors it deems relevant. With respect to nominating an existing director for re-election to the Board of Directors, the Compensation and Nominating Committee will consider and review an existing director’s Board and committee attendance and performance; length of Board service; experience, skills and contributions that the existing director brings to the Board; and independence.

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

In evaluating potential nominees, the Compensation and Nominating Committee determines whether the candidate is eligible and qualified for service on the Board of Directors by evaluating the candidate under the selection criteria, which are discussed in more detail below. If such individual fulfills these criteria, the Compensation and Nominating Committee will conduct a check of the individual’s background and interview the candidate to further assess the qualities of the prospective nominee and the contributions he or she would make to the Board of Directors.

Consideration of Recommendation by Stockholders. It is the policy of the Compensation and Nomination Committee of the Board of Directors of the Company to consider director candidates recommended by stockholders who appear to be qualified to serve on the Company’s Board of Directors. The Compensation and Nominating Committee may choose not to consider an unsolicited recommendation if no vacancy exists on the Board of Directors and the Compensation and Nomination Committee does not perceive a need to increase the size of the Board of Directors. To avoid the unnecessary use of the Compensation and Nominating Committee’s resources, the Compensation and Nomination Committee will consider only those director candidates recommended in accordance with the procedures set forth below.

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

5.	A statement disclosing whether such stockholder is acting with or on behalf of any other person and, if applicable, the identity such person.

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 70, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.

2.	Gerry McClinton, age 66, is the Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton is also a senior executive of Capstone.

3.	Aimee Gaudet, age 43, was appointed on January 16, 2013 as Company Secretary. She is also Executive Assistant to Stewart Wallach at the Company~~.~~

FAMILY RELATIONSHIP: There is no family relationship between members of Company management.

Delinquent Section 16(a) Reports~~.~~

The Board of Directors approved the annual grant of stock options to Jeffrey Guzy and Jeffrey Postal, both directors of Company, and Aimee Gaudet Brown, an officer of the Company. For each of the stock options: the grant date is August 5, 2021, the exercise period is August 6, 2020 to August 5, 2021 and the exercise price is $0.435 per share. The Form 5’s for these option grants were filed March 10, 2021 instead of February 14, 2021.

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

Role of the Compensation Consultant

While we may consult industry sources on compensation for executives, we have not engaged a consultant to analyze our compensation levels.

For 2021, the principal components of compensation for each officer were:

●	base salary.

●	annual incentive.

●	long-term incentive compensation (restricted stock awards); and

●	perquisites and other benefits.

Our Company endeavors to strike an appropriate balance between long-term and current cash compensation. The current executives are key to the ability of the Company to conduct its business because of their individual experience and relationships in our current business line. Their compensation reflects their individual value to the ability of the Company to conduct its current business.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Stewart Wallach,	2021	$301,521	$—	$—	$—	$—	$301,521
Chief Executive	2020	$301,521	$—	$—	$—	$—	$301,521
Officer (1,2,3,7,8,9,10)	2019	$301,521	$—	$—	$—	$—	$301,521

James G. McClinton,	2021	$191,442	$—	$—	$—	$—	$191,442
Chief Financial	2020	$191,442	$—	$—	$—	$—	$191,442
Officer & COO (4,5,6,7,8,9,10)	2019	$191,442	$—	$—	$—	$—	$191,442

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

Gerry McClinton, Chief Operating Officer and Chief Financial Officer.

On February 5, 2020, the Company entered an Employment Agreement with James McClinton, whereby Mr. McClinton would be paid $191,442 per annum. The term of this new agreement began February 5, 2020 and ends February 5, 2022. The parties may extend the employment period of this agreement by mutual consent with approval of the Company’s Board of Directors, but the extension may not exceed one year in length.

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

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY

As of December 31, 2021

Name	No. of Shares Underlying	% of Total Options Granted Employees in 2021	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Options Granted in 2021
Stewart Wallach	—	—	—	—	—
Gerry McClinton	—	—	—	—	—

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2021	—	—	—	—	—
Chief Executive	2020	—	—	—	—	—
Officer	2019	—	—	—	—	—

Gerry McClinton	2021	—	—	—	—	—
Chief Operating	2020	—	—	—	—	—
Officer & Chief	2019	—	—	—	—	—
Financial Officer

Footnotes:

(1)	There were no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2021 TABLE

OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	—	—	—
Gerry McClinton	—	—	—

Footnotes:

(1)	The Company does not have any stock awards for the years specified for the above named senior officers.

2021 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	—	—
Gerry McClinton	—	—

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL TOTAL
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721
Gerry McClinton	$191,442	$—	$11,000	$6,600	$209,042

Indemnification.

The Company maintains directors and officer’s liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material. Further, the Company’s articles of incorporation and bylaws provide for indemnification of directors and officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 11, 2022, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or “Common Stock”. The table below sets forth, as of March 11, 2022, (“Record Date”), certain information $0.0001 par value per share, or “Common Stock” information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. There were 48,893,031  shares of Common Stock outstanding on the Record Date of March 11, 2022.

NAME, ADDRESS & TITLE	STOCK OWNERSHIP	% OF STOCK OWNERSHIP	SHARES - COMMON STOCK ISSUABLE UPON CONVERSION	STOCK OWNERSHIP AFTER CONVERSION -ALL OPTIONS, WARRANTS & THOSE EXERCISEABLE WITHIN NEXT 60 DAYS	% OF STOCK OWNED AFTER CONVERSION – OPTIONS, WARRANTS INCLUDES EXERCISEABLE WITHIN THE 60 DAYS	OPTIONS & WARRANTS VESTED	OPTIONS & WARRANTS EXPIRED	OPTIONS, WARRANTS NOT VESTED
Stewart Wallach, CEO, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	9,831,745	20.1%	499,950	9,831,745	19.8%	—	—	—

Gerry McClinton, CFO, & Director, 431 Fairway Drive Suite 200, Deerfield Beach, FL 33441	33,664	0.1%	—	33,664	0.1%	—	—	—

Jeff Postal, Director, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	9,034,120	19.5%	499,950	9,334,120	18.8%	400,000	—	—

Aimee C. Brown (Gaudet), Secretary, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	—	—%	—	80,000	0.2%	80,000	—	—

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	152,800	0.3%	—	452,800	0.9%	400,000	200,000	—

Larry Sloven, Director, 431 Fairway Drive Suite 200, Deerfield Beach, FL 33441	52,800	0.1%	—	52,800	0.1%	—	—	—
ALL OFFICERS & DIRECTORS AS A GROUP	19,105,129	39.1%	999,900	19,785,129	39.8%	880,000	200,000	—

Total	48,893,031	100.0%	999,900	49,773,031	100.0%	880,000	200,000	—

Notes to Table.

(1)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Mr. Wallach’s ownership of common stock in the table does not include 499,950 shares issuable upon conversion of Series B-1 Convertible Preferred Stock and does not include 500,000 shares of common stock that may be issued, upon occurrence of a trigger event under a January 4, 2021 Loan agreement but that has not occurred.

(3)	Mr. Postal’s ownership of common stock in the table does not include 499,950 shares issuable upon conversion of Series B-1 Convertible Preferred Stock and does not include 500,000 shares of common stock that may be issued, upon occurrence of a trigger event under a January 4, 2021 Loan agreement but that has not occurred.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company is a “controlled company” under typical stock exchange corporate governance rules, that is a company where 50% or more of the voting power is owned by a person or a group and does not currently have to meet requirements for a board of directors with a majority of “independent directors.” Currently, only Jeffrey Guzy qualifies as an “independent director” under the listing standards of most stock exchanges or quotation systems. No other director qualifies as an “independent director” under those rules because they are officers of the Company or have business relationships with the Company. The CAPC Board adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members. The policy governs transaction in which the value exceeds or is expected to exceed $120,000 in a single calendar year.

A “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

The policy provides that the Audit Committee reviews transactions subject to the policy and determines whether to approve or ratify those transactions. The Audit Committee considers, among other factors it deems appropriate, the following factors:

●	Benefits derived by the related person from the transaction versus the benefits derived by the Company.

●	Total value of the transaction.

●	Whether the transaction was undertaken in the ordinary course of business of the Company; and

●	Were the terms and conditions of the transaction usual and customary and commercially reasonable.

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

Process for Identifying Related Person Transactions.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us.

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

●	the terms of the transaction.

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market. The Company was not successful in recruiting additional, qualified and interested independent directors in fiscal year 2021.

Item 14. Principal Accountant Fees & Services

The following is a summary of the fees billed to date by D. Brooks & Associates CPA’s, P.A., for professional services rendered for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees	$64,700	$13,050
Tax Fees	—	—
Total	$64,700	$13,050

The following is a summary of the fees billed to us by Kaufman, Rossin & Co., for professional services rendered for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees	$19,000	$122,250
Tax Fees	20,500	10,900
Total	$39,500	$133,150

The following is a summary of the fees paid by us to CBIZ and Mayer Hoffman McCann P.C., the Company’s former Independent Registered Public Accounting Firm, for the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees	$—	$3,500
Tax Fees	—	14,050
Total	$—	$17,550

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

The Audit Committee pre-approved 100% of the Company’s 2021 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC’s final pre-approval rules.

Part IV

Item 15. Exhibits, and Financial Statement Schedules Reports

(a) The following documents are filed as part of this Report.

1. FINANCIAL STATEMENTS

F-1 Report of Independent Registered Public Accountants for the Years Ended December 31, 2021

F-3 Report of Independent Registered Public Accountants for the Years Ended December 31, 2020

F-4 Consolidated Balance Sheets as of December 31, 2021 and 2020

F-5 Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

F-6 Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020

F-7 Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

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

3.1	Articles of Incorporation of CHDT Corp. Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
3.1.1	Amended and Restated Articles of Incorporation of Capstone Companies, Inc. Incorporated by reference to Exhibit 3.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on July 14, 2009.
3.1.1.1	Amendment to Amended and Restated Articles of Incorporation of Capstone Companies, Inc., as filed with Florida Secretary of State on June 8, 2016. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on June 8, 2016.
3.2	By-laws of Capstone Companies, Inc. Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.
4.6	Description of Capstone Companies, Inc. Securities^ as of December 31, 2021
10.01	Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2020 filed by Capstone Companies, Inc with the Commission on March 30, 2020.
10.02	Employment Agreement by Capstone Companies, Inc. and James McClinton, dated February 5, 2020 filed by Capstone Companies, Inc with the Commission on March 30, 2020.
10.08	Financial Services Agreement dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. Incorporated by reference to Exhibit 10.18 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.
14	Code of Ethics Policy. Exhibit 14 of the Capstone Companies, Inc. Form 8-K, as filed with the Commission on March 22, 2018.
21.1	Subsidiaries of Capstone Companies, Inc. ^
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^
32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^
32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note: CHDT Corp. is a prior name of Capstone Companies, Inc.

^ Filed Herein.

Item 16. Form 10-K Summary. Not Applicable.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 31st day of March 2022.

CAPSTONE COMPANIES, INC.

Dated:  March 31, 2022

By: /s/ Stewart Wallach

Stewart Wallach

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach

Stewart Wallach

Principal Executive Officer

Director and Chief Executive Officer

March 31, 2022

/s/ Gerry McClinton

Gerry McClinton

Chief Financial Officer

Chief Operating Officer and Director

March 31, 2022

/s/ Jeffrey Guzy

Jeffrey Guzy

Director

March 31, 2022

/s/ Jeffrey Postal

Jeffrey Postal

Director

March 31,2022

/s/ Larry Sloven

Larry Sloven

Director

March 31, 2022

/s/ George Wolf

George Wolf

Director

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Capstone Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2020.

Palm Beach Gardens, Florida

PCAOB Firm ID: 4048

March 25, 2022

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets:
Current Assets:
Cash	$1,277,492	$1,223,770
Accounts receivable, net	1,481	120,064
Inventories	508,920	8,775
Prepaid expenses	500,748	75,622
Income tax refundable	284,873	861,318
Total Current Assets	2,573,514	2,289,549

Property and equipment, net	76,928	54,852
Operating lease - right of use asset, net	98,651	158,504
Deposit	11,148	25,560
Goodwill	1,312,482	1,312,482
Total Assets	$4,072,723	$3,840,947

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$538,551	$825,690
Operating lease - current portion	70,157	63,307
Total Current Liabilities	608,708	888,997

Long-Term Liabilities:
Operating lease-long- term portion	37,533	107,690
Note payable related parties and accrued interest	1,030,340	—
Deferred tax liabilities-long-term	273,954	259,699
Total Long-Term Liabilities	1,341,827	367,389
Total Liabilities	1,950,535	1,256,386

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued -0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued and outstanding -15,000- shares at December 31, 2021, nil at December 31, 2020 (Liquidation Preference $15,000)	2	—
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, outstanding 48,893,031 shares at December 31, 2021 and 46,296,364 shares at December 31, 2020	4,892	4,630
Additional paid-in capital	8,554,320	7,053,328
Accumulated deficit	(6,437,026)	(4,473,397)
Total Stockholders' Equity	2,122,188	2,584,561
Total Liabilities and Stockholders’ Equity	$4,072,723	$3,840,947

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended
	December 31,
	2021	2020

Revenues, net	$685,854	$2,770,358
Cost of sales	(638,644)	(2,266,592)
Gross Profit	47,210	503,766

Operating Expenses:
Sales and marketing	28,568	300,420
Compensation	1,276,503	1,515,522
Professional fees	368,229	422,820
Product development	308,823	249,879
Other general and administrative	420,962	477,121
Goodwill impairment charge	—	623,538
Total Operating Expenses	2,403,085	3,589,300

Operating Loss	(2,355,875)	(3,085,534)

Other Income (Expenses):
Other Income, net	456,275	89,600
Interest Income (Expense), net	(48,974)	179
Total Other Income, net	407,301	89,779

Loss Before Tax Benefit	(1,948,574)	(2,995,755)

Income Tax Expense (Benefit)	15,055	(611,939)

Net Loss	$(1,963,629)	$(2,383,816)

Net Loss per Common Share:
Basic and Diluted	$(.04)	$(.05)

Weighted Average Shares Outstanding:
Basic and Diluted	48,196,903	46,337,198
The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity
Balance at December 31, 2019	—	$—	—	$—	—	$—	46,579,747	$4,658	$7,061,565	$(2,089,581)	$4,976,642

Stock options for compensation	—	—	—	—	—	—	—	—	28,068	—	28,068
Repurchase of shares	—	—	—	—	—	—	(283,383)	(28)	(36,305)	—	(36,333)
Net Loss	—	—	—	—	—	—	—	—	—	(2,383,816)	(2,383,816)
Balance at December 31, 2020	—	—	—	—	—	—	46,296,364	4,630	7,053,328	(4,473,397)	2,584,561

Stock options for compensation	—	—	—	—	—	—	—	—	15,619	—	15,619
Stock issued to Directors for loan	—	—	15,000	2	—	—	—	—	48,994	—	48,966
Stock option exercised	—	—	—	—	—	—	100,000	10	43,490		43,500
Common stock for cash, net of fees	—	—	—	—	—	—	2,496,667	252	1,392,889	—	1,393,141
Net Loss	—	—	—	—	—	—	—	—	—	(1,963,629)	(1,963,629)
Balance at December 31, 2021	—	$—	15,000	2	—	$—	48,893,031	4,892	$8,554,320	(6,437,026)	$2,122,188

The accompanying notes are an integral part of these consolidated financial statements

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Los	$(1,963,629)	$(2,383,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,852	24,297
Stock based compensation expense	15,619	28,068
Noncash lease expense	59,853	55,698
Goodwill impairment charge	—	623,538
Stock issued to directors for loan	48,996	—
Accrued interest added to note payable related parties	10,340	—
Increase in deferred income tax liabilities-long-term	14,255	259,699
Noncash accounts receivable allowance	—	173,426
(Increase) decrease in accounts receivable, net	118,583	(106,605)
(increase) decrease in inventories	(500,145)	16,043
(Increase) decrease in prepaid expenses	(425,126)	107,160
Decrease in deposits	14,412	20,461
(Decrease) increase in accounts payable and accrued liabilities	(287,139)	16,671
(Increase) decrease in income tax refundable	576,445	(641,111)
Decrease in operating lease liabilities	(63,307)	(51,175)
Net cash used in operating activities	(2,370,991)	(1,857,646)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(31,928)	(13,500)
Net cash used in investing activities	(31,928)	(13,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock option exercise, net of costs	1,436,641	—
Proceeds from note payable related parties	1,020,000	—
Repurchase of shares	—	(36,333)
Net cash provided (used) in financing activities	2,456,641	(36,333)

Net Increase (Decrease) in Cash	53,722	(1,907,479)
Cash at Beginning of Year	1,223,770	3,131,249
Cash at End of Year	$1,277,492	$1,223,770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stocks issued to directors for loan fee	$48,996	$—
Interest accrued note payable related party	$10,340	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2021 and 2020 include the accounts of the parent entity and its wholly-owned subsidiaries. All intra-entity transactions and balances have been eliminated in consolidation.

This summary of accounting policies for Capstone Companies, Inc. (“CAPC”), a Florida corporation (formerly, “CHDT Corporation”) and its wholly-owned subsidiaries (collectively referred to as the “Company”, “we”, “our” or “us”), is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Nature of Business

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida and is incorporated under the laws of the State of Florida.

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

Since the beginning of fiscal year 2007, the Company through Capstone Industries has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The Company has developed a smart interactive mirror for residential use as a variant line for its lighting products, which was launched at the Consumer Electronics Show in early 2020 but its release to the retail market was delayed due to product development delays at the Company’s suppliers, resulting from the impact of COVID-19. The development of the smart interactive mirror or “Smart Mirrors” is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands.

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

The Company’s operations in 2021 consist of one reportable segment for financial reporting purposes: Lighting Products.

Effects of COVID-19

During the year ended December 31, 2021, the outbreak and global spread of COVID-19 pandemic caused significant economic volatility, uncertainty and disruption in our operating environment. We began 2020 in an environment exhibiting strong economic conditions combined with the successful launch of our new product category, the Smart Mirror at the 2020 CES Show. However, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, and the various containment and mitigation measures adopted by governments and institutions globally and in the U.S. began to have a severe economic impact, including causing the U.S. to enter an economic recession.

In response to the COVID-19 and various state and local orders, the Company instituted the following actions in March 2020:

●	Placed restrictions on business travel for our employees.

●	Closed our Corporate offices both in the U.S. and in Hong Kong.

●	Modified our corporate and division office functions to allow all employees to work remotely.

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

Our business operations and financial performance for the year ended December 31, 2021 was adversely impacted by the developments discussed above, The Company reported a decrease in net revenue from $2.7 million in 2020 to $686 thousand in 2021, a reduction of approximately $2.1 million. The net loss for the period ended December 31, 2021 was approximately $2.0 million as compared to approximately $2.4 million in 2020. With these recurring losses, the cash generated from operations was negatively impacted and the Company utilized approximately $2.4 million of cash during the year ended December 31, 2021.

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

The Company expects to carryback a portion of its 2020 NOL, for which it recorded a further net benefit of $286,433. In the third quarter 2020, the Company recorded a $21,222 net tax benefit for deferred tax liability adjustment related to goodwill impairment. For the year ended December 31, 2020, the Company has recorded $861,318 in net tax benefits, of which $284,873 remains outstanding as an income tax refundable as of December 31, 2021.

The CARES Act also provided for the Paycheck Protection Program (“PPP”). On May 11, 2020, the Company received a $89.6 thousand loan under PPP which was processed through Sterling National Bank. The Company filed SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application. On October 30, 2020, the SBA notified the Company that the PPP loan principal of $89,600 and $428 of accumulated interest had been fully forgiven. This forgiveness has been reflected in Other Income on the consolidated statements of operations

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity and Going Concern

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

During the year ended December 31, 2021, the Company used cash in operations of approximately $2.4 million and generated net operating losses of approximately $2.0 million. As of December 31, 2021, the Company has working capital of approximately $2.0 million and an accumulated deficit of $6.4 million. The Company’s cash balance increased by approximately $54 thousand from $1,223 million as of December 31, 2020 to $1,277 million as of December 31, 2021. As of December 31, 2021, the Company does not have sufficient cash on hand to finance its plan of operations and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report. However, there are compensating factors and actions that are being and have been taken to address these uncertainties, including the following:

●	The Company has outstanding note payable due to related parties of approximately $1.0 million. The Company has working capital of approximately $2.0 million consisting mostly of cash of $1.3 million.

●	The Company had an estimated income tax refundable as of December 31, 2020 of approximately $861 thousand of which approximately $576 thousand and $10.3 thousand of interest was received on February 3, 2021, (see Note 8).

●	On July 31, 2020 with the termination of the Sterling National Bank factoring agreement, the Company has been in discussions with alternate funding sources that offers varying programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business that the Company is transitioning into.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

●	The Company has entered a $750,000 working capital loan agreement effective January 4, 2021 that was ended June 30, 2021. fo(see Note 4).

●	The Company’s plan is to sell direct to consumers. The funding and cashflow requirements for this business model will require e-commerce funding. The Company has been in discussions with a funding source that provides this option.

●	The Company has in place a mitigation plan that reduces discretionary expenses, executive managements compensation, and significantly reduces the cost of the Hong Kong operation and also reduces future travel, lodging and show expenses.

●	Since September 1, 2020, through December 31, 2020 in order to conserve operating cashflow, the Company’s executive management deferred 50% of their compensation until later in 2021. The compensation deferral was further extended until 2022.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivables are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. Previously in the factoring agreement with Sterling National Bank, accounts receivable served as collateral when the Company borrowed against its credit facilities. With the termination of the Sterling National Bank factoring agreement, the accounts receivables are unencumbered.

As of December 31, 2021, accounts receivable has not been collateralized against debt.

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

As of both Decembers 31, 2021 and 2020, management determined that accounts receivable are fully collectible. As such, management has not recorded an allowance for doubtful accounts.

The following table summarizes the components of Accounts Receivable, net:

	December 31,	December 31,
	2021	2020
Trade Accounts Receivables at year end	$1,481	$197,166
Reserve for estimated marketing allowances, cash discounts and other incentives	—	(77,102)
Total Accounts Receivable, net	$1,481	$120,064

The following table summarizes the changes in the Company’s reserve for marketing allowances, cash discounts and other incentives which is included in net accounts receivable:

	December 31,	December 31,
	2021	2020
Balance at beginning of the year	$(77,102))	$(263,092)
Accrued allowances	—	—
Reclassification of allowance from accounts receivable to accounts payable and accrued liabilities	77,102	173,426
Expenditures	—	12,564
Balance at year-end	$—	$(77,102)

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketing allowances include the cost of underwriting an in-store instant rebate coupon or a target markdown allowance on a specific product. The Company retains these allowances for a period of 3 to 5 years in the event the customer chargebacks for a promotional allowance against an open invoice or submits an invoice for their claim. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment. These allowances are evaluated when our relationship with a customer is terminated, or we cease selling a specific product to a customer and may be released as other income if deemed not required. During the year ended December 31, 2021, the Company reversed into other income approximately $340,000 of previously accrued marketing and promotional allowances for previous product sales that are deemed highly unlikely for the customer to chargeback the Company due to the age of the allowance and the sales of the specific item ceasing.

Inventory

The Company’s inventory, which consists of finished Thin Cast Smart Mirror products for resale to consumers by Capstone, is recorded at the lower of landed cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. During the fiscal year 2021 and 2020, inventory write downs were $154 thousand and $0 , respectively. As of December 31, 2021, and 2020, respectively, the inventory was valued at $508,920 and $8,775, respectively.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of December 31, 2021 and 2020, respectively, prepaid expenses were $500,748 and $75,622, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful Life	December 31, 2021	December 31, 2020
Computer equipment and software	3-7 years	$53,819	$53,819
Machinery and equipment	3-7 years	151,251	119,323
Furniture and fixtures	3-7 years	6,828	6,828
Less: Accumulated depreciation		(134,970)	(125,118)
Property and Equipment, Net		$76,928	$54,852

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

Depreciation and amortization expense was $9,852 and $24,297 for the years ended December 31, 2021 and 2020, respectively.

Leases

The Company accounts for leases under ASU 2016-02 which requires leases with durations greater than twelve months to be recognized on the balance sheet and disclose key information about the leasing arrangements. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets.

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

As a result of the economic uncertainties caused by the COVID-19 pandemic during the year ended December 31, 2021 and 2020, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analyses for each reporting quarter. The total impairment charges for the year ended December 31, 2021 and 2020 was $0 and $623.5 thousand, respectively.

The following table summarizes the changes in the Company’s goodwill asset which is included in the total assets in the accompanying consolidated balance sheets:

	December 31,	December 31,
	2021	2020
Balance at the beginning of the period	$1,312,482	$1,936,020
Impairment charges	—	(623,538)
Balance at December 31, 2021	$1,312,482	$1,312,482

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of December 31, 2021and 2020. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2021 and 2020, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 888,288 options and 199,733 warrants and 990,000 options, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic weighted average shares outstanding is reconciled to diluted share outstanding as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Basic and Diluted weighted average shares outstanding	48,196,903	46,337,198

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

The Company recognizes lighting product revenue when the Company’s performance obligations as per the terms in the customers purchase order have been fully satisfied, specifically, when the specified product and quantity ordered has been manufactured and shipped pursuant to the customers requested ship window, when the sales price as detailed in the purchase order is fixed, when the product title and risk of loss for that order has passed to the customer, and collection of the invoice is reasonably assured. This means that the product ordered and to be shipped has gone through quality assurance inspection, customs and commercial documentation preparation, the goods have been delivered, title transferred to the customer and confirmed by a signed cargo receipt or bill of lading. Only at the time of shipment when all performance obligations have been satisfied will the judgement be made to invoice the customer and complete the sales contract.

As the Company launches the Smart Mirror program ,these orders will be sold through e-commerce. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror which will generally occur upon delivery.

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$340,896	49%	$2,066,519	75%
Smart Mirror Products- U.S.	3,795	1%	—	—
Lighting Products-International	341,163	50%	703,839	25%
Total Revenue	$685,854	100%	$2,770,358	100%

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

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $8.0 thousand and $341.2 thousand for the years ended December 31, 2021 and 2020, respectively.

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

For the new online Smart Mirror customers the product has a One Year Limited Warranty. The purchaser must register the product within 30 days from date of purchase with specific product information to activate the warranty. Capstone warrants the product to be free from defects in workmanship and materials for the warranty period. If the product fails during normal and proper use within the warranty period, Capstone at its discretion, will repair or replace the defective parts of the product, or the product itself.

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

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying December 31, 2021 and 2020 balance sheets:

	December 31,	December 31,
	2021	2020
Balance at the beginning of the year	$56,465	$247,850
Amount accrued	—	46,322
Payments and credits	(10,142)	(237,707)
Balance at year-end	$46,322	$56,465

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $23,425 and $214,856 for the years ended December 31, 2021 and 2020, respectively.

Product Development

Our research and development team located in Thailand working with our designated factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred.

For the year ended December 31, 2021 and 2020, product development expenses were $308,823 and $249,879, respectively, and were primarily related to the development of the Company’s Smart Mirror products.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $1,237 and $16,870 for the years ended December 31, 2021 and 2020, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Accounts payable	$126,281	$246,158
Accrued warranty reserve	46,322	56,465
Accrued compensation and deferred wages, marketing allowances, customer deposits and other liabilities	365,948	523,067
Total	$538,551	$825,690

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

Stock-based compensation expense recognized during the years ended December 31, 2021 and 2020 was $15,619 and $28,068, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, product warranty obligations and marketing allowances, valuation of inventories, impairments, tax related contingencies, valuation of stock-based compensation, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Historically, past changes to these estimates have not had a material impact on the Company’s financial statements. However, circumstances could change, and actual results could differ materially from those estimates.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FIDC”) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of December 31, 2021, the Company has approximately $471.6 thousand in excess of FIDC insurance limits.

Accounts Receivable

The Company grants credit to its customers, substantially all of whom are retail establishments located throughout the United States and their international locations. The Company typically does not require collateral from customers. Credit risk is limited due to the financial strength of the customers comprising the Company’s customer base and their dispersion across different geographical regions. The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. As the Company’s ecommerce revenue starts to increase the makeup of the accounts receivable change significantly. Stripe is the company that processes online payments for our website, we should receive payment from them within 3 days of the product shipment. If the product is shipped through Amazon it could take between 20 and 30 days for collection.

Major Customers

The Company had two customers who comprised 50% and 37% of net revenue during the year ended December 31, 2021, and 63% and 26% of net revenue during the year ended December 31, 2020, respectively. The loss of these customers would adversely impact the business of the Company.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

For the years ended December 31, 2021 and 2020, approximately 50% and 25% respectively, of the Company’s net revenue resulted from international sales.

As of December 31, 2021, and 2020, approximately $0 and approximately $120.1 thousand of accounts receivable, respectively, was from one customer.

As the Company increases its ecommerce business, rather than have hundreds of individual consumer customers we will have those companies that we have selected to process our orders such as Stripe, Amazon or Wayfair.

Major Customers

	Net Revenue %		Net Accounts Receivable
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Customer A	50%	63%	$—	$—
Customer B	37%	26%	—	120,064
Total	87%	89%	$—	120,064

Major Vendors

The Company had two vendors from which it purchased 59%, and 23% , respectively, of merchandise sold during the year ended December 31, 2021, and 68%, and 23%, respectively of merchandise sold during the year ended December 31, 2020. The loss of this supplier could adversely impact the business of the Company.

As of December 31, 2021, and 2020 , approximately 73% and 47%, respectively, of accounts payable were due to one vendor.

	Purchases %		Accounts Payable
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Vendor A	59%	68%	$92,761	$—
Vendor B	23%	23%	—	114,870
Total	82%	91%	$92,761	$114,870

NOTE 3 – NOTES PAYABLE

Sterling National Bank

The credit facility at Sterling National Bank was up for renewal. On July 16, 2020, the Company received a Termination of Factoring Agreement letter advising that the Factoring Agreement would be terminated effective September 30, 2020. The bank advised that as the existing facility had not been used in recent years and with the uncertainties associated with the resurgence of the COVID-19 pandemic and its potential impact on the retail sector, the bank decided not to renew the Factoring Agreement. The Company requested to terminate the Agreement on July 31, 2020 which was agreed to by the bank. The Company has retained its cash operating accounts at Sterling National Bank. The amount due to Sterling National Bank was zero at December 31, 2021 and 2020.

The Company has been in discussions with alternate sources of funding, that could provide funding options that are more suitable to the e-commerce business model that the Company is transitioning into. The borrowing costs associated with such financing, are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future or that we will secure affordable funding. See Note 4 - Note Payable with Related Parties. The Company, through Sterling National Bank, applied for a loan under the Paycheck Protection Program (“PPP”). The PPP was enacted on March 27, 2020 as part of the CARES Act and provides for loans for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest were forgivable after eight weeks as long as the borrower used the loan

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE (continued)

proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. On May 11, 2020, the Company received loan proceeds in the amount of $89,600. The Company used the proceeds for purposes consistent with the PPP forgiveness rules. Under the Small Business Administration (“SBA”) and U.S. Treasury Department guidelines issued in May 2020, a borrower could apply for the forgiveness of the loans by filing SBA Form 3508, Paycheck Protection Program Loan Forgiveness Application which the Company submitted to Sterling National Bank on September 16, 2020, which was accepted by the bank and processed to the SBA for final review and approval. On October 30, 2020, the SBA notified the Company that the PPP loan principal of $89,600 and $428 of accumulated interest had been fully forgiven and has been recorded in Other Income on the Consolidated Statement of Operations for the year ended December 31, 2020.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

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

In consideration for the Lenders providing the loan under this Agreement for the Initial Period and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company issued to the Lenders the following securities 7,500 shares of the Company’s Series B-1 Convertible Preferred Stock (“Preferred Shares”) issued to each Lender. The Preferred Shares shall have the appropriate restrictive legends. Each Preferred Share converts into 66.66 shares of Common Stock at option of Lender . The Preferred Shares and any shares of Common Stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences, or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of Common Stock to be issued upon conversion and the market price of the Common Stock on the date the working capital loan agreement was executed. The Company amortized the $48,996 Finance Fee into interest expense over the six months of the agreement. The Finance Fee was recognized as expense and included in interest expense on the consolidated statements of operations (see Note 6).

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement has been finalized on October 18, 2021, and the Company has received the funding of $1,020,000 on October 18, 2021 which is due 18 months from receipt of the funds. Under this agreement the interest terms are 5% based on a 365- day year. This agreement shall continue in full force for 18 months from the start date. At December 31, 2021, the note payable of $1,030,340 includes an accrued interest of $10,340.

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

NOTE 5– COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease agreements for offices in Fort Lauderdale, Florida expiring at June 2023. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective November 1, 2019, the Company entered a new prime operating lease with the landlord “431 Fairway Associates, LLC” ending June 30, 2023, for the Company’s executive offices located on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for approximately 4,694 square feet of common area maintenance charges in the leased premises which has been estimated at $12.00 per square foot or approximately $56,000 on an annualized basis.

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the years ended December 31, 2021 and 2020 amounted to $144,916 and $165,706, including short-term lease expense discussed below, respectively, including the common area maintenance charges. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

Supplemental balance sheet information related to leases as of December 31, 2021 is as follows:
Assets
Operating lease - right-of-use asset	$98,651

Liabilities
Current
Current portion of operating lease	$70,157

Noncurrent
Operating lease liability, net of current portion	$37,533

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	18

Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2021 are as follows:

Year	Operating Lease
2022	75,492
2023	38,304

Total Minimum Future Payments	113,796
Less: Imputed Interest	6,106
Present Value of Lease Liabilities	$107,690

The Company has two short-term storage rentals with durations of less than twelve months.

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

CIHK entered into a six-month rental agreement effective from December 1, 2016 for a showroom space at 3F, Wing Kin Industrial Building, 4-6 Wing Kin Road, Kwai Chung, NT, Hong Kong. This agreement has been extended various times. The lease with a base monthly rent of $1,290 expired August 16, 2019 and was further renewed for six-months expiring on February 16, 2020. Effective February 17, 2020, the Company entered a six-month lease expiring on September 30, 2020, with a base rate of $1,285 per month. To further reduce costs, effective September 30, 2020 the Company reduced its space requirements and entered a three-month lease expiring on December 31, 2020, with a base rate of $516 per month. The Company decided not to renew and allowed this lease to expire. The rent expense recognized during the year ended December 31, 2020 on these short-term leases, was $19,239.

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

On January 1, 2018, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2018 through December 31, 2018.

On January 1, 2019, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2019 through December 31, 2021.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– COMMITMENTS AND CONTINGENCIES (continued)

On January 1, 2021, the sales operations consulting agreement with George Wolf, was further extended, whereby Mr. Wolf will be paid $13,750 per month from January 1, 2021 through December 31, 2021.

Effective September 1, 2020 through March 31, 2021, payment for fifty percent or $6,875 of the monthly consulting fee or approximately $48,125 for the effective period, was deferred until 2022

The consulting agreement can be terminated upon 30 days’ notice by either party. The Company may, in its sole discretion at any time convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

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

On February 5, 2020, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The term of agreement began February 5, 2020 and ended February 5, 2022 (see Note 8).

Effective September 1, 2020 through March 31, 2021, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary of approximately $48,707 and $30,925, respectively for a total of $76,932 as of 12-31-20 and $86,977 and $20,616, respectively for 2021 and have been deferred until 2022. As of December 31, 2021 and 2020, , total wages accrued for both were approximately $107,593 and $79,632, respectively.

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

On May 6, 2021, the Company approved the following basic compensation arrangement for independent directors of the Company, effective August 6, 2021 and ending August 5, 2022: A total compensation value of $15,000 per annum, payable $750 monthly cash compensation or $9,000 or (60% of total value) and remainder $6,000 payable in non-qualified stock options vesting as of August 6, 2022 and with an exercise price equal to market price of common stock as of August 6, 2021, less 20% (discount). See Note 6 – Stock Transactions for further disclosures.

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

Royalty expense related to this Licensing Agreement for the years ended December 31, 2021 and 2020, was $0.

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

NOTE 6 - STOCK TRANSACTIONS

Stock Purchase Agreements

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares”) of its common stock, $0.0001 par value per share, (“common stock”) for an aggregate purchase price $1,498,000. The five unrelated investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement was used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, and the remainder for advertising and working capital. Under the SPA,

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEME

NOTE 6 - STOCK TRANSACTIONS (continued)

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

The Private Placement was required to raise needed working capital to purchase U.S. domestic inventory, to support the Company’s new Smart Mirror product line that initially was to be sold online in the second quarter 2021. The Company engaged Wilmington Capital Securities, LLC, a FINRA and SEC registered broker to act as a placement agent to assist to raise capital through a private placement from one or more accredited investors. As compensation for their services Wilmington was paid 7% of the gross proceeds or $104,860 as a placement fee. The placement fee was offset against the $1,498,000 proceeds and the net amount of $1,393,140. This increased the Company’s additional paid in capital as presented on the accompanying condensed consolidated statement of stockholders’ equity statement as of December 31, 2021. In addition, the Company issued to Wilmington as consideration for their placement fee services, warrants equal to 8% of the shares issued or 199,733 warrants. The warrants can be exercised for five years from date of issuance, exercisable at a price per share equal to 110% or $0.66 of the price per share paid by the investors.

Warrants

On April 28, 2021, Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66 and exercisable for five years from the issuance date. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker-dealer in connection with the Company’s placement of $1.4 million of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act. The estimated fair value of these warrants since issued as issuance costs, had no impact on the Company’s consolidated financial statements as of December 31, 2021.

As of December 31, 2021, and 2020, the Company had 199,733 and 0 warrants outstanding.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEME

NOTE 6 - STOCK TRANSACTIONS (continued)

On May 31, 2019, the Company granted 100,000 stock options each to two directors of the Company for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary. The Director options have a strike price of $.435 with an effective date of August 6, 2019 and will vest on August 5, 2020 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2019 and vested on August 5, 2020 and have a term of 10 years.

On June 10, 2020, the Company granted 100,000 stock options each to two directors of the Company for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary

The Director options have a strike price of $.435 with an effective date of August 6, 2020 and will vest on August 5, 2021 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2020 and vested on August 5, 2021 and have a term of 10 years.

On May 6, 2021, the Company approved the following basic compensation arrangement for independent directors of the Company, effective August 6, 2021 and ending August 5, 2022: A total compensation value of $15,000 per annum, payable $750 monthly cash compensation or $9,000 or (60% of total value) and remainder $6,000 payable in non- qualified stock options vesting as of August 6, 2022 and with an exercise price equal to $1.4448 per share and exercisable for a period of five years.

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

As of December 31, 2021, there were 880,000 stock options outstanding and vested. The stock options have a weighted average exercise price of $0.435 and have a weighted average contractual term remaining of 2.40 years.

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

Expected term – 5 to 10 years

Expected volatility of stock – 500%

Expected dividend yield – 0%

Suboptimal Exercise Behavior Multiple – 2.0

Number of Steps – 150

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the stock options granted. The following weighted average assumptions were used in the fair value calculations during the year ended December 31, 2021:

Risk free interest rate – 0.8% %

Expected term – 5 years

Expected volatility of stock – 140%

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

For the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense of $15,619 and $28,068, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. A further compensation expense expected to be approximately $13 thousand will be recognized for these options in 2022.

The following table sets forth the Company’s stock options outstanding as of December 31, 2021 and 2020 and activity for the years then ended.

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2020	1,000,000	0.435	0.284	2.88	(305,000)
Granted	210,000	0.435	0.080	6.27	—
Exercised	—	—	—	—	—
Forfeited/expired	(220,000)	0.435	0.179	—	83,820
Outstanding, December 31, 2020	990,000	0.435	0.264	3.07	(377,190)

Granted	8,288	1.448	1.620	4.60	(7,940)
Exercised	(100,000)	—	0.390	1.40	—
Forfeited/expired	(10,000)	0.435	0.150	—	—
Outstanding, December 31, 2021	888,288	0.444	0.249	2.40	48,856

Vested/exercisable at December 31, 2020	780,000	0.435	0.264	2.60	(300,990)
Vested/exercisable at December 31, 2021	888,288	0.444	0.251	2.38	48,856

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.435	10,000	2.00	$.435	10,000
$.435	10,000	3.50	$.435	10,000
$.435	10,000	3.60	$.435	10,000
$.435	10,000	4.60	$.435	10,000
$.435	200,000	0.60	$.435	200,000
$.435	10,000	5.60	$.435	10,000
$.435	200,000	1.60	$.435	200,000
$.435	10,000	6.60	$.435	10,000
$.435	200,000	2.60	$.435	200,000
$.435	10,000	7.60	$.435	10,000
$.435	200,000	3.60	$.435	200,000
$.435	10,000	8.60	$.435	10,000
$1.448	4,144	4.60	$1.448	—
$1.448	4,144	4.60	$1.448	—

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

On February 13, 2017, as authorized under the Company’s stock repurchase plan, the Company repurchased 1,000,000 shares of Company common stock from Involve, LLC., under the Option Agreement dated June 27, 2016, at an exercise price of $.15 per share.

On May 1, 2017, as authorized under the Company’s stock repurchase plan, the Company repurchased 666,667 shares of Company common stock from Involve, LLC., under the Option Agreement dated June 27, 2016, at an exercise price of $.15 per share.

On May 2, 2017, the Company’s Board of Directors authorized at the Company’s discretion to either retain repurchased shares in the treasury or to retire the repurchased shares and these shares were retired on June 1, 2017.

On December 15, 2017, the Company’s Board of Directors approved an extension of the Company’s stock repurchase plan for up to $750,000 through June 30, 2018.

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

As of December 31, 2021, and December 31, 2020, a total of 750,000 of the Company’s common stock has been repurchased since the p On August 29, 2018, the Company’s Board of Directors approved a further extension of the Company’s stock repurchase plan through August 31, 2019. The Board of Directors also approved an increase of the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program from $750,000 to $1,000,000 during the renewal period.

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

As of December 31, 2021 a total of 750,000 of the Company’s Common Stock has been repurchased at a total cost of $107,740. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

For the year ended December 31, 2021 and 2020 respectively, 0 and 283,383 Common shares were repurchased at a cost of $0 in 2021 and $36,333 in 2020. The program was initiated at a total cost of $107,740.

NOTE 7 - INCOME TAXES

As of December 31, 2021, the Company had federal and state net operating loss carry forwards of approximately $2,687,000 and $5,073,000, respectively. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year. The net deferred tax liability as of December 31, 2021 and 2020 was $274,000 and $260,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of $575,645 which was recorded in the first quarter 2020. The Company was also able to carryback a portion of its 2020 NOL, for which it recorded a further net benefit of $286,433. For the year ended December 31, 2020, the Company has recorded $2,320 in net tax expense.

Tax benefit for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	Years Ended December 31,
	2021	2020
Tax benefit at U.S. statutory rate	$(409,203)	$(629,108)
State income taxes, net of federal benefit	(25,607)	(86,744)
Tax effect of foreign operations	47,428	119,558
Non-deductible items	5	57
NOL carryback rate difference	—	(329,618)
Valuation allowance	420,570	345,397
Other	(18,138)	(31,481)
Income Tax Expense (Benefit)	$15,055	$(611,939)

The effective tax rate for the years ended December 31, 2021 and 2020, respectively, was -0.77% and 20.43% and the statutory tax rate was 23.70% in 2021 and 24.46% in 2020.

The income tax benefit for the years ended December 31, 2021 and 2020 consists of:

	2021	2020
Current:
Federal	$—	$(873,278)
State	823	1,600
Foreign	—	—
Deferred:
Federal	18,070	230,562
State	(3,838)	29,177
Income Tax Expense (Benefit)	$15,055	$(611,939)

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $274,000 and $260,000 is presented on the company’s balance sheet. The Company’s valuation allowance increased by $345,397 in 2021.

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

As of December 31, 2020, the Company had an income tax refundable of approximately $861 thousand of which approximately $576 thousand income tax and $10.4 thousand of interest was refunded on February 3, 2021. As of December 31, 2021, the Company has a remaining tax refund of $285 thousand.

NOTE 8 - SUBSEQUENT EVENTS

Employment Agreements

On February 6, 2022, the Company entered into an Employment Agreement with James McClinton (Chief Financial Officer and Director), whereby Mr. McClinton will be paid $736.41 per day. The term of this new agreement began February 6, 2022 and ends August 30, 2022.

With the pending closure of the CIHK operation, on March 4, 2022, the Company entered a consulting agreement with Fayyyaz Fakhruddin Bootwala (Frank),who previously was a direct employee as the Business Development and Product Manager. Frank will continue to perform similar duties but as an independent contractor. The agreement will end February 28, 2023, which term maybe extended by mutual agreement between the consultant and Company on an agreed upon schedule with prior written notice. Notwithstanding the foregoing , the Agreement may be terminated by either party at any time after the initial 60 day term, upon 30 days prior written notice. The consulting fee in consideration for these services will be $6,119.00 USD paid in arrears monthly on receipt of invoice.

With the pending closure of the CIHK operation, on March 4, 2022, the Company entered a consulting agreement with Yee Moi Choi (Johnny),who previously was a direct employee as the Logistics Manager. Johnny will continue to perform similar duties but as an independent contractor. The agreement will end February 28, 2023, which term maybe extended by mutual agreement between the consultant and Company on an agreed upon schedule with prior written notice. Notwithstanding the foregoing , the Agreement may be terminated by either party at any time after the initial 60 day term, upon 30 days prior written notice. The consulting fee in consideration for these services will be $4,127.00 USD paid in arrears monthly on receipt of invoice.

Consulting Agreements

On January 1, 2022, the sales operations consulting agreement with George Wolf, was further extended, whereby Mr. Wolf will be paid $13,750 per month from January 1, 2022 through December 31, 2022.

Director Appointment

George Wolf, who was appointed as a director on January 13, 2022, waived any compensation as a director for 2022.