Form 10-Q
period 2022-03-31
CAPSTONE COMPANIES, INC.
filed 2022-05-16
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the Company had 48,893,031 shares of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.”

EXPLANATORY NOTE

As used in this Form 10-Q Quarterly Report (Form 10-Q Report)) for the fiscal period ending March 31, 2022, “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO” on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) by COVID-19. “Company,” “Capstone,” “we,” “our,” and “us” refers to Capstone Companies, Inc., and its subsidiaries, unless context indicates just Capstone Companies, Inc.

The COVID-19 pandemic has had a significant, adverse economic disruption in the United States, Thailand and China, especially the locality of the Thailand and Chinese original equipment manufacturers or “OEMs” of the products sold by the Company. The products sold by us are primarily sold by traditional brick-and-mortar retailers and the COVID-19 pandemic significantly, adversely impacted those retailers and our sale of traditional LED products. We developed a new product line for internet connected surfaces, smart mirrors, (“Connected Surface”) for residential use, however this new product line as a replacement core product line for the LED lighting products, has just recently shipped as of January, 2022. The marketing launch of the initial products of the Connected Surface program began in February 2021. The impact of COVID-19 pandemic on the Company’s business and financial performance has been significant and ongoing and, coupled with the delayed development of the Connected Surface product line, has placed a significant financial strain on the Company. Despite the ramped-up vaccination program in the United States and its beneficial impact on the adverse effects of the COVID-19 pandemic, especially the “Delta” variant, the threat of new mutations or variants of the virus creates the specter of a vaccine-resistant strain and a future waive of economic disruption from a new wave of pandemic infections. The full impact of a mutant variant is not fully understood or understandable as of the date of the filing of this Form 10-Q Report, but the Delta variant appears to be highly contagious and virulent for unvaccinated persons and the significant percentage of people who are not fully vaccinated raises the specter of a new round of economic disruption in key markets for Connected Surface products and possible emergence of new variants that are not effectively combated by current vaccines. The emergence of a new variant that is not effectively combated by vaccines could cause a second global economic crisis and possibly ruinous impact of demand for the company-critical Connected Surface products.

Actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company’s control or ability to foresee. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts, regional wars and epidemic or pandemic diseases, such as the COVID-19 pandemic, which pandemic could result and has resulted in delays or suspension of product production from Thailand and China or other regions, where our products are made, or otherwise dampen consumer demand for products like our products, which are a discretionary purchase. The information contained in the filed Form 10-K report, including the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Risk Factors” identifies other important factors that could cause such differences. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a “penny stock” company with no primary market makers. Such a status makes highly risky any investment in the Company securities.

You should also read the filed Form 10-K report and the documents that we may reference in Form 10-K report and have been filed with the SEC on March 31, 2022, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Three Months Ended March 31, 2022

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

  (Unaudited)

	March 31,	December 31,
	2022	2021
Assets:	(Unaudited)
Current Assets:
Cash	$623,991	$1,277,492
Accounts receivable, net	145,013	1,481
Inventories	1,035,196	508,920
Prepaid expenses	212,446	500,748
Employee retention tax refundable	152,000	—
Income tax refundable	53,718	284,873
Total Current Assets	2,222,364	2,573,514

Property and equipment, net	70,517	76,928
Operating lease- right of use asset, net	82,979	98,651
Deposit	11,148	11,148
Goodwill	1,312,482	1,312,482
Total Assets	$3,699,490	$4,072,723

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$627,492	$538,551
Operating lease- current portion	71,953	70,157
Total Current Liabilities	699,445	608,708

Long-Term Liabilities:
Operating lease- long-term portion	18,930	37,533
Note payable related parties and accrued interest	1,042,915	1,030,340
Deferred tax liabilities -long-term	273,954	273,954
Total Long-Term Liabilities	1,335,799	1,341,827
Total Liabilities	2,035,244	1,950,535

Commitments and Contingencies: ( Note 5 )

Stockholders’ Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued and outstanding- 0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued and outstanding- 15,000 shares at March 31, 2022, and December 31, 2021 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued and outstanding 48,893,031 shares at March 31, 2022 and December 31, 2021.	4,892	4,892
Additional paid-in capital	8,557,682	8,554,320
Accumulated deficit	(6,898,330)	(6,437,026)
Total Stockholders’ Equity	1,664,246	2,122,188
Total Liabilities and Stockholders’ Equity	$3,699,490	$4,072,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Revenues, net	$262,979	$438,423
Cost of sales	(187,063)	(309,776)
Gross Profit	75,916	128,647

Operating Expenses:
Sales and marketing	132,930	4,180
Compensation	196,553	352,079
Professional fees	156,462	127,224
Product development	51,560	26,892
Other general and administrative	140,073	103,122
Total Operating Expenses	677,578	613,497

Operating Loss	(601,662)	(484,850)

Other income (Expense):
Other Income	152,000	—
Interest expense , net	(11,642)	(14,136)
Total Other Income (Expense), net	140,358	(14,136)

Loss Before Tax Benefit	(461,304)	(498,986)

Income Tax Expense (Benefit)	—	—

Net Loss	$(461,304)	$(498,986)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	48,893,031	46,296,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 FOR THE THREE MONTHS ENDED MARCH 31, 2022, AND MARCH 31, 2021

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2021	—	$—	15,000	$2	—	$—	48,893,031	$4,892	$8,554,320	$(6,437,026)	$2,122,188
Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Net Loss	—	—	—	—	—	—	—	—	—	(461,304)	(461,304)
Balance at March 31, 2022	—	$—	15,000	$2	—	—	48,893,031	$4,892	$8,557,682	$(6,898,330)	$1,664,246

Balance at December 31, 2020	—	$—	—	$—	—	$—	46,296,364	$4,630	$7,053,328	$(4,473,397)	$2,584,561
Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Stock issued to Directors for loan	—	—	15,000	2	—	—	—	—	48,994	—	48,996
Net Loss	—	—	—	—	—	—	—	—	—	(498,986)	(498,986)
Balance at March 31, 2021	—	$—	15,000	$2	—	$—	46,296,364	$4,630	$7,106,522	$(4,972,383)	$2,138,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(461,304)	$(498,986)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,411	2,464
Stock based compensation expense	3,362	4,200
Noncash lease expense	15,672	14,554
Non-cash stock issued to Director’s for loan	—	24,498
Accrued interest added to note payable related parties	12,575	—
Increase in accounts receivable, net	(143,532)	(47,038)
Increase in inventories	(526,276)	—
Decrease in prepaid expenses	288,302	32,333
Increase in accounts payable and accrued liabilities	88,941	145,676
Increase employee retention tax refundable	(152,000)	—
Income tax refundable	231,155	575,645
Decrease in operating lease liabilities	(16,807)	(15,148)
Net cash (used in) provided by operating activities	(653,501)	238,198

Net Increase (Decrease) in Cash	(653,501)	238,198
Cash at Beginning of Period	1,277,492	1,223,770
Cash at End of Period	$623,991	$1,461,968

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stocks issued to directors for loan fee	$—	$24,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2022, and results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2022, and 2021. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 31, 2022.

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

As of the filing of this Form 10-Q Report, the Company continues to adhere to local government practices and mandates. With government mandated lockdowns in Thailand and parts of China resulting from the upsurge in various mutant variants, the Company restrictions on business travel remains in effect. While all the above-referenced steps are appropriate considering COVID-19 pandemic, they have impacted the Company’s ability to operate the business in its ordinary and traditional course. Our personnel is limited to management with a limited number of employees in Florida and we rely on contractors and consulting services in Thailand and Hong Kong for production, inventory and distribution of our products. As such, our COVID-19 pandemic measures do not remediate impact of COVID-19 pandemic on all operations affecting our business and financial condition.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our business operations and financial performance for the period ended March 31, 2022, continued to be adversely impacted by COVID-19 pandemic, which, also contributed to the poor performance of our traditional LED product line in 2021 and the lack of revenues from the new Connected Surface products. In Thailand, mutant variants including Delta mutant of COVID-19 pandemic has recently surged which disrupted our overseas OEM’s and delayed some of the Smart Mirror certification testing in 2021. This resulted in shipment delays of the company critical Connected Surface Devices. The Company reported a net loss of approximately $461.3 thousand and $499.0, for the three months ended March 31, 2022 and 2021, respectively. The Smart Mirror inventory started shipping to the U.S. in January 2022.

The overall economic indicators have continued to improve since 12-31-2021. With the national vaccination program in place, the consumer confidence index has improved slightly, the number of unemployed has continued to drop down by 431,000 with the unemployment rate now at 3.6%. Retail sales in March increased 0.5% higher than February. But the impact of inflation on consumer prices and their buying patterns will be a factor through 2022. It is projected that the inflation rate will average 7.9% through 2022.

Future economic indicators are trending positive, however, as our wholesale business revenue is dependent on customer orders issued many months in advance, the revenue shortfall during the period continued to be driven by the uncertainty felt by retail buyers as to the short and long-term impact on the retail market of COVID-19 and its overall long-term impact on the U.S. economy and in-store retail foot traffic. Management actively monitors the impact of the global pandemic on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the evolution of the COVID-19 pandemic, emergence of variants and uncertainty about future variants, and the global response to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2022.

The Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and these systems are ready to launch and ship the Smart Mirror product. During the quarter ended March 31, 2022, the Company introduced the Smart Mirror on its Capstone Connected website. Prior to 2021, the Company’s wholesale business relied on brick-and-mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon. As the Company focuses its effort on social media driven e-commerce, the Company’s online strategy is projected to deliver future growth and reduce reliance on big box retail. The gross margin is more favorable on the e-commerce business which translates to better returns on lower revenues. The Company does not have extensive experience in conducting its own e-commerce business and the Company’s e-commerce efforts may not produce results that compensate for any lack of robust sales from brick-and-mortar sales.

The fact that the COVID-19 pandemic adversely impacted our company at the same time as we were implementing a major shift in product line, from the mature LED products to new Connected Surfaces products, amplified the financial impact of COVID-19 pandemic by disrupting development and production of new Connected Surfaces products in Thailand and China. This delay in launching the new product line coupled with the decline in sales of the LED product line adversely, impacted the Company.

Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of March 31, 2022. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended March 31, 2022, as the fair value of the reporting unit exceeded the carrying amount based on the Company’s market capitalization.

The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Delta variant of COVID-19 recent resurgence in Thailand, has caused sporadic regional lockdowns and resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company has placed and received orders from its manufacturing suppliers for the initial inventory rollout which will now support the 2022 sales program.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The COVID-19 pandemic’s resurgence globally and in many states or emergence of new vaccine-resistant strains of the virus could have a continuing negative impact on the brick-and-mortar retail sector, with consumers’ unwilling to visit retail stores, causing reduced consumer foot traffic and consumer spending. However, with a successful relaunch of the Smart Mirror portfolio using the online retail platform, the Company will not be as dependent on brick-and-mortar and e-commerce sites of Big Box retailers for our revenue streams as in previous years.

Our business operations and financial performance for the three months ended March 31, 2022 was adversely impacted by the developments discussed above. For the three months ended March 31, 2022 and 2021, the Company reported a decrease in net revenue from $438 thousand in 2021 to $263 thousand in 2022, a reduction of approximately $175 thousand or 40%. The net loss for the three months ended March 31,2022 and 2021 was approximately $461 thousand as compared to approximately $499 thousand in 2021. With these recurring losses, the cash generated from operations was negatively impacted and the Company utilized approximately $654 thousand of cash during the three months ended March 31, 2022.

During the three months ended March 31, 2022 and 2021 the Company used approximately $654 thousand of cash in 2022 and provided $238 thousand in 2021 With the net operating loss of $461.3 thousand in the current period, the Company also used $526.3 thousand in building inventories for the new Smart Mirror programs in order to generate future ecommerce revenue.

As of March 31, 2022, the Company had working capital of approximately $1.522 million, an accumulated deficit of approximately $6.9 million, a cash balance of $624 thousand and a related party long term note payable of $1.043 million and $699.4 thousand of current liabilities for accounts payable and accrued liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Common Stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds nd one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement was used mostly to purchase start up a inventory for the Company’s new Smart Mirror product line, and the remainder for advertising and working capital.

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

Based on past performances and current expectations, Management believes that with the recent $1,393,000 equity investment and the $1,020,000 purchase order funding facility and now with the recently negotiated $600 thousand working capital line (See Note 7) ,provides adequate liquidity to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror inventory for the short-term. However, we will need to continue seeking additional funding through either debt or equity to continue meeting our financial obligations which consist approximately of $700 thousand of accounts payable and accrued expenses as well as a $1,043,000 note payable with related parties and accrued interest that becomes due in April 2023 until we are able to generate sufficient cash flows from the sale of the Smart Mirror inventory.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Business

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida.

Since the beginning of fiscal year 2007, the Company through CAPI has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The development of the smart interactive mirror or “Smart Mirrors” is part of the Company’s strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered under the Capstone brand. The Smart Mirror launch was announced in February 2021, but because of operational delays and regional lockdowns resulting from the recent upsurge in the Delta variant of COVID-19 in Thailand, the product started to ship the first quarter 2022.

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

Accounts Receivable

For wholesale product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivables are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers. Previously in the factoring agreement with Sterling National Bank, accounts receivable served as collateral when the Company borrowed against its credit facilities. With the termination of the factoring agreement, the accounts receivables are unencumbered.

As of March 31, 2022, and December 31, 2021, accounts receivable had not been collateralized against debt.

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

As of March 31, 2022, and December 31, 2021, management determined that accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

The Company’s inventory, which consists of finished Thin Cast Smart Mirror products for resale to consumers by Capstone, is recorded at the lower of landed cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. As of March 31, 2022, and December 31, 2021, respectively, the inventory was valued at $1,035,196 and $508,920, respectively. The $526,276 inventory increase is the result of the buildup of Connected Surfaces inventory to support the online sales program.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expense. As of March 31, 2022, and December 31, 2021, prepaid expenses were $212,446 and $500,748, respectively. The $288,302 decrease in this period’s prepaid balance resulted from an increase in Connected Surfaces inventory.

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

As a result of the economic uncertainties caused by the COVID-19 pandemic and decline in revenue during the quarter ended March 31, 2022, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the period ended March 31, 2022. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required.

The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization which utilizes level 1 inputs

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

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of Common Stock outstanding as of March 31, 2022, and 2021. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three months ended March 31, 2022, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 2,079,633 which was comprised of 880,000 stock options, 199,733 warrants and 15,000 of Preferred B-1 stock convertible into 999,900 of common stock, as compared to 990,000 stock options for the three months ended March 31, 2021.

Revenue Recognition

The Company generates wholesale revenue from developing, marketing, and selling consumer lighting products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities. Capstone currently operates in the consumer lighting products category in the United States and in certain overseas markets. These products may be offered either under the Capstone brand or licensed brands.

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$202,259	77%	$141,900	32%
Lighting Products- International	44,640	17%	296,523	68%
Smart Mirror Products- U.S.	16,080	6%	—	—
Total Net Revenue	262,979	100%	438,423	100%

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

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

Customer wholesale orders received are not long-term orders and are typically shipped within six months of the order receipt, but certainly within a one-year period. Our payment terms may vary by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers, which country their corporate office is located. The term between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. In order to ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer.

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $1.0 thousand and approximately $7.5 thousand for the three months ended March 31, 2022, and 2021, respectively.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $121,375 and $4,010 for the three months ended March 31, 2022 and 2021, respectively. The $117,365 increase over last year was mainly the result of the Company’s attendance at the Consumer Electronics Show (CES) in January 2022 which was cancelled in 2021 because of the COVID-19 pandemic.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Development

Our research and development consultants located in Hong Kong working with our designated contractor factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred. With the reduction of revenue resulting from the impact of the COVID-19 pandemic and combined with the transfer of manufacturing to Thailand, the CIHK operation was closed down in March 2022 and will remain in a dormant status. Two key management were retained as consultants to support product development and sales operations.

Product development expenses were $51,560 and $26,892, for the three months ended March 31, 2022, and 2021, respectively.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $7,185 and $170 for the three months ended March 31, 2022, and 2021, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of March 31, 2022 and December 31, 2021 , respectively.

	March 31,	December 31,
	2022	2021
Accounts payable	$393,199	$126,281
Accrued warranty reserve	46,322	46,322
Accrued compensation and deferred wages, marketing allowances, customer deposits.	187,971	365,948
Total	$627,492	$538,551

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

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

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

Stock-based compensation expense recognized during the three months ended March 31, 2022, and 2021 was $3,362 and $4,200, respectively.

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

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FIDC”) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of March 31, 2022 and December 31, 2021, the Company had approximately $0 and $471.5 thousand , respectively, in excess of FIDC insurance limits.

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

Major Customers

The Company had two customers who comprised 77% and 17%, respectively, of net revenue during the three months ended March 31, 2022, and two customers who comprised 47% and 32%, respectively, of net revenue during the three months ended March 31, 2021. The loss of these customers would adversely impact the business of the Company. March 31, 2022, and 2021, approximately 17% and 68%, respectively, of the Company’s net revenue resulted from international sales.

As of March 31, 2022, approximately $145 thousand or 100% of accounts receivable was from two customers. As of December 31, 2021, approximately $1 thousand or 100% of accounts receivable was from two customers.

 As the Company increases its ecommerce business, rather than having hundreds of individual consumer customers we will have those companies that we have selected to process our orders such as Stripe, Amazon or Wayfair.

Major Vendors

The Company had two vendors from which it purchased 72% and 23%, respectively, of merchandise during the three months ended March 31, 2022, and two vendors from which it purchased 47% and 31% of merchandise during the three months ended March 31, 2021. The loss of these suppliers could adversely impact the business of the Company.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (Continued)

As of March 31, 2022, approximately $176 thousand or 45% of accounts payable was due to two vendors. As of December 31, 2021, approximately $92 thousand or 73% of accounts payable was due to one vendor.

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

NOTE 4 – NOTES AND LOANS PAYABLE TO RELATED PARTIES

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term facility ended June 30, 2021.

In consideration for the Lenders providing the loan under this Agreement and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company issued to the Lenders the following securities 7,500 shares of the Company’s Series B-1 Convertible Preferred Stock (“Preferred Shares”) issued to each Lender. The Preferred Shares shall have the appropriate restrictive legends. Each Preferred Share converts into 66.66 shares of Common Stock at option of Lender . The Preferred Shares and any shares of Common Stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences, or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of Common Stock to be issued upon conversion and the market price of the Common Stock on the date the working capital loan agreement was executed. The Company amortized the $48,996 Finance Fee into interest expense over the six months of the agreement. The Finance Fee was recognized as expense and included in interest expense on the consolidated statements of operations.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 which is due 18 months from receipt of the funds. Under this agreement the interest terms are 5% based on a 365- day year. This agreement shall continue in full force for 18 months from the start date. On March 31, 2022, the note payable of $1,042,915 includes accrued interest of $22,915.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5– COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease agreements for offices in Fort Lauderdale, Florida expiring at June 2023. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective November 1, 2019, the Company entered a new prime operating lease with the landlord “431 Fairway Associates, LLC” ending June 30, 2023, for the Company’s executive offices located on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for approximately 4,694 square feet of common area maintenance charges ,respectively in the leased premises which has been estimated at $12.00 per square foot or approximately $56,000 on an annualized basis.

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended March 31, 2022, and 2021 amounted to $38,898 and $35,600,including the common area maintenance charges. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of March 31, 2022 is as follows:
Assets
Operating lease - right-of-use asset	$231,077
Accumulated amortization	$(148,098)
Operating lease - right - of -use asset , net	$82,979
Liabilities
Current
Current portion of operating lease	$71,953

Noncurrent
Operating lease liability, net of current portion	$18,930

Supplemental statement of operations information related to leases for the period ended March 31, 2022, is as follows:
Operating lease expense as a component of other general and administrative expenses	$16,807

Supplemental cash flow information related to leases for the period ended March 31, 2022, is as follows:
Cash paid for amounts included in the measurement of lease liabilities: Operating cash flow paid for operating lease	$18,594

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	15

Weighted average Discount Rate
Operating lease	7%

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2022 are as follows:

Year	Operating Lease
2022	$56,898
2023	38,304
Total Minimum Future Payments	95,202
Less: Imputed Interest	4,319
Present Value of Lease Liabilities	$90,883

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf was paid $10,500 per month through December 31, 2015 increasing to $12,500 per month from January 1, 2016 through December 31, 2017.

On January 1, 2018, the agreement was further amended, whereby Mr. Wolf was paid $13,750 per month from January 1, 2018 through December 31, 2018 and was further amended at various periods to be paid at the same rate through December 31, 2021.

On January 1, 2022, the sales operations consulting agreement with George Wolf, was further extended, whereby Mr. Wolf will be paid $13,750 per month from January 1, 2022 through December 31, 2022.

Effective September 1, 2020 through March 31, 2021, payment for fifty percent or $6,875 of the monthly consulting fee or approximately $48,125 for the effective period, was deferred until 2022. As of March 31, 2022 and December 31, 2021, the amount due to Mr. Wolf for deferred consulting fees was $48,125 and $48,125, respectively, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

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

On February 5, 2020, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton was paid $191,442 per annum. The term of agreement began February 5, 2020 and ended February 5, 2022.

Effective September 1, 2020, through March 31, 2021, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary were deferred to be repaid in the future. As of December 31, 2021, $86,977 and $20,616 respectively, have been deferred until later in 2022. As of March 31, 2022, total wages deferred for Mr. Wallach were approximately $86,977 and $0 for Mr. McClinton.

On February 6, 2022, the Company entered into an Employment Agreement with James McClinton (Chief Financial Officer and Director), whereby Mr. McClinton will be paid $736.41 per day. The term of this new agreement began February 6, 2022 and ends August 30, 2022.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

There is a provision in Mr. Wallach’s employment agreement, if the officer’s employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer’s estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of “merit” based bonuses earned by the Executive during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive’s health and dental insurance benefits for 6 months starting at the Executives date of termination. If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive’s severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

On March 4, 2022,with the pending closure of the CIHK operation, the Company entered a consulting agreement with Fayyyaz Fakhruddin Bootwala (Frank),who previously was a direct employee as the Business Development and Product Manager. Frank will continue to perform similar duties but as an independent contractor. The agreement will end February 28, 2023, which term maybe extended by mutual agreement between the consultant and Company on an agreed upon schedule with prior written notice. Notwithstanding the foregoing , the Agreement may be terminated by either party at any time after the initial 60 day term, upon 30 days prior written notice. The consulting fee in consideration for these services will be $6,119.00 USD paid in arrears monthly on receipt of invoice.

On March 4, 2022, with the pending closure of the CIHK operation, the Company entered a consulting agreement with Yee Moi Choi (Johnny),who previously was a direct employee as the Logistics Manager. Johnny will continue to perform similar duties but as an independent contractor. The agreement will end February 28, 2023, which term maybe extended by mutual agreement between the consultant and Company on an agreed upon schedule with prior written notice. Notwithstanding the foregoing , the Agreement may be terminated by either party at any time after the initial 60 day term, upon 30 days prior written notice. The consulting fee in consideration for these services will be $4,127.00 USD paid in arrears monthly on receipt of invoice.

Director Appointment

George Wolf was appointed as a director on January 13, 2022 and waived any compensation as a director for 2022.

Directors Compensation

On May 31, 2019, the Company approved that effective on June 1, 2019, each independent director, namely Jeffrey Guzy and Jeffrey Postal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be in addition to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee.

On May 31, 2019, the Company also approved that the independent directors would be offered effective from June 1, 2019, the opportunity to participate as a non-employee in the Company’s Health Benefit Plan, subject to compliance with all plan participation requirements and on acceptance into the plan the director will be responsible to pay 100% of their plan’s participation cost.

On June 10, 2020, the Company approved that effective on August 1, 2020, until August 1, 2021, each independent director, namely Jeffrey Guzy and Jeffrey Postal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be in addition to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (Continued)

On May 6, 2021, the Company approved the following basic compensation arrangement for independent directors of the Company, effective August 6, 2021 and ending August 5, 2022: A total compensation value of $15,000 per annum, payable $750 monthly cash, compensation or $9,000 or (60% of total value) and remainder $6,000 payable in non-qualified stock options vesting as of August 6, 2022 and with an exercise price equal to market price of common stock as of August 6, 2021, less 20% (discount). See Note 6 – Stock Transactions for further disclosures.

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

The Private Placement was required to raise needed working capital to purchase U.S. domestic inventory, to support the Company’s new Smart Mirror product line that initially was to be sold online in the second quarter 2021. The Company engaged Wilmington Capital Securities, LLC, a FINRA and SEC registered broker to act as a placement agent to assist to raise capital through a private placement from one or more accredited investors. As compensation for their services Wilmington was paid 7% of the gross proceeds or $104,860 as a placement fee. The placement fee was offset against the $1,498,000 gross proceeds and the net amount of $1,393,140. This increased the Company’s additional paid in capital as presented on the accompanying condensed consolidated statement of stockholders’ equity statement as of March 31, 2022. In addition, the Company issued to Wilmington as consideration for their placement fee services, warrants equal to 8% of the shares issued or 199,733 warrants.

The warrants can be exercised for five years from date of issuance, exercisable at a price per share equal to 110% or $0.66 of the price per share paid by the investors.

 Warrants

On April 28, 2021, Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66 and exercisable for five years from the issuance date. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker-dealer in connection with the Company’s placement of $1.4 million of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act. The estimated fair value of these warrants since issued as issuance costs, had no impact on the Company’s condensed consolidated financial statements as of March 31, 2022.

As of March 31, 2022, and 2021, the Company had 199,733 and 0 warrants outstanding, respectively.

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

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCK TRANSACTIONS (continued)

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

As of March 31, 2022, there were 880,000 stock options outstanding and vested. The stock options have a weighted average exercise price of $0.435 and have a weighted average contractual term remaining of 2.40 years.

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

For the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $3,362 and $4,200, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be approximately $5 thousand will be recognized for these options through July 2022.

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

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 6 - STOCK TRANSACTIONS (continued)

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

On May 6, 2021, the Company’s Board of Directors approved a further extension of Rule 10b-5, the Company’s stock purchase agreement with Wilson-Davis & Company, Inc. through August 31, 2022. The cap on shares of common stock eligible for purchase under the agreement is set at 750,000 shares. Since the Board of Director approval last year, there have been no further repurchase of the Company’s common stock during 2020-2022. Further Stock repurchases will be dependent on the Company’ future liquidity position.

As of March 31, 2022, and December 31, 2021, a total of 750,000 of the Company’s common stock has been repurchased since the program was initiated at a total cost of $107,740.

NOTE 7- SUBSEQUENT EVENTS

Public Relations

Effective May 1st the Company has finalized a marketing/ public relations agreement with Tongal, who will provide services for the development and creation of digital assets for use on the Company’s website, social media ads and other ecommerce websites such as Amazon. The platform fee will be $30,000 with production expenses additional. The initial period will be for six months. The Company can terminate the agreement with a written notice 30 days prior to the end of the Agreement and will automatically renew for a further six months at the same rate.

Working Capital Funding

The Company has been in discussions with alternate funding sources that offer various programs. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. On May 1, 2022 the Company negotiated three $200,000 each, working capital funding agreements, to provide funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (Group Nexus), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The terms are for 18 months with a simple interest rate of 5 percent per annum. The loans may be prepaid in full or partially without any penalty The Company has received to date $400 thousand in checks and a wire transfer of $75 thousand with the balance to follow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2021 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors,” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic (including variant viruses), financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2021 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

●	COVID-19 pandemic and new emerging variants of the virus on our financial condition and operations, which could adversely affect our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, and the current, and uncertain future, other impacts of the COVID-19 pandemic outbreak, including its effect on the retail market place and the closure of retail stores and its effect on consumer confidence and on the ability or desire of consumers to purchase nonessential goods, which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, cash flows, liquidity, demand for consumer products and share price.
●	our success in reducing operating expenses and the impact of any such reductions.
●	our ability to work with a banking institution to provide a new credit facility and maintain sufficient collateral.
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence.
●	the spread of epidemics, pandemics, and viral outbreaks.
●	our anticipated need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.
●	our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern.
●	an impairment of our goodwill, in future reporting periods.
●	the risks and increased costs associated with operating internationally.
●	fluctuations in foreign currency exchange rates.
●	our expansion into and investments in new product categories.
●	our inability to obtain adequate insurance coverage.
●	volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow.
●	our inability to recruit or retain qualified personnel or the loss of key personnel.
●	our inability to keep pace with developments in technology.
●	other factors are set forth under “Risk Factors” in our 2021 Annual Report.

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

Effects of COVID-19

During the three months ended March 31, 2022, the continued outbreak and global spread of COVID-19 pandemic caused significant global economic volatility, uncertainty and disruption in our operating environment.

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

Our business operations and financial performance for the period ended March 31, 2022, continued to be adversely impacted by COVID-19, which also contributed to the poor performance of our traditional LED product line in 2021 and the lack of revenues from the new Connected Surface products. In Thailand, the Delta variant of COVID-19 has recently surged which disrupted our overseas OEM’s and delayed some of the Smart Mirror certification testing. This has resulted in shipment delays of the company critical Connected Surface devices. The Company reported a net loss of approximately $461.3 thousand for the three months ended March 31, 2022, compared to a net loss of approximately $498.9 thousand for the three months ended March 31, 2021, respectively.

During the three months ended March 31, 2022, the general U.S. economic indicators show significant signs of improvement including the consumer confidence index and Management believes that with the national vaccine inoculation program making major advances, and with increasing consumer confidence, states will continue to open their economies and consumer foot traffic will increase in brick-and-mortar retailers in 2022. This improvement may be adversely affected during 2022 if the Delta variant of COVID 19 or a new variant proves to vaccine resistant or continues to cause a surge in severe illness and death among a significant percentage of unvaccinated Americans and others in other nations. Further, there is a growing concern about impact of any sustained inflationary trends adversely impacting consumer confidence in the economy and resulting in drop in purchases of discretionary consumer products like the Connected Surfaces products.

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

Further reliance on brick-and-mortar retailers may not provide the necessary financial benefits to address the Company’s current financial problems. COVID-19 pandemic may have substantially altered the consumer product distribution environment. The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Delta variant of COVID-19 for the last few months had a major surge in Thailand which necessitated sporadic regional lockdowns and s resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company placed orders for the initial inventory rollout and has this quarter received shipments in the U.S. warehouse and has other shipments in transit. As part of the domestic inventory buildup.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic and the reduced revenue during the period, Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of March 31, 2022. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended March 31, 2022.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act.” was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refundable of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021 and approximately $232 thousand tax was refunded on February 9, 2022 leaving approximately $54 remaining balance to be refunded as of March 31, 2022.

Despite the operation obstacles and delays that the COVID 19 pandemic has caused, we are progressing in our goals and intend to execute our organic growth strategy, which is designed to enhance our market presence and expand our consumer customer base.

Goodwill Impairment

As a result of the economic uncertainties caused by the resurgence of the COVID-19 pandemic, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the three months ended March 31, 2022. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required. For the three months ended March 31, 2022, and 2021, the Company recognized a goodwill impairment charge of $0 for both periods. The total impairment charge for the three months ended March 31, 2022, and 2021was $0 and $0, respectively.

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

The uncertainty and the continuing negative impact that the COVID-19 disruption could have on the future retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending, could negatively impact the demand for our products or delay future planned promotional opportunities. However, with a successful launch of the Smart Mirror portfolio using the online retail platform, the Company will need a purchase order credit line to support increased U.S. domestic inventory to facilitate revenue growth in that category.

During the three months ended March 31, 2022, the Company used cash in operations of approximately $654 thousand and generated net operating losses of approximately $461 thousand. As of March 31, 2022, the Company has working capital of approximately $1.5 million and an accumulated deficit of $6.9 million. The Company’s cash balance decreased by approximately $653 thousand from $1.277 million as of December 31, 2021 to $624 as of March 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern,

As discussed above, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. If any of our major wholesale customers fail to maintain normal operations or the Connected Surfaces program is not accepted by consumers, then the revenue could further decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Management believes that with the ongoing national distribution of vaccines, the economic impact of the COVID-19 pandemic in the U.S. will continue through 2022, but ultimately should not impact the Company’s long-term strategy and initiatives.

We will seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The ongoing impact of the COVID-19 pandemic on the Company’s business and financial performance may also affect the Company’s ability to obtain funding.

The Company has been in discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. Based on past performances and current expectations, Management believes that with the recent $1,393,000 equity investment and the $1,020,000 purchase order funding facility and now with the recently negotiated $600 thousand working capital line (See Note 7) ,provides adequate liquidity to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror inventory for the short-term. However, we will need to continue seeking additional funding through either debt or equity to continue meeting our financial obligations which consist approximately of $700 thousand of accounts payable and accrued expenses as well as a $1,043,000 note payable with related parties and accrued interest that becomes due in April 2023 until we are able to generate sufficient cash flows from the sale of the Smart Mirror inventory.

●	The Company has outstanding note payable due to related parties of approximately $1.0 million. The Company has working capital of approximately $1.5 million consisting mostly of cash of $624 thousand and inventory of $1.0 million.

●	The Company had an estimated income tax refundable of approximately $54 thousand and ERTC refundable under Cares Act 2020-2021 of approximately $152 thousand as of March 31, 2022.

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

On April 5, 2021, the Company entered into five separate security purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1.498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,393,140 in net proceeds from the Private Placement will be used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital (See Note 6).

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1.020 million with Directors S. Wallach, and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company other than as a lender. This agreement was finalized, and the Company received the $1.020 million, funding under this agreement on October 18, 2021. As of March 31, 2022, the loan balance $1,042,915 includes an accrued interest of $22,915.

With the global resurgence of the Delta variant of COVID-19, the Company’s manufacturers both in Thailand and China have experienced sporadic regional lockdowns which caused production delays for Connected Surface products. With the same virus now becoming the dominant variant in the United States, the future impact on the retail marketplace remains uncertain, which places uncertainty on the timing of the Company’s new retail programs that are planned to be introduced during 2022. Further delays in the shipment of Connected Surface products to consumers and distributors could have a significant impact on the ability of the Company to continue to withstand the multiple challenges of a declining LED product line, delay in shipping the new product line and the ongoing impact of COVID-19 pandemic.

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

Although the overseas factories have previously been fully functioning, a resurgence of the Delta variant of COVID-19 has caused sporadic regional lockdowns with certain overseas factories that could delay shipments of products from Thailand and China, which produces all of our products. With the United States now being impacted by the Delta variant of the COVID-19 pandemic, we believe the impact of the virus in the U.S. will continue through 2022, but this disruption has not impacted our long-term strategy and initiatives as of the date of the filing of this Form 10-Q Report.

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

COVID-19 pandemic closures of companies and shipping-distribution channels produced a delay in shipping and receipt of products from abroad and in the United States. The problems include a lack of sufficient drivers for trucking industry. The Company relies on OEM’s located in Thailand and China, which have been impacted by the COVID-19 pandemic in meeting development, production and shipping deadlines. The extent of the continuing economic impact of the COVID-19 pandemic and resulting logistical delays is uncertain as of the date of this Form 10-Q report. The Company is actively exploring production capabilities in Mexico as an alternative product development and production source in order to eliminate shipping delays from Asia, but a Mexican source has not been identified as of the date of the filing of this Form 10-K and the Company may not be able to locate a Mexican source. Even if identified, a Mexican production source for products would not be in place prior to 2023, if then.

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

Connected Surfaces – Smart Mirrors

Standard Rectangular

Wardrobe/Fitness Mirror

LED Puck Lights

LED Undercabinet Light Bars

LED Motion Sensor Lights

The plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.. Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred for a period before revenues occur.

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. In a post-COVID-19 pandemic environment, these distribution channels may be less valuable as distribution channels, especially for the Smart Mirrors product line and if our e-commerce initiative succeeds and expands. The effective development of an e-commerce-based approach to distribution of products may be critical to the future performance of the Company. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. The Company sold Capstone brand products to markets outside the U.S., including Australia, Japan, South Korea, and the United Kingdom. International sales for the three months ended March 31, 2022, were approximately $44.6 thousand or 17% of net revenue as compared to $296.5 thousand or 68% in the same period 2021. The Company’s performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company’s initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic.

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

In the three months ended March 31, 2022, and 2021, the Company had two customers who comprised approximately 94% and 79%, respectively, of net revenue. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

The Company has been focused on establishing an on-line e-commerce presence to support the introduction of the “Connected Surfaces” program and deliver direct to consumer.

In 2021, we utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, Capstone has launched a You Tube channel to host Smart Mirror videos and established a Twitter account. The Company has a social media presence on the following social media platforms:

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

Research, Product Development, and Manufacturing Activities

The Company’s research and development operations based in Florida and Thailand design and engineer many of the Company’s products, with collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas. Our research and development focus includes efforts to:

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

The Company is not aware of any national, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations. During the first fiscal quarter of 2022, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2022, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

Revenue is currently mainly derived from sales of our residential lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. Most of our sales are to the U.S. market which in the first quarter ended March 31, 2022 represented 83% of revenues and we expect that region to continue to be the major source of revenue for the Company. We also derived 17% of our revenue from overseas sales. Net revenue also includes the cost of instant rebate coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

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

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of sales representatives’ commissions, advertising and trade show expense and costs related to employee’s compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021
(In Thousands)

	March 31, 2022		March 31,2021
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$263	100%	$438	100%
Cost of sales	(187)	(71.1)%	(309)	(70.5)%
Gross Profit	76	28.9%	129	29.4%
Operating Expenses:
Sales and marketing	133	50.6%	4	0.9%
Compensation	197	74.9%	352	80.4%
Professional fees	156	59.3%	127	29.0%
Product development	52	19.8%	27	6.2%
Other general and administrative	140	53.2%	103	23.5%
Total Operating Expenses	678	257.8%	613	140.0%
Operating Loss	(602)	(228.3)%	(485)	(110.7)%
Other Income (Expense):
Other income	152	57.8%	—	—
Other expense	(12)	(4.6)%	(14)	(3.2)%
Total Other Income (Expense)	140	53.2%	(14)	(3.2)%
Loss Before Tax Benefit	(461)	(175.3)%	(499)	(113.9)%
Benefit for Income Tax	—	—	—	—
Net Loss	$(461)	(175.3)%	$(499)	(113.9)%

Net Revenues

Our business operations and financial performance for the quarter ended March 31, 2022, continued to be adversely impacted by the economic effects of the COVID-19 pandemic to the U.S. and global economy. As our LED revenue is dependent on customer orders issued many months in advance, this revenue shortfall continued to be driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick-and-mortar stores.

Net revenues for the three months ended March 31, 2022, were $263 thousand, a decrease of $175 thousand as compared to the same period 2021.

For the three months ended March 31, 2022, international sales were $45 thousand or 17% of revenue as compared to $296 thousand or 68% of revenue in 2021.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022		2021
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$202,259	77%	$141,900	32%
Lighting Products- International	44,640	17%	296,523	68%
Smart Mirror Products- U.S.	16,080	6%	—	—
Total Revenue	$262,979	100%	$438,423	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended March 31, 2022, and 2021, was $76 and $129 thousand, respectively, a reduction of $53 thousand from the previous year. Gross Profit as a percent of revenue was 29% in the first quarter 2022 as compared to 29 % in the same quarter 2021.

 During the three months ended March 31, 2022, and 2021, the Company provided approximately $1.0 and $7.5 thousand, respectively of marketing allowances, which are recorded as a reduction of revenues.

Operating Expenses and Other Income (Expenses)

Sales and Marketing Expenses

For the three months ended March 31, 2022, and 2021, sales and marketing expenses were approximately $133 thousand and $4 thousand respectively, an increase of $129 thousand or 3225%. The Consumer Electronics Show expense was $100 thousand in January 2022 as compared to $0 in 2021 and Social Media expense was $19 thousand in 2022 as compared to $4 thousand in 2021.

Compensation Expenses

For the three months ended March 31, 2022, and 2021, compensation expenses were approximately $197 thousand and $352 thousand, respectively, a decrease of $156 thousand or 44%.

As part of the COVID-19 cost mitigation plan, the Company eliminated several positions including one executive in the Hong Kong office which have not been restated and is the main reason for the expense reduction.

Professional Fees

For the three months ended March 31, 2022, and 2021, professional fees were approximately $156 thousand and $127 thousand respectively, an increase of $29 thousand or 22.8%. During the first quarter of 2022, consulting fees related to the setup of a manufacturing operation in Mexico were approximately $14 thousand and fees related to the closure of the Hong Kong sales operation were approximately $9 thousand as compared to $0 in 2021.

Product Development Expenses

For the three months ended March 31, 2022, product development expenses were approximately $52 thousand as compared to $27 thousand in 2021, an increase of $25 thousand or 92.6%. During the first quarter 2022 the Company invested $31.6 thousand in software and hardware development and certifications for the Smart Mirror project compared to $24.5 thousand in the same period in 2021. In 2022 the Company also incurred $20 thousand of patent, trademark and sample fees compared to $1.5 thousand in in the first quarter, 2021.

Other General and Administrative Expenses

For the three months ended March 31, 2022, other general and administrative expenses were approximately $140 thousand as compared to $103 thousand in 2021, an increase of $37 thousand or 35.9%. During the three months ended March 31, 2022, increased in expenses were mainly due to a, $22.5 thousand prorated charge from Costco Wholesale related to a claimed LED patent infringement, that they settled, approximately $7.5 increased Directors and Officers insurance premium and lodging fees approximately $9.6 thousand for Smart Mirror electronics consultant as compared to the same period in 2021.

For the three months ended March 31, 2022, and 2021, total operating expenses were approximately $678 thousand and $613 thousand, respectively, an increase of approximately $65 thousand or 10.6%.

Operating Loss

For the three months ended March 31, 2022 and 2021, the operating loss was approximately $602 thousand and $485 thousand, respectively, an increase loss of $117 thousand or 24.1%.

Total Other Income (Expense), net

For the three months ended March 31, 2022, and 2021, other income, net was $140 thousand as compared $14 thousand expense , net in 2021. The net other income $140 thousand as of March 31, 2022, comprised of $152 thousand employee retention tax credit under Cares act 2020-2021 and approximately $12 thousand interest expense accrued for note payable due related parties.

Benefit for Income Tax

The CARES Act included provisions related to net operating loss carryback periods. The Company was able to carryback the NOL to 2017 tax years and generated an estimate refund of previously paid income taxes at an approximate 34% federal tax rate. In 2020 this resulted in a benefit for income tax provision of $21.2 thousand and $805.2 thousand for the three and nine months ended September 30, 2020, respectively. As of March 31, 2022, we have an unearned a tax benefit of approximately $54 thousand.

Net Loss

For the three months ended March 31, 2022, the net loss was approximately $461 thousand compared to a net loss of $499 thousand in the same period 2021, a decrease in loss of $38 thousand or 7.4%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the three months ended March 31, 2022.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of March 31, 2022, and December 31, 2021, was approximately $624 thousand and $1.277 million respectively, a decrease of approximately $654 thousand. The Company had an income tax refundable as of December 31, 2021, of approximately $285 thousand of which approximately $231 thousand was refunded on February 9, 2022 and approximately $54 thousand remains a receivable as of March 31, 2022. .

Summary of Cash Flows	For the Three Months ended March 31,
	2022	2021
(In thousands)
Net cash used in:
Operating Activities	$(654)	$238
Net (decrease) in cash	$(654)	$238

As of March 31, 20212, the Company’s working capital was approximately $1.5 million. Current assets were approximately $2.2 million and current liabilities were approximately $699 thousand and include:

●	Accounts payable of approximately $393 thousand due vendors and service providers.

●	Accrued expenses of approximately $188 thousand net of various services , allowances , deferred wages.

●	Warranty provision for estimated defective returns in the amount of approximately $46 thousand.

●	Operating lease liability-current portion of approximately $72 thousand.

Cash Flows used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2022, and 2021 was approximately $654 thousand and provided by $238 thousand , respectively, an increase of $891 thousand compared to last year. During the three months ended March 31, 2022, cash used in operating activities resulted from the net loss of approximately $461 thousand and approximately $526 thousand increase of initial Smart Mirror inventories. . The Company’s cash position was approximately $624 thousand at March 31, 2022 compared to $1.277 million at December 31, 2021.

Cash Flows used in Investing Activities

Cash used in investing activities in the three months ended March 31, 2022, and 2021 was $0 for both periods.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 20212, and 2021, was $0 for both periods.

As of March 31, 2022, and 2021, the Company had outstanding note payable $1,042,915 includes $22,915 accrued interest & $0, respectively

Directors and Officers Insurance

The Company currently operates with Directors and Officers insurance and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and Thailand. During 2022 the average exchange rate between the U.S. Dollar and Chinese Yuan have been relatively stable approximately RMB 6.90 to U.S. $1.00.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the period ended March 31, 2022.

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

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) as principal executive officer and Chief Financial Officer (“CFO”) as principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

 Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2022, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2021 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Described below and throughout this Form 10-Q Report are certain risks that the Company’s management believes are applicable to the Company’s business and the industries in which it operates. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers’ inability or refusal to pay for the products and services provided by the Company. There are also risks associated with the occurrence of extraordinary events, such as COVID-19 pandemic, terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2020 and 2021, any investment in our common stock is highly risky and should only be considered by investors who can afford to lose their entire investment and do not require immediate liquidity. These risk factors are not the only risks that we may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

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

While the vaccination program has mitigated the impact of COVID-19 pandemic in some parts of the United States and other regions in 2021, the emergence of Delta variant and the still significant percentage of unvaccinated Americans in certain parts of the United States and other regions outside the United States creates the specter of the emergence of vaccine resistant variants of COVID 19 that could impose economic disruption similar to the initial wave of COVID 19 in 2020. This uncertainty makes COVID 19 pandemic an ongoing threat to and adverse factor in respect of the Company’s efforts to establish a new product line to stabilize the financial results of the Company. As such, the above-described risk factors remain relevant to the Company and its business despite an improving economy in the United States and possible return to pre-COVID 19 pandemic economic growth

The adverse financial results from the COVID-19 pandemic on our business and financial performance coupled with our transition in new product focus on Connected Surfaces products and declining performance of the LED product lines places a significant financial strain on our Company. We secured a $750,000 thousand short-term working capital facility which ended on June 30, 2021.The Company obtained $1.4 million in equity funding on April 5, 2021. We anticipate the available funding will sustain operations in the short-term, into 2022, but this assumption may prove to be incorrect. However, to sustain future operations and revenue growth we will also need either adequate and affordable additional working capital funding including purchase order funding or adequate cash flow from sales of products in fiscal year 2022.

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

The success of the Connected Surfaces product line in 2022 is critical to the ability of the Company to sustain the Company as a going concern beyond 2022. The Company will not be able to assess the results of the new Connected Surfaces product line until later in 2022. While the Company routinely considers significant corporate actions as part of regular strategic planning, the Company may have to consider and pursue a strategic corporate action, like a merger, sale of operating assets or new business line, in order to sustain operations beyond 2022.

The shipment of the Connected Surface products and success of Connected Surface products are critical to stabilizing the financial condition and performance of the Company. The Company started shipment of those products to customers and distributors in the first quarter of 2022. Any further delays in shipping and order fulfillment for Connected Surfaces will only impose greater financial stress on the Company and adversely impact the transition from LED product line to Connected Surfaces product line as the primary product line of the Company. A resurgence of the COVID-19 pandemic in the United States could adversely impact the Company’s efforts to ship and establish the Connected Surface product line by causing economic disruption and decline in consumer willingness to purchase discretionary purchase products like a smart mirror. The Company does not have an alternative product line to the Smart Mirrors identified and ready for production, which increases the importance of a successful launch of the Smart Mirrors to sustainability of the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended March 31, 2022.

Company did not repurchase any shares of Common Stock during the first fiscal quarter of 2022 under its repurchase plan.

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

Capstone Companies, Inc.

Dated: May 16, 2022

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officerñ

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer