Form 10-Q
period 2022-06-30
CAPSTONE COMPANIES, INC.
filed 2022-08-15
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(954) 252-3440
(Issuers Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated file, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large, accelerated filer, “accelerated filer, “smaller reporting company and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2022, the Company had 48,826,864 shares of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC.

EXPLANATORY NOTE

As used in this Form 10-Q Quarterly Report (Form 10-Q Report)) for the fiscal period ending June 30, 2022, “COVID-19 refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO on March 11, 2020. “COVID-19 pandemic refers to “global pandemic (as defined by WHO) by COVID-19. “Company, “Capstone, “we, “our, and “us refers to Capstone Companies, Inc., and its subsidiaries, unless context indicates just Capstone Companies, Inc.

The COVID-19 pandemic has had a significant, adverse economic disruption in the United States, Thailand and China, especially the locality of the Thailand and Chinese original equipment manufacturers or “OEMs of the products sold by the Company. The products sold by us are primarily sold by traditional brick-and-mortar retailers and the COVID-19 pandemic significantly, adversely impacted those retailers and our sale of traditional LED products. We developed a new product line for internet connected surfaces, smart mirrors, (“Connected Surface) for residential use and as a replacement core product line for the LED lighting products. Connected Surface products were received initially in the United States in the first quarter 2022. The original marketing launch of the initial products of the Connected Surface program began in February 2021. The impact of COVID-19 pandemic on the Companys business and financial performance has been significant and ongoing and, coupled with the delayed development of the Connected Surface product line, has placed a significant financial strain on the Company due to decreasing demand and sales for our LED Lighting products and a lack of sufficient compensating sales from the Connected Surface products. Despite the ramped-up vaccination program in the United States and its beneficial impact on the adverse effects of the COVID-19 pandemic, the threat of new mutations or variants of the virus, including the Omnicron subvariant BA.5 which now represents 78% of cases in the United States, creates the specter of a vaccine-resistant strain and a future waive of economic disruption from a new wave of pandemic infections. The full impact of a mutant variant is not fully understood or understandable as of the date of the filing of this Form 10-Q Report, but BA.5 Omicron variant appears to be highly contagious and virulent for unvaccinated persons and the significant percentage of people who are not fully vaccinated raises the specter of a new round of economic disruption in key markets for Connected Surface products and possible emergence of new variants that are not effectively combated by current vaccines. The emergence of a new variant that is not effectively combated by vaccines could cause a second global economic crisis and possibly ruinous impact of demand for the company-critical Connected Surface products. Further, consumer demand for the Connected Surface product line has not been sufficient to off-set loss of revenues from LED Lighting products.

Actual results may differ materially from those results implied in the forward-looking statements contained in this Form 10-Q Report as a result of various factors, some factors being beyond the Companys control or ability to foresee. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts, regional wars and epidemic or pandemic diseases, such as the COVID-19 pandemic, which pandemic could result and has resulted in delays or suspension of product production from Thailand and China or other regions, where our products are made, or otherwise dampen consumer demand for products like our products, which are a discretionary purchase. The information contained in the filed Form 10-K Annual Report for fiscal year ended December 31, 2021, including the “Managements Discussion and Analysis of Results of Operations and Financial Condition and “Risk Factors identifies other important factors that could cause such differences. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a “penny stock company with no primary market makers and limited market liquidity. Such a status makes highly risky any investment in the Company Common Stock.

You should also read the filed Form 10-K report and the documents that we may reference in Form 10-K report and have been filed with the SEC on March 31, 2022, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect or may be implied by any forward looking statements.

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Three and Six Months Ended June 30, 2022

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
Assets:	(Unaudited)
Current Assets:
Cash	$725,661	$1,277,492
Accounts receivable, net	9,448	1,481
Inventories	1,025,911	508,920
Prepaid expenses	213,675	500,748
Income tax refundable	—	284,873
Total Current Assets	1,974,695	2,573,514

Property and equipment, net	64,106	76,928
Operating lease- right of use asset, net	67,011	98,651
Deposit	11,148	11,148
Goodwill	1,312,482	1,312,482
Total Assets	$3,429,442	$4,072,723

Liabilities and Stockholders Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$376,454	$538,551
Notes payable related and unrelated parties and accrued interest-current	1,055,629	—
Operating lease- current portion	73,781	70,157
Total Current Liabilities	1,505,864	608,708

Long-Term Liabilities:
Operating lease- long-term portion	—	37,533
Notes payable related and unrelated parties and accrued interest, less current portion	605,013	1,030,340
Deferred tax liabilities -long-term	273,954	273,954
Total Long-Term Liabilities	878,967	1,341,827
Total Liabilities	2,384,831	1,950,535

Commitments and Contingencies: ( Note 5 )

Stockholders Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued and outstanding- 0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued and outstanding- 15,000 shares at June 30, 2022, and December 31, 2021 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued and outstanding 48,826,864 shares at June 30, 2022 and 48,893,031 shares at December 31, 2021.	4,884	4,892
Additional paid-in capital	8,549,390	8,554,320
Accumulated deficit	(7,509,665)	(6,437,026)
Total Stockholders Equity	1,044,611	2,122,188
Total Liabilities and Stockholders Equity	$3,429,442	$4,072,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenues, net	$19,907	$—	$282,886	$438,423
Cost of sales	(11,069)	—	(198,131)	(309,776)
Gross Profit	8,838	—	84,755	128,647

Operating Expenses:
Sales and marketing	61,223	7,648	194,152	11,828
Compensation	218,917	350,156	415,469	702,235
Professional fees	105,866	76,317	262,327	203,541
Product development	44,708	52,153	96,268	79,045
Other general and administrative	118,485	94,522	258,562	197,644
Total Operating Expenses	549,199	580,796	1,226,778	1,194,293
Operating Loss	(540,361)	(580,796)	(1,142,023)	(1,065,646)

Other Income (Expenses):
Other income	—	30,697	152,000	41,059
Other expense	(16,456)	(24,498)	(28,098)	(48,996)
Total Other Income (Expenses), net	(16,456)	6,199)	123,902	(7,937)

Loss Before Income Taxes	(556,817)	(574,597)	(1,018,121)	(1,073,583)

Income Tax Expense	54,518	—	54,518	—

Net Loss	$(611,335)	$(574,597)	$(1,072,639)	$(1,073,583)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	48,863,062	48,655,851	48,852,204	48,150,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND JUNE 30, 2021

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2021	—	$0	15,000	$2	—	$—	48,893,031	$4,892	$8,554,320	$(6,437,026)	$2,122,188
Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Net Loss	—	—	—	—	—	—	—	—	—	(461,304)	(461,304)
Balance at March 31, 2022	—	—	15,000	2	—	—	48,893,031	4,892	8,557,682	(6,898,330)	1,664,246

Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Repurchase of shares	—	—	—	—	—	—	(66,167)	(8)	(11,654)	—	(11,662)
Net Loss	—	—	—	—	—	—	—	—	—	(611,335)	(611,335)
Balance at June 30, 2022	—	$0	15,000	$2	—	—	48,826,864	$4,884	$8,549,390	$(7,509,665)	$1,044,611

Balance at December 31, 2020	—	$0	—	$0	—	$—	46,296,364	$4,630	$7,053,328	$(4,473,397)	$2,584,561
Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Stock issued to Directors for loan	—	—	15,000	2	—	—	—	—	48,994	—	48,996
Net Loss	—	—	—	—	—	—	—	—	—	(498,986)	(498,986)
Balance at March 31, 2021	—	—	15,000	2	—	—	46,296,364	4,630	7,106,522	(4,972,383)	2,138,771

Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Common stock for cash, net of fees	—	—	—	—	—	—	2,496,667	251	1,392,889	—	1,393,140
Net Loss	—	—	—	—	—	—	—	—	—	(574,597)	(574,597)
Balance at June 30, 2021	—	$0	15,000	$2	—	$—	48,793,031	$4,881	$8,503,611	$(5,546,980)	$2,961,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,072,639)	$(1,073,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,822	4,928
Stock based compensation expense	6,724	8,400
Noncash lease expense	31,640	29,376
Non-cash stock issued to Directors for loan	—	48,996
Accrued interest added to note payable related and unrelated parties	30,303	—
(Increase) decrease in accounts receivable, net	(7,967)	155,474
Increase in inventories	(516,991)	—
(Increase) decrease in prepaid expenses	287,073	(460,009)
Decrease in deposits	—	14,412
Decrease in accounts payable and accrued liabilities	(162,098)	(16,806)
Decrease in tax refundable	284,873	575,645
Decrease in operating lease liabilities	(33,909)	(30,559)
Net cash used in operating activities	(1,140,169)	(743,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(68,928)
Net cash used in investing activities	—	(68,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock option exercise, net of costs	—	1,393,140
Repurchase of Shares	(11,662)	—
Proceeds from notes payable related and unrelated parties	600,000	—
Net cash provided by financing activities	588,338	1,393,140

Net Increase (Decrease) in Cash	(551,831)	580,486
Cash at Beginning of Period	1,277,492	1,223,770
Cash at End of Period	$725,661	$1,804,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Preferred Stock issued to directors for loan fees	$—	$48,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC, “Company, “we, “our or “us), a Florida corporation and its wholly owned subsidiaries is presented to assist in understanding the Companys consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Companys financial position as of June 30, 2022, and results of operations, stockholders equity and cash flows for the three months and six months ended June 30, 2022, and 2021. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Companys Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report) filed with the SEC on March 31, 2022.

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

Effects of COVID-19 Pandemic

The Companys top priority has been to take appropriate actions to protect the health and safety of our employees as a result of the COVID-19 pandemic. We have adjusted standard operating procedures within our business operations to ensure the continued safety of our employees and we continually monitor evolving health guidelines to ensure ongoing compliance and protection of our employees. These procedures include expanded and more frequent cleaning within facilities, implementation of appropriate social distancing programs, requiring use of certain personal protective equipment, screening protocols and work from home programs.

In response to COVID-19 pandemic and Centers for Disease Control (‘CDC) guidelines, the Company has practiced the following actions since March 2020:

●	Followed the CDC guidelines for social distancing and safe practices.
●	Placed restrictions on business travel for our employees.
●	Modified our corporate and division office functions to allow employees to work remotely and attend the office on a rotating schedule.

As of the filing of this Form 10-Q Report, the Company continues to adhere to local government practices and mandates. With government mandated restrictions in Thailand and parts of China resulting from the upsurge in various mutant variants, the Company restrictions on business travel remains in effect. While all the above-referenced steps are appropriate considering COVID-19 pandemic, they have impacted the Companys ability to operate the business in its ordinary and traditional course. Our personnel is limited to management with a limited number of employees in Florida and we rely on contractors and consulting services in Thailand and Hong Kong for production, inventory and distribution of our products. As such, our COVID-19 pandemic measures do not remediate fully the impact of COVID-19 pandemic on all operations affecting our business and financial condition.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our business operations and financial performance for the three and six months ended June 30, 2022, continued to be adversely impacted by COVID-19 pandemic, which, also contributed to the poor performance of our traditional LED product line in 2021 and the lack of revenues from the new Connected Surface products. In Thailand, mutant variants including Omnicron mutant of COVID-19 pandemic has recently surged which disrupted our overseas OEMs and delayed some of the Smart Mirror certification testing in 2021. This resulted in shipment delays of the companys critical Connected Surface devices. The Company reported a net loss of approximately $611 thousand and $575 thousand for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, respectively, the Company reported a net loss of approximately $1.073 million and $1.074 million, respectively. The Smart Mirror inventory started shipping to the U.S. in January 2022.

The Company has been investing in its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and these systems are ready to launch and ship the Smart Mirror product. Prior to 2021, the Companys wholesale business relied on brick-and-mortar retail for sale of its products to consumers and sought to piggyback off retailers e-commerce websites as well as dedicated online retailers like Amazon. As the Company focuses its effort on social media driven e-commerce, the Companys online strategy is projected to deliver future growth and reduce reliance on big box retail. The gross margin is more favorable on the e-commerce business which translates to better returns on lower revenues. The Company does not have extensive experience in conducting its own e-commerce business and the Companys e-commerce efforts may not produce results that compensate for any lack of robust sales from brick-and-mortar sales. During the quarter ended March 31, 2022, the Company introduced the Smart Mirror on its Capstone Connected website.

The fact that the COVID-19 pandemic adversely impacted our Company at the same time as we were implementing a major shift in product line, from the mature LED products to new Connected Surfaces products, amplified the financial impact of COVID-19 pandemic by disrupting development and production of new Connected Surfaces products in Thailand and China. This delay in launching the new product line coupled with the decline in sales of the LED product line adversely impacted the Company and creates uncertainty about the ongoing viability of the current product lines of the Company.

As of June 30, 2022, management determined that sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis. The analysis concluded that the Companys fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended June 30, 2022, as the fair value of the reporting unit exceeded the carrying amount based on the Companys market capitalization.

The extent to which COVID-19 pandemic will continue to impact the Companys results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact.

These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Omnicron variant of COVID-19 recent resurgence in Asia, has caused sporadic regional lockdowns and initially resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company has now received in the United States inventory from its manufacturing suppliers for the initial inventory rollout which will now support the 2022 sales program.

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

 CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The COVID-19 pandemics resurgence globally and in many states or emergence of new vaccine-resistant strains of the virus could have a continuing negative impact on the brick-and-mortar retail sector, with consumers unwilling to visit retail stores, causing reduced consumer foot traffic and consumer spending. However, with a successful relaunch of the Smart Mirror portfolio using the online retail platform, the Company will not be as dependent on brick-and-mortar and e-commerce sites of Big Box retailers for our revenue streams as in previous years.

As of June 30, 2022, the Company had working capital of approximately $469 thousand, an accumulated deficit of approximately $7.5 million, a cash balance of $726 thousand, related party long term notes payable of $605 thousand and $1.5 million of current liabilities for related party current term notes payable, accounts payable and accrued liabilities. These liquidity conditions in the short -term raise substantial doubt about the Companys ability to continue as a going concern.

The Company has been in discussions with alternate funding sources that offer programs that are more in line with the Companys future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market condition and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future.

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs) whereby the Company privately placed an aggregate of 2,496,667 shares of Common Stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors (under Rule 501(a)Regulation D under the Securities Act of 1933, as amended, (“Securities Act). The $1,498,000 in proceeds from the Private Placement was used mostly to purchase start up a inventory for the Companys new Smart Mirror product line, and the remainder for advertising and working capital.

On July 2, 2021, the Board of Directors (“Board) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach, J. Postal and E. Fleisig, a natural person. This agreement was finalized, and the Company received the $1,020,000 funding under this agreement on October 18, 2021. As of June 30th, 2022 the amount due on this loan is $1,055,629 including accrued interest.

On May 1, 2022 the Company negotiated three $200,000 each, working capital funding agreements, to provide funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (Group Nexus), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The terms are for 18 months with a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty The Company received the $600,000 funding under these agreements on May 5, 9 and 11, 2022. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation. As of June 30, 2022, the amount due on these loans is $605,013 including accrued interest.

Based on past performances and current expectations, Management believes that with the $1,393,000 equity investment and in 2022, the $1,020,000 purchase order funding facility and with the negotiated $600,000 working capital line, collectively this cash insertion provides adequate liquidity to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror inventory for the short-term. However, we will need to continue seeking additional funding through either debt or equity to continue meeting our current financial obligations which consists of approximately $377,000 of accounts payable and accrued expenses, $1,055,629 note payable with related parties and accrued interest that becomes due in April 2023 and $605,013 of principle and accrued interest on the new working capital loan, until the Company is able to generate sufficient operating cash flows from the sale of the Smart Mirror inventory.

Nature of Business

Capstone Companies, Inc. is headquartered in Deerfield Beach, Florida.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Since the beginning of fiscal year 2007, the Company through CAPI has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products) through national and regional retailers in North America and in certain overseas markets. The Companys products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumers needs. The development of the smart interactive mirror or “Smart Mirrors is part of the Companys strategic effort to find new product lines to replace or supplement existing products that are nearing or at the end of their product life cycle. These products are offered under the Capstone brand. The Smart Mirror launch was announced in February 2021, but because of operational delays and regional lockdowns resulting from the upsurge in variants of COVID-19 in Thailand, the product shipments were delayed and only started to ship in the first quarter 2022.

The Companys products are typically manufactured in Thailand and China by contract manufacturing companies. The Companys future product development effort is focused on the Smart Mirrors category because the Company believes, based on Companys management understanding of the industry, the Smart Mirrors have the potential for greater profit margin than the Companys historical LED consumer products. Technological developments and changes in consumer tastes could alter the perceived potential and future viability of Smart Mirrors as a primary product. Aggressive marketing and pricing by larger competitors in the smart mirror market could also adversely impact the Companys efforts to establish Smart Mirrors as its core product line. The Company may change its product development strategies and plans as economic conditions and consumer tastes change, which condition and changes may be unforeseeable by the Company or may be beyond the ability of the Company to timely or at all adjust its strategic and product development plans.

The Companys operations consist of one reportable segment for financial reporting purposes: Lighting Products.

Accounts Receivable

For wholesale product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivables are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers.

As of June 30, 2022, outstanding accounts receivable in the United States has been collateralized against the May 1st 2022 working capital loans of $200 thousand each until the loan and accumulated interest have been paid off in full (see Note 5).

Allowance for Doubtful Accounts

 The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customers ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Companys historical payment experience. An allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of June 30, 2022, and December 31, 2021, management determined that accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

 Inventories

The Companys inventory, which consists of finished Thin Cast Smart Mirror products for resale to consumers by Capstone, is recorded at the lower of landed cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management regularly reviews the Companys investment in inventories for such declines in value. The write-downs are recognized as a component of cost of sales. Management did not feel a reserve was necessary was of June 30, 2022 or December 31, 2021 based on its analysis. As of June 30, 2022, and December 31, 2021, the inventory was valued at $1,025,911 and $508,920, respectively. Approximately $517 thousand of the inventory increase is the result of the buildup of the Connected Surfaces inventory to support the new online sales program in 2022.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“Capstone). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States.

Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Capstones common stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired.

Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized. Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Companys market capitalization.

As a result of the economic uncertainties caused by the COVID-19 pandemic and decline in revenue during the quarter ended June 30, 2022, management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis for the three months ended June 30, 2022. The analysis concluded that the Companys fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required.

The Company estimates the fair value of its single reporting unit relative to the Companys market capitalization which utilizes level 1 inputs.

 Fair Value Measurement

The accounting guidance under Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC), “Fair Value Measurements and Disclosures (ASC 820-10) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the hierarchy are as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding as of June 30, 2022, and 2021. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2022, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 2,087,921 which was comprised of 888,288 stock options, 199,733 warrants and 15,000 of Preferred B-1 stock convertible into 999,900 of common stock, as compared to 980,000 stock options for the three months ended June 30, 2021.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates wholesale revenue from developing, marketing, and selling consumer lighting products through national and regional retailers. The Companys products are targeted for applications such as home indoor and outdoor lighting and have different functionalities. Capstone currently operates in the consumer lighting products category in the United States and in certain overseas markets. These products may be offered either under the Capstone brand or licensed brands.

A sales contract occurs when the customer-retailer submits a purchase order to buy a specific product, a specific quantity, at an agreed-fixed price, within a ship window, from a specific location and on agreed payment terms.

The selling price in all of our customers orders has been previously negotiated and agreed to including any applicable discount prior to receiving the customers purchase order. The stated unit price in the customers order has already been determined and is fixed at the time of invoicing.

 The Company recognizes product revenue when the Companys performance obligations as per the terms in the customers purchase order have been fully satisfied, specifically, when the specified product and quantity ordered has been manufactured and shipped pursuant to the customers requested ship window, when the sales price as detailed in the purchase order is fixed, when the product title and risk of loss for that order has passed to the customer, and collection of the invoice is reasonably assured. This means that the product ordered and to be shipped has gone through quality assurance inspection, customs and commercial documentation preparation, the goods have been delivered, title transferred to the customer and confirmed by a signed cargo receipt or bill of lading. Only at the time of shipment when all performance obligations have been satisfied will the judgement be made to invoice the customer and complete the sales contract.

With the Company launching the Smart Mirror program, these orders are sold initially through e-commerce platforms. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which will generally occur upon delivery.

The Company may also sell the Smart Mirror program through independent retailers. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which will generally occur upon order shipment.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$—	—%	$—	—%
Lighting Products- International	—	—%	—	—%
Smart Mirror Products- U.S.	19,907	100%	—	—%
Total Net Revenue	$19,907	100%	$—	—%

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$202,259	71%	$141,900	32%
Lighting Products- International	44,640	16%	296,523	68%
Smart Mirror Products- U.S.	35,987	13%	—	—%
Total Net Revenue	$282,886	100%	$$438,423	100%

We provide our wholesale customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

Customer wholesale orders received are not long-term orders and are typically shipped within six months of the order receipt, but certainly within a one-year period. Our payment terms may vary by the type of customer, the customers credit standing, the location where the product will be picked up from and for international customers, which country their corporate office is located. The term between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. In order to ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer.

 The Company selectively supports retailers initiatives to maximize sales of the Companys products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $1.3 thousand and a $0 for the three months ended June 30, 2022, and 2021, respectively and $2.3 thousand and $7.6 thousand for the six months ended June 30, 2022 and 2021, respectively.

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

 CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $39,110 and $3,573 for the three months ended June 30, 2022 and 2021, and $160,484 and $7,583 for the six months ended June 30, 2022 and 2021, respectively. The approximate $152 thousand increase over last year was mainly the result of the Companys attendance at the Consumer Electronics Show (CES) in January 2022 which was cancelled in 2021 because of the COVID-19 pandemic and promotional activities connected with the Smart Mirror products in social media.

 Product Development

Our research and development consultants located in Hong Kong working with our designated contractor factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred. With the reduction of revenue resulting from the impact of the COVID-19 pandemic and combined with the transfer of manufacturing to Thailand, the CIHK operation was closed down in March 2022 and the Company will remain registered in Hong Kong in a dormant status. Two key management were retained as consultants to support product development and sales operations.

Product development expenses were $44,708 and $52,153, for the three months ended June 30, 2022, and 2021, respectively and $96,268 and $79,045 for the six months ended June 30, 2022 and 2021, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of June 30, 2022 and December 31, 2021, respectively

	June 30,	December 31,
	2022	2021
Accounts payable	$148,935	$126,281
Accrued warranty reserve	41,742	46,322
Accrued compensation and deferred wages, marketing allowances, customer deposits.	185,777	365,948
Total	$376,454	$538,551

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

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years.

If the Company were to subsequently record an unrecognized tax benefit, associated penalties and tax related interest expense would be recorded as a component of income tax expense.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation- Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Companys condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense. The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized during the three months ended June 30, 2022, and 2021 was $3,362 and $4,200, respectively and $6,724 and $8,400 for the six months ended June 30, 2022 and 2021, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, periodic impairment tests, product warranty obligations, valuation of inventories, tax related contingencies, valuation of stock-based compensation, other contingencies and litigation, among others. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Historically, past changes to these estimates have not had a material impact on the Companys financial statements. However, circumstances could change, and actual results could differ materially from those estimates.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU) 2016-13, “Financial Instruments – Credit Losses. This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the effective date of this ASU was deferred until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the potential impact of adopting this guidance on its consolidated financial statements.

Adoption of New Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740). The amendments in ASU 2019-12 seek to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify GAAP in other areas of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of ASU 2019-12 did not have a material effect on the Company’s consolidated financial statements.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Companys consolidated financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Companys consolidated financial statements properly reflect the change.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FIDC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of June 30, 2022 and December 31, 2021, the Company had approximately $148.2 thousand and $471.5 thousand, respectively, in excess of FIDC insurance limits.

Accounts Receivable

The Company grants credit to its customers, located throughout the United States and their international locations. The Company typically does not require collateral from national retail customers. Credit risk is limited due to the financial strength of the customers comprising the Companys customer base and their dispersion across different geographical regions. The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. As the Companys ecommerce revenue starts to increase the makeup of the accounts receivable will change significantly. Stripe is the company that processes online payments for our website. We should receive payment from them within 3 days of the product shipment. If the product is shipped through Amazon online platform it could take between 20 and 30 days for collection.

 Financial instruments that potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Major Customers

With the availability of the new Smart Mirror inventory, the Company has started to expand its business into the on-line market for the Smart Mirror program. The Company had two customers who comprised 71% and 16%, respectively, of net revenue during the six months ended June 30, 2022, and two customers who comprised 47% and 32%, respectively, of revenue during the six months ended June 30, 2021. The loss of these customers would adversely impact the business of the Company.

As of June 30, 2022, approximately $9.4 thousand or 100% of accounts receivable was from one retail customer and various online customers. As of December 31, 2021, approximately $1 thousand or 100% of accounts receivable was from two customers.

 As the Company increases its ecommerce business, rather than having hundreds of individual consumer customers we will have as customers those companies that we have selected to process our orders such as Stripe, Amazon or Wayfair.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (Continued)

Major Vendor

The Company had two vendors from which it purchased 72% and 23%, respectively, of merchandise during the six months ended June 30, 2022, and two vendors from which it purchased 47% and 31% of merchandise during the six months ended June 30, 2021. The loss of these suppliers could adversely impact the business of the Company. As of June 30, 2022, approximately $101 thousand or 70% of accounts payable was due to one vendor. As of December 31, 2021, approximately $92 thousand or 73% of accounts payable was due to one vendor.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal (the “Lenders). There were no borrowings on this working capital loan. The short-term facility ended June 30, 2021.

In consideration for the Lenders providing the loan under this agreement and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company issued to the Lenders 7,500 shares of the Companys Series B-1 Convertible Preferred Stock (“Preferred Shares) Each Preferred Share converts into 66.66 shares of common stock at option of Lender . The Preferred Shares and any shares of Common Stock issued under the loan agreement are “restricted securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences, or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of Common Stock to be issued upon conversion and the market price of the Common Stock on the date the working capital loan agreement was executed. The Company amortized the $48,996 into interest expense over the six months of the agreement and included in interest expense on the consolidated statements of operations.

On July 2, 2021, the Board of Directors (“Board) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of such a funding facility for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 which is due 18 months from receipt of the funds. Under this agreement, the interest terms are 5% based on a 365- day year. This agreement shall continue in full force for 18 months from the start date. As of June 30, 2022, the note balance of $1,055,629 includes accrued interest of $35,629 which has been classified as a current liability due to the maturity in April 2023.

 On May 1, 2022 the Company negotiated three separate $200,000 Working Capital Funding agreements, to provide funding for daily operations (the “Working Capital Funding Agreements). The Board resolved that certain Directors could negotiate the terms of a working capital funding agreement for up to a total of $600,000, with Directors S. Wallach (Group Nexus), J. Postal and Mouhaned Khoury. The terms are for 18 months with a simple interest rate of 5 percent per annum. The loans may be prepaid in full or partially without any penalty The Company received the $600,000 of funding under the Working Capital Funding Agreement on various dates during the quarter ended June 30, 2022. As of June 30, 2022, the balance outstanding was $605,013 which includes an accrued interest of $5,013.

NOTE 4– COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease agreements for offices in Fort Lauderdale, Florida expiring at June 2023. The Companys principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective November 1, 2019, the Company entered a prime operating lease with the landlord “431 Fairway Associates, LLC ending June 30, 2023, for the Companys executive offices located on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4– COMMITMENTS AND CONTINGENCIES (Continued)

also responsible for approximately 4,694 square feet of common area maintenance charges ,respectively in the leased premises which has been estimated at $12.00 per square foot or approximately $56,000 on an annualized basis.

The Companys rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended June 30, 2022, and 2021 amounted to $35,783 and $35,483, respectively and $74,683 and $71,083 for the six months ended June 30, 2022 and 2021,respectively, including the common area maintenance charges. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

Supplemental balance sheet information related to leases as of June 30, 2022 is as follows:
Assets
Operating lease - right-of-use asset	$231,077
Accumulated amortization	$(164,066)
Operating lease - right - of -use asset , net	$67,011
Liabilities
Current
Current portion of operating lease	$73,781

Noncurrent
Operating lease liability, net of current portion	$—

Supplemental statement of operations information related to leases for the period ended June 30, 2022, is as follows:
Operating lease expense as a component of other general and administrative expenses	$33,910

Supplemental cash flow information related to leases for the period ended June 30, 2022, is as follows:
Cash paid for amounts included in the measurement of lease liabilities: Operating cash flow paid for operating lease	$37,188

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	12
Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of June 30, 2022 are as follows:

Year	Operating Lease
2022 (remaining months)	$38,304
2023	38,304
Total Minimum Future Payments	76,608
Less: Imputed Interest	2,827
Present Value of Lease Liabilities	$73,781

Consulting Agreements

On July 1, 2015, the Company entered into a consulting agreement with George Wolf, whereby Mr. Wolf was paid $10,500 per month through December 31, 2015 increasing to $12,500 per month from January 1, 2016 through December 31, 2017.

 CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

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

The consulting agreement can be terminated upon 30 days notice by either party. The Company may, in its sole discretion at any time convert Mr. Wolf to a full-time Executive status. The annual salary and term of employment would be equal to that outlined in the consulting agreement.

Employment Agreements

On February 5, 2020, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2020 and ends February 5, 2023. The parties may extend the employment period of this agreement by mutual consent with approval of the Companys Board of Directors, but the extension may not exceed two years in length.

On February 5, 2020, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton was paid $191,442 per annum. The term of agreement began February 5, 2020 and ended February 5, 2022.

Effective September 1, 2020, through March 31, 2021, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClintons salary were deferred to be repaid in the future. As of December 31, 2021, $86,977 and $20,616, respectively, have been deferred until later in 2022. As of June 30, 2022, total wages deferred for Mr. Wallach were approximately $86,977 and $0 for Mr. McClinton.

On February 6, 2022, the Company entered into an Employment Agreement with James McClinton (Chief Financial Officer and Director), whereby Mr. McClinton will be paid $736.41 per day. The term of this new agreement began February 6, 2022 and ends August 30, 2022.

There is a provision in Mr. Wallachs employment agreement, if the officers employment is terminated by death or disability or without cause, the Company is obligated to pay to the officers estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of “merit based bonuses earned by the Executive during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executives health and dental insurance benefits for 6 months starting at the Executives date of termination. If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against

 CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

the Executives severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

On March 4, 2022,with the closure of the CIHK operation, the Company entered a consulting agreement with Fayyyaz Fakhruddin Bootwala (Frank),who previously was a direct employee as the Business Development and Product Manager. Frank will continue to perform similar duties but as an independent contractor. The agreement will end February 28, 2023, which term maybe extended by mutual agreement between the consultant and Company on an agreed upon schedule with prior written notice. Notwithstanding the foregoing , the Agreement may be terminated by either party at any time after the initial 60 day term, upon 30 days prior written notice. The consulting fee in consideration for these services will be $6,119.00 USD paid in arrears monthly on receipt of invoice.

On March 4, 2022, with the closure of the CIHK operation, the Company entered a consulting agreement with Yee Moi Choi (Johnny),who previously was a direct employee as the Logistics Manager. Johnny will continue to perform similar duties but as an independent contractor. The agreement will end February 28, 2023, which term maybe extended by mutual agreement between the consultant and Company on an agreed upon schedule with prior written notice. Notwithstanding the foregoing , the Agreement may be terminated by either party at any time after the initial 60 day term, upon 30 days prior written notice. The consulting fee in consideration for these services will be $4,127.00 USD paid in arrears monthly on receipt of invoice.

Public Relations

Effective May 1st the Company finalized a marketing/ public relations agreement with Tongal, which is an online service that connects companies with branding and marketing consultants and services, will provide services for the development and creation of digital assets for use on the Companys website, social media ads and other ecommerce websites such as Amazon. The platform fee will be $30,000 with production expenses additional. The initial period will be for six months. The Company can terminate the agreement with a written notice 30 days prior to the end of the Agreement and will automatically renew for a further six months at the same rate.

Directors Compensation

On May 6, 2021, the Company approved the following basic compensation arrangement for independent directors of the Company for their continued services, effective August 6, 2021 and ending August 5, 2022: A total compensation value of $15,000 per annum, payable $750 monthly cash, compensation or $9,000 or (60% of total value) and remainder $6,000 payable in non-qualified stock options vesting as of August 6, 2022 and with an exercise price equal to market price of common stock as of August 6, 2021, less 20% (discount). See Note 5– Stock Transactions for further disclosures.

 NOTE 5 - STOCK TRANSACTIONS

Stock Purchase Agreements

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares) of its common stock, $0.0001 par value per share, (“common stock) for an aggregate purchase price $1,498,000. The five unrelated investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act). The $1,498,000 in proceeds from the Private Placement was used mostly to purchase start up inventory for the Companys new Smart Mirror product line, and the remainder for advertising and working capital. Under the SPA, each investor is granted five-year piggyback, ‘best efforts registration rights with no penalties. The Shares are ‘restricted securities under Rule 144 of the Securities Act and are subject to a minimum six month hold period. Based on representations made to the Company, the five investors do not constitute a “group under 17 C.F.R. 240.13d-3 and have purchased the Shares solely as an investment for each investors own account. No individual investor owns more than 2% of the issued and outstanding shares of common stock.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 - STOCK TRANSACTIONS (Continued)

The Private Placement was required to raise needed working capital to purchase U.S. domestic inventory, to support the Companys new Smart Mirror product line that initially was to be sold online in the second quarter 2021. The Company engaged Wilmington Capital Securities, LLC, a FINRA and SEC registered broker to act as a placement agent to assist to raise capital through a private placement from one or more accredited investors. As compensation for their services Wilmington was paid 7% of the gross proceeds or $104,860 as a placement fee. The placement fee was offset against the $1,498,000 gross proceeds and the net amount of $1,393,140. This increased the Companys additional paid in capital as presented on the accompanying condensed consolidated statement of stockholders equity statement as of June 30, 2022. In addition, the Company issued to Wilmington as consideration for their placement fee services, warrants equal to 8% of the shares issued or 199,733 warrants.

The warrants can be exercised for five years from date of issuance, exercisable at a price per share equal to 110% or $0.66 of the price per share paid by the investors.

 Warrants

On April 28, 2021, Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66 and exercisable for five years from the issuance date. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker dealer in connection with the Companys placement of $1.4 million of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act. The estimated fair value of these warrants since issued as issuance costs, had no impact on the Companys condensed consolidated financial statements as of June 30, 2022.

As of June 30, 2022, and 2021, the Company had 199,733 and 0 warrants outstanding, respectively.

Series “B-1 Preferred Stock

 In 2009, the Company authorized 2,108,313 shares of Series B-1 preferred stock (“B-1). The B-1 preferred stock are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 convertible preferred stock. The par value of the B-1 preferred shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 holders are entitled to distribution prior to common stockholders but not before any other preferred stockholders. On June 7, 2016, the Company authorized 3,333,333 of the B-1 preferred stock. The B-1 shares have a liquidation preference of $1.0 per share or $15,000 as of June30, 2022.

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal (“Lenders). In consideration for the Lenders allowing for loan advances under the loan agreement, a below market rate of interest and the loan made on an unsecured basis, as payment of a finance fee for the loan, the Company issued a total of seven thousand five hundred shares of Companys Series B-1 Convertible Preferred Stock, $0.0001 par value per share, (“Preferred Shares) to each of the Lenders. Each preferred share converts into 66.66 shares of common stock at option of Lender. The Preferred Shares and any shares of common stock issued under the loan agreement are “restricted securities under Rule 144 of the Securities Act of 1933, as amended (See Note 4).

Options

 In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

On May 2, 2017, the Companys Board of Directors amended the Companys 2005 Equity Incentive Plan to extend the Plans expiration date from December 31, 2016 to December 31, 2021.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS (Continued)

On June 10, 2020, the Company granted 100,000 stock options each to two directors of the Company for their participation as members of the Audit Committee and Nominating and Compensation Committee, and 10,000 stock options to the Company Secretary.

The Director options have a strike price of $.435 with an effective date of August 6, 2020 and vested on August 5, 2021 and have a term of 5 years. The Company Secretary options have a strike price of $.435 with an effective date of August 6, 2020 and vested on August 5, 2021 and have a term of 10 years.

On May 6, 2021, the Company approved the following basic compensation arrangement for independent directors of the Company, effective August 6, 2021 and ending August 5, 2022: A total compensation value of $15,000 per annum, payable $750 monthly cash compensation or $9,000 or (60% of total value) and the remainder payable in non- qualified stock options vesting as of August 6, 2022 and with an exercise price equal to $1.4448 per share and exercisable for a period of five years. On August 6, 2021, the Company granted the two independent directors 4,144 common stock options each with a grant date fair value of $1.81.

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

As of June 30, 2022, there were 888,288 stock options outstanding and 880,000 options vested and exercisable. The stock options have a weighted average exercise price of $0.435 and have a weighted average contractual term remaining of 2.40 years.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the stock options granted. The expected dividend yield is based upon the fact that the Company has not historically paid dividends and does not expect to pay dividends in the near future.

For the three months ended June 30, 2022 and 2021, the Company recognized stock-based compensation expense of $3,362 and $4,200, respectively and $6,724 and $8,400 for the six months ended June 30, 2022 and 2021, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be approximately $1.1 thousand will be recognized for these options through 2022.

Adoption of Stock Repurchase Plan

On August 23, 2016, the Companys Board of Directors authorized the Company to implement a stock repurchase plan for up to $750,000 worth of shares of the Companys outstanding common stock. The stock purchases can be made in the open market, structured repurchase programs, or in privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased will be at the discretion of management and will depend on several factors including the price of the Companys common stock, market conditions, corporate developments, and the Companys financial condition. The repurchase plan may be discontinued at any time at the Companys discretion.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 - STOCK TRANSACTIONS (Continued)

On December 19, 2018, Company entered a Purchase Plan pursuant to Rule 10b5-1 under the Exchange Act, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of up to an aggregate of 750,000 shares at prevailing market prices, subject to the terms of the Purchase Plan.

On June 10, 2020, the Companys Board of Directors approved a further extension of the Companys stock repurchase plan through August 31, 2021. Since the Board of Director approval there have been no further repurchase of the Companys common stock during 2020 and further Stock repurchases have been placed on hold in order to conserve cash during the COVID-19 pandemic.

On May 6, 2021, the Companys Board of Directors approved a further extension of Rule 10b-5, the Companys stock purchase agreement with Wilson-Davis & Company, Inc. through August 31, 2022. Since the Board of Directors approval last year, in May 2022 there has been a further repurchase of 66,167 of the Companys common stock. Further, stock repurchases will be dependent on the Company future liquidity position.

During May 2022, the Company repurchased 66,167 shares of the Companys outstanding common stock in the open market. The total purchase cost was $11,662.

As of June 30, 2022, and December 31, 2021, a total of 816,167 and 750,000 of the Companys common stock has been repurchased since the program was initiated at a total cost of $119,402.

NOTE 6- SUBSEQUENT EVENTS

On July 5, 2022, the Board of Directors of the Company held a special meeting and approved the following corporate actions or proposals:

1) The Board nominated the following incumbent directors to stand for election to the Board for a term commencing upon election and ending in 2023 and the election and assumption of office of successors: (a) Stewart Wallach; (b) James McClinton; (c) George Wolf; (d) Jeffrey Postal; and (e) Jeffrey Guzy, and approved a resolution to seek shareholders vote or consent to these nominees.

2) Cash compensation for services as a director and services as a member of the Audit Committee, Compensation and Nomination Committee for independent directors Jeffrey Postal and Jeffrey Guzy was suspended for the remainder of 2022;

3) July 8, 2022, was set as the record date for holders of record of issued shares of Company Common Stock entitled to vote for election of, or written consent to election of, directors in 2022 and for any other matters presented for shareholder approval; and

4) Approved David Brooks & Associates, PC, as the Companys independent public auditors for fiscal year 2022, per recommendation and approval of Boards Audit Committee, and approved a resolution to seek shareholder ratification of the approval of David Brooks & Associates, PC as the Companys independent public auditors for fiscal year 2022.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Managements Discussion and Analysis of Financial Condition and Results of Operations in the Companys 2021 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Managements Discussion and Analysis of Financial Condition and Results of Operations. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic (including variant viruses), financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors in our latest 2021 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. In addition, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

●	COVID-19 pandemic and new emerging variants of the virus on our financial condition and operations, which could adversely affect our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, disruption of our Thai or Chinese OEM operations and the current, and uncertain future, other impacts of the COVID-19 pandemic outbreak, including its effect on the retail market place and the closure of retail stores and its effect on consumer confidence and on the ability or desire of consumers to purchase nonessential goods, such as our products, which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, cash flows, liquidity, demand for consumer products and share price.
●	Failure of e-commerce marketing and sales initiatives to counter reduced sales of products in retail brick-and-mortar or to elicit consumer interest in our Connected Surface product line.
●	our success in reducing operating expenses and the impact of any such reductions.
●	adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence and the impact of inflationary cost increases to disposable income.
●	the spread of other epidemics, pandemics, and viral outbreaks.
●	our anticipated need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.
●	our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern.

●	an impairment of our goodwill, in future reporting periods.
●	the risks and increased costs associated with operating internationally.
●	fluctuations in foreign currency exchange rates.
●	our expansion into and investments in new product categories and any inability to establish the Connected Surface product line as a viable primary revenue source in 2022.
●	our inability to obtain adequate insurance coverage.
●	volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow.
●	our inability to recruit or retain qualified personnel or the loss of key personnel.
●	our inability to keep pace with developments in technology.
●	other factors are set forth under “Risk Factors in our 2021 Annual Report.

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic outbreak and emergence of new variant viruses. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown.

The challenge facing the Company is to establish a new profitable product line, the Connected Surfaces, before the poor performance of Companys traditional LED product line and economic disruptions imposed by COVID-19 pandemic and variant viruses and cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company. The Company is a “penny stock company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. Increases in the public market price of the common stock in first fiscal quarter of 2021 is not indicative of potential performance of the common stock in the public market.

The Companys common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile.

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

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

(1)	“Capstone Lighting Technologies, L.L.C. or “CLTL is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	“Capstone International Hong Kong Ltd or “CIHK is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently moving to a dormant status.
(3)	“Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI or “Capstone.
(4)	“Capstone Companies, Inc., a Florida corporation, may also be referred to as “we, “us “our, “Company, or “CAPC. Unless the context indicates otherwise, “Company includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(5)	“China means Peoples Republic of China.
(6)	“W means watts.
(7)	References to “33 Act or “Securities Act means the Securities Act of 1933, as amended.
(8)	References to “34 Act or “Exchange Act means the Securities Exchange Act of 1934, as amended.
(9)	“SEC or “Commission means the U.S. Securities and Exchange Commission.
(10)	“Subsidiaries means Capstone Industries, Inc. (“CAPI), Capstone International H.K Ltd., (“CIHK), and Capstone Lighting Technologies, Inc. (“CLTL).
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31st.2021.
(12)	“LED or “LEDs means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	“OEM means “original equipment manufacturer.
(14)	“Connected Surfaces or “Connected Products means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY to mean “fiscal year and “Q to mean fiscal quarter in this Report

Overview of Our Business

Capstone Companies, Inc. (“Company or “CAPC) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company (“CAPI). Capstone International Hong Kong, Ltd., or “CIHK, was established to expand the Companys product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was downsized and closed in March 2022.

The Company ha~~s~~ exploited technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstones Smart Mirrors. The Companys focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in todays home. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have consumer product as in previous years. The Connected Surfaces is the Companys effort to establish business in an emerging segment that will allow for future revenue growth. The smart home segment is the umbrella category in which we will participate with the Connected Surfaces program.

 In late 2017, as management recognized that the LED category was maturing, it sought a business opportunity that would transition the Companys revenue streams to an emerging new product category. While we currently continue to supply LED products on a limited basis, our strategic plan to develop and launch new innovative product lines, like Connected Surfaces Smart Mirrors, is believed to be essential for sustaining or growing revenues.

The Company began its foray into the electronics industry in 2019 with its Connected Surfaces initiative. We decided to enter the market as we identified the smart home category to be emerging with strong long term growth potential. This strategy would require the Company to adopt a different short term business model as a way of building awareness and revenues. The business model is consumer direct through e-commerce marketing including a company webstore as well as third party resellers like Amazon, Wayfair and other recognized, available e-commerce platforms. The smart mirror business requires maintenance of inventory in order to be responsive to e-commerce and retail sales orders and lessen the impact of logistical problems with the delivery of products from Asia. The e-commerce platform is designed to build product awareness among consumers but will also allow the Company to potentially exploit and promote sales of products in brick-and-mortar retailers stores.

The Companys financial initiatives are driven by its entry into new distribution channels and calls for an increased emphasis on an e-commerce business model. As a result of the COVID-19 pandemic, retail foot traffic has diminished and e-commerce platforms have advanced with consumers across all product lines. The COVID-19 pandemic accelerated an existing trend of consumers purchasing more products online. The Connected Surfaces category is intended to find its way to retail shelves after it has been established through its direct-to-consumer e-commerce platform. The Company does not have prior experience in operating and promoting its own e-commerce website. The Companys e-commerce marketing and sales strategy will shift its historic reliance on ‘Big Box, brick and mortar retailers to an emphasis on e-commerce marketing and sales. If Connected Surfaces is successful, the gross margins generated by the e-commerce model should be greater than LED consumer lighting products. The Company will require additional funding to build its marketing effort, inventory levels and service levels, which funding must be timely and affordable to fund the desired marketing and product launch. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Companys management (“Corporate Insiders and Directors) have provided funding from time to time to support the Companys basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Smart Mirror program marketing and inventory as well as possible enhancements or an expansion of the portfolio with additional items.

During the three months ended June 30, 2022, the general U.S. economic indicators show signs of a slowdown caused by interest rate increases in order to reduce the impact of increasing inflationary pressures. Although the unemployment rate remained at 3.6% and unemployment dropped in June 2022 by 372 thousand, the consumer confidence index in June was at its lowest point in one year. Retail sales in June 2022 increased 1.0% higher than May as consumers remained resilient despite inflation. But the impact of inflation on consumer prices and consumer buying patterns will be a factor through 2022. It is projected that the inflation rate will average 7.9% through 2022. Management believes that the national vaccine inoculation program made major advances, and initially increased consumer confidence, however the recent impact of the increased interest rates and energy costs have seriously eroded into consumers available spending or adversely impacted consumer confidence in the economy. Since our Connected Surface product line is not an essential product, but a discretionary purchase, consumer products that are discretionary purchases are generally adversely impacted by uncertain or negative economic news and downturn in consumer confidence. The Company anticipates that the States will continue to open their economies and consumer foot traffic will increase in brick-and-mortar retailers in 2022 but the volume of spending may be greatly reduced. Additionally during 2022 if the Omnicron variant of COVID 19 or a new variant proves to be vaccine resistant or causes a surge in severe illness and death among a significant percentage of unvaccinated Americans and to others in other nations the negative impact to consumer confidence will be significant.

Future economic indicators are trending that the U.S. economy will slowdown in 2022-23 but narrowly avoid a recession. Reducing inflation and providing price stability will protect real incomes and help sustain growth over the medium term, however, as our wholesale business revenue is dependent on customer orders issued many months in advance, the revenue shortfall during the period continued to be driven by the uncertainty felt by retail buyers as to the short and long-term impact on the retail market of COVID-19 and its overall long-term impact on the U.S. economy and in-store retail foot traffic. Management actively monitors the impact of the global pandemic on the Companys financial condition, liquidity, operations, suppliers, industry, and workforce. Given the evolution of the COVID-19 pandemic, emergence of variants and uncertainty about future variants, and the global response to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2022.

Effects of COVID-19

During the three and six months ended June 30, 2022, the continued outbreak and global spread of COVID-19 pandemic caused significant global economic volatility, uncertainty and disruption in our operating environment.

In response to the COVID-19 and various state and local orders, the Company instituted the following actions in March 2020:

●	Placed restrictions on business travel for our employees.

●	Closed our Corporate offices both in the U.S. and in Hong Kong.

●	Modified our corporate and division office functions to allow all employees to work remotely.

As of the filing of this Form 10-Q Report, the Company continues to adhere to the same practices. With government mandated restrictions in Thailand and parts of China resulting from the upsurge in the Omicron variant, the Company restrictions on business travel remains in effect. While all the above-referenced steps are appropriate considering COVID-19 pandemic, they have impacted the Companys ability to operate the business in its ordinary and traditional course. The Company does not have a vaccination mandate for its employees.

Our business operations and financial performance for the period ended June 30, 2022, continued to be adversely impacted by COVID-19, which also contributed to the poor performance of our traditional LED product line in 2021 and the lack of revenues from the new Connected Surface products. In Thailand, the Omnicron variant of COVID-19 has recently surged which disrupted our overseas OEMs and delayed some of the Smart Mirror certification testing. This resulted in shipment delays of the company critical Connected Surface devices. The Company reported a net loss of approximately $611.3 thousand for the three months ended June 30, 2022, compared to a net loss of approximately $574.6 thousand for the three months ended June 30, 2021, respectively and a net loss of $1.072.6 and $1.073.6 million for the six months ended June 30, 2022, and 2021, respectively

During the three months ended June 30, 2022, the general U.S. economic indicators show signs of a slowdown caused by interest rate increases in order to reduce the impact of increasing inflationary pressures. The consumer confidence index in June was at its lowest point in one year. Management believes that the national vaccine inoculation program made major advances, and initially increased consumer confidence, however the recent impact of the increased interest rates and energy costs should seriously erode into consumers available spending. Company anticipates that the States will continue to open their economies and consumer foot traffic will increase in brick-and-mortar retailers in 2022 but the volume of spending maybe greatly reduced. Additionally during 2022 if the Omnicron variant of COVID 19 or a new variant proves to be vaccine resistant or continues to cause a surge in severe illness and death among a significant percentage of unvaccinated Americans and others in other nations the negative impact to consumer confidence will be significant.

The Company has been building its infrastructure to transition into the online retail business by developing an e-commerce website and has invested in developing a social media presence over the last year and these systems are ready to launch and ship its Smart Mirror product.

During the quarter ended March 31, 2022, the Company introduced the Smart Mirror on its Capstone Connected website. Prior to 2021, the Companys wholesale business relied on brick-and-mortar retail for sale of its products to consumers and sought to piggyback off retailers e-commerce websites as well as dedicated online retailers like Amazon. As the Company focuses its effort on social media driven e-commerce, the Companys online strategy is projected to deliver future growth and reduce reliance on Big Box retail. The Company believes that the gross margin is more favorable on the e-commerce business which then should translates to better returns on lower revenues. The Company does not have operational experience in running its own e-commerce site for Connected Surfaces products to substantiate this expectation of better returns on lower revenues. If the Company cannot operate an effective e-commerce site or effectively market in the e-commerce marketplace, the launch of the Connected Surfaces product line may not be successful.

Further, the market for Connected Surfaces products may not materialize as anticipated and to the extent necessary to generate sufficient revenues to fund Company operations. Since the Connected Surface products are intended to be the core business line of the Company, the failure of the Connected Surface products to gain consumer acceptance and generate sufficient revenues to sustain Company operations would leave the Company without a viable business line. It is possible that the interactive smart mirror market does not have the anticipated potential for a niche market competitor like the Company or that the Connected Surface products do not match then current consumer demand in the smart mirror market.

Further reliance on brick-and-mortar retailers may not provide the necessary financial benefits to address the Companys current financial problems. COVID-19 pandemic may have substantially altered the consumer product distribution environment. The extent to which COVID-19 pandemic will continue to impact the Companys results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Delta and Micron variant of COVID-19 for the last few months had a major surge in Thailand which necessitated sporadic regional lockdowns and s resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company placed orders for the initial inventory rollout and has received shipments in the U.S. warehouse and has other shipments in transit.as part of the domestic inventory buildup.

As a result of the continuing economic uncertainties caused by the COVID-19 pandemic and the reduced revenue during the period, Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of June 30, 2022. The analysis concluded that the Companys fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended June 30, 2022.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act. was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refundable of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021 and approximately $232 thousand tax was refunded on February 9, 2022 . The remaining balance of approximately $54.5 thousand was charged off in the three month period ended June 30, 2022 as the refund had been previously over estimated. leaving $0 remaining balance to be refunded as of June 30, 2022.

Goodwill Impairment

As a result of the economic uncertainties caused by the resurgence of the COVID-19 pandemic, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the three months ended June 30, 2022. The analysis concluded that the Companys fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required. For the three months and six months ended June 30, 2022, and 2021, the Company recognized a goodwill impairment charge of $0 for both periods.

With the continuing economic uncertainties caused by the COVID-19 pandemic including variant viruses and the increasing inflationary impact, the capital markets may have a downturn and adversely affect the Companys stock price which will require the Company to test its goodwill for impairment in future reporting periods.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The uncertainty and the continuing negative impact that the COVID-19 disruption and inflationary policies could have on the future retail business and consumers willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending, could negatively impact the demand for our products or delay future planned promotional opportunities. However, with the launch of the Smart Mirror portfolio using the online retail platform, the Company secured an additional working capital credit line of $600 thousand to support the Companys working capital needs during the period needed to facilitate revenue growth in that category.

Our business operations and financial performance for the six months ended June 30, 2022 continued to be adversely impacted by the developments discussed above. For the six months ended June 30 2022 and 2021, the Company reported a $155 thousand or 35.4% decrease in net revenue from $438 thousand in 2021 to $283 thousand in 2022. The net loss for the six months ended June 30, 2022 and 2021 was approximately $1.073 million as compared to approximately $1.074 million in 2021. During the six months ended June 30, 2022 and 2021 the Company used in operating activities approximately $1.140 million of cash in 2022 and $744 thousand in 2021. The net loss in the period accounted for cash usage of $1.073 million, inventory increased by $517 thousand as we started building inventory for the Smart Mirror program. The cash usage was partially offset by $287 thousand decrease in prepaid expenses and $285 thousand decrease in income tax refundable.

As of June 30, 2022, the Company has working capital of approximately $469 thousand and an accumulated deficit of $7.5 million. The Companys cash balance decreased by approximately $551.8 thousand from $1.277 million as of December 31, 2021 to $725.6 thousand as of June 30, 2022. These conditions raise substantial doubt about the Companys ability to continue as a going concern,

As discussed above, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. If any of our major wholesale customers fail to maintain normal operations or the Connected Surfaces program is not accepted by consumers, then the revenue could further decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Management believes that with the ongoing national distribution of vaccines, the economic impact of the COVID-19 pandemic in the U.S. will continue through 2022, but ultimately should not impact the Companys long-term strategy and initiatives.

We will seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The ongoing impact of the COVID-19 pandemic on the Companys business and financial performance may also affect the Companys ability to obtain funding.

 The Company has been in discussions with alternate funding sources that offer programs that are more in line with the Companys future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. Based on past performances and current expectations, Management believes that with the $1,393,000 equity investment and the recent $1,020,000 purchase order funding and the $600,000 working capital loans, provides adequate liquidity to meet the Companys cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror inventory for the short-term. However, we will need to continue seeking additional funding through either debt or equity to continue meeting our financial obligations which consist approximately of $376 thousands of accounts payable and accrued expenses as well as a $1,660,000 note payable with related parties and accrued interest that becomes due approximately $1,055,000 in April 2023 and $605,000 thousand in November 2023 until we are able to generate sufficient cash flows from the sale of the Smart Mirror inventory. Company may be unable to secure future necessary long term funding in adequate amounts, on affordable terms and conditions or in a timely manner.

The COVID-19 pandemic resurgence in many states or emergence of new vaccine-resistant strains of the virus could have a continuing negative impact on the brick-and-mortar retail sector, with consumers unwilling to visit retail stores, causing reduced consumer foot traffic and consumer spending. However, with a successful relaunch of the Smart Mirror portfolio using the online retail platform, the Company will not be as dependent on Big Box retailers for our revenue streams as in previous years.

On April 5, 2021, the Company entered into five separate security purchase agreements (“SPAs) whereby the Company privately placed an aggregate of 2,496,667 shares of Company common stock for an aggregate purchase price $1.498,000 (transactions being referred to as the “Private Placement). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act). The $1,393,140 in net proceeds from the Private Placement will be used mostly to purchase start up inventory for the Companys new Smart Mirror product line, for a major online e-commerce fulfilment company, and the remainder for advertising and working capital (See Note 6).

On July 2, 2021, the Board of Directors (“Board) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1.020 million with Directors S. Wallach, and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company other than as a lender. This agreement was finalized, and the Company received the $1.020 million, funding under this agreement on October 18, 2021. As of June 30, 2022, the loan balance $1,055,630 includes an accrued interest of $35,630.

On May 1, 2022 the Company negotiated three $200,000 each, working capital funding agreements, to provide funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (Group Nexus), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The terms are for 18 months with a simple interest rate of 5 percent per annum. The loans may be prepaid in full or partially without any penalty The Company has received the $600,000 funding under these agreements. As of June 30, 2022, the notes balance $605,013 includes an accrued interest of $5.013.

With the global resurgence of the Omicron variant of COVID-19, the Companys manufacturers both in Thailand and China experienced sporadic regional lockdowns which caused production delays for Connected Surface products. With the same virus now becoming the dominant variant in the United States, the future impact on the retail marketplace remains uncertain, which places uncertainty on the timing of the Companys new retail programs that are planned to be introduced during 2022. Further delays in the shipment of Connected Surface products to consumers and distributors could have a significant impact on the ability of the Company to continue to withstand the multiple challenges of a declining LED product line, delay in shipping the new product line and the ongoing impact of COVID-19 pandemic.

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

Our Growth Strategy

The Companys looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. The Company will pursue new revenue opportunities through the introduction and expansion of its “Connected Surfaces portfolio into alternate distribution channels including e-commerce and others that the Company has not previously focused on. The Company also intends to leverage its existing valuable customer base and strong relationships to achieve organic growth initiatives within this new category.

Capstones past success has been in its ability to identify emerging product categories where Capstones management experience can be fully leveraged. We demonstrated this when the Company entered the LED lighting category. Our branding and product strategies delivered the Company to a well-respected market position. The Companys low-cost OEM manufacturing and operations have typically, in the past, provided an advantage in delivering great products affordably.

Our expectation is that the new product portfolio appeals to a much larger audience than our traditional LED lighting product line. The new Connected Surfaces portfolio is designed to tap into consumers ever-expanding connected lifestyles prevalent today. The products have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected MSRP retail to start at $899.00, with the goal to deliver exceptional consumer value to mainstream America. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstones new Connected Surfaces products will enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company competes in emerging, highly competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Companys products is highly dependent on economic drivers such as consumer spending and discretionary income.

Although the overseas factories have previously been fully functioning, a resurgence of the Omnicron variant of COVID-19 caused sporadic regional lockdowns with certain overseas factories that could delay shipments of products from Thailand and China, which produces all of our products. With the United States now being impacted by the Omnicron variant of the COVID-19 pandemic, we believe the impact of the virus in the U.S. will continue through 2022, but this disruption has not impacted our long-term strategy and initiatives as of the date of the filing of this Form 10-Q Report.

Last year, the Company expanded its investment and commitment in social media marketing. With our Companys plan to shift its focus to on-line commerce in the first half of 2022 and thereafter, its social media presence will be key to the Companys growth initiatives. The analytics derived from testing various messaging on social media platforms (i.e., Facebook Ads, Google Ads) has validated consumer interest in the Smart Mirror program. Based on the results from the Smart Mirrors product rollout, the Companys social media marketing efforts may be revised or expanded. Additional capital may be required to fully exploit an effective social media and e-commerce effort to support the company-critical Smart Mirrors product launch. As stated, the Company is new to social media and ecommerce marketing on the current contemplated scale and no assurances can be given, due to the lack of operational experience, on the success of those efforts, which are critical to our future financial performance and condition.

Organic Growth Strategy

Subject to adequate funding, the Company intends to pursue various initiatives to execute its organic growth strategy, which is designed to enhance its market presence, expand its customer base and maintain its recognition as an industry leader in new product development. Key elements of our organic growth strategy include:

Connected Surfaces. Historically LED lighting products have been our core business. The Capstone Lighting and Hoover Home LED brands combined, have sold millions of LED lighting products over the recent years and consequently the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company has determined that it needs to diversify and expand its core focus in order to continue to meet revenue growth initiatives. The Company has refocused its development and marketing initiatives and is determined to build on its success with a broader product portfolio beyond lighting products only. The new category “Connected Surfaces was officially launched in January 2020 at CES. The Company intends to expand the new line of “Connected Products for the next several years. The Companys product roadmap outlines plan for product introductions through 2022 and this will continue to expand as consumer product acceptance validates its innovations. The Company believes this program will leverage existing relationships with its current retail partners, deliver on its e-commerce initiatives and collectively contribute organic growth for the Company.

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

Capstones core executive team has been working together for over three decades and has successfully built and managed other consumer product companies.

Operating Managements experience in hardline product manufacturing has prepared the Company for successful entries into various consumer product markets, especially its experience in using foreign OEMs to provide capabilities not possessed internally by our company.

Product Quality: Through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party testing, product experiences by consumers are of the highest ranking. To deliver cost-competitive products without compromising quality standards, we leverage purchasing volume and capitalize on strategic vendor relationships.

Perceived Weaknesses : The Company does not possess the business, marketing, and financial resources of larger competitors or the brand recognition or international markets of some of the larger competitors. The declining financial performance of the Company due to declining sales and appeal of its LED lighting product line has placed the Company in a weakened financial position, which in turn increases the need for working capital funding from investors or lenders. The Company lacks the hard assets for affordable, sufficient debt financing and the low market price of its Common Stock makes equity funding difficult in terms of finding suitable investors who will provide adequate, affordable, timely working capital funding.

The Companys previous core products lines were focused on consumer LED lighting, which is a declining revenue source with relatively low profit margins, and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Form 10-K report. As a mature product line, LED business is a declining business line and revenue source and is not deemed as sufficient to sustain the Company as a revenue source through 2022 and into 2023.

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

COVID-19 pandemic closures of companies and shipping-distribution channels produced a delay in shipping and receipt of products from abroad and in the United States. The problems include a lack of sufficient drivers for trucking industry. The Company relies on OEMs located in Thailand and China, which have been impacted by the COVID-19 pandemic in meeting development, production and shipping deadlines. The extent of the continuing economic impact of the COVID-19 pandemic and resulting logistical delays is uncertain as of the date of this Form 10-Q report. The Company is actively exploring production capabilities in Mexico as an alternative product development and production source in order to eliminate shipping delays from Asia, but a Mexican source has not been identified as of the date of the filing of this Form 10-K and the Company may not be able to locate a Mexican source. Even if identified, a Mexican production source for products would not be in place prior to 2023, if then.

Capstones international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies.

Should the increased U.S. tariffs imposed on Chinese manufactured goods remain it may increase the cost of electronic components used in our products.

 While we have established new production capacity in Thailand, there is no final resolution of the U.S. / China trade dispute from which specific components are sourced. Developing a new, efficient OEM relationship in a new country takes time and effort to reach acceptable production efficiencies. We have only a short operational experience with Thai OEMs and cannot predict long term effectiveness of the relationship.

If the COVID-19 pandemic and increasing inflationary pressures continues to adversely impact operations and consumer confidence in 2022, it could have a detrimental impact on our ability to maintain operations by depressing consumer purchase of our products, whether online or in retail stores. Withstanding continued losses could cause the Company to consider significant corporate transaction, including, without limitation, a possible merger and acquisition transaction or reorganization to protect the core operations from the ongoing impact of the COVID-19 pandemic. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, and the Company being in transition from a declining product line and not yet establishing a profitable product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market, the Company may be unable to consummate a corporate transaction that sustains operations.

Products and Customers

While the Company is expanding its product portfolio through the introduction of the Capstone Connected Surfaces program, it still develops and offers a select number of LED lighting products under the “Capstone Lighting brand for both the U.S. and overseas market. The product lines available as of the date of this 10-Q report are as follows:

Connected Surfaces – Smart Mirrors

Standard Rectangular

Wardrobe/Fitness Mirror

LED Puck Lights

LED Undercabinet Light Bars

LED Motion Sensor Lights

The plan to expand the Companys product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits.. Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred for a period before revenues occur.

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sams Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Companys products through the internet as well as through retail storefronts and catalogs/mail order. In a post-COVID-19 pandemic environment, these distribution channels may be less valuable as distribution channels, especially for the Smart Mirrors product line and if our e-commerce initiative succeeds and expands. The effective development of an e-commerce-based approach to distribution of products may be critical to the future performance of the Company. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. The Company has sold Capstone brand products to markets outside the U.S., including Australia, Japan, South Korea, and the United Kingdom. International sales for the six months ended June 30, 2022, were approximately $44.6 thousand or 16 % of net revenue as compared to $296.5thousand or 68% in the same period 2021. The Companys performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Companys initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic.

The Companys products are subject to general economic conditions that impact discretionary consumer spending on non-essential items. Such continued progress depends on a number of assumptions and factors, including ones mentioned in “Risk Factors below. Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Companys initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. The Companys ability to fund the pursuit of our goals remains a constant, significant factor.

With the Companys “Connected Surfaces category, Capstone has developed a comprehensive product offering. Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences, and budgets. The Company believes in its strategy to offer consumers with an array of innovative connected products and quickly introduce additional products to continue to allow Capstone to further penetrate this developing market.

Tariffs. The previous U.S. administration implemented certain tariffs that directly affected the Companys competitiveness. While all companies in certain industries are affected equally, the appeal for these products to consumers was negatively impacted when retail prices increased due to higher duty rates. The Company has seen promotional schedules cut back and retailers have requested pricing adjustments that would not be known to them in advance to products being shipped. Capstones business model insulates the Company from paying duties as its retail partners are the importers of record. The obvious unknown is the final impact of tariffs to the landed costs. Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

Tariffs and trade restrictions imposed by the previous U.S. administration provoked trade and tariff retaliation by other countries. A “trade dispute of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. As of the date of this Form 10-Q Report, the new U.S. administration is currently reviewing its future position on this issue and there has not been a resolution of the Chinese American trade dispute.

Sales and Marketing

Our LED products have been sold nationally and internationally through a direct sales force. The sales force markets the Companys LED products through numerous retail locations worldwide, including larger retail warehouse clubs, hardware centers and e-commerce websites. Our business model has been designed to support “direct import sales made directly to the retail customer. However, we also offer “domestic sales programs which will be expanded in the future as a result of the Capstone Connected Surfaces program becomes available. As we shift to Connected Surfaces products, the LED products will become a secondary product line.

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

To the extent permitted by our current financial condition, we continue to make investments to expand our sales, marketing, technical applications support and distribution capabilities to sell our product portfolio. We also continue to make investments to promote and build market awareness of the products and brands we offer. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales agencies. Our independent sales agencies are paid a commission based upon sales made in their respective territories. Our sales agencies are recruited, trained, and monitored by us directly. We will utilize an agency as needed to help us provide service to our retail customers as required. The sales agency agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days prior notice. Our international sales to divisions of U.S. based retailers are made by our in-house sales team.

The Company has actively promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES) or the International Hardware Show, but also relies on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities. This marketing effort will continue as a complement to the social media and e-commerce initiatives.

In the six months ended June 30, 2022, and 2021, the Company had two customers who comprised approximately 87 % and 79%, respectively, of net revenue. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

The Company has been focused on establishing an on-line e-commerce presence to support the introduction of the “Connected Surfaces program and deliver direct to consumer.

 In 2021, we utilized social media platforms and online advertising campaigns to further grow the Companys online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, Capstone has launched a You Tube channel Smart Mirror videos and established a Twitter account. The Company has a social media presence on the following social media platforms:

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

Competition is influenced by technological innovation, brand perceptions, product quality, value perception, customer service and price. Over the past several years while the Companys focus has been on LED lighting, principal competitors include Energizer, Feit Electric and Jasco Products Co. (an exclusive licensee of General Electric Company). The Company believes private-label sales by large retailers has some impact on the market in some parts of the world as many national retailers such as Costco, Home Depot, Target and Sams/Wal-Mart offer lighting as part of their private branded product lines. Many of the Companys competitors have greater resources and capabilities, including greater brand recognition, research and development budgets and broader geographical market reach. Competitors with greater resources could undermine Capstones expansion efforts by marketing campaigns targeting its expansion efforts or price competition.

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

With trends and technology continually evolving, and subject to adequate and affordable funding, Capstone will continue to invest and develop new products that are competitively priced with consumer centric features and benefits easily articulated to influence point of sale decision making. Success in the markets we serve depends upon product innovation, pricing, retailer support, responsiveness, and cost management. The Company continues to invest in developing the technologies and design critical to competing in our markets. Our ability to invest is limited by operational cash flow and funding from third parties, including members of management and the Board of Directors, and by the ongoing impact of the COVID-19 pandemic on our business and financial performance. Subject to adequate and affordable funding, absence of unexpected competition or technological developments in connected surface devices, and a curbing of the impact of the COVID-19 pandemic, the Company believes that it can effectively pursue and exploit product market niches because of managements proven track record in delivering innovation to the market and cost-effective and timely manner.

Research, Product Development, and Manufacturing Activities

The Companys research and development operations based in Florida and Thailand design and engineer many of the Companys products, with collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas. Our research and development focus includes efforts to:

●	Establish Capstone Connected Surfaces portfolio as an innovator in the smart home segment.

●	Develop product with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost; and

●	Solidify new manufacturing relationships with contract manufacturers in Thailand.

The Company establishes strict engineering specifications and product testing protocols with the Companys contract manufacturers and ensure that their factories adhere to all Regional Labor and Social Compliance Laws. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing is conducted at the contract manufacturers facility and at their 3rd party testing laboratories overseas.

Capstones research and development team enforces its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Companys products manufactured overseas, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each countrys individual regulatory standards. The Company also hires quality control inspectors who examine and test products to Capstones specification(s) before shipments are released.

To successfully implement Capstones business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumers growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations.

Investments in technical and product development are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials currently used by Capstone are sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Companys specifications and provide the necessary facilities and labor to manufacture the Companys products. Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product and whose facility is located in the country that most benefits from the U.S. Tariff regulations. To ensure the consistent quality of Capstones products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures are additional to the manufacturers internal quality control procedures and performed by Quality Assurance personnel.

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

Intellectual Property

CAPC subsidiary, CAPI, has filed a number of U.S. trademarks and patents over the past decade. These include the following trademarks: Exclusive license and sub-license to Power Failure Technology; Capstone Power Control, Timely Reader, Pathway Lights, and 10 LED - Eco-i-Lite Power Failure Light, 5 LED - Eco-i-Lite Power Failure Light, 3 LED - Eco-i-Lite Power Failure Light, 3 LED Slim Line Eco-i-Lite Power Failure Light, LED Induction Charged Headlight. We also have a number of patents pending; Puck Light (cookie), Puck Light Base, Multi-Color Puck Lights, LED Dual Mode Solar Light, Integrated Light Bulb (Coach Light), LED Gooseneck Lantern, Spotlights, Security Motion Activated Lights, Under Cabinet Lighting and Bathroom Vanity Light. CAPC periodically prepares patent and trademark applications for filing in the United States and China. CAPC will also pursue foreign patent protection in foreign countries if deemed necessary to protect a patent and to the extent that we have the available cash to do so. CAPCs ability to compete effectively in the Home Lighting categories depends in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements, licensing, and cross-licensing agreements. CAPC owns a number of patents, trademarks, trademark and patent applications and other technology which CAPC believes are significant to its business. These intellectual property rights relate primarily to lighting device improvements and manufacturing processes.

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

Information Technology

The efficient operation of our business is dependent on our information technology systems. We rely on those systems to manage our daily operations, communicate with our customers and maintain our financial and accounting records. In the normal course of business, we receive information regarding customers, associates, and vendors. Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, results of operations, product development and make us unable or limit our ability to respond to customers demands.

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

Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended June 30, 2022, as compared to those we disclosed in Managements Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

Revenue is currently mainly derived from sales of our residential lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sales contractual arrangements. Each contract on acceptance will have a fixed unit price. Most of our sales are to the U.S. market which in the quarter ended June 30, 2022 represented 100% of revenues and we expect that region to continue to be the major source of revenue for the Company. We derived 0 % of our revenue from overseas sales. Net revenue also includes the cost of instant rebate coupons, and product support allowances provided to retailers and online orders to promote certain products. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers, associated duties and inbound freight. In addition, our cost of goods sold also include inventory adjustments, warranty claims/reserves and freight allowances. We source our manufactured products based on customer orders.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product costs and fluctuations in the cost of our purchased components

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of sales representatives commissions, advertising and trade show expense and costs related to employees compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021
(In Thousands)
	June 30, 2022		June 30, 2021
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$20	100.0%	$—	—%
Cost of sales	(11)	(55.0)%	—	—%
Gross Profit	9	45.0%	—	—%
Operating Expenses:
Sales and marketing	61	305.0%	8	—%
Compensation	219	1095.0%	350	—%
Professional fees	106	530.0%	76	—%
Product development	45	225.0%	52	—%
Other general and administrative	118	590.0%	95	—%
Total Operating Expenses	549	2745.0%	581	—%
Operating Loss	(540)	(2700.0)%	(581)	—%
Other Income (Expense):
Other income	—	—%	31	—
Other expense	(16)	(80.0)%	(25)	—%
Total Other Income (Expense)	(16)	(80.0)%	6	—%
Loss Before Tax Benefit	(556)	(2780.0)%	(575)	—%
Income Tax Expense	55	275.0%	—	—
Net Loss	$(611)	(3055.0)%	$(575)	—%

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021
(In Thousands)
	June 30, 2022		June 30, 2021
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$283	100.0%	$438	100%
Cost of sales	(198)	(70.0)%	(310)	(70.8)%
Gross Profit	85	30.0%	128	29.2%
Operating Expenses:
Sales and marketing	194	68.6%	12	2.7%
Compensation	416	147.0%	702	160.2%
Professional fees	262	92.6%	203	46.6%
Product development	96	33.9%	79	18.0%
Other general and administrative	259	91.5%	198	45.2%
Total Operating Expenses	1227	433.6%	1194	272.6%
Operating Loss	(1,142)	(403.5)%	(1,066)	(243.4)%
Other Income (Expense):
Other income	152	53.7%	41	9.4%
Other expense	(28)	(9.9)%	(49)	(11.2)%
Total Other Income (Expense)	124	43.8%	(8)	(1.8)%
Loss Before Tax Benefit	(1,018)	(359.7)%	(1,074)	(245.2)%
Income Tax Expense	55	19.4	—	-%
Net Loss	$(1,073)	(379.2)%	$(1,074)	(245.2)%

Net Revenues

Our business operations and financial performance for the quarter ended June 30, 2022, continued to be adversely impacted by the economic effects of the COVID-19 pandemic to the U.S. and global economy. As our LED revenue is dependent on customer orders issued many months in advance, this revenue shortfall continued to be driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick-and-mortar stores.

Net revenues for the three months ended June 30, 2022, were $20 thousand, an increase of $20 thousand as compared to the same period 2021.

Net revenues for the six months ended June 30, 2022, were $283 thousand, a decrease of $155 thousand or 35.4 % from approximately $438 thousand in the same period 2021.

For the three months ended June 30, 2022, international sales were $0 or 0% of revenue as compared to $0 thousand or 0% of revenue in 2021.

For the six months ended June 30, 2022, international sales were $45 thousand or 16% of revenue as compared to $296 thousand or 68% of revenue in 2021.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022		2021
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$—	—%
Lighting Products- International	—	—%	—	—%
Smart Mirror Products- U.S.	19,907	100%	—	—%
Total Revenue	$19,907	100%	$—	—%

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2022		2021
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$202,259	71%	$141,900	32%
Lighting Products- International	44,640	16%	296,523	68%
Smart Mirror Products- U.S.	35,987	13%	—	—%
Total Revenue	$282,886	100%	$438,423	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended June 30, 2022, and 2021, was $9 and $0 thousand, respectively, an increase of $9 thousand from the previous year. Gross Profit as a percent of revenue was 45% in the second quarter 2022 as compared to 0% in the same quarter 2021.

Gross profit for the six months ended June 30, 2022, and 2021, was $85 and $128 thousand, respectively, a decrease of $43 thousand from the previous year. Gross Profit as a percent of revenue was 30% in the period 2022 as compared to 29.2% in the same period 2021.

During the three months ended June 30, 2022, and 2021, the Company provided approximately $1.3 and $0 thousand, respectively of marketing allowances, which are recorded as a reduction of revenues.

Operating Expenses and Other Income (Expenses)

Sales and Marketing Expenses

For the three months ended June 30, 2022, and 2021, sales and marketing expenses were approximately $61 thousand and $8 thousand respectively, an increase of $53 thousand or 665%. The Social Media expense was $37 thousand in 2022 as compared to $1 thousand in 2021 and the smart mirror inventory storage, shipping and handling charge was approximately $10 thousand dollars as compared to $169 thousand in the same period 2021

For the six months ended June 30, 2022, and 2021, sales and marketing expenses were approximately $194 thousand and $12 thousand respectively, an increase of $182 thousand or 1516%. The Consumer Electronics Show expense was $100 thousand in January 2022 as compared to $0 in 2021 and Social Media expense was $57 thousand in 2022 as compared to $5 thousand in 2021 and the smart mirror inventory storage, shipping and handling charge was approximately $16 thousand dollars as compared to $0.3 thousand in the same period 2021

Compensation Expenses

For the three months ended June 30, 2022, and 2021, compensation expenses were approximately $219 thousand and $350 thousand, respectively, a decrease of $131 thousand or 37.4%. The elimination of all positions from the Hong Kong office has resulted in expense reduction of approximately $89 thousand or 25.4% for the three months ended June 30, 2022, as compared to 2021.

For the six months ended June 30, 2022, and 2021, compensation expenses were approximately $416 thousand and $702 thousand, respectively, a decrease of $286 thousand or 40.7%. The elimination of all positions from the Hong Kong office has resulted in expense reduction of approximately $177 thousand of 25.2% for the six months period ended June 30, 2022, as compared to 2021.

As part of the COVID-19 cost mitigation plan, the Company eliminated all positions including one executive in the Hong Kong office which have not been restated and is the main reason for the expense reduction.

Professional Fees

For the three months ended June 30, 2022, and 2021, professional fees were approximately $106 thousand and $76 thousand respectively, an increase of $30 thousand or 39.3%. During the second quarter of 2022, consulting fees related to the closure of the Hong Kong sales operation were approximately $30 thousand as compared to $0 in 2021.

For the six months ended June 30, 2022, and 2021, professional fees were approximately $262 thousand and $203 thousand, respectively, an increase of $59 thousand of 29.1%. During the six months ended June 30, 2022, consulting fees related to the setup of a manufacturing operation in Mexico were approximately $14 thousand and approximately $40 thousand related to the closure of the Hong Kong sales operation as compared to $0 in the same period 2021.

Product Development Expenses

For the three months ended June 30, 2022, product development expenses were approximately $45 thousand as compared to $52 thousand in 2021, a reduction of $7 thousand or 13.5%. During the second quarter 2022 the Company invested approximately $6 thousand in software and hardware development and certifications for the Smart Mirror project compared to $50 thousand in the same period in 2021 resulted in an expense reduction of approximately $44 thousand .. In 2022 the Company also invested approximately $19 thousand for the development of a new product line Connected surface cutting board and approximately $10 thousand in patent , trademark and sample fees.

For the six months ended June 30, 2022, product development expenses were approximately $96 thousand as compared to $79 thousand in 2021, an increase of $17 thousand or 21.5%. During the six months ended 2022 the Company invested $38 thousand in software and hardware development and certifications for the Smart Mirror project compared to $75 thousand in the same period in 2021, a decrease of approximately $37 thousand. In 2022 the Company also incurred $29 thousand of patent, trademark and sample fees compared to $1 thousand in the same period 2021.The Company also invested approximately $19 thousand for the development of a new product line Connected surface cutting board during the period 2022 as compared $0 in the same period 2021.

Other General and Administrative Expenses

For the three months ended June 30, 2022, other general and administrative expenses were approximately $118 thousand as compared to $95 thousand in 2021, an increase of $23 thousand or 24.2%. During the three months ended June 30, 2022, increased in expenses were mainly due to approximately $8 thousand increased Directors and Officers insurance premium and lodging fees approximately $5 thousand for Smart Mirror electronics consultant as compared to the same period in 2021. During the three months ended June 30, 2022, an increase of approximately $4 thousand resulted from depreciation expense of smart mirror tooling as compared to the same period 2021.

For the six months ended June 30, 2022, other general and administrative expenses were approximately $259 thousand as compared to $198 thousand in 2021, an increase of $61 thousand or 30.8%. During the six months ended June 30, 2022, increased in expenses were mainly due to a, $25 thousand prorated charge from Costco Wholesale related to a claimed LED patent infringement, that they settled, approximately $15 increased Directors and Officers insurance premium and lodging fees approximately $14 thousand for Smart Mirror electronics consultant as compared to the same period in 2021.

Total Operating Expenses

For the three months ended June 30, 2022, and 2021, total operating expenses were approximately $549 thousand and $581 thousand, respectively, a decrease of approximately $32 thousand or 5.5%.

For the six months ended June 30, 2022, and 2021, total operating expenses were approximately $1.227 million and $1.194 million, respectively, an increase of approximately $33 thousand or 2.8%.

Operating Loss

For the three months ended June 30, 2022 and 2021, the operating loss was approximately $540 thousand and $581 thousand, respectively, an increase loss of $41 thousand or 7.1%.

For the six months ended June 30, 2022 and 2021, the operating loss was approximately $1.142 million and $1,066 million, respectively, an increased loss of $76 thousand or 7.1%.

Total Other Income (Expense), net

For the three months ended June 30, 2022, and 2021, other expense was $16 thousand, net as compared to other income $6.2 thousand, net in 2021.

For the six months ended June 30, 2022, and 2021, other income was $124 thousand, net as compared other expense $8 thousand , net in 2021.

The net other income $124 thousand as of June 30, 2022, comprised of $152 thousand employee retention tax credit under Cares act 2020-2021 and approximately $30 thousand interest expense, accrued for note payable due related parties and interest income of approximately $2 thousand.

Net Loss

For the three months ended June 30, 2022, the net loss was approximately $611 thousand compared to a net loss of $575 thousand in the same period 2021, an increased loss of $36 thousand or 6.3%.

For the six months ended June 30, 2022, the net loss was approximately $1.073 million compared to a net loss of $ 1.074 million in the same period 2021, a decrease in loss of $1 thousand or 0.1%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the six months ended June 30, 2022.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of June 30, 2022, and December 31, 2021, was approximately $726 thousand and $1.277 million respectively, a decrease of approximately $551 thousand. The Company had an income tax refundable as of December 31, 2021, of approximately $285 thousand of which approximately $231 thousand was refunded on February 9, 2022 and approximately $54 thousand of income tax refundable was charged off during the three months period ended of June 30, 2022.

Summary of Cash Flows	For the Three Months ended June 30,
	2022	2021
(In thousands)
Net cash (used in) provided by:
Operating Activities	$(1,140)	$(744)
Investing Activities	—	(69)
Financing Activities	588	1,393
Net (decrease) in cash	$(552)	$580

As of June 30, 2022, the Companys working capital was approximately $469 thousand. Current assets were approximately $1.975 million and current liabilities were approximately $1.506 million and include:

●	Accounts payable of approximately $149 thousand due vendors and service providers.

●	Accrued expenses of approximately $185 thousand net of various services , allowances , deferred wages.

Note payable related parties with accrued interest of approximately $1.056 million.

●	Warranty provision for estimated defective returns in the amount of approximately $42 thousand.

●	Operating lease liability-current portion of approximately $74 thousand.

Cash Flows used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2022, and 2021 was approximately $1.140 million and $744 thousand , respectively, an increase of $397 thousand compared to last year. During the six months ended June 30, 2022, cash used in operating activities resulted from the net loss of approximately $1.072 million and approximately $516 thousand increase of initial Smart Mirror inventories. The Companys cash position was approximately $726 thousand at June 30, 2022 compared to $1.277 million at December 31, 2021.

Cash Flows used in Investing Activities

Cash used in investing activities in the six months ended June 30, 2022, and 2021 was $0 and $69 thousand, respectively.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022, and 2021, was approximately $588 thousand and $1,393 million, respectively.

As of June 30, 2022, and 2021, the Company had outstanding note payable $630,303 which includes 30,303 accrued interest & $0, respectively. As of June 30, 2022 and 2021, net proceeds from sale of common stock and stock option exercise was $0 and $1.393 million , respectively.

Directors and Officers Insurance

The Company currently has Directors and Officers liability insurance, and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

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

Operating expenses in Hong Kong are paid in either Hong Kong dollars or U.S. dollars. The exchange rate of the Hong Kong dollar to the U.S. dollar has been very stable at approximately HK $7.80 to U.S. $1.00 since 1983 and, accordingly, has not represented a currency exchange risk to the U.S. dollar. While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Hong Kong, Chinese and Thailand currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

Country Risks: Changes in foreign, cultural, political, and financial market conditions could impair the Companys international manufacturing operations and financial performance.

The Companys manufacturing is currently conducted in China and Thailand. Consequently, the Company is subject to a number of significant risks associated with manufacturing in overseas, including:

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

Interest Rate Risk: The Company does not have significant interest rate risk during the six months period ended June 30, 2022.

Credit Risk: The Company has not experienced significant credit risk, as most of our customers are long-term customers with superior payment records. Our managers monitor our receivables regularly and our Direct Import Programs are shipped to only the most financially stable customers or advance payments before shipment are required for those accounts less financially secure.

The new on-line business requires customer credit approval prior to shipment and the payment is received by the Company between 5 and 20 days after shipment depending on which ordering platform is used by the consumer. To date we have not experienced any credit risk issues, but we will closely monitor the process to assess that this trend continues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Because the Company is a smaller reporting company, this Form 10-Q Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our independent registered public accounting firm

An evaluation was conducted under the supervision and with the participation of the Companys management, including the Chief Executive Officer (“CEO) as principal executive officer and Chief Financial Officer (“CFO) as principal financial officer, of the effectiveness of the design and operation of the Companys disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act)), as of June 30, 2022. Based on that evaluation, the CEO and CFO concluded that the Companys disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Companys management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2022, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors disclosed under “Item 1A. Risk Factors in our 2021 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Described below and throughout this Form 10-Q Report are certain risks that the Companys management believes are applicable to the Companys business and the industries in which it operates. If any of the described events occur, the Companys business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. There may be additional risks that are not presently material or known and not discussed below. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers inability or refusal to pay for the products and services provided by the Company. There are also risks associated with the occurrence of extraordinary events, such as COVID-19 pandemic, terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock without primary market maker support, and due to the decline in financial performance of the Company in 2020 and 2021 and continuing into 2022. An investment in our common stock involves a very high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q Report and other SEC filings, before making an investment decision. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Statement Regarding Forward-Looking Statements above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q Report. These risk factors are not the only risks that we may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Business and Operational Risks

The continuing COVID-19 pandemic resurgence and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition and may hamper our ability to fund our operations without obtaining adequate, affordable funding, which funding may not be available as needed.

The outbreak of the COVID-19 pandemic has spread across the globe and continues to impact worldwide economic activity, including Southern Florida where the Company offices are located and in China and Thailand where the Company has its products made. The COVID-19 pandemic has prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for a period of time, due to the community spread of the disease or due to shutdowns that were requested or mandated by governmental authorities or businesses. While it is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on our business, the continued presence of COVID-19 pandemic, emergence of variant viruses and the measures taken by the governments and businesses in affected areas and in which we operate have disrupted and may continue to disrupt our product development, manufacturing supply chain, the retail marketplace and overall consumer buying confidence. For example, despite the phased reopening of the economy in many U.S. states, the resurgence or persistence of COVID-19 pandemic has paused many phased re-openings. Due to social distancing and other mandates implemented by federal, state, and local governments, many individuals are working remotely and staying at home resulting in retail stores remaining closed and demand for consumer goods like our goods remaining uncertain. As the COVID-19 pandemic continues to remain a serious health threat, the retail marketplace may have continued declines, which has reduced and may continue to reduce revenues and, as a result, could continue to adversely affect our operating results and financial condition. The overall negative impact of the COVID-19 pandemic on the economy has also impacted, and may continue to impact, the number of potential retail customers for our LED and possibly Connected Surface “Smart Mirror products. The COVID-19 pandemic outbreak and government and business mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition and could impact our ability to access the capital markets on terms acceptable to us, if at all. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of COVID-19 pandemic to our employees, including closing the corporate office, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business. The further spread of the COVID-19 pandemic or emergence of vaccine resistant strains of the virus and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results, and financial condition. The extent to which the COVID-19 pandemic outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

While the vaccination program has mitigated the impact of COVID-19 pandemic in some parts of the United States and other regions over the last nine months, the emergence of Delta variant and the still significant percentage of unvaccinated Americans in certain parts of the United States and other regions outside the United States creates the specter of the emergence of vaccine resistant variants of COVID 19 that could impose economic disruption similar to the initial wave of COVID 19 in 2020. This uncertainty makes COVID 19 pandemic an ongoing threat to and adverse factor in respect of the Companys efforts to establish a new product line to stabilize the financial results of the Company. As such, the above-described risk factors remain relevant to the Company and its business despite an improving economy in the United States and possible return to pre-COVID 19 pandemic economic growth

The adverse financial results from the COVID-19 pandemic on our business and financial performance coupled with our transition in new product focus on Connected Surfaces products and its inability to date to produce necessary revenues to support operational overhead and declining performance of the LED Lighting product lines places a significant financial strain on our Company.

Due to the limited number of employees and contractors who conduct Company operations, COVID-19 pandemic has a more significant and lasting impact on our company than larger competitor companies with significantly greater number of employees, contractors, facilities and overall resources.

We secured a $750,000 thousand short-term working capital facility which ended on June 30, 2021.The Company obtained $1.4 million in equity funding on April 5, 2021.We also negotiated three $200,000 each, working capital funding agreements, to provide funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors Stewart Wallach (Group Nexus), Jeffrey Postal and Mouhaned Khoury, a natural person. On May 1, 2022, the three individual agreements became effective. The terms are for 18 months with a simple interest rate of 5 percent per annum. The loans may be prepaid in full or partially without any penalty The Company has received the $600,000 funding under these agreements on May 5, 9 and 11, 2022. As of June 30, 2022, the notes balance $605,013 includes an accrued interest of $5.013.

We anticipate the available funding will sustain operations in the short-term, in 2022, but this assumption may prove to be incorrect. However, to sustain future operations and revenue growth we will also need either adequate and affordable additional working capital funding including purchase order funding or adequate cash flow from sales of products in fiscal year 2022. We can give no assurances that we will be able to secure affordable, adequate and timely funding as necessary in the future.

The economic disruption resulting from the COVID-19 pandemic has had an adverse impact on the global freight shipping industry and on the cost of shipping our products. Continuation of current overall inflationary pressures coupled with any continuation or worsening of shipping problems and associated increased costs could severely impact our business and financial condition by decreasing consumer demand for Connected Surface products.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. To the extent the COVID-19 pandemic continues to adversely affect the U.S. economy, and/or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood and/or magnitude of other risks described herein, including those risks related to market, credit, geopolitical and business operations and cyber, or risks described in our other filings with the SEC. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us. The emergence of new, vaccine resistant strains of the virus could result in a reoccurrence of the economic disruption caused in 2020 by the first wave of COVID-19 pandemic. Further, if a significant portion of the U.S. population refuses to get vaccinated in response to new variants of the virus and the threats they may pose to the economy and consumer spending, and thereby sustain or expand the impact of the COVID-19 pandemic, the COVID-19 pandemic may continue to harm our business and financial performance in 2021 as well as increase the possibility of new, vaccine resistant strains of the virus that perpetuate the COVID 19 pandemic.

Climate Change could adversely affect the Companys ability to receive and deliver products. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. These events can possibly make it difficult for the Companys OEM to manufacture and deliver products to the Company and for the Company to deliver products to its customers. Climate change can create delays and inefficiencies in the Companys supply and manufacturing chain. Following an interruption to its business, the Companys efforts to establish the Connected Surface product line as a viable, primary business line could be severely delayed or undermined. The Company relies on limited number of sources for the supply and manufacture of its products and a business interruption affecting the Companys OEM or Company would exacerbate any negative consequences to the Company.

We may experience labor problems that further our worsening business and financial condition. We operate with a small staff and rely on a limited number of contractors to provide the labor necessary to operate the company. The impact of the COVID 19 pandemic as well as the declining financial performance of the Company may cause reductions or loss of company personnel as well as an inability to find qualified replacements. Any inability to retain personnel or find qualified replacements would have a severe impact on the ability of the Company to efficiently operate. Further, the Company has transitioned some employees to independent contractor status, which transition may not provide the same benefits or efficiencies to the Company as having the personnel as full time employees.

With new variants of the virus posing new threats, the COVID-19 pandemic continues to be fluid and it is difficult to forecast the impact it could have on our future operations. Continued or sustained disruptions of our Thai OEM operations would have a severe impact on the ability of the Company to sustain efforts to establish Connected Surface product line as a primary, viable revenue source. The failure to establish the Connected Surface product line as a primary, viable revenue source in 2022 could be catastrophic to the prospects of the Company as a viable going concern.

Impact of Inflationary Trends may adversely impact future product sales. U.S has experienced extensive price inflation in 2022. The impact of inflation on consumer prices and consumer buying patterns will be a factor through 2022. It is projected that the inflation rate will average 7.9% through 2022. Future volatility of general price inflation could affect consumer purchases of our products, which are a discretionary expense. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Companys future financial results.

A prolonged conflict in the Ukraine may have unintended consequences such as further increased inflation due to increases in fuel and transportation costs.

Our operating results are substantially dependent on the acceptance of new products.

The success of the Connected Surfaces product line in 2022 is critical to the ability of the Company to sustain the Company as a going concern beyond 2022. The Company will not be able to assess the results of the new Connected Surfaces product line until later in 2022. While the Company routinely considers significant corporate actions as part of regular strategic planning, the Company may have to consider and pursue a strategic corporate action, like a merger, sale of operating assets or new business line, in order to sustain operations beyond 2022. The failure of the Connected Surface products to become a viable primary revenue source in 2022 would impose severe financial strain on the Company in light of the decline in sales of the LED Lighting products and absence of readily available alternative product lines and limited resources for developing and promoting a new product line.

We face competition from numerous domestic and international competitors in smart mirror industry and we cannot match the business, financial and technological resources of many of those competitors, especially in terms of being able to withstand competitive pricing efforts by competitors designed to undermine the pricing appeal of our products or overcome the well-established brand recognition by consumers and consumer loyalty enjoyed by competitors. We are new to smart mirror industry and may lack the resources or effective marketing strategy to successfully penetrate that market. With limited resources, we cannot afford an extensive multi-level, sustained marketing-sales effort that is periodically adjusted or significantly expanded to entice consumer interest in the Connected Surface product line.

The shipment of the Connected Surface products and success of Connected Surface products are critical to stabilizing the financial condition and performance of the Company. The Company started shipment of those products to customers and distributors in the first quarter of 2022. Any further delays in shipping and order fulfillment for Connected Surfaces will only impose greater financial stress on the Company and adversely impact the transition from LED product line to Connected Surfaces product line as the primary product line of the Company. A resurgence of the COVID-19 pandemic in the United States could adversely impact the Companys efforts to ship and establish the Connected Surface product line by causing economic disruption and decline in consumer willingness to purchase discretionary purchase products like a smart mirror. The Company does not have an alternative product line to the Smart Mirrors identified and ready for production, which increases the importance of a successful launch of the Smart Mirrors to sustainability of the Company.

We face risks associated with doing business in non-US jurisdictions. Our products are manufactured in and distributed from facilities, located in Asia. We are highly dependent on our foreign affiliates for their production capabilities. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on is unpredictable under current worldwide political tensions and inflationary pressures.

International operations are subject to certain risks inherent in doing business abroad, including: exposure to political, social and economic instability; expropriation and nationalization; withholding and other taxes on remittances and other payments by subsidiaries; difficulties in enforcement of contract and intellectual property rights; exposure to foreign current exchange rates, interest rates and inflation; investment restrictions or requirements; and export and import restrictions.

Our business and financial performance may be adversely affected if our information technology systems fail to perform adequately or if they are the subject of a security breach or cyberattack. We rely on a variety of information technology systems in the ordinary course of business to manage business data, communications, supply chain, order entry and fulfilment, customer support, billing and payments. Our system and processes are potentially vulnerable to cybersecurity incidents, such as terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches, including individual or advanced persistent cyber-attacks on our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information regarding our employees, suppliers and customers.

If there is a cybersecurity incident, we may suffer interruptions to our business and service, loss of assets or data, or reduced functionality, which could materially adversely affect our financial condition, business and results of operations. Many of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality a cybersecurity incident could cause. Security breaches of our systems which allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, customers, or suppliers could have an adverse impact on our results of operation. If a customer, supplier or employee alleges that a cyberattack caused or contributed to a loss or compromise of critical information, we could face significant harm to our reputation and financial condition. Any remedial costs or other liabilities related to information security system failures and cybersecurity incidents may not be fully insured or indemnified by other means.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the companys internal controls over financial reporting in their periodic SEC financial reports. We have evaluated our internal control systems in order to allow our management to meet these requirements. We can provide no assurance that we will comply with all of the requirements imposed thereby in the future. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

Risk Factors for our Common Stock

Penny Stock and Volatile Market Price.

As a matter of policy, the Company never recommends any investment in its common stock to public investors.

Due to the factors described below, the Companys Common Stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market. The Companys Common Stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Company does not have any research analyst issuing recommendations. The common stock is also a “penny stock under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the common stock and makes any investment in the common stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and require liquidity in the investment.

In March 2021, our Common Stock was approved for DWAC/Fast electronic transfer, which will enhance trading of our Common Stock, but will not eliminate the issues imposed by the lack of market support for the Common Stock or the “penny stock status of our Common Stock and, as such, will not lessen the volatility in trading and market price of our Common Stock. Further, restricted stock cannot be DWAC/Fast transferred. Many brokerage houses do not want or readily accept “penny stocks in trading accounts.

We are also a former shell company under current SEC rules and interpretations thereof. As such, our stock transfer agent requires a legal opinion as well as other paperwork to lift restrictive legends from stock certificates for non-affiliated as well as affiliated shareholders. The restrictive legends can only be lifted for at most a 90-day period for sales under Rule 144 for affiliated and non-affiliated shareholders. Further, our stock transfer agent will not permanently remove restrictive legends on stock certificates held by shareholders. absent registration of the shareholders shares of common stock under the Securities Act. This status may make our common stock even more unappealing to investors and potential purchasers and more difficult to sell or trade. “Affiliated shareholders are generally Company officers, directors, and holders of more than 10% of the issued shares of the Common Stock.

Further, our common stock is quoted on The OTC Markets Group, Inc. QB venture market. Many brokerage houses will not accept OTC stocks for deposit or for trading due to the compliance burdens and reduced financial benefits of trading in OTC stocks. This difficulty further decreases the appeal of our common stock to investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended June 30, 2022.

The Company repurchased 66,167 shares of Common Stock during the first six months of 2022 under its repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

 Item 4. Mine Safety Disclosures

 Not Applicable.

Item 5. Other Information

The Company has no information to disclose that was required to be in a report on Form 8-K during the period covered by this report but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors or make shareholder proposals

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

Dated: August 15, 2022

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer