Form 10-Q
period 2022-09-30
CAPSTONE COMPANIES, INC.
filed 2022-11-14
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the Company had 48,826,864 shares of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

EXPLANATORY NOTE

As used in this Form 10-Q Quarterly Report for the fiscal period ending September 30, 2022 (“Form 10-Q Report), “COVID-19 refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO on March 11, 2020. “COVID-19 pandemic refers to “global pandemic (as defined by WHO) caused by COVID-19. “Company, “Capstone, “we, “our, and “us refers to Capstone Companies, Inc., and its subsidiaries, unless context indicates just Capstone Companies, Inc.

The COVID-19 pandemic has had a significant, adverse economic disruption in the United States, Thailand and China, especially the locality of the Thailand and Chinese original equipment manufacturers or “OEMs of the products sold by the Company. The products sold by us are primarily sold by traditional brick-and-mortar retailers and the COVID-19 pandemic significantly, adversely impacted those retailers and our sale of traditional LED products. We developed a new product line for internet connected surfaces, smart mirrors, (“Connected Surface”) for residential use and as a replacement core product line for the LED lighting products. Connected Surface products were received initially in the United States in the first quarter 2022. The original marketing launch of the initial products of the Connected Surface program began in February 2021. The impact of COVID-19 pandemic on the Company’s business and financial performance has been significant and ongoing and, coupled with the delayed development of the Connected Surface product line, has placed a significant financial strain on the Company due to decreasing demand and sales for our LED Lighting products and a lack of sufficient compensating sales from the Connected Surface products. Despite the ramped-up vaccination program in the United States and its beneficial impact on the adverse effects of the COVID-19 pandemic, new mutations or variants of the virus, including the Omnicron subvariant BA.5 (“BA.5”) has continued to cause periodic major city lock downs and port closures in China as the government pursues a Zero- Covid-19 policy. The World Health Organization recently determined that the ongoing COVID-19 pandemic continues to constitute a Public Health Emergency of International Concern. The possibility of a vaccine-resistant strain and a future waive of economic disruption from a new wave of pandemic infections continues to create economic uncertainty. The full impact of a mutant variant is not fully understood or understandable as of the date of the filing of this Form 10-Q Report, but BA.5 appears to be highly contagious and virulent for unvaccinated persons and the significant percentage of people who are not fully vaccinated (including getting most recent booster shots) raises the specter of a new round of economic disruption in key markets for Connected Surface products and possible emergence of new variants that are not effectively combated by current vaccines. The emergence of a new variant that is not effectively combated by vaccines could cause a second global economic crisis and possibly ruinous impact of demand for the company-critical Connected Surface products. Further, consumer demand for the Connected Surface product line has not been sufficient to off-set loss of revenues from LED Lighting products.

This Form 10-Q Report contains forward looking statements (as defined by the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms or variants thereof. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Actual results may differ materially from those results implied in the forward-looking statements contained in this Form 10-Q Report as a result of various factors, some factors being beyond the Company’s control or ability to foresee. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts, regional wars and epidemic or pandemic diseases, such as the COVID-19 pandemic, which pandemic could result and has resulted in delays or suspension of product production from Thailand and China or other regions, where our products are made, or otherwise dampen consumer demand for products like our products, which are a discretionary purchase. The information contained in the filed Form 10-K Annual Report for fiscal year ended December 31, 2021 (“2021 Annual Report”), including the “Management’s Discussion and Analysis of Results of Operations and Financial Condition and “Risk Factors identifies other important factors that could cause such differences. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Further, the Company is a “penny stock company with no primary market makers and limited market liquidity. Such a status makes highly risky any investment in the Company Common Stock.

You should also read the filed Form 10-K report and the documents that we may reference in Form 10-K report and have been filed with the SEC on March 31, 2022, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect or may be implied by any forward looking statements in the Form 10-K.

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Three and Nine Months Ended September 30, 2022

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
Assets:	(Unaudited)
Current Assets:
Cash	$262,307	$1,277,492
Accounts receivable, net	26,421	1,481
Inventories	995,852	508,920
Prepaid expenses	214,005	500,748
Income tax refundable	—	284,873
Total Current Assets	1,498,585	2,573,514

Property and equipment, net	57,695	76,928
Operating lease- right of use asset, net	50,739	98,651
Deposit	24,039	11,148
Goodwill	1,312,482	1,312,482
Total Assets	$2,943,540	$4,072,723

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$266,951	$538,551
Notes payable related parties and accrued interest-current	712,323	—
Notes payable unrelated party and accrued interest-current	356,162	—
Operating lease- current portion	55,816	70,157
Total Current Liabilities	1,391,252	608,708

Long-Term Liabilities:
Operating lease- long-term portion	—	37,533
Notes payable related parties and accrued interest, less current portion	408,384	1,030,340
Notes payable unrelated party and accrued interest, less current portion	204,192	—
Deferred tax liabilities -long-term	273,954	273,954
Total Long-Term Liabilities	886,530	1,341,827
Total Liabilities	2,277,782	1,950,535

Commitments and Contingencies: ( Note 4 )

Stockholders’ Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued and outstanding- 0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued and outstanding- 15,000 shares at September 30, 2022, and December 31, 2021 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued and outstanding 48,826,864 shares at September 30, 2022 and 48,893,031 shares at December 31, 2021.	4,884	4,892
Additional paid-in capital	8,550,510	8,554,320
Accumulated deficit	(7,889,638)	(6,437,026)
Total Stockholders’ Equity	665,758	2,122,188
Total Liabilities and Stockholders ‘Equity	$2,943,540	$4,072,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues, net	$35,876	$44,640	$318,762	$483,063
Cost of sales	(27,440)	(32,177)	(225,571)	(341,953)
Gross Profit	8,436	12,463	93,191	141,110

Operating Expenses:
Sales and marketing	84,171	7,082	278,323	18,910
Compensation	210,730	314,890	626,199	1,017,125
Professional fees	90,761	80,593	353,088	284,134
Product development	29,500	112,887	125,768	191,932
Other general and administrative	115,477	115,497	374,039	313,141
Total Operating Expenses	530,639	630,949	1,757,417	1,825,242
Operating Loss	(522,203)	(618,486)	(1,664,226)	(1,684,132)

Other Income (Expenses):
Other income	161,848	—	313,848	41,059
Interest expense, net	(20,418)	—	(48,516)	(48,996)
Total Other Income (Expenses), net	141,430	—	265,332	(7,937)

Loss Before Income Taxes	(380,773)	(618,486)	(1,398,894)	(1,692,069)

Income Tax (Benefit) Expense	(800)	—	53,718	—

Net Loss	$(379,973)	$(618,486)	$(1,452,612)	$(1,692,069)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,878,745	48,860,743	47,962,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, AND SEPTEMBER 30, 2021

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2021	—	$—	15,000	$2	—	$—	48,893,031	$4,892	$8,554,320	$(6,437,026)	$2,122,188
Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Net Loss	—	—	—	—	—	—	—	—	—	(461,304)	(461,304)
Balance at March 31, 2022			15,000	2	—	—	48,893,031	4,892	8,557,682	(6,898,330)	$1,664,246

Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Repurchase of shares	—	—	—	—	—	—	(66,167)	(8)	(11,654)	—	(11,662)
Net Loss	—	—	—	—	—	—	—	—	—	(611,335)	(611,335)
Balance at June 30, 2022	—	—	15,000	2	—	—	48,826,864	4,884	8,549,390	(7,509,665)	1,044,611

Stock options for compensation	—	—	—	—	—	—	—	—	1,120	—	1,120
Net Loss	—	—	—	—	—	—	—	—	—	(379,973)	(379,973)
Balance at September 30, 2022	—	$—	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	($7,889,638)	$665,758

Balance at December 31, 2020	—	$—	—	$—	—	$—	46,296,364	$4,630	$7,053,328	$(4,473,397)	$2,584,561
Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Stock issued to Directors for loan	—	—	15,000	2	—	—	—	—	48,994	—	48,996
Net Loss	—	—	—	—	—	—	0	—	—	(498,986)	(498,986)
Balance at March 31, 2021	—	—	15,000	2	—	—	46,296,364	4,630	7,106,522	(4,972,383)	2,138,771

Stock options for compensation	—	—	—	—	—	—	—	—	4,200	—	4,200
Common stock for cash, net of fees	—	—	—	—	—	—	2,496,667	251	1,392,889	—	1,393,140
Net Loss	—	—	—	—	—	—	—	—	—	(574,597)	(574,597)
Balance at June 30, 2021	—	—	15,000	2	—	—	48,793,031	4,881	8,503,611	(5,546,980)	2,961,514

Stock options for compensation	—	—	—	—	—	—	—	—	1,615	—	1,615
Common stock for cash, net of fees	—	—	—	—	—	—	100,000	11	43	—	43,501
Net Loss	—	—	—	—	—	—	—	—	—	(618,486)	(618,486)
Balance at September 30, 2021	—	$—	15,000	$2	—	$—	48,893,031	$4,892	$8,548,716	$(6,165,466)	$2,388,144

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,452,612)	$(1,692,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,233	7,392
Stock based compensation expense	7,844	10,015
Noncash lease expense	47,912	44,472
Non-cash stock issued to Directors for loan	—	48,996
Accrued interest added to notes payable related and unrelated parties	50,721	—
(Increase) decrease in accounts receivable, net	(24,940)	76,094
Increase in inventories	(486,932)	(16,666)
(Increase) decrease in prepaid expenses	286,743	(672,944)
(Increase) decrease in deposits	(12,891)	14,412
Decrease in accounts payable and accrued liabilities	(271,600)	(7,440)
Decrease in tax refundable	284,873	575,645
Decrease in operating lease liabilities	(51,874)	(46,791)
Net cash used in operating activities	(1,603,523)	(1,658,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(68,928)
Net cash used in investing activities	—	(68,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock option exercise, net of costs	—	1,436,641
Repurchase of Shares	(11,662)	—
Proceeds from notes payable related parties	400,000	—
Proceeds from note payable unrelated party	200,000	—
Net cash provided by financing activities	588,338	1,436,641

Net Decrease in Cash	(1,015,185)	(291,171)
Cash at Beginning of Period	1,277,492	1,223,770
Cash at End of Period	$262,307	$932,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

Preferred Stock issued to directors for deferred loan fees	$—	$48,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC”, “Company, “we, “our” or “us”), a Florida corporation and its wholly owned subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP)” and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2022, and results of operations, stockholders’ equity and cash flows for the three months and nine months ended September 30, 2022 and 2021. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 31, 2022.

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

As of the filing of this Form 10-Q Report, the Company continues to adhere to local government practices and mandates. With government mandated restrictions in Thailand and parts of China resulting from the upsurge in various mutant variants, the Company restrictions on international business travel remains in effect. While all the above-referenced steps are appropriate considering COVID-19 pandemic, they have impacted the Company’s ability to operate the business in its ordinary and traditional course. Our personnel is limited to management with a limited number of employees in Florida and we rely on contractors and consulting services in Thailand and Hong Kong for production, inventory and distribution of our products. As such, our COVID-19 pandemic measures do not remediate fully the impact of COVID-19 pandemic on all operations affecting our business and financial condition.

Our business operations and financial performance for the three and nine months ended September 30, 2022, continued to be adversely impacted by the supply disruptions experienced earlier in 2022 resulting from COVID-19 pandemic, which, also contributed to the poor performance of our traditional LED product line in 2021 and the lack of revenues from the new Connected Surface products. Thailand experienced mutant variants including Omnicron mutant of COVID-19 pandemic which disrupted our overseas OEMs and delayed some of the Smart Mirror certification testing which resulted in shipment delays of the Company’s critical Connected Surface devices. The Company reported a net loss of approximately $380.0 thousand and $618.5 thousand for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021,the Company reported a net loss of approximately $1.453 million and $1.692 million, respectively.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has invested in its infrastructure to transition into the online retail business by developing an e-commerce website and a social media presence over the last year and these systems are up and running to process the Smart Mirror product. Prior to 2022, the Company’s wholesale business relied on brick-and-mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon. As the Company focuses its effort on social media driven e-commerce, the Company’s online strategy is projected to deliver future growth and reduce reliance on big box retail. The gross margin is generally more favorable in e-commerce business, which can translate to better returns on lower revenues. The Company does not have extensive experience in conducting its own e-commerce business and the Company’s e-commerce efforts may not produce results that compensate for any lack of robust sales from brick-and-mortar sales. During the quarter ended March 31, 2022, the Company introduced the Smart Mirror on its Capstone Connected website.

The fact that the COVID-19 pandemic adversely impacted our Company at the same time as we were implementing a major shift in product line, from mature LED products to new Connected Surfaces products, amplified the financial impact of COVID-19 pandemic by disrupting development and production of new Connected Surfaces products in Thailand and China. This delay in launching the new product line coupled with the decline in sales of the LED product line adversely impacted the Company and created uncertainty about the ongoing viability of the current product lines of the Company. Now that the Smart Mirror inventory is available for sale in the U.S., the Company is experiencing economic factors that are affecting the consumers buying trends. Current economic indicators suggest that the United States economy is at risk of stagflation in the near future. Future trends in consumer spending show that purchasing of durable goods will continue to decline from the highs during the pandemic. This is resulting from the higher interest rates and the increased prices of durable goods. Various market surveys are reporting that American consumers are starting to adopt “ a value-conscious behavior ”. Company’s view of economic trends is that consumers are making or are likely to make fewer purchases and cutting back on or delaying non-essential purchases.

As of September 30, 2022, management determined that sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended September 30, 2022, as the fair value of the reporting unit exceeded the carrying amount based on the Company’s market capitalization.

The World Health Organization recently stated that the ongoing COVID-19 pandemic continues to constitute a Public Health Emergency of International Concern. The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact.

These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Omnicron variant of COVID-19 recent resurgence in Asia, has caused sporadic regional lockdowns and initially resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company has received the rollout inventory in the United States from its manufacturing suppliers which is now available to support the 2022 sales program, but sales of this inventory has not been sufficient to compensate for drop in LED products sales.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The COVID-19 pandemics resurgence globally and in many states or emergence of new vaccine-resistant strains of the virus could have a continuing negative impact on the brick-and-mortar retail sector, with consumers unwilling to visit retail stores, causing reduced consumer foot traffic and consumer spending. However, with a successful relaunch of the Smart Mirror portfolio using the online retail platform, the Company will not be as dependent on brick-and-mortar and e-commerce sites of Big Box retailers for our revenue streams as in previous years. The Company has not achieved sufficient sales of Smart Mirror products, whether online or by brick-and-mortar retail sales, to compensate for drop in LED Lighting product sales.

 As of September 30, 2022, the Company had working capital of approximately $107 thousand, an accumulated deficit of approximately $7.890 million, a cash balance of $262 thousand, short- term notes payable of $1.068 million and $886 thousand of long-term liabilities for notes payable and deferred taxes . Further, during the nine months ended September 30, 2022, the Company incurred a net loss of approximately $1.452 million and used cash in operations of approximately $1.603 million.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These liquidity conditions in the short term raise substantial doubt about the Company’s ability to continue as a going concern. The Company has had discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market condition and our credit rating. We cannot be certain that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future, particularly as the interest rates have increased substantially over recent months.

Certain insiders and directors have provided necessary funding including a working capital line to support the Company’s cash needs through this period of revenue development. There is no assurance that this funding will be available in the future or, if available, will be adequate to meet working capital needs.

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Common Stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors (under Rule 501(a)Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement was used mostly to purchase start up a inventory for the Company’s new Smart Mirror product line, and the remainder for advertising and working capital.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. This agreement was finalized, and the Company received the $1,020,000 funding under this agreement on October 18, 2021. As of September 30th, 2022, the amount due on this loan is $1,068,485 including accrued interest.

On May 1, 2022, the Company negotiated three $200,000 each, working capital funding agreements, to provide funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The term of each of the agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty. The Company received the $600,000 funding under these agreements on May 5, 9 and 11, 2022 As of September 30, 2022, the amount due on these loans is $612,575 including accrued interest.

The $1,393,000 equity investment , the $1,020,000 purchase order funding facility and the $600,000 working capital line, collectively this cash insertion has provided adequate liquidity to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror rollout inventory. However, the Company’s will need to continue seeking additional funding through either debt or equity to continue meeting our current financial obligations until the Company is able to generate sufficient operating cash flows from the sale of the Smart Mirror inventory, that as of September 30, 2022, has a cost value of $995.9 thousand.

Management is closely monitoring its operations, liquidity, and capital resources and is actively working to try to minimize the current and future impact of the current operational and working capital funding challenges facing the Company.

Nature of Business

The Company has its principal executive offices in Deerfield Beach, Florida.

 Since the beginning of fiscal year 2007, the Company through its wholly owned operating subsidiary, CAPI, has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products) through national and regional retailers in North America and in certain overseas markets. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. The development of the smart interactive mirror or “Smart Mirrors is part of the Company’s strategic effort to find new product lines to replace or supplement existing LED products that are nearing or at the end of their product life cycle. These LED and Smart Mirror products are offered under the “Capstone” brand. The Smart Mirror launch was announced in February 2021, but because of operational delays and regional lockdowns resulting from the upsurge in variants of COVID-19 in Thailand, the product shipments were delayed and only started to ship in the first quarter 2022.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s products are typically manufactured in Thailand and China by contract manufacturing companies. The Company’s future product development effort is focused on its connected surfaces initiative as the Company believes, based on Company’s management understanding of the industry, there is a greater potential for growth and higher profit margins than the Company’s historical LED consumer products. Technological developments and changes in consumer tastes could alter the perceived potential and future viability of Smart Mirrors as a primary product. Aggressive marketing and pricing by larger competitors in the smart mirror market could also adversely impact the Company’s efforts to establish Smart Mirrors as Company’s core product line. The Company may change its product development strategies and plans as economic conditions, competitive environment in smart mirrors and consumer tastes change, which condition and changes may be unforeseeable by the Company or may be beyond the ability of the Company to timely or at all adjust its strategic and product development plans.

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

As of September 30, 2022, outstanding accounts receivable in the United States has been collateralized against the May 1st 2022 working capital loans totaling $600 thousand until the loans and accumulated interest have been paid off in full (see Note 3).

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

As of September 30, 2022, and December 31, 2021, management determined that accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

 Inventories

The Company’s inventory, which consists of finished Thin Cast Smart Mirror products for resale to consumers by Company , is recorded at the lower of landed cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost.

Management regularly reviews the Company’s investment in inventories for such declines in value. Write-downs are recognized as a component of cost of sales. Management did not feel a reserve was necessary as of September 30, 2022 or December 31, 2021 based on its analysis. As of September 30, 2022, and December 31, 2021, the inventory was valued at $995,852 and $508,920, respectively. The current inventory is for the buildup of the Connected Surfaces inventory to support the new online sales program.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“Capstone” or “CAPI”). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of Capstones common stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired.

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

As a result of the economic uncertainties caused by the COVID-19 pandemic and decline in revenue during the quarter ended September 30, 2022, management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis for the three months ended September 30, 2022. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization which utilizes level 1 inputs.

 Fair Value Measurement

The accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC), “Fair Value Measurements and Disclosures (ASC 820-10) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the hierarchy are as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding as of September 30, 2022, and 2021. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. For the nine months ended September 30, 2022 and 2021, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 1,887,921 which was comprised of 688,288 stock options, 199,733 warrants and 15,000 of Preferred B-1 stock convertible into 999,900 of common stock.

Revenue Recognition

The Company generates wholesale revenue from developing, marketing, and selling consumer electronic products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting and have different functionalities. Capstone currently operates in the consumer lighting products category in the United States and in certain overseas markets. These products may be offered either under the Capstone brand or licensed brands.

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

With the Company launching the Smart Mirror program, these orders are sold initially through e-commerce platforms. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which will occur upon delivery.

The Company may also sell the Smart Mirror program through independent retailers. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which will generally occur upon order shipment.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$26,421	74%	$—	—%
Lighting Products- International	—	—%	44,640	100%
Smart Mirror Products- U.S.	9,455	26%	—	—%
Total Net Revenue	$35,876	100%	$44,640	100%

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$228,680	72%	$141,900	29%
Lighting Products- International	44,640	14%	341,163	71%
Smart Mirror Products- U.S.	45,442	14%	—	—%
Total Net Revenue	$318,762	100%	$483,063	100%

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

 The Company selectively supports retailers’ initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new products launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period when the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $719 and $0, for the three months ended September 30, 2022, and 2021, respectively and $3.0 thousand and $7.6 thousand for the nine months ended September 30, 2022 and 2021, respectively.

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $62,772 and $6,910 for the three months ended September 30, 2022 and 2021, and $223,258 and $14,493 for the nine months ended September 30, 2022 and 2021, respectively. The approximate $208 thousand increase over last year was mainly the result of the Company’s attendance at the Consumer Electronics Show (“CES”) in January 2022 which was cancelled in 2021 because of the COVID-19 pandemic and promotional activities connected with the Smart Mirror products in social media.

 Product Development

The Company’s research and development consultants located in Hong Kong working with our designated contractor factories, are responsible for the design, development, testing, and certification of new product releases. The Company's engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred. With the reduction of revenue resulting from the impact of the COVID-19 pandemic and combined with the transfer of manufacturing to Thailand, the CIHK operation was closed down in March 2022 and the Company will remain registered in Hong Kong in a dormant status. Two key Members of Management were retained as consultants to support product development and sales operations.

Product development expenses were $29,500 and $112,887 for the three months ended September 30, 2022, and 2021, respectively and $125,768 and $191,932 for the nine months ended September 30, 2022 and 2021, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of September 30, 2022, and December 31, 2021, respectively

	September 30,	December 31,
	2022	2021
Accounts payable	$58,893	$126,281
Accrued warranty reserve	42,787	46,322
Accrued compensation and deferred wages, marketing allowances, customer deposits.	165,271	365,948
Total	$266,951	$538,551

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation- Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense. The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized during the three months ended September 30, 2022, and 2021 was $1,120 and $1,615, respectively and $7,844 and $10,015 for the nine months ended September 30, 2022 and 2021, respectively.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FIDC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of September 30, 2022 and December 31, 2021, the Company had approximately $0 and $471.5 thousand, respectively, in excess of FIDC insurance limits.

Accounts Receivable

The Company grants credit to its customers, located throughout the United States and their international locations. The Company typically does not require collateral from national retail customers. Credit risk is limited due to the financial strength of the customers comprising the Company’s customer base and their dispersion across different geographical regions. The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. As the Company’s ecommerce revenue starts to increase the makeup of the accounts receivable will change significantly. Stripe is the company that processes online payments for our e-commerce website. We should receive payment from them within 3 days of the product shipment. If the product is shipped through Amazon online platform it could take between 20 and 30 days for collection.

Financial instruments that potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Major Customers

 With the availability of the new Smart Mirror inventory, the Company has started to expand its business into the on-line market for the Smart Mirror program. The Company had two customers who comprised 63% and 14%, respectively, of net revenue during the nine months ended September 30, 2022, and two customers who comprised 52% and 29%, respectively, of revenue during the nine months ended September 30, 2021.

As of September 30, 2022, approximately $26.4 thousand or 100% of accounts receivable was from one retail customer. As of December 31, 2021, approximately $1 thousand or 100% of accounts receivable was from two customers.

 As the Company increases its ecommerce business, rather than having hundreds of individual consumer customers we will have as customers those companies that we have selected to process our orders such as Stripe, Amazon or Wayfair.

Major Vendors

The Company had two vendors from which it purchased 73% and 22%, respectively, of merchandise during the nine months ended September 30, 2022, and two vendors from which it purchased 48% and 26% of merchandise during the nine months ended September 30, 2021. The loss of these suppliers could adversely impact the business of the Company. As of September 30, 2022, approximately $6.6 thousand or 11% of accounts payable was due to one vendor. As of December 31, 2021, approximately $92 thousand or 73% of accounts payable was due to one vendor.

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

In consideration for the Lenders providing the loan under this agreement and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company issued to the Lenders 7,500 shares of the Company’s Series B-1 Convertible Preferred Stock (“Preferred Shares) Each Preferred Share converts into 66.66 shares of common stock at option of Lender . The Preferred Shares and any shares of Common Stock issued under the loan agreement are “restricted securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences, or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of Common Stock to be issued upon conversion and the market price of the Common Stock on the date the working capital loan agreement was executed. The Company amortized the $48,996 into interest expense over the six months of the agreement and included in interest expense on the consolidated statements of operations.

On July 2, 2021, the Board of Directors (“Board) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of such a funding facility for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 which is due 18 months from receipt of the funds. Under this agreement, the interest terms are 5% based on a 365- day year. This agreement shall continue in full force for 18 months from the start date. As of September 30, 2022, the note balance of $1,068,484 includes accrued interest of $48,484, and $712,323 of principal and accrued interest due to related parties which has been presented separately on the unaudited condensed balance sheet. As of September 30, 2022, the entire principal and accrued interest has been classified as a current liability due to the maturity in April 2023.

 On May 1, 2022 the Company negotiated three separate $200,000 Working Capital Funding agreements, to provide funding for daily operations (the “Working Capital Funding Agreements”). The Board resolved that certain Directors could negotiate the terms of a working capital funding agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury. The term of each agreement is 18 months or November 2023 with principal accruing simple interest at a rate of 5 percent per annum. The loans may be prepaid in full or partially without any penalty. The Company received the $600,000 of funding under the Working Capital Funding Agreement on various dates during the quarter ended June 30, 2022. As of September 30, 2022, the balance outstanding was $612,575 which includes an accrued interest of $12,575, and $408,384 of principal and accrued interest due to related parties which has been presented separately on the unaudited condensed balance sheet

NOTE 4– COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease agreements for its principal executive offices in Fort Lauderdale, Florida expiring at June 2023. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective November 1, 2019, the Company entered a prime operating lease with the landlord, 431 Fairway Associates, LLC, ending June 30, 2023, for the Company’s executive offices located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for approximately 4,694 square feet of common area maintenance charges ,respectively in the leased premises which has been estimated at $12.00 per square foot or approximately $56,000 on an annualized basis.

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended September 30, 2022, and 2021 amounted to $35,819 and $41,131, respectively and $110,500 and $112,214 for the nine months ended September 30, 2022 and 2021, respectively, including the common area maintenance charges. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4– COMMITMENTS AND CONTINGENCIES (Continued)

Supplemental balance sheet information related to leases as of September 30, 2022 is as follows:
Assets
Operating lease - right-of-use asset	$231,077
Accumulated amortization	$(180,338)
Operating lease - right - of -use asset , net	$50,739
Liabilities
Current
Current portion of operating lease	$55,816

Noncurrent
Operating lease liability, net of current portion	$—

Supplemental statement of operations information related to leases for the period ended September 30, 2022, is as follows:
Operating lease expense as a component of other general and administrative expenses	$51,875

Supplemental cash flow information related to leases for the period ended September 30, 2022, is as follows:
Cash paid for amounts included in the measurement of lease liabilities: Operating cash flow paid for operating lease	$56,340

Lease term and Discount Rate
Weighted average remaining lease term (months)
Operating lease	9
Weighted average Discount Rate
Operating lease	7%

Scheduled maturities of operating lease liabilities outstanding as of September 30, 2022 are as follows:

Year	Operating Lease
2022 (remaining months)	$19,152
2023	38,304
Total Minimum Future Payments	57,456
Less: Imputed Interest	1,640
Present Value of Lease Liabilities	$55,816

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

Effective September 1, 2020 through March 31, 2021, payment for fifty percent or $6,875 of the monthly consulting fee or approximately $48,125 for the effective period, was deferred until 2022. As of September 30, 2022 and December 31, 2021, the amount due to Mr. Wolf for deferred consulting fees was $48,125 which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

 CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

Effective April 1, 2021, the sales operations consulting fee with Mr. Wolf was restored to the contract amount of $13,750 per month.

Effective October 1, 2022 through December 31, 2022, one hundred percent of Mr. Wolf’s consulting fee payment will be deferred until 2023.

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

Effective September 1, 2020, through March 31, 2021, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary were deferred to be repaid in the future. As of December 31, 2021, $86,977 and $20,616, respectively, have been deferred until later in 2022. As of September 30, 2022, total wages deferred for Mr. Wallach were approximately $86,977 and $0 for Mr. McClinton.

Effective October 1, 2022, through December 31, 2022, one hundred percent of Mr. Wallach’s salary payment will be deferred until 2023.

On February 6, 2022, the Company entered into an Employment Agreement with James McClinton (Chief Financial Officer and Director), whereby Mr. McClinton will be paid $736.41 per day. The term of this new agreement began February 6, 2022 and ends August 30, 2022.

On August 30, 2022. the Company amended the Employment Agreement with James McClinton (Chief Financial Officer and Director), whereby Mr. McClinton will be paid $736.41 per day. The term of this extended agreement began August 30, 2022 and ends November 30, 2022.

There is a provision in Mr. Wallach’s employment agreement, if the officer’s employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer’s estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of “merit based bonuses earned by the Executive during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executives health and dental insurance benefits for 6 months starting at the Executives date of termination. If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executives severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

On March 4, 2022,with the closure of the CIHK operation, the Company entered a consulting agreement with Fayyyaz Fakhruddin Bootwala (Frank),who previously was a direct employee as the CIHK Business Development and Product Manager. Frank will continue to perform similar duties but as an independent contractor. The agreement will end February 28, 2023, which term maybe extended by mutual agreement between the consultant and Company on an agreed upon schedule with prior written notice. Notwithstanding the foregoing , the Agreement may be terminated by either party at any time after the initial 60 day term, upon 30 days prior written notice. The consulting fee in consideration for these services will be $6,119.00 USD paid in arrears monthly on receipt of invoice.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (Continued)

On March 4, 2022, with the closure of the CIHK operation, the Company entered a consulting agreement with Yee Moi Choi (Johnny),who previously was a direct employee as the CIHK Logistics Manager. Johnny will continue to perform similar duties but as an independent contractor. The agreement will end February 28, 2023, which term maybe extended by mutual agreement between the consultant and Company on an agreed upon schedule with prior written notice. Notwithstanding the foregoing , the Agreement may be terminated by either party at any time after the initial 60 day term, upon 30 days prior written notice. The consulting fee in consideration for these services will be $4,127.00 USD paid in arrears monthly on receipt of invoice.

Public Relations

Effective May 1, 2022, the Company finalized a marketing/ public relations agreement with Tongal, which is an online service that connects companies with branding and marketing consultants and services, will provide services for the development and creation of digital assets for use on the Company’s website, social media ads and other ecommerce websites such as Amazon. The platform fee will be $30,000 with production expenses additional. The initial period will be for six months. The Company can terminate the agreement with a written notice 30 days prior to the end of the Agreement and will automatically renew for a further six months at the same rate.

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

On July 5, 2022, the Company approved that the cash compensation for services as a director and services as a member of the Audit Committee, Compensation and Nomination Committee for independent directors Jeffrey Postal and Jeffrey Guzy was suspended for the remainder of 2022.

On July 5, 2022, the Board of Directors of the Company held a special meeting and approved the following corporate actions or proposals:

●	The Board nominated the following incumbent directors to stand for election to the Board for a term commencing upon election and ending in 2023 and the election and assumption of office of successors: (a) Stewart Wallach; (b) James McClinton; (c) George Wolf; (d) Jeffrey Postal; and (e) Jeffrey Guzy approved a resolution to seek shareholders vote or consent to these nominees.

●	July 8, 2022 was set as the record date for holders of record of issued shares of Company Common Stock entitled to vote for election of, or written consent to election of, directors in 2022 and for any other matters presented for shareholder approval.

On September 30, 2022, the Board rescinded the approval of the record date of July 8, 2022 and approved the record date to be changed to September 30, 2022.

The vote to elect directors has not occurred as of the date of the filing of this Form 10-Q.

 NOTE 5 - STOCK TRANSACTIONS

Stock Purchase Agreements

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares) of its common stock, $0.0001 par value per share, (“common stock”) for an aggregate purchase price $1,498,000. The five unrelated investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act). The $1,498,000 in proceeds from the Private Placement was used mostly to purchase start up inventory for the Company’s new Smart Mirror product line, and the remainder for advertising and working capital. Under the SPA, each investor is granted five-year piggyback, ‘best efforts registration rights with no penalties. The Shares are ‘restricted securities under Rule 144 of the Securities Act and are subject to a minimum six month hold period. Based on representations made to the Company, the five investors do not constitute a “group” under 17 C.F.R. 240.13d-3 and have purchased the Shares solely as an investment for each investors own account. No individual investor owns more than 2% of the issued and outstanding shares of common stock. The Private Placement was required to raise needed working capital to purchase U.S. domestic inventory, to support the Company’s new Smart Mirror product line that initially was to be sold online in the second quarter 2021. The Company engaged Wilmington Capital Securities, LLC, a FINRA and SEC registered broker to act as a placement agent to assist to raise capital through a private placement from one or more accredited investors. As compensation for their services Wilmington was paid 7% of the gross proceeds or $104,860 as a placement fee. The placement fee was offset against the $1,498,000 gross proceeds and the net amount of $1,393,140. This increased the Company’s additional paid in capital as presented on the accompanying condensed consolidated statement of stockholder’s equity statement as of September 30, 2022. In addition, the Company issued to Wilmington as consideration for their placement fee services, warrants equal to 8% of the shares issued or 199,733 warrants. The warrants can be exercised for five years from date of issuance, exercisable at a price per share equal to 110% or $0.66 of the price per share paid by the investors.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 - STOCK TRANSACTIONS (Continued)

 Warrants

On April 28, 2021, Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66 and exercisable for five years from the issuance date. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker dealer in connection with the Company’s placement of $1.4 million of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act. The estimated fair value of these warrants since issued as issuance costs, had no impact on the Company’s condensed consolidated financial statements as of September 30, 2022.

As of September 30, 2022, and 2021, the Company had 199,733 and 0 warrants outstanding, respectively.

Series “B-1 Preferred Stock

 In 2009, the Company authorized 2,108,313 shares of Series B-1 preferred stock (“B-1). The B-1 preferred stock are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 convertible preferred stock. The par value of the B-1 preferred shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 holders are entitled to distribution prior to common stockholders but not before any other preferred stockholders. On June 7, 2016, the Company authorized 3,333,333 of the B-1 preferred stock. The B-1 share have a liquidation preference of $1.0 per share or $15,000 as of eptember30, 2022.

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

On May 2, 2017, the Company’s Board of Directors amended the Company’s 2005 Equity Incentive Plan to extend the Plans expiration date from December 31, 2016 to December 31, 2021.

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

On July 15, 2021, Jeffrey Guzy a Company director, exercised a previously granted non-qualified stock option and purchased 100,000 shares of Company common stock for an aggregate purchase price of $43,500 or a per share price of $.435. The shares are restricted shares under federal securities laws. The proceeds will be used by the Company for general working capital to support the rollout of the Smart Mirror product line.

On August 5, 2022, 200,000 stock options expired. 100 thousand stock options each to directors Jeff Guzy and Jeff Postal. The exercise price of these stock options was $0.435 per option.

As of September 30, 2022, there were 688,288 stock options outstanding, and vested and exercisable. The stock options have a weighted average exercise price of $0.435 and have a weighted average contractual term remaining of 2.18 years. Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

The Binomial Lattice (Suboptimal) option pricing model was used to calculate the fair value of the stock options granted. The expected dividend yield is based upon the fact that the Company has not historically paid dividends and does not expect to pay dividends in the near future.

For the three months ended September 30, 2022 and 2021, the Company recognized stock-based compensation expense of $1,120 and $1,615, respectively and $7,844 and $10,015 for the nine months ended September 30, 2022 and 2021, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of operations. A further compensation expense expected to be approximately $0.0 will be recognized for these options through 2022.

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

On May 6, 2021, the Company’s Board of Directors approved a further extension of Rule 10b-5, the Company’s stock purchase agreement with Wilson-Davis & Company, Inc. through August 31, 2022. Since the Board of Directors approval last year, in May 2022, there has been a further repurchase of 66,167 of the Company’s common stock. Further, stock repurchases will be dependent on the Company future liquidity position.

During May 2022, the Company repurchased 66,167 shares of the Company’s outstanding common stock in the open market. The total purchase cost was $11,662.

As of September 30, 2022, and December 31, 2021, a total of 816,167 and 750,000 of the Company’s common stock has been repurchased since the program was initiated at a total cost of $119,402.

CAPSTONE COMPANIES INC., AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6- SUBSEQUENT EVENTS

 On October 13, 2022 the Company negotiated a Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principle accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty. The Company received $50,000 on October 13 , 2022 which was the maximum loan available under this Working Capital Funding Agreement.

Effective October 1, 2022, through December 31, 2022, one hundred percent of Mr. Wallach’s salary compensation will be deferred until 2023 (see also Note 4).

Effective October 1, 2022 through December 31, 2022, one hundred percent of Mr. Wolf’s consulting fee payment will be deferred until 2023 (see also Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2021 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

**This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic (including variant viruses), financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2021 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

●	COVID-19 pandemic and new emerging variants of the virus on our financial condition and operations, which could adversely affect our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations, disruption of our Thai or Chinese OEM operations and the current, and uncertain future, other impacts of the COVID-19 pandemic outbreak, including its effect on the retail market place and the closure of retail stores and its effect on consumer confidence and on the ability or desire of consumers to purchase nonessential goods, such as our products, which are expected to continue to adversely impact our results, operations, outlook, plans, goals, growth, cash flows, liquidity, demand for consumer products and share price.
●	Failure of e-commerce marketing and sales initiatives to counter reduced sales of products in retail brick-and-mortar or to elicit consumer interest in our Connected Surface product line.
●	Our success in reducing operating expenses and the impact of any such reductions.
●	Adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence and the impact of inflationary cost increases to disposable income.
●	The spread of other epidemics, pandemics, and viral outbreaks.
●	Our anticipated need for additional financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.
●	Our ability to raise sufficient capital or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern.
●	An impairment of our goodwill, in future reporting periods.
●	The risks and increased costs associated with production of products in foreign nations.
●	Fluctuations in foreign currency exchange rates and impact of inflation in the U.S. and abroad.
●	Our expansion into and investments in new product categories and any inability to establish the Connected Surface product line as a viable primary revenue source in 2022.
●	Our inability to obtain adequate insurance coverage.
●	Volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow or obtain funding.
●	Our inability to recruit or retain qualified personnel or the loss of key personnel.
●	Our inability to keep pace with developments in technology and changes in consumer preferences.
●	Other factors are set forth under “Risk Factors” in our 2021 Annual Report.

Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 pandemic outbreak and emergence of new variant viruses. It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown as of the date of the filing of this Form 10-Q.

The challenge facing the Company is to establish a new profitable product line, the Connected Surfaces, before the poor performance of Company’s traditional LED product line and economic disruptions imposed by COVID-19 pandemic and variant viruses and cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company.

The Company is a “penny stock company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. Increases in the public market price of the common stock in first fiscal quarter of 2021 is not indicative of potential performance of the common stock in the public market. The Company’s common stock also lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile.

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

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings

(1)	“Capstone Lighting Technologies, L.L.C.” or “CLTL” is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently moving to a dormant status.
(3)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI” or “Capstone”.
(4)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(5)	“China” means Peoples Republic of China.
(6)	“W” means watts.
(7)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(8)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(10)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”), Capstone International H.K Ltd., (“CIHK”), and Capstone Lighting Technologies, Inc. (“CLTL”).
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31st.2021.
(12)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	“OEM” means “original equipment manufacturer.
(14)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended September 30, 2022.

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company, (“CAPI”). Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was downsized and closed in March 2022.

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

The Company’s financial initiatives are driven by its entry into new distribution channels and calls for an increased emphasis on an e-commerce business model. As a result of the COVID-19 pandemic, retail foot traffic has diminished, and e-commerce platforms have advanced with consumers across all product lines. The COVID-19 pandemic accelerated an existing trend of consumers purchasing more products online. The Connected Surfaces category is intended to find its way to retail shelves after it has been established through its direct-to-consumer e-commerce platform. The Company does not have prior experience in operating and promoting its own e-commerce website. The Company’s e-commerce marketing and sales strategy will shift its historic reliance on ‘Big Box, brick and mortar retailers’ to an emphasis on e-commerce marketing and sales. If Connected Surfaces is successful, the gross margins generated by the e-commerce model should be greater than LED consumer lighting products. This assumption is subject to the Company establishing a viable e-commerce presence on an affordable basis. The Company will require additional funding to build its marketing effort, inventory levels and service levels, which funding must be timely and affordable to fund the desired marketing and product launch. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided funding from time to time to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Smart Mirror program marketing and inventory as well as possible enhancements or an expansion of the portfolio with additional items.

During the three months ended September 30, 2022, the general U.S. economic indicators show signs of a slowdown caused by interest rate increases in order to reduce the impact of increasing inflationary pressures. The unemployment rate increased to 3.7% in August 2022 and the consumer confidence index dropped and is at its lowest point in one year. Retail sales in September 2022 increased 1.0% higher than May 2022 as consumers remained resilient despite inflation. But the impact of inflation on consumer prices and consumer buying patterns will be a factor through 2022 and into 2023. It is projected that the inflation rate will average 7.9% through 2022. Management believes that the national vaccine inoculation program made major advances, and initially increased consumer confidence. However, the recent impact of the increased interest rates in response to inflation and higher energy costs have seriously eroded into consumers available spending or adversely impacted consumer confidence in the economy. Since our Connected Surface product line is not an essential product, but a discretionary purchase, consumer products that are discretionary purchases are generally adversely impacted by uncertain or negative economic news and downturn in consumer confidence. The Company anticipates that the States will continue to open their economies and consumer foot traffic will increase in brick-and-mortar retailers in 2022 but the volume of spending may be greatly reduced. Additionally, during 2022 if the Omnicron variant of COVID 19 or a new variant proves to be vaccine resistant or causes a surge in severe illness and death among a significant percentage of unvaccinated Americans and to others in other nations the negative impact to consumer confidence will be significant.

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

Effects of COVID-19

During the three and nine months ended September 30, 2022, the continued outbreak and global spread of COVID-19 pandemic caused significant global economic volatility, uncertainty and disruption in our operating environment.

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

Our business operations and financial performance for the period ended September 30, 2022, continued to be adversely impacted by COVID-19, which Company believes contributed in part to the continued poor performance of our traditional LED product line in 2021 and the lack of revenues from the new Connected Surface products by adversely impacting consumer discretionary spending and depressing foot traffic to brick and mortar retailers. Company also does not have the marketing and sales resources, extensive distribution channels and brand recognition of larger competitors and has not been actively marketing smart mirrors as long as other competitors, especially on social media. Further, in Thailand, the Omnicron variant of COVID-19 has recently surged which disrupted our overseas OEMs and delayed some of the Smart Mirror certification testing. This resulted in shipment delays of the company critical Connected Surface devices. The Company reported a net loss of approximately $379 thousand for the three months ended September 30, 2022, compared to a net loss of approximately $618 thousand for the three months ended September 30, 2021, respectively and a net loss of $1,452 and $1,692 million for the nine months ended September 30, 2022, and 2021, respectively.

During the quarter ended March 31, 2022, the Company introduced the Smart Mirror on its Capstone Connected website. Prior to 2021, the Company’s wholesale business relied on brick-and-mortar retail for sale of its products to consumers and sought to piggyback off retailers’ e-commerce websites as well as dedicated online retailers like Amazon. As the Company focuses its effort on social media driven e-commerce, the Company’s online strategy is projected to deliver future growth and reduce reliance on Big Box retail. The Company believes that the gross margin is more favorable on the e-commerce business which then should translates to better returns on lower revenues if the Company can successfully implement its marketing strategy on an affordable basis. The Company does not have operational experience in running its own e-commerce site for Connected Surfaces products to substantiate this expectation of better returns on lower revenues. If the Company cannot operate an effective e-commerce site or effectively market in the e-commerce marketplace, the launch of the Connected Surfaces product line may not be successful.

Further, the market for Connected Surfaces products may not materialize as anticipated and to the extent necessary to generate sufficient revenues to fund Company operations. Since the Connected Surface products are intended to be the core business line of the Company, the failure of the Connected Surface products to gain consumer acceptance and generate sufficient revenues to sustain Company operations would leave the Company without a viable business line. It is possible that the interactive smart mirror market does not have the anticipated potential for a niche market competitor like the Company or that the Connected Surface products do not match then current consumer demand in the smart mirror market. The Company has not conducted a third party marketing survey to support its anecdotal evidence of possible lack of sufficient consumer demand for Connected Surface products to establish that product line as a viable replacement for. the LED Lighting product line.

Further reliance on brick-and-mortar retailers may not provide the necessary financial benefits to address the Company’s current financial problems. COVID-19 pandemic may have substantially altered the consumer product distribution environment. The extent to which COVID-19 pandemic will continue to impact the Company’s results will depend primarily on future developments, including the severity and duration of the crisis, the acceptance and effectiveness of the national vaccine inoculation program, potential mutations of COVID-19 pandemic, and the impact of future actions that will be taken to contain COVID-19 pandemic or treat its impact. These future developments are highly uncertain and cannot be predicted with confidence, especially if mutations of the COVID-19 virus become widespread and prove resistant to vaccines. The Delta and Micron variant of COVID-19 for the last few months had a major surge in Thailand which necessitated sporadic regional lockdowns and has resulted in delays in finalizing certain Smart Mirror certifications, production of the initial Smart Mirror inventory and a major logistics backlog. The Company placed orders for the initial inventory rollout which has received shipments in the U.S. warehouse as part of the domestic inventory buildup.

As a result of the continuing economic uncertainties and the reduced revenue during the period, Management determined sufficient indicators existed to trigger the performance of an interim goodwill impairment analysis as of September30, 2022. The analysis concluded that the Company’s fair value of its single reporting unit exceeded the carrying value and a goodwill impairment charge was not required in the quarter ended September 30, 2022.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, which we refer to as the “CARES Act”. was enacted into law. The CARES Act includes several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. As of December 31, 2020, the Company had an income tax refundable of approximately $862 thousand of which approximately $576 thousand of income tax was refunded on February 3, 2021 and approximately $232 thousand tax was refunded on February 9, 2022 . The remaining balance of approximately $54.5 thousand was charged off in the three month period ended June 30, 2022 as the refund had been previously over estimated. leaving $0 remaining balance to be refunded as of September 30, 2022.

 Goodwill Impairment

As a result of the economic uncertainties caused by the resurgence of the COVID-19 pandemic, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis for the three months ended September 30, 2022. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required. For the three months and nine months ended September 30, 2022, and 2021, the Company recognized a goodwill impairment charge of $0 for both periods.

With the continuing economic uncertainties caused by the COVID-19 pandemic including variant viruses and the increasing anti-inflationary measures, the capital markets may have a downturn and adversely affect the Company’s stock price which will require the Company to test its goodwill for impairment in future reporting periods.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The economic uncertainty and the continuing negative impact that the COVID-19 disruption and anti-inflationary policies could have on the future retail business and consumers’ willingness to visit retail stores, causing reduced consumer foot traffic and consumer spending, could negatively impact the demand for our products or delay future planned promotional opportunities. However, with the launch of the Smart Mirror portfolio using the online retail platform, the Company secured an additional working capital credit line of $600 thousand to support the Company’s working capital needs during the period needed to facilitate revenue growth in that category. This additional funding may not improve the financial results for the Connected Surface product line, but the Company will not have sufficient operational experience to determine the effectiveness of addition marketing efforts until the end of 2022 or early 2023.

Our business operations and financial performance for the nine months ended September 30, 2022 continued to be adversely impacted by the developments discussed above. For the nine months ended September 30 2022 and 2021, the Company reported a $164 thousand or 34% decrease in net revenue from $483 thousand in 2021 to $319 thousand in 2022. The net loss for the nine months ended September 30, 2022 and 2021 was approximately $1.452 million as compared to approximately $1.692 million in 2021. During the nine months ended September 30, 2022 and 2021 the Company used in operating activities approximately $1.603 million of cash in 2022 and $1.658 million in 2021. The net loss in the period accounted for cash usage of $1.015 million, inventory increased by $486 thousand as we started building inventory for the Smart Mirror program. The cash usage was partially offset by $286 thousand decrease in prepaid expenses and $284 thousand decrease in income tax refundable.

As of September 30, 2022, the Company has working capital of approximately $107 thousand and an accumulated deficit of $7.8 million. The Company’s cash balance decreased by approximately $1.015 million from $1.277 million as of December 31, 2021 to $262 thousand as of September 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern,

As discussed above, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. If any of our major wholesale customers fail to maintain normal operations or the Connected Surfaces program is not accepted by consumers, then the revenue could further decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity. Management believes that with the ongoing national distribution of vaccines, the economic impact of the COVID-19 pandemic in the U.S. will continue through 2022, but ultimately may not impact the Company’s long-term strategy and initiatives if the e-commerce initiative succeeds.

We will seek alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The Company’s declining financial performance, which may suffer an ongoing adverse impact ~~of~~ from the COVID-19 pandemic , may also affect the Company’s ability to obtain working capital funding to sustain operations.

The Company has had discussions with alternate funding sources that offer programs that are more in line with the Company’s future business model, particularly a facility that provides funding options that are more suitable for the e-commerce business. The borrowing costs associated with such financing are dependent upon market conditions and our credit rating. We cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future or obtain necessary funding. Based on past performances and current expectations, Management believes that with the $1,393,000 equity investment and the recent $1,020,000 purchase order funding and the $600,000 working capital loans, the deferral of approximately $100 thousand executive and consultant compensation for the fourth quarter ended December 31, 2022, provides adequate liquidity to meet the Company’s cash needs for our daily operations, capital expenditures and procurement of the Smart Mirror inventory for the short-term. However, in the event that sales of the on hand inventories do not occur in the fourth quarter 2022,we will need to continue seeking additional funding through either debt or equity to continue meeting our financial obligations, which consist approximately of $267 thousands of accounts payable and accrued expenses as well as a $1,680,000 note payable with related parties and accrued interest that becomes due approximately $1,068,000 in April 2023 and $612,000 thousand in November 2023, until we are able to generate sufficient cash flows from the sale of the Smart Mirror inventory. Company may be unable to secure future necessary long term funding in adequate amounts, on affordable terms and conditions or in a timely manner.

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

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1.020 million with Directors S. Wallach, and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company other than as a lender. This agreement was finalized, and the Company received the $1.020 million, funding under this agreement on October 18, 2021. As of September 30, 2022, the loan balance $1.068 million includes an accrued interest of $48 thousand.

On May 1, 2022 the Company negotiated three $200,000 each, working capital funding agreements, to provide funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The terms are for 18 months with a simple interest rate of 5 percent per annum. The loans may be prepaid in full or partially without any penalty The Company has received the $600,000 funding under these agreements. As of September 30, 2022, the notes balance $612 thousand includes an accrued interest of $12 thousand.

With the global resurgence of the Omicron variant of COVID-19, the Company’s manufacturers both in Thailand and China experienced sporadic regional lockdowns which caused production delays for Connected Surface products. With the same virus now becoming the dominant variant in the United States, the future impact on the retail marketplace remains uncertain, which places uncertainty on the timing of the Company’s new retail programs that are planned to be introduced during 2022. Further delays in the shipment of Connected Surface products to consumers and distributors could have a significant impact on the ability of the Company to continue to withstand the multiple challenges of a declining LED product line, delay in shipping the new product line and the ongoing impact of COVID-19 pandemic.

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

Our Growth Strategy

The Company’s looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. The Company will pursue new revenue opportunities through the introduction and expansion of its “Connected Surfaces” portfolio into alternate distribution channels that the Company has not previously focused on. The Company also intends to leverage its existing valuable customer base to achieve organic growth initiatives within this new category when buying budgets open. These efforts will depend on having adequate working capital from funding and cash flow from product sales. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead.

Capstones past success has been in its ability to identify emerging product categories where Capstones management experience can be fully leveraged. We demonstrated this when the Company entered the LED lighting category. Our branding and product strategies delivered the Company to a well-respected market position. The Company’s low-cost OEM manufacturing and operations have typically, in the past, provided an advantage in delivering great products affordably. The Company had extended its manufacturing plan to include Mexico in 2023. The quicker turn around time, reduced transit costs and easier access make this an obvious direction.

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

Connected Surfaces. Historically, LED lighting products have been our core business. The Capstone Lighting and Hoover Home LED brands combined, have sold millions of LED lighting products over the recent years and consequently the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company has determined that it needs to diversify and expand its core focus in order to continue to meet revenue growth initiatives. The Company has refocused its development and marketing initiatives and is determined to build on its success with a broader product portfolio beyond lighting products only. The new category “Connected Surfaces” was officially launched in January 2020 at CES. The Company intends to expand the new line of “Connected Products for the next several years. Two new product introductions are being finalized and are planned to be available in the first quarter of 2023.The Company’s product roadmap outlines plan for product introductions into 2023and this will continue to expand as consumer product acceptance validates its innovations. The Company hopes that this program will leverage existing relationships with its current retail partners, deliver on its e-commerce initiatives and collectively contribute organic growth for the Company.

The Company acknowledges that smart homes will become more mainstream over the next several years and will present significant growth opportunities for the Company and its Connected Surfaces portfolio.

While our focus of Connected Surface products is the smart home market, smart mirrors are being employed by retailers like Ralph Lauren and Neiman Marcus to allow customers to compare outfits on fitting room smart mirrors. Further, single application smart mirrors are emerging in the fitness industry for interactive workouts at home as a result of the global pandemic. These other markets are not a focus of our company but show the scope of applications and appeal of smart mirrors.

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

The Company’s previous core products lines were focused on consumer LED lighting, which is a declining revenue source with relatively low profit margins, and long-term revenue prospects of the recent diversification into Connected Surfaces products is uncertain as of the date of this Form 10-Q Report ~~t~~. As a mature product line, LED business is a declining business line and revenue source and is not deemed as sufficient to sustain the Company as a revenue source through 2022 and into 2023.

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

COVID-19 pandemic closures of companies and shipping-distribution channels produced a delay in shipping and receipt of products from abroad and in the United States. The problems include a lack of sufficient drivers for trucking industry. The Company relies on OEMs located in Thailand and China, which have been impacted by the COVID-19 pandemic in meeting development, production and shipping deadlines. The extent of the continuing economic impact of the COVID-19 pandemic and resulting logistical delays is uncertain as of the date of this Form 10-Q Report. The Company is actively exploring production capabilities in Mexico as an alternative product development and production source in order to eliminate shipping delays from Asia, but a Mexican source has not been identified as of the date of the filing of this Form 10-Q Report and the Company may not be able to locate a Mexican source. Even if identified, a Mexican production source for products would not be in place prior to 2023, if then.

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

Products and Customers

While the Company is expanding its product portfolio through the introduction of the Capstone Connected Surfaces program, it still offers a select number of LED lighting products under the “Capstone Lighting” brand for both the U.S. and overseas market. The product lines available as of the date of this Form 10-Q Report are as follows:

Connected Surfaces – Smart Mirrors

Standard Rectangular

Wardrobe/Fitness Mirror

LED Power Failure Handheld Lights

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

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. In a post-COVID-19 pandemic environment, these distribution channels may be less valuable as distribution channels, especially for the Smart Mirrors product line and if our e-commerce initiative succeeds and expands. The effective development of an e-commerce-based approach to distribution of products may be critical to the future performance of the Company. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. The Company has sold Capstone brand products to markets outside the U.S., including Australia, Japan, South Korea, and the United Kingdom. International sales for the nine months ended September 30, 2022, were approximately $44 thousand or 14 % of net revenue as compared to $341 thousand or 71% in the same period 2021. The Company’s performance depends in the Company’s initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic and impact of Company’s declining financial and business performance on obtaining sufficient, necessary working capital funding.

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

With the Company’s “Connected Surfaces category, Capstone has developed a comprehensive product offering. Within the selection of products offered, Capstone seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences, and budgets. The Company believes in its strategy to offer consumers with an array of innovative connected products and quickly introduce additional products to continue to allow Capstone to further penetrate this developing market.

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

To the extent permitted by our current financial condition, we continue to make investments to expand our sales, marketing, technical applications support and distribution capabilities to sell our product portfolio. We also continue to make investments to promote and build market awareness of the products and brands we offer. Our sales within the U.S. are primarily made by our in-house sales team and our independent sales agencies. Our independent sales agencies are paid a commission based upon sales made in their respective territories. Our sales agencies are recruited, trained, and monitored by us directly. We will utilize an agency as needed to help us provide service to our retail customers as required. The sales agency agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days prior notice. Our international sales to divisions of U.S. based retailers are made by our in-house sales team. The Company has actively promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show, but also relies on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities. Subject to adequate working capital, this marketing effort will continue as a complement to the social media and e-commerce initiatives.

In the nine months ended September 30, 2022, and 2021, the Company had two customers who comprised approximately 77 % and 81%, respectively, of net revenue. Although we have long established relationships with our customers, we do not have contractual arrangements to purchase a fixed quantity of product annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

The Company has been focused on establishing an on-line e-commerce presence to support the introduction of the “Connected Surfaces program and deliver direct to consumer. In 2021, we utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, Capstone has launched a YouTube channel Smart Mirror videos and established a Twitter account. The Company has a social media presence on the following social media platforms:

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

Research, Product Development, and Manufacturing Activities

The Company’s product development operations based in Florida and Thailand design and engineer many of the Company’s products, with collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas. Our research and development focus includes efforts to:

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

To successfully implement Capstones business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumers growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations. The continuation of Company’s declining business and financial performance may significantly hinder or undermine efforts to establish a profitable Connected Surface product line capable of sustaining operations. Investments in technical and product development are expensed when incurred and are included in the operating expenses.

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

Intellectual Property Issues. Market participants rely on patented and non-patented proprietary information relating to product development and other core competencies of their business. Protection of intellectual property is important. Therefore, steps such as patent applications, confidentiality and non-disclosure agreements, as well as other security measures are generally taken. The Company has not created a litigation reserve for intellectual property rights litigation. As a business judgment, the Company does not patent or copyright or trademark all intellectual property due to a combination of factors, including, in part, the cost of registration and maintenance of registration, odds and cost of successful defense of the registration and commercial value of the intellectual property rights. To enforce or protect intellectual property rights, litigation or threatened litigation is common. The Company has not sued any third parties over intellectual property rights and has not been sued over intellectual property rights as of the date of the filing of this Form 10-Q Report.

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended September 30, 2022, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

Revenue is currently mainly derived from sales of our residential lighting products. These products are directed towards consumer home LED lighting for both indoor and outdoor applications. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays or sometimes advancements to the timing of shipments or deliveries. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. Most of our sales are to the U.S. market which in the quarter ended September 30, 2022 represented 100% of revenues and we expect that region to continue to be the major source of revenue for the Company. We derived 0 % of our revenue from overseas sales. Net revenue also includes the cost of instant rebate coupons, and product support allowances provided to retailers and online orders to promote certain products. All of our revenue is denominated in U.S. dollars.

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

Operating expenses include sales and marketing expenses, consisting of sales representative’s commissions, advertising and trade show expense and costs related to employee’s compensation. In addition, operating expense include charges relating to accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021
(In Thousands)
	September 30, 2022		September 30, 2021
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$36	100%	$44	100%
Cost of sales	(27)	(75)%	(32)	(73)%
Gross Profit	9	25%	12	27%
Operating Expenses:
Sales and marketing	84	233%	7	16%
Compensation	211	586%	315	716%
Professional fees	91	253%	81	184%
Product development	30	83%	113	257%
Other general and administrative	115	319%	115	261%
Total Operating Expenses	531	1475%	631	1434%
Operating Loss	(522)	(1,450)%	(618)	(1,405)%
Other Income (Expense):
Other income	161	447%	—	—
Other expense	(20)	(56)%	—	—%
Total Other Income (Expense)	141	392%	—	—%
Loss Before Tax Benefit	(381)	(1,058)%	(618)	(1,405)%
Income Tax Expense)	1	3%	—	—
Net Loss	$(380)	(1,056)%	$(618)	(1,405)%

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021
(In Thousands)
	September 30, 2022		September 30, 2021
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$319	100%	$483	100%
Cost of sales	(226)	(71)%	(342)	(71)%
Gross Profit	93	29%	141	29%
Operating Expenses:
Sales and marketing	278	87%	19	4%
Compensation	626	196%	1017	211%
Professional fees	353	111%	284	59%
Product development	126	39%	192	40%
Other general and administrative	374	117%	313	65%
Total Operating Expenses	1757	551%	1825	378%
Operating Loss	(1,664)	(522)%	(1,684)	(349)%
Other Income (Expense):
Other income	313	98%	41	8%
Other expense	(48)	(15)%	(49)	(10)%
Total Other Income (Expense)	265	83%	(8)	(2)%
Loss Before Tax Benefit	(1,399)	(439)%	(1,692)	(350)%
Income Tax Expense	(54)	(17)%	—	—
Net Loss	$(1,453)	(455)%	$(1,692)	(350)%

Net Revenues

Our business operations and financial performance for the quarter ended September 30, 2022, continued to be adversely impacted by the economic effects of the COVID-19 pandemic to the U.S. and global economy. As our LED revenue is dependent on customer orders issued many months in advance, this revenue shortfall continued to be driven by the uncertainty felt by retailers, as to the short and long-term impact on the U.S. retail market of COVID-19 resulting from the reduction of consumer foot traffic in brick-and-mortar stores.

Net revenues for the three months ended September 30, 2022, were $36 thousand, a decrease of $8 thousand or 18% from approximately $44 thousand in the same period 2021.

Net revenues for the nine months ended September 30, 2022, were $319 thousand, a decrease of $164 thousand or 34% from approximately $483 thousand in the same period 2021.

For the three months ended September 30, 2022, international sales were $0 or 0% of revenue as compared to $44 thousand or 100% of revenue in 2021.

For the nine months ended September 30, 2022, international sales were $44 thousand or 14% of revenue as compared to $341 thousand or 71% of revenue in 2021.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2022		2021
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$26,421	74%	$—	—%
Lighting Products- International	—	—%	44,640	100%
Smart Mirror Products- U.S.	9,455	26%	—	—%
Total Revenue	$35,876	100%	$44,640	100%

	For the Nine months Ended September 30,		For the Nine Months Ended September 30,
	2022		2021
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$228,680	72%	$141,900	29%
Lighting Products- International	44,640	14%	341,163	71%
Smart Mirror Products- U.S.	45,442	14%	—	—%
Total Revenue	$318,762	100%	$483,063	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended September 30, 2022, and 2021, was $9 and $12 thousand, respectively, a decrease of $3 thousand from the previous year. Gross Profit as a percent of revenue was 25% in the third quarter 2022 as compared to 27% in the same quarter 2021.

Gross profit for the nine months ended September 30, 2022, and 2021, was $93 and $141 thousand, respectively, a decrease of $48 thousand from the previous year. Gross Profit as a percent of revenue was 29% in the period 2022 as compared to 29% in the same period 2021.

During the three months ended September 30, 2022, and 2021, the Company provided approximately $1 and $0 thousand, respectively of marketing allowances, which are recorded as a reduction of revenues.

Operating Expenses and Other Income (Expenses)

Sales and Marketing Expenses

For the three months ended September 30, 2022, and 2021, sales and marketing expenses were approximately $84 thousand and $7 thousand respectively, an increase of $77 thousand or 1100%. The Social Media expense was $49 thousand in 2022 as compared to $6 thousand in 2021 and the smart mirror inventory storage, shipping and handling charge was approximately $13 thousand dollars as compared to $0.1 in the same period 2021.

For the nine months ended September 30, 2022, and 2021, sales and marketing expenses were approximately $278 thousand and $19 thousand respectively, an increase of $259 thousand or 1363%. The Consumer Electronics Show expense was $100 thousand in January 2022 as compared to $0 in 2021 and Social Media expense was $106 thousand in 2022 as compared to $12 thousand in 2021 and the smart mirror inventory storage, shipping and handling charge was approximately $30 thousand dollars as compared to $0.5 thousand in the same period 2021.

Compensation Expenses

For the three months ended September 30, 2022, and 2021, compensation expenses were approximately $211 thousand and $315 thousand, respectively, a decrease of $104 thousand or 33%. The elimination of all positions from the Hong Kong office has resulted in expense reduction of approximately $71 thousand or 22% for the three months ended September30, 2022, as compared to 2021.

For the nine months ended September 30, 2022, and 2021, compensation expenses were approximately $626 thousand and $1.017 million, respectively, a decrease of $391 thousand or 38%. The elimination of all positions from the Hong Kong office has resulted in expense reduction of approximately $250 thousand or 24% for the nine months period ended September 30, 2022, as compared to 2021.

As part of the COVID-19 cost mitigation plan, the Company eliminated all positions including one executive in the Hong Kong office which have not been restated and is the main reason for the expense reduction.

Professional Fees

For the three months ended September 30, 2022, and 2021, professional fees were approximately $91 thousand and $81 thousand respectively, an increase of $10 thousand or 12%. During the third quarter of 2022, professional fees related to the Hong Kong sales operation were approximately $27 thousand as compared to $3 in 2021.

For the nine months ended September30, 2022, and 2021, professional fees were approximately $353 thousand and $284 thousand, respectively, an increase of $69 thousand or 24%. During the nine months ended September 30, 2022, consulting fees related to the setup of a manufacturing operation in Mexico were approximately $14 thousand and approximately $67 thousand related to the closure of the Hong Kong sales operation as compared to $0 in the same period 2021.

Product Development Expenses

For the three months ended September 30, 2022, product development expenses were approximately $30 thousand as compared to $113 thousand in 2021, a reduction of $83 thousand or 73%. During the third quarter 2022 the Company invested approximately $6 thousand in software and hardware development and certifications for the Smart Mirror project compared to $82 thousand in the same period in 2021 resulted in an expense reduction of approximately $77 thousand . In 2022 the Company also invested approximately $12 thousand for the development of a new product line Connected surface cutting board and approximately $2 thousand in patent , trademark and sample fees and approximately $9 thousand in Quality Control inspections in Thailand.

For the nine months ended September 30, 2022, product development expenses were approximately $126 thousand as compared to $192 thousand in 2021, a decrease of $66 thousand or 34%. During the nine months ended 2022 the Company invested $44 thousand in software and hardware development and certifications for the Smart Mirror project compared to $158 thousand in the same period in 2021, a decrease of approximately $114 thousand. In 2022 the Company also incurred $31 thousand of patent, trademark and sample fees compared to $32 thousand in the same period 2021.The Company also invested approximately $32 thousand for the development of a new product line Connected surface cutting board during the period 2022 as compared $0 in the same period 2021.

Other General and Administrative Expenses

For the three months ended September 30, 2022, other general and administrative expenses were approximately $115 thousand as compared to $115 thousand in 2021.

For the nine months ended September 30, 2022, other general and administrative expenses were approximately $374 thousand as compared to $313 thousand in 2021, an increase of $61 thousand or 19%. During the nine months ended September 30, 2022, increased expenses were mainly due to a $22 thousand prorated charge from Costco Wholesale related to a claimed LED patent infringement, that they settled, approximately $22 thousand increased Directors and Officers insurance premium and lodging fees approximately $18 thousand for Smart Mirror electronics consultant as compared to the same period in 2021.

Total Operating Expenses

For the three months ended September 30, 2022, and 2021, total operating expenses were approximately $531 thousand and $631 thousand, respectively, a decrease of approximately $100 thousand or 16%.

For the nine months ended September30, 2022, and 2021, total operating expenses were approximately $1.757 million and $1.825 million, respectively, a decrease of approximately $68 thousand or 4%.

Operating Loss

For the three months ended September 30, 2022 and 2021, the operating loss was approximately $522 thousand and $618 thousand, respectively, a decreased loss of $96 thousand or 16%.

For the nine months ended September 30, 2022 and 2021, the operating loss was approximately $1.664 million and $1.684 million, respectively, a decreased loss of $20 thousand or 1%.

Total Other Income (Expense), net

For the three months ended September 30, 2022, and 2021, other income was $141 thousand, net as compared to other income $0 thousand, net in 2021.

For the nine months ended September 30, 2022, and 2021, other income, net was $265 thousand, as compared other expense, net $8 thousand, in 2021.

The net other income of $265 thousand as of September 30, 2022, comprised of $152 thousand employee retention tax credit received under Cares act 2020-2021 and $162 thousand freight claim recovery for the damaged Smart Mirror inventory that was written off December 31, 2021 approximately $50 thousand interest expense, accrued for note payable due related and unrelated parties and interest income of approximately $2 thousand.

Net Loss

For the three months ended September 30, 2022, the net loss was approximately $380 thousand compared to a net loss of $618 thousand in the same period 2021, a decreased loss of $238 thousand or 39%.

For the nine months ended September 30, 2022, the net loss was approximately $1.453 million compared to a net loss of $1.692 million in the same period 2021, a decrease in loss of $239 thousand or 14%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the nine months ended September30, 2022.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of September 30, 2022, and December 31, 2021, was approximately $262 thousand and $1.277 million respectively, a decrease of approximately $1.015 million. The Company had an income tax refundable as of December 31, 2021, of approximately $285 thousand of which approximately $231 thousand was refunded on February 9, 2022 and approximately $54 thousand of income tax refundable was charged off during the three months period ended of June 30, 2022.

Summary of Cash Flows	For the Nine Months ended September 30,
	2022	2021
(In thousands)
Net cash used in:
Operating Activities	$(1,603)	$(1,658)
Investing Activities	—	(69)
Financing Activities	588	1,436
Net decrease in cash	$(1,015)	$(291)

As of September30, 2022, the Company’s working capital was approximately $107 thousand. Current assets were approximately $1.498 million and current liabilities were approximately $1.391 million and include:

●	Accounts payable of approximately $59 thousand due vendors and service providers.

●	Accrued expenses of approximately $165 thousand net of various services , allowances , deferred wages.

●	Note payable related and unrelated parties with accrued interest of approximately $1.068 million.

●	Warranty provision for estimated defective returns in the amount of approximately $43 thousand.

●	Operating lease liability-current portion of approximately $56 thousand.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2022, and 2021 was approximately $1.603 million and $1.658 million, respectively, a decrease of $55 thousand compared to last year. During the nine months ended September 30, 2022, cash used in operating activities resulted from the net loss of approximately $1.452 million and approximately $487 thousand increase of initial Smart Mirror inventories. The Company’s cash position was approximately $262 thousand at September 30, 2022 compared to $1.277 million at December 31, 2021.

Cash Flows used in Investing Activities

Cash used in investing activities in the nine months ended September30, 2022, and 2021 was $0 and $69 thousand, respectively.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022, and 2021, was approximately $588 thousand and $1.436 million, respectively.

As of September 30, 2022, and 2021, the Company had outstanding note payable $1.681 million which includes accrued interest and $0 , respectively. As of September 30, 2022 and 2021, net proceeds from sale of common stock and stock option exercise was $0 and $1.436 million , respectively.

Directors and Officers Insurance

The Company currently has Directors and Officers liability insurance, and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and Thailand. During 2022 the average exchange rate between the U.S. Dollar and Chinese Yuan have been relatively stable approximately RMB .7.12 to U.S. $1.00.

The average exchange rate between the U.S. Dollar and Thai Baht has been relatively stable at approximately Baht 38.00 to U.S. $1.00.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the nine months period ended September 30, 2022. All outstanding loans have been disclosed including the agreed interest rates.

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

Because the Company is a smaller reporting company, this Form 10-Q Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our independent registered public accounting firm

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) as principal executive officer and Chief Financial Officer (“CFO”) as principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting.

There are no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2022, that has materially affected or are reasonable likely to materially affect, our internal control over financial reporting.

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

Business and Operational Risks

The continuing COVID-19 pandemic mutations and measures intended to reduce its spread has, and may continue to, adversely affect our business, results of operations and financial condition and may hamper our ability to fund our operations without obtaining adequate, affordable funding, which funding may not be available as needed.

The outbreak of the COVID-19 pandemic and emergence of variants of COVID 19 continues to periodically impact worldwide economic activity, including Southern Florida where the Company offices are located and in China and Thailand where the Company has its products made. The COVID-19 pandemic has prevented our employees, suppliers, logistics services and other partners from conducting business activities at full capacity for a period of time, due to the community spread of the disease or due to shutdowns that were requested or mandated by governmental authorities or businesses. While it is not possible at this time to estimate the full impact that the COVID-19 pandemic has ultimately had on our business and its prospects as of the date of the filing of this Form 10-Q Report, the continued presence of COVID-19 pandemic, emergence of variant viruses and the measures taken by the governments and businesses in affected areas and in which we operate have disrupted in the past and may continue to disrupt our product development, manufacturing supply chain, the retail marketplace and overall consumer buying confidence. For example, despite the phased reopening of the economy in many U.S. states, the resurgence or persistence of COVID-19 pandemic has paused or delayed many phased re-openings. Due to social distancing and other mandates implemented by federal, state, and local governments at various times in 2021 and 2022, and despite the lifting of those mandates, many individuals are still working remotely and staying at home resulting in retail stores remaining closed or experiencing reduced traffic and demand for consumer goods like our goods remaining uncertain. As the COVID-19 pandemic continues to remain a serious health threat, the retail marketplace may have continued declines, which has reduced and may continue to reduce revenues and, as a result, could continue to adversely affect our operating results and financial condition, especially if our e-commerce initiative are ineffective or takes longer to succeed. The overall negative impact of the COVID-19 pandemic on the economy has also impacted, and may continue to impact, the number of potential retail customers for our LED and possibly Connected Surface “Smart Mirror” products. The COVID-19 pandemic outbreak and government and business mitigation measures have also had an adverse impact on global economic conditions, which has had and could continue to have an adverse effect on our business and financial condition and could impact our ability to access the capital markets on terms acceptable to us, if at all. China and Hong Kong continue to have periodic bans on travel or group gatherings. In addition, we have taken and may further take temporary precautionary measures intended to help minimize the risk of COVID-19 pandemic to our employees, including closing the corporate office for periods, temporarily requiring employees to work remotely, suspending all non-essential travel for our employees, which could negatively affect our business and promotion of the Connected Surfaces product line. The further spread of the COVID-19 pandemic or emergence of vaccine resistant strains of the virus and actions taken to limit and combat the spread will impact our ability to carry out our business as normal, and may materially adversely impact our business, operating results, and financial condition. The extent to which the COVID-19 pandemic outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

While the vaccination program has mitigated the impact of COVID-19 pandemic in the United States over the last nine months, the emergence of Delta variant and other variants, and the still significant percentage of unvaccinated Americans or Americans who have not received the most recent booster shots in certain parts of the United States and other regions outside the United States creates the specter of the emergence of vaccine resistant variants of COVID 19 that could impose economic disruption similar to the initial wave of COVID 19 in 2022 or 2023. This uncertainty makes COVID 19 pandemic an ongoing threat to and adverse factor in respect of the Company’s efforts to establish a new product line to stabilize the financial results of the Company. As such, the above-described risk factors remain relevant to the Company and its business despite an improving economy in the United States and possible return to pre-COVID 19 pandemic economic growth.

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

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by governments, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. The extent of the adverse impact of the pandemic on the global economy and markets will depend, in part, on the length and severity of the measures taken to limit the spread of the virus and, in part, on the size and effectiveness of the compensating measures taken by governments. To the extent the COVID-19 pandemic continues to adversely affect the U.S. economy, or adversely affects our business, operations or financial performance, it may also have the effect of increasing the likelihood or magnitude of other risks described herein, including those risks related to market, credit, geopolitical and business operations and cyber, or risks described in our other filings with the SEC. In addition, the COVID-19 pandemic may also affect our business, operations or financial performance in a manner that is not presently known to us. The emergence of new, vaccine resistant strains of the virus could result in a reoccurrence of the economic disruption caused in 2020 by the first wave of COVID-19 pandemic. Further, if a significant portion of the U.S. population refuses to get vaccinated in response to new variants of the virus and the threats they may pose to the economy and consumer spending, and thereby sustain or expand the impact of the COVID-19 pandemic, the COVID-19 pandemic may continue to harm our business and financial performance in 2022 and 2023 as well as increase the possibility of new, vaccine resistant strains of the virus that perpetuate the COVID 19 pandemic.

Climate Change could adversely affect the Company’s ability to receive and deliver products. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. These events can possibly make it difficult for the Company’s OEM to manufacture and deliver products to the Company and for the Company to deliver products to its customers. Climate change can create delays and inefficiencies in the Company’s supply and manufacturing chain. For instance, China has experienced power outages in 2022 in certain regions due to prolonged drought. Following an interruption to its business, the Company’s efforts to establish the Connected Surface product line as a viable, primary business line could be severely delayed or undermined. The Company relies on limited number of sources for the supply and manufacture of its products and a business interruption affecting the Company’s OEM or Company would exacerbate any negative consequences to the Company.

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

Impact of Inflationary Trends may adversely impact future product sales. U.S has experienced extensive price inflation in 2022. The impact of inflation on consumer prices and consumer buying patterns will be a factor through 2022. It is projected that the inflation rate will average 7.9% through 2022. Future volatility of general price inflation could affect consumer purchases of our products, which are a discretionary expense. Additionally, the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead, could adversely affect the Company’s future financial results.

A prolonged conflict in the Ukraine may have unintended consequences such as further increased inflation due to increases in fuel and transportation costs and economic uncertainty from prospect of expanded conflict between the U.S. and E.U., on one hand, and Russia, on the other hand.

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

The shipment of the Connected Surface products and success of Connected Surface products are critical to stabilizing the financial condition and performance of the Company. The Company started shipment of those products to customers and distributors in the first quarter of 2022. Any further delays in shipping and order fulfillment for Connected Surfaces will only impose greater financial stress on the Company and adversely impact the transition from LED product line to Connected Surfaces product line as the primary product line of the Company. A resurgence of the COVID-19 pandemic in the United States could adversely impact the Company’s efforts to ship and establish the Connected Surface product line by causing economic disruption and decline in consumer willingness to purchase discretionary purchase products like a smart mirror. The Company does not yet have an alternative product line to the Smart Mirrors certified and ready for production, which increases the importance of a successful launch of the Smart Mirrors to sustainability of the Company.

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

International operations are subject to certain risks inherent in doing business abroad, including exposure to political, social and economic instability; expropriation and nationalization; withholding and other taxes on remittances and other payments by subsidiaries; difficulties in enforcement of contract and intellectual property rights; exposure to foreign current exchange rates, interest rates and inflation; investment restrictions or requirements; and export and import restrictions.

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

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their periodic SEC financial reports. We have evaluated our internal control systems in order to allow our management to meet these requirements. We can provide no assurance that we will comply with all of the requirements imposed thereby in the future. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

Risk Factors for our Common Stock

Penny Stock and Volatile Market Price.

As a matter of policy, the Company never recommends any investment in its common stock to public investors.

Due to the factors described below, the Company’s Common Stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market. Company’s declining business and financial condition has depressed the already low market price of the Company’s Common Stock in 2022. The Company’s Common Stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Company does not have any research analyst issuing recommendations. The common stock is also a “penny stock under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the common stock and makes any investment in the common stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and require liquidity in the investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended September 30, 2022.

The Company repurchased 66,167 shares of Common Stock during the nine months of 2022 under its repurchase plan.

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

Dated: November 14, 2022

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/James G. McClinton
James G. McClinton	Chief Financial Officer and Chief Operating Officer
Principal Financial Executive and Accounting Officer