Form 10-K
period 2022-12-31
CAPSTONE COMPANIES, INC.
filed 2023-03-31
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, emerging growth company or a smaller reporting company. See definitions of “large, accelerated filer”, “accelerated filer”, “emerging growth company” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2022, as reported on the OTC QB Venture Market, was $3,625,952.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Number of estimated shares outstanding of the Registrant’s Common Stock as of March 22, 2023 is 48,826,864

DOCUMENTS INCORPORATED BY REFERENCE

None

2

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

We may use “FY” to mean “fiscal year” and “Q or QTR” to mean fiscal quarter in this Report.

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

 PART I

Item 1. Business

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company, that on March 25, 2004, organized under the laws of the State of Florida. The Company is a leading designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology. Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc. (“Capstone”), a Florida corporation located at the principal executive offices of the Company. Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was downsized and put in dormant status in March 2022.

The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years, as such, revenues for the LED product line have declined significantly in 2022. The Connected Surfaces is the Company’s effort to establish business in an emerging segment that is intended for future revenue growth. The smart home segment is the umbrella category in which we intend to participate with the Connected Surfaces program.

In late 2017, as management recognized that the LED category was maturing, it sought a business opportunity that would transition the Company’s revenue streams to an emerging new product category. While we currently continue to supply LED products on a limited basis, our strategic plan to develop and launch new innovative product lines, like Connected Surfaces’ Smart Mirrors, is believed to be essential for sustaining or growing revenues. However, we were unable to establish the Connected Surfaces’ Smart Mirrors as a product line to replace the LED product line and provide revenues sufficient to fully fund Company operations and overhead. The Smart Mirror product line continues to have limited sales in the first three months of 2023.

The Company began its foray into the electronics industry in 2019 with its Connected Surfaces initiative. We decided to enter the market as we identified the smart home category to be emerging with strong long-term growth potential. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The Smart Mirrors have both touch and remote control interfacing and it’s casting capabilities offer voice control through one’s smartphone. Full access to the internet and an operating system capable of running downloadable applications makes the smart mirror customizable to one’s usage preferences. The average selling prices are comparable to that of tablets and smartphones, retailing between $799 - $999 per unit, with the goal to deliver cost-attractive products and consumer value to mainstream America. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products are intended to enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company will require third party funding to cover operating overhead and to resume efforts to fund its marketing   and product launch campaigns. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided short-term funding from time to time to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Connected Surfaces program marketing and inventory as well as possible enhancements in functions demanded by the consumers. The Company will require third party funding to sustain basic operations and continue efforts to market the Connected Surfaces’ Smart Mirror product line.

The Company has historically competed in highly competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability, commodity costs and the recovery from the global pandemic. As stated earlier, and based on historical trends, the markets for LED home products have matured and growth within the category will continue to decline as markets are saturated. For these reasons, our focus is directed to the expansion and advancement of the Company’s Connected Surfaces initiative. As planned, in 2022 we began to exit the LED industry. Connected Surfaces Smart Mirrors program is intended to replace the LED product lines as the Company’s primary business line and its success is critical to the Company’s business and financial performance in the future.

By working overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipated minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China. Political unrest in Thailand in late 2020 and early 2021 did not affect our original equipment manufacturing (“OEM”) activities, however the transportation/logistics costs have escalated as a result of the COVID-19 pandemic, but we are beginning to see more stability as we are able to book freight without the surcharges imposed by container shortages experienced during 2021 and 2022.

While the Company announced the plan to launch its ecommerce initiative in March 2021, that effort was continually delayed because the COVID-19 pandemic forced factory closures overseas and inventories planned for Q3 2021 sales were shipped in December 2021, which pushed the formal product launch into January 2022. The COVID-19 pandemic and transitioning to Thailand OEM’s as well as to be expected delays in developing an acceptable new product essentially delayed our launch of the Smart Mirror product line by a year into 2022, which combined with declining LED product sales, has adversely impacted the Company’s business and financial performance. The initial inventory that arrived in our fulfilment center in the United States at the end of Q4 2021 was damaged by the logistics company. We filed an insurance claim and were compensated for the damaged inventory during 2022, however, incurred significant delays in our initial Smart Mirror product launch.

Beginning in 2020, the Company substantially expanded its investment and commitment to social media marketing year over year. The Company was disappointed with the 2022 results of the e-commerce efforts equating to high customer acquisition costs for a low level of sales. Since the Company was new to e-commerce and social media marketing, the cost of developing an effective e-commerce program and social media marketing was greater than anticipated by the Company.

The Company oversees and controls the manufacturing of its products, which are currently made in Thailand and China by OEM contract manufacturers. To support the e-commerce model for 2022, we transitioned inventories into warehouse facilities stateside for direct-to-consumer fulfillment. When introducing the Connected Surfaces program to Big Box retailers as planned in the first half of 2023, the Company will resume its direct import model. At that time, the Company’s products will be built to order for specific promotional periods and will not require replenishment domestically.

As of today, all of the Company’s retail sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the Company’s business did not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

The Company started to actively market and sell the Smart Mirror product line in March 2022, which is the first introduction within the Capstone Connected Surfaces program. The initial marketing launch was at the Consumer Electronics Show in early 2020 but its release to the retail market was delayed due to product development delays at our suppliers and other related approval and certification delays resulting from the impact of COVID-19, which impact was mainly limitations on staff work and staffing causing delays in completion of work and backlogs in work at suppliers and certification or regulatory organizations. The Company commenced production after a long awaited FCC approval. This review process, which historically has taken 4-5 weeks, was delayed continuously and was finalized after 5 months of delays. These are not unfamiliar steps to management, as all our products are subject to most of the same approval processes; however, we do not control the speed at which the testing companies advance. and as a result of the pandemic and shift to decentralized operations the delays were unforeseen. Our first 1,000 Smart Mirrors were shipped and arrived in January 2022 at our fulfillment center. These inventories were originally expected in Q2 2021. We air-freighted initial inventories to the U.S. so that we could activate our e-commerce program and fulfill orders immediately. The inventories were partially damaged in transit causing a 30 day delay on the contracted receipt date. The full 1,000 Smart Mirror inventory was available for e-commerce sales in March 2022.

Our business operations and financial performance for the year ended December 31, 2022 were significantly and adversely impacted by the long term impacts of the global pandemic as well as our shortage of e-commerce industry expertise. When the global pandemic restrictions gradually lifted during 2022, the consumer’s buying habits had been altered. After stocking up on home goods, home improvements and electronics during the stay at home orders, once those orders were lifted, consumers chose to spend their money on things to do versus things to have. This change in consumer spending on activities versus goods negatively impacted the 2022 launch of the Smart Mirror significantly. Sales of the Smart Mirror severely underperformed management’s expectations, generating approximately $74,000 in net sales for an approximate 105 units sold. In addition to the change in consumer spending, the Company changed its marketing course in late 2021 and 2022 by moving away from the Big Box retailers and put all of its marketing effort into the e-commerce marketing industry. The Company’s first parlay into e-commerce proved to be very costly and a difficult market to secure customer acquisition with the Company spending approximately $285,000 in 2022 on social media, advertising and trade shows, and increase of $260,000 over the prior year. The Company has decided to re-focus their marketing strategy in 2023 and move back to brick and mortar and Big Box retailers, which was their core strength with the Lighting Products and which they feel they could replicate with the Connected Surfaces product lines. Management has spent Q1 2023 actively marketing the Connected Surfaces product lines to brick-and-mortar retailers while maintaining their e-commerce presence. As of the date of this filing of the Form 10-K, we have not produced any orders from Big Box retailers and there can be no assurance that it will succeed in establishing a revenue stream that is able to sustain the Company’s operations.

Our Growth Strategy

The Company’s looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. Subject to adequate funding and cash flow from Smart Mirrors product line, the Company will pursue new revenue opportunities through the introduction and expansion of its “Connected Surfaces” portfolio into alternate distribution channels including e-commerce and others that the Company has not previously focused on. The Company also intends to leverage its existing valuable customer base and strong relationships to achieve organic growth initiatives within this new category. These efforts will depend on having adequate working capital from funding and cash flow from product sales. We have not achieved ~~such~~ adequate funding as of the date of the filing of this Form 10-K and we may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead. The lack of adequate, timely and affordable funding may undermine the efforts of. the Company to establish a revenue stream from the Smart Mirrors product line and efforts to sustain Company operations.

The Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. Since the Company produces products, both LED lighting and Smart Mirrors, that are discretionary purchases of consumers and not necessities, general and regional economic conditions affect consumer confidence which in turn usually affects the willingness of consumers to purchase Company products. The Company has been unable to sell any significant number of Smart Mirrors in 2022 and the lack of sales has continued into the first fiscal quarter of 2023.

While COVID-19 pandemic spikes have impacted full functioning of overseas factories, which delayed shipments of Smart Mirrors, the Company has been unable to sell its available inventory of Smart Mirrors as of the date of the filing of this Form 10-K and that inability may reflect that the Smart Mirrors are not matching consumer preferences. While increased marketing may improve sales of Smart Mirrors, there can be no assurance that the Company can afford an extended, expanded marketing campaign or that an extended, expanded marketing campaign would significantly increase sales or consumer demand for Smart Mirrors.

Organic Growth Strategy

Subject to adequate funding and favorable cash flow from Connected Surfaces products, which has not been achieved, the Company intends to pursue various initiatives to execute its organic growth strategy, which is designed to enhance its market presence, expand its customer base and maintain its recognition as an industry leader in new product development. Key elements of our organic growth strategy include:

Connected Surfaces. Historically, LED lighting products have been our core business. The Capstone Lighting and Hoover Home LED brands, combined, have sold millions of LED lighting products over the recent years and consequently the Company holds a well-respected position in the retail lighting category. While consistently launching successful lighting programs, the Company determined that it needed to develop a new product line with greater profit margin potential than LED Lighting. The Company has refocused its development and marketing initiatives and is focused on developing the Connected Surfaces products as its primary business line to replace the LED lighting business, which is no longer being actively promoted by the Company due to gross margin reductions as a result of increased tariffs and declining consumer interest. The Company’s product roadmap outlines the plan for an additional product launch in 2023, branded Connected Chef, a kitchen utility item, and this will continue to expand as consumer product acceptance validates its innovations. The Company believes this program will leverage existing relationships with its current retail partners and collectively contribute organic growth for the Company. The ability of the Company to promote any of its Connected Surface products will depend on securing adequate, affordable and timely funding from lenders and investors. As of the date of the filing of this Form 10-K, the Company has not secured that funding, however a director/officer has been providing interim financing while other financing options are being considered.

The Company anticipates that smart homes will become more mainstream over the next several years based on increasing developments of smart home technologies and products and consumer purchases of smart home technologies and products and will present a significant, potential growth opportunity for the Company and its Connected Surfaces portfolio. While our Connected Surface products is aimed at the smart home market, we are also targeting the medical industry for a Smart Mirror to assist with the growing digital health services including but not limited to physical therapy, dermatology uses and home health care.

Perceived or Essential Strengths

Our Chief Executive Officer’s experience in hardline product manufacturing has prepared the Company for successful entries into various consumer product markets, especially its experience in using foreign OEMs to provide capabilities not possessed internally by our company.

Product Quality: Through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party testing, product quality has been a priority of the Company and essential to competing in competitive markets. To deliver cost-competitive products without compromising quality standards, we leverage purchasing volume and capitalize on strategic vendor relationships. This advantage has not been realized in 2022 with respect to the Smart Mirrors due to perceived changes in purchasing habits of consumers and resulting changes in buying habits of Company’s core retailer customer base.

Perceived Weaknesses

The Company does not possess the business, marketing, and financial resources of larger competitors or the brand recognition or international markets of some of the larger competitors. The declining financial performance of the Company due to discontinuation of the LED lighting product line has placed the Company in a weakened financial position, which in turn increases the need for working capital funding from investors or lenders. The Company lacks the hard assets for affordable, sufficient debt financing and the low market price of its Common Stock makes equity funding difficult in terms of finding suitable investors who will provide adequate, affordable, timely working capital funding.

The product launch of the Smart Mirrors did not meet projected sales forecasts for 2022. Customer acquisition costs of the e-commerce marketplace were high while producing low conversion into sales. In addition, the consumer’s buying habits were altered during the global pandemic. After stocking up on home goods, home improvements and electronics during the stay at home orders, once those orders were lifted, consumers chose to spend their money on things to do versus things to have. This change in consumer spending on activities versus goods negatively impacted the 2022 launch of the Smart Mirror significantly.

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

As a smaller reporting company, we are more vulnerable to events like COVID-19 pandemic, production and shipping delays, travel and operational disruptions and restrictions and an accelerated shift to e-commerce from reliance on brick-and-mortar retail sales. We lack the staff, money, internal capabilities and resources and operational experience to significantly or timely respond to significant challenges and adverse changes in business and financial requirements.

COVID-19 pandemic closures of companies and shipping-distribution channels produced a delay in shipping and receipt of products from abroad and in the United States. The problems include a lack of sufficient drivers for the trucking industry. The Company relies on OEM’s located in Thailand and China, which have been impacted by the COVID-19 pandemic in meeting development, production and shipping deadlines. The extent of the continuing economic impact of the COVID-19 pandemic and resulting logistical delays is uncertain as of the date of this Form 10-K report.

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

The financial condition of the Company has included seeking a significant corporate transaction, including, without limitation, a possible merger and acquisition transaction or reorganization to sustain operations or to acquire a new business line that can support company operations. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, and the Company being in transition from a declining product line and not yet establishing a profitable product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market, the Company may be unable to consummate a corporate transaction that sustains operations.

Products and Customers

While the Company is expanding its product portfolio through the introduction of the Capstone Connected Surfaces program, it still maintains a select number of LED lighting products under the “Capstone Lighting®” brand available through Amazon and Wayfair e-commerce websites.

The product lines available as of the date of this Form 10-K report are as follows:

Connected Surfaces – Smart Mirrors:

Standard Rectangular

Wardrobe/Fitness Mirror

LED Lighting : Discontinued in 2023

The plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits. Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred before shipments and related revenues occur. Promotion of the Connected Surfaces product line was hampered in 2022 by the lack of adequate, long-term funding and declining revenues from product sales.

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. While Capstone has traditionally generated the majority of its sales in the U.S. market, urbanization, rising family incomes and increased living standards abroad have spurred a perceived demand for small consumer appliances internationally. To capture this market opportunity, the Company has continued its international sales by leveraging relationships with our existing global retailers and by strengthening our international product offerings. The Company sold Capstone brand LED products to markets outside the U.S., including Australia, Japan, and South Korea. International sales for the year ended December 31, 2022 were $45 thousand or 13% of net revenue as compared to $341 thousand or 50% in fiscal 2021. The Company’s performance depends on a number of assumptions and factors. Critical to growth are the economic conditions in the markets that we serve, as well as success in the Company’s initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. Efforts to expand into new international markets may be adversely impacted in the near term by COVID-19 pandemic.

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

Sales and Marketing

We use direct sales by our Chief Executive Officer and sales agents to sell our products, which effort includes direct sales to Big Box retailers.

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

The Company has historically promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show, but also relies on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities. Subject to adequate working capital, this marketing effort will continue as a complement to the social media and e-commerce initiatives.

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

Occasionally as part of the marketing program the Company may provide marketing allowances to the customer to ensure, that the retailer is not left with unsold inventories at the end of the program. As an accounting practice, depending on the item and its selling history, the Company will accrue a reserve for possible future markdowns and will retain these reserves for a period 3 to 5 years in the event the customer deducts such a promotional allowance against an open invoice or submits us an invoice. These reserves will be released if not used or needed by the retailer. These allowances are also evaluated when our relationship with a customer is terminated, or we cease selling a specific product to a customer. As of 2022, the Company reversed $81 thousand of promotional allowance accruals, recognizing miscellaneous income as of the year ended December 31, 2022, due to the discontinuation of the LED product line.

The United States is one of the largest consumers of technology-based products, particularly smart home products Currently there are in excess of 120+ million homes in the United States alone with fixed broadband subscriptions. Moreover, there are more than 300+ million smart phone users. These data points alone are indicative of the burgeoning growth potential which is driving investment into Smart Home Products and awareness. Household penetration for smart home devices in 2018 was approximately 7.5% and recent statistics for 2023 state as many as 46% of households as of the date of this filing have at least one smart home device.

For the year ended December 31, 2022, the Company had two customers who comprised approximately 71% of net revenue . Although we have long established relationships with our LED customers, we do not have contractual arrangements to purchase a fixed quantity of products annually. A decrease of business or a loss of any of our major customers could have a material adverse effect on our results of operations and financial condition.

Starting in late 2021, we have utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, Capstone has launched a You Tube channel to host Smart Mirror videos and established a Twitter account. Our Social Media marketing has not resulted in any significant sales of products in 2022. We may not be able to effectively compete in e-commerce and Social Media marketing and sales. As such, in 2023 we are returning to marketing to the brick and mortar and Big Box retailers. The Company has a Social Media presence on the following Social Media platforms:

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected

INSTAGRAM2: https://www.instagram.com/capstoneconnected

PINTEREST3: https://www.pinterest.com/capstoneconnected/

LINKEDIN4: https://www.linkedin.com/company/6251882

TWITTER5 https://twitter.com/CAPC_Capstone

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

Competitive Conditions

The Company operates in a highly competitive environment, both in the United States and internationally, in the lighting and internet of things segments. The Company competes with large multinationals with global operations as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular categories.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training. Smart Mirrors and other Connected Surface products are an emerging industry, and the Company’s product line is innovative and does not require licensing of technologies, as the Connected Surfaces program is developed with open source resources. The Company is also under development of proprietary features that would further establish the Company as a market innovator. As such, applications have been filed. However, the Company may be unable to develop or license emerging new technologies that are dominant.

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

Capstone uses its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company’s products manufactured overseas, Capstone uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country’s individual regulatory standards. The Company also hires quality control inspectors who examine and test products to Capstone’s specification(s) before shipments are released.

To successfully implement Capstone’s business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer’s growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations. The continuation of Company’s declining business and financial performance may significantly hinder or undermine efforts to establish a profitable Connected Surface product line capable of sustaining operations. Establishing the Connected Surfaces product line as a viable revenue source is essential to sustaining the Company as a consumer product company. The Company will need adequate funding in 2023 to sustain that business line and operations. Investments in technical and product development are expensed when incurred and are included in the operating expenses.

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

●	Raw Materials – Components and supplies are subject to sample inspections upon arrival at the contract manufacturer, to ensure the correct specified components are being used in production.

●	Work in Process – Our quality control inspectors conduct quality control tests at different points during the product stages of our manufacturing process to ensure that quality integrity is maintained.

●	Finished Goods – Our inspectors perform tests on finished and packaged products to assess product safety, integrity and package compliance.

Raw materials used in manufacturing include plastic resin, copper, LED bulbs, batteries, and corrugated paper. Prices of materials have remained competitive in the last year. The Company believes that adequate supplies of raw materials required for its operations are available at the present time. The Company cannot predict the future availability or prices of such materials. These raw materials are generally available from a number of different sources, and the prices of those raw materials are susceptible to currency fluctuations and price fluctuations due to transportation, government regulations, price controls, economic climate, or other unforeseen circumstances. In the past, the Company has not experienced any significant interruption in availability of raw materials. We believe we have extensive experience in manufacturing and have taken positions to assure supply and to protect margins on anticipated sales volume.

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

We do not have sufficient operational experience with Connected Surfaces to predict the seasonality of Connected Surfaces.

Intellectual Property

CAPC owns a number of patents and trademarks as denoted below:

Patent / Trademark Serial Number	Patent / Trademark Name	Status / Issue Date	Patent / Trademark Expiration Date	Country	Description
97365117	Connected Chef	Pending	N/A	USA	Trademark on name
90758255	Capstone Connected	Pending	N/A	USA	Trademark on name and logo
90286667	Thin Cast	Pending	N/A	USA	Trademark on name and logo
10,203,262	Apparatus and method for switch state detection and controlling electrical power	03/12/2019	03/12/2039	USA	apparatus and method for switch state detection and controlling electrical power
D779,109 S	Lamp simulating a UFO	02/14/2017	02/14/2032	USA	Design patent – lamp simulating UFO

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

As is customary in the retail industry, many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims. Such claims could harm our relationships with customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers, we may be required to cease manufacture of the infringing product, pay damages and expend significant Company resources to defend against the claim and or seek a license.

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

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations. The Company is not aware of any national, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations. During 2022, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Employees

As of December 31, 2022, we employed 3 employees in our U.S. office and maintain consulting agreements with 4 individuals, 2 of which resided in Hong Kong, formerly employees of our Hong Kong operation. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement. We believe that our staff is adequate to handle the current operations, but we recognize that the new product line and social media marketing may require additional personnel. Our ability to hire additional personnel is subject to adequate revenue flow and funding.

The following table sets forth the number of individuals by function:

Employee Function	Number of Employees
Executive	1
Sales/Customer Service/Distribution	2
Research & Development/Technology/Product Development	2
Administrative	2
TOTAL	7

Corporate Information

Our principal executive offices are located at 431 Fairway Drive, Suite #200, Deerfield Beach, Florida, USA 33441. Our telephone number is (954)570-8889 and our website is at URL: www.capstonecompaniesinc.com. Our U.S. subsidiaries operate out of our principal executive offices.

We file our financial information and other materials required under the Exchange Act electronically with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through our corporate website: https://www.capstonecompanies.com.

Government Regulation

Our operations are subject to regulation by federal and state securities authorities as well as various federal, state, foreign and local laws and regulations governing a consumer products company and a for-profit business. We are not subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business and financial affairs. Our main concern, although greatly diminished in terms of government regulation is the changing regulatory environment in China and greater Asia and its impact on our ability to access manufacturing sources and obtain our specific consumer products. Despite some political uncertainty, Thailand continues to encourage foreign direct investment as a means of promoting economic development, employment, and technology transfer. We established Thailand as an alternative to China. While the general trend in China has to be conducive to trade and commerce in terms of U.S. companies conducting business with domestic companies, China is a still a single-party nation-state in which the central government has the power to dramatically and immediately change its trade and commercial policies and laws. The Chinese government has also imposed its laws, policies and directives in Hong Kong SAR, which has created uncertainty about whether Hong Kong SAR will continue to encourage and enable foreign companies to conduct business in Hong Kong SAR without undue interference from the Chinese government. Chinese government intervention in Hong Kong’s political and legal affairs since 2020, which has taken the form of unilaterally imposing Chinese laws and policies in Hong Kong, create a heightened threat of Hong Kong’s traditional pro-foreign business policies, regulation and economic environment being altered to suit national security concerns and international objectives of the Chinese government and becoming untenable for foreign businesses, especially U.S. companies conducting business in Hong Kong in light of growing U.S.-Chinese tensions in international affairs and global economic competition. Chinese government’s imposition of the National Security Law in Hong King on June 30, 2020 undermined Hong Kong’s autonomy and introduced heightened uncertainty for foreign and local firms operating in Hong Kong. On March 5, 2022, Chinese Premier Li Keqiang asserted that Beijing intends to exercise “overall jurisdiction over the two SARs,” referring to Hong Kong and Macau. Political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke a even more strident, anti-U.S. change in Chinese trade or commercial laws and regulation, including Hong Kong trade and commercial laws, that makes it more difficult or expensive for us to obtain consumer products. Such a development would have a serious impact on our ability to compete in the United States in the niche LED consumer product market.

While Thailand has experienced a degree of political instability for decades, due to the influence and intervention of the Thai military in political affairs, the trade and commercial environment in Thailand has been generally receptive to and encouraging foreign commerce in Thailand. U.S. State Department 2022 assessment of Thailand concluded that Thailand remains encouraging to foreign investment and commerce. Due to uncertainties associated with conducting business in China and Hong Kong, the Company established manufacturing capabilities in Thailand through a local contract manufacturing concern in order to reduce reliance on China and Hong Kong for products and engineering.

Working Capital Requirements and Financing

In order to successfully launch the online Connected Surfaces business, the Company was required to maintain sufficient on hand available inventory levels, to allow for immediate fulfilment of an online order. This required additional investment combined with investments in new product expansion of Connected Surfaces, new product molds, product testing and outside certifications, package design work, and further expansion of its capabilities in Thailand, the Company may require additional working capital.

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

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror product. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. On October 18, 2021 the Company received the $1,020,000 funding under this agreement. The term of the agreement is 30 months with principal accruing a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty.

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

As of December 31, 2022, the Company had a total of $1,802,230 outstanding on the above referenced funding agreements, which includes accrued interest of $82,231.

The Company’s ability to maintain sufficient working capital is highly dependent upon achieving expected operating results. Failure to achieve expected operating results could have a material adverse effect on the Company’s working capital, ability to obtain financing, and its operations in the future.

With the net operating loss of $2.663 million, the Company utilized $1.904 million of cash for operating expenses during the twelve months ended December 31, 2022, as compared to $2.371 million used in the same period last year. During the period, the Company’s cash decreased approximately $1.2 million after securing net proceeds of $700 thousand in working capital loans. As of December 31, 2022, the Company had working capital deficit of approximately ($448 thousand), an accumulated deficit of approximately $9.1 million, and a cash balance of $61 thousand. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During 2023 and through the date of this filing, the Company has received $183,500 in working capital note payable proceeds from Director, Stewart Wallach. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 26, 2023 with the ability for the Company to request a 90-day extension. The loan may be prepaid in full or partially without any penalty.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director Stewart. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations (the “Working Capital Loan Agreement”). The term was originally 60 days but allowed for the maturity date to be extended 90 days by the Company with written notice to Mr. Wallach. Therefore, the $40,000 working capital advance plus accrued interest matures June 2023. Principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

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

Business and Operational Risks

The declining revenues in 2021 and 2022 of our primary business line of LED lighting products, the delay in launching our new Connected Surfaces product line and the product line not becoming a replacement revenue source have resulted in significant operating losses and imposed a need to sustain operations with outside funding of working capital. If the Company cannot obtain adequate, affordable funding, whether equity or debt, as needed, the Company will have difficulty sustaining the Company as a going concern.

The adverse financial results on our business and financial performance in 2022 from the COVID-19 pandemic, inflation and changes in consumer spending during 2022 coupled with the declining performance of the LED product lines placed a significant financial strain on our Company. Cash flow from operations was and is not sufficient to sustain operations and support launch of Connected Surfaces Smart Mirror product line as a primary revenue source. In order to attempt to secure adequate working capital in 2022, we took the actions detailed below. These actions are not deemed sufficient to meet all expected working capital needs for 2023 for a full implementation of our plan to establish the Connected Surfaces product lines as viable product lines and to meet general operating overhead needs. We anticipate the need to raise working capital funding to meet our funding needs in 2023 and supplement any cash flow from operations. Because of the low market price and liquidity of our Common Stock, our declining financial performance and condition in 2021 and 2022, lack of hard assets required for asset based loans, and our transition from a declining product line and primary source to a new, unproven product line, we may be unable to raise necessary, affordable and timely working capital in 2023 and that failure could be fatal to our ability to sustain the Company as an operating company.

During the year ended December 31, 2022, the Company used cash in operations of approximately $1.9 million and generated net operating losses of approximately $2.6 million. As of December 31, 2022, the Company has working capital deficit of approximately ($448 thousand) and an accumulated deficit of $9.1 million. The Company’s cash balance decreased approximately $1.2 million from $1.3 million as of December 31, 2021 to $61 thousand as of December 31, 2022. Although we have cash on hand, the Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and we will need to seek additional capital through debt and/or equity financing to fully fund operational overhead and fully fund the effort to establish the Connected Surfaces Smart Mirror product line as the primary revenue source in 2023. While certain directors have provided working capital funding to the Company in the past, including 2022, there is no guarantee, and none can be given that these insiders will do so when and as required by the Company in 2023.

We took the following actions to obtain or arrange sources of working capital funding in 2022 and 2023:

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury, a natural person. On May 1, 2022, the three individual agreements became effective. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations (the “Working Capital Loan Agreement”). The term of this agreement is 5 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

Subsequent to December 31, 2022, and through the date of this filing, the Company has received $183,500 in  working capital note payable proceeds from Director, Stewart Wallach. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 26, 2023 2023 with the ability for the Company to request a 90-day extension. The loan may be prepaid in full or partially without any penalty.

As of December 31, 2022, we had approximately $61 thousand of cash. We have taken a number of actions short-term and long-term to preserve existing capital, including reducing capital expenditures, reducing employee workforce, reducing discretionary expenditures, executive management salary reductions and deferment of payment, expense reductions related to closing the CIHK operations in Hong Kong and reductions in travel, hotel and show expenses. The Company has been in discussions with alternate funding sources that provide additional sourcing options for the Connected Surfaces business channel that the Company is transitioning into. However, in the event that we are unable to negotiate a new credit facility or if cash on hand and cash generated from operations are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financing, to fund our operations and future growth. Our ability to access the credit and capital markets in the future as a source of liquidity, and the borrowing costs associated with such financing, are dependent upon market conditions and our credit rating and outlook. With our reported losses in recent years, we cannot assure that we will be able to negotiate competitive rates, which could increase our cost of borrowing in the future. In addition, equity financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the current price per share of our common stock. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow or sustain our business.

The Company does not have an alternative product line to replace the Connected Surfaces product lines in 2023. If the Connected Surfaces product line does not become a viable revenue source in 2023, the Company will need funding to sustain operations and efforts to establish the Connected Surface product line as a viable revenue source.

The Company does not have an alternative product line to the Connected Surfaces product lines and would be unable to develop an alternative in 2023. The failure of Connected Surfaces product lines to produce sufficient cash flow in 2023 or early 2024 could potentially force the Company to effect an extraordinary corporate transaction to protect shareholder value and sustain the Company as an operating company. An extraordinary corporate transaction could include a merger or sale of the Company or reorganization of the Company under bankruptcy protection or otherwise or could result in the liquidation of the current business and efforts to fund a new business line in 2023 or 2024 – if adequate, affordable funding is available. The Company may be unable to effect, if necessary, an extraordinary corporate transaction or obtain significant funding for a new product line in 2023 to sustain the Company as an operating company. Reorganization under the protection of the bankruptcy code is one possible extraordinary corporate transaction if the Connected Surfaces product lines does not become a viable revenue source and other extraordinary corporate transactions are not possible. While the Company is continuing efforts to establish the Connected Surfaces product line as a viable revenue source, the Company is exploring possible alternative new business lines, which alternative business lines could be internally developed with sufficient funding or acquired in a merger or asset acquisition.

COVID 19 pandemic and actions to stem or combat its impact adversely impacted our business and financial performance in 2022 and first quarter of 2023 and may continue to do so in the remainder of 2023. COVID 19 pandemic and remedial actions was especially detrimental to the Company in that they delayed the development, production, shipping and availability as inventory of our Connected Surfaces Smart Mirrors product line until first quarter of 2022, which resulted in the LED lighting product line as the Company’s primary and declining business line and revenue source in 2022 and continuation of operating losses.

The principal adverse impact of COVID-19 pandemic and remedial responses on our business was to delay the development, production, shipping, adequate available inventory and full marketing and sales of our new product line, the Smart Mirrors, as a timely replacement for our LED lighting product line as our primary business line and revenue source. Instead of launching the Smart Mirror product line in 2021, the launch was delayed into early 2022. In addition, consumer spending habits changed with the full re-opening of business. Consumers discretionary income was spent on social activities and experiences such as restaurant dining, fitness club memberships, concerts, vacations and travel.. There was a significant decline in home goods purchasing, for which the LED lighting and our Connected Surfaces products fall into, as the average consumer chose experiences and social gatherings over home goods. Global inflation was at an all-time high in response to COVID 19’s impacts on the Global economies, with the United States reporting a 9.1% inflation rate during 2022, the highest rate of inflation since the early 1980’s. Furthermore the Company launched the Connected Surfaces Smart Mirror via a new e-commerce marketing strategy, for which the Company was navigating in real time and had no prior industry experience with and seemingly struggled to convert marketing efforts into sales, These factors contributed to the Company suffering a worsening financial condition with accumulating operating losses in 2022 and into first quarter of 2023. The Company has a need for working capital funding to cover operating overhead and cost of implementing the efforts to establish the Connected Surfaces products as the primary business line and revenue source for the Company in 2023. The Company commenced the sales of the Smart Mirror in first quarter of 2022 and does not have sufficient sales and operational experience to determine whether the adverse impact of COVID-19 pandemic, inflation and related ripple effects 2022 will materially, adversely impact our sales of Connected Surfaces product lines in 2023. The success of the Connected Surfaces product lines in 2023 is critical to our ability to sustain operations and will also affect our ability to raise working capital when and if needed to sustain operations in 2023 and into 2024.

The adverse financial results from the COVID-19 pandemic on our business and financial performance coupled with our transition in new product focus on Connected Surfaces products and its inability to date to produce necessary revenues to support operational overhead and declining performance of the LED Lighting product lines places a significant financial strain on our Company.

Due to the limited number of employees and contractors who conduct Company operations, COVID-19 pandemic has a more significant and lasting impact on our company than larger competitor companies with significantly greater number of employees, contractors, facilities and overall resources. The impact of COVID-19 pandemic was especially severe on the Company due to traditional reliance on Chinese-Hong Kong manufacturing and the ongoing impact of COVID-19 pandemic in China and Hong Kong in 2021 and 2022.

We anticipate the available funding will sustain operations for Q1 2023, but this assumption may prove to be incorrect. However, to sustain future operations and revenue growth we will also need either adequate and affordable additional working capital funding including purchase order funding or adequate cash flow from sales of products in fiscal year 2023. We can give no assurances that we will be able to secure affordable, adequate and timely funding as necessary in the future. The economic disruption resulting from the COVID-19 pandemic has had an adverse impact on the global freight shipping industry and on the cost of shipping our products. Continuation of current overall inflationary pressures coupled with any continuation or worsening of shipping problems and associated increased costs could severely impact our business and financial condition by decreasing consumer demand for Connected Surface products.

Our operating results and sustainability as an operating company are substantially dependent on the acceptance of new products.

The Connected Surfaces product lines are our effort to establish a viable product line to replace the matured LED product line and the success of the Connected Surfaces product lines are critical to our continued operation as a consumer product company. Our future success depends on our ability to deliver innovative, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. As a small company, innovation is critical to our ability to compete with larger competitors. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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

As further detailed below, the Connected Surfaces product line did not achieve the level of consumer acceptance as anticipated and, consequently, orders from e-commerce for the Connected Surfaces product line were insignificant in 2022. The primary intended appeal of the Smart Mirrors, being a residential Internet connected residential device for under $1,000, may not meet current consumer demands in the smart mirror or connected device marketplace and Company efforts to establish the Smart Mirror line in 2023 as a viable revenue source may fail. While the Company has developed a smart version of a cutting board in 2023, this prototype is under technical review as of the date of the filing of this Form 10-K. The Company does not have an alternative product line as of the first fiscal quarter of 2023.

 Our operations depend on a small number of personnel and the loss of key personnel or the inability to replace or add key personnel could have a significant impact on our ability to grow or sustain operations.

We operate the executive operations with a relatively small number of personnel. Company has not developed personnel to readily replace key personnel. The loss of key personnel, being Stewart Wallach, Company’s Chief Executive Officer would severely harm the business. As of December 31, 2022, James McClinton, our Chief Financial Officer for over 30 years, elected to retire. The Company hired Dana Eschenburg Perez, as an external consultant as of January 1, 2023 to perform the functions of Chief Financial Officer. We do not have key man life insurance.

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

During a downturn in the economy, consumer purchases of discretionary items are affected, which could materially harm our sales, profitability and financial condition and our prospects for growth. Historic inflation in 2022 has created uncertainty about consumer confidence and its impact on demand for our products in 2023.

Many of our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in U.S. economic conditions continues, particularly considering the impacts rising inflation, the COVID-19 pandemic, and trends in consumer discretionary spending remain unpredictable. While the impact on the global economy remains uncertain, the United States has experienced a significant reduction in unemployment and financial markets have remained robust and uncertain at times. Historically, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the U.S. market in which we sell most of our products, or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth.

The U.S. economy has experienced inflation of 6.4% for the Consumer Price Index for all Urban Consumers for the 12 months ended January 2023, which is a 40-year high rate, according to the U.S. Bureau of Labor Statistics. Inflationary rate for energy costs i a major component of the historic inflation and the war between Russian Federation and Ukraine added to the inflationary rate for energy costs. High inflation is one factor that could adversely impact consumer purchases of discretionary items like smart mirrors as well as add to the cost of transporting our products from Asia to the U.S. We do not have sufficient operating experience in the sale of the Smart Mirrors as of the date of the filing of this Form 10-K to determine the impact on 2023 revenues of this inflationary increase.

 If we are unable to effectively develop, manage and expand our marketing programs and sales channels for our products, our operating results may suffer.

Our launch of an e-commerce website and social media promotions of products are a new approach to marketing for our company and we lack sufficient operational history to judge the effectiveness of the effort. These marketing efforts did not produce any significant sales of products in 2022 and the Company has returned to direct sales efforts to brick-and-mortar retailers as the most cost effective marketing strategy. The success of the Connected Surfaces products is critical to stabilizing and improving the business and financial condition as well as prospects of the Company. We do not have an extensive staff devoted to e-commerce and social media promotions and we have not retained outside firms to assist on a regular basis in this effort. The Company is seeking funding to support the promotion of the Connected Surfaces products. Attaining affordable funding of the marketing effort may be critical to success of the marketing and promotion of the Connected Surfaces products. The cost and difficulty of establishing a new product line is difficult to estimate and difficult to fund by a small company like the Company, especially when that effort is faced with the inherent difficulties of penetrating an emerging, new product segment like smart mirrors, which has a growing number of competitors and has an ongoing, evolving need to meet changing consumer expectations and demands for enhanced or new technologies and functions; and against numerous competitors with significantly greater financial and technology resources, brand recognition and brand loyalty by consumers and logistical and marketing capabilities than our company.

Retailers may alter their promotional pricing or inventory strategies, which could impact our targeted sales of our products. If we are unable to effectively penetrate these channels or develop alternate channels to ensure our products are reaching the intended customer base, our financial results may be adversely impacted. In addition, if we successfully penetrate or develop these channels, we cannot guarantee that customers will accept our products.

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

With the increased demand for consumer smart products, including the Connected Surfaces, which is the focus of our business, we will continue to face increased competition in the future across our businesses. If the investment in capacity exceeds the growth in demand the electronic consumer market is likely to become more competitive with additional pricing pressures. With the emerging and evolving smart mirror market, we face growing competition and rapidly changing product technology and functionalities.

As competition increases in smart products, including connected surfaces, we need to continue to develop new products that meet or exceed the needs of our customers. Adequate, affordable and available funding is key to our ability to compete in the smart mirror markets. Competitors may also try to align with some of our strategic customers. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

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

The manufacturing of our products involves complex processes. We have just started to sell the Smart Mirrors in 2022 and we do not have sufficient consumer experience with our products to determine the extent of any customer service problems or product returns and defects and those factors impact on revenues. Our customers specify quality, performance and reliability standards that we must meet. If our products do not meet these standards, we may be required to replace or rework the products. In some cases, our products may contain undetected defects that only become evident after shipment and used by consumers. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which they were not designed resulting in product failures and creating customer satisfaction issues. For a small company, identifying and meeting consumer demand and product quality standards are critical to our business and financial performance.

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

Historically, we depended on a limited number of retail customers for a substantial portion of our LED revenue, and the loss of, or a significant reduction in purchases by, one or more of these customers could adversely affect our operating results for any LED lighting product sales as well as any sales of Smart Mirror products sold through these retailers.

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

If we do not accurately predict consumer demand for products, we may be unable to produce products that are in demand and our financial performance will suffer. Our ability to timely exploit the enhanced consumer interest in smart mirrors was delayed by COVID-19 pandemic impact on our OEM’s and shipment of products from China. The Smart Mirrors product line was intended to replace the declining sales of the LED lighting products and the continuing efforts to establish the Smart Mirrors product line has a viable replacement product line has placed a significant financial stain on the Company. While the Company has another product in development, the Company must secure outside funding to sustain operations while it continues efforts to establish the Smart Mirror product line as a source for a viable revenue stream and, failing that, to explore and pursue possible new business lines through joint venture, merger, acquisition, or other significant corporate transaction.

To ensure adequate inventory supply for the new product categories and to support e-commerce, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our online customers. With the logistical problems referenced above, the forecast of inventory needs is even more crucial to our business and financial performance and efforts to establish a viable Smart Mirrors product line and revenue source. We could accurately predict inventory needs and timely place orders for products and then have logistical problems delay delivering of products and result in a lack of inventory to fill orders. The ability to timely fill orders for Smart Mirrors is an important achievement in the effort to establish the Smart Mirror product line as a viable revenue source.

Factors that could affect our ability to accurately forecast demand for our products include:

●	an increase or decrease in consumer demand for our products.

●	our failure to accurately forecast consumer acceptance for our new products.

●	product introductions by competitors.

●	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers.

●	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and

●	terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics, such as the current COVID-19 pandemic, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

●	constraints on marketing and sales efforts and analysis due to limited financial resources.

Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could have an adverse effect on gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce products to meet our customer requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships. These risks have materially increased and may persist with the market disruption caused by the COVID-19 pandemic on our foreign OEM’s and related supply chain problems.

The consumer electronics industry is subject to significant pricing pressure caused by many factors, including technological advancements, intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. While unlikely as the product segment is in its earliest stages, these factors could cause us to reduce our prices to retailers and consumers or engage in more promotional activity than we anticipate. For example, in response to the COVID-19 pandemic’s impact on the retail industry, including retail store closures and decreased consumer traffic and purchasing, many of our competitors have engaged in, and may continue to engage in, additional promotional activities focused on e-commerce sales. As traditional brick-and-mortar stores reopened post-pandemic, we saw further discounting across our industry as businesses manage excess inventory levels. In addition, our ability to achieve short-term growth targets may be negatively impacted if we are unwilling to engage in promotional activity on a scale similar to that of our competitors and we are unable to simultaneously offset declining promotional activity with increased sales at premium price points. This could have a material adverse effect on our results of operations and financial conditions.

Fluctuations in the cost of products could negatively affect our operating results.

The components used by our suppliers and manufacturers are made of raw materials that may be subject to significant price fluctuations or shortages that could materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation. Because our products are manufactured abroad, our products must be transported by third parties over large geographical distances, increased demand for freight services at a time of reduced ocean freight capacity, can significantly increase costs. Manufacturing delays or unexpected transportation delays, such as those caused by the COVID-19 pandemic, can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition. The continuation of the historic inflation of 2022 could adversely impact our competitive pricing strategy by imposing increased production and shipping costs for the Smart Mirrors in 2023.

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

We have revenue, operations and contract manufacturing arrangements in overseas that expose us to certain risks. Fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

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

All of our manufacturers are located outside of the United States and in 2022, 13% of net revenue was generated by international business. As a result, we are subject to risks associated with doing business abroad, including:

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

Our current short-term debt level as of December 31, 2022 and 2021 was approximately $620 thousand and $0, respectively.

The Company will need additional outside working capital funding in fiscal year 2023 to support the Company’s operations and further marketing and distribution of the Smart Mirror and development of the Connected Surfaces additional product lines.

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

Since we are transitioning our product focus to Connected Surfaces products past financial performance is not indicative of any future growth or future financial performance. We will have to establish our Connected Surfaces product line in the face of extensive competition as an entirely new segment within the Smart Home category.

Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All our sales in 2022 were transacted in U.S. dollars. The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs. However, as the Company volumes increase, the leveraged buying power has enabled the Company to minimize the impact on costs. The last economic crisis revealed that exchange rates can be highly volatile. Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

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

Consumer preferences regarding the shopping experience continue to rapidly evolve. We sell our products through a variety of channels, including through wholesale customers and we launched our own direct to consumer business consisting of our brand and e-commerce platform. If we or our wholesale customers do not provide consumers with an attractive in-store experience, our brand image and results of operations could be negatively impacted. In addition, as part of our strategy to grow our e-commerce revenue, we are investing significantly in enhancing our platform capabilities and implementing systems to drive higher engagement with our consumers. If we do not successfully execute this strategy or continue to provide an engaging and user-friendly digital commerce platform that attracts consumers, our brand image and results of operations could be negatively impacted as well as our opportunities for future growth. In addition, we cannot predict whether and how the COVID-19 pandemic will impact consumer preferences regarding the shopping experience in the long-term and how quickly and effectively we will adapt to those preferences. We have commenced our Social Media/e-commerce marketing initiative in response to current trends in consumer purchasing habits and in case the traditional brick-and-mortar retail continues to suffer and decline under the assault from the COVID-19 pandemic as well as a growing trend towards e-commerce shopping by consumers that pre-dates the COVID-19 pandemic.

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

Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our new Connected Surfaces category and our new online direct to consumer sales channel. Our growth in these areas depends on our ability to continue to successfully market these new products to existing customers, grow our e-commerce and mobile application offerings in the U.S. market and continue to successfully increase our product offerings in the Connected Surfaces category. Our ability to invest in these growth initiatives on the timeline and at the scale we expect will be negatively impacted if we continue to experience significant market disruption due to COVID-19 or other significant events, particularly in the U.S. market and in declining sales. In addition, our long-term strategy depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted, and we may not achieve our expected results of operations.

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

Item 1B. Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2022.

Item 2. Properties.

The Company has an operating lease agreement for offices in Deerfield Beach, Florida. Neither the Company nor its operating subsidiaries own any real properties or facilities. CAPC and Capstone share principal executive offices and operating facilities. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective November 1, 2019, the Company entered into a new prime operating lease with the landlord “431 Fairway Associates, LLC” ending June 30, 2023, for the Company’s executive offices located on the second floor of 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020, and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for a portion of common area maintenance charges in the leased premises which has been estimated at $12.00 per square foot on an annualized basis of which the premises is approximately 4,694 square feet. In an effort to reduce operating expenses in 2023, the Company does not intend to renew the operating lease for the executive offices and arrangements are being made for staff to work remotely.

The rent expense for the year ended December 31, 2022 and 2021 amounted to $145,693 and $144,916, respectively. At the commencement date of the new office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842.

We believe that the facilities are well maintained, in compliance with environmental laws and regulations, and adequately covered by insurance. We also believe these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

The Company has one short storage rentals in effect as of 2022 with a duration of less than twelve months.

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

Item 4. Mine Safety Disclosures (Not Applicable).

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on The OTC Markets Group, Inc.’s QB Venture Market Tier under the trading symbol “CAPC”.

As of March 1, 2023, there were approximately holders of record (excluding OBO/Street Name accounts) of our Common Stock and estimated 48,826,864 outstanding shares of the Common Stock.

Dividend Policy

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last seven years, and we presently have no intention of paying any cash dividends on shares of our Common Stock. We do not currently anticipate, based on existing financial performance, to be declaring or paying dividends on any series of our preferred stock in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion and development of our business. The future payment of dividends on shares of our Common Stock are at the sole discretion of our board of directors.

Recent Sales of Unregistered Securities

There were no unregistered securities sold or issued during the year ended December 31, 2022 and 2021, except: (1) On August 6, 2021, Company granted: stock options to Mr. Guzy and Mr. Postal, who are directors of the Company, each received 4,144 stock option grants for participating in the Audit and Nomination and Compensation Committees for the year 2021-2022. The stock options were issued under an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under that act.

On January 4, 2021, the Company entered a Loan Agreement with Directors Stewart Wallach and Jeff Postal as joint lenders (the “Lenders”) whereby Lenders made a maximum of Seven Hundred and Fifty Thousand Dollars and No Cents ($750,000) (principal) available as a credit line to the Company for working capital purposes.

The term of the loan started January 4, 2021 and ended June 30, 2021. The Company did not take any advances on this credit line. The Company could have extended the loan for an additional six consecutive months, ending December 31, 2021, but decided not to extend.

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

On September 23, 2019, the Company signed a revised stock Purchase Plan to reflect an extension of the plan to repurchase shares at prevailing market prices, subject to the terms of the Purchase Plan.

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

During May and June 2022, Wilson Davis & CO., Inc., re-purchased a total of 66,167 shares of the Company’s Common Stock for a total cost of $11,662.

On July 7, 2022, the Board of Directors resolved to discontinue the stock purchase agreement.

As of December 31, 2022, a total of 816,167 of the Company’s Common Stock has been repurchased to date, at a total cost of $119,402.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report contain forward-looking statements~~,~~ that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. All information presented herein is based on CAPC’s fiscal year 2022 results. Unless otherwise stated, references to particular years or quarters refer to the CAPC’s fiscal years ended in December and the associated quarters of those fiscal years. Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Summary

COVID-19 has caused substantial disruption to travel, business activities, and global supply chains, significant volatility in global financial markets since the pandemic began in 2020. The pandemic has had and may continue to have a material impact on our business, results of operations, financial position and cash flow. In response to the COVID-19 pandemic, we took precautionary measures to maintain adequate liquidity by suspending share repurchases, temporarily deferring salaries of our executives by 50%-100%, significantly scaling back on non-essential operating expenses, and closing our Hong Kong operation, as we transferred manufacturing to Thailand. Our goal was to preserve cash but to continue to invest where needed to support the relaunch of the Connected Surfaces program.

Total net revenue for the year ended December 31, 2022, decreased 50% to approximately $346 thousand as compared to $686 thousand in the same period of last year. The net loss was approximately $2.6 million for the year 2022 compared to a net loss of $1.9 million in 2021. The Company had an estimated net tax provision in 2022 and 2021 of $67.5thousand and $15.1 thousand, respectively.

The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief overview of our business and products, key factors that impacted our performance and a summary of operating results.

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a leading designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology. Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc. (“CAPI”), a Florida corporation located at the principal executive offices of the Company. Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was dormant. The Company has a history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Connected Surfaces Smart Mirrors internet connected and interactive mirror.

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

The Company began its foray into the electronic industry in 2019 with its Connected Surfaces initiative. We entered the market as we identified the smart home category to be emerging with strong long-term growth potential. Our expectation is that the new Connected Surfaces portfolio advancing in 2022 appeals to a much larger audience than our traditional LED lighting product line. The new portfolio is designed to tap into consumer’s ever-expanding connected lifestyles prevalent today. The Smart Mirrors have both touch screen, voice and remote control interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices are comparable to that of tablets and smartphones, retailing between $799 - $999.00 per unit, with the goal to deliver cost-attractive product consumer value to mainstream America. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, Capstone’s new Connected Surfaces products are intended to enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company will require additional funding to build its marketing effort, inventory levels and service levels which funding must be timely and affordable to fund the desired marketing and product launch. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. For the short term, Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided short-term funding from time to time to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Connected Surfaces program marketing and inventory as well as possible enhancements in functions demanded by the consumers.

By working overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipated minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China. Political unrest in Thailand in late 2020 and early 2021 did not affect our original equipment manufacturing (“OEM”) activities, however the transportation/logistics costs have escalated as a result of the COVID-19 pandemic, but we are beginning to see more stability as we are able to book freight without the surcharges imposed by container shortages experience during 2021 and 2022.

While the Company announced the plan to launch its ecommerce initiative in March 2021, that effort was continually delayed because of COVID-19 forced closures overseas and inventories planned for Q3, 2021 sales were shipped in December 2021, pushed the product launch into January 2022 The COVID-19 pandemic and transitioning to Thailand OEM’s as well as to be expected delays in developing an acceptable new product essentially delayed our launch of the Smart Mirror product line by a year into 2022, which combined with declining LED product sales, has adversely impacted the Company’s business and financial performance. The initial inventory that arrived in our fulfilment center in the United States at the end of Q4 2021 was damaged by the logistics company. We filed an insurance claim and were compensated for the damaged inventory during 2022, however, incurred significant delays in our initial Smart Mirror product launch.

During the twelve months ended December 31, 2022, the general U.S. economic indicators show signs of a slowdown caused by interest rate increases in order to reduce the impact of increasing inflationary pressures. While the unemployment rate decreased from 3.9% in December 2021 to 3.5% as of December 2022 marking the lowest level in over 50 years, the consumer confidence index continued to drop falling from 70.6 in December 2021 to 59.7 in December 2022. Retail sales increased 5.0% year over year from December 2021 as consumers remained resilient despite inflation. But the impact of inflation on consumer prices and consumer buying patterns will be a factor through 2023. The slowing economy is likely to bring the yearly inflation rate down to 3.5%-4% by the end of 2023, however still higher than the Federal Reserve’s target of 2%-2.5%. Management believes that the national vaccine inoculation program made major advances, and initially increased consumer confidence. However, the recent impact of the increased interest rates in response to inflation and higher energy costs have seriously eroded into consumers available spending or adversely impacted consumer confidence in the economy. Since our Connected Surface product line is not an essential product, but a discretionary purchase, consumer products that are discretionary purchases are generally adversely impacted by uncertain or negative economic news and downturn in consumer confidence.

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

Results of operations

Net Revenues

Revenue is derived from sales of our residential lighting products and Connected Surfaces Smart Mirrors. The residential products were directed towards consumer home LED lighting for both indoor and outdoor applications while the Smart Mirrors were sold directly to consumers via e-commerce efforts. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2022 represented 87% of revenues and we expect to the U.S Market to continue to be the major source of revenue for the Company. We derived 13%% of our revenue from overseas sales. Net revenue also includes the cost of instant rebate coupons, promotional coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims and freight allowances. We source our manufactured LED lighting products based on customer orders. Beginning with the last quarter of 2021 in connection with the launch of our Connected Surfaces Smart Mirror, we maintained inventory on hand for direct to consumer shipment to fulfill sales orders.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product cost fluctuations in the cost of our purchased components. See “Risk Factors” above in Item 1A.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of social media advertising, sales representatives’ commissions, advertising, show expense and costs related to employee’s compensation. In addition, operating expensed includes charges relating to product development, office and warehousing, accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
(In Thousands)
	December 31, 2022		December 31, 2021
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, Net	$346	100.0%	$686	100.0%
Increase in inventory reserve and inventory write offs	692	(200.0)%	155	23.6%
Cost of sales	257	(73.9)%	484	69.5%
Gross Profit (Loss)	(603)	(173.9)%	47	6.9%
Operating Expenses:
Sales and marketing	360	103.8%	29	4.2%
Compensation	817	235.9%	1,276	186.0%
Professional fees	458	132.0%	368	53.6%
Product development	204	58.8%	309	45.0%
Other general and administrative	480	138.8%	421	61.4%

Total Operating Expenses	2,319	669.3%	2,403	350.3%
Operating Loss	(2,922)	(843.2)%	(2,356)	(343.4)%
Other Income (Expenses)
Miscellaneous Income , net	395	114.0%	456	66.42%
Interest expense, net	(70)	(20.1)%	(49)	—%
Total Other Income, net	325	93.9%	407	59.3%
Loss Before Tax Benefit	(2,597)	(749.3)%	(1,949)	(284.1)%
Income Tax Expense	67	19.5%	15	(2.2)%
Net Loss	$(2,664)	(768.8)%	$(1,964)	(286.3)%

Net Revenues

For the year ended December 31, 2022, net revenues were approximately $346 thousand, a decrease of approximately $340 thousand or 50% from $686 thousand in fiscal 2021. In 2022, the Company experience firsthand the alteration in consumer’s buying habits. After stocking up on home goods, home improvements and electronics during the stay-at-home orders, once those orders were lifted, consumers chose to spend their money on things to do versus things to have. This change in consumer spending on activities versus goods negatively impacted the 2022 launch of the Smart Mirror significantly. Sales of the Smart Mirror severely underperformed management’s expectations, generating approximately $74,000 in net sales for an approximate 105 units sold. In addition to the change in consumer spending, the Company changed its marketing course in late 2021 and 2022 by moving away from the Big Box retailers and put all of its marketing effort into the e-commerce marketing industry. The Company’s first parlay into e-commerce proved to be very costly and a difficult market to secure customer acquisition with the Company spending approximately $285,000 in 2022 on social media, advertising and trade shows, and increase of $260,000 over the prior year. The Company has decided to re-focus their marketing strategy in 2023 and move back to brick and mortar and Big Box retailers, which was their core strength with the Lighting Products which they feel they can easily replicate with the Connected Surfaces product lines. Management has spent Q1 2023 actively marketing the Connected Surfaces product lines to brick-and-mortar retailers while maintaining their e-commerce presence.

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer product awareness, by providing marketing und allowances to the customer. The Company also provides promotional coupons for the Connected Surfaces Smart Mirror when determined necessary. Sales reductions for anticipated discounts, coupons, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $26.7 thousand and $8.0 thousand for the years ended December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, international sales were approximately $44 thousand or 13% of revenue and $341 thousand or 50 % of revenue, respectively.

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$228,680	66%	$340,896	49%
Smart Mirror Products- U.S.	73,154	13%	3,795	1%
Lighting Products-International	44,640	21%	341,163	50%
Total Revenue	$346,474	100%	$685,854	100%

Gross Profit and Cost of Sales

Gross

loss for the year ended December 31, 2022, was approximately ($603 thousand), or (173.9%) of net revenues, as compared to $47 thousand or 6.9% of net revenues, for fiscal 2021. For the years ended December 31, 2022 and 2021, cost of sales were approximately $949 thousand and $639 thousand, respectively, an increase of $310   thousand or 32.7% from the previous year. The gross profit reduction was the direct result of the reduced revenue in the year, relating to the low sales of the Smart Mirror and reduction in sales of the LED lighting products. Costs represented 274% and 93% of net revenues for 2022 and 2021, respectively. This increased cost was primarily due to allowances recorded for slow moving Smart Mirror inventory and a write off of prepaid inventory. Management considered the need for a reserve for slow moving inventory due to sales not meeting projected forecasts during 2022. Management estimated a 50% reserve of inventory held in domestic warehouses, a 100% reserve on inventory held in international warehouses, and a write off of prepaid inventory deposit for Smart Mirrors that we do not anticipate completing the manufacturing on. The allowances and prepaid inventory write off approximated a cumulative $692 thousand corresponding increase in cost of goods sold with a reduction in inventory on hand of $533 thousand and expensing of $159 thousand in prepaid inventory deposits.

Operating Expenses

Sales and Marketing Expenses

In fiscal 2022 and 2021, sales and marketing expenses were approximately $360 thousand and $29 thousand respectively, an increase of $331 thousand or 1158%. As a percent to revenue, 2022 expenses were 103.8% as compared to 4.2% in 2021. Social Media expense in 2022 was $146 thousand, an increase of $125.5 thousand or 612% from $20.5 thousand in 2021. The increase in social media expenses were in connection with the launch of the Company’s e-commerce efforts for Connected Surfaces Smart Mirror with direct to consumer marketing, hiring of influencers, targeted add on media platforms such as Facebook and Google, and production expenses related to content development. Advertising and promotional expenses were $24.9 thousand in 2022 as compared to $2.2 thousand in 2021, an increase of $22.6 thousand or 996% due to the launch of e-commerce activities during 2022. Trade Show expense was $113 thousand in 2022 as compared to $0.4 thousand in 2021, an increase of $112.8 thousand related to the attendance of the 2022 CES trade show which was not attended in 2021.

Compensation Expenses

For the years ended December 31, 2022 and 2021 compensation expenses were approximately $817.4 million and $1.3 million, respectively, a reduction of $459 thousand or 36.0%. As a percent of net revenues, 2022 expenses were 235.90% as compared to 186.1% in 2021. With the reduced revenue and the transition of production into Thailand, the Company eliminated all positions from the Hong Kong office and reduced administrative and sales positions in the corporate office during 2022.

Professional Fees

For fiscal 2022, professional fees were approximately $457.5 thousand compared to $368 thousand in 2021, an increase of $89 thousand or 24.2%. As a percent of net revenue 2022 expenses were 132.0% as compared to 53.7% in 2021. In 2022, consulting fees were approximately $260 thousand compared to $165 for 2021. Accounting, legal and other expenses were $197.6 thousand, a decrease of $5 thousand from $203 thousand in the prior year.

Product Development Expenses

For the years ended December 31, 2022 and 2021, product development expenses were approximately $204 and $309 thousand, respectively, a decrease of $105 thousand or 34%. In 2021 the Company invested $237 thousand in the Smart Mirror development and continued the investment with an approximate $93 thousand in Smart Mirror development in 2022, a decrease of $144 thousand or 154%. During 2022, the Company invested approximately $54 thousand in software, hardware development, certifications, patent and trademarks and quality control audits for the Smart Mirror project compared to $70 thousand in the same period in 2021 which resulted in an expense reduction of approximately $16 thousand. In   2022 the Company also invested approximately $56 thousand for the development of new Connected Surfaces product lines for the Connected Chef kitchen utility smart device, compared to $0 in expenses during 2021. Due to these aforementioned investments, Management determined the initial investment in tooling manufacturing equipment purchased in 2021 for the Smart Mirror was impaired as of the year end December 31, 2022 as recent innovations to the Smart Mirror have rendered the tooling machinery unusable for the redesigned Smart Mirror mold. As such, Management recorded an impairment of long lived assets with a net book value of $51 thousand as of the year ended December 31, 2022, recognized as a reduction in property and equipment and increase in product development expenses.

Other General and Administrative Expenses

For fiscal 2022 and 2021, other general and administration expenses were approximately $481 thousand and $421 thousand, respectively, an increase of $60 thousand or 14.2%. As a percent to revenue 2022 expenses were 138.8% as compared to 61.4% in 2021. The Directors insurance increased in 2022 from $100 thousand in 2021 to $124 thousand a $24 thousand or 20% increase. The Company’s liability insurance also increased in 2022 from a rebate of $15 thousand to an expense of $32 thousand, an increase of $46 thousand or 146%. Lodging fees increased $22 thousand from $18 thousand in 2021 to $41 thousand in 2022 for an electronic consultant working on Connected Surfaces product lines.

Total Operating Expenses

For the years ended December 31, 2022 and 2021, total operating expenses were $2.3 million and $2.4 million, respectively. This represents an $84 thousand or 3.5% decrease over fiscal year 2021.

Operating Loss

For the year ended December 31, 2022, the operating loss was approximately $2.9 million as compared to $2.4 million in 2021, a loss increase of $566 thousand over 2021.

Other Income (Expense)

For fiscal 2022 other income was approximately $395 thousand compared to a $456 thousand in 2021, a decrease of $61 thousand over 2021. The other income for the year ended December 31, 2022 resulted from $152 thousand in employee retention tax credit received under Cares act 2020-2021 and $162 thousand freight claim recovery for the damaged Smart Mirror inventory that was written off in December 31, 2021. In addition, other income includes a reversal of approximately $61 thousand of accrued marketing and promotional allowances and warranty reserves against previous sales that is no longer required as of December 31, 2022. Marketing allowances include the cost of underwriting an in store instant rebate coupon or a targeted markdown allowance on specific products. The Company accrues and retains these allowances for a period of 3 to 5 years in the event the customer charges back a promotional allowance against future open invoices or submits to us an invoice. These allowances are also evaluated when our relationship with a customer is terminated, or we cease selling a specific product to a customer. We evaluated certain allowances and were satisfied that these allowances were no longer required based on the age of the allowance and sale of the products for which these allowances relate being significantly reduced. These allowances were charged to other income during the year ended December 31, 2022.

Interest expense for 2022 amounted to $70 thousand compared to $49 thousand in 2021, an increase of $21 thousand or 42%, due to the increase of $700   thousand in notes payable held by the Company, accruing interest at 5% per annum.

For the years ended December 31, 2022, the net expense for income tax was estimated at $67 thousand compared to a net expense of $15 thousand in the same period 2021.

The effective tax rate for the years ended December 31, 2022 and 2021, respectively, was (2.61%) and (0.77%) and the statutory tax rate was 25.39% in 2022 and 23.70% in 2021.

Net Loss

For fiscal 2022 and 2021 net loss was approximately $2.6 million and $2.0 million, respectively, a net loss increase of approximately $686 thousand over the previous year due to the reasons summarized above.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

Our goal is that the new Connected Surfaces portfolio advancing in 2023 appeals to a much larger audience than our traditional LED lighting product line. Approximately 46% of domestic households have one smart device in their home. Our Connected Surfaces portfolio falls in line with the average user of internet-of-things home devices. Management believes that the execution of the Company’s strategy and development of the Connected Surfaces category will provide attractive opportunities for profitable growth over the long term.

The Company will require additional funding to build its marketing effort, inventory levels and service levels once the revised marketing back to retail phase validates the Company’s strategic initiatives. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities.

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

With the impact of COVID-19, Management was even more focused on the following priorities:

●	to protect the safety and wellbeing of the Capstone team.

●	to expand the Company’s social media platforms and online visibility.

●	to revamp the Company’s website to support online business.

●	to build the logistics and fulfilment structure to support online orders.

●	to transfer Smart Mirror production capability to Thailand from China.

●	to design, enhance and build the Smart Mirror product portfolio with the advancement of research and development efforts of the Connected Chef kitchen utility device.

During 2022 we were able to complete the above priorities and are now preparing for the re-launch of the Smart Mirror program to home good retailers and the Big Box retailers in 2023.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2022.

	Payments Due by Period
	Total	2023	2024	2025	After 2026

Accounts payable and accrued liabilities	$309,439	$309,439	$—	$—	$—
Short-Term Debt – related parties	413,425	413,425	—	—	—
Short-Term Debt	206,712	206,712	—	—	—
Long-Term Debt – related parties	821,647	—	821,647	—	—
Long-Term Debt	360,446	—	360,446	—	—
Operating and Short Term Leases	37,535	—	37,533	—	—
Total Contractual Obligations	$2,149,204	$967,111	$1,182,093	$—	$—

Notes to Contractual Obligations Table

Accounts payable and accrued liabilities —Comprised of the   Company’s liability for goods and services in the normal course of business as well as deferred compensation for management.

Short Term Debt – notes payable with related parties – Related to working capital funding.

Short Term Debt – note payable with unrelated parties – Related to working capital funding.

Long Term Debt – related parties – Related to working capital and purchase order funding.

Long Term Debt — note payable unrelated parties – Related to purchase order funding.

Operating Leases —Related to facility leases for our operations in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

Operational cash flow is significantly influenced by the timing and launch of new products as well as favorable payment terms negotiated with overseas suppliers. With our Thailand operational presence, we have built an operational structure that, through relationships with factory-suppliers both in Thailand and China combined with our expertise, that under normal operating circumstances, can develop and release quality, innovative products to the marketplace substantially quicker than in previous years.

Our historical ability to generate cash from operations has been one of our fundamental strengths and has provided us with flexibility in meeting our operating, financing and investing needs in the past. However, the Company has not achieved sufficient sales of Smart Mirror products, whether online or by brick-and-mortar retail sales, to compensate for the drop in LED Lighting Product sales.

During the year ended December 31, 2022, the Company used cash in operations of approximately $1.9 million and generated net operating losses of $2.6 million. As of December 31, 2022, the Company had working capital deficit of $448 thousand and an accumulated deficit of $9.1 million. The Company’s cash balance decreased by approximately $1.2 million from $1.3 million as of December 31, 2021 to $61 thousand as of December 31, 2022. With the reduced revenues in 2022 and to conserve cash, the Company initiated an expense mitigation plan that reduced discretionary spending including travel, lodging and trade show expenses, deferred executive management compensation, and closed the Hong Kong operation. These efforts assisted the Company in conserving cash and allowing for expenditures to move the re-launch of the Connected Surfaces Smart Mirror forward and continued research and development efforts in additional Connected Surfaces product lines such as the Connected Chef kitchen utility device. The Company has decided to re-focus their marketing strategy in 2023 and move back to brick and mortar and Big Box retailers, which was their core strength with the Lighting Products which they feel they can easily replicate with the Connected Surfaces product lines.

The Company has a recent history of losses and negative cash from operations. The uncertainty and the continuing negative impact of a slowing economy, rising inflation and COVID-19 disruption could negatively impact the demand for our products or delay future planned promotional opportunities. With the Smart Mirror portfolio and potential for additional Connected Surface devices, the Company requires an inventory credit facility to support increased U.S. domestic inventory to facilitate revenue growth in the online business.

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

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror product. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. On October 18, 2021, the Company received the $1,020,000 funding under this agreement. The term of the agreement is 30 months with principal accruing a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty.

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

As of December 31, 2022, the Company had a total of $1,802,230 outstanding on the above referenced funding agreements, which includes accrued interest of $82,231.

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

Summary of Cash Flows

	Years ended December 31,
	2022	2021
(In thousands)
Net cash provided by (used in):
Operating Activities	$(1,904)	$(2,371)
Investing Activities	—	(32)
Financing Activities	688	2,457
Net increase (decrease) in cash	$(1,216)	$54

As of December 31, 2022 the Company’s working capital deficit was approximately $448 thousand of which $61 thousand was cash. Current liabilities were $967 thousand and include:

●	Accounts payable of approximately $38 thousand for amounts due vendors and service providers.

●	Accrued expenses of approximately $271 thousand for warranty allowances, wages, and customer deposits.

●	Operating lease - current portion of approximately $38 thousand.

●	Notes payable – related parties - current portion of approximately $413 thousand.

●	Notes payable – unrelated parties - current portion of approximately $207 thousand.

Cash Flows provided by (used in) Operating Activities

Cash used in operating activities was approximately $1.9 million in 2022 compared with approximately $2.4 million in 2021. The cash used in operating activities in 2022 included the negative cash impact of the net loss, which was approximately $2.6 million, offset by a decrease of prepaid expenses of $463 thousand, a decrease in inventory of $97 thousand, a decrease in accounts payable of $229 thousand, netted against a decrease in tax refund for $284 thousand.

Cash Flows used in Investing Activities

Cash provided by in investing activities in 2021 was $0 compared to cash used in investing activities of $32 thousand in 2021. The Company continued to invest in new product molds and tooling. With the product expansion into the Smart Mirror categories, the Company’s purchased tooling and product molds in 2021. In 2022, the Company began a re-engineering of the Smart Mirror for its next rollout for version two and decided the current tooling and product molds will not manufacture the mold for version two, and therefore removed the equipment from the balance sheet as it will not provide any future resources to the Company. Future capital requirements will increase to fund future mold and tooling as the Company expands the Connected Surfaces portfolio.

Cash Flows used in Financing Activities

Cash received and used in financing activities for the years ended December 31, 2022 and 2021, was approximately $688 thousand and $2.4 million, respectively. During 2022, the Company received $700,000 in working capital funding netted against a $12 thousand repurchase of common shares. In 2021, the Company received approximately $1.4 million from sales of common stock and approximately $1.0 million purchase order funding received from related party note payable during the year 2021.

The Company has negotiated beneficial payment terms with our main overseas manufacturers including the new supplier in Thailand, which has resulted in reduced funding requirements to produce newly launched products.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in Thailand. During 2021 the average exchange rate between the U.S. Dollar and Chinese Yuan have been relatively stable approximately RMB 6.90 to U.S. $1.00.

The average exchange rate between the U.S. Dollar and Thai Baht has been relatively stable at approximately Baht 34.53 to U.S. $1.00.

While exchange rates have been stable for several years, we cannot assure you that the exchange rate between the United States, Chinese and Thailand currencies will continue to be stable and exchange rate fluctuations may have a material effect on our business, financial condition or results of operations.

Off Balance Sheet Arrangements

We do not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

DIVIDENDS

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last eight years and we presently have no intention of paying any cash dividends on shares of our Common Stock.

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

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer electronic products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting as well as Internet-of-Thing devices and will have different functionalities. Capstone currently operates in the consumer electronic products category in the Unites States and in specific overseas markets. These products may be offered either under the Capstone brand or a private brand.

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

With the Company launching the Connected Surfaces Smart Mirror program, the direct-to-consumer orders are sold initially through e-commerce platforms. The Company also sells the Connected Surfaces Smart Mirror program through independent retailers. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which will occur upon delivery.

The Company may enter into a licensing agreement with globally recognized companies, that allows the Company to market products under a licensed brand to retailers for a designated period of time, and whereby the Company will pay a royalty fee, typically a percentage of licensed product revenue to the licensor in order to market the licensed product.

The Company may also enter into a private label agreement, whereby the Company produces and ships products to a customer that has been packaged and will be marketed under the customers own private label.

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

Sales reductions for anticipated discounts, promotional and marketing allowances, defective warranty claims, and other deductions are recognized during the period the related revenue is recorded. The Company may be subject to chargebacks from customers for negotiated promotional allowances, that are deducted from open invoices and reduce collectability of open invoices. For the years ended December 31, 2022 and 2021, the Company had processed approximately $26.7 thousand and $8.0 thousand, respectively for such allowances.

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

As of both Decembers 31, 2022 and 2021, management determined that the accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

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

As a result of the economic uncertainties caused by the COVID-19 pandemic during the year ended December 31, 2021, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analyses for each reporting quarter. The total impairment charge for the year ended December 31, 2022 and 2021 was $0, respectively.

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

As of December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $5,028,000 and $6,495,000 respectively. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year. The net deferred tax liability as of December 31, 2022 and 2021 was $285,000 and $274,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, provided for the Employee Retention Tax Credit (“ERTC"), a refundable tax credit for businesses that continued to pay employees while shut down due to COVID-19 or had significant declines in gross receipts from March 13, 2022 to December 31, 2021. For the year ended December 31, 2022 and 2021, the Company recorded a net tax receivable of $0 and $284,876, respectively, related to the ERTC. During 2022, the Company received a refund of $231,155 with the remaining receivable balance of $53,721 included as income tax expense on the consolidated statements of operations as of December 31, 2022.

The effective tax rate for the years ended December 31, 2022 and 2021, respectively, was (2.61%) and (0.77%) and the statutory tax rate was 25.39% in 2022 and 23.7% in 2021.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $285,000 and $274,000 is presented on the company’s balance sheet, respectively. The Company’s valuation allowance increased by $740,508 in 2022.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk. (Not Applicable)

Item 8. Financial Statements and Supplementary Data.

The financial statements and financial statement schedules of CAPC as well as supplementary data are listed in Item 15 below and are included after the signature page to this Form 10-K report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and includes those policies and procedures that:

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

Management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The certifications of our Chief Executive Officer and Interim Chief Financial Officer attached as Exhibits 31 and 32 and to this Report include information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2022, for a more complete understanding of the matters covered by such certifications.

Item 9B. Other Information. None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection. Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

CURRENT BOARD OF DIRECTORS

The incumbent and current members of the Board of Directors are:

1.	Stewart Wallach. Mr. Wallach has been a Director since April 2007.

2.	Gerry McClinton. Mr. McClinton resigned as a Director as of November 30, 2022

3.	Jeffrey Postal. Mr. Postal has been a Director since January 2004.

4.	Jeffrey Guzy. Mr. Guzy was appointed as a Director on May 3, 2007. Mr. Guzy is deemed an “Independent Director” under applicable standards.

5.

Larry Sloven. Mr. Sloven was appointed as a Director on May 3, 2007. On July 5, 2022, Mr. Sloven was not nominated to stand for election and is deemed to no longer serve on the Board of Directors as of July 5, 2022.

6.	George Wolf was appointed as a Director on January 13, 2022.

Each Director’s term is for one year. Company Directors have typically been elected in the past by written consent of stockholders holding more than 50% of the current voting power. The Company uses the written consent because a small number of shareholders have sufficient voting power to decide the election of Directors and approval or denial of any other corporate resolution and the cost of conducting an annual stockholders’ meeting is significant for a small reporting company. The Company conducts regular stockholder-investor conference calls to allow stockholders to interact with Company senior management and to ask questions of that management.

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

DIRECTOR PROFILES

Stewart Wallach, Age 71, Chief Executive Officer and Chairman of the Board of Directors since April 23, 2007, a director of the Company since September 22, 2006, and the founder and Chief Executive Officer and Chairman of the Board of Directors of Capstone Industries, Inc., a wholly owned subsidiary, and principal operating subsidiary of the Company since September 20, 2006. Mr. Wallach is an American entrepreneur and has founded and operated a number of successful businesses over his 35-year career. Over the past 15 years, Mr. Wallach has been focused on technology-based companies in addition to consumer product businesses, the field in which he has spent most of his career. Prior to founding Capstone Industries, Inc., he sold Systematic Marketing, Inc., which designed, manufactured, and marketed automotive consumer products to mass markets, to Sagaz Industries, Inc., a leader in these categories. He served as President of Sagaz Industries, Inc. for 10 years before forming Capstone Industries, Inc. In 1998, Mr. Wallach co-founded Examsoft Worldwide, Inc. (“Examsoft”), which developed and delivered software technology solving security challenges of laptop-based examinations for major educational institutions and state bar examiners. Mr. Wallach remained chairman of Examsoft until it was acquired in late 2009. Mr. Wallach has designed and patented a number of innovations over the span of his career and has been traveling to China establishing manufacturing and joint venture relationships since the early 1980s.

James “Gerry” McClinton, Age 67, Chief Financial Officer and Director until November 30, 2022. Mr. McClinton was appointed as a director of the Company on February 5, 2008 and retired effective November 30, 2022. He was the Chief Financial Officer and Chief Operating Officer of the Company and its Capstone Industries, Inc. subsidiary. His prior work experience is: (a) President of Capstone Industries, Inc. (2005 -2007); (b) General Manager of Capstone Industries, Inc. (2000-2005); (c) Held senior officer positions with Sagaz Industries, Inc. (1990-2000); and (d) Chief Financial Officer, Firedoor Corporation, a national manufacturer of security and fire doors to the construction industry (1980-1990). Mr. McClinton received a designation from The Royal Institute of Cost and Management Accountants (“I.C.M.A.”), University of Northern Ireland, Belfast, United Kingdom.

Dr. Jeffrey Postal, Age 65. Director. He has served as a director of the Company since January of 2004. Dr. Postal presently is a businessman and entrepreneur in the Miami, Florida region. Dr. Postal owns, founded or funded numerous successful businesses over the last few years, including but not limited to: Sportacular Art, a company that was licensed by the National Football League, Major League Baseball and National Hockey League to design and manufacture sports memorabilia for retail distribution in the U.S; Co-Owner of Natures Sleep, LLC, a major distributor of Visco Memory Foam mattresses, both nationally and internationally; Dr. Postal is a Partner in Social Extract, LLC, a Social Media company offering consulting services to many major companies in the U.S.; Dr. Postal is the principal investor of Postal Capital Funding, LLC, a private investment fund whose mission is to find undervalued/under capitalized companies and extend funding to them in exchange for equity and/or capital consideration; and Dr. Postal is the founder of Datastream Card Services, a company that provides innovative billing solutions to companies conducting business on the internet.

Jeffrey Guzy, Age 70. Director. He was appointed to the Company’s Board of Directors on May 3, 2007. He serves as Chairman and Chief Executive Officer of CoJax Oil and Gas Corporation, an SEC reporting company. Mr. Guzy is an outside director of Leatt Corporation, an SEC reporting company (OTCQB: LEAT). Mr. Guzy served, from October 2007 to August 2010 as President of Leatt Corporation. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Purebase Corporation (OTC: PUBC) a public company.

George Wolf, Age 72. Mr. Wolf has provided sales and business development consulting services to the Company since 2014. Prior to Mr. Wolf providing these consulting services, he served as President and Chief Executive Officer of Systematic Development Group, LLC from 2010 into 2014, President and Chief Executive Officer of ExamSoft Worldwide, Inc. (1998 – 2009) and as Executive Vice President of Sagaz Industries, Inc. (1986 – 1997).

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

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy. An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors. In fiscal year 2022, six out of the seven Directors attended the (2) three board meetings.

Mr. Sloven ceased to participate as a director in 2022. Although he did not tender a formal resignation, he has made no effort to communicate as a director or to fulfill his duties as a director in the last half of 2022. As such, the Company deems Mr. Sloven to have constructively resigned as a director.

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

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company’s Independent Registered Public Accounting Firm, evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2022 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ applicable standards. The Board of Directors has determined that Mr. Guzy qualifies as an “Audit Committee Financial Expert” as defined under applicable SEC rules and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

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

In this context, the Audit Committee hereby reports as follows:

1)	Company’s management has represented to the Audit Committee that the 2022 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for year 2022 with Company’s management and the independent registered public accounting firm.

2)	The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, D. Brooks & Associates, required by the PCAOB and has discussed with D. Brooks & Associates, their independence.

3)	Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Commission on March 31, 2023.

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

DIRECTOR MEETINGS IN FISCAL YEAR 2022

The Board of Directors had (2) three official meetings in year 2022. During 2022, six out of the seven Directors attended 75% or more of the Board meeting, which were held during the period of time that such person served on the Board or such committee.

Board Leadership Structure and Board’s Role in Risk Oversight

The Company’s Board of Directors endorses the view that one of its primary functions is to protect stockholders’ interests by providing independent oversight of management, including the Chief Executive Officer. The Chief Financial Officer is allowed and encouraged to address the Board of Directors on any issues affecting the Company or its stockholders. The Company also allows outside counsel to participate in some of the board meetings in order to provide legal counsel and an outside perspective on corporate governance and risk issues.

Board Structure. The Company believes that the Chief Executive Officer or “CEO” should also serve as Chairman of the Board of Directors in order to have the person most knowledgeable about the Company heading the Board of Directors.

The CEO is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to senior management and sets the agenda for Board of Directors meetings and presides over meetings of the full Board of Directors.

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

Board of Director – 2022 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	—	—	—
Gerry McClinton (2)	—	—	—
Jeff Guzy	$4,500	—	4,500
Jeff Postal	$4,500	—	4,500
Larry Sloven (3)	—	—	—

(1)	The individuals listed were appointed to the Board of Directors for 2021-2022.

(2)	Mr. Wallach, Mr. McClinton and Mr. Sloven as Company Employees did not receive compensation for participating as a Director on the Board.

(3)	Mr. Sloven was not re-elected to the Board of Directors as of July 2022.

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

On September 30, 2022, the Board rescinded the approval of the record date of July 8, 2022 and approved the record date to be changed to September 30, 2022. The election of directors has been postponed until 2023.

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

On June 10, 2020, the Company approved that effective on August 1, 2020 until August 1, 2021, each independent director, namely Jeffrey Guzy and Jeffrey Postal, would each receive $750 per calendar month, as a Form 1099 compensation, for their continued services as directors of the Company. This compensation would be additional to the stock option grants awarded for their participation on the Audit Committee and Compensation and Nominating Committee. For both years ended December 31, 2020 and 2019, both directors each received $5,250 each as Form 1099 compensation.

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 71, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.

2.

Gerry McClinton, age 67, was the Chief Financial Officer and Chief Operating Officer and a director (appointed as a director on February 5, 2008) of the Company. Mr. McClinton was also a senior executive of Capstone who resigned and retired, effective November 30, 2022.

3.	Aimee Gaudet, age 44, was appointed on January 16, 2013, as Company Secretary. She was also Executive Assistant to Stewart Wallach at the Company. Ms. Guadet resigned from her position as Executive Assistant effective February 1, 2022 and continued to assist with Corporate Secretary duties through March 31, 2022.

4.	Dana Eschenburg Perez, age 45, was engaged as a consultant to perform the duties of Chief Financial Officer on January 1, 2023. She was appointed as interim Chief Financial Officer on March 27, 2023.

FAMILY RELATIONSHIP: There is no family relationship between members of Company management.

Delinquent Section 16(a) Reports ~~.~~

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and owners of more than ten percent of the Company’s Common Shares (“10% stockholders”), to file with the Commission initial reports of ownership and reports of changes in ownership of Common Shares of the Company. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).

To the Company’s knowledge, based on review of the copies of such reports furnished to the Company, and with respect to the officers and directors, representations that no other reports were required, during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with.

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

Compensation Components

For 2022, the principal components of compensation for each named executive officer (“NEO(s)”) were:

●	base salary.

●	annual incentive.

●	long-term incentive compensation (restricted stock awards); and

●	perquisites and other benefits.

Due to the financial condition of the Company, cash compensation has been deferred in fiscal years 2021 and 2022 and into first fiscal quarter of 2023 - See “Salary Deferrals” below.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Stewart Wallach,	2022	$301,521	$—	$—	$—	$—	$301,521
Chief Executive	2021	$301,521	$—	$—	$—	$—	$301,521
Officer (1,2,3,7,8,9,10,11,12)	2020	$301,521	$—	$—	$—	$—	$301,521

James G. McClinton,	2022	$191,442	$—	$—	$—	$—	$191,442
Chief Financial	2021	$191,442	$—	$—	$—	$—	$191,442
Officer & COO (4,5,6,7,8,9,10,11)	2020	$191,442	$—	$—	$—	$—	$191,442

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

(9) On September 1, 2020, fifty percent of both Mr. Wallach and Mr. McClinton’s salary for the period September 1, 2020 through December 31, 2020 was accrued and deferred for payment until further notice.

(10) On January 1, 2021, fifty percent of both Mr. Wallach and Mr. McClinton’s salary for the period January 1, 2021 through March 31, 2021 was deferred for payment until further notice.

(11) On January 1, 2022, fifty percent of both Mr. Wallach and Mr. McClinton’s salary was deferred for payment until further notice.

(12) On October 1, 2022, one hundred percent of Mr. Wallach’s salary was deferred for payment until further notice.

Key Developments impacting Executive Compensation

The financial condition of the Company as of 2022 and into the first fiscal quarter of 2023 has caused the Company to defer cash compensation of senior executives. The Company did not replace the retired chief financial officer with a full-time chief financial officer. There were no grants of incentive compensation to senior executives. The deferral of compensation for senior executive officers is anticipated to continue in fiscal year 2023 if the financial condition of the Company does not significantly improve. See “Salary Deferrals” below.

Compensation Objectives

The overall objectives of the Company’s compensation program for NEO’s are as follows:

●	Motivate executives to achieve and maintain a high level of performance and foster company performance that attains sustained profitability

●	align the interests of our executives with the interests of our shareholders;

●	provide for market-competitive levels of compensation to the extent that can be supported by our financial condition and performance; and

●	Retain key executives and employees of outstanding ability.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of the Company’s median employee to the annual total compensation of Stewart Wallach, the Company’s Chief Executive Officer and President. We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with the requirements of Item 402(u) of Regulation S-K. For the fiscal year ended December 31, 2022:

●	The median of the annual total compensation of all employees of the Company, except the Chief Executive Officer and President, was $70,000;

●	The annual total compensation of the Company’s Chief Executive Officer and President was $301,521; and

●	The ratio of the median of the annual total compensation of all Company employees, other than the Company’s President and Chief Executive Officer, to the annual total compensation of the Company’s President and Chief Executive Officer was approximately 4 to 1.

Pay versus Performance Table

Name	Year	Summary Compensation Table Total for Principle Executive Officer (“PEO")	Compensation Actually Paid to PEO	Average Compensation actually paid to Non-PEO named executive officers	Total Shareholder Return	Net Loss
Stewart Wallach, Chief Executive Officer	2021	$301,521	$301,521	$191,442	44%	$(1,963,629)
Stewart Wallach, Chief Executive Officer	2022	$301,521	$301,521	$191,442	-1%	$(2,663,751)

The Company chose December 31, 2022, as the date for determining the employee population used to identify the median employee. The Company used base salaries to identify the median employee because the Company does not widely distribute annual equity awards to employees and because this measure approximately reflects the total annual compensation of employees. The Company calculated the median employee’s and the Chief Executive Officer’s annual total compensation consistent with the disclosure requirements for the Summary Compensation Table. For purposes of this calculation, the median employee’s annual total compensation consisted of wages, premium pay (including overtime and holiday pay), paid time off, non-equity incentive plan compensation, change in pension value and retirement plan contributions.

Compensation Peer Review

To better review the compensation practices of similar companies (“peer group companies”), the Company has from time to time in the past reviewed the median compensation levels of companies of peer group companies as a reference point for determining the competitiveness of the Company’s compensation of its principal executive officers. No peer group companies review was conducted in 2022 due to the financial condition of the Company and the deferral of cash compensation of the principal executive officers.

Executive Compensation Best Practices the Company Follows

What we will provide	What we do not provide
Provide limited executive perquisites	No grants of Stock Appreciation Rights
Align total executive compensation with shareholders’ interests	No repricing of granted stock options
Bonuses based on performance	No agreements guaranteeing employment

Compensation Philosophy

The Company’s guiding philosophy in setting executive compensation is that the compensation of executive officers should reflect the scope of their job responsibilities and the level of individual and corporate performance achieved. With the declining financial condition of the Company in 2022 and into the first fiscal quarter of 2023, the compensation of senior executives has been deferred to conserve cash for basic operating overhead.

The Company endeavors to strike an appropriate balance between long-term and current cash compensation. The current executives are key to the ability of the Company to conduct its business because of their individual experience and relationships in our current business line. Their compensation reflects their individual value to the ability of the Company to conduct its current business.

EMPLOYMENT AGREEMENTS

Stewart Wallach, Chief Executive Officer and President

On February 5, 2020, the Company entered into an Employment Agreement with Stewart Wallach, whereby Mr. Wallach would be paid $301,521 per annum. The term of this new agreement began February 5, 2020, and ends February 5, 2023. The parties may extend the employment period of this agreement by mutual consent with approval of the Company’s Board of Directors, but the extension may not exceed two years in length.

The February 5, 2020, Employment Agreement with Mr. Wallach was filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2019 - (as filed by the Company with the Commission on March 30, 2020).

Gerry McClinton, Chief Operating Officer and Chief Financial Officer

On February 5, 2020, the Company entered an Employment Agreement with James McClinton, whereby Mr. McClinton would be paid $191,442 per annum. The term of this new agreement began February 5, 2020, and ends February 5, 2022. The parties may extend the employment period of this agreement by mutual consent with approval of the Company’s Board of Directors, but the extension may not exceed one year in length.

The February 5, 2020, Employment Agreement with Mr. McClinton was filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2019 (as filed by the Company with the Commission on March 30, 2020).

Effective as of November 30, 2022, Mr. McClinton resigned from his position and retired from the Company.

Salary Deferrals

Effective September 1, 2020 through December 31, 2020, payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary or approximately $48,707 and $30,925, respectively, will be deferred until further notice.

Effective January 1, 2021 through March 31, 2021, further payments equivalent to fifty percent of both Mr. Wallach and Mr. McClinton’s salary or approximately $40,589 and $25,771, respectively, will be deferred until further notice.

On January 1, 2022, fifty percent of both Mr. Wallach and Mr. McClinton’s salary was deferred for payment until further notice.

On October 1, 2022, one hundred percent of Mr. Wallach’s salary was deferred for payment until further notice.

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

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY (1)

As of December 31, 2022

Name	No. of Shares Underlying	% of Total Options Granted Employees in 2022	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Granted in 2022
Stewart Wallach	—	—	—	—	—
Gerry McClinton	—	—	—	—	—

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2022	—	—	—	—	—
Chief Executive	2021	—	—	—	—	—
Officer		—	—	—	—	—

Gerry McClinton	2022	—	—	—	—	—
Chief Operating	2021	—	—	—	—	—
Officer & Chief		—	—	—	—	—
Financial Officer

Footnotes:

(1)	There were no equity awards, no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2022 TABLE

OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	—	—	—
Gerry McClinton	—	—	—

Footnotes:

(1)	The Company does not have any stock awards for the years specified for the above named senior officers.

2022 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	—	—
Gerry McClinton	—	—

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721

Indemnification.

The Company maintains directors and officer’s liability insurance or “D&O insurance” coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material. Further, the Company’s articles of incorporation and bylaws provide for indemnification of directors and officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 11, 2023  , that are issued and outstanding is the Common Stock, $0.0001 par value per share, or “Common Stock”. The table below sets forth, as of March 11, 2023, (“Record Date”), certain information $0.0001 par value per share, or “Common Stock” information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. There were 48,826,864 shares of Common Stock outstanding as of March 22, 2023  .

NAME, ADDRESS & TITLE	STOCK OWNERSHIP	% OF STOCK OWNERSHIP	SHARES - COMMON STOCK ISSUABLE UPON CONVERSION	STOCK OWNERSHIP AFTER CONVERSION -ALL OPTIONS, WARRANTS & THOSE EXERCISEABLE WITHIN NEXT 60 DAYS	% OF STOCK OWNED AFTER CONVERSION – OPTIONS, WARRANTS INCLUDES EXERCISEABLE WITHIN THE 60 DAYS	OPTIONS & WARRANTS VESTED	OPTIONS & WARRANTS EXPIRED	OPTIONS, WARRANTS NOT VESTED
Stewart Wallach, CEO, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	9,831,745	20.1%	499,950	9,831,745	19.9%	—	1,515,556	—

Gerry McClinton, CFO, & Director, 431 Fairway Drive Suite 200, Deerfield Beach, FL 33441	33,664	0.1%	—	33,664	0.1%	—	2,150,000	—

Jeff Postal, Director, 431 Fairway Drive, Suite 200, Deerfield Beach, FL 33441	9,034,120	18.5%	499,950	9,338,264	18.9%	304,144	600,000	—

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	152,800	0.3%	—	456,944	0.9%	304,144	600,000	—

George Wolf Director, 431 Fairway Drive Suite 200, Deerfield Beach, FL 33441			—			—	66,667	—

ALL OFFICERS & DIRECTORS AS A GROUP	19,052,329	39%	999,900	19,660,617	40%	608,288	4,932,223	—

Notes to Table.

(1)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Mr. Wallach’s ownership of common stock in the table does not include 499,950 shares issuable upon conversion of Series B-1 Convertible Preferred Stock and does not include 500,000 shares of common stock that may be issued, upon occurrence of a trigger event under a January 4, 2021 Loan agreement but that has not occurred.

(3)	Mr. Postal’s ownership of common stock in the table does not include 499,950 shares issuable upon conversion of Series B-1 Convertible Preferred Stock and does not include 500,000 shares of common stock that may be issued, upon occurrence of a trigger event under a January 4, 2021 Loan agreement but that has not occurred.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company is a “controlled company” under typical stock exchange corporate governance rules, that is a company where 50% or more of the voting power is owned by a person or a group and does not currently have to meet requirements for a board of directors with a majority of “independent directors.” Currently, only Jeffrey Guzy qualifies as an “independent director” under the listing standards of most stock exchanges or quotation systems. No other director qualifies as an “independent director” under those rules because they are officers of the Company or have business relationships with the Company. The CAPC Board adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members. The policy governs transactions in which the value exceeds or is expected to exceed $120,000 in a single calendar year.

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

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror product. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person. On October 18, 2021, the Company received the $1,020,000 funding under this agreement. The term of the agreement is 30 months with the principal accruing a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty.

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum. These loans may be prepaid in full or partially without any penalty.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

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

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market. The Company was not successful in recruiting additional, qualified and interested independent directors in fiscal year 2022.

Item 14. Principal Accountant Fees & Services

The following is a summary of the fees billed to date by D. Brooks & Associates CPA’s, P.A., for professional services rendered for the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees	$85,000	$64,700
Tax Fees	—	—
Total	$85,000	$64,700

The following is a summary of the fees billed to us by Kaufman, Rossin & Co., for professional services rendered for the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees	$12,600	$19,000
Tax Fees	10,500	20,500
Total	$23,100	$39,500

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

The Audit Committee pre-approved 100% of the Company’s 2022 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC’s final pre-approval rules.

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

Note: CHDT Corp. is a prior name of Capstone Companies, Inc.

^ Filed Herein.

Item 16. Form 10-K Summary. Not Applicable.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 31st day of March 2023.

CAPSTONE COMPANIES, INC.

Dated: March 31, 2023

By: /s/ Stewart Wallach

Stewart Wallach

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach

Stewart Wallach

Principal Executive Officer

Director and Chief Executive Officer

March 31, 2023

/s/ Jeffrey Guzy

Jeffrey Guzy

Director

March 31, 2023

/s/ Jeffrey Postal

Jeffrey Postal

Director

March 31, 2023

/s/ George Wolf

George Wolf

Director

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Capstone Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Description of the Matter

As described in footnote 1 “Inventory”, to the consolidated financial statements, inventory is valued at the lower of landed cost or net realizable value. Management estimates an inventory reserve as necessary for excess or slow-moving inventory. Changes in the inventory reserve are recorded in cost of goods sold.

As of December 31, 2022, the Company’s consolidated net inventory balance was $412,261, inclusive of the inventory reserve of $533,254. The amount of the inventory reserve is equal to the difference between the cost of the inventory and its estimated net realizable value based on assumptions about future demand, selling prices, and market conditions.

The principal considerations for our determination that performing procedures relating to the inventory reserve is a critical audit matter are the significant judgment by management in determining the estimated net realizable value of inventories that are in excess or slow-moving, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the estimate.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others: (i) evaluated the appropriateness of management’s process for developing the estimates of net realizable value; (ii) tested the reliability of reports used by management by agreeing to underlying records; (iii) tested the reasonableness of the assumptions about future demand, selling prices and market conditions by considering historical trends and consistency with evidence obtained in other areas of the audit.

D. Brooks and Associates CPAs, P.A.

We have served as the Company’s auditor since 2020.

Palm Beach Gardens, Florida

March 31, 2023

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets:
Current Assets:
Cash	$61,463	$1,277,492
Accounts receivable	7,716	1,481
Inventories, net of allowances of $533,254 and $0, respectively	412,261	508,920
Prepaid expenses	37,090	500,748
Income tax refundable	—	284,873
Total Current Assets	518,530	2,573,514

Property and equipment, net	—	76,928
Operating lease- right of use asset, net	34,151	98,651
Deposit	24,039	11,148
Goodwill	1,312,482	1,312,482
Total Assets	$1,889,202	$4,072,723

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$309,439	$538,551
Notes payable related parties and accrued interest-current	413,425	—
Notes payable unrelated party and accrued interest-current	206,712	—
Operating lease- current portion	37,535	70,157
Total Current Liabilities	967,111	608,708

Long-Term Liabilities:
Operating lease- long-term portion	—	37,533
Notes payable related parties and accrued interest-less current portion	821,647	1,030,340
Notes payable unrelated parties and accrued interest-less current portion	360,446	—
Deferred tax liabilities -long-term	285,379	273,954
Total Long-Term Liabilities	1,467,472	1,341,827
Total Liabilities	2,434,583	1,950,535

Commitments and Contingencies: ( Note 5 )

Stockholders' Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued and outstanding -0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued and outstanding- 15,000 shares at December 31, 2022, and December 31, 2021 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued and outstanding 48,826,864 shares at December 31, 2022 and 48,893,031 shares at December 31, 2021.	4,884	4,892
Additional paid-in capital	8,550,510	8,554,320
Accumulated deficit	(9,100,777)	(6,437,026)
Total Stockholders' Equity	(545,381)	2,122,188
Total Liabilities and Stockholders’ Equity	$1,889,202	$4,072,723

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021

Revenues, net	$346,474	$685,854
Increase in inventory reserve and write offs	(692,154)	—
Cost of sales	(256,868)	(638,644)
Gross Profit	(602,548)	47,210

Operating Expenses:
Sales and marketing	359,535	28,568
Compensation	817,409	1,276,503
Professional fees	457,500	368,229
Product development	203,751	308,823
Other general and administrative	480,771	420,962
Total Operating Expenses	2,318,966	2,403,085

Operating Loss	(2,921,514)	(2,355,875)

Other Income (Expense):
Other income, net	394,952	456,275
Interest expense, net	(69,686)	(48,974)
Total Other Income (Expense), net	325,266	407,301

Loss Before Income Taxes	(2,596,248)	(1,948,574)

Income Tax Expense	67,503	15,055

Net Loss	$(2,663,751)	$(1,963,629)

Net Loss per Common Share
Basic and Diluted	$(0.05)	$(0.04)

Weighted Average Shares Outstanding
Basic and Diluted	48,852,204	48,196,903

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2020	—	$—	—	$—	—	$—	46,296,364	$4,630	$7,053,328	$(4,473,397)	$2,584,561
Stock options for compensation	—	—	—	—	—	—	—	—	15,619	—	15,619
Stock issued to Directors for loan	—	—	15,000	2					48,994		48,996
Stock option exercised	—	—	—	—	—	—	100,000	10	43,490		43,500
Common stock for cash, net of fees	—	—	—	—	—	—	2,496,667	252	1,392,889		1,393,141
Net Loss							—	—	—	(1,963,629)	(1,963,629)
Balance at December 31, 2021	—	—	15,000	2	—	—	48,893,031	4,892	8,554,320	(6,437,026)	$2,122,188

Stock options for compensation	—	—	—	—	—	—	—	—	7,844	—	7,844
Repurchase of shares	—	—	—	—	—	—	(66,167)	(8)	(11,654)	—	(11,662)
Net Loss	—	—	—	—	—	—	—	—		(2,663,751)	(2,663,751)
Balance at December 31, 2022	—	$—	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,663,751)	$(1,963,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,643	9,852
Stock based compensation expense	7,844	15,619
Noncash lease expense	64,500	59,853
Impairment of equipment	51,285	—
Increase in slow moving inventory allowance	533,524	—
Write off of prepaid inventory deposit	158,900	—
Amortization of stock issued to Director's for loan	—	48,996
Accrued interest added to note payable related parties	71,890	10,340
Increase in deferred income tax liabilities- long term	11,425	14,255
(Increase) decrease in accounts receivable, net	(6,235)	118,583
Increase in inventories	(436,595)	(500,145)
(Increase) decrease in prepaid expenses	304,758	(425,126)
(Increase) decrease in deposits	(12,891)	14,412
Decrease in accounts payable and accrued liabilities	(229,112)	(287,139)
Decrease in tax refundable	284,873	576,445
Decrease in operating lease liabilities	(70,155)	(63,307)
Net cash used in operating activities	(1,904,367)	(2,370,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(31,928)
Net cash used in investing activities	—	(31,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock option exercise, net of costs	—	1,436,641
Proceeds from notes payable related parties	500,000	1,020,000
Proceeds from notes payable unrelated party	200,000	—
Repurchase of shares	(11,662)	—
Net cash provided by financing activities	688,338	2,456,641

Net Increase (Decrease) in Cash	(1,216,029)	53,722
Cash at Beginning of Year	1,277,492	1,223,770
Cash at End of Year	$61,463	$1,277,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Stocks issued to Directors for loan fee	$—	$48,996

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2022 and 2021, include the accounts of the parent entity and its wholly-owned subsidiaries. All intra-entity transactions and balances have been eliminated in consolidation.

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

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd (“CIHK”) which provides support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company’s other subsidiaries. With the shift of manufacturing to Thailand from China, the CIHK operation was downsized and dormant as of March 2022

Since 2007, the Company, through Capstone Industries, has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Lighting Products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years. As such, the Company entered into another home goods product segment by developing a smart interactive mirror (“Smart Mirror”) for residential use. The Company planned for the Smart Mirror product launch in 2021, but its release to the retail market was delayed until March 2022 due to product development delays at the Company’s suppliers, resulting from the impact of COVID-19. The development of the Smart Mirrors is part of the Company’s strategic effort to find new product lines to replace the Lighting Products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands.

The Company’s products are typically manufactured In Thailand and China by contract manufacturing companies. As of the date of these consolidated financial statements, the Company’s future product development effort is focused on the development of a “Connected Surfaces” portfolio. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today, with the initial product launch of the Smart Mirror, an internet connected and interactive mirror. The Company intends to expand the new line of Connected Surfaces for the next several years. The Company’s product roadmap outlines the plan for an additional product launch in 2023, branded the “Connected Chef”, a kitchen utility item, and this will continue to expand as consumer product acceptance validates its innovations. The Company believes this program will leverage existing relationships with its current retail partners and collectively contribute organic growth for the Company.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Organization and Nature of Business (continued)

The Company’s operations in 2022 consist of one reportable segment for financial reporting purposes: consumer home goods.

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

Our business operations and financial performance for the years ended December 31, 2022 and 2021 were significantly and adversely impacted by the long term impacts of the global pandemic. The planned 2021 launch of the Smart Mirror was delayed until March 2022 due to COVID-19 related supply chain bottlenecks, shipping delays, and increased cost of freight containers. When the global pandemic restrictions gradually lifted during 2022, the consumer’s buying habits had been altered. After stocking up on home goods, home improvements and electronics during the stay-at-home orders, once those orders were lifted, consumers chose to spend their money on things to do versus things to have. This change in consumer spending on activities versus goods negatively impacted the 2022 launch of the Smart Mirror significantly. Sales of the Smart Mirror severely underperformed management’s expectations, generating approximately $74,000 in net sales for an approximate 105 units sold. In addition to the change in consumer spending, the Company changed its marketing course in late 2021 and 2022 by moving away from the Big Box retailers and put all of its marketing effort into the e-commerce marketing industry. The Company’s first parlay into e-commerce proved to be very costly and a difficult market to secure customer acquisition with the Company spending approximately $285,000 in 2022 on social media, advertising and trade shows, included in sales and marketing expense on the statement of operations as of December 31, 2022, which was an increase of $260,000 over the prior year. The Company has decided to re-focus their marketing strategy in 2023 and move back to brick and mortar and Big Box retailers, which was their core strength with the Lighting Products.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the year ended December 31, 2022, the Company used cash in operations of approximately $ 1.9 million and generated net operating losses of approximately $ 2.7 million. As of December 31, 2022, the Company had a working capital deficit of approximately $ 448 thousand and an accumulated deficit of $ 9.1 million. The Company’s cash balance decreased by approximately $1.2 million from $ 1.3 million as of December 31, 2021 to $ 61 thousand as of December 31, 2022. As of December 31, 2022, the Company does not have sufficient cash on hand to finance its plan of operations and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We are seeking alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity.

The Company may be able to raise the required additional capital through debt or equity financing. However, the Company can make no assurances that it will be able to raise the required capital, on acceptable terms or at all. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report. However, there are compensating factors and actions that are being and have been taken to address these uncertainties, including the following:

●	The Company received Purchase Order Funding Agreement note payable proceeds of $680,000 from related parties and $340,000 from unrelated parties during 2021.

●	The Company received working capital note payable proceeds of $500,000 from related parties and $200,000 from unrelated parties during 2022. Subsequent to December 31, 2022, and through the date of this filing, the Company has received an additional $183,500 in working capital note payable proceeds from related parties, See subsequent events, Note 7 .

●	The Company has modified its marketing strategy for the Connected Surfaces product lines and will not pursue e-commerce selling directly to consumers as its primary strategy. In 2023, the Company will return to retail marketing targeting home good retailers and the Big Box warehouses, which was their core strength with the product lighting consumer goods.

●	The Company has a mitigation plan in place that reduced discretionary expenses, executive managements’ compensation, resulted in the closure of our Hong Kong operation and also reduced future travel, lodging and show expenses.

●	In order to conserve operating cashflow, the Company’s executive management has agreed to defer compensation until working capital is improved. See Note 4 and Note 7.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Cash is deposited with major banks in the United States. From time to time, such deposits may be in excess of insured limit. Generally, the FDIC limit per bank is $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of both Decembers 31, 2022 and 2021, management determined that the accounts receivable is fully collectible. As such, management has not recorded an allowance for doubtful accounts.

As of December 31, 2022 and 2021, accounts receivable has not been collateralized against debt.

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

During 2021, $150,874 of the initial Smart Mirror inventory order arrived at the Company’s fulfillment center damaged. This damaged inventory was expensed to cost of goods sold upon receipt. As of December 31, 2021, no reserve against the inventory was deemed necessary.

During 2022, Management reviewed the valuation of inventory on hand as of the year ended December 31, 2022, and considered the need for a reserve for slow moving inventory due to sales not meeting projected forecasts during 2022. Management estimated a 50% reserve for inventory held in domestic warehouses and a 100% reserve for inventory held in international warehouses , which resulted in an increase in the inventory reserve of $533,254 .

Prepaid Expenses

The Company’s prepaid expenses consist primarily of deposits on inventory purchases for future orders as well as prepaid insurance, trade show and subscription expenses. As of December 31, 2022 and 2021, respectively, prepaid expenses were $37,090 and $500,748, respectively. During the year ended December 31, 2022, the Company wrote off a deposit on inventory in the amount of $158,900, which has been included in increase in inventory reserve and write offs on the consolidated statements of operations, as the Company does not anticipate completing the manufacturing of the product.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful Life	December 31, 2022	December 31, 2021
Computer equipment and software	3-7 years	$53,819	$53,819
Machinery and equipment	3-7 years	76,928	151,251
Furniture and fixtures	3-7 years	6,828	6,828
Less: Accumulated depreciation		(86,290)	(134,970)
Less: Impairment of equipment		(51,285)	—
Property and Equipment, Net		$—	$76,928

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment (continued)

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

In 2022, the Company began a re-engineering of the Smart Mirror for its next rollout for version two and decided the current tooling and product molds will not manufacture the mold for version two. The Company determined its Smart Mirror tooling machine was impaired as of December 31, 2022 and recorded an impairment loss of $51,285, included in product development expenses on the consolidated statements of operations . The Company wrote off fully depreciated fixed assets with a net book value of $74,323 during the year ended December 31, 2022.

Depreciation and amortization expense was $25,643 and $9,852 for the years ended December 31, 2022 and 2021, respectively.

Leases

The Company accounts for leases under ASU 2016-02 which requires leases with durations greater than twelve months to be recognized on the balance sheet and disclose key information about the leasing arrangements. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the consolidated balance sheets. See Note 6 “Operating Leases” for additional disclosures as required by the new standard.

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

The total impairment charges for the year ended December 31, 2022 and 2021 was $0, respectively, as the fair value exceeded carrying value.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of December 31, 2022 and 2021. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2022 and 2021, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 608,288 options and 199,733 warrants for 2022 and 888,288 options and 199,733 warrants for 2021.

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting as well as Internet-of-Thing devices and will have different functionalities. Capstone currently operates in the consumer electronic products category in the Unites States and in specific overseas markets. These products may be offered either under the Capstone brand or a private brand.

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

Marketing allowances include the cost of underwriting an in-store instant rebate coupon or a target markdown allowance on a specific product. The Company retains these allowances for a period of 3 to 5 years in the event the customer chargebacks for a promotional allowance against an open invoice or submits an invoice for their claim. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment. These allowances are evaluated when our relationship with a customer is terminated, or we cease selling a specific product to a customer and may be released as other income if deemed not required. During the year ended December 31, 2022, the Company reversed into other income approximately $39,300 of previously accrued marketing and promotional allowances for previous product sales that are deemed highly unlikely for the customer to chargeback the Company due to the age of the allowance and the sales of the specific item ceasing    .

With the Company launching the Connected Surfaces Smart Mirror program, the direct-to-consumer orders are sold initially through e-commerce platforms. The Company also sells the Connected Surfaces Smart Mirror program through independent retailers. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which generally occurs upon delivery.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$228,680	66%	$340,896	49%
Smart Mirror Products- U.S.	73,154	13%	3,795	1
Lighting Products-International	44,640	21%	341,163	50%
Total Revenue	$346,474	100%	$685,854	100%

We provide our Smart Mirror customers with limited rights of return for non-conforming product warranty claims. We provide our Lighting Product customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

Smart Mirror customer orders are shipped within one to two days of receipt. Revenue is recorded upon processing of the sale with a third-party merchant processor such as Stripe or Amazon Pay. Lighting Product customer orders received are not long-term orders and are typically shipped within six months of the order receipt, but certainly within a one-year period.

Our Smart Mirror customers are charged when executing the e-commerce purchase. We do not have extended payment terms for our Smart Mirror customers. Our Lighting Product payment terms may vary by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers and which country their corporate office is located. The time between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. To ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Revenue Recognition

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer awareness of new product launches, by providing marketing fund allowances to the customer. The Company recognizes these incentives at the time they are offered to the customers and records a credit to their account with an offsetting charge as either a reduction to revenue, increase to cost of sales, or marketing expenses depending on the type of sales incentives. Sales reductions for anticipated discounts, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $26,700 and $8,000 for the years ended December 31, 2022 and 2021, respectively.

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

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying December 31, 2022 and 2021 balance sheets:

	December 31,	December 31,
	2022	2021
Balance at the beginning of the year	$46,322	$56,465
Amount accrued	1,926	—
Payments and credits	(4,580)	(10,142)
Reversal of prior years accrual unclaimed	(41,742)	—
Balance at year-end	$1,926	$46,322

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Promotion

Advertising and promotion costs, including advertising, social media, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expenses were $284,659 and $23,425 for the years ended December 31, 2022 and 2021, respectively.

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

For the year ended December 31, 2022 and 2021, product development expenses were $203,751 and $308,823, respectively, and were primarily related to the development of the Company’s Smart Mirror products. Also included in product development expenses during the year ended December 31, 2022 was an impairment loss of $51,285 due to an impairment of the Smart Mirror tooling machine.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $50,150 and $1,237 for the years ended December 31, 2022 and 2021, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accounts payable	$38,056	$126,281
Accrued warranty reserve	1,926	46,322
Accrued compensation and deferred wages, marketing allowances, customer deposits and other liabilities	269,457	365,948
Total	$309,439	$538,551

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

Stock-based compensation expense recognized during the years ended December 31, 2022 and 2021 was $7,844 and $15,619, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to valuation of inventories, impairments, valuation of deferred tax assets, and valuation of stock-based compensation. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Historically, past changes to these estimates have not had a material impact on the Company’s consolidated financial statements. However, circumstances could change, and actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the effective date of this ASU was deferred until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is in the process of determining the potential impact of adopting this guidance on its consolidated financial statements but does not anticipate it to have a material impact on the consolidated financial statements.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC  ”) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of December 31, 2022, the Company did not have cash balances in excess of FDIC   insurance limits.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

For the years ended December 31, 2022 and 2021, approximately 13% and 50% respectively, of the Company’s consolidated net revenue resulted from international sales.

Major Customers

	Net Revenue %		Net Accounts Receivable
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Customer A	58%	50%	$—	$—
Customer B	13%	37%	7,716	—
Total	71%	87%	$7,716	—

Major Vendors

The Company had two vendors from which it purchased 73%, and 22%, respectively, of merchandise sold during the year ended December 31, 2022, and 59%, and 23%, respectively of merchandise sold during the year ended December 31, 2021. The loss of this supplier could adversely impact the business of the Company.

As of December 31, 2022, and 2021 , approximately 8% and 73%, respectively, of accounts payable were due to one vendor.

	Purchases %		Accounts Payable
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Vendor A	73%	59%	$3,200	$92,761
Vendor B	22%	23%	—	—
Total	95%	82%	$3,200	$92,761

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Working Capital Loan with Directors

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal. The short-term facility ended June 30, 2021 (“Initial Period’). The Company had the option to extend the Initial Period for an additional six consecutive months, ending December 31, 2021, but decided not to renew. There were no advances taken by the Company on this working capital loan agreement.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES (continued)

In consideration for the Lenders providing the loan under this Agreement for the Initial Period and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company issued to the Lenders the following securities 7,500 shares of the Company’s Series B-1 Convertible Preferred Stock (“Preferred Shares”) issued to each Lender. The Preferred Shares shall have the appropriate restrictive legends. Each Preferred Share converts into 66.66 shares of Common Stock at option of Lender. The Preferred Shares and any shares of Common Stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences, or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of Common Stock to be issued upon conversion and the market price of the Common Stock on the date the working capital loan agreement was executed. The Company amortized the $48,996 Finance Fee into interest expense over the six months of the agreement. The Finance Fee was recognized as expense and included in interest expense on the consolidated statements of operations during the year ended December 31, 2021. See Note 5.

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company has received the funding of $1,020,000 on October 18, 2021, which is due 18 months from receipt of the funds. Under this agreement the interest terms are 5% based on a 365- day year.

At December 31, 2022 and 2021, the note payable of $1,030,340 includes accrued interest of $61,340 and $10,340, respectively.

On February 13, 2023 the note payable was amended, extending the maturity date from April 13, 2023 to April 13, 2024. See Note 7. Therefore, the outstanding note balance and accrued interest have been included in long-term liabilities as of December 31, 2022.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury, a natural person. On May 1st the three individual agreements became effective. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum, maturing November 1, 2023. These loans may be prepaid in full or partially without any penalty. At December 31, 2022 the working capital funding agreement note payable principle balance was $600,000 with accrued interest of $20,137.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing April 13, 2024. The loan may be prepaid in full or partially without any penalty. At December 31, 2022 the working capital funding agreement note payable principle balance was $50,000 with accrued interest of $541.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing June 1, 2024. The loan may be prepaid in full or partially without any penalty. At December 31, 2022 the working capital funding agreement note payable principle balance was $50,000 with accrued interest of $212.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE TO RELATED PARTIES (continued)

As of December 31, 2022 and 2021, the Company had a total of $1,802,230 and $1,030,340, of outstanding principal respectively, on the above referenced funding agreements, which includes accrued interest of $82,230 and $10,340, respectively. The outstanding principal balances and accrued interest has been presented on the consolidated balance sheet as follows:

	Notes Payable
	Year Ended December 31,
	2022	2021
Current portion of notes payable and accrued interest, related parties	$413,425	$—
Current portion of notes payable and accrued interest, unrelated parties	206,712	—
Long-term portion of notes payable and accrued interest, related parties	821,647	1,030,340
Long-term portion of notes payable and accrued interest, unrelated parties	360,446	—
Less accrued interest	(82,230)	(10,340)
Total notes payable	$1,720,000	$1,020,000

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating lease agreements for offices in Fort Lauderdale, Florida expiring June 2023. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441.

Effective November 1, 2019, the Company entered a new prime operating lease with the landlord “431 Fairway Associates, LLC” ending June 30, 2023, for the Company’s executive offices located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, Capstone is also responsible for approximately 4,694 square feet of common area maintenance charges in the leased premises which has been estimated at $12.00 per square foot or approximately $56,000 on an annualized basis. At the commencement date of the office lease, the Company recorded a right-of-use asset and lease liability under ASU 2016-02, Topic 842. In an effort to reduce operating expenses in 2023, the Company does not intend to renew the operating lease for the executive offices and arrangements are being made for staff to work remotely.

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the years ended December 31, 2022 and 2021 amounted to $145,693 and $144,916, including short-term lease expense discussed below, respectively, and the common area maintenance charges.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

Supplemental balance sheet information related to leases as of December 31, 2022 is as follows:
Assets
Operating lease – right-of-use asset	$34,151

Liabilities
Current portion of operating lease	$37,535

Noncurrent
Operating lease liability, net of current portion	$—

Lease term and Discount Rate
Weighted average remaining lease term (months)	6

Weighted average Discount Rate	7%

Scheduled maturities of operating lease liabilities outstanding as of December 31, 2022 are as follows:

Year	Operating Lease
2023	$38,304

Total Minimum Future Payments	38,304
Less: Imputed Interest	769
Present Value of Lease Liabilities	$37,535

The Company has a short-term storage rental with durations of less than twelve months  with rent expense of $2,958 and $3,291 recorded in other general and administrative expenses as of December 31, 2022 and 2021, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On February 5, 2020, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2020 and ends February 5, 2023. The parties may extend the employment period of this agreement by mutual consent with approval of the Company’s Board of Directors, but the extension may not exceed two years in length. On February 5, 2023, the employment agreement was extended, See Note 7.

On February 5, 2020, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The term of agreement began February 5, 2020 and ended February 5, 2022. On February 6, 2022, the Company entered into an Employment Agreement with James McClinton (Chief Financial Officer and Director), whereby Mr. McClinton was paid $736 per day. On November 30, 2022, Mr. McClinton retired from the Company.

Beginning in 2020 and through 2022, executive salaries and consulting fees have been deferred from time to time to conserve cash flow. Deferrals amounted to approximately $252,000 and $140,000, respectively, and are included in accounts payable and accrued liabilities as of December 31, 2022 and 2021, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

There is a provision in Mr. Wallach’s employment agreement, if the officer’s employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer’s estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to:

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

Directors Compensation

On July 5, 2022, The Board of Directors voted to suspend compensation to the independent directors for the remainder of the fiscal year 2022.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 5 - STOCK TRANSACTIONS

Stock Purchase Agreements

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares”) of its common stock, $0.0001 par value per share, (“common stock”) for an aggregate purchase price $1,498,000. The five unrelated investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement was used to purchase start up inventory for the Company’s Smart Mirror product line, as well as for advertising and working capital. Under the SPA, each investor is granted five-year piggyback, ‘best efforts’ registration rights with no penalties. The Shares are ‘restricted securities” under Rule 144 of the Securities Act and are subject to a minimum six month hold period. Based on representations made to the Company, the five investors do not constitute a “group” under 17 C.F.R. 240.13d-3 and have purchased the Shares solely as an investment for each investor’s own account. No individual investor owns more than 2% of the issued and outstanding shares of common stock.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEME

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

As of December 31, 2022, and 2021, the Company had 199,733 warrants outstanding.

Series “B-1” Preferred Stock

On June 7, 2016, the Company authorized 3,333,333 of the B-1 preferred stock(“B-1”). The B-1 preferred stock are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 convertible preferred stock. The par value of the B-1 preferred shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 holders are entitled to distribution prior to common stockholders but not before any other preferred stockholders.

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal (“Lenders”). In consideration for the Lenders allowing for loan advances under the loan agreement, a below market rate of interest and the loan made on an unsecured basis, as payment of a finance fee for the loan, the Company issued a total of 7,500 shares of Company’s Series B-1 Convertible Preferred Stock, $0.0001 par value per share, (“Preferred Shares”) to each of  the Lenders. Each preferred share converts into 66.66 shares of common stock at option of Lender. The Preferred Shares and any shares of common stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. See Note 3.

The B-1 shares have a liquidation preference of $1.0 per share or $15,000 as of December 31, 2022 and 2021.

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

As of December 31, 2022, there were 608,288 stock options outstanding and vested. The stock options have a weighted average exercise price of $0.449 and have a weighted average contractual term remaining of 1.62 years.

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

For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expense of $7,844 and $15,619, respectively, related to stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. All options are fully vested as of the year ended December 31, 2022.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2022 and 2021 and activity for the years then ended.

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2021	990,000	0.435	0.264	3.07	—
Granted	8,288	1.448	1.620	4.6	—
Exercised	(100,000)	—	0.390	1.40	—
Forfeited/expired	(10,000)	0.435	0.150	—	—
Outstanding, December 31, 2021	888,288	0.444	0.249	2.40	48,856

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	(280,000)	0.435	0.150	—	—
Outstanding, December 31, 2022	608,288	0.449	0.18	1.62	(229,202)

Vested/exercisable at December 31, 2022	608,288	0.449	0.18	1.62	—

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Average Exercise Price	Number of Options Currently Exercisable
$.435	200,000	0.60	$.435	200,000
$.435	200,000	1.60	$.435	200,000
$.435	200,000	2.60	$.435	200,000
$1.448	8,288	3.60	$1.448	8,288

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS (continued)

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company’s Board of Directors authorized the Company to implement a stock repurchase plan for up outstanding common stock. The stock purchases can be made in the open market, structured repurchase programs, or in privately negotiated transactions. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased will be at the discretion of management and will depend on several factors including the price of the Company’s common stock, market conditions, corporate developments, and the Company’s financial condition. The repurchase plan may be discontinued at any time at the Company’s discretion.

On December 19, 2018, Company entered a Purchase Plan pursuant to Rule 10b5-1 under the Exchange Act, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of shares at prevailing market prices, subject to the terms of the Purchase Plan.

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

During May and June 2022, the Company repurchased 66,167 shares of the Company’s outstanding common stock in the open market. The total purchase cost was $11,662.

On July 7, 2022, the Board of Directors resolved to discontinue the stock purchase agreement.

As of December 31, 2022, and December 31, 2021, a total of 816,167 and 750,000 of the Company’s common stock has been repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

As of December 31, 2022, the Company had federal and state net operating loss carry forwards of approximately $5,028,000. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year.

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act included several significant income and other business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019, and 2020 to the five prior tax years. The Company was able to carryback the 2018 and the 2019 NOLs to 2017 tax year and generate an estimated refund of previously paid income taxes at an approximate 34% federal tax rate. This resulted in a net benefit of approximately $862,000 which was recorded in the first quarter 2020 of which a total of $806,800 was subsequently received. During the year ended December 31, 2022, the difference of $55,265 was reflected in income tax expense on the consolidated statement of operations.

Tax benefit for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	Years Ended December 31,
	2022	2021
Tax benefit at U.S. statutory rate	$(545,212)	$(409,203)
State income taxes, net of federal benefit	(153,085)	(25,607)
Tax effect of foreign operations	2,285	47,428
Non-deductible items	(31,914)	5
Valuation allowance	740,508	420,570
Other	55,265	(18,138)
Income Tax Expense (Benefit)	$67,847	$15,055

The effective tax rate for the years ended December 31, 2022 and 2021, respectively, was (2.61%) and (0.77%) and the statutory tax rate was 25.39% in 2022 and 23.70% in 2021.

The income tax benefit for the years ended December 31, 2022 and 2021 consists of:

	2022	2021
Current:
Federal	$55,278	$—
State	800	823

Deferred:
Federal	(2,835)	18,070
State	14,604	(3,838)
Income Tax Expense (Benefit)	$67,847	$15,055

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
Deferred tax assets:	2022	2021
Accruals and allowances	$187,320	$82,906
Stock based compensation	70,559	63,999
Net operating allowances	1,338,208	705,996
	1,596,087	852,901
Deferred tax liabilities:
Intangible assets	(285,379)	(270,932)
Valuation allowance	(1,596,087)	(855,579)
Net deferred tax assets and liabilities	$(285,379)	$(273,610)

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (continued)

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $285,000 and $274,000 is presented on the company’s balance sheet, respectively. The Company’s valuation allowance increased by $319,938 in 2022.

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

NOTE 7 - SUBSEQUENT EVENTS

Employment Agreements

On February 5, 2023, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2023 and ends February 5, 2025. The parties may extend the employment period of this agreement by mutual consent with approval of the Company’s Board of Directors, but the extension may not exceed two years in length. Effective January 1, 2023, Mr. Wallach’s salary was deferred until further notice.

Related Party Notes Payable

Subsequent to December 31, 2022, and through the date of this filing, the Company has received $183,500 in working capital note payable proceeds from Director, Stewart Wallach. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 26, 2023 with the ability for the Company to request a 90-day extension. The loan may be prepaid in full or partially without any penalty.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations (the “Working Capital Loan Agreement”). The term was originally 60 days but allowed for the maturity date to be extended 90 days by the Company with written notice to Mr. Wallach. Therefore, the $40,000 working capital advance plus accrued interest matures June 2023. Principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

Extension of Purchase Order Funding Agreement

On February 13, 2023, the $1,020,000 Purchase Order Funding Agreement note payable was amended, extending the maturity date from April 13, 2023 to April 13, 2024. All other terms remain unchanged (see Note 3).