Form 10-Q
period 2023-03-31
CAPSTONE COMPANIES, INC.
filed 2023-05-15
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the Company had 48,826,864 shares of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

As used in this Form 10-Q Quarterly Report for the fiscal period ending March 31, 20232 (“Form 10-Q Report” or “Form 10-Q”), “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) caused by COVID-19. “Company”, “Capstone”, “we, “our”, and “us” refers to Capstone Companies, Inc. and its subsidiaries, unless context indicates just Capstone Companies, Inc.

Additionally:

(1)	“Capstone Lighting Technologies, L.L.C.” or “CLTL” is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently moving to a dormant status.
(3)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI”
(4)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(5)	“China” means People’s Republic of China.
(6)	“W” means watts.
(7)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(8)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(10)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”), Capstone International H.K Ltd., (“CIHK”), and Capstone Lighting Technologies, Inc. (“CLTL”).
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31, 2022.
(12)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	“OEM” means “original equipment manufacturer.
(14)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended March 31, 2023.

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Three Months Ended March 31, 2023

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
Assets:	(Unaudited)
Current Assets:
Cash	$24,398	$61,463
Accounts receivable, net	2,152	7,716
Inventories, net of allowances of $524,994 and $533,254, respectively	404,000	412,261
Prepaid expenses	35,537	37,090
Total Current Assets	466,087	518,530

Operating lease- right of use asset, net	17,229	34,151
Deposit	12,891	24,039
Goodwill	1,312,482	1,312,482
Total Assets	$1,808,689	$1,889,202

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$468,269	$309,439
Notes payable related parties and accrued interest-current	643,084	413,425
Notes payable unrelated party and accrued interest-current	209,179	206,712
Operating lease- current portion	18,932	37,535
Total Current Liabilities	1,339,464	967,111

Long-Term Liabilities:
Notes payable related parties and accrued interest, less current portion	831,264	821,647
Notes payable unrelated party and accrued interest, less current portion	364,638	360,446
Deferred tax liabilities -long-term	285,379	285,379
Total Long-Term Liabilities	1,481,281	1,467,472
Total Liabilities	2,820,745	2,434,583

Commitments and Contingencies: ( Note 4 )

Stockholders’ Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued and outstanding- 0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued and outstanding- 15,000 shares at March 31, 2023, and December 31, 2022 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued and outstanding 48,826,864 shares at March 31, 2023 and December 31, 2022.	4,884	4,884
Additional paid-in capital	8,550,510	8,550,510
Accumulated deficit	(9,567,452)	(9,100,777)
Total Stockholders’ Deficit	(1,012,056)	(545,381)
Total Liabilities and Stockholders’ Deficit	$1,808,689	$1,889,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues, net	$5,552	$262,979
Cost of sales	(2,351)	(187,063)
Gross Profit	3,201	75,916

Operating Expenses:
Sales and marketing	18,781	132,930
Compensation	137,783	196,553
Professional fees	142,433	156,462
Product development	33,725	51,560
Other general and administrative	114,721	140,073
Total Operating Expenses	447,443	677,578
Operating Loss	(444,242)	(601,662)

Other Income (Expenses):
Other income	—	152,000
Interest expense, net	(22,433)	(11,642)
Total Other Income (Expenses), net	(22,433)	140,358

Loss Before Income Taxes	(466,675)	(461,304)

Income Tax (Benefit) Expense	—	—

Net Loss	$(466,675)	$(461,304)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,893,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

 FOR THE THREE MONTHS ENDED MARCH 31, 2023, AND MARCH 31, 2022

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2022	—	$—	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)
Net Loss	—	—	—	—	—	—	—	—	—	(466,675)	(466,675)
Balance at March 31, 2023	—	$—	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,567,452)	$(1,012,056)

Balance at December 31, 2021	—	$—	15,000	$2	—	$—	48,893,031	$4,892	$8,554,320	$(6,437,026)	$2,122,188
Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Net Loss	—	—	—	—	—	—	—	—	—	(461,304)	(461,304)
Balance at March 31, 2022	—	$—	15,000	$2	—	—	48,893,031	$4,892	$8,557,682	$(6,898,330)	$1,664,246

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(466,675)	$(461,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	6,411
Stock based compensation expense	—	3,362
Noncash lease expense	16,922	15,672
Accrued interest added to notes payable related and unrelated parties	21,785	12,575
(Increase) decrease in accounts receivable, net	5,564	(143,532)
(Increase) decrease in inventories	8,261	(526,276)
Decrease in prepaid expenses	1,553	288,302
Decrease in deposits	11,148	—
Increase in accounts payable and accrued liabilities	158,830	88,941
Income tax refundable	—	231,155
Increase in employee retention tax refundable	—	(152,000)
Decrease in operating lease liabilities	(18,603)	(16,807)
Net cash used in operating activities	(261,215)	(653,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	224,150	—
Net cash provided by financing activities	224,150	—

Net Decrease in Cash	(37,065)	(653,501)
Cash at Beginning of Period	61,463	1,277,492
Cash at End of Period	$24,398	$623,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Capstone Companies, Inc. (“CAPC”, “Company”, “we”, “our” or “us”), a Florida corporation and its wholly owned subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2023, and results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 31, 2023.

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

From 2020 into 2022, the COVID-19 pandemic adversely impacted our Company at the same time as we were implementing a major shift in product line, from mature LED products to new Connected Surfaces products, amplified the financial impact of COVID-19 pandemic by disrupting development and production of new Connected Surfaces products in Thailand and China and resulting delay in the Company being able to promote, market and sell Connected Surfaces products. This delay in launching the new product line coupled with the decline in sales of the LED product line adversely impacted the Company and created uncertainty about the ongoing viability of the current product lines of the Company. The Company’s plan to orderly transition from LED lighting products to Connected Surfaces products as the primary source of revenues was undermined by these delays and disruptions. By the time that the Company was ready to fill bulk orders for Smart Mirrors, the traditional primary customers for Company products did not place orders and the Company’s e-commerce initiative did not generate any significant orders. This ‘perfect storm’ of events has left the Company without a current product line that is generating significant revenues. The Company is evaluating the best way for the Company to establish a product line or business line that provides a sufficient revenue source to fund working capital and growth needs of the Company, which evaluation includes new Connected Surfaces products, new industry focus for those products and potential new business lines.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of March 31, 2023, the Company had negative working capital of approximately $873,000, an accumulated deficit of approximately $9,567,000, a cash balance of $24,000, short- term notes payable of $852,000 and $1,481,000 of long-term liabilities for notes payable and deferred taxes. Further, during the three months ended March 31, 2023, the Company incurred a net loss of approximately $467,000 and used cash in operations of approximately $261,000.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. We are seeking alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity.

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

Since 2007, the Company, through CAPI, has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Lighting Products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years. As such, the Company entered into another home goods product segment by developing a smart interactive mirror (“Smart Mirror”) for residential use. The Company planned for the Smart Mirror product launch in 2021, but its release to the retail market was delayed until March 2022 due to product development delays at the Company’s suppliers, resulting from the impact of COVID-19. The development of the Smart Mirrors is part of the Company’s strategic effort to find new product lines to replace the Lighting Products that are nearing or at the end of their product life cycle. These products are offered either under the Capstone brand or licensed brands but are not actively promoted in 2023 by the Company.

The Company’s products are typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these condensed consolidated financial statements, the Company’s future product development effort is focused on the development of a “Connected Surfaces” portfolio. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today, with the initial product launch of the Smart Mirror, an internet connected and interactive mirror. Subject to adequate funding, the Company’s current business strategy is to seek to expand the new line of Connected Surfaces in 2023 and 2024. The Company is finalizing a kitchen utility item, the “Connected Chef”, which is a product currently undergoing certification testing and expected to be ready for formal introduction in Q2 2023.

The Company’s operations consist of one reportable segment for financial reporting purposes: Consumer Home Goods.

 Inventories

The Company’s inventory, which consists of finished Thin Cast Smart Mirror products for resale to consumers by Capstone, is recorded at the lower of landed cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. The Company reduces inventory on hand to its net realizable value on an item-by-item basis when the expected realizable value of a specific inventory item falls below its original cost. Management regularly reviews the Company’s investment in inventories for such declines in

During 2022, Management reviewed the valuation of inventory on hand as of the year ended December 31, 2022, and considered the need for a reserve for slow moving inventory due to sales not meeting projected forecasts during 2022. Management estimated a 50% reserve for inventory held in domestic warehouses and a 100% reserve for inventory held in international warehouses , which resulted in an increase in the inventory reserve of $533,254. The inventory reserve was revised for the period ended March 31, 2023 to reflect the Smart Mirrors sold or used in promotional events during the first quarter of 2023, for a revised ending balance of $524,994.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized. Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. There was no impairment charge for the three months ended March 31, 2023 or December 31, 2022.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of March 31, 2023 and 2022. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2023 and 2022, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 608,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2023 and 880,000 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2022.

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting as well as Internet-of-Thing devices and will have different functionalities. CAPI currently operates in the consumer electronic products category in the United States and in specific overseas markets. These products may be offered either under the CAPI brand or a private brand.

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

Direct-to-consumer orders for the Connected Surfaces Smart Mirrors are sold initially through e-commerce platforms. The Company also sells the Connected Surfaces Smart Mirror program through independent retailers. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which generally occurs upon delivery.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 30, 2022
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$—	—%	$202,259	77%
Lighting Products- International	—	—%	44,640	17%
Smart Mirror Products- U.S.	5,552	100%	16,080	6%
Total Net Revenue	$5,552	100%	$262,979	100%

We provide our wholesale customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

Sales reductions for allowances and other promotional coupons are recognized during the period when the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $10,174 and $1,000, for the three months ended March 31, 2023, and 2022, respectively.

Warranties

For the LED product line, the Company provides the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase. Certain retail customers may receive an off invoice-based discount such as a defective/warranty allowance, that will automatically reduce the unit selling price at the time the order is invoiced. This allowance will be used by the retail customer to defray the cost of any returned units from consumers and therefore negate the need to ship defective units back to the Company. Such allowances are charged to cost of sales at the time the order is invoiced. For those customers that do not receive a discount off-invoice, the Company recognizes a charge to cost of sales for anticipated non-conforming returns based upon an analysis of historical product warranty claims and other relevant data. We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue.

For the new online Smart Mirror customers the product has a One Year Limited Warranty. The purchaser must register the product within 30 days from date of purchase with specific product information to activate the warranty. CAPI warrants the product to be free from defects in workmanship and materials for the warranty period. If the product fails during normal and proper use within the warranty period, CAPI at its discretion, will repair or replace the defective parts of the product, or the product itself.

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $8,699 and $121,375 for the three months ended March 31, 2023 and 2022. Due to declining revenues, and the end of the LED product line as a revenue source, the Company reduced advertising and promotion expenses in 2023.

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

For the three months ended March 31, 2023 and 2022, product development expenses were $33,725 and $51,560, respectively. The first quarter 2023 expenses were related to the development of the Connected Chef, expanding the Connected Surfaces product portfolio. The first quarter 2022 expenses were related to the Smart Mirror development expenses.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of March 31, 2023, and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
Accounts payable	$55,782	$38,056
Accrued warranty reserve	347	1,926
Accrued compensation and deferred wages, marketing allowances, customer deposits.	412,140	269,457
Total	$468,269	$309,439

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

Stock-based compensation expense recognized during the three months ended March 31, 2023, and 2022 was $0 and $3,362, respectively.

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

Adoption of New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU) 2016-13, “Financial Instruments – Credit Losses. This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the effective date of this ASU was deferred until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASC 326 on January 1, 2023 and ASC 326 did not have a material impact on its condensed consolidated financial statements.

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of March 31, 2023 and December 31, 2022, the Company had approximately $0, respectively, in excess of FDIC insurance limits.

Accounts Receivable

The Company grants credit to its customers, located throughout the United States and their international locations. The Company typically does not require collateral from national retail customers. Credit risk is limited due to the financial strength of the customers comprising the Company’s customer base and their dispersion across different geographical regions. The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. As the Company’s ecommerce revenue starts to increase the makeup of the accounts receivable will change significantly. Stripe is the company that processes online payments for our e-commerce website. We should receive payment from them within 3 days of the product shipment. If the product is shipped through Amazon online platform, it could take between 20 and 30 days for collection.

Financial instruments that potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Major Customers

The Company did not have any major customers from the three months ended March 31, 2023. The Company had two customers who comprised 77% and 17%, respectively, of net revenue during the three months ended March 31, 2022. The lack of major customers is the result of the LED product line no longer being a revenue source and direct-to-consumer sales for the Smart Mirrors in first quarter of 2023.

As of December 31, 2022, approximately $7,716 thousand or 100% of accounts receivable was from two customers.

Major Vendors

The Company did not have any major vendors during the three months ended March 31, 2023. The Company had two vendors from which it purchased 72% and 23%, respectively, of merchandise during the three months ended March 31, 2022. As of December 31, 2022, approximately $3,200 or 8% of accounts payable was due to one vendor.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company has received the funding of $1,020,000 on October 18, 2021 with an original maturity of April 2023 which was extended an additional 12 months. Under this agreement the interest terms are 5% based on a 365- day year. The note payable is due on April 13, 2024. As of March 31, 2023, the principal outstanding and accrued interest is $1,020,000 and $73,916, respectively.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), J. Postal and Mouhaned Khoury, a natural person. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum, maturing November 1, 2023. These loans may be prepaid in full or partially without any penalty. As of March 31, 2023, the principal outstanding and accrued interest is $600,000 and $27,534, respectively.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing April 13, 2024. As of March 31, 2023, the principal outstanding and accrued interest is $50,000 and $1,158, respectively.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing June 1, 2024. The loan may be prepaid in full or partially without any penalty. As of March 31, 2023, the principal outstanding and accrued interest is $50,000 and $829, respectively.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, maturing August 31, 2023. The loan may be prepaid in full or partially without any penalty. As of March 31, 2023, the principal outstanding and accrued interest is $40,000 and $477, respectively.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director S. Wallach to provide funding for daily operations. Total funding under the agreement amounted to $184,150 as of March 31, 2023. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 27, 2023. The loan may be prepaid in full or partially without any penalty. See Note 6. As of March 31, 2023, the principal outstanding and accrued interest is $184,150 and $101, respectively.

As of March 31, 2023 and December 31, 2022, the Company had a total of $2,048,165 and $1,802,230, of outstanding principal respectively, on the above referenced funding agreements, which includes accrued interest of $104,015 and $82,230, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	March 31, 2023	December 31, 2022
Current portion of notes payable and accrued interest, related parties	$643,084	$413,425
Current portion of notes payable and accrued interest, unrelated parties	209,179	206,712
Long-term portion of notes payable and accrued interest, related parties	831,264	821,647
Long-term portion of notes payable and accrued interest, unrelated parties	364,638	360,446
Total notes payable principle and accrued interest	2,048,165	1,802,230
Less accrued interest	(104,015)	(82,230)
Total notes payable	$1,944,150	$1,720,000

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

NOTE 4– COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease agreements for its principal executive offices in Fort Lauderdale, Florida expiring at June 2023. The Company’s principal executive office is located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The Company is currently reviewing executive office leasing opportunities as we do not plan to renew the expiring lease.

Effective November 1, 2019, the Company entered a prime operating lease with the landlord, 431 Fairway Associates, LLC, ending June 30, 2023, for the Company’s executive offices located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441 with an annualized base rent of $70,104 and with a base rental adjustment of 3% commencing July 1, 2020 and on July 1st of each subsequent year during the term. Under the lease agreement, CAPI is also responsible for approximately 4,694 square feet of common area maintenance charges (“CAM”), respectively in the leased premises which has been estimated at $12.00 per square foot or approximately $56,000 on an annualized basis. The CAM charges are expensed monthly as incurred and excluded from the recorded lease liability. On an annual basis, the leasing agent may request payment for additional CAM expenses incurred but not included in the estimated monthly CAM pro-rata square foot charges. The Company will record these additional expenses upon receiving the CAM adjustment from the landlord. As of March 31, 2023, accrued expenses include additional CAM charges of $17,124 that will be paid in a subsequent period related to the 2022 operating lease year.

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended March 31, 2023 and 2022, amounted to $54,866 and $38,898, respectively, including the monthly CAM charges and additional CAM charges included in accrued expenses.

Supplemental balance sheet information related to leases as of March 31, 2023 is as follows:
Assets
Operating lease - right-of-use asset	$231,077
Accumulated amortization	(213,848)
Operating lease - right - of -use asset , net	$17,229
Liabilities
Current
Current portion of operating lease	$18,932

Noncurrent
Operating lease liability, net of current portion	$—

Lease term and Discount Rate
Weighted average remaining lease term (months)	3
Weighted average Discount Rate	7%

Scheduled maturities of operating lease liabilities outstanding as of March 31, 2023 are as follows:

Year	Operating Lease
2023	$19,153
Less: Imputed Interest	221
Present Value of Lease Liabilities	$18,932

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

On February 5, 2020, the Company entered into an Employment Agreement with James McClinton, whereby Mr. McClinton will be paid $191,442 per annum. The term of agreement began February 5, 2020 and ended February 5, 2022. On February 6, 2022, the Company entered into an Employment Agreement with James McClinton (Chief Financial Officer and Director), whereby Mr. McClinton was paid $736 per day. On November 30, 2022, Mr. McClinton retired from all positions with the Company.

Beginning in 2020 and through 2023, executive salaries and consulting fees have been deferred from time to time to conserve cash flow. Deferrals amounted to approximately $386,000 and $252,000, as of March 31, 2023 and December 31, 2022, respectively, and are included in accounts payable and accrued liabilities.

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

The following table summarizes potential payments upon termination of employment :

	Salary Severance	Bonus Severance	Gross up Taxes	Benefit Compensation	Grand Total
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721

Directors Compensation

On July 5, 2022, The Board of Directors voted to suspend granting compensation to the independent directors for the remainder of the fiscal year 2022. There have been no payments to the Board of Directors during the period ended March 31, 2023.

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

As of March 31, 2023 and December 31, 2022, the Company had 199,733 warrants outstanding.

Series B-1 Preferred Stock

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

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal (“Lenders”). In consideration for the Lenders allowing for loan advances under the loan agreement, a below market rate of interest and the loan made on an unsecured basis, as payment of a finance fee for the loan, the Company issued a total of 7,500 shares of B-1 Convertible Preferred Stock to each of the Lenders. Each preferred share converts into 66.66 shares of common stock at option of Lender. The Preferred Shares and any shares of common stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended.

The B-1 shares have a liquidation preference of $1.0 per share or $15,000 as of March 31, 2023.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of March 31, 2023, there were 608,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $0.449 and have a weighted average contractual term remaining of 1.38 years. During the three months ended March 31, 2023, there were no stock option grants, exercises, or forfeitures,

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the three months ended March 31, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $3,362, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying condensed and consolidated statements of operations.

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

As of March 31, 2023 a total of 816,167 shares of the Company’s common stock has been repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

NOTE 6 -  SUBSEQUENT EVENTS

Working Capital Loan with Directors

Subsequent to March 31, 2023 and through the date of this filing, the Company has received an additional $130,000 in working capital note payable proceeds from Chief Executive Officer and Director Stewart Wallach. The total principle outstanding under this note payable is $314,150 as of the date of this filing. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 26, 2023 with the ability for the Company to request a 90-day extension. The loan may be prepaid in full or partially without any penalty.

Operating Leases

Subsequent to March 31, 2023, the Company notified the landlord they would not renew the executive office lease set to expire on June 30, 2023 (see Note 4). On April 26, 2023, the landlord amended the terms for the operating lease and related common area management expenses (“CAM”) owed by the Company for its principal executive office to extend the payment terms for the remaining three months of the lease term over the following nine months through December 31, 2023. In addition to the monthly rent expense, the landlord included an estimate for additional CAM charges for the 2023 operating lease year of $5,435 and $17,124 for additional CAM charges for the 2022 operating lease year. The Company will pay a total of $58,500 with monthly payments of $6,500 per month for nine months commencing April 1, 2023 and ending December 31, 2023, to satisfy the aforementioned operating lease liabilities for the executive office lease.

Increase in Authorized Shares

On May 9, 2023, by way of written consent of Common Stock shareholders of the Company with the requisite voting power to amend the Company’s Amended and Restate Articles of Incorporation, those shareholders consented to amend Article 1 of the Corporation’s Amended and Restated Articles of Incorporation to increase the authorized shares of capital stock from 60,000,000 to 300,000,000 shares of capital stock authorized, of which 295,000,000 shares shall be Common Stock, par value of $0.0001 per share, and 5,000,000 shares of Preferred Stock. The effectiveness of this increase in authorized shares of the capital stock will not occur until: the filing of a Definitive 14C information statement with the SEC, expiration of twenty days after that filing, and then the filing with, and acceptance of Amendment to the Amended and Restated Articles of Incorporation by, the Secretary of State of the State of Florida.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2022 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the COVID-19 pandemic (including variant viruses), financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2022 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

●	Emergence of new variants of COVID 19 virus and a new COVID-19 pandemic that could adversely affect or impact our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations; disruption of our Thai or Chinese OEM operations and supply chain logistics; the retail market place that is the traditional customer base of our products; consumer confidence and on the ability or desire of consumers to purchase nonessential goods, such as our products; and adverse impact on public market and market price for our Common Stock.
●	Failure of e-commerce marketing and sales initiatives to counter reduced sales of products in retail brick-and-mortar or to elicit consumer interest in our Connected Surface product line.
●	Adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence and the impact of inflationary cost increases to disposable income. Heightened inflation in the United States in 2022 and into 2023 may further adversely impact consumers’ willingness to purchase products like our Connected Surfaces products.
●	The spread of global epidemics, pandemics, and viral outbreaks other than COVID 19 and resulting economic and other impact of a new global epidemic or pandemic.
●	Our anticipated need for additional, potentially ongoing funding or financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.
●	Our ability to raise sufficient capital or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern.
●	An impairment of our goodwill, in future reporting periods.
●	The risks and increased costs associated with production of products in foreign nations and shipment to U.S. customers.
●	Fluctuations in foreign currency exchange rates and impact of inflation in the U.S. and abroad.
●	Our expansion into and investments in new product categories and any inability to establish the Connected Surface product line or a new product or business line as a viable primary revenue source in 2023.
●	Our inability to obtain adequate insurance coverage.
●	Volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow or obtain funding.
●	Our inability to recruit or retain qualified personnel or the loss of key personnel.
●	Our inability to keep pace with developments in technology and changes in consumer preferences.
●	Other factors are set forth under “Risk Factors” in our 2021 Annual Report.

It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown as of the date of the filing of this Form 10-Q.

The challenge facing the Company is to establish a new profitable product line, whether the Connected Surfaces or another product line, before the cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile. Investors may not have liquidity or desired liquidity in our common stock as an investment.

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

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company, (“CAPI”). Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was downsized and put in dormant status in March 2022. Our products are made by third party original manufacturers who work closely with the Company on design, finish, functions, quality and pricing. We may seek production of products in Mexico in order to shorten and reduce cost and complexity of shipment of products to U.S.

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

In late 2017, as management recognized that the LED category was maturing, it sought a business opportunity that would transition the Company’s revenue streams to an emerging new product category. While we currently continue to supply LED products on a limited basis, our strategic plan to develop and launch new innovative product lines, like Connected Surfaces’ Smart Mirrors, is believed to be essential for sustaining or growing revenues. However, we were unable to establish the Connected Surfaces’ Smart Mirrors as a product line to replace the LED product line and provide revenues sufficient to fully fund Company operations and overhead. The Smart Mirror product line continues to have limited sales for 2023, as of the date of this filing.

The Company began its foray into the electronics industry in 2019 with its Connected Surfaces initiative. We decided to enter the market as we identified the smart home category to be emerging with strong long-term growth potential. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The Smart Mirrors have both touch and remote control interfacing and it’s casting capabilities offer voice control through one’s smartphone. Full access to the internet and an operating system capable of running downloadable applications makes the smart mirror customizable to one’s usage preferences. The average selling prices are comparable to that of tablets and smartphones, retailing between $799 - $999 per unit, with the goal to deliver cost-attractive products and consumer value to mainstream America. Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, CAPI’s new Connected Surfaces products are intended to enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company will require third party funding to cover operating overhead and to resume efforts to fund its marketing and product launch campaigns. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided short-term funding to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Connected Surfaces program marketing and inventory as well as possible enhancements in functions demanded by the consumers. The Company will require third party funding to sustain basic operations and continue efforts to market the Connected Surfaces’ Smart Mirror product line.

The Company’s financial initiatives are driven by its entry into new distribution channels and calls for an increased emphasis on an e-commerce business model. As a result of the COVID-19 pandemic, retail foot traffic has diminished, and e-commerce platforms have advanced with consumers across all product lines. The COVID-19 pandemic accelerated an existing trend of consumers purchasing more products online. The Connected Surfaces category is intended to find its way to retail shelves after it has been established through its direct-to-consumer e-commerce platform. The Company does not have prior experience in operating and promoting its own e-commerce website. The Company’s e-commerce marketing and sales strategy sought to shift our historic reliance on ‘Big Box, brick and mortar retailers’ to an emphasis on e-commerce marketing and sales. This initiative has not produced significant revenues as of the first quarter of 2023. If Connected Surfaces is successful, the Company believes the gross margins generated by Connected Surfaces products, especially if sold through the e-commerce model should be greater than LED consumer lighting products. This assumption is subject to the Company establishing a viable e-commerce presence on an affordable basis and establishing the Connected Surfaces product line as a viable revenue source. The Company will require additional funding to build its marketing effort, inventory levels and service levels, which funding must be timely and affordable to fund the desired marketing and product launch. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided funding from time to time to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund and sustain operations or to fund the Smart Mirror program marketing and inventory as well as possible enhancements or an expansion of the portfolio with additional items.

 Goodwill Impairment

As a result of the economic uncertainties caused by the resurgence of the COVID-19 pandemic and poor performance of the Connect Surfaces Smart Mirror sales, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis during 2022. The Company will continue to complete a goodwill impairment analysis at each reporting period. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Our business operations and financial performance for the three months ended March 31, 2023 continued to be adversely impacted the poor sales of the Smart Mirrors. For the three months ended March 31, 2023 and 2022, the Company reported a $257,000 or 98% decrease in net revenue from $263,000 in 2022 to $5,500 thousand in 2023. The net loss for the three months ended March 31, 2023 and 2022 was approximately $467,000 as compared to approximately $461,000 in 2022. During the three months ended March 31, 2023 and 2022 the Company used in operating activities approximately $260,000 of cash in 2023 and $653,000 in 2022. The decrease in net cash used in operations primarily relates to inventory purchased first quarter of 2022 of approximately $526,000 versus no purchases of inventory during first quarter of 2023.

As of March 31, 2023, the Company has negative working capital of approximately $873,000 and an accumulated deficit of $9,567,000. The Company’s cash balance decreased by approximately $37,000 from $61,000 as of December 31, 2022 to $24,000 as of March 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the overall impact of the COVID-19 pandemic to our business, financial condition, cash flow and results of operations remains uncertain. If the Connected Surfaces program is not accepted by consumers, then the revenue could further decline, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The Company is actively seeking alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity.

As part of its traditional strategic planning, the Company reviews alternatives to its current business approach, including, without limitation, the currently on-going development of the new Connected Chef product to expand the Connected Surfaces portfolio, sale of the public company or merger of the Company with a private operating company and other common strategic alternatives to a company facing business and financial challenges and uncertainties such as ours. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Director and Chief Executive Officer, Stewart Wallach, has funded working capital since 2022 as the Company navigates these challenges. Total working capital note proceeds received as of the date of this filing are $314,150. The note payable accrues simple interest at a rate of 5 percent per annum, matures June 26, 2023, with the ability for the Company to request a 90-day extension.

Our Growth Strategy

The Company’s existing looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. Subject to available working capital, the Company intends to pursue new revenue opportunities through the introduction and expansion of its “Connected Surfaces” portfolio into alternate distribution channels that the Company has not previously focused on. In the event of new revenue opportunities, the Company’s approach is typically to leverage its existing valuable customer base to achieve organic growth initiatives within a new category with sufficient market acceptance. These efforts will depend on having adequate working capital from funding and cash flow from product sales. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead or pursue or establish new product lines.

CAPI’s past success has been in its ability to identify emerging product categories where CAPI’s management experience can be fully leveraged. We demonstrated this when the Company entered the LED lighting category. Our branding and product strategies delivered the Company to a well-respected market position. The Company’s low-cost OEM manufacturing and operations have typically, in the past, provided an advantage in delivering great products affordably. Subject to adequate working capital and a product line with sufficient orders, the Company intends to expand its product manufacturing sources to include Mexico in 2023. The quicker turnaround time, reduced transit costs and easier access make this a practical option.

With respect to the Connected Surfaces portfolio, our expectation is that the new product portfolio appeals to a much larger audience than our traditional LED lighting product line. The new Connected Surfaces portfolio is designed to tap into consumers ever-expanding connected lifestyles prevalent today. The products have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. The average selling prices will be comparable to that of tablets and smartphones, expected MSRP retail to start at $899.00, with the goal to deliver exceptional consumer value to mainstream America. Connected Surfaces products will enable users the same level of connectivity as smartphones in a more relaxed manner that does not require being tethered to these devices.

The Company competes In emerging, highly competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income as well as providing a product line that is in demand when offered to consumers.

In 2022, the Company expanded its investment and commitment in social media marketing. Based on the results from the Smart Mirrors product rollout and related e-commerce promotion efforts, the Company’s social media marketing efforts and e-commerce platform have not succeeded as of the first quarter of 2023 in generating significant revenues. Due to working capital constraints, the Company is not investing any significant funds in e-commerce marketing and promotion efforts in the first quarter of 2023 and is re-evaluating the potential of e-commerce efforts to generate significant revenues.

Organic Growth Strategy

Subject to adequate funding and favorable cash flow from Connected Surfaces products, which has not been achieved, the Company is exploring various potential initiatives to execute its traditional organic growth strategy, which is designed to enhance its market presence, expand its customer base and maintain its recognition as an industry leader in new product development, and also alternative business lines and new product lines. Key elements of our traditional organic growth strategy include:

Connected Surfaces. Historically, LED lighting products have been our core business. While consistently launching successful lighting programs in years prior to 2022, the Company determined that it needed to develop a new product line with greater profit margin potential than LED Lighting and as a replacement revenue generating source. The Company refocused its development and marketing initiatives and is focused on developing the Connected Surfaces products as its primary business line to replace the LED lighting business, which is no longer being actively promoted by the Company. The failure of the LED lighting product line was due in part to gross margin reductions as a result of increased tariffs and declining consumer interest. The Company’s existing product roadmap outline a plan for an additional product launch in 2023, branded Connected Chef, a kitchen utility item. The Company believes this program will leverage existing relationships with its current retail partners and collectively contribute organic growth for the Company. Assuming the Company does not elect to pursue a new business line or new product concept in 2023, the ability of the Company to promote any of its Connected Surface products and any new, related “connected” consumer products will depend on securing adequate, affordable and timely funding from lenders and investors. As of the date of the filing of this Form 10-Q, the Company has not secured that funding. A Director and senior officer has been providing interim financing while the Company pursues other financing options.

We are also considering other industries in which our ability to develop connected products may have the potential for market penetration and a significant revenue source. None of these alternative markets have produced any orders as of the first quarter of 2023.

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

Perceived Weaknesses : The Company does not possess the business, marketing, and financial resources of larger competitors or the brand recognition or international markets of some of the larger competitors. The declining financial performance of the Company due to discontinuation of the LED lighting product line has placed the Company in a weakened financial position, which in turn increases the need for working capital funding from investors or lenders. The Company lacks a credit line for long term general working capital or growth The Company lacks the hard assets for affordable, sufficient debt financing and the low market price of its Common Stock makes equity funding difficult in terms of finding suitable investors who will provide adequate, affordable, timely working capital funding.

The product launch of the Smart Mirrors did not meet projected sales forecasts for 2022 or first quarter 2023. Customer acquisition costs of the e-commerce marketplace were high while producing low conversion into sales.

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

The Company relies on OEM’s located in Thailand and China, which have been periodically impacted by the COVID-19 pandemic in meeting development, production and shipping deadlines. The extent of the continuing economic impact of the COVID-19 pandemic and resulting logistical delays is uncertain as of the date of this Form 10-Q.

CAPI’s international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies. Should the increased U.S. tariffs imposed on Chinese manufactured goods remain it may increase the cost of electronic components used in our products.

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

Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The financial condition of the Company has prompted an enhance consideration and search for a significant corporate transaction, including, without limitation, a possible merger and acquisition transaction or reorganization to sustain operations or to acquire a new business line that can support company operations. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, and the Company being in transition from a declining product line and not yet establishing a profitable product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market and being a “penny stock”, the Company may be unable to consummate a corporate transaction that sustains operations.

Products and Customers

While the Company is expanding its product portfolio through the introduction of the CAPI Connected Surfaces program, it still offers a select number of LED lighting products under the “Capstone Lighting” brand for both the U.S. and overseas market. The product lines available as of the date of this Form 10-Q Report are as follows:

Connected Surfaces – Smart Mirrors

Standard Rectangular

Wardrobe/Fitness Mirror

LED Power Failure Handheld Lights

The plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits. Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred for a period before revenues occur. Promotion of the Connected Surfaces product line was hampered in 2022 by the lack of adequate, long-term funding and declining revenues from product sales and a lack of bulk orders from brick-and-mortar retailers and e-commerce resellers for a discretionary purchase item like the Smart Mirrors.

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. The Company may have to pursue a different market segment if it cannot secure adequate orders from these traditional distribution channels.

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

CAPI seeks to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences, and budgets. The Company believes in its strategy to offer consumers with an array of innovative connected products and quickly introduce additional products to continue to allow Capstone to further penetrate this developing market.

Tariffs. The previous U.S. administration implemented certain tariffs that directly affected the Company’s competitiveness. While all companies in certain industries are affected equally, the appeal for these products to consumers was negatively impacted when retail prices increased due to higher duty rates. The Company has seen promotional schedules cut back and retailers have requested pricing adjustments that would not be known to them in advance to products being shipped. CAPI’s business model insulates the Company from paying duties as its retail partners are the importers of record. The obvious unknown is the final impact of tariffs to the landed costs. Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

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

Sales and Marketing

We use direct sales by our Chief Executive Officer and sales agents to sell our products, which effort includes direct sales to Big Box and home-goods chain retailers. Company’s e-commerce initiatives have not provided significant sales as of first quarter of 2023.

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

The Company has historically promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show, but also relied on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities. Subject to adequate working capital, this traditional marketing effort will continue as a complement to the social media and e-commerce effort. Reliance will be on traditional direct sales to retailers and distributors and trade show promotion.

In the three months ended Marth 31, 2023, and 2022, the Company had two customers who comprised approximately 0 % and 94%, respectively, of net revenue. Through the LED lighting industry, we have maintained long-established relationships with our customers who were comprised of the Big Box retailers. With the current e-commerce, direct to consumer sales model for the Smart Mirrors, we currently do not have major customers.

Starting in late 2021, we have utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, CAPI has launched a You Tube channel to host Smart Mirror videos and established a Twitter account. Our Social Media marketing has not resulted in any significant sales of products in 2022. We have not and may not be able to effectively compete in e-commerce and Social Media marketing and sales. As such, in 2023 we are returning to marketing to the brick and mortar and Big Box retailers. The Company has a Social Media presence on the following Social Media platforms:

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

Competitive Conditions

The Company operates in a highly competitive environment, both in the United States and internationally, in the former LED lighting product segment and in the new Connected Surfaces internet of things product segments. The Company competes with large multinationals with global operations as well as numerous other smaller, specialized national or regional competitors who generally focus on narrower markets, products, or particular categories.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training. Smart Mirrors and other Connected Surface products are an emerging industry, and the Company’s product line is innovative and does not require licensing of technologies, as the Connected Surfaces program is developed with open source resources. The Company is also under development of proprietary features that would further establish the Company as a market innovator. As such, applications have been filed. However, the Company may be unable to develop or license emerging new technologies that are dominant and demanded by consumers, retailers, distributors and resellers. Consumer tastes and preferences change and timing the product line with consumer demand is important in establishing a market for the product line.

Research, Product Development, and Manufacturing Activities

The Company’s research and development operations based in Florida and Thailand design and engineer many of the Company’s products, with collaboration from its third-party manufacturing partners, software developers and CAPI U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas. Our research and development focus includes efforts to:

●	Establish CAPI Connected Surfaces portfolio as an innovator in the smart home segment.

●	Develop product with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost; and

●	Solidify new manufacturing relationships with contract manufacturers in Thailand.

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

CAPI uses its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company’s products manufactured overseas, CAPI uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country’s individual regulatory standards. The Company also hires quality control inspectors who examine and test products to CAPI’s specification(s) before shipments are released.

To successfully implement CAPI’s business strategy, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer’s growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations. The continuation of Company’s declining business and financial performance may significantly hinder or undermine efforts to establish a profitable Connected Surface product line capable of sustaining operations. Establishing the Connected Surfaces product line as a viable revenue source is essential to sustaining the Company as a consumer product company. The Company will need adequate funding in 2023 to sustain that business line and operations. Investments in technical and product development are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials currently used by CAPI are sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company’s specifications and provide the necessary facilities and labor to manufacture the Company’s products. CAPI allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product and whose facility is located in the country that most benefits from the U.S. Tariff regulations. To ensure the consistent quality of CAPI’s products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures are additional to the manufacturers internal quality control procedures and performed by Quality Assurance personnel.

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

Distribution and Fulfillment

Since January 2015, the Company has outsourced its U.S. domestic warehousing and distribution needs to a third-party warehousing facility situated in Anaheim, California. The warehouse operator provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software. The warehouse operator provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems. These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if the Company needed to establish an east coast distribution point. This relationship, if required, will allow us to fully expand our U.S. distribution capabilities and services. For the e-commerce and direct to consumer marketplace, the Company has developed a new website with full shopping cart capabilities. The Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate. The Company will also warehouse and supply its Smart Mirror program through Amazon fulfilment.

Seasonality

In general, sales for household products and electronics are seasonally influenced. Certain gift products cause consumers to increase purchases during key holiday winter season of the fourth quarter, which requires increases in retailer inventories during the third quarter. However, we do not have sufficient operational experience with Connected Surfaces to predict the seasonality of Connected Surfaces.

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

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2023, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

Revenue is derived from sales of our Connected Surfaces Smart Mirrors. Previous to 2023, the Company derived revenue from consumer home LED lighting for both indoor and outdoor applications while the Smart Mirrors were sold directly to consumers via e-commerce efforts. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. The majority of our sales are to the U.S. market which in 2023 represented 100% of revenues and we expect to the U.S Market to continue to be the major source of revenue for the Company. Net revenue also includes the cost of instant rebate coupons, promotional coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims and freight allowances. We maintained Smart Mirror inventory on hand for direct to consumer shipment to fulfill sales orders.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product costs and fluctuations in the cost of our purchased components.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of sales representative’s commissions, advertising and trade show expense and costs related to employee’s compensation. In addition, operating expense include charges relating to product development, office and warehousing, accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended March 31, 2023, Compared to Three Months Ended March, 2022
(In Thousands)
	March 31, 2023		March 31, 2022
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$5	100%	$263	100%
Cost of sales	(2)	(33)%	(187)	(71)%
Gross Profit	3	50%	76	29%
Operating Expenses:
Sales and marketing	18	317%	133	51%
Compensation	138	2300%	197	75%
Professional fees	142	2367%	156	59%
Product development	34	567%	52	20%
Other general and administrative	115	1917%	140	53%
Total Operating Expenses	447	7450%	678	258%
Operating Loss	(444)	(7400)%	(602)	(229)%
Other Income (Expense):
Other income	—	—%	152	58%
Other expense	(22)	(367)%	(12)	(5)%
Total Other Income (Expense)	(22)	(367)%	140	53%
Loss Before Tax Benefit	(466)	(7783)%	(461)	(175)%
Income Tax (Expense)	—	—%	—	—
Net Loss	$(466)	(7783)%	$(461)	(175)%

Net Revenues

Our business operations and financial performance for the quarter ended March 31, 2023, reflected slow e-commerce sales for the Smart Mirror. Executive management are actively pursuing brick and mortar retailers for placement in large, home goods stores. Executive management has redesigned the packaging for in-store placement, versus warehouse storage for online retailers, for a more eye catching and informative package design with the goal to be in select stores by Q3 of 2023.

Net revenues for the three months ended March 31, 2023, were $5,000, a decrease of $257,000 or 98% from approximately $263,000 in the same period 2022. Much of the decrease, approximately $247,000, is due to the switch in product lines from the deteriorating LED lighting market to the Smart Mirror whereas there were no LED Lighting sales in the first quarter of 2023.

For the three months ended March 31, 2023, international sales were $0 or 0% of revenue as compared to $45 thousand or 17% of revenue in 2022.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023		2022
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$202,259	77%
Lighting Products- International	—	—%	44,640	17%
Smart Mirror Products- U.S.	5,552	100%	16,080	6%
Total Revenue	$5,552	100%	$262,979	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended March 31, 2023, and 2022, was $3,200 and $76,000, respectively, a decrease of $73,000 thousand from the previous year. Gross Profit as a percent of revenue was 50% in the first quarter 2023 as compared to 29% in the same quarter 2022, due to a higher margin on the Smart Mirrors in 2023 versus the LED lighting products in 2022.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses in the first quarter of 2023 in accordance with the low Smart Mirror e-commerce sales, as denoted further. Last year’s poor performance of e-commerce sales for the Smart Mirror proved to Executive Management that e-commerce was not the ideal market for the Smart Mirror product. Focus of sales and marketing efforts are now re-directed to placement in brick and mortar retail stores with the expectation of an enhanced consumer experience in person with the Smart Mirror.

Sales and Marketing Expenses

For the three months ended March 31, 2023, and 2022, sales and marketing expenses were approximately $18,000 and $133,000, respectively, a decrease of $114,000 or 86%. The Company made concerted efforts to reduce operating expenses in accordance with the low Smart Mirror e-commerce sales. The Consumer Electronics Show expense was $100,000 in January 2022 as compared to $0 in 2023. The Social Media expense was $3,000 in 2023 as compared to $20,000 in 2022 and the smart mirror inventory storage, shipping and handling charge was approximately $10,000 as compared to $7,000 in the same period 2022.

Compensation Expenses

For the three months ended March 31, 2023, and 2022, compensation expenses were approximately $138,000 and $197,000 respectively, a decrease of $59,000 or 30%. The Company’s CFO retired November 2022 and the Company hired a consultant as an Interim CFO which has reduced compensation expenses. In addition, the Company has reduced workforce to essential employees as it repositions the brand and Connected Surfaces product line for a brick and mortar launch.

Professional Fees

For the three months ended March 31, 2023, and 2022, professional fees were approximately $142,000 and $156,000 respectively, a decrease of $14,000 or 9%.

Product Development Expenses

For the three months ended March 31, 2023, product development expenses were approximately $34,000 as compared to $52,000 in 2022, a reduction of $18,000 or 35%. During the first quarter 2022, fees were incurred for patent and trademarks related to the Connected Surfaces which were not incurred first quarter 2023. In addition, first quarter 2022 included costs for prototypes for the Smart Mirror which were not incurred first quarter 2023.

Other General and Administrative Expenses

For the three months ended March 31, 2023, other general and administrative expenses were approximately $115,000 as compared to $140,000 in 2022 for a reduction of $45,000 or 18%. Travel costs were reduced as part of the reduction in nonessential expenses and first quarter 2022 included an expense for a LED patent infringement legal settlement of $22,000 that was not incurred during first quarter 2023.

Total Operating Expenses

For the three months ended March 31, 2023, and 2022, total operating expenses were approximately $447,000 and $678,000, respectively, a decrease of approximately $230,000 or 34%.

Operating Loss

For the three months ended March 31, 2023 and 2022, the operating loss was approximately $444,000 and $602,000, respectively, a decreased loss of $157,000 or 26%.

Total Other Income (Expense), net

For the three months ended March 31, 2023, and 2022, other income (expense) was ($22,000), net as compared to $140,000 for 2022. The net other income for first quarter 2022 included $152,000 employee retention tax credit income received under Cares act 2020-2021.

Net Loss

For the three months ended March 31, 2023 the net loss was approximately $467,000 compared to a net loss of $461,000 in the same period 2022, a decreased loss of $26,000 of 6%. Management credits the reduction in net loss to its cost reduction efforts for operating expenses during the first quarter of 2022.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the three months ended March 31, 2023.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of March 31, 2023, and December 31, 2022, was approximately $24,000 and $61,000 respectively, a decrease of approximately $37,000.

Summary of Cash Flows	For the Three Months ended March 31,
	2023	2022
(In thousands)
Net cash used in:
Operating Activities	$(261)	$(654)
Investing Activities	—	—
Financing Activities	224	—
Net decrease in cash	$(37)	$(654)

As of March 31, 2023, the Company’s working capital deficit was approximately $873,000. Current assets were approximately $466,000 and current liabilities were approximately $1,339,000 and include:

●	Accounts payable of approximately $56,000 due vendors and service providers.

●	Accrued expenses of approximately $406,000 in deferred wages and $6,000 in other liabilities.

●	Note payable related and unrelated parties with accrued interest of approximately $852,000.

●	Operating lease liability-current portion of approximately $19,000

Cash Flows used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2023, and 2022 was approximately $261,000 and $654,000, respectively, a decrease of $393,000 compared to last year. The decrease in net cash used in operations primarily relates to inventory purchased in the first quarter of 2022 of approximately $526,000 versus no purchases of inventory during first quarter of 2023.

Cash Flows used in Investing Activities

Cash used in investing activities in the three months ended March 31, 2023, and 2022 was $0 and $0, respectively.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 and 2022, was approximately $224,000 and $0, respectively.

As of March 31, 2023, and 2022, the Company had outstanding note payable $2,048,000 and $1,802,000 which includes accrued interest of $104,000 and $82,000, respectively.

Directors and Officers Insurance

The Company currently has Directors and Officers liability insurance, and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and Thailand.

During 2023 the average exchange rate between the U.S. Dollar and Chinese Yuan have been relatively stable approximately RMB 6.86 to U.S. $1.00.

The average exchange rate between the U.S. Dollar and Thai Baht has been relatively stable at approximately Baht 34.00 to U.S. $1.00.

Operating expenses in Hong Kong are historically paid in either Hong Kong dollars or U.S. dollars. There were no expenses for Hong Kong operations during the first quarter of 2023.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the three month period ended March 31, 2023. All outstanding loans have been disclosed including the agreed interest rates.

Credit Risk: The Company has not experienced significant credit risk. The e-commerce business requires customer credit approval prior to shipment and the payment is received by the Company between 5 and 20 days after shipment depending on which ordering platform is used by the consumer. To date we have not experienced any credit risk issues, but we will closely monitor the process to assess that this trend continues.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to our internal control over financial reporting during the first quarter of 2023, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2022 Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company has insufficient revenues to support its basic operating overhead and relies on funding from a director and senior officer to pay basic operating overhead. The Company may be unable to sustain operations through 2023 without continued financial support from the directors and senior officer or investment or funding from a third party. There can be no assurance that the Company can obtain sufficient funding to sustain operations through 2023. The financial difficulties of the Company severely hamper the pursuit of Connected Surface products and any new business lines and new products.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing. Our public auditor’s report for the 2022 Annual Report stated that the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit, and these and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If funding sources are not available or are inadequate or unwilling to fund operations, or the products at hand and under development are not capable of generating sustainable revenues in the future, we will be required to reduce operating costs even further, which could further jeopardize any future strategic initiatives and business plans. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms.

There may be risks that are not presently material or known and not discussed in this Form 10-Q or other SEC filings. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, war, government regulation (including tax regulation), employee attraction and retention, and customers inability or refusal to pay for the products and services provided by the Company. There are also risks associated with the occurrence of extraordinary events, such as COVID-19 pandemic re-emerging due to new virus variants, terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2021 and 2022 and continuing into 2023, an investment in our common stock involves a very high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q Report and other SEC filings, before making an investment decision. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Statement Regarding Forward-Looking Statements above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended March 31, 2023.

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

Capstone Companies, Inc.

Dated: May 15, 2023

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Interim Chief Financial Officer
Principal Financial Executive and Accounting Officer