Form 10-Q
period 2023-06-30
CAPSTONE COMPANIES, INC.
filed 2023-08-14
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-28831

CAPSTONE COMPANIES, INC.

 (Exact name of Registrant as specified in its charter)

Florida	84-1047159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

# 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, Florida 33441
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

As of August 14, 2023, the Company had 48,826,864 shares  of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

As used in this Form 10-Q Quarterly Report for the fiscal period ending June 30, 2023 (“Form 10-Q Report” or “Form 10-Q”), “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) caused by COVID-19. “Company”, “Capstone”, “we, “our”, and “us” refers to Capstone Companies, Inc. and its subsidiaries, unless context indicates just Capstone Companies, Inc.

Additionally:

(1)	“Capstone Lighting Technologies, L.L.C.” or “CLTL” is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, which is dormant.
(3)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI”
(4)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(5)	“China” means People’s Republic of China.
(6)	“W” means watts.
(7)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(8)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(10)	“Subsidiaries” means CAPI, CIHK, CLTL.
(11)	Any reference to fiscal year in this Form 10-Q means our fiscal year, ending December 31, 2022.
(12)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	“OEM” means “original equipment manufacturer.
(14)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended June 30, 2023.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Six Months Ended June 30, 2023

 CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
Assets:	(Unaudited)
Current Assets:
Cash	$11,371	$61,463
Accounts receivable, net	20,465	7,716
Inventories, net of allowances of $503,873 and $533,254, respectively	376,776	412,261
Prepaid expenses and other current assets	34,178	37,090
Total Current Assets	442,790	518,530

Operating lease- right of use asset, net	—	34,151
Property and equipment, net	42,970	—
Deposit	—	24,039
Goodwill	1,312,482	1,312,482
Total Assets	$1,798,242	$1,889,202

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$616,273	$309,439
Notes payable related parties and accrued interest-current	1,653,200	413,425
Notes payable unrelated party and accrued interest-current	580,548	206,712
Operating lease- current portion	—	37,535
Total Current Liabilities	2,850,021	967,111

Long-Term Liabilities:
Notes payable related parties and accrued interest, less current portion	—	821,647
Notes payable unrelated party and accrued interest, less current portion	—	360,446
Deferred tax liabilities -long-term	285,379	285,379
Total Long-Term Liabilities	285,379	1,467,472
Total Liabilities	3,135,400	2,434,583

Commitments and Contingencies: ( Note 4 )

Stockholders’ Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued and outstanding- 0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 3,333,333 shares, issued and outstanding- 15,000 shares at June 30, 2023, and December 31, 2022 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 56,666,667 shares, issued and outstanding 48,826,864 shares at June 30, 2023 and December 31, 2022.	4,884	4,884
Additional paid-in capital	8,550,510	8,550,510
Accumulated deficit	(9,892,554)	(9,100,777)
Total Stockholders’ Deficit	(1,337,158)	(545,381)
Total Liabilities and Stockholders’ Deficit	$1,798,242	$1,889,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues, net	$26,645	$19,907	$32,197	$282,886
Cost of sales	(33,743)	(11,069)	(36,093)	(198,131)
Gross Profit	(7,098)	8,838	(3,896)	84,755

Operating Expenses:
Sales and marketing	37,631	61,223	56,412	194,152
Compensation	123,213	218,917	260,996	415,469
Professional fees	85,655	105,866	228,089	262,327
Product development	17,614	44,708	51,339	96,268
Other general and administrative	93,480	118,485	208,201	258,562
Total Operating Expenses	357,593	549,199	805,037	1,226,778
Operating Loss	(364,691)	(540,361)	(808,933)	(1,142,023)

Other Income (Expenses):
Other income	63,973	—	63,973	152,000
Interest expense, net	(23,584)	(16,456)	(46,017)	(28,098)
Total Other Income (Expenses), net	40,389	(16,456)	17,956	123,902

Loss Before Income Taxes	(324,302)	(556,817)	(790,977)	(1,018,121)

Income Tax Expense	800	54,518	800	54,518

Net Loss	$(325,102)	$(611,335)	(791,777)	(1,072,639)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)	(0.02)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,863,602	48,826,864	48,852,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE SIX MONTHS ENDED JUNE 30, 2023, AND JUNE 30, 2022

(Unaudited )

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2022	—	$—	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)
Net Loss	—	—	—	—	—	—	—	—	—	(466,675)	(466,675)
Balance at March 31, 2023	—	—	15,000	2	—	—	48,826,864	4,884	8,550,510	(9,567,452)	$(1,012,056)
Net Loss	—	—	—	—	—	—	—	—	—	(325,102)	(325,102)
Balance at June 30, 2023	—	$—	15,000	$2	—	—	48,826,864	$4,884	$8,550,510	$(9,892,554)	$(1,337,158)

Balance at December 31, 2021	—	$—	15,000	$2	—	$—	48,893,031	$4,892	$8,554,320	$(6,437,026)	$2,122,188
Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Net Loss	—	—	—	—	—	—	—	—	—	(461,304)	(461,304)
Balance at March 31, 2022	—	—	15,000	2	—		48,893,031	4,892	8,557,682	(6,898,330)	1,664,246

Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Repurchase of shares	—	—	—	—	—	—	(66,167)	(8)	(11,654)	—	(11,662)
Net Loss	—	—	—	—	—	—	—	—	—	(611,335)	(611,335)
Balance at June 30, 2022	—	$—	15,000	$2	—	$—	48,826,864	4,884	$8,549,390	$(7,509,665)	$1,044,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(791,777)	$(1,072,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	12,822
Stock based compensation expense	—	6,724
Lease amortization expense	34,151	31,640
Changes in operating assets and liabilities:
Accrued interest added to notes payable related and unrelated parties	48,017	30,303
Increase in accounts receivable, net	(12,749)	(7,967)
(Increase) decrease in inventories	35,485	(516,991)
Decrease in prepaid expenses and other current assets	2,912	287,073
Decrease in deposits	24,039	—
Increase (decrease) in accounts payable and accrued liabilities	306,834	(162,098)
Income tax refundable	—	284,873
Decrease in operating lease liabilities	(37,535)	(33,909)
Net cash used in operating activities	(390,623)	(1,140,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of property and equipment	(42,970)	—
Net cash used in investing activities	(42,970)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	383,501	600,000
Repurchase of shares	—	(11,662)
Net cash provided by financing activities	383,501	588,338

Net Decrease in Cash	(50,092)	(551,831)
Cash at Beginning of Period	61,463	1,277,492
Cash at End of Period	$11,371	$725,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Since 2007, the Company, through CAPI, has been primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Lighting Products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years. As such, the Company entered into another home goods product segment by developing a smart interactive mirror (“Smart Mirror”) for residential use. The Company planned for the Smart Mirror product launch in 2021, but its release to the retail market was delayed until March 2022 due to product development delays at the Company’s suppliers, resulting from the impact of COVID-19. The development of the Smart Mirrors is part of the Company’s strategic effort to find new product lines to replace the Lighting Products. There were no sales of LED lighting products during 2023. The Smart Mirrors have not provided sufficient sustained revenues to support the Company operations.

The Company’s products are typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these condensed consolidated financial statements, the Company’s future product development effort is focused on the development of a “Connected Surfaces” portfolio. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today, with the initial product launch of the Smart Mirror, an internet connected and interactive mirror. Subject to adequate funding, the Company’s current business strategy is to seek to expand the new line of Connected Surfaces in 2023 and 2024. The Company has finalized development of a kitchen appliance, the “Connected Chef”, which is the world’s first purpose-built tablet form factor with an integrated platform for cooking accessories, ie: cutting board, and designed to safely deliver and access content on mobile and web based platforms. The Connected Chef is not yet in production and has not produced revenues as of the second quarter of 2023.

The Company’s operations consist of one reportable segment for financial reporting purposes: Consumer Home Goods.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2023, and results of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2023 and 2022. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 31, 2023.

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

From 2020 into 2022, the COVID-19 pandemic adversely impacted our Company at the same time as we were implementing a major shift in product line, from mature LED products to new Connected Surfaces products, amplified the financial impact of COVID-19 pandemic by disrupting development and production of new Connected Surfaces products in Thailand and China and resulting delay in the Company being able to promote, market and sell Connected Surfaces products. This delay in launching the new product line coupled with the decline in sales of the LED product line adversely impacted the Company and created uncertainty about the ongoing viability of the current product lines of the Company. The Company’s plan to orderly transition from LED lighting products to Connected Surfaces products as the primary source of revenues was undermined by these delays and disruptions. By the time that the Company was ready to fill bulk orders for Smart Mirrors, the traditional primary customers for Company products did not place orders and the Company’s e-commerce initiative did not generate any significant orders. This ‘perfect storm’ of events has left the Company without a current product line that is generating significant revenues. The Company is evaluating the best way for the Company to establish a product line or business line that provides a sufficient revenue source to fund working capital and growth needs of the Company. This evaluation includes possible new Connected Surfaces products, new industry focus for those products and potential new business lines. The Company has not established a new product line or a new business line in the fiscal quarter ending June 30, 2023.

Principles of Consolidation

The condensed consolidated financial statements for the periods ended June 30, 2023 and 2022, include the accounts of the parent entity and its wholly-owned subsidiaries. All intra-entity transactions and balances have been eliminated in consolidation.

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

As of June 30, 2023, the Company had negative working capital of approximately $2,407,000, an accumulated deficit of approximately $9,893,000, a cash balance of $11,000, short- term notes payable of $2,234,000 and $285,000 of deferred taxes. Further, during the six months ended June 30, 2023, the Company incurred a net loss of approximately $792,000 and used cash in operations of approximately $390,000.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. We are seeking alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures and strategic partnerships. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity.

Certain directors have provided necessary funding including a working capital line to support the Company’s cash needs through this period of revenue development, but this funding is limited in amount and frequency. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

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

During 2022, Management reviewed the valuation of inventory on hand as of the year ended December 31, 2022, and considered the need for a reserve for slow moving inventory due to sales not meeting projected forecasts during 2022. Management estimated a 50% reserve for inventory held in domestic warehouses and a 100% reserve for inventory held in international warehouses, which resulted in an increase in the inventory reserve of $533,254. The inventory reserve was revised for the period ended June 30, 2023 to reflect the Smart Mirrors sold or used in promotional events during the first half of 2023, for a revised ending balance of $503,873. As of June 30, 2023, all inventory is held in domestic warehouses.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. During 2020, the Company recognized $623,538 of impairment charges. There was no impairment charge for the six months ended June 30, 2023 or for the year ended December 31, 2022.

 Fair Value Measurement

The accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) “Fair Value Measurements and Disclosures (ASC 820-10) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of the hierarchy are as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of June 30, 2023 and 2022. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2023 and 2022, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 608,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2023 and 888,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2022.

Revenue Recognition

The Company generates revenue from developing, marketing and selling consumer products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting as well as Internet-of-Thing devices and will have different functionalities. CAPI currently operates in the consumer home goods products category in the United States. These products may be offered either under the CAPI brand or a private brand.

A sales contract occurs when the customer-retailer submits a purchase order to buy a specific product, a specific quantity, at an agreed-fixed price, within a shipping window, from a specific location and on agreed payment terms. The selling price in all of our customers’ orders has been previously negotiated and agreed to including any applicable discount prior to receiving the customer’s purchase order. The stated unit price in the customer’s order has already been determined and is fixed at the time of invoicing.

The Company recognizes Lighting Product revenue and Smart Mirror revenue when the Company’s performance obligations as per the terms in the customers purchase order have been fully satisfied, specifically, when the specified product and quantity ordered has been manufactured and shipped pursuant to the customers requested ship window, when the sales price as detailed in the purchase order is fixed, when the product title and risk of loss for that order has passed to the customer, and collection of the invoice is reasonably assured. This means that the product ordered and to be shipped has gone through quality assurance inspection, customs and commercial documentation preparation, the goods have been delivered, title transferred to the customer and confirmed by a signed cargo receipt or bill of lading. Only at the time of shipment when all performance obligations have been satisfied will the judgement be made to invoice the customer and complete the sales contract. The Company’s revenue recognition policy is in accordance with ASC 606.
11

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

Direct-to-consumer orders for the Connected Surfaces Smart Mirrors are sold initially through e-commerce platforms. The Company also sells the Connected Surfaces Smart Mirror program through independent retailers. The Company will only bill the customer and recognize revenue upon the customer or retailer obtaining control of the Smart Mirror order which generally occurs upon delivery.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$—	—%	$—	—%
Lighting Products- International	—	—%	—	—%
Smart Mirror Products- U.S.	26,645	100%	19,907	100%
Total Net Revenue	$26,645	100%	$19,907	100%

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$—	—%	$202,259	71%
Lighting Products- International	—	—%	44,640	16%
Smart Mirror Products- U.S.	32,197	100%	35,987	13%
Total Net Revenue	$32,197	100%	$282,886	100%

We provide our wholesale customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

Sales reductions for allowances and other promotional coupons are recognized during the period when the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $5,335 and $1,300 for the three months ended June 30, 2023 and 2022, respectively and $15,500 and $2,300, for the six months ended June 30, 2023, and 2022, respectively.

Warranties

For the LED product line, the Company provides the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase. Certain retail customers may receive an off invoice-based discount such as a defective/warranty allowance, that will automatically reduce the unit selling price at the time the order is invoiced. This allowance will be used by the retail customer to defray the cost of any returned units from consumers and therefore negate the need to ship defective units back to the Company. Such allowances are charged to cost of sales at the time the order is invoiced. For those customers that do not receive a discount off-invoice, the Company recognizes a charge to cost of sales for anticipated non-conforming returns based upon an analysis of historical product warranty claims and other relevant data. We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue. The warranty allowance is included in cost of sales and amounted to $802 and $617 for the three months ended June 30, 2023 and 2022, respectively and $834 and $1,288 for the six months ended June 30, 2023, and 2022, respectively.
12

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

Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $3,163 and $39,110 for the three months ended June 30, 2023 and 2022, and $7,733 and $160,484 for the six months ended June 30, 2023 and 2022. Due to declining revenues, a change in strategy to move emphasis away from e-commerce back to Big Box retailers for the Smart Mirror and the end of the LED product line as a revenue source, the Company reduced advertising and promotion expenses in 2023.

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

For the three months ended June 30, 2023 and 2022, product development expenses were $17,614 and $44,708, respectively and $51,339 and $96,268 for the six months ended June 30, 2023 and 2022, respectively. The 2023 expenses were related to the development of the Connected Chef, expanding the Connected Surfaces product portfolio. The 2022 expenses were related to the Smart Mirror development expenses.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of June 30, 2023, and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Accounts payable	$101,379	$38,056
Accrued warranty reserve	347	1,926
Accrued compensation and deferred wages, marketing allowances, customer deposits.	514,547	269,457
Total	$616,273	$309,439

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

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, provided for the Employee Retention Tax Credit (“ERTC"), a refundable tax credit for businesses that continued to pay employees while shut down due to COVID-19 or had significant declines in gross receipts from March 13, 2022 to December 31, 2021. During the second quarter of 2023, the Company received a refund of $49,000 and received a refund of $152,000 during the first quarter of 2022, included as other income on the consolidated statements of operations as of June 30, 2023 and 2022, respectively.

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

Stock-based compensation expense recognized during the three months ended June 30, 2023, and 2022 was $0 and $3,362, respectively and $0 and $6,724 for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of June 30, 2023 and December 31, 2022, the Company did not have any cash in excess of FDIC insurance limits.

Accounts Receivable

The Company grants credit to its customers, located throughout the United States and their international locations. The Company typically does not require collateral from national retail customers. Credit risk is limited due to the financial strength of the customers comprising the Company’s customer base and their dispersion across different geographical regions. The Company monitors exposure of credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Stripe is the company that processes online payments for the Company’s e-commerce website. The Company receives payments within 3 days of the product shipment. If the product is shipped through Amazon online platform, it could take between 20 and 30 days for collection.

Financial instruments that potentially subject the Company to credit risk, consist principally of cash and accounts receivable. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Major Customers

The Company did not have any major customers for the six months ended June 30, 2023. The Company had two customers who comprised 71% and 16%, respectively, of net revenue during the six months ended June 30, 2022. The lack of major customers in 2023 is the result of the LED product line no longer being a revenue source and a lack of direct-to-consumer sales for the Smart Mirrors during 2023.

As of December 31, 2022, approximately $7,716 or 100% of accounts receivable was from two customers.

Major Vendors

The Company did not have any major vendors during the six months ended June 30, 2023. The Company had two vendors from which it purchased 72% and 23%, respectively, of merchandise during the six months ended June 30, 2022. As of December 31, 2022, approximately $3,200 or 8% of accounts payable was due to one vendor.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 with an original maturity of April 2023 which was extended an additional 12 months. Under this agreement the interest terms are 5% based on a 365- day year. The note payable is due on April 13, 2024. As of June 30, 2023, the principal outstanding and accrued interest is $1,020,000 and $86,630, respectively.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach) and J. Postal and Mouhaned Khoury, a natural person. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum, maturing November 1, 2023. These loans may be prepaid in full or partially without any penalty. As of June 30, 2023, the principal outstanding and accrued interest is $600,000 and $35,014, respectively.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing April 13, 2024. As of June 30, 2023, the principal outstanding and accrued interest is $50,000 and $1,781, respectively.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing June 1, 2024. The loan may be prepaid in full or partially without any penalty. As of June 30, 2023, the principal outstanding and accrued interest is $50,000 and $1,452, respectively.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, maturing August 31, 2023. The loan may be prepaid in full or partially without any penalty. As of June 30, 2023, the principal outstanding and accrued interest is $40,000 and $975, respectively.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director S. Wallach to provide funding for daily operations. Total funding under the agreement amounted to $500,000 as of June 30, 2023. Principal accrues simple interest at a rate of 5 percent per annum, maturing September 26, 2023. The loan may be prepaid in full or partially without any penalty. See Note 6. As of June 30, 2023, the principal outstanding and accrued interest is $344,150 and $3,746, respectively.

As of June 30, 2023 and December 31, 2022, the Company had a total of $2,233,748 and $1,802,230, of outstanding balance respectively, on the above referenced funding agreements, which includes accrued interest of $129,598 and $82,230, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	June 30, 2023	December 31, 2022
Current portion of notes payable and accrued interest, related parties	$1,653,200	$413,425
Current portion of notes payable and accrued interest, unrelated parties	580,548	206,712
Long term portion of notes payable and accrued interest, related parties	—	821,647
Long term portion of notes payable and accrued interest, unrelated parties	—	360,446
Total notes payable principle and accrued interest	2,233,748	1,802,230
Less accrued interest	(129,598)	(82,230)
Total notes payable	$2,104,150	$1,720,000

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

NOTE 4– COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease agreements for its principal executive offices in Fort Lauderdale, Florida expiring June 30, 2023. The Company’s principal executive office were located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The Company did not renew the expiring operating lease and entered into a new lease on July 1, 2023 at #144-V, 10 Fairway Drive, Suite 100, Deerfield Beach, Florida, 33441. See Note 6.

On April 26, 2023, the landlord amended the terms for the operating lease and related common area management expenses (“CAM”) owed by the Company for its principal executive office to extend the payment terms for the remaining three months of the lease term over the following nine months through December 31, 2023. In addition to the monthly rent expense, the landlord included an estimate for additional CAM charges for the 2023 operating lease year of $5,435 and $17,124 for additional CAM charges for the 2022 operating lease year. The Company will pay a total of $58,500 with monthly payments of $6,500 per month for nine months commencing April 1, 2023 and ending December 31, 2023, to satisfy the aforementioned operating lease liabilities for the executive office lease. As of June 30, 2023, accrued expenses include additional CAM charges of $17,124 that will be paid during the next six months related to the 2022 operating lease year.

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended June 30, 2023 and 2022 amounted to $38,059 and $35,783, respectively and $92,925 and $74,683 for the six months ended June 30, 2023 and 2022, respectively, including the monthly CAM charges and additional CAM charges included in accrued expenses.

Supplemental balance sheet information related to leases as of June 30, 2023 is as follows:
Assets
Operating lease - right-of-use asset	$231,077
Accumulated amortization	(231,077)
Operating lease - right - of -use asset , net	$—
Liabilities
Current
Current portion of operating lease	$—

Noncurrent
Operating lease liability, net of current portion	$—

Lease term and Discount Rate	—
Weighted average remaining lease term (months)
Weighted average Discount Rate	7%

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

Beginning in 2020 and through 2023, executive salaries and consulting fees have been deferred from time to time to conserve cash flow. Deferrals amounted to approximately $498,709 and $252,000, as of June 30, 2023 and December 31, 2022, respectively, and are included in accounts payable and accrued liabilities.

There is a provision in Mr. Wallach’s employment agreement, if the officer’s employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer’s estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to: the sum of twelve (12) months base salary at the rate Mr. Wallach was earning as of the date of termination and the sum of “merit” based bonuses earned by Mr. Wallach during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to Mr. Wallach, from the effective Termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay Mr. Wallach’s health and dental insurance benefits for 6 months starting at the Executives date of termination. If Mr. Wallach had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against Mr. Wallach’s severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment. The Company did not accrue for the benefits owed at the time of death or disability as it is not probable as of the period ended June 30, 2023.

The following table summarizes potential payments upon termination of employment :

	Salary Severance	Bonus Severance	Gross up Taxes	Benefit Compensation	Grand Total
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721

Directors Compensation

On July 5, 2022, The Board of Directors voted to suspend granting compensation to the independent directors for the remainder of the fiscal year 2022. There have been no payments to the Board of Directors during the period ended June 30, 2023.

 NOTE 5 - STOCK TRANSACTIONS

Stock Purchase Agreements

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares”) of its common stock, $0.0001 par value per share, (“common stock”) for an aggregate purchase price $1,498,000. The five unrelated investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act. The $1,498,000 in proceeds from the Private Placement was used to purchase start up inventory for the Company’s Smart Mirror product line, as well as for advertising and working capital. Under the SPA, each investor is granted five-year piggyback, ‘best efforts’ registration rights with no penalties. The Shares are ‘restricted securities” under Rule 144 of the Securities Act and are subject to a minimum six month hold period. Based on representations made to the Company, the five investors do not constitute a “group” under 17 C.F.R. 240.13d-3 and have purchased the Shares solely as an investment for each investor’s own account. No individual investor owns more than 2% of the issued and outstanding shares of common stock.

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

As of June 30, 2023 and December 31, 2022, the Company had 199,733 warrants outstanding.

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

The B-1 shares have a liquidation preference of $1.00 per share or $15,000 as of June 30, 2023.

Series C Preferred Stock

On July 9, 2009, the Company authorized 67 shares of Series C Preferred Stock. The par value of the Series C Preferred Stock is $1.00 and a share of Series C Preferred Stock shall be converted into 67,979.425 shares of common stock. There were no Series C Preferred Stock issued or outstanding as of the period ended June 30, 2023 or December 31, 2022.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of June 30, 2023, there were 608,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $0.449 and have a weighted average contractual term remaining of 1.13 years. During the six months ended June 30, 2023, there were no stock option grants, exercises, or forfeitures.

All stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the three months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $3,362, respectively, and $0 and $6,724 for the six months ended June 30, 2023 and 2022, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying condensed and consolidated statements of operations.

Increase in Authorized Shares

On May 9, 2023, by way of written consent of Common Stock shareholders of the Company with the requisite voting power to amend the Company’s Amended and Restate Articles of Incorporation, those shareholders consented to amend Article 1 of the Corporation’s Amended and Restated Articles of Incorporation to increase the authorized shares of capital stock from 60,000,000 to 300,000,000 shares of capital stock authorized, of which 295,000,000 shares shall be Common Stock, par value of $0.0001 per share, and 5,000,000 shares of Preferred Stock, par value of $0.0001. The Company is awaiting notification from the Secretary of State of the State of Florida for the effectiveness of this increase in authorized shares of the capital stock. The Secretary of State of the State of Florida is experiencing a backlog in processing corporate filings.

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

On July 7, 2022, the Board of Directors resolved to discontinue the stock purchase agreement with Wilson-Davis & Company.

As of June 30, 2023 a total of 816,167 shares of the Company’s common stock has been repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

NOTE 6 -  SUBSEQUENT EVENTS

Working Capital Loan with Directors

Subsequent to June 30, 2023. and through the date of this filing, the Company has received an additional $160,000 in working capital note payable proceeds from Chief Executive Officer and Director Stewart Wallach. The total principal outstanding under this note payable is $503,500 as of the date of this filing. Principal accrues simple interest at a rate of 5 percent per annum, maturing September 26, 2023 with the ability for the Company to request a 90-day extension. The loan may be prepaid in full or partially without any penalty.

Operating Leases

On July 1, 2023, the Company commenced an office space license to use designated office space at #144-V, 10 Fairway Drive, Suite 1000, Deerfield Beach, FL 33441. The term is a month-to-month agreement for professional office space for a monthly fee of $75 with a security deposit of $75. The agreement may be terminated by the Company or the licensor of the office space upon a written notice provided thirty (30) days in advance. See Note 4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2022 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2022 Form 10-K Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

●	Emergence of new variants of COVID 19 virus and a new COVID-19 pandemic that could adversely affect or impact our ability to obtain acceptable financing in an amount equal to the resulting reduction in cash from operations; disruption of our Thai or Chinese OEM operations and supply chain logistics; the retail market place that is the traditional customer base of our products; consumer confidence and on the ability or desire of consumers to purchase nonessential goods, such as our products; and adverse impact on public market and market price for our Common Stock. COVID-19 virus did not adversely impact operations at the Company’s principal executive offices in Deerfield Beach, Florida during the second fiscal quarter of 2023.
●	Failure of e-commerce marketing and sales initiatives to counter reduced sales of products in retail brick-and-mortar or to elicit consumer interest in our Connected Surface product line. The Company’s e-commerce effort has not produced any significant results.
●	Adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence and the impact of inflationary cost increases to disposable income. While the inflationary rate has subsided in second quarter of 2023, consumer concerns over inflation in the United States may adversely impact consumers’ willingness to purchase discretionary products like our Connected Surfaces products. Demand for the Connected Surfaces products has not been significant in 2023.
●	Our anticipated need for additional, potentially ongoing funding or financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders. The Company will need funding to sustain operations beyond 2023.
●	Our ability to raise sufficient capital or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern. The low market price of the common stock and poor financial performance and condition of the Company has hindered efforts to locate funding for working capital.
●	An impairment of our goodwill, in future reporting periods.
●	The risks and increased costs associated with production of products in foreign nations and shipment to U.S. customers.
●	When the Company has significant sales of products made abroad, fluctuations in foreign currency exchange rates and impact of inflation in the U.S. and abroad.
●	Our expansion into and investments in new product categories and any inability to establish the Connected Surface product line or a new product or business line as a viable primary revenue source in 2023. The Company’s current financial condition and performance and limited funding has hindered development and promotion of new products.
●	Our inability to obtain adequate or maintain insurance coverage.
●	Our inability to recruit or retain qualified personnel or the loss of key personnel.
●	Our inability to keep pace with developments in technology and changes in consumer preferences.
●	Other risk factors are set forth under “Risk Factors” in our 2022 Annual Report.

It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown as of the date of the filing of this Form 10-Q Report.

The challenge facing the Company is to establish a new profitable product line, whether the Connected Surfaces or another product line, before the lack of operating revenue and the cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and primary market maker support as well as the poor financial condition and performance of the Company. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile, especially from adverse impact of day traders. Investors may not have liquidity or desired liquidity in our common stock as an investment.

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

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company, (“CAPI”). Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was downsized and put in dormant status in March 2022. Our products are made by third party original manufacturers who work closely with the Company on design, finish, functions, quality and pricing. When and if we commence production of a product line, we may seek production of products in Mexico in order to shorten and reduce cost and complexity of shipment of products to U.S.

The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years, as such, revenues for the LED product line have declined significantly in 2022. The Connected Surfaces is the Company’s effort to establish business in an emerging segment that is intended for future revenue growth. The smart home segment is the umbrella category in which we intend to participate with the Connected Surfaces program. The Connected Surfaces products have not enjoyed significant sales in 2023 – either online or through efforts to sell in bulk to brick-and-mortar, “big box” retailers. As a discretionary purchase, Connected Surfaces products are susceptible to consumer tastes and economic concerns.

In late 2017, as management recognized that the LED category was maturing, it sought a business opportunity that would transition the Company’s revenue streams to an emerging new product category. Our strategic plan to develop and launch new innovative product lines, like Connected Surfaces’ Smart Mirrors and the Connected Chef kitchen appliance, is believed to be essential for growing revenues. However, we were unable to establish the Connected Surfaces’ Smart Mirrors as a product line to replace the LED product line and provide revenues sufficient to fully fund Company operations and overhead. The Smart Mirror product line continues to have limited sales for 2023, as of the date of this filing. The Connected Chef is expected to be ready for formal introduction in quarter three of 2023, but the product has no purchase commitments from retailers as of second fiscal quarter of 2023. Further, the Company will have to raise funding to fund production costs, which funding may not be available to the Company.

The Company began its foray into the electronics industry in 2019 with its Connected Surfaces initiative. We decided to enter the market as we identified the smart home category to be emerging with strong long-term growth potential. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The Smart Mirrors have both touch and remote control interfacing and its casting capabilities offer voice control through one’s smartphone. Full access to the internet and an operating system capable of running downloadable applications makes the smart mirror customizable to one’s usage preferences. The average selling prices are comparable to that of tablets and smartphones, retailing between $799 - $999 per unit, with the goal to deliver cost-attractive products and consumer value to mainstream America. During the second quarter of 2023, the Company has finalized development of a kitchen appliance, the “Connected Chef”, which is the world’s first purpose-built tablet form factor with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms.  Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, CAPI’s new Connected Surfaces products are intended to enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices.

The Company will require third party funding to cover operating overhead and to resume efforts to fund its marketing and product launch campaigns. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided short-term funding to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Connected Surfaces program marketing and inventory as well as possible enhancements in functions demanded by the consumers. The Company will require third party funding to sustain basic operations and continue efforts to market the Connected Surfaces’ Smart Mirror product line as well as any Connected Chef product launch.

The Connected Surfaces category is intended to find its way to retail and Big Box retailers after an unsuccessful direct-to-consumer e-commerce launch during 2022. The Company does not have prior experience in operating and promoting its own e-commerce website. The Company’s e-commerce marketing and sales strategy sought to shift our historic reliance on ‘Big Box, brick and mortar retailers’ to an emphasis on e-commerce marketing and sales. This initiative has not produced significant revenues during the first half of 2023. The Company will require additional funding to build its marketing effort, inventory levels and service levels, which funding must be timely and affordable to fund the desired marketing and product launch. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. The Company has been sustained through second quarter of 2023 by Corporate Insiders and Directors funding, but there is no guarantee that this funding will continue or be adequate to fund and sustain operations or to fund the Smart Mirror program marketing and inventory as well as possible enhancements or an expansion of the portfolio with additional items.

The Company has explored acquiring a new product line or business line, but the low market price of the common stock and poor financial condition and performance of the Company has hindered efforts to locate any a suitable, affordable and interested candidate.

 Goodwill Impairment

As a result of the poor performance of the Connect Surfaces Smart Mirror sales, management determined sufficient indicators existed to trigger the performance of interim goodwill impairment analysis during 2022. The Company will continue to complete a goodwill impairment analysis at each reporting period. The analysis concluded that the Company’s fair value exceeded the carrying value of its single reporting unit and a goodwill impairment charge was not required.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Our business operations and financial performance for the six months ended June 30, 2023 continued to be adversely impacted the poor sales of the Smart Mirrors. For the six months ended June 30, 2023 and 2022, the Company reported an approximate $251,000 or 89% decrease in net revenue from $283,000 in 2022 to $32,000 in 2023. The net loss for the six months ended June 30, 2023 and 2022 was approximately $792,000 as compared to approximately $1,073,000 in 2022. During the six months ended June 30, 2023 and 2022 the Company used in operating activities approximately $391,000 of cash in 2023 and $1,140,000 in 2022. The decrease in net cash used in operations primarily relates to Smart Mirror inventory purchased first half of 2022 of approximately $526,000 versus no purchases of inventory during first half of 2023 along with a reduction in operating expenses of the Company during 2023.

As of June 30, 2023, the Company has negative working capital of approximately $2,407,000 and an accumulated deficit of $9,893,000. The Company’s cash balance decreased by approximately $50,000 from $61,000 as of December 31, 2022 to $11,000 as of June 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, the impact of the COVID-19 pandemic on our product line transition and resulting adverse impact on our business, financial condition, cash flow and results of operations has created uncertainty about the ability of the Company to sustain operations into 2024. If the Connected Surfaces program is not accepted by consumers in 2023 or we fail to develop and sell a new product line with sufficient revenues to sustain operations, then the Company may be unable to sustain operations in 2024.

The Company is actively seeking alternative sources of liquidity, including but not limited to accessing the capital markets, strategic partnerships, or other alternative financing measures. but has been unable to secure long term funding or establish strategic partnerships, or secure other sources of liquidity. As stated, Company’s low market price for its common stock and poor financial condition and performance hinder these efforts.

As part of its traditional strategic planning, the Company reviews alternatives to its current business approach, including, without limitation, the current second quarter development of the new Connected Chef  kitchen appliance product to expand the Connected Surfaces portfolio, sale of the public company or merger of the Company with a private operating company and other common strategic alternatives to a company facing business and financial challenges and uncertainties such as ours. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Director and Chief Executive Officer, Stewart Wallach, has funded working capital since 2022 as the Company navigates these challenges. Total working capital note proceeds received as of the date of this filing are $503,500.  The note payable accrues simple interest at a rate of 5 percent per annum, matures September 27, 2023, with the ability for the Company to request a 90-day extension.

Our Growth Strategy

The Company’s existing looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. Subject to available working capital, the Company’s strategic plan is to pursue new revenue opportunities through the introduction and expansion of its “Connected Surfaces” portfolio into alternate distribution channels that the Company has not previously focused on. In the event of new revenue opportunities, the Company’s approach is typically to leverage its existing valuable customer base to achieve organic growth initiatives within a new category with sufficient market acceptance. These efforts will depend on having adequate working capital from funding and cash flow from product sales. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead or pursue or establish new product lines.

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

The Company competes in emerging, highly competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income as well as providing a product line that is in demand when offered to consumers. The Company faces competition from numerous competitors in the consumer product industry, foreign and domestic, and some of those competitors have substantially greater market share, brand recognition, distribution and financial and technical resources than the Company. The Company’s strategy has been to develop well designed and made products that appeal to a niche market. The Company also relies on the production and engineering resources and technical expertise of its contract manufacturers to compensate for a lack of those resources internally.

In 2022, the Company expanded its investment and commitment in social media marketing. Based on the results from the Smart Mirrors product rollout and related e-commerce promotion efforts, the Company’s social media marketing efforts and e-commerce platform have not succeeded as of June 30, 2023 in generating significant revenues. Due to working capital constraints, the Company is not investing any significant funds in e-commerce marketing and promotion efforts and is re-evaluating the potential of e-commerce efforts to generate significant revenues. The Company is intending to focus on the Big Box retailer space with the Connected Surfaces product lines.

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

Connected Surfaces. While consistently launching successful lighting programs in years prior to 2022, the Company determined that it needed to develop a new product line with greater profit margin potential than LED Lighting and as a replacement revenue generating source. The Company refocused its development and marketing initiatives and is focused on developing the Connected Surfaces products as its primary business line to replace the LED lighting business, which is no longer being actively promoted by the Company. The failure of the LED lighting product line was due in part to gross margin reductions as a result of increased tariffs and declining consumer interest. The Company’s existing product roadmap outlines a plan for an additional product launch in Q3 of 2023, branded the “Connected Chef”, a kitchen appliance item, which is the world’s first purpose-built tablet integrated into a multi-purpose cutting board and designed to safely deliver and access content on mobile and web based platforms a kitchen utility item.  The Company believes this program could leverage existing relationships with its current retail partners and collectively contribute organic growth for the Company. Assuming the Company does not elect to pursue a new business line or new product concept in 2023, the ability of the Company to promote any of its Connected Surface products and any new, related “connected” consumer products will depend on securing adequate, affordable and timely funding from lenders and investors. As of the date of the filing of this Form 10-Q, the Company has not secured that funding. Chief Executive Officer and Director Stewart Wallach has been providing interim financing of basic operations while the Company pursues other financing options for new product development and marketing.

We are also considering other industries in which our ability to develop connected products may have the potential for market penetration and a significant revenue source. None of these alternative markets have produced any orders as of the first half of 2023.

The Company acknowledges that smart homes will become more mainstream over the next several years and will present significant growth opportunities for the Company and its Connected Surfaces portfolio.

While our focus of Connected Surface products is the smart home market, smart mirrors are being employed by retailers like Ralph Lauren and Neiman Marcus to allow customers to compare outfits on fitting room smart mirrors. Further, single application smart mirrors are emerging in the fitness industry for interactive workouts at home as a result of the global pandemic. These other markets are not a focus of our company but show the potential scope of applications and appeal of smart mirrors.

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

Perceived Weaknesses : The Company does not possess the business, marketing, technical and financial resources of larger or mid-sized competitors or the brand recognition, distribution channels or domestic and international markets of some of the larger competitors. The declining financial performance of the Company due to discontinuation of the LED lighting product line has placed the Company in a weakened financial position, which in turn increases the need for working capital funding from investors or lenders. The Company lacks a credit line for long term general working capital or growth. The Company lacks the hard assets for affordable, sufficient debt financing and the low market price of its Common Stock makes equity funding difficult in terms of finding suitable investors who will provide adequate, affordable, timely working capital funding.

The Company products face the risk of new technologies or functionalities shifting consumer demand away from the products produced by the Company. The Company may lack the financial resources or ability to license or acquire new technologies or functionalities in demand by consumers.

The product launch of the Smart Mirrors did not meet projected sales forecasts for 2022 or first half of 2023. Customer acquisition costs of the e-commerce marketplace were high while producing low conversion into sales.

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

The Company does not have the large internal research and development capability of its larger competitors. Capstone operates with a small number of employees whose functions are dedicated to executive management, sales and marketing or administrative support. The limited number of employees may hinder or delay the ability of the Company to identify or respond to consumer preferences or new technology developments in a product line. Hiring may be required with any growth and qualified personnel may not be readily available. We cannot match the compensation packages to prospective employees that many larger competitors may offer, and we lack the funding and other resources to change our operational model and its reliance on contractors for many functions and capabilities, including development, production, shipping, warehousing and distribution of products.

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

The Company relies on OEM’s located in Thailand and China, which have been periodically impacted in the past by the COVID-19 pandemic in meeting development, production and shipping deadlines. The emergence of new variants of COVID 19 virus could adversely affect these regions in the future in terms of shipping products. Any tariff or trade disputes, or legal restrictions on exporting products, or exchange rates could also adversely impact these regions as suppliers of products.

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

Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The financial condition of the Company has prompted an enhance consideration and search for a significant corporate transaction, including, without limitation, a possible merger and acquisition transaction or reorganization to sustain operations or to acquire a new business line that can support company operations. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, and the Company being in transition from a declining product line and not yet establishing a profitable product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market and being a “penny stock”, the Company may be unable to consummate a significant corporate transaction that sustains operations or creates a new viable product line or business line.

Products and Customers

The product lines available as of the date of this Form 10-Q Report are as follows:

Connected Surfaces – Smart Mirrors

-	Standard Rectangular
-	Wardrobe/Fitness Mirror

Current product lines under development as of this Form 10-Q Report are as follows:

-	Connected Surfaces – Connected Chef, a purpose-built kitchen appliance tablet form factor with an integrated platform for cooking accessories, i.e.: cutting board.

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

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. The Company may have to pursue a different market segment if it cannot secure adequate orders from these traditional distribution channels. With the growth of e-commerce, the Company lacks an effective e-commerce capability. Reliance on sales to brick-and-mortar retailers may not produce sufficient orders to allow the Company to become profitable or sustain operations, especially if the Company’s product line is deemed by retailers to be not appealing or in demand with consumers. The Company has a very limited product line and lacks different product lines to offer in lieu of unsuccessful, existing product lines to retailers.

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

Our strategic plan is to service the needs of a wide range of consumers by providing products to satisfy their different interests, preferences, and budgets. The Company believes in its strategy to offer consumers with innovative connected products and quickly introduce additional products to continue to allow Capstone to further penetrate this developing market.

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

Sales and Marketing

We use direct sales by our Chief Executive Officer and sales agents to sell our products, which effort includes direct sales to Big Box and home-goods chain retailers. Company’s e-commerce initiatives have not provided significant sales as of the first half of 2023.

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

The Company has historically promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show, but also relied on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities. Subject to adequate working capital, this traditional marketing effort will continue as a complement to the social media and e-commerce effort. Reliance will be on traditional direct sales to retailers and distributors and trade show promotion. This strategy is required, in part, due to the ineffectiveness of Company’s efforts at e-commerce. E-commerce, as reported by business news media, is expected to account for 20% of retail sales in the U.S. in 2023 and the trend over the past five years has been a steady increase of retail sales online and a corresponding decrease in sales at brick-and-mortar stores.

In the six months ended June 30, 2023, and 2022, the Company had two customers who comprised approximately 0 % and 87%, respectively, of net revenue. Through the LED lighting industry, we have maintained long-established relationships with our customers who were comprised of the Big Box retailers. With the current e-commerce, direct to consumer sales model for the Smart Mirrors, we currently do not have major customers.

We have utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, CAPI has launched a You Tube channel to host Smart Mirror videos and established a Twitter account. Our Social Media marketing has not resulted in any significant sales of products. We have not and may not be able to effectively compete in e-commerce and Social Media marketing and sales. As such, in 2023 we are returning to marketing to the brick and mortar and Big Box retailers. The Company has a Social Media presence on the following Social Media platforms:

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

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2023, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

Revenue is derived from sales of our Connected Surfaces Smart Mirrors. Previous to 2023, the Company derived revenue from consumer home LED lighting for both indoor and outdoor applications while the Smart Mirrors were sold directly to consumers via e-commerce efforts. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. Our 2023 sales are in the U.S. market which represented 100% of revenues and we expect to the U.S Market to continue to be the major source of revenue for the Company. Net revenue also includes the cost of instant rebate coupons, promotional coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

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

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of sales representative’s commissions, advertising and trade show expense and costs related to employee’s compensation. In addition, operating expenses include charges relating to product development, office and warehousing, accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
(In Thousands)
	June 30, 2023		June 30, 2022
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$27	100%	$20	100%
Cost of sales	(34)	(127)%	(11)	(55)%
Gross Profit	(7)	(27)%	9	(45)%
Operating Expenses:
Sales and marketing	37	141%	61	305%
Compensation	123	462%	219	1095%
Professional fees	87	321%	106	530%
Product development	17	65%	45	225%
Other general and administrative	93	351%	118	590%
Total Operating Expenses	357	1342%	549	2745%
Operating Loss	(364)	(1369)%	(540)	(2700)%
Other Income (Expense):
Other income	64	240%	—	—%
Other expense	(24)	(89)%	(16)	(80)%
Total Other Income (Expense)	40	(152)%	(16)	80%
Loss Before Tax Benefit	(324)	(1217)%	(556)	(2780)%
Income Tax (Expense)	(1)	3%	55	275%
Net Loss	$(325)	(1220)%	$(611)	(3055)%

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
(In Thousands)
	June 30, 2023		June 30, 2022
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$32	100%	$283	100%
Cost of sales	(36)	(113)%	(198)	(70)%
Gross Profit	(4)	(13)%	85	30%
Operating Expenses:
Sales and marketing	56	175%	194	67%
Compensation	261	815%	416	147%
Professional fees	228	713%	262	93%
Product development	51	159%	96	34%
Other general and administrative	208	650%	259	91%
Total Operating Expenses	805	2516%	1,227	433%
Operating Loss	(809)	(2528)%	(1,142)	(404)%
Other Income (Expense):
Other income	64	200%	152	54%
Other expense	(46)	(143)%	(28)	(10)%
Total Other Income (Expense)	18	(56)%	124	44%
Loss Before Tax Benefit	(790)	(2469)%	(1,018)	(360)%
Income Tax (Expense)	1	3%	55	20%
Net Loss	$(791)	(2472)%	$(1,073)	(379)%

Net Revenues

Our business operations and financial performance for the six months ended June 30, 2023, reflected slow e-commerce sales for the Smart Mirror. Executive management are actively pursuing brick and mortar retailers for placement in large, home goods stores. Executive management has redesigned the packaging for in-store placement, versus warehouse storage for online retailers, for a more eye catching and informative package design with the goal to be in select stores by Q3 of 2023.

Net revenues for the three months ended June 30, 2023, were approximately $27,000, an increase of $7,000 or 34% from approximately $20,000 in the same period 2022. The increase is due to a second quarter purchase from a large brick-and-mortar retailer who is testing the Smart Mirror in their customer base.

Net revenues for the six months ended June 30, 2023, were approximately $32,000, a decrease of $251,000 or 89% from approximately $283,000 in the same period 2022. The decrease is due to a switch in product lines from the deteriorating LED lighting market to the Smart Mirror in 2022, whereas there were no LED lighting sales during the first half of 2023.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023		2022
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$—	—%
Lighting Products- International	—	—%	—	—%
Smart Mirror Products- U.S.	26,645	100%	19,907	100%
Total Revenue	$26,645	100%	$19,907	100%

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023		2022
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$202,259	71%
Lighting Products- International	—	—%	44,640	16%
Smart Mirror Products- U.S.	32,197	100%	35,987	13%
Total Revenue	$32,197	100%	$282,886	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended June 30, 2023, and 2022, was ($7,000) and $9,000, respectively, a decrease of $16,000 from the previous year. Gross Profit as a percent of revenue was (27%) in the second quarter 2023 as compared to 45% in the same quarter 2022.

Gross profit for the six months ended June 30, 2023, and 2022, was ($4,000) and $85,000, respectively, a decrease of $89,000 from the previous year. Gross Profit as a percent of revenue was (12%) in the first half of 2023 as compared to 30% in period for 2022.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses in 2023 in accordance with the low Smart Mirror e-commerce sales, as denoted further. 2022’s poor performance of e-commerce sales for the Smart Mirror proved to Executive Management that e-commerce was not the ideal market for the Smart Mirror product. Focus of sales and marketing efforts are now re-directed to placement in brick-and-mortar retail stores with the expectation of an enhanced consumer experience in person with the Smart Mirror.

Sales and Marketing Expenses

For the three months ended June 30, 2023, and 2022, sales and marketing expenses were approximately $37,000 and $61,000, respectively, a decrease of $24,000 or 39%. For the six months ended June 30, 2023, and 2022, sales and marketing expenses were approximately $56,000 and $194,000, respectively, a decrease of $138,000 or 71%. The Company made concerted efforts to reduce operating expenses in accordance with the low Smart Mirror e-commerce sales. The Consumer Electronics Show expense was $100,000 in January 2022 as compared to $0 in 2023. The Social Media expense was $3,000 in 2023 as compared to $57,000 in 2022.

Compensation Expenses

For the three months ended June 30, 2023, and 2022, compensation expenses were approximately $123,000 and $219,000 respectively, a decrease of $96,000 or 43%. For the six months ended June 30, 2023, and 2022, compensation expenses were approximately $261,000 and $416,000 respectively, a decrease of $155,000 or 37%. The Company’s CFO retired November 2022 and the Company hired a consultant as an Interim CFO which has reduced compensation expenses. In addition, the Company has reduced workforce to essential employees as it repositions the brand and Connected Surfaces product line for a brick-and-mortar launch.

Professional Fees

For the three months ended June 30, 2023, and 2022, professional fees were approximately $86,000 and $106,000 respectively, a decrease of $20,000 or 19%. For the six months ended June 30, 2023, and 2022, professional fees were approximately $228,000 and $262,000 respectively, a decrease of $34,000 or 13%.

Product Development Expenses

For the three months ended June 30, 2023, product development expenses were approximately $17,000 as compared to $45,000 in 2022, a reduction of $28,000 or 62%. For the six months ended June 30, 2023, product development expenses were approximately $51,000 as compared to $96,000 in 2022, a reduction of $45,000 or 47%. During the first quarter 2022, fees were incurred for patent and trademarks related to the Connected Surfaces which were not incurred first quarter 2023. In addition, first quarter 2022 included costs for prototypes for the Smart Mirror which were not incurred first quarter 2023.

Other General and Administrative Expenses

For the three months ended June 30, 2023, other general and administrative expenses were approximately $93,000 as compared to $118,000 in 2022 for a reduction of $25,000 or 21%. For the six months ended June 30, 2023, other general and administrative expenses were approximately $208,000 as compared to $259,000 in 2022, a reduction of $51,000 or 19%. Travel costs were reduced in 2023 as part of the reduction in nonessential expenses. First quarter 2022 included an expense for a LED patent infringement legal settlement of $22,000 that was not incurred 2023. The Company’s fixed assets, made up of computers, furniture and fixtures, were fully depreciated by the end of 2022 and the Company has not incurred any depreciation expense as of the first half of 2023 as the tooling machinery purchased in the second quarter of 2023 for the Connected Chef has not yet been put into production.

Total Operating Expenses

For the three months ended June 30, 2023, and 2022, total operating expenses were approximately $358,000 and $549,000, respectively, a decrease of approximately $192,000 or 35%. For the six months ended June 30, 2023, and 2022, total operating expenses were approximately $805,000 and $1,227,000, respectively, a decrease of approximately $422,000 or 34%. See above for drivers of the decrease in 2023 operating expenses.

Operating Loss

For the three months ended June 30, 2023 and 2022, the operating loss was approximately $365,000 and $540,000, respectively, a decreased loss of $176,000 or 33%. For the six months ended June 30, 2023 and 2022, the operating loss was approximately $809,000 and $1,142,000, respectively, a decreased loss of $333,000 or 29%. The reduction in the Company’s operating losses are a result of reduced workforce, reduced advertising expenditures, reduced production costs.

Total Other Income (Expense), net

For the three months ended June 30, 2023, and 2022, other income (expense) was $40,000, net as compared to ($16,000) for 2022. The Company received $49,000 in employee retention tax credit income under the Cares Act 2020-2021 and $15,000 in premium refunds from their product liability insurance carrier during the second quarter of 2023. For the six months ended June 30, 2023, other income (expense) was $18,000, net as compared to $124,000 for 2022. The net other income for first quarter 2022 included $152,000 employee retention tax credit income received under Cares Act 2020-2021. Interest expense on notes payable for the six months ended June 30, 2023 increased $18,000 from June 30, 2022.

Net Loss

For the three months ended June 30, 2023, the net loss was approximately $325,000 compared to a net loss of $611,000 in the same period 2022, a decreased loss of $286,000 or 47%. For the six months ended June 30, 2023 the net loss was approximately $792,000 compared to a net loss of $1,072,000 in the same period 2022, a decreased loss of $280,000 or 26%. Management credits the reduction in net loss to its cost reduction efforts for operating expenses during 2023.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the six months ended June 30, 2023.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of June 30, 2023, and December 31, 2022, was approximately $11,000 and $61,000 respectively, a decrease of approximately $50,000.

Summary of Cash Flows	For the Six Months ended June 30,
	2023	2022
(In thousands)
Net cash used in:
Operating Activities	$(391)	$(1,140)
Investing Activities	(43)	—
Financing Activities	384	588
Net decrease in cash	$(50)	$(552)

As of June 30, 2023, the Company’s working capital deficit was approximately $2,407,000. Current assets were approximately $443,000 and current liabilities were approximately $2,850,000 and include:

●	Accounts payable of approximately $101,000 due vendors and service providers.

●	Accrued expenses of approximately $499,000 in deferred wages and $16,000 in other liabilities.

●	Note payable related and unrelated parties with accrued interest of approximately $2,234,000.

Cash Flows used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2023, and 2022 was approximately $391,000 and $1,140,000, respectively, a decrease of $750,000 compared to last year. The decrease in net cash used in operations primarily relates to inventory purchased in the first quarter of 2022 of approximately $526,000 versus no purchases of inventory during 2023 along with a reduction in operating expenses of the Company during 2023.

Cash Flows used in Investing Activities

Cash used in investing activities in the six months ended June 30, 2023, and 2022 was $43,000 and $0, respectively. The Company purchased tooling machinery in 2023 for the “Connected Chef” product line, a purpose-built tablet form factor with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms.

Cash Flows provided by Financing Activities

Cash provided by financing activities from proceeds from notes payables for the six months ended June 30, 2023 and 2022, was approximately $384,000 and $588,000, respectively.

As of June 30, 2023, and 2022, the Company had outstanding note payable of approximately $2,234,000 and $1,660,000 which includes accrued interest of $130,000 and $41,000, respectively.

Directors and Officers Insurance

The Company currently has Directors and Officers liability insurance, and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and Thailand.

During 2023 the average exchange rate between the U.S. Dollar and Chinese Yuan has fluctuated between approximately RMB 6.70 - 7.25 to U.S. $1.00.

The average exchange rate between the U.S. Dollar and Thai Baht has been relatively stable at approximately Baht 34.00 to U.S. $1.00.

Operating expenses in Hong Kong are historically paid in either Hong Kong dollars or U.S. dollars. There were no expenses for Hong Kong operations during 2023.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the three month period ended June 30, 2023. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of our Chief Executive Officer and Interim Chief Financial Officer attached as Exhibits 31 and 32 and to this Form 10-Q Report include information concerning our disclosure controls and procedures and internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, the management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2022 Form 10-K Annual Report. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The Company did not issue any unregistered securities in the fiscal period ended June 30, 2023.

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

Dated: August 14, 2023

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Interim Chief Financial Officer
Principal Financial Executive and Accounting Officer

