Form 10-Q
period 2023-09-30
CAPSTONE COMPANIES, INC.
filed 2023-11-14
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the Company had 48,826,864   shares  of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

As used in this Form 10-Q Quarterly Report for the fiscal period ending September 30, 2023 (“Form 10-Q Report” or “Form 10-Q”), “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) caused by COVID-19. “Company”, “Capstone”, “we, “our”, and “us” refers to Capstone Companies, Inc. and its subsidiaries, unless context indicates just Capstone Companies, Inc.

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

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended September 30, 2023. “This report” means this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2023.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Nine Months Ended September 30, 2023

 CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
Assets:	(Unaudited)
Current Assets:
Cash	$28,386	$61,463
Accounts receivable, net	60,075	7,716
Inventories, net of allowances of $461,734 and $533,254, respectively	214,428	412,261
Prepaid expenses and other current assets	50,858	37,090
Total Current Assets	353,747	518,530

Operating lease- right of use asset, net	—	34,151
Property and equipment, net	42,970	—
Deposit	—	24,039
Goodwill	1,312,482	1,312,482
Total Assets	$1,709,199	$1,889,202

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$722,643	$309,439
Notes payable related parties and accrued interest-current	1,874,578	413,425
Notes payable unrelated party and accrued interest-current	587,355	206,712
Operating lease- current portion	—	37,535
Total Current Liabilities	3,184,576	967,111

Long-Term Liabilities:
Notes payable related parties and accrued interest, less current portion	—	821,647
Notes payable unrelated party and accrued interest, less current portion	—	360,446
Deferred tax liabilities -long-term	285,379	285,379
Total Long-Term Liabilities	285,379	1,467,472
Total Liabilities	3,469,955	2,434,583

Commitments and Contingencies: ( Note 4 )

Stockholders’ Equity:
Preferred Stock, Series A, par value $.001 per share, authorized 6,666,667 shares, issued and outstanding- 0- shares	—	—
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 15,000 shares at September 30, 2023, and December 31, 2022 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued and outstanding 48,826,864 shares at September 30, 2023 and December 31, 2022.	4,884	4,884
Additional paid-in capital	8,550,510	8,550,510
Accumulated deficit	(10,316,152)	(9,100,777)
Total Stockholders’ Deficit	(1,760,756)	(545,381)
Total Liabilities and Stockholders’ Deficit	$1,709,199	$1,889,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues, net	$63,771	$35,876	$95,968	$318,762
Cost of sales	(163,194)	(27,440)	(199,287)	(225,571)
Gross Profit	(99,423)	8,436	(103,319)	93,191

Operating Expenses:
Sales and marketing	9,733	84,171	66,144	278,323
Compensation	115,662	210,730	376,658	626,199
Professional fees	93,085	90,761	321,175	353,088
Product development	25,115	29,500	76,454	125,768
Other general and administrative	52,397	115,477	260,598	374,039
Total Operating Expenses	295,992	530,639	1,101,029	1,757,417
Operating Loss	(395,415)	(522,203)	(1,204,348)	(1,664,226)

Other Income (Expenses):
Other income	—	161,848	63,972	313,848
Interest expense, net	(28,183)	(20,418)	(74,199)	(48,516)
Total Other Income (Expenses), net	(28,183)	141,430	(10,227)	265,332

Loss Before Income Taxes	(423,598)	(380,773)	(1,214,575)	(1,398,894)

Income Tax Expense	—	(800)	800	53,718

Net Loss	$(423,598)	$(379,973)	(1,215,375)	(1,452,612)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)	(0.02)	$(0.03)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864	48,826,864	48,860,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023, AND SEPTEMBER 30, 2022

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock				Additional
	Series A		Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	—	$—	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)
Net Loss	—	—	—	—	—	—	—	—	—	(466,675)	(466,675)
Balance at March 31, 2023	—	—	15,000	2	—	—	48,826,864	4,884	8,550,510	(9,567,452)	$(1,012,056)

Net Loss	—	—	—	—	—	—	—	—	—	(325,102)	(325,102)
Balance at June 30, 2023	—	—	15,000	—	—	—	48,826,864	4,884	8,550,510	(9,892,554)	(1,337,158)

Net Loss	—	—	—	—	—	—	—	—	—	(423,598)	(423,598)
Balance at September 30, 2023	—	$—	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,316,152)	$(1,760,756)
									$—	$—	$—

Balance at December 31, 2021	—	$—	15,000	$2	—	$—	48,893,031	$4,892	$8,554,320	$(6,437,026)	$2,122,188
Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Net Loss	—	—	—	—	—	—	—	—	—	(461,304)	(461,304)
Balance at March 31, 2022	—	—	15,000	2	—	—	48,893,031	4,892	8,557,682	(6,898,330)	1,664,246

Stock options for compensation	—	—	—	—	—	—	—	—	3,362	—	3,362
Repurchase of shares							(66,167)	(8)	(11,654)	—	(11,662)
Net Loss	—	—	—	—	—	—	—	—	—	(611,335)	(611,335)
Balance at June 30, 2022	—	—	15,000	2	—	—	48,826,864	4,884	$8,549,390	(7,509,665)	$1,044,611

Stock options for compensation	—	—	—	—	—	—	—	—	1,120	—	1,120
Net Loss	—	—	—	—	—	—	—	—	—	(379,973)	(379,973)
Balance at September 30, 2022	—	$—	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(7,889,638)	$665,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,215,375)	$(1,452,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	19,233
Stock based compensation expense	—	7,844
Lease amortization expense	34,151	47,912
Changes in operating assets and liabilities:
Accrued interest added to notes payable related and unrelated parties	76,199	50,721
Increase in accounts receivable, net	(52,359)	(24,940)
(Increase) decrease in inventories	197,833	(486,932)
(Increase) decrease in prepaid expenses and other current assets	(13,768)	286,743
(Increase) decrease in deposits	24,039	(12,891)
Increase (decrease) in accounts payable and accrued liabilities	413,204	(271,600)
Income tax refundable	—	284,873
Decrease in operating lease liabilities	(37,535)	(51,874)
Net cash used in operating activities	(573,611)	(1,603,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,970)	—
Net cash used in investing activities	(42,970)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	583,504	600,000
Repurchase of shares	—	(11,662)
Net cash provided by financing activities	583,504	588,338

Net Decrease in Cash	(33,077)	(1,015,185)
Cash at Beginning of Period	61,463	1,277,492
Cash at End of Period	$28,386	$262,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

From 2007 until 2022, the Company, through CAPI, was primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Lighting Products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years. As such, the Company entered into another home goods product segment by developing a smart interactive mirror (“Smart Mirror”) for residential use. The Company planned for the Smart Mirror product launch in 2021, but its release to the retail market was delayed until March 2022 due to product development delays at the Company’s suppliers, resulting from the impact of COVID-19. The development of the Smart Mirrors was part of the Company’s strategic effort to find new product lines to replace the Lighting Products. There were no sales of LED lighting products during 2023 and Lighting Products ceased to be an active product line of the Company in 2023. The Smart Mirrors have not provided sufficient sustained revenues to support the Company operations.

The Company’s products have been typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these condensed consolidated financial statements, the Company’s future product development effort is focused on the development of a “Connected Surfaces” portfolio. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today, with the initial product launch of the Smart Mirror, an internet connected and interactive mirror. Subject to adequate funding, the Company’s current business strategy is to seek to expand the new line of Connected Surfaces in 2023 and 2024. The Company has finalized development of a kitchen appliance, the “Connected Chef”, which is the world’s first purpose-built tablet form factor with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms. The Connected Chef is not yet in production and has not produced any pre-production sales orders or revenues as of the third quarter of 2023. The launch of the Connected Chef is slated to take place in the first quarter of 2024, subject to available working capital to pay for product production, inventory and marketing.

In addition to efforts to develop the Connected Chef, the Company has also explored development or acquisition of a new business line. As of the filing of this report, the Company has not identified a new business line that could, in the judgment of the Company, attract working capital funding to sustain company operations, or provide sufficient operating revenues to sustain, Company operations through 2024. The Company is continuing efforts to locate a new business line in case efforts to internally establish a new product line do not succeed in 2023 or early 2024. The financial condition of the Company and low market price of its Common Stock adversely affects the Company’s ability to acquire or fund a new business line.

The Company’s operations consist of one reportable segment for financial reporting purposes: Consumer Home Goods.

Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2023, and results of operations, stockholders’ equity and cash flows for the three and nine months ended September 30, 2023 and 2022. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 31, 2023.

The operating results for any interim period are not necessarily indicative of the operating results to be expected for any other interim period or the full fiscal year.

From 2020 into 2022, the COVID-19 pandemic adversely impacted our Company at the same time as we were implementing a major shift in product line, from mature LED products to new Connected Surfaces products, amplified the financial impact of COVID-19 pandemic by disrupting development and production of new Connected Surfaces products in Thailand and China and resulting delay in the Company being able to promote, market and sell Connected Surfaces products. This delay in launching the new product line coupled with the decline in sales of the LED product line adversely impacted the Company and created uncertainty about the ongoing viability of the current product lines of the Company. The Company’s plan to orderly transition from LED lighting products to Connected Surfaces products as the primary source of revenues was undermined by these delays and disruptions. By the time that the Company was ready to fill bulk orders for Smart Mirrors, the traditional primary customers for Company products did not place orders and the Company’s e-commerce initiative did not generate any significant orders. This ‘perfect storm’ of events has left the Company without a current product line that is generating significant revenues. The Company is evaluating the best way for the Company to establish a product line or business line that provides a sufficient revenue source to fund working capital and growth needs of the Company. This evaluation includes possible new Connected Surfaces products, new industry focus for those products and potential new business lines. The Company has not established a new product line or a new business line in the fiscal quarter ending September 30, 2023. Development of a new business line and product line will depend on the ability of the Company to locate funding for working capital to pay for production, inventory and marketing.

Principles of Consolidation

The condensed consolidated financial statements for the periods ended September 30, 2023 and 2022, include the accounts of the parent entity and its wholly-owned subsidiaries. All intra-entity transactions and balances have been eliminated in consolidation.

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

As of September 30, 2023, the Company had negative working capital of approximately $2,830,000 an accumulated deficit of approximately $10,316,000, a cash balance of $28,000, short-term notes payable of $2,461,000 and $285,000 of deferred taxes. Further, during the nine months ended September 30, 2023, the Company incurred a net loss of approximately $1,215,000 and used cash in operations of approximately $574,000.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. We are seeking alternative sources of liquidity, including but not limited to accessing the capital markets, or other alternative financing measures and strategic partnerships. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The lack of operating income from products and the financial condition of the Company are also hindering efforts to locate working capital funding.

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

Management reviewed the valuation of inventory on hand as of the year ended December 31, 2022, and considered the need for a reserve for slow moving inventory due to sales not meeting projected forecasts during 2022. Management estimated a 50% reserve for inventory held in domestic warehouses and a 100% reserve for inventory held in international warehouses, which resulted in an increase in the inventory reserve of $533,254. The inventory reserve was revised for the period ended September 30, 2023 to reflect the Smart Mirrors sold or used in promotional events during 2023, for a revised ending balance of $461,734. As of September 30, 2023, all inventory is held in domestic warehouses.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996 and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. During 2020, the Company recognized $623,538 of impairment charges. There was no impairment charge for the nine months ended September 30, 2023 or for the year ended December 31, 2022.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of September 30, 2023 and 2022. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2023 and 2022, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 408,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2023 and 608,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2022.

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$—	—%	$26,421	74%
Lighting Products- International	—	—%	—	—%
Smart Mirror Products- U.S.	63,771	100%	9,455	26%
Total Net Revenue	$63,771	100%	$35,876	100%

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products- U.S.	$—	—%	$228,680	72%
Lighting Products- International	—	—%	44,640	14%
Smart Mirror Products- U.S.	95,968	100%	45,442	14%
Total Net Revenue	$95,968	100%	$318,762	100%

Sales reductions for allowances and other promotional coupons are recognized during the period when the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to $0 and $719 for the three months ended September 30, 2023 and 2022, respectively and $15,300 and $3,000, for the nine months ended September 30, 2023, and 2022, respectively.

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

For the online Smart Mirror customers the product has a One Year Limited Warranty. The purchaser must register the product within 30 days from date of purchase with specific product information to activate the warranty. CAPI warrants the product to be free from defects in workmanship and materials for the warranty period. If the product fails during normal and proper use within the warranty period, CAPI at its discretion, will repair or replace the defective parts of the product, or the product itself.

The warranty allowance is included in cost of sales and amounted to $846 and $3,050 for the three months ended September 30, 2023 and 2022, respectively and $1,680 and $3,667 for the nine months ended September 30, 2023, and 2022, respectively.

 Advertising and Promotion

Advertising and promotion costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expense was $336 and $62,772 for the three months ended September 30, 2023 and 2022, and $8,068 and $223,258 for the nine months ended September 30, 2023 and 2022.

Due to declining revenues, a change in strategy to move emphasis away from e-commerce back to direct sales to Big Box retailers for the Smart Mirror and the end of the LED product line as a revenue source, the Company significantly reduced advertising and promotion expenses in 2023.

 Product Development

Our research and development contractors located in Thailand and working with our designated contract OEM factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred.

For the three months ended September 30, 2023 and 2022, product development expenses were $25,115 and $29,500, respectively and $76,454 and $125,768 for the nine months ended September 30, 2023 and 2022, respectively. The 2023 expenses were related to the development of the Connected Chef, expanding the Connected Surfaces product portfolio. The 2022 expenses were related to the Smart Mirror development expenses.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of September 30, 2023, and December 31, 2022, respectively:

	September 30,	December 31,
	2023	2022
Accounts payable	$61,452	$38,056
Accrued warranty reserve	347	1,926
Accrued compensation and deferred wages, marketing allowances, customer deposits.	660,844	269,457
Total	$722,643	$309,439

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

On March 27, 2020, the CARES Act was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, provided for the Employee Retention Tax Credit (“ERTC"), a refundable tax credit for businesses that continued to pay employees while shut down due to COVID-19 or had significant declines in gross receipts from March 13, 2022 to December 31, 2021. During the second quarter of 2023, the Company received a refund of $49,000 and received a refund of $152,000 during the first quarter of 2022, included as other income on the consolidated statements of operations as of September 30, 2023 and 2022, respectively.

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

Stock-based compensation expense recognized during the three months ended September 30, 2023, and 2022 was $0 and $1,120, respectively and $0 and $7,844 for the nine months ended September 30, 2023 and 2022, respectively.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of September 30, 2023 and December 31, 2022, the Company did not have any cash in excess of FDIC insurance limits.

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

Major Customers

The Company had one major customer for the nine months ended September 30, 2023, comprising 78% of net revenue. The Company had two customers who comprised 63% and 14%, respectively, of net revenue during the nine months ended September 30, 2022.

As of September 30, 2023, 100% of accounts receivable was from one customer. As of December 31, 2022, approximately $7,716 or 100% of accounts receivable was from two customers.

Major Vendors

The Company did not have any major vendors during the nine months ended September 30, 2023. The Company had two vendors from which it purchased 73% and 22%, respectively, of merchandise during the nine months ended September 30, 2022. As of December 31, 2022, approximately $3,200 or 8% of accounts payable was due to one vendor.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 with an original maturity of April 2023 which was extended an additional 12 months. Under this agreement the interest terms are 5% based on a 365- day year. The note payable is due on April 13, 2024. As of September 30, 2023, the principal outstanding and accrued interest is $1,020,000 and $99,485, respectively.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach) and J. Postal and Mouhaned Khoury, a natural person. Under these agreements the interest terms are 5% based on a 365-day year, maturing May 1, 2024. These loans may be prepaid in full or partially without any penalty. As of September 30, 2023, the principal outstanding and accrued interest is $600,000 and $42,577, respectively.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing April 13, 2024. As of September 30, 2023, the principal outstanding and accrued interest is $50,000 and $2,411, respectively.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing June 1, 2024. The loan may be prepaid in full or partially without any penalty. As of September 30, 2023, the principal outstanding and accrued interest is $50,000 and $2,082, respectively.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, maturing January 15, 2024. The loan may be prepaid in full or partially without any penalty. As of September 30, 2023, the principal outstanding and accrued interest is $40,000 and $1,480, respectively.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director S. Wallach to provide funding for daily operations. Total funding under the agreement amounted to $543,500 as of September 30, 2023. Principal accrues simple interest at a rate of 5 percent per annum, maturing January 15, 2023. The loan may be prepaid in full or partially without any penalty. Accrued interest amounted to $10,399 as of September 30, 2023. See Note 6.

As of September 30, 2023 and December 31, 2022, the Company had a total of $2,461,933 and $1,802,230, of outstanding balance respectively, on the above referenced funding agreements, which includes accrued interest of $158,433 and $82,230, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	September 30, 2023	December 31, 2022
Current portion of notes payable and accrued interest, related parties	$1,874,578	$413,425
Current portion of notes payable and accrued interest, unrelated parties	587,355	206,712
Long term portion of notes payable and accrued interest, related parties	—	821,647
Long term portion of notes payable and accrued interest, unrelated parties	—	360,446
Total notes payable principle and accrued interest	2,461,933	1,802,230
Less accrued interest	(158,433)	(82,230)
Total notes payable	$2,303,500	$1,720,000

Management believes that without additional capital or increased cash generated from operations, there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this report.

NOTE 4– COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company had operating lease agreements for its principal executive offices in Fort Lauderdale, Florida that expired June 30, 2023. The Company’s principal executive office were located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The Company did not renew the expiring operating lease.

On April 26, 2023, the landlord amended the terms for the operating lease and related common area management expenses (“CAM”) owed by the Company for its principal executive office to extend the payment terms for the remaining three months of the lease term, ended June 30, 2023, over the following nine months through December 31, 2023. In addition to the monthly rent expense, the landlord included an estimate for additional CAM charges for the 2023 operating lease year of $5,435 and $17,124 for additional CAM charges for the 2022 operating lease year. The Company will pay a total of $58,500 with monthly payments of $6,500 per month for nine months commencing April 1, 2023 and ending December 31, 2023, to satisfy the aforementioned operating lease liabilities for the executive office lease. As of September 30, 2023, accrued expenses includes 19,500 of CAM and rent expense that will be paid during the next three months related to the 2022 operating lease year.

On July 1, 2023, the Company commenced an office space license to use designated office space at #144-V, 10 Fairway Drive, Suite 1000, Deerfield Beach, Florida 33441. The short-term lease is a month-to-month agreement for professional office space for a monthly fee of $75 with a security deposit of $75. The agreement may be terminated by the Company or the licensor of the office space upon a written notice provided thirty (30) days in advance.

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended September 30, 2023 and 2022 amounted to $1,139 and $35,819, respectively and $94,065 and $110,500 for the nine months ended September 30, 2023 and 2022, respectively, including the monthly CAM charges and additional CAM charges included in accrued expenses.

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

Beginning in 2020 and through 2023, executive salaries and consulting fees have been deferred from time to time to conserve cash flow. Deferrals amounted to approximately $622,000 and $252,000, as of September 30, 2023 and December 31, 2022, respectively, and are included in accounts payable and accrued liabilities.

There is a provision in Mr. Wallach’s employment agreement, if the officer’s employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer’s estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to: the sum of twelve (12) months base salary at the rate Mr. Wallach was earning as of the date of termination and the sum of “merit” based bonuses earned by Mr. Wallach during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to Mr. Wallach, from the effective termination date, will be payout bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay Mr. Wallach’s health and dental insurance benefits for 6 months starting at the Executives date of termination. If Mr. Wallach had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against Mr. Wallach’s severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment. The Company did not accrue for the benefits owed at the time of death or disability as it is not probable as of the period ended September 30, 2023.

The following table summarizes potential payments upon termination of employment :

	Salary Severance	Bonus Severance	Gross up Taxes	Benefit Compensation	Grand Total
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721

Directors Compensation

On July 5, 2022, The Board of Directors voted to suspend granting compensation to the independent directors for the remainder of the fiscal year 2022. There have been no payments to the Board of Directors during the period ended September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company had 199,733 warrants outstanding.

Series B-1 Preferred Stock

On June 7, 2016, the Company authorized 3,333,333 of the B-1 preferred stock (“B-1”). The B-1 preferred stock are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 convertible preferred stock. The par value of the B-1 preferred shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 holders are entitled to distribution prior to common stockholders but not before any other preferred stockholders.

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

The B-1 shares have a liquidation preference of $1.00 per share or $15,000 as of September 30, 2023.

Series C Preferred Stock

On July 9, 2009, the Company authorized 67 shares of Series C Preferred Stock. The par value of the Series C Preferred Stock is $1.00 and a share of Series C Preferred Stock shall be converted into 67,979.425 shares of common stock. There were no Series C Preferred Stock issued or outstanding as of the period ended September 30, 2023 or December 31, 2022.

All shares of capital stock and warrants were issued in reliance on an exemption from registration under Section 4(a)(2) and/or Rule 506(b) of Regulation D under the Securities Act.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of September 30, 2023, there were 408,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $0.456 and have a weighted average contractual term remaining of 1.38 years. During the nine months ended September 30, 2023, there were no stock option grants, exercises, and 200,000 options were forfeited.

All stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $1,120, respectively, and $0 and $7,844 for the nine months ended September 30, 2023 and 2022, respectively, related to these stock options. Such amounts are included in compensation expense in the accompanying condensed and consolidated statements of operations.

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

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company’s Board of Directors authorized the Company to implement a stock repurchase plan for outstanding common stock. The repurchase plan may be discontinued at any time at the Company’s discretion.

On December 19, 2018, Company entered a Purchase Plan pursuant to Rule 10b5-1 under the Exchange Act, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of shares at prevailing market prices, subject to the terms of the Purchase Plan.

On May 31, 2019, the Board of Directors approved that the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program remained at $1,000,000 during the renewal period.

During May and June 2022, the Company repurchased 66,167 shares of the Company’s outstanding common stock in the open market. The total purchase cost was $11,662.

On July 7, 2022, the Board of Directors resolved to discontinue the stock purchase agreement with Wilson-Davis & Company.

As of September 30, 2023 a total of 816,167 shares of the Company’s common stock has been repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

NOTE 6 -  SUBSEQUENT EVENTS

Working Capital Loan with Directors

Subsequent to September 30, 2023, and through the date of this filing, the Company has received an additional $49,000 in working capital note payable proceeds from Chief Executive Officer and Director Stewart Wallach. The total principal outstanding under this note payable is $592,500 as of the date of this filing. Principal accrues simple interest at a rate of 5 percent per annum, maturing January 15, 2024, with the ability for the Company to request a 90-day extension. The loan may be prepaid in full or partially without any penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2022 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2022 Form 10-K Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this report are made as of the date of filing this report. You should not rely upon forward-looking statements as predictions of future events. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

●	Our inability to fund ongoing operations. Our anticipated need for additional, potentially ongoing funding or financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders. The Company will need funding to sustain operations beyond 2023. The Company’s status as a “penny stock” company significantly hinders the ability of the Company to use issuance of equity securities to product working capital.
●	Our failure to fund the development, production and marketing of a new product line that attracts working capital investment and customers’ orders, or, alternatively, our failure to develop and fund a new business line that generates sufficient operating revenues to support ongoing operations.
●	If the Company obtains sufficient working capital funding and then develops, produces and markets a new product line or develops a new business line, then Company’s business and financial condition could be adversely impacted by general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence and the impact of inflationary cost increases to disposable income. Consumer concerns over inflation in the United States may adversely impact consumers’ willingness to purchase discretionary products like our Connected Surfaces products. Demand for the Connected Surfaces products has not been significant in 2023.
●	Our ability to raise sufficient capital or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern. The low market price of the common stock and poor financial performance and condition of the Company has hindered efforts to locate funding for working capital.
●	An impairment of our goodwill, in future reporting periods.
●	The risks and increased costs associated with production of products in foreign nations and shipment to U.S. customers.
●	When and if the Company has significant sales of products made abroad, fluctuations in foreign currency exchange rates and impact of inflation in the U.S. and abroad.
●	Our inability to obtain adequate or maintain insurance coverage.

It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown as of the date of the filing of this report.

The challenge facing the Company is to fund production, inventory and marketing of, and to establish, a new profitable product line, whether the Connected Surfaces or another product line, before the lack of operating revenue and the cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company. The Company is not certain that it can obtain working capital funding to sustain operations through 2024.

As of the fiscal period of this report, the COVID 19 virus only impacts our operations when a Company employee or contractor is infected and is unable to perform his or her duties during the recovery period. As of September 30, 2023, any such infections have not significantly impacted the Company’s operations.

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

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer inspired products that bridge technological innovations. The primary operating subsidiary is Capstone Industries, Inc., a Florida corporation located in the principal executive offices of the Company, (“CAPI”). Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was downsized and put in dormant status in March 2022. Our products are made by third party original manufacturers who work closely with the Company on design, finish, functions, quality and pricing. When and if we commence production of a product line, we may seek production of products in Mexico in order to shorten and reduce cost and complexity of shipment of products to U.S. The Company may utilize Chinese manufacturing sources when and if such an arrangement is deemed reliable and advantageous to the Company.

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

In late 2017, as management recognized that the LED category was maturing, it sought a business opportunity that would transition the Company’s revenue streams to an emerging new product category. Our strategic plan to develop and launch new innovative product lines, like Connected Surfaces’ Smart Mirrors and the Connected Chef kitchen appliance, is believed to be essential for growing revenues. However, we were unable to establish the Connected Surfaces’ Smart Mirrors as a product line to replace the LED product line and provide revenues sufficient to fully fund Company operations and overhead. The Smart Mirror product line continues to have limited sales for 2023, as of the date of the filing of this report. The Connected Chef is expected to be ready for formal introduction in quarter four of 2023, but the product has no purchase commitments from retailers as of the end of the third quarter of 2023. Further, the Company will have to raise funding to fund production costs, which funding may not be available to the Company.

The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The Smart Mirrors have both touch and remote control interfacing and its casting capabilities offer voice control through one’s smartphone. Full access to the internet and an operating system capable of running downloadable applications makes the smart mirror customizable to one’s usage preferences. During the second quarter of 2023, the Company has finalized development of a kitchen appliance, the “Connected Chef”, which is the world’s first purpose-built tablet form factor with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms.  Whereas, during the day your smartphone/tablet keeps you connected, whether it is work or personal, now when entering your home, CAPI’s new Connected Surfaces products are intended to enable users the same level of connectivity in a more relaxed manner that does not require being tethered to these devices. The Company is currently marketing the Connected Chef to retailers and appliance brands, however no purchase commitments have been received as of the this date of this filing.

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

The Connected Surfaces category is intended to find its way to retail and Big Box retailers after an unsuccessful direct-to-consumer e-commerce launch during 2022. The Company has been sustained through 2023 by Corporate Insiders and Directors funding, but there is no guarantee that this funding will continue or be adequate to fund and sustain operations or to fund the Smart Mirror program marketing and inventory as well as possible enhancements or an expansion of the portfolio with additional items.

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

Our business operations and financial performance for the nine months ended September 30, 2023 continued to be adversely impacted the poor sales of the Smart Mirrors. For the nine months ended September 30, 2023 and 2022, the Company reported an approximate $223,000 or 70% decrease in net revenue from $319,000 in 2022 to $96,000 in 2023. The net loss for the nine months ended September 30, 2023 and 2022 was approximately $1,215,000 as compared to approximately $1,453,000 in 2022. During the nine months ended September 30, 2023 and 2022 the Company used in operating activities approximately $574,000 of cash in 2023 and $1,604,000 in 2022. The decrease in net cash used in operations primarily relates to Smart Mirror inventory purchased during the nine months ended September 30, 2022 of approximately $530,000 versus no purchases of inventory during 2023 along with a reduction in operating expenses of the Company during 2023.

As of September 30, 2023, the Company has negative working capital of approximately $2,830,000 and an accumulated deficit of $10,316,000. The Company’s cash balance decreased by approximately $33,000 from $61,000 as of December 31, 2022 to $28,000 as of September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Besides the efforts to develop the new Connected Chef  kitchen appliance product line and to locate a new business line, the Company is exploring the merger of the Company with a private operating company as a possible means of developing a new business line as well as considering other common strategic alternatives ~~to~~ for a company facing business and financial challenges and uncertainties such as ours. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Director and Chief Executive Officer, Stewart Wallach, has funded working capital since 2022 as the Company navigates these challenges. Total working capital note proceeds received as of the date of this filing are $592,500.   The note payable accrues simple interest at a rate of 5 percent per annum, matures January 15, 2024, with the ability for the Company to request a 90-day extension.

Our Growth Strategy

The Company’s traditional looking forward strategy requires continued expansion of its product development and engineering, manufacturing base marketing and distribution of a broadened portfolio of consumer electronic products. Subject to available working capital, the Company’s strategic plan is to pursue new revenue opportunities through the introduction and expansion of its “Connected Surfaces” portfolio into alternate distribution channels that the Company has not previously focused on. In the event of new revenue opportunities, the Company’s approach is typically to leverage its existing valuable customer base to achieve organic growth initiatives within a new category with sufficient market acceptance. These efforts will depend on having adequate working capital from funding and cash flow from product sales. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead or pursue or establish new product lines.

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

With respect to the Connected Surfaces portfolio, our expectation ~~is~~ was that the new product portfolio would appeal to a much larger audience than our traditional LED lighting product line. The new Connected Surfaces portfolio is designed to tap into consumers ever-expanding connected lifestyles prevalent today. The products are designed to have both touch screen and voice interfacing, internet access and an operating system capable of running downloadable applications. Connected Surfaces products will enable users the same level of connectivity as smartphones in a more relaxed manner that does not require being tethered to these devices.

As a consumer product company, the Company competes in emerging, highly competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence, employment levels, credit availability and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income as well as providing a product line that is in demand when offered to consumers. The Company faces competition from numerous competitors in the consumer product industry, foreign and domestic, and some of those competitors have substantially greater market share, brand recognition, distribution and financial and technical resources than the Company. The Company’s strategy has been to develop well designed and made products that appeal to a niche market. The Company also relies on the production and engineering resources and technical expertise of its contract manufacturers to compensate for a lack of those resources internally.

Due to working capital constraints, the Company is not investing any significant funds in e-commerce marketing and promotion efforts and is re-evaluating the potential of e-commerce efforts to generate significant revenues. The Company is intending to focus on direct sales to the Big Box retailer space with the Connected Surfaces product lines.

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

Connected Surfaces. While consistently launching successful lighting programs in years prior to 2022, the Company determined that it needed to develop a new product line with greater profit margin potential than LED Lighting and as a replacement revenue generating source. The Company refocused its development and marketing initiatives and is focused on developing the Connected Surfaces products as its primary business line to replace the LED lighting business, which is no longer being actively promoted by the Company. The failure of the LED lighting product line was due to gross margin reductions as a result of increased tariffs and declining consumer interest. The Company’s existing product roadmap outlines a plan for an additional product launch in Q1 of 2024, branded the “Connected Chef”, a kitchen appliance item, which is the world’s first purpose-built tablet integrated into a multi-purpose cutting board and designed to safely deliver and access content on mobile and web based platforms a kitchen utility item.  The Company believes this program could leverage existing relationships with its current retail partners and collectively contribute organic growth for the Company. The ability of the Company to promote any of its Connected Surface products and any new, related “connected” consumer products will depend on securing adequate, affordable and timely funding from lenders and investors. As of the date of the filing of this report, the Company has not secured that funding. Chief Executive Officer and Director Stewart Wallach has been providing interim financing of basic operations while the Company pursues other financing options for new product development and marketing.

We are also considering other industries in which our ability to develop connected products may have the potential for market penetration and a significant revenue source. None of these alternative markets have produced any orders during 2023.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths has traditionally served to support its business strategies:

In North America, the Company has been recognized for more than a decade as an innovator and highly efficient, low-cost manufacturer in several product niches. Capstone believes that its insight into the needs of retail programming and its proven execution track record with noted retailers globally positions it well for future growth.

The Company’s chief executive officer has over three decades and has successfully built and managed other consumer product companies.

In the past, the operating management’s experience in hardline product manufacturing has prepared the Company for successful entries into various consumer product markets, especially its experience in using foreign OEMs to provide capabilities not possessed internally by our company.

Product Quality: With prior product lines, the Company has achieved high quality in product’s design and utility through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party testing.~~,~~ To deliver cost-competitive products without compromising quality standards, we leveraged purchasing volume and capitalize on strategic vendor relationships. If the Company can obtain the necessary funding to launch the Connected Chef product line, the Company believes that its traditional operating strengths will continue to benefit a new product line.

Perceived Weaknesses: The Company’s lack of sufficient revenue generating operations and lack of sufficient working capital funding has prevented the Company from pursuing the full development and marketing of a new product line.

When the Company had a product line generating sufficient revenues and adequate working capital, the Company did not possess the business, marketing, technical and financial resources of larger or mid-sized competitors or the brand recognition, distribution channels or domestic and international markets of some of the larger competitors. The Company will face that same disadvantage with any new product line or new business line. The declining financial performance of the Company due to discontinuation of the LED lighting product line and failure of the Connected Surface Smart Mirrors to replace the LED lighting product line as a viable revenue source has placed the Company in a seriously weakened financial position, which in turn increases the need for working capital funding from investors or lenders. The Company lacks a credit line for long term general working capital or growth. The Company lacks the hard assets for affordable, sufficient debt financing and the low market price of its Common Stock makes equity funding difficult in terms of finding suitable investors who will provide adequate, affordable, timely working capital funding.

In the past and with any new product line or new business line, the Company products will face the risk of new technologies or functionalities shifting consumer demand away from the products produced by the Company. The Company may lack the financial resources or ability to license or acquire new technologies or functionalities in demand by consumers, which failure may undermine the commercial viability of Company’s product line.

The product launch of the Smart Mirrors did not meet projected revenue goals for 2023. The Company’s investment in e-commerce marketing did not produce desired sales or market penetration for Connected Surfaces Smart Mirror. These factors coupled with a lack of bulk orders from Big Box retailers left the Company without a viable product line and a revenue generating source sufficient to sustain the Company.

Any plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits. Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred for a period before revenues occur.

Even with revenue sources sufficient to sustain Company operations and support a new product line, the Company lacks the large internal research and development capability of its larger competitors. Even with sufficient working capital, Capstone operates with a small number of employees whose functions are dedicated to executive management, sales and marketing or administrative support. The limited number of employees may hinder or delay the ability of the Company to identify or respond to consumer preferences or new technology developments in a product line. Hiring may be required with any growth and qualified personnel may not be readily available. We cannot match the compensation packages to prospective employees that many larger competitors may offer, and we lack the funding and other resources to change our operational model and its reliance on contractors for many functions and capabilities, including development, production, shipping, warehousing and distribution of products. The weakened financial condition of the Company further undermines the ability of the Company to add essential personnel for any effort to re-establish a viable product line or new business line.

As a smaller reporting company, and with any new product line, we were and will be more vulnerable to events like COVID-19 pandemic, production and shipping delays, travel and operational disruptions and restrictions and an accelerated shift to e-commerce from reliance on brick-and-mortar retail sales. We lack the staff, money, internal capabilities and resources and operational experience to significantly or timely respond to significant challenges and adverse changes in business and financial requirements.

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

While we have established new production capacity in Thailand, there is no final resolution of the U.S. / China trade dispute from which specific components are sourced. Developing a new, efficient OEM relationship in a new country takes time and effort to reach acceptable production efficiencies. We have only a short operational experience with Thai OEMs and cannot predict long term effectiveness of the relationship. Without working capital funding, we will be unable to fully exploit foreign OEM capabilities or resolve the need for alternative foreign sources of critical components for Connected Surface products.

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

The existing product lines available as of the date of this report are as follows:

Connected Surfaces – Smart Mirrors

-	Standard Rectangular

-	Wardrobe/Fitness Mirror

Current product lines under development as of this report are as follows:

-	Connected Surfaces – Connected Chef, a purpose-built kitchen appliance tablet form factor with an integrated platform for cooking accessories, i.e.: cutting board.

The plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits. Expense categories including molds, prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred for a period before revenues occur. Promotion of the Connected Surfaces product line was hampered in 2023 by the lack of adequate, long-term funding and declining revenues from product sales and a lack of bulk orders from brick-and-mortar retailers and e-commerce resellers for a discretionary purchase item like the Smart Mirrors.

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

Sales and Marketing

We use direct sales by our Chief Executive Officer and sales agents to sell our products, which effort includes direct sales to home-goods chain retailers. Company’s e-commerce initiatives have not provided significant sales during 2023.

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

In the nine months ended September 30, 2023, Company had one customer who comprised approximately 78% of net revenue. In the nine months ended September 30, 2022, the Company had two customers who comprised 63% and 14% of net revenue.

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

Competitive Conditions

In terms of the consumer product industry, the Company operates in a highly competitive environment, both in the United States and internationally, in the former LED lighting product segment and in the new Connected Surfaces internet of things product segments. The Company’s consumer products compete with products made by large multinationals with global operations as well as numerous other smaller, specialized national or regional competitors who generally focus on narrower markets, products, or particular categories.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training. Smart Mirrors and other Connected Surface products are an emerging industry. The Company’s product line is innovative and does not require licensing of technologies, as the Connected Surfaces program is developed with open source resources. The Company may be unable to develop or license emerging new technologies that are dominant and demanded by consumers, retailers, distributors and resellers. Consumer tastes and preferences change and timing the product line with consumer demand is important in establishing a market for the product line.

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

To successfully implement CAPI’s business strategy, the Company’s ongoing challenge is to continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer’s growing expectations. The Connected Surfaces product development is our current effort to achieve those expectations. The continuation of Company’s declining business and financial performance may significantly hinder or undermine efforts to establish a profitable Connected Surface product line capable of sustaining operations. Establishing the Connected Surfaces product line as a viable revenue source is essential to sustaining the Company as a consumer product company. The Company will need adequate funding to sustain that business line and operations.

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
31

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

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2023, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims, freight allowances and reserves for inventory. We maintained Smart Mirror inventory on hand for direct to consumer shipment to fulfill sales orders.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

	September 30, 2023		September 30, 2022
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$63,771	100%	$35,876	100%
Cost of sales	(163,194)	(256)%	(27,440)	(76)%
Gross Profit	(99,4237)	(156)%	8,436	24%
Operating Expenses:
Sales and marketing	9,733	15%	84,171	235%
Compensation	115,662	181%	210,730	587%
Professional fees	93,085	146%	90,761	253%
Product development	25,115	39%	29,500	82%
Other general and administrative	52,397	82%	115,477	322%
Total Operating Expenses	295,992	464%	530,639	1479%
Operating Loss	(395,415)	(620)%	(522,203)	(1456)%
Other Income (Expense):
Other income	—	—%	161,848	451%
Other expense	(28,183)	(44)%	(20,418)	(57)%
Total Other Income (Expense)	(28,183)	(44)%	141,430	394%
Loss Before Tax Benefit	(423,598)	(664)%	(380,773)	(1061)%
Income Tax (Benefit) Expense	—	—%	(800)	(2)%
Net Loss	$(423,598)	(664)%	$(379,973)	(1059)%

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

	September 30, 2023		September 30, 2022
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$95,968	100%	$318,762	100%
Cost of sales	(199,287)	(203)%	(225,571)	(71)%
Gross Profit	(103,319)	(108)%	93,191	29%
Operating Expenses:
Sales and marketing	66,144	69%	278,323	87%
Compensation	376,658	392%	626,199	196%
Professional fees	321,175	335%	353,088	111%
Product development	76,454	80%	125,768	39%
Other general and administrative	260,598	272%	374,039	117%
Total Operating Expenses	1,101,029	1147%	1,757,417	551%
Operating Loss	(1,204,348)	(1255)%	(1,664,226)	(522)%
Other Income (Expense):
Other income	63,972	67%	313,848	98%
Other expense	(74,199)	(77)%	(48,516)	(15)%
Total Other Income (Expense)	(10,227)	(11)%	265,332	83%
Loss Before Tax Benefit	(1,214,575)	(1266)%	(1,398,894)	(439)%
Income Tax (Benefit) Expense	800	1%	53,718	17%
Net Loss	$(1,215,375)	(1266)%	$(1,452,612)	(456)%

Net Revenues

Our business operations and financial performance for the nine months ended September 30, 2023, reflected slow e-commerce sales for the Smart Mirror. Executive management are actively pursuing by direct sales brick and mortar retailers for placement in large, home goods stores. Executive management redesigned the packaging for in-store placement, versus warehouse storage for online retailers, for a more eye catching and informative package design.

Net revenues for the three months ended September 30, 2023, were approximately $64,000, an increase of $28,000 or 78% from approximately $36,000 in the same period 2022. The increase is due to a second purchase order placed during September 2023 from a large brick-and-mortar retailer who is continuing to test the Smart Mirror in their customer base.

Net revenues for the nine months ended September 30, 2023, were approximately $96,000, a decrease of $223,000 or 70% from approximately $319,000 in the same period 2022. The decrease is due to a switch in product lines from the deteriorating LED lighting market to the Smart Mirror in 2022, whereas there were no LED lighting sales during the nine months ended September 30, 2023.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2023		2022
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$26,421	74%
Lighting Products- International	—	—%	—	—%
Smart Mirror Products- U.S.	63,771	100%	9,455	26%
Total Revenue	$63,771	100%	$35,876	100%

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2023		2022
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$228,680	72%
Lighting Products- International	—	—%	44,640	14%
Smart Mirror Products- U.S.	95,968	100%	45,442	14%
Total Revenue	$95,968	100%	$318,762	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended September 30, 2023, and 2022, was ($99,000) and $8,000, respectively, a decrease of $107,000 from the previous year. Gross Profit as a percent of revenue was (156%) in the third quarter 2023 as compared to 24% in the same quarter 2022. The decline in gross margin for the three months ended September 30, 2023 is due to an inventory write down of approximately $60,000 to reduce the carrying amount of inventory on hand to the most recent selling price of the Smart Mirrors during the third quarter of 2023, which resulted in an increase in net cost of goods sold.

Gross profit for the nine months ended September 30, 2023, and 2022, was ($103,000) and $93,000, respectively, a decrease of $196,000 from the previous year. Gross Profit as a percent of revenue was (108%) for the nine months ended September 2023 as compared to 29% in the same period for 2022. Decrease in gross profit is due to the Smart Mirrors selling at a sales price lower than the cost of inventory. An inventory valuation adjustment was recorded as of September 30, 2023 to reflect the proper carrying value of the Smart Mirrors at lower than cost or net realizable value.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses in 2023 in accordance with the low Smart Mirror e-commerce sales, as denoted further. 2022’s poor performance of e-commerce sales for the Smart Mirror proved to Executive Management that e-commerce was not the ideal market for the Smart Mirror product. Focus of sales and marketing efforts are now re-directed to placement in brick-and-mortar retail stores with the expectation of an enhanced consumer experience in person with the Smart Mirror and newly re-designed retail packaging.

Sales and Marketing Expenses

For the three months ended September 30, 2023, and 2022, sales and marketing expenses were approximately $10,000 and $84,000, respectively, a decrease of $74,000 or 88%. For the nine months ended September 30, 2023, and 2022, sales and marketing expenses were approximately $66,000 and $278,000, respectively, a decrease of $212,000 or 76%. The Company made concerted efforts to reduce operating expenses in accordance with the low Smart Mirror e-commerce sales. The Consumer Electronics Show expense was $100,000 in January 2022 as compared to $0 in 2023. The Social Media expense was $3,000 in 2023 as compared to $106,000 in 2022.

Compensation Expenses

For the three months ended September 30, 2023, and 2022, compensation expenses were approximately $116,000 and $210,000 respectively, a decrease of $95,000 or 45%. For the nine months ended September 30, 2023, and 2022, compensation expenses were approximately $377,000 and $626,000 respectively, a decrease of $250,000 or 40%. The Company’s CFO retired November 2022 and the Company hired a consultant as an Interim CFO, classified as professional fees, which has reduced compensation expenses. In addition, the Company has reduced workforce to essential employees as it repositions the brand and Connected Surfaces product line for a brick-and-mortar launch.

Professional Fees

For the three months ended September 30, 2023, and 2022, professional fees were approximately $93,000 and $91,000 respectively, a decrease of $2,000 or 3%. For the nine months ended September 30, 2023, and 2022, professional fees were approximately $321,000 and $353,000 respectively, a decrease of $32,000 or 9%.

Product Development Expenses

For the three months ended September 30, 2023, product development expenses were approximately $25,000 as compared to $30,000 in 2022, a reduction of $4,000 or 15%. For the nine months ended September 30, 2023, product development expenses were approximately $76,000 as compared to $125,000 in 2022, a reduction of $49,000 or 39%. During the first quarter 2022, fees were incurred for patent and trademarks related to the Connected Surfaces which were not incurred first quarter 2023. In addition, the nine months ended September 2022 included $30,000 in expenses for prototypes for the Smart Mirror which were not incurred during 2023. An offset to these reductions was a $30,000 increase in development costs for the Connected Chef for the nine months ended September 30, 2023.

Other General and Administrative Expenses

For the three months ended September 30, 2023, other general and administrative expenses were approximately $52,000 as compared to $115,000 in 2022 for a reduction of $63,000 or 55%. For the nine months ended September 30, 2023, other general and administrative expenses were approximately $261,000 as compared to $374,000 in 2022, a reduction of $113,000 or 30%. Travel costs were reduced in 2023 as part of the reduction in nonessential expenses. First quarter 2022 included an expense for a LED patent infringement legal settlement of $22,000 that was not incurred 2023. The Company’s fixed assets, made up of computers, furniture and fixtures, were fully depreciated by the end of 2022 and the Company has not incurred any depreciation expense as of the first half of 2023 as the tooling machinery purchased in the second quarter of 2023 for the Connected Chef has not yet been put into production. In addition, the office lease for the executive offices ended June 30, 2023 when the Company moved to a virtual office, reducing expenses by $16,000 during the third quarter of 2023.

Total Operating Expenses

For the three months ended September 30, 2023, and 2022, total operating expenses were approximately $296,000 and $531,000, respectively, a decrease of approximately $235,000 or 44%. For the nine months ended September 30, 2023, and 2022, total operating expenses were approximately $1,101,000 and $1,757,000, respectively, a decrease of approximately $656,000 or 37%. See above for drivers of the decrease in 2023 operating expenses.

Operating Loss

For the three months ended September 30, 2023 and 2022, the operating loss was approximately $395,000 and $522,000, respectively, a decreased loss of $126,000 or 25%. For the nine months ended September 30, 2023 and 2022, the operating loss was approximately $1,204,000 and $1,664,000, respectively, a decreased loss of $459,000 or 28%. The reduction in the Company’s operating losses are a result of reduced workforce, reduced advertising expenditures, reduced production costs and reduced office lease expenses.

Total Other Income (Expense), net

For the three months ended September 30, 2023, and 2022, other income (expense) was ($28,000), net as compared to $141,000 for 2022. For the nine months ended September 30, 2023, other income (expense) was ($10,000), net as compared to $265,000 for 2022. During 2023, the Company received $49,000 in employee retention tax credit income under the Cares Act 2020-2021 and $15,000 in premium refunds from their product liability insurance carrier during the second quarter of 2023. The net other income for the nine months ended September 30, 2022 included $152,000 employee retention tax credit income received under Cares Act 2020-202, an insurance recovery of $80,000 for damaged Smart Mirrors and vendor credit of $82,000 received from FedEx for damaged Smart Mirrors in the third quarter of 2022. Interest expense, included in total other income (expense), net, for the nine months ended September 30, 2023 was ($74,000) which is increase of $26,000 from September 30, 2022 interest expense of ($49,000) which is due to the increase in working capital advances made during 2023.

Net Loss

For the three months ended September 30, 2023, the net loss was approximately $424,000 compared to a net loss of $380,000 in the same period 2022, an increased loss of $44,000 or 11%. The increase in net loss for the third quarter period is attributable to the insurance recovery of damaged Smart Mirrors and vendor credit received from FedEx for damaged Smart Mirrors in the third quarter of 2022, which reduced the net loss for 2022. For the nine months ended September 30, 2023 the net loss was approximately $1,215,000 compared to a net loss of $1,453,000 in the same period 2022, a decreased loss of $237,000 or 16%. Management credits the reduction in net loss for the nine months ended to its cost reduction efforts for operating expenses during 2023.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the nine months ended September 30, 2023.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of September 30, 2023, and December 31, 2022, was approximately $28,000 and $61,000 respectively, a decrease of approximately $30,000.

Summary of Cash Flows	For the Nine Months ended September 30,
	2023	2022
(In thousands)
Net cash used in:
Operating Activities	$(573,611)	$(1,603,523)
Investing Activities	(42,970)	—
Financing Activities	583,504	588,338
Net decrease in cash	$(33,077)	$(1,015,185)

As of September 30, 2023, the Company’s working capital deficit was approximately $2,830,000. Current assets were approximately $354,000 and current liabilities were approximately $3,185,000 and include:

●	Accounts payable of approximately $64,000 due vendors and service providers.

●	Accrued expenses of approximately $622,000 in deferred wages and $37,000 in other liabilities.

●	Note payable related and unrelated parties with accrued interest of approximately $2,462,000.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2023, and 2022 was approximately $574,000 and $1,604,000, respectively, a decrease of $1,030,000 compared to last year. The decrease in net cash used in operations primarily relates to inventory purchased in the nine months of 2022 of approximately $487,000 versus no purchases of inventory during 2023 along with a reduction in operating expenses of the Company during 2023.

Cash Flows used in Investing Activities

Cash used in investing activities in the nine months ended September 30, 2023, and 2022 was $43,000 and $0, respectively. The Company purchased tooling machinery in 2023 for the “Connected Chef” product line, a purpose-built tablet form factor with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms.

Cash Flows provided by Financing Activities

Cash provided by financing activities from proceeds from notes payables for the nine months ended September 30, 2023 and 2022, was approximately $584,000 and $588,000, respectively.

As of September 30, 2023, and 2022, the Company had outstanding note payable of approximately $2,462,000 and $1,681,000 which includes accrued interest of $158,433 and $61,000 respectively.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the nine month period ended September 30, 2023. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act, during the fiscal quarter ending September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If funding sources are not available or are inadequate or unwilling to fund operations, or the products at hand and under development are not capable of generating sustainable revenues in the future, we will be required to reduce operating costs even further, which could further jeopardize any future strategic initiatives and business plans. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. Without adequate working capital funding, the Company may be forced into bankruptcy, either to reorganize or liquidate, or to liquidate.

There may be risks that are not presently material or known and not discussed in this report or other SEC filings. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, war, government regulation (including tax regulation), employee attraction and retention, and customers inability or refusal to pay for the products and services provided by the Company. There are also risks associated with the occurrence of extraordinary events, such as COVID-19 pandemic re-emerging due to new virus variants, terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2021 and 2022 and continuing into 2023, an investment in our common stock involves a very high degree of risk. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline, and an investment in the Common Stock could be rendered worthless or illiquid.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal period ended September 30, 2023.

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

Dated: November 14, 2023

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Interim Chief Financial Officer
Principal Financial Executive and Accounting Officer

