Form 10-K
period 2023-12-31
CAPSTONE COMPANIES, INC.
filed 2024-03-29
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

☐ Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐ Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2023, as reported on the OTC QB Venture Market, was $3,625,952

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Number of estimated shares outstanding of the Registrant’s Common Stock as of March 29, 2024 is 48,826,864.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

DEFINITIONS:

As used in this Annual Report on Form 10-K, the following terms have the stated meaning or meanings:

(1)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company.

(2)	“Capstone Industries, Inc., a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI” or “Capstone”.

(3)	“Capstone Companies, Inc.,” a Florida corporation, may also be referred to as “we,” “us” “our,” “Company,” or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.

(4)	“China” means People’s Republic of China.

(5)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.

(6)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.

(7)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.

(9)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”), Capstone International H.K Ltd., (“CIHK”).

(10)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31st.

(11)	“LED” or “LED’s” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.

(12)	“OEM” means “original equipment manufacturer.”

(13)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.
(14)	“GMS” means Google Mobile Service

We may use “FY” to mean “fiscal year” and “Q or QTR” to mean fiscal quarter in this Report.

FORWARD LOOKING STATEMENTS

This Form 10-K report contains “forward-looking statements”. Those statements appear in a number of places in this Form 10-K report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers, with respect to: Company’s future business and financial prospects and ability to sustain operations; the development and commercialization of new products; the Company’s policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company’s financial condition or results of operations. Forward looking statements include words like “expect,” “anticipate,” “hope,” “project,” “may,” “should,” “could,” or similar words or variants thereof. Any forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties. Actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company’s control or ability to foresee. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases, such as the COVID-19 pandemic. The accompanying information contained in this Form 10-K report, including the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Risk Factors” identifies other important factors that could cause such differences. With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a “penny stock” company with no primary market makers and limited trading activity. Such a status makes highly risky any investment in the Company securities. See “Risk Factors” below. The forward-looking statements in this Form 10-K report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

You should read this Form 10-K report and the documents that we may reference in this Form 10-K report and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

 PART I

Item 1. Business

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a designer, manufacturer and marketer of consumer products that are designed to simplify daily living through technology.

As of the date of the filing of this Form 10-K report, the Company does not have a current product that is being actively produced or is in production. The Company’s former product line, LED consumer lighting products, matured in 2022 and is no longer in production. The Company’s efforts to develop Connected Surface consumer products, specifically a Smart Mirror for residential use, as a new product line did not succeed in attracting sufficient revenues to be a sustainable product line. The inability of the Smart Mirrors to become a viable revenue source was due, in part, to delays in production and launch due to COVID 19 pandemic, changes in consumer preferences in the smart mirror market in the U.S., unwillingness of brick-and-mortar retailers that purchased the LED products in bulk to purchase the Smart Mirrors, and established competition in the smart mirror market from companies with greater brand recognition and marketing resources than the Company. The e-commerce initiatives of the Company did not spur significant sales of the Smart Mirror products and all inventory was written off as expensed as of December 31, 2023.

During 2023, the Company developed a Connected Surface Chef kitchen utility tablet, the “Connected Chef”. The Connected Chef, a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant and YouTube to name those highly recognized. The Connected Chef was ready for formal introduction in quarter four of 2023, and Management is actively marketing the Connected Chef tablet to appliance manufacturers and distributors, but the product has no purchase commitments from retailers as of the date of this Form 10-K report. Further, the Company will have to raise funding to fund production costs, which funding may not be available to the Company.

The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The “Connected Chef”, is a purpose-built tablet form factor with an integrated platform for cooking accessories, being a cutting board, and designed to safely deliver and access content on mobile and web based platforms.  The Company received Google Mobile Service (“GMS”) approval during 2023 which allows the tablet integrated in the Connected Chef to operate the Android Operating System and pre install Google’s proprietary applications such as Chrome, Drive, Gmail, Playstore, Youtube directly through the Connected Chef tablet. Youtube food videos have generated nearly 51 billion views. Rather than using and sharing recipes on one’s smartphone in the kitchen, recipes can be looked up directly using the users preferred search engine (for example, Chrome). Access to content online with millions of cooking and food related websites and videos as well as tutorials and cooking classes all in one device. Connected Chef™ becomes a digital recipe bookshelf. The Connected Chef™ also provides a cleaner and safer appliance in the cooking area. A smartphone is covered in germs as it is carried everywhere throughout the day, a smartphone has 25,127 bacteria per square inch. Smartphones harbor more than 3 times the number of germs than doorknobs, 8643 bacteria per sq inch. The Connected Chef is designed to become an anchor in the digital kitchen. Tastefully styled and excellent quality are obvious to the discerning eye while maintaining affordability for mainstream use.

The Connected Chef is not in production and has not received any pre-production orders. The Company is actively seeking potential pre-production orders for the Connected Chef as well as funding for its production and extensive marketing if pre-production orders are received. While there has been some interest in the Connected Surface cutting board from a few potential retail buyers, there have been no orders and the marketing of this product is limited by the Company’s lack of adequate working capital.

Without a product line that can produce sufficient revenues to sustain corporate operations, the Company has relied on funding primarily from Stewart Wallach, Company’s Chief Executive Officer and a Company director, in 2023 and into 2024, to sustain operations. Operations and general overhead of the Company have been reduced in 2023, in response to the lack of significant revenues from product sales and limited working capital. There can be no assurance that funding from Mr. Wallach or other sources will be available in the amounts, or when needed, to adequately fund Company operations or the development of another new product line, or production of any new product line. Since December 2023, the Company has also endeavored to find a new business line capable of generating revenues to adequately fund the Company and to locate funding sources for development, marketing and production of a new product line. The effort to find a new business line includes seeking a possible merger and acquisition opportunities amongst private operating companies and possible sources of working capital funding for existing and possible new business line development. As of the date of the filing of this Form 10-K, the Company has not secured working capital funding or entered into any legally binding agreement for a merger or acquisition of a new business line.

The Company will require third party funding to cover operating overhead and to resume efforts to fund its marketing   and product launch campaigns. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided short-term funding from time to time to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Connected Surfaces program production, marketing and inventory needs and, if a new product is launched, to also fund possible enhancements in functions demanded by the consumers. The Company will require third party funding to sustain basic operations and continue efforts to market any Connected Chef product launch.

As of the filing of this Form 10-K, all of the Company’s retail sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the Company’s business did not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

 Our Current Strategy

The Company’s looking forward strategy is focused on developing a new Connected Surfaces product, the Connected Chef, that can generate sufficient revenues to sustain the Company’s operations or alternatively, locate a new business line that can accomplish sustainability of operations. These efforts will depend on having adequate working capital from funding to establish a new product line or business line and adequate cash flow from product sales. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead or to pursue or establish a new product lines or a new business line or new business line. We have not achieved adequate funding as of the date of the filing of this Form 10-K report and we may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead. The lack of adequate, timely and affordable funding may undermine the efforts of the Company to establish a revenue stream from the Connected Chef product line and efforts to sustain Company operations.

As a consumer product company, the Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence and preferences, employment levels, new technologies, credit availability, costs and barriers of producing products from foreign original equipment manufacturers (“OEMs”) and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. The Company faces competition from numerous competitors in the consumer product industry, foreign and domestic, and some of those competitors have substantially greater market share, brand recognition, distribution and financial and technical resources than the Company. The Company’s strategy has been to develop well designed and made products that appeal to a niche market. The Company also relies on the production and engineering resources and technical expertise of its contract manufacturers to compensate for a lack of those resources internally. The lack of working capital hinders the ability of the Company to leverage the development, design and production capabilities of OEMs.

Due to working capital constraints, and results from prior e-commerce marketing efforts, the Company is not investing any significant funds in e-commerce marketing and promotion efforts and is re-evaluating the potential of e-commerce efforts to generate significant revenues. The Company is intending to focus on direct sales or a licensing agreement with appliance manufacturers and distributors with the Connected Chef product line.

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

Connected Surfaces. While consistently launching successful lighting programs in years prior to 2022, the Company determined that it needed to develop a new product line with greater profit margin potential than LED Lighting and as a replacement revenue generating source. The Company refocused its development and marketing initiatives and is focused on developing the Connected Surfaces products as its primary business line to replace the LED lighting business, which is no longer being actively promoted by the Company. The discontinuance of the LED lighting product line was due to gross margin reductions as a result of increased tariffs.

The Company’s existing product roadmap outlines a plan for an additional product launch in Q2 of 2024, branded the “Connected Chef”, a kitchen appliance item, which is a purpose-built tablet integrated into a multi-purpose cutting board and designed to safely deliver and access content on mobile and web based platforms a kitchen utility item.  The Company received Google Mobile Service (“GMS”) approval during 2023 which allows the tablet integrated in the Connected Chef to operate the Android Operating System and pre install Google’s proprietary applications such as Chrome, Drive, Gmail, Playstore, Youtube directly through the Connected Chef tablet (“Google” is a trademark of Google LLC, a subsidiary of Alphabet, Inc., a SEC reporting company). Youtube food videos have generated nearly 51 billion views. Rather than using and sharing recipes on one’s smartphone in the kitchen, recipes can be looked up directly using the users preferred search engine (like, Chrome). With access to content online with millions of cooking and food related websites and videos as well as tutorials and cooking classes all in one place the Connected chef™ becomes a digital recipe bookshelf. The Connected Chef™ also provides a cleaner and safer appliance in the cooking area. A smartphone is covered in germs as it is carried everywhere throughout the day, a smartphone has 25,127 bacteria per square inch. Smartphones harbor more than 3 times the number of germs than doorknobs, 8643 bacteria per sq inch. The Connected Chef is designed to become an anchor in the digital kitchen. The design is aimed at tastefully styled and coupled with excellent quality in order to appeal to the discerning eye while maintaining affordability for mainstream use.

The Company believes the Connected Chef program could leverage existing relationships with its traditional retail partners and collectively contribute organic growth for the Company, as well as serving as a basis for partnering with appliance manufacturers and distributors. The ability of the Company to promote any of its Connected Surface products and any new, related “connected” consumer products will depend on securing adequate, affordable and timely funding from lenders and investors. As of the date of the filing of this Form 10-K report, the Company has not secured that funding. Chief Executive Officer and Director Stewart Wallach has been providing interim financing of basic operations while the Company pursues other financing options for new product development and marketing.

Perceived or Essential Strengths

Prior to the maturing of the LED product line in 2021-2022, Capstone believes that the following competitive strengths have traditionally served to support its business strategies:

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

Product Quality: With prior product lines, the Company has achieved high quality in product’s design and utility through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party testing. To deliver cost-competitive products without compromising quality standards, we leveraged purchasing volume and capitalize on strategic vendor relationships. If the Company can obtain the necessary funding to launch the Connected Chef product line, the Company believes that its traditional operating strengths will continue to benefit a new product line based on past performance. This assumption may prove misplaced when and if the Company achieves sufficient working capital to extensively market and produce the Connected Chef. The Company has no marketing studies to support an assumption about the appeal to consumers of the Connected Chef as a viable product line. Positive responses to the concept of the Connected Chef have come from a limited number of potential retail purchasers and strategic partners.

Perceived Weaknesses

The Company lacks a product line generating revenues sufficient to sustain operations. The Company’s lack of a product line generating sufficient revenue to support operations and lack of sufficient working capital funding have delayed the marketing of its new product line, The Connected Chef.

When the Company had a product line generating sufficient revenues and adequate working capital, the Company did not possess the business, marketing, technical and financial resources of larger or mid-sized competitors or the brand recognition, distribution channels or domestic and international markets of some of the larger competitors. The Company will face that same disadvantage with any new product line or new business line. The declining financial performance of the Company due to discontinuation of the LED lighting product line and failure of the Connected Surface Smart Mirrors to replace the LED lighting product line as a viable revenue source has placed the Company in a seriously weakened financial position, which in turn increases the need for working capital funding from investors or lenders. The Company lacks a credit line for long-term general working capital or growth. The Company lacks the hard assets for affordable, sufficient debt financing and the low market price of its Common Stock makes equity funding difficult in terms of finding suitable investors who will provide adequate, affordable, timely working capital funding.

In the past and with any new product line or new business line, the Company’s products will face the risk of new technologies or functionalities shifting consumer demand away from the products produced by the Company. The Company may lack the financial resources or ability to license or acquire new technologies or functionalities in demand by consumers, which failure may undermine the commercial viability of Company’s product line.

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

Any plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits. Expense categories including prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred for a period before revenues occur.

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

As a smaller reporting company, and with any new product line, we were and are more vulnerable to events like COVID-19 pandemic, production and shipping delays, travel and operational disruptions and restrictions and an accelerated shift to e-commerce from reliance on brick-and-mortar retail sales. We lack the staff, money, internal capabilities and resources and operational experience to significantly or timely respond to significant challenges and adverse changes in business and financial requirements.

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

Products and Customers

Current product lines under development as of this Form 10-K report are as follows: https://www.connected-chef.com/

-

Connected Surfaces – Connected Chef, a purpose-built kitchen appliance tablet, which is a unique form factor with Google GMS operating system, with an integrated platform for cooking accessories, i.e.: cutting board.

The following product lines that are discontinued for manufacturing, but available for sale as of the date of this Form 10-K report are as follows:

Connected Surfaces – Smart Mirrors

-	Standard Rectangular
-	Wardrobe/Fitness Mirror

 LED Lighting : Discontinued in 2023

The plan to expand the Company’s product portfolio through Connected Surfaces involves the inherent risk of increased operating and marketing costs without a corresponding increase in operational revenues and profits. Expense categories including prototyping, engineering, advertising, public relations, tradeshows and social media platforms will continue to be incurred before shipments and related revenues occur. Promotion of the Connected Surfaces product line was hampered in 2023 by the lack of adequate, long-term funding and declining revenues from product sales and a lack of bulk orders from brick-and-mortar retailers and e-commerce resellers for a discretionary purchase item like the Smart Mirrors.

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. The Company is actively marketing the Connected Chef to appliance manufacturers and distributors, though no letter of intent or deal terms have been executed as of the date of this Form 10-K filing. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. The Company may have to pursue a different market segment if it cannot secure adequate orders from these traditional distribution channels. With the growth of e-commerce, the Company lacks an effective e-commerce capability. Reliance on sales to brick-and-mortar retailers may not produce sufficient orders to allow the Company to become profitable or sustain operations, especially if the Company’s product line is deemed by retailers to be not appealing or in demand with consumers. The Company has a very limited product line and lacks different product lines to offer in lieu of unsuccessful, existing product lines to retailers.

The Company’s products are subject to general economic conditions that impact discretionary consumer spending on non-essential items. Such continued progress depends on a number of assumptions and factors, including ones mentioned in “Risk Factors” below. Critical to growth are economic conditions in the markets that foster greater consumer spending as well as success in the Company’s initiatives to distinguish its brands from competitors by design, quality, and scope of functions and new technology or features. The Company’s ability to fund the pursuit of our goals remains a constant, significant factor and weakness.

Tariffs. The President Trump administration implemented certain tariffs that directly affected the Company’s competitiveness. While all companies in certain industries are affected equally, the appeal for these products to consumers was negatively impacted when retail prices increased due to higher duty rates. The Company has seen promotional schedules cut back and retailers have requested pricing adjustments that would not be known to them in advance to products being shipped. The Company’s previous business model insulates the Company from paying duties as its retail partners are the importers of record. The obvious unknown is the final impact of tariffs to the landed costs. Accordingly, retailers have demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

Tariffs and trade restrictions imposed by the previous U.S. administration provoked trade and tariff retaliation by other countries. A “trade dispute” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses. As of the date of this report, the current U.S. administration is currently reviewing its position on this issue and there has not been a resolution of the Chinese-American trade dispute.

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

Domestic Sales. The strategy of selling products from a U.S. domestic warehouse enables the Company to provide timely delivery and serve as a domestic supplier of imported goods. With this model the Company imports goods from overseas and is responsible for all related costs including ocean freight, insurance, customs clearance, duties, storage, and distribution charges related to such products and therefore such sales command higher sales prices than direct sales. Domestic orders are for a much smaller size and could be as low as a single unit directly to the end consumer if ordered through an online website. To support an effective e-commerce business model, we were required to warehouse adequate inventory levels enabling the Company to ship orders directly to the end consumer expediently. Due to the poor performance of the Smart Mirrors, the Company wrote off all inventory on hand as of December 31, 2023 and is currently attempting to liquidate the remaining stock.

We have utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a You Tube channel to host Smart Mirror videos and established a Twitter account. Our Social Media marketing has not resulted in any significant sales of products. We have not been and may not be able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms, however the Company is not emphasizing Social Media marketing in 2024:

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

Competitive Conditions

In terms of the consumer product industry, the Company operates in a highly competitive environment, both in the United States and internationally, in the former LED lighting product segment and in the new Connected Surfaces internet of things product segments. The Company’s consumer products compete with products made by large multinationals with global operations as well as numerous other smaller, specialized national or regional competitors who generally focus on narrower markets, products, or particular categories. Competitors include Gentex Corporation, Seura Solutions, Inc., Magna International, Inc. and Samsung Electronics Co. Ltd. The competitiveness and changes in consumer tastes in smart mirror market is evidenced by lululemon athletica, inc. acquiring a smart mirror company for $500 million in 2020 and then discontinuing the sale of its smart mirror product line in December 2023.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training. The Connected Chef and other Connected Surface products are an emerging industry. The Company’s product line is innovative. The Connected Chef received GMS approval from Google third party testing labs, which allows the Connected Chef to utilize the Google operating system in the tablet. Company may be unable to develop or license emerging new technologies that are dominant and demanded by consumers, retailers, distributors and resellers. Consumer tastes and preferences change and timing the product line with consumer demand is important in establishing a market for the product line.

Research, Product Development, and Manufacturing Activities

The Company’s research and development operations based in Florida and Thailand have designed and engineered many of the Company’s products, with collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas. With no product line in production, the Company’s research and development efforts have been limited to the Connected Chef. Our research and development focus includes efforts to:

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

These fulfillment services can be expanded to the east coast in Charleston, South Carolina, if the Company needed to establish an east coast distribution point. This relationship, if required, will allow us to fully expand our U.S. distribution capabilities and services. As the Company moved into the e-commerce and direct to consumer marketplace, the Company developed a new website with full shopping cart capabilities. The Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate.

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

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations. The Company is not aware of any national, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations. During 2023, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Climate Change. With no products in ongoing production in 2023 from OEMs, and only limited sales of product from existing inventory in 2023, the Company did not experience any direct, material impact on business and financial condition in 2023 from pending or existing climate-change related legislation, regulations, and international accords in the U.S., the physical impacts of climate change, or perceived indirect material impact from business trends. On March 6, 2024, the Commission adopted final rules to require registrants to disclose certain climate-related information in registration statements and Form 10-K annual reports. The Company is uncertain as of the date of the filing of this Form 10-K on the impact of these new rules on the Company. On March 15, 2024, the U.S. Fifth Circuit Court of Appeals granted an administrative stay of the Commission’s new climate change disclosure rules. This judicial stay was lifted on March 22, 2024, due to court challenges to Commission’s new climate change disclosure rules being consolidated in the Eighth Circuit court.

Employees

As of December 31, 2023, we employed 5 employees and consultants: 2 in our U.S. office and 3 individual consultants, 2 of which resided in Hong Kong, formerly employees of our Hong Kong operation. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement. We believe that our staff is adequate to handle the current operations, but we recognize that the new product line and social media marketing may require additional personnel. Our ability to hire additional personnel is subject to adequate revenue flow and funding.

The following table sets forth the number of individuals by function:

Employee Function	Number of Employees
Executive	1
Sales/Customer Service/Distribution	1
Research & Development/Technology/Product Development	2
Administrative	1
TOTAL	5

Corporate Information

Our principal executive offices are located at #144-V, 10 Fairway Drive Suite 100, Deerfield Beach, Florida USA 33441. Our telephone number is (954)570-8889 and our website is at URL: www.capstonecompaniesinc.com. Our U.S. subsidiaries operate out of our principal executive offices.

We file our financial information and other materials required under the Exchange Act electronically with the SEC. These materials can be accessed electronically via the Internet at www.sec.gov. Such materials and other information about the Company are also available through our corporate website: https://www.capstonecompanies.com. Any URL referenced in this Form 10-K report does not incorporate by reference or otherwise the contents of the website pages accessed through the referenced URL.

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

The Company’s Hong Kong SAR subsidiary is dormant and the Company does not have a corporate presence in Hong Kong as of 2023. Hong Kong and China remain a possible source for research and development for products and product production in the future. As such, Chinese and Hong Kong legal developments remain a potential, pertinent issue for the Company.

The Chinese government has also imposed its laws, policies and directives in Hong Kong SAR, which has created uncertainty about whether Hong Kong SAR will continue to encourage and enable foreign companies to conduct business in Hong Kong SAR without undue interference from the Chinese government. Chinese government intervention in Hong Kong’s political and legal affairs since 2020, which has taken the form of unilaterally imposing Chinese laws and policies in Hong Kong, create a heightened threat of Hong Kong’s traditional pro-foreign business policies, regulation and economic environment being altered to suit national security concerns and international objectives of the Chinese government and becoming untenable for foreign businesses, especially U.S. companies conducting business in Hong Kong in light of growing U.S.-Chinese tensions in international affairs and global economic competition. Chinese government’s imposition of the National Security Law in Hong King on June 30, 2020, undermined Hong Kong’s autonomy and introduced heightened uncertainty for foreign and local firms operating in Hong Kong. On March 5, 2022, Chinese Premier Li Keqiang asserted that Beijing intends to exercise “overall jurisdiction over the two SARs,” referring to Hong Kong and Macau. Political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke an even more strident, anti-U.S. change in Chinese trade or commercial laws and regulation, including Hong Kong trade and commercial laws, that makes it more difficult or expensive for us to obtain consumer products.

New Hong Kong Security Law. On March 19, 2024, effective March 23, 2024, Hong Kong Legislative Council unanimously passed the Safeguarding National Security Ordinance under Article 23 of the Basic Law ("NSO Act"). The NSO Act greatly expands the authority of the Hong Kong government to respond to and govern: treason, insurrection, sedition, theft of state secrets, espionage, sabotage and foreign interference in Hong Kong political affairs. As of the filing of this Form 10-K, the Company is uncertain on the impact of the 212-page NSO Act on the Company's business and financial condition and impact of regulation thereon. Many aspects of the NSO Act, in terms of enforcement and implementing rules and policy, are unclear or not in existence as of the filing of this Form 10-K.

While Thailand has experienced a degree of political instability for decades, due to the influence and intervention of the Thai military in political affairs, the trade and commercial environment in Thailand has been generally receptive to and encouraging foreign commerce in Thailand. U.S. State Department 2023 assessment of Thailand concluded that Thailand remains encouraging to foreign investment and commerce. Due to uncertainties associated with conducting business in China and Hong Kong, the Company established manufacturing capabilities in Thailand through a local contract manufacturing concern in order to reduce reliance on China and Hong Kong for products and engineering.

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

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror product. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors Stewart Wallach and J. Postal and E. Fleisig, a natural person. On October 18, 2021 the Company received the $1,020,000 funding under this agreement. The note payable is due on September 13, 2024. These loans may be prepaid in full or partially without any penalty.

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

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 15, 2024. The loan may be prepaid in full or partially without any penalty.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director S. Wallach to provide funding for daily operations. Total funding under the agreement amounted to $592,500 as of December 31, 2023. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 15, 2024. The loan may be prepaid in full or partially without any penalty.

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

Business and Operational Risks

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot adequately fund our operations.

Our public auditors issued a going concern opinion in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2023. A going concern opinion means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

The declining revenues in 2023 and 2022 of our primary business line of LED lighting products ceasing to be a revenue source in 2023, and the Connected Surfaces product line not becoming a replacement revenue source have resulted in significant operating losses and imposed a need to sustain operations with outside funding of working capital. If the Company cannot obtain adequate, affordable funding, whether equity or debt, as needed, the Company will have difficulty sustaining the Company as a going concern.

Cash flow from operations was and is not sufficient to sustain operations and support optimal marketing efforts of Connected Surfaces Smart Mirror product line as a primary revenue source. In order to attempt to secure adequate working capital in 2023, we took the actions detailed below. These actions are not deemed sufficient to meet all expected working capital needs for 2024 for a full implementation of our plan to establish the Connected Surfaces product lines as viable product lines and to meet general operating overhead needs. We anticipate the need to raise working capital funding to meet our funding needs in 2024 and supplement any cash flow from operations. Because of the low market price and liquidity of our Common Stock, our declining financial performance, lack of hard assets required for asset based loans, and our transition from a declining product line and primary source to a new, unproven product line, we may be unable to raise necessary, affordable and timely working capital in 2024 and that failure could be fatal to our ability to sustain the Company as an operating company.

During the year ended December 31, 2023, the Company used cash in operations of approximately $614,527 and generated net operating losses of approximately $1,634,000. As of December 31, 2023, the Company has working capital deficit of $3,279,303 and an accumulated deficit of $10,797,216. The Company’s cash balance decreased approximately $25,000 from $61,463 as of December 31, 2022 to $36,466 as of December 31, 2023. Although we have cash on hand, the Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and we will need to seek additional capital through debt and/or equity financing to fully fund operational overhead and fully fund the effort to launch the Connected Chef product line as the primary revenue source in 2024. While certain directors have provided working capital funding to the Company in the past, including 2023, there is no guarantee, and none can be given that these insiders will do so when and as required by the Company in 2024.

The Company does not have an alternative product line to replace the Connected Chef product line in 2024. If the Connected Chef product line does not become a viable revenue source in 2024, the Company will need funding to sustain operations and efforts to establish the Connected Chef product line as a viable revenue source. The Company has not received pre-production orders for the Connected Chef product line and the Company lacks the working capital to extensively market the Connected Chef, which is not in production.

The Company does not have an alternative product line to the Connected Surfaces Connected Chef product line and would be unable to develop an alternative in 2024 due to a lack of adequate working capital. The financial condition of the Company has caused the Company to seek to effect an extraordinary corporate transaction to protect shareholder value and sustain the Company as an operating company. This effort is being pursued in conjunction with efforts to secure pre-production orders for the Connected Chef. An extraordinary corporate transaction could include a merger or sale of the Company or reorganization of the Company under bankruptcy protection or otherwise or could result in the liquidation of the current business and efforts to fund a new business line in 2024 if adequate, affordable funding is available. The Company may be unable to effect, if necessary, an extraordinary corporate transaction or obtain significant funding for a new product line in 2024 to sustain the Company as an operating company. Reorganization under the protection of the bankruptcy code is one possible extraordinary corporate transaction if the Connected Chef product lines does not become a viable revenue source and other extraordinary corporate transactions are not possible. While the Company is continuing efforts to establish the Connected Chef product line as a viable revenue source, the Company is exploring possible alternative new business lines, which alternative business lines could be internally developed with sufficient funding or acquired in a merger or asset acquisition.  If the Company receives a pre-production bulk order for the Connected Chef, the Company would have to raise working capital to fund production and the Company may be unable to raise that funding on affordable terms or at all.

Our operating results and sustainability as an operating company are substantially dependent on the acceptance of new products or finding a new business line.

If the Company does not located a new business line capable for sustaining the Company as an operating company, then the Connected Chef product line is the only available product line to replace the matured LED product line and the success of the Connected Chef product line is critical to our continued operation as a consumer product company. Even if the Connected Chef receives pre-production orders, there can be no assurance that the Connected Chef would generate sufficient sales or continued sales to fund ongoing operations of the Company. Our future success depends on our ability to deliver innovative, higher performing and lower cost solutions for existing and new markets and for customers to accept those solutions. As a small company, innovation is critical to our ability to compete with larger competitors. We must introduce new products in a timely and cost-effective manner, and we must secure production orders for those products from our customers. The development of new products is a highly complex process, and we have in some instances experienced delays in completing the development and introduction of new products. Our research and development efforts are aimed at solving increasingly complex problems, and we do not expect that all our projects will be successful. The successful development, introduction and acceptance of new products depend on a number of factors, including the following:

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

We operate the executive operations with a relatively small number of personnel. Company has not developed personnel to readily replace key personnel. The loss of key personnel, being Stewart Wallach, Company’s Chief Executive Officer, would severely harm the business. As of December 31, 2022, James McClinton, our Chief Financial Officer for over 30 years, elected to retire. The Company hired Dana Eschenburg Perez, as an external consultant as of January 1, 2023 to perform the functions of Chief Financial Officer. We do not have key man life insurance.

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

During a downturn in the economy, or periods of increased inflation, consumer purchases of discretionary items are usually affected, which could materially harm our sales, profitability and financial condition and our prospects for growth. Historic inflation in 2022 has created uncertainty about consumer confidence and its impact on demand for our products in 2023.

Many of our products may be considered discretionary items for consumers, including the Connected Chef. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the hyper-inflation affecting the U.S. in 2023, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in U.S. economic conditions continues, particularly considering the impacts rising inflation, and trends in consumer discretionary spending remain unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods periods of high inflation, when disposable income is lower or during other periods of economic instability or uncertainty, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the U.S. market in which we sell most of our products, or other key markets, may materially harm our sales, profitability and financial condition and our prospects for growth. The “Big Box” retailers that are the traditional buyers of our products would be less inclined to purchase our products, including the Connected Chef, if economic concerns (including inflation concerns) are predicted to reduce consumer purchases of discretionary items. Continued inflationary pressure on essentials, like food prices, will reduce consumer purchases of discretionary items.

If we are unable to effectively develop, manage and expand our marketing programs and sales channels for our products, our operating results may suffer.

When we actively market a product line in production, or for a new product line like Connected Chef, then developing, maintaining and expanding marketing programs and sales channel will be a significant challenge and risk factor for the Company. Since we typically seek to target niche markets for a product line, then effective marketing and use of sales channels becomes critical to the successful launch of a new product line, especially with limited working capital. We do not have an extensive staff devoted to e-commerce and social media promotions and we have not retained outside firms to assist on a regular basis in this effort. The Company is seeking funding to support the promotion of the Connected Chef product line. Attaining affordable funding of the marketing effort may be critical to success of the marketing and promotion of the Connected Chef. The cost and difficulty of establishing a new product line is difficult to estimate and difficult to fund by a small company like the Company, especially when that effort is faced with the inherent difficulties of penetrating a new product segment like smart devices, which has a growing number of competitors and has an ongoing, evolving need to meet changing consumer expectations and demands for enhanced or new technologies and functions; and against numerous competitors with significantly greater financial and technology resources, brand recognition and brand loyalty by consumers and logistical and marketing capabilities than our company.

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

For any products being sold and purchased by consumers, a significant product recall could also result in adverse publicity, damage to our reputation and a loss of customer or consumer confidence in our products and could substantially undermine or delay any success in the critical Connected Surfaces product launch. Further, while we believe that product liability for consumer electronic products is not significant or widespread, we could face product liability lawsuits or regulatory proceedings by the Consumer Product Safety Commission (CPSC) and could suffer losses from a significant product liability judgment or adverse CPSC finding against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard to the public. We provide warranty periods of 1 year on our products. Although we believe our warranty reserves are appropriate, we are making projections about the future reliability of new products and technologies, and we may experience increased variability in warranty claims. Increased warranty claims could result in significant losses due to a rise in warranty expense and costs associated with customer support.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

If we do not accurately predict consumer demand for products, we may be unable to produce products that are in demand and our financial performance will suffer.

To ensure adequate inventory supply for the new product categories and to support e-commerce, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our online customers. With the logistical problems referenced above, the forecast of inventory needs is even more crucial to our business and financial performance and efforts to establish a viable Connected Chef product line and revenue source. We could accurately predict inventory needs and timely place orders for products and then have logistical problems delay delivering of products and result in a lack of inventory to fill orders. The ability to timely fill orders for the Connected Chef is an important achievement in the effort to establish the product line as a viable revenue source.

Factors that could affect our ability to accurately forecast demand for our products include:

●	an increase or decrease in consumer demand for our products.

●	our failure to accurately forecast consumer acceptance for our new products.

●	product introductions by competitors.

●	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by retailers.

●	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products; and

●	terrorism or acts of war, or the threat thereof, political or labor instability or unrest or public health concerns and disease epidemics, such as the COVID-19 pandemic, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

●	constraints on marketing and sales efforts and analysis due to limited financial resources.

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

The components used by our suppliers and manufacturers are made of raw materials that may be subject to significant price fluctuations or shortages that could materially adversely affect our cost of goods sold. In addition, certain of our manufacturers are subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation. Because our products are manufactured abroad, our products must be transported by third parties over large geographical distances, increased demand for freight services at a time of reduced ocean freight capacity, can significantly increase costs. Manufacturing delays or unexpected transportation delays, can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Any of these fluctuations may increase our cost of products and have an adverse effect on our profit margins, results of operations and financial condition.

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

The risk of infringement claims may be greater in emerging products and technologies like smart devices.

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

All of our manufacturers are located outside of the United States in 2023. As a result, we are subject to risks associated with doing business abroad, including:

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

Our current short-term debt level as of December 31, 2023 and 2022 was $2,540,476 and $620,137, respectively.

The Company will need additional outside working capital funding in fiscal year 2024 to support the Company’s operations and develop and market the Connected Chef product line.

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

All our sales in 2023 were transacted in U.S. dollars. The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs. However, as the Company volumes increase, the leveraged buying power has enabled the Company to minimize the impact on costs. Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

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

Risk Factors for our Common Stock

Penny Stock and Volatile Market Price.

The Company’s Common Stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market. Company’s declining business and financial condition has depressed the already low market price and trading of the Company’s Common Stock in 2023. The Company’s Common Stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Company does not have any research analyst issuing recommendations. The common stock is also a “penny stock” under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the common stock and makes any investment in the common stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and requires liquidity in the investment. An investment in the Common Stock remains an extremely risky investment that is not suitable for investors who cannot afford the loss of investment and can withstand or tolerate a lack of liquidity.

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

Further, our common stock is quoted on The OTC Markets Group, Inc. QB venture market. Many brokerage houses will not accept OTC stocks for deposit or for trading due to the compliance burdens and reduced financial benefits of trading in OTC stocks. Some shareholders may hold paper stock certificates and experience difficulty in finding a broker who will accept such stock or experience difficulty in meeting the requirements for deposit of such stock in a brokerage account. These difficulties further decreases the appeal of our common stock to investors.

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

Consumer preferences regarding the shopping experience continue to rapidly evolve. If we or our wholesale customers do not provide consumers with an attractive shopping experience, our brand image and results of operations could be negatively impacted. If we do not successfully execute this strategy or continue to provide an engaging and user-friendly digital commerce platform that attracts consumers, our brand image and results of operations could be negatively impacted as well as our opportunities for future growth.

The Company’s operations could be disrupted by natural or human causes beyond its control.

The Company’s operations are subject to disruption from natural or human causes beyond its control, including physical risks from hurricanes, severe storms, floods and other forms of severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases such as the COVID-19 or variants of that virus, any of which could result in suspension of operations or harm to people or the environment. While all of the Company’s corporate operations are located in the United States, the Company participates in a Chinese and Thailand product supply chain, and if a disease spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of labor or products or impede the travel of Company personnel, the Company’s ability to conduct normal business operations could be impacted which could adversely affect the Company’s results of operations and liquidity. Most of the Company products are sourced and made in China and Thailand and an increased or prolonged disruption could substantially and adversely impact the Company’s production of products. Currently, the Company’s Chinese and Thailand suppliers have reopened and building to full production capabilities.

We may not successfully execute our long-term strategies, which may negatively impact our results of operations.

Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our new Connected Chef product. Our growth in these areas depends on our ability to continue to successfully market these new products to existing customers, grow our e-commerce and mobile application offerings in the U.S. market and continue to successfully increase our product offerings in the Connected Surfaces category. Our long-term strategy depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted, and we may not achieve our expected results of operations.

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

There may be emerging, or new technologies patented by others. These new technologies may be critical to competing in a product niche, especially one like the emerging smart devices in smart home industry. We may be unable to license or affordably license new technologies owned by others and critical to competing in the product niche.

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

Company’s revenue and results of operations could vary significantly from period to period and may fail to match expectations because of a variety of factors, some of which are outside of our control. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. Since the Connected Chef is a new product line, we lack the operational experience to determine if Connected Chef has seasonal sales cycles.

Item 1B. Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2023.

Item 2. Properties.

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

The Company has one short storage rental in effect as of 2023 with a duration of less than twelve months.

Item 1C. Cybersecurity.

Our information systems consist of computer systems used by the Company’s Chief Executive Officer and chief financial officer. They actively monitor our threat environment for cybersecurity threats using various methods, including automated detection tools, scans of the threat environment, investigations of potential threats they discover or that are reported to them, and reports and services that identify threats. They monitor our information systems for vulnerabilities using internal and third-party penetration testing, intelligence feeds, and vulnerability databases.

Company’s computer systems involve the use of third-party technology or service providers, or vendors, such as hosting platforms, open-source software, and application providers. Employees are provided specific guidance to mitigate the risk of a cybersecurity attack. This guidance includes safeguards over confidential data, being aware of suspicious emails, choosing passwords, protection of Company issued and use of personal devices, managing large data transfers. Employees are directed to immediately contact the Chief Executive Officer if they encounter any suspicious activity.

If a cybersecurity risk is identified, Company’s policy is to use vendors to assist the Company to identify, assess, and manage material risks from cybersecurity threats to corporate systems, which consulting firms may include consulting firms, external legal counsel, incident response vendors, auditors, monitoring technology, and cybersecurity data providers.

The Company’s Chief Executive Officer is tasked with reporting on cybersecurity measures and issues to the entire board of directors. In the event of a cybersecurity incident, Company policy is for the Company Chief Executive Officer to report the cybersecurity incident to the Company’s board of directors and take remedial actions to mitigate and remediate cybersecurity incidents.

As of and for the year ended December 31, 2023, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

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

Item 4. Mine Safety Disclosures (Not Applicable).

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on The OTC Markets Group, Inc.’s QB Venture Market Tier under the trading symbol “CAPC”.

As of March 18, 2024, there were 240 approximately holders of record (excluding OBO/Street Name accounts) of our Common Stock and estimated 48,826,864 outstanding shares of the Common Stock.

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

Recent Sales of Unregistered Securities

There were no unregistered securities sold or issued during the year ended December 31, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds.

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

On May 31, 2019, the Company’s Board of Directors the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program remained at $1,000,000 during the renewal period.

During May and June 2022, the Company repurchased 66,167 shares of the Company’s outstanding common stock in the open market. The total purchase cost was $11,662.

On July 7, 2022, the Board of Directors resolved to discontinue the stock purchase agreement.

As of December 31, 2023, a total of 816,167 of the Company’s common stock was repurchased since the plan was incepted at a total cost of 119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report contain forward-looking statements~~,~~ that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. All information presented herein is based on CAPC’s fiscal year 2023 results. Unless otherwise stated, references to particular years or quarters refer to the CAPC’s fiscal years ended in December and the associated quarters of those fiscal years. Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Summary

Total net revenue for the year ended December 31, 2023, decreased 45% to $192,176 as compared to $346,474 in the same period of last year. The net operating loss was approximately $1,634,854 for the year 2023 compared to a net loss of $2,921,514 in 2022. The Company had an estimated net tax provision in 2023 and 2022 of $35,000 and $68,000, respectively.

The following discussion is designed to provide a better understanding of our audited consolidated financial statements and notes thereto, including a brief overview of our business and products, key factors that impacted our performance and a summary of operating results.

Overview

Capstone Companies, Inc. (“Company” or “CAPC”) is a public holding company organized under the laws of the State of Florida. The Company is a leading designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology. Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary is Capstone Industries, Inc. (“CAPI”), a Florida corporation located at the principal executive offices of the Company. Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was dormant. The Company has a history of exploiting technologies in areas of induction charging, power failure control, security and home LED lighting products and most recently has entered the electronics market with its introduction of Capstone’s Connected Chef a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile services allowing for pre-installation of specific Google applications including Playstore, voice assistant, YouTube to name those highly recognized.

The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years, as such, revenues for the LED product line have declined significantly in 2023. The Connected Surfaces is the Company’s effort to establish business in an emerging segment that is intended for future revenue growth. The smart home segment is the umbrella category in which we intend to participate with the Connected Surfaces program. The Connected Surfaces products have not enjoyed significant sales in 2023 – either online or through efforts to sell in bulk to brick-and-mortar, “big box” retailers. The Smart Mirror product line had limited sales for 2023, and all inventory was expensed as of December 31, 2023.

The Connected Chef, a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, YouTube to name those highly recognized. The Connected Chef was ready for formal introduction in quarter four of 2023, and Management is actively marketing the Connected Chef tablet to appliance manufacturers and distributors, but the product has no purchase commitments from retailers as of the date of this filing. Further, the Company will have to raise funding to fund production costs, which funding may not be available to the Company.

Principal Factors Affecting Our Financial Performance

There are a number of industry factors that affect our financial performance which include, among others:

●	Overall Demand for Products and Applications. Our potential for growth depends on the successful introduction and consumer acceptance of the Connected Chef. The Company’s products are characterized as non-essential and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand. Uncertainty over global economic conditions that may affect the U.S. economy is not conducive to consumer purchases of our category of consumer products. These uncertainties make demand difficult to forecast for us and our customers.

●	Strong and Constantly Evolving Competitive Environment. While we have demonstrated our abilities to compete successfully in the retail channels since our inception, competition in the marketplace we serve is strong. Many companies have made significant investments in product development, production equipment and product marketing. Product pricing pressures exist as market participants often initiate pricing strategies to gain or protect market share. To remain competitive, market participants must continuously increase product performance or functionality, reduce costs and develop improved ways to support their customers. To address these competitive measures, we invest in research and development activities to support new product development, sustain low product costs and deliver higher levels of performance and product functionality to differentiate our products in the market.

●	Profit Margins. The Company’s product planning strategies are driven by the need to deliver sustainable profit margins. This, in conjunction with close management of related marketing costs, are required to sustain or grow the Company’s market presence.

●	Affordable Funding. The Company needs to secure affordable funding resources to support ongoing product development and new market penetration.

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

Results of operations

Net Revenues

For 2023, revenue was derived from sales of our residential lighting products and Connected Surfaces Smart Mirrors. The residential products were directed towards consumer home LED lighting for both indoor and outdoor applications while the Smart Mirrors were sold directly to consumers via e-commerce efforts. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. All of our sales were to the U.S. market in 2023 and we expect to the U.S Market to continue to be the major source of revenue for the Company. Net revenue also includes the cost of instant rebate coupons, promotional coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims and freight allowances. We source our manufactured LED lighting products based on customer orders. Beginning in 2021 with the launch of our Connected Surfaces Smart Mirror, we maintained inventory on hand for direct to consumer shipment to fulfill sales orders. As the Smart Mirror product line had limited sales for 2023, and all inventory was expensed as of December 31, 2023.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	December 31, 2023		December 31, 2022
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, Net	$192,176	100.0%	$346,474	100.0%
Increase in inventory reserve and inventory write offs	133,775	(69.8)%	692,154	(200.0)%
Cost of sales	324,041	(168.6)%	256,868	(73.9)%
Gross Profit (Loss)	(265,640)	(138.2)%	(602,548)	(173.9)%
Operating Expenses:
Sales and marketing	75,890	39.6%	359,535	103.8%
Compensation	469,599	244.8%	817,409	235.9%
Professional fees	426,157	221.9%	457,500	132.0%
Product development	101,409	52.6%	203,751	58.8%
Other general and administrative	296,159	154.2%	480,771	138.8%

Total Operating Expenses	1,369,214	713.0%	2,318,966	669.3%
Operating Loss	(1,634,854)	(851.6)%	(2,921,514)	(843.2)%
Other Income (Expenses)
Miscellaneous Income , net	77,106	40.1%	394,952	114.0%
Interest expense, net	(103,741)	(54.2)%	(69,686)	(20.1)%
Total Other Income, net	(26,635)	(14.1)%	325,266	93.9%
Loss Before Tax Benefit	(1,661,489)	(865.1)%	(2,596,248)	(749.3)%
Income Tax Expense	34,950	0.5%	67,503	19.5%
Net Loss	$(1,696,439)	(883.3)%	$(2,663,751)	(768.8)%

Net Revenues

For the year ended December 31, 2023, net revenues were $192,176, a decrease of $154,298 or 45% from $346,474 in fiscal 2022.

Due to working capital constraints during 2023, the Company was unable to effectively market the Smart Mirrors, resulting in lower than anticipated revenues .

The Company selectively supports retailer’s initiatives to maximize sales of the Company’s products on the retail floor or to assist in developing consumer product awareness, by providing marketing und allowances to the customer. The Company also provides promotional coupons for the Connected Surfaces Smart Mirror when determined necessary. Sales reductions for anticipated discounts, coupons, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to approximately $17,000 and $26,700 for the years ended December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, international sales were approximately $0 or 0% of revenue and $44,000 or 13 % of revenue, respectively.

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$65,025	34%	$228,680	66%
Smart Mirror Products- U.S.	127,151	66%	73,154	21%
Lighting Products-International	—	—%	44,640	13%
Total Revenue	$192,176	100%	$346,474	100%

Gross Profit and Cost of Sales

Gross loss for the year ended December 31, 2023, was approximately ($265,640), or (138.2%) of net revenues, as compared to ($602,548) or (173.9%) of net revenues, for fiscal 2022. For the years ended December 31, 2023 and 2022, cost of sales were approximately $458,000 and $949,022, respectively, a reduction of $491,206 or 22% from the previous year. The gross profit reduction was the direct result of the reduced revenue in the year, relating to the low sales of the Smart Mirror and reduction in sales of the LED lighting products. Costs represented 239% and 274% of net revenues for 2023 and 2022, respectively. This increased cost was primarily due to a write off of ending Smart Mirror inventory at December 31, 2023 of $133,775. Management is currently reviewing liquidation opportunities on the Smart Mirror while actively marketing the new product line of Connected Chef, a purpose built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has  Google  mobile services  allowing for pre-installation of specific  Google applications including Playstore, voice assistant, YouTube to name those highly recognized.

Operating Expenses

Sales and Marketing Expenses

In fiscal 2023 and 2022, sales and marketing expenses were approximately $76,000 and $360,000 respectively, a reduction of $284,000 or 79%. As a percent to revenue, 2023 sales and marketing expenses were 39.6% as compared to 104% in 2022

Social Media expense in 2023 was $3,500, a reduction of $142,500 or 98% from $146,0000 in 2022. Advertising and promotional expenses were $4,700 in 2023 as compared to $24,900 in 2022, a reduction of $20,200 or 81%. The decrease in social media and advertising expenses were in connection with the working capital restraints. Trade Show expense was $0 in 2023 as compared to $113,300 in 2022, a reduction of $113,300 as the Company did not attend any trade shows during 2023.

Compensation Expenses

For the years ended December 31, 2023 and 2022 compensation expenses were approximately $469,600 and $817,400, respectively, a reduction of $347,800 or 43.0%. As a percent of net revenues, 2023 expenses were 244.8% as compared to 235.9% in 2022. The Company reduced the workforce during 2023 as a result of the poor sales on the Smart Mirror.

Professional Fees

For fiscal 2023, professional fees were approximately $426,200 compared to $457,500 in 2022, a reduction of $31,300 or 7%. As a percent of net revenue 2023 expenses were 221.9% as compared to 132.0% in 2022. In 2023, consulting fees were approximately $190,000 compared to $260,000 for 2022. Accounting, legal and other expenses were $235,700, an increase of $38,100 from $197,600 in the prior year.

Product Development Expenses

For the years ended December 31, 2023, and 2022, product development expenses were approximately $101,000 and $204,000, respectively, a decrease of $103,000 or 50%. In 2023 the Company invested $79,000 in the development of the Connected Chef compared to $44,000 in 2022. In 2023, the Company spent $22,000 in Smart Mirror development compared to approximately $138,000 in 2022.

Other General and Administrative Expenses

For fiscal 2023 and 2022, other general and administration expenses were approximately $296,000 and $481,000, respectively, a decrease of $185,000 or 38.6%. As a percent to revenue 2023 other general and administrative expenses were 154.2% as compared to 138.8% in 2022. The Directors insurance decreased in 2023 from $124,000 in 2022 to $114,000 a $10,000 or 8% decrease. The Company’s liability insurance also decreased in 2023 from $32,000 to $17,000, a decrease of $15,000 or 46.9%. Lodging fees decreased from $41,000 in 2022 to $12,000 in 2023. These reductions are a result of the cost reduction strategies taking by Management to streamline and reduce operating overhead as much as possible.

Total Operating Expenses

For the years ended December 31, 2023, and 2022, total operating expenses were approximately $1,369,000 and $2,319,000, respectively. This represents a $950,000 or 41.0% decrease over fiscal year 2022.

Operating Loss

For the year ended December 31, 2023, the operating loss was approximately $1,634,000 as compared to $2,922,000 in 2022, a loss decrease of $1,288,000 over 2022.

Other Income (Expense)

For fiscal 2023 other income was approximately $77,000 compared to $395,000 in 2022, a decrease of $318,000 over 2022. The other income for the year ended December 31, 2022 resulted from $152,000 in employee retention tax credit received under Cares act 2020-2021, versus $49,000 received in 2023 and $162,000 freight claim recovery for the damaged Smart Mirror inventory that was written off in December 31, 2021.

Interest expense for 2023 amounted to $104,000 compared to $70,000 in 2022, an increase of $34,000 or 49%, due to the increase of $632,500 in notes payable held by the Company, accruing interest at 5% per annum.

For the years ended December 31, 2023, the net tax expense for income tax was estimated at $35,000 compared to a net tax expense of $67,000 in the same period 2022.

The effective tax rate for the years ended December 31, 2023 and 2022, respectively, was (2.10%) and (2.61%) and the statutory tax rate was 23.82% in 2023 and 25.39% in 2022.

Net Loss

For fiscal 2023 and 2022 net loss before taxes was approximately $1,661,000 and $2,596,000, respectively, a net loss decrease of approximately $934,000 over the previous year due to the reasons summarized above.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

Our goal is for the new Connected Chef kitchen utility device to launch in early 2024 through a partnership with a appliance manufacturer and distributor. Approximately 46% of domestic households have one smart device in their home. Our Connected Surfaces portfolio falls in line with the average user of internet-of-things home devices. Management believes that the execution of the Company’s strategy and development of the Connected Surfaces category will provide attractive opportunities for profitable growth over the long term.

The Company will require additional funding to build its marketing effort, inventory levels and service levels once the revised marketing back to retail phase validates the Company’s strategic initiatives. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities.

By working diligently overseas with alternate manufacturers located outside China, particularly in Thailand, we anticipate minimal impact to our selling prices and related margins of profit that could otherwise be impacted by an ongoing trade dispute between the United States and China. Other factors, like inflation and its impact on consumer confidence and willingness to purchase discretionary purchases like our Connected Chef, may impact selling prices and related margins of profit.

Contractual Obligations

The following table represents contractual obligations as of December 31, 2023.

	Payments Due by Period
	Total	2024	2025	2026	After 2027

Accounts payable and accrued liabilities	$804,623	$804,623	$—	$—	$—
Short-Term Debt – related parties	1,946,315	1,946,315	—	—	—
Short-Term Debt	594,161	594,161	—	—	—
Long-Term Debt – related parties	—	—	—	—	—
Long-Term Debt	—	—	—	—	—
Operating and Short Term Leases	—	—	—	—	—
Total Contractual Obligations	$3,345,099	$3,345,099	$—	$—	$—

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2023, the Company used cash in operations of approximately $614,000 and generated net operating losses of $1,634,000. As of December 31, 2022, the Company had working capital deficit of $3,277,000 and an accumulated deficit of $10,797,000. The Company’s cash balance decreased by approximately $25,000 from $61,000 as of December 31, 2022 to $36,000 as of December 31, 2023. With the reduced revenues in 2022 and 2023 the Company initiated an expense mitigation plan that reduced discretionary spending including travel, lodging and trade show expenses, deferred executive management compensation, and closed the Hong Kong operation. These efforts assisted the Company in conserving cash and allowing for management to focus on finalizing production of the Connected Chef by the end of 2023.

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

Besides the efforts to finish development the Connected Chef kitchen appliance product line, the Company is exploring the merger of the Company with a private operating company as a possible means of developing a new business line as well as considering other common strategic alternatives for a company facing business and financial challenges and uncertainties such as ours. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Director and Chief Executive Officer, Stewart Wallach, has funded working capital since 2022 as the Company navigates these challenges. Total working capital note proceeds received as of the date of this filing are $672,500.   The note payable accrues simple interest at a rate of 5 percent per annum, matures June 15, 2024, with the ability for the Company to request a 90-day extension.

The Company can make no assurances that it will be able to raise the required capital. The Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Summary of Cash Flows

	Years ended December 31,
	2023	2022
(In thousands)
Net cash provided by (used in):
Operating Activities	$(614,527)	$(1,904,367)
Investing Activities	(42,970)	—
Financing Activities	632,500	688,338
Net increase (decrease) in cash	$(24,997)	$(1,216,029)

As of December 31, 2023 the Company’s working capital deficit was approximately $3,300,000 of which $36,000 was cash. Current liabilities were $3,345,000 and include:

●	Accounts payable of approximately $69,000 for amounts due vendors and service providers.

●	Accrued expenses of approximately $735,000 for warranty allowances, wages, and customer deposits.

●	Notes payable – related parties - current portion of approximately $1,946,000.

●	Notes payable – unrelated parties - current portion of approximately $594,000.

Cash Flows provided by (used in) Operating Activities

Cash used in operating activities was approximately $614,000 in 2023 compared with approximately $1,900,000 in 2022. The cash used in operating activities in 2023 included the negative cash impact of the net loss, which was approximately $1,696,000, offset by a decrease in inventory of $412,000, an increase in accounts payable and accrued expenses of $495,000.

Cash Flows used in Investing Activities

Cash provided by in investing activities in 2023 was $42,970 compared to cash used in investing activities of $0 in 2022. The Company continued and finalized production of the Connected Chef during 2023 and purchased the product mold for future manufacturing. Future capital requirements will increase to fund future mold and tooling as the Company expands the Connected Chef manufacturing.

Cash Flows used in Financing Activities

Cash received and used in financing activities for the years ended December 31, 2023 and 2022, was approximately $632,000 and $688,000, respectively. During 2023, the Company received $632,000 in working capital. In 2022, the Company received $700,000 in working capital funding netted against a $12,000 repurchase of common shares.

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

Sales reductions for anticipated discounts, promotional and marketing allowances, defective warranty claims, and other deductions are recognized during the period the related revenue is recorded. The Company may be subject to chargebacks from customers for negotiated promotional allowances, that are deducted from open invoices and reduce collectability of open invoices. For the years ended December 31, 2023 and 2022, the Company had processed approximately $17,000 and $26,700, respectively for such allowances.

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivables are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers.

Allowance for Credit Losses

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for credit losses based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical payment experience. An allowance for credit losses is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of both December 31, 2023 and 2022, management determined that the accounts receivable is fully collectible. As such, management has not recorded an allowance for credit losses.

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

Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized. Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. There was no impairment charge for the year ended December 31, 2023 and 2022.

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

As of December 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $6,540,000 and $5,028,000 respectively. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year. The net deferred tax liability as of December 31, 2023 and 2022 was $320,000 and $285,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

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

The effective tax rate for the years ended December 31, 2023 and 2022, respectively, was (2.10%) and (2.61%) and the statutory tax rate was 23.82% in 2023 and 25.9% in 2022.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $320,000 and $285,000 is presented on the company’s balance sheet, respectively. The Company’s valuation allowance increased by $248,056 in 2023.

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

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and regulations.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and includes those policies and procedures that:

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

Further, stockholders may make inquiries in writing by sending their inquiries to Secretary, Capstone Companies, Inc., #144-V 10 Fairway Drive, Suite 100, Deerfield Beach, Florida 33441. The information required in Part III of this Form 10-K report is set forth in the information statement filed for the written consent approval of nominee slates of Directors and the requirements for stockholders to submit proposed resolutions and Director nominees is set forth in this Form 10-K report.

DIRECTOR PROFILES

Stewart Wallach, Age 72, Chief Executive Officer and Chairman of the Board of Directors since April 23, 2007, a director of the Company since September 22, 2006, and the founder and Chief Executive Officer and Chairman of the Board of Directors of Capstone Industries, Inc., a wholly owned subsidiary, and principal operating subsidiary of the Company since September 20, 2006. Mr. Wallach is an American entrepreneur and has founded and operated a number of successful businesses over his 35-year career. Over the past 15 years, Mr. Wallach has been focused on technology-based companies in addition to consumer product businesses, the field in which he has spent most of his career. Prior to founding Capstone Industries, Inc., he sold Systematic Marketing, Inc., which designed, manufactured, and marketed automotive consumer products to mass markets, to Sagaz Industries, Inc., a leader in these categories. He served as President of Sagaz Industries, Inc. for 10 years before forming Capstone Industries, Inc. In 1998, Mr. Wallach co-founded Examsoft Worldwide, Inc. (“Examsoft”), which developed and delivered software technology solving security challenges of laptop-based examinations for major educational institutions and state bar examiners.

Mr. Wallach remained chairman of Examsoft until it was acquired in late 2009. Mr. Wallach has designed and patented a number of innovations over the span of his career and has been traveling to China establishing manufacturing and joint venture relationships since the early 1980s.

Dr. Jeffrey Postal, Age 66. Director. He has served as a director of the Company since January of 2004. Dr. Postal presently is a businessman and entrepreneur in the Miami, Florida region. Dr. Postal owns, founded or funded numerous successful businesses over the last few years, including but not limited to: Sportacular Art, a company that was licensed by the National Football League, Major League Baseball and National Hockey League to design and manufacture sports memorabilia for retail distribution in the U.S; Co-Owner of Natures Sleep, LLC, a major distributor of Visco Memory Foam mattresses, both nationally and internationally; Dr. Postal is a Partner in Social Extract, LLC, a Social Media company offering consulting services to many major companies in the U.S.; Dr. Postal is the principal investor of Postal Capital Funding, LLC, a private investment fund whose mission is to find undervalued/under capitalized companies and extend funding to them in exchange for equity and/or capital consideration; and Dr. Postal is the founder of Datastream Card Services, a company that provides innovative billing solutions to companies conducting business on the internet.

Jeffrey Guzy, Age 71. Director. He was appointed to the Company’s Board of Directors on May 3, 2007. He serves as Chairman and Chief Executive Officer of CoJax Oil and Gas Corporation, an SEC reporting company. Mr. Guzy is an outside director of Leatt Corporation, an SEC reporting company (OTCQB: LEAT). Mr. Guzy served, from October 2007 to August 2010 as President of Leatt Corporation. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Purebase Corporation (OTC: PUBC) a public company.

George Wolf, Age 73. Mr. Wolf has provided sales and business development consulting services to the Company since 2014. Prior to Mr. Wolf providing these consulting services, he served as President and Chief Executive Officer of Systematic Development Group, LLC from 2010 into 2014, President and Chief Executive Officer of ExamSoft Worldwide, Inc. (1998 – 2009) and as Executive Vice President of Sagaz Industries, Inc. (1986 – 1997).

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

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy. An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors. In fiscal year 2023, all Directors attended the (1) one board meeting .

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

 In this context, the Audit Committee hereby reports as follows:

1)	Company’s management has represented to the Audit Committee that the 2023 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for year 2023 with Company’s management and the independent registered public accounting firm.

2)	The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, Assurance Dimensions, required by the PCAOB and has discussed with Assurance Dimensions, their independence.

3)	Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Commission on March 29, 2024.

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

DIRECTOR MEETINGS IN FISCAL YEAR 2023

The Board of Directors had (1) one official meetings  in year 2023. During 2023, all Directors attended 75%  or more of the Board meeting, which were held during the period of time that such person served on the Board or such committee.

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

Board of Director – 2023 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	—	—	—
George Wolf (2)	—	—	—
Jeff Guzy	$—	—	—
Jeff Postal	$—	—	—

(1)	The individuals listed were appointed to the Board of Directors for 2022-2023.

(2)	Mr. Wallach and Mr. Wolf as Company Employees did not receive compensation for participating as a Director on the Board.

On July 5, 2022, the Company approved the suspension of cash compensation for services as a director and services as a member of the Audit Committee, Compensation and Nomination Committee for independent directors Jeffrey Postal and Jeffrey Guzy until further notice.

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

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 72, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone.

2.	Dana Eschenburg Perez, age 46, was engaged as a consultant to perform the duties of Chief Financial Officer on January 1, 2023. She was appointed as interim Chief Financial Officer on March 27, 2023.

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

Compensation Components

For 2023, the principal components of compensation for each named executive officer (“NEO(s)”) were:

●	base salary.

●	annual incentive.

●	long-term incentive compensation (restricted stock awards); and

●	perquisites and other benefits.

Due to the financial condition of the Company, cash compensation has been deferred in fiscal years 2022 and 2023 and into first fiscal quarter of 2024 - See “Salary Deferrals” below.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Stewart Wallach,	2023	$301,521	$—	$—	$—	$—	$301,521
Chief Executive	2022	$301,521	$—	$—	$—	$—	$301,521
Officer (1,2,3,7,8,9,10,11,12)	2021	$301,521	$—	$—	$—	$—	$301,521

James G. McClinton,	2023	$—	$—	$—	$—	$—	$—
Chief Financial	2022	$191,442	$—	$—	$—	$—	$191,442
Officer & COO (4,5,6,7,8,9,10,11)	2021	$191,442	$—	$—	$—	$—	$191,442

Dana Eschenburg Perez	2023	$49,700	—	—	—	—	—
Chief Financial Officer	2022	—	—	—	—	—	—
	2021	—	—	—	—	—	—

Footnotes:

(1) On February 5, 2023, the Company extended Stewart Wallach’s Employment Agreement, whereby Mr. Wallach will be paid $301,521 per annum.

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

Key Developments impacting Executive Compensation

The financial condition of the Company as of 2023 and into the first fiscal quarter of 2024 has caused the Company to defer cash compensation of senior executives. The Company did not replace the retired chief financial officer with a full-time chief financial officer. There were no grants of incentive compensation to senior executives. The deferral of compensation for senior executive officers is anticipated to continue in fiscal year 2024 if the financial condition of the Company does not significantly improve. See “Salary Deferrals” below.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of the Company’s median employee to the annual total compensation of Stewart Wallach, the Company’s Chief Executive Officer and President. We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with the requirements of Item 402(u) of Regulation S-K. For the fiscal year ended December 31, 2023:

●	The median of the annual total compensation of all employees of the Company, except the Chief Executive Officer and President, was $70,000;

●	The annual total compensation of the Company’s Chief Executive Officer and President was $301,521; and

●	The ratio of the median of the annual total compensation of all Company employees, other than the Company’s President and Chief Executive Officer, to the annual total compensation of the Company’s President and Chief Executive Officer was approximately 4 to 1.

Pay versus Performance Table

Name	Year	Summary Compensation Table Total for Principle Executive Officer (“PEO")	Compensation Actually Paid to PEO	Average Compensation actually paid to Non-PEO named executive officers	Total Shareholder Return	Net Loss
Stewart Wallach, Chief Executive Officer	2023	$301,521	$301,521	$191,442	-3%	$(1,696,439)
Stewart Wallach, Chief Executive Officer	2022	$301,521	$301,521	$191,442	-1%	$(2,663,751)

The Company chose December 31, 2023, as the date for determining the employee population used to identify the median employee. The Company used base salaries to identify the median employee because the Company does not widely distribute annual equity awards to employees and because this measure approximately reflects the total annual compensation of employees. The Company calculated the median employee’s and the Chief Executive Officer’s annual total compensation consistent with the disclosure requirements for the Summary Compensation Table. For purposes of this calculation, the median employee’s annual total compensation consisted of wages, premium pay (including overtime and holiday pay), paid time off, non-equity incentive plan compensation, change in pension value and retirement plan contributions.

Compensation Peer Review

To better review the compensation practices of similar companies (“peer group companies”), the Company has from time to time in the past reviewed the median compensation levels of companies of peer group companies as a reference point for determining the competitiveness of the Company’s compensation of its principal executive officers. No peer group companies review was conducted in 2023 due to the financial condition of the Company and the deferral of cash compensation of the principal executive officers.

Executive Compensation Best Practices the Company Follows

What we will provide	What we do not provide
Provide limited executive perquisites	No grants of Stock Appreciation Rights
Align total executive compensation with shareholders’ interests	No repricing of granted stock options
Bonuses based on performance	No agreements guaranteeing employment

Compensation Philosophy

The Company’s guiding philosophy in setting executive compensation is that the compensation of executive officers should reflect the scope of their job responsibilities and the level of individual and corporate performance achieved. With the declining financial condition of the Company in 2023 and into the first fiscal quarter of 2024, the compensation of senior executives has been deferred to conserve cash for basic operating overhead.

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

On February 5, 2023, was extended through February 5, 2025.

The February 5, 2020, Employment Agreement with Mr. Wallach was filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2019 - (as filed by the Company with the Commission on March 30, 2020).

Dana Eschenburg Perez Chief Financial Officer

The February 5, 2020, Consulting Agreement with Ms. Perez was filed by the Company as an exhibit to Report Form 8-K on March 28, 2023. The Consulting Agreement was extended and filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2023.

Salary Deferrals

Effective September 1, 2020 through December 31, 2020, payments equivalent to fifty percent of Mr. Wallach’s salary or approximately $48,707 was deferred until further notice.

Effective January 1, 2021 through March 31, 2021, payments equivalent to fifty percent of Mr. Wallach’s salary or approximately $40,589 was deferred until further notice.

On January 1, 2022, fifty percent of Mr. Wallach’s salary was deferred for payment until further notice.

On October 1, 2022, one hundred percent of Mr. Wallach’s salary was deferred for payment until further notice.

Total salary deferral for Mr. Wallach amounted to $371,103 through December 31, 2023.

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

These amended agreements supersede any existing employment agreements and are the only employment agreements with Company officers:

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY (1)

As of December 31, 2023

Name	No. of Shares Underlying	% of Total Options Granted Employees in 2023	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Granted in 2023
Stewart Wallach	—	—	—	—	—
Dana Eschenburg Perez	—	—	—	—	—

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2023	—	—	—	—	—
Chief Executive	2022	—	—	—	—	—
Officer		—	—	—	—	—

Gerry McClinton	2023	—	—	—	—	—
Chief Operating	2022	—	—	—	—	—
Officer & Chief		—	—	—	—	—
Financial Officer

Dana Eschenburg Perez	2023
Chief Financial Officer

Footnotes:

(1)	There were no equity awards, no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.

OUTSTANDING EQUITY AWARDS FOR YEAR END 2023 TABLE

OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	—	—	—
Dana Eschenburg Perez	—	—	—

Footnotes:

(1)	The Company does not have any stock awards for the years specified for the above named senior officers.

2023 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	—	—
Dana Eschenburg Perez	—	—

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	SALARY SEVERANCE	BONUS SEVERANCE	GROSS UP TAXES	BENEFIT COMPENSATION	GRAND TOTAL
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 29, 2024 , that are issued and outstanding is the Common Stock, $0.0001 par value per share, or “Common Stock”. The table below sets forth, as of March 29, 2024, (“Record Date”), certain information $0.0001 par value per share, or “Common Stock” information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. There were 48,826,864 shares of Common Stock outstanding as of March 29, 2024  .

NAME, ADDRESS & TITLE	STOCK OWNERSHIP	% OF STOCK OWNERSHIP	SHARES - COMMON STOCK ISSUABLE UPON CONVERSION	STOCK OWNERSHIP AFTER CONVERSION -ALL OPTIONS, WARRANTS & THOSE EXERCISEABLE WITHIN NEXT 60 DAYS	% OF STOCK OWNED AFTER CONVERSION – OPTIONS, WARRANTS INCLUDES EXERCISEABLE WITHIN THE 60 DAYS	OPTIONS & WARRANTS VESTED	OPTIONS & WARRANTS EXPIRED	OPTIONS, WARRANTS NOT VESTED
Stewart Wallach, CEO, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441	9,831,745	20.1%	499,950	9,831,745	19.9%	—	1,515,556	—

Dana Eschenburg Perez, CFO, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441	—	—%	—	—	—%	—	—	—

Jeff Postal, Director, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441	9,034,120	18.5%	499,950	9,238,264	20.1%	204,144	700,000	—

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	152,800	0.03%	—	356,944	0.7%	204,144	700,000	—

George Wolf Director, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441			—			—	66,667	—

ALL OFFICERS & DIRECTORS AS A GROUP	19,018,665	39%	999,900	19,426,953	39.8%	408,288	2,982,223	—

Notes to Table.

(1)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Mr. Wallach’s ownership of common stock in the table does not include 499,950 shares issuable upon conversion of Series B-1 Convertible Preferred Stock and does not include 500,000 shares of common stock that may be issued, upon occurrence of a trigger event under a January 4, 2021 Loan agreement but that has not occurred.

(3)	Mr. Postal’s ownership of common stock in the table does not include 499,950 shares issuable upon conversion of Series B-1 Convertible Preferred Stock and does not include 500,000 shares of common stock that may be issued, upon occurrence of a trigger event under a January 4, 2021 Loan agreement but that has not occurred.

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

During 2023, the Company negotiated working capital funding agreements with Directors S. Wallach for $632,500 of proceeds to provide funding for daily operations. The agreement matures June 15, 2024 and principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty.

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

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market. The Company was not successful in recruiting additional, qualified and interested independent directors in fiscal year 2023.

Item 14. Principal Accountant Fees & Services

The following is a summary of the fees billed to date by Assurance Dimensions CPA, for professional services rendered for the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$45,000	$—
Other Fees	—	—
Total	$45,000	$—

The following is a summary of the fees billed to date by D. Brooks & Associates CPA’s, P.A., for professional services rendered for the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$52,025	$85,000
Tax Fees	—	—
Total	$52,025	$85,000

The following is a summary of the fees billed to us by Kaufman, Rossin & Co., for professional services rendered for the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$—	$12,600
Tax Fees	25,725	10,500
Total	$25,725	$23,100

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

The Audit Committee pre-approved 100% of the Company’s 2023 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC’s final pre-approval rules.

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

3.1	Articles of Incorporation of CHDT Corp. Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.

3.1.1	Amended and Restated Articles of Incorporation of Capstone Companies, Inc. Incorporated by reference to Exhibit 3.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on July 14, 2009.

3.1.1.1	Amendment to Amended and Restated Articles of Incorporation of Capstone Companies, Inc., as filed with Florida Secretary of State on June 8, 2016. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on June 8, 2016.

3.2	By-laws of Capstone Companies, Inc. Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.

4.6	Description of Capstone Companies, Inc. Securities^ as of December 31, 2021

10.01	Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2020 filed by Capstone Companies, Inc with the Commission on March 30, 2020.

10.02	Consulting Agreement by Capstone Companies, Inc. and Eschenburg Perez CPA, LLC, dated March 27, 2023.

10.08	Financial Services Agreement dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. Incorporated by reference to Exhibit 10.18 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

14	Code of Ethics Policy. Exhibit 14 of the Capstone Companies, Inc. Form 8-K, as filed with the Commission on March 22, 2018.

21.1	Subsidiaries of Capstone Companies, Inc. ^

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^

32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^

32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note: CHDT Corp. is a prior name of Capstone Companies, Inc.

^ Filed Herein.

Item 16. Form 10-K Summary. Not Applicable.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 29th day of March 2024.

CAPSTONE COMPANIES, INC.

Dated: March 29, 2024

By: /s/ Stewart Wallach

Stewart Wallach

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach

Stewart Wallach

Principal Executive Officer

Director and Chief Executive Officer

March 29, 2024

/s/ Jeffrey Guzy

Jeffrey Guzy

Director

March 29, 2024

/s/ Jeffrey Postal

Jeffrey Postal

Director

March 29, 2024

/s/ George Wolf

George Wolf

Director

March 29, 2024

60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capstone Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Capstone Companies, Inc. and Subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, has incurred negative cash flows from operations and has an accumulated deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

The Company is required to test the carrying amount of goodwill at least annually, or more frequently upon the occurrence of certain events. The Company is also required to assess if certain events occur or circumstances change that may be indicators of impairment. We identified this area as a critical audit matter because the annual goodwill impairment test requires significant judgment regarding the evaluation of qualitative factors. Additionally, these assessments also require appropriate determination of reporting units.

How we addressed the matter in our audit

Our audit procedures to address the risk of material misstatement relating to goodwill included, among others, evaluating the appropriateness of the reporting unit level. Our audit procedures focused on evaluating the appropriateness of management's assumptions and methodologies used in assessing goodwill impairment and have addressed the matter by evaluating management’s quantitative analysis. We also tested the Company’s calculation for mathematical accuracy; testing the estimated fair value of the reporting unit; testing the carrying value of the reporting unit; validating the appropriateness and reliability of inputs and amounts used; performing a sensitivity analysis to evaluate the impact of changes in key assumptions and evaluating the adequacy of the financial statement disclosures relating to goodwill, including key assumptions and judgments. As a result of our testing we did not take exception to management’s conclusion that no impairment should be recognized related to goodwill for the year ended December 31, 2023.

Based on our audit procedures and evaluations, we concluded that the assumptions and methodologies applied by management in assessing goodwill impairment were reasonable and in accordance with generally accepted accounting principles.

We have served as the Company’s auditor since 2023.

Margate, Florida
March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Capstone Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. and Subsidiaries (the Company) as of December 31, 2022 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years ended December 31, 2022, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

 4048

Palm Beach Gardens, Florida

March 31, 2023

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets:
Current Assets:
Cash	$36,466	$61,463
Accounts receivable	—	7,716
Inventories, net of allowances of $0 and $533,254, respectively	—	412,261
Prepaid expenses	22,120	37,090
Due from related party	9,570	—
Total Current Assets	68,156	518,530

Property and equipment, net	42,970	—
Operating lease- right of use asset, net	—	34,151
Deposit	—	24,039
Goodwill	1,312,482	1,312,482
Total Assets	$1,423,608	$1,889,202

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable and accrued liabilities	$804,623	$309,439
Notes payable related parties and accrued interest-current	1,946,315	413,425
Notes payable unrelated party and accrued interest-current	594,161	206,712
Operating lease- current portion	—	37,535
Total Current Liabilities	3,345,099	967,111

Long-Term Liabilities:
Notes payable related parties and accrued interest-less current portion	—	821,647
Notes payable unrelated parties and accrued interest-less current portion	—	360,446
Deferred tax liabilities -long-term	320,329	285,379
Total Long-Term Liabilities	320,329	1,467,472
Total Liabilities	3,665,428	2,434,583

Commitments and Contingencies: ( Note 5 )

Stockholders' Deficit:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 15,000 shares at December 31, 2023, and December 31, 2022 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued and outstanding 48,826,864 shares at December 31, 2023 and December 31, 2022.	4,884	4,884
Additional paid-in capital	8,550,510	8,550,510
Accumulated deficit	(10,797,216)	(9,100,777)
Total Stockholders' Deficit	(2,241,820)	(545,381)
Total Liabilities and Stockholders’ Deficit	$1,423,608	$1,889,202

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022

Revenues, net	$192,176	$346,474
Increase in inventory reserve and write offs	(133,775)	(692,154)
Cost of sales	(324,041)	(256,868)
Gross Loss	(265,640)	(602,548)

Operating Expenses:
Sales and marketing	75,890	359,535
Compensation	469,599	817,409
Professional fees	426,157	457,500
Product development	101,409	203,751
Other general and administrative	296,159	480,771
Total Operating Expenses	1,369,214	2,318,966

Operating Loss	(1,634,854)	(2,921,514)

Other Income (Expense):
Other income, net	77,106	394,952
Interest expense, net	(103,741)	(69,686)
Total Other Income (Expense), net	(26,635)	325,266

Loss Before Income Taxes	(1,661,489)	(2,596,248)

Income Tax Expense	34,950	67,503

Net Loss	$(1,696,439)	$(2,663,751)

Net Loss per Common Share
Basic and Diluted	$(0.03)	$(0.05)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,852,204

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Preferred Stock				Additional
	Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2021	15,000	2	—	—	48,893,031	4,892	8,554,320	(6,437,026)	$2,122,188
Stock options for compensation	—	—	—	—	—	—	7,844	—	7,844
Repurchase of shares	—	—	—	—	(66,167)	(8)	(11,654)	—	(11,662)
Net Loss	—	—	—	—	—	—	—	(2,663,751)	(2,663,751)
Balance at December 31, 2022	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)

Net Loss	—	—	—	—	—	—	—	(1,696,439)	(1,696,439)
Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,797,216)	$(2,241,820)

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,696,439)	$(2,663,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	25,643
Stock based compensation expense	—	7,844
Deferred tax expense	34,950	—
Lease amortization expense	34,151	64,500
Impairment of equipment	—	51,285
Increase in inventory allowance	133,775	533,524
Write off of prepaid inventory deposit	—	158,900
Accrued interest added to note payable related parties	105,746	71,890
Increase in deferred income tax liabilities- long term	—	11,425
(Increase) decrease in accounts receivable, net	7,716	(6,235)
(Increase) decrease in inventories	278,486	(436,595)
Decrease in prepaid expenses	14,970	304,758
(Increase) in due from related party	(9,570)	—
(Increase) decrease in deposits	24,039	(12,891)
(Decrease) increase in accounts payable and accrued liabilities	495,184	(229,112)
Decrease in tax refundable	—	284,873
Decrease in operating lease liabilities	(37,535)	(70,155)
Net cash used in operating activities	(614,527)	(1,904,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,970)	—
Net cash used in investing activities	(42,970)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	632,500	500,000
Proceeds from notes payable unrelated party	—	200,000
Repurchase of shares	—	(11,662)
Net cash provided by financing activities	632,500	688,338

Net Increase (Decrease) in Cash	(24,997)	(1,216,029)
Cash at Beginning of Year	61,463	1,277,492
Cash at End of Year	$36,466	$61,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2023 and 2022, include the accounts of the parent entity and its wholly-owned subsidiaries. All intra-entity transactions and balances have been eliminated in consolidation.

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

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd (“CIHK”) which provides support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company’s other subsidiaries. With the shift of manufacturing to Thailand from China, the CIHK operation was downsized and dormant as of March 2022.

From 2007 until 2022, the Company, through Capstone Industries, Inc “CAPI”, was primarily engaged in the business of developing, marketing, and selling home LED products (“Lighting Products”) through national and regional retailers in North America and in certain overseas markets. The Lighting Products are targeted for applications such as home indoor and outdoor lighting and have different functionalities to meet consumer’s needs. Over the last few years there has been significant LED price erosion, which has commoditized LED consumer products. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years. As such, the Company entered into another home goods product segment by developing a smart interactive mirror (“Smart Mirror”) for residential use. The Company planned for the Smart Mirror product launch in 2021, but its release to the retail market was delayed until March 2022 due to product development delays at the Company’s suppliers, resulting from the impact of COVID-19. The development of the Smart Mirrors was part of the Company’s strategic effort to find new product lines to replace the Lighting Products. The Smart Mirrors have not provided sufficient sustained revenues to support the Company operations.

The Company’s products have been typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these consolidated financial statements, the Company’s future product development effort is focused on the development of a “Connected Surfaces” portfolio. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The Company has finalized development of a kitchen appliance, the “Connected Chef”, which is the world’s first purpose-built tablet form factor with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms. The Connected Chef is not yet in production and has not produced any pre-production sales orders or revenues as of the year ended December 31, 2023.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In addition to efforts to develop the Connected Chef, the Company has explored development or acquisition of a new business line. As of the filing of this report, the Company has not identified a new business line that could, in the judgment of the Company, attract working capital funding to sustain company operations, or provide sufficient operating revenues to sustain Company operations through 2024. The Company is continuing efforts to locate a new business line in case efforts to internally establish a new product line do not succeed. The financial condition of the Company and low market price of its Common Stock adversely affects the Company’s ability to acquire or fund a new business line.

The Company’s operations consist of one reportable segment for financial reporting purposes: Consumer Home Goods.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the year ended December 31, 2023, the Company used cash in operations of $614,527 and generated net operating losses of approximately $1,634,854. As of December 31, 2023, the Company had a working capital deficit of approximately $3,276,943 and an accumulated deficit $10,797,216. The Company’s cash balance decreased by $24,997 from $61,463 as of December 31, 2022 to $36,466 as of December 31, 2023. As of December 31, 2023, the Company does not have sufficient cash on hand to finance its plan of operations and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued

Accounts Receivable

For product revenue, the Company invoices its customers at the time of shipment for the sales value of the product shipped. Accounts receivables are recognized at the amount expected to be collected and are not subject to any interest or finance charges. The Company does not have any off-balance sheet credit exposure related to any of its customers.

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for credit losses based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical payment experience. An allowance for credit losses is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of December 31, 2023 and 2022, management has not recorded an allowance for doubtful accounts.

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

During 2022, Management reviewed the valuation of inventory on hand as of the year ended December 31, 2022, and considered the need for a reserve for slow moving inventory due to sales not meeting projected forecasts during 2022. Management estimated a 50% reserve for inventory held in domestic warehouses and a 100% reserve for inventory held in international warehouses, which resulted in an inventory reserve of $533,254.

During the fourth quarter of 2023, Management reviewed the valuation of inventory on hand and decided to write off all Smart Mirror inventory as of December 31, 2023, resulting in a $133,775 reduction in inventory to bring the balance to $0 and a corresponding expense to cost of sales. The write off of the remaining inventory was due to lower than expected sales of the Smart Mirrors coupled with limited working capital to advance marketing efforts.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of prepaid insurance and investor relation services. As of December 31, 2023 and 2022, respectively, prepaid expenses were $22,120 and $37,090, respectively. During the year ended December 31, 2022, the Company wrote off a deposit on inventory in the amount of $158,900, which was included in increase in inventory reserve as the Company did not complete the manufacturing of the product.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Due from Related Party

During 2023, the Company offered supplemental health care benefits for employees. Employees may add dependents to the health plan where the employee would pay for the additional dependent’s coverage through payroll deductions. Due to the deferral of wages from the CEO, Stewart Wallach, the portion of health insurance benefits paid by the Company for his dependents were not paid for via employee payroll deductions. As a result, the Company recorded a $9,570 receivable from a related party for the amounts owed for Mr. Wallach’s dependents health insurance coverage.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful Life	December 31, 2023	December 31, 2022
Computer equipment and software	3 years	$—	$53,819
Machinery and equipment	3-7 years	42,970	76,928
Furniture and fixtures	3-7 years	—	6,828
Less: Accumulated depreciation		—	(86,290)
Less: Impairment of equipment		—	(51,285)
Property and Equipment, Net		$42,970	$—

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

In 2022, the Company began a re-engineering of the Smart Mirror for its next rollout for version two and decided the current tooling and product molds would not manufacture the mold for version two. The Company determined its Smart Mirror tooling machine was impaired as of December 31, 2022 and recorded an impairment loss of $51,285, included in product development expenses on the consolidated statements of operations. The Company wrote off fully depreciated fixed assets with a net book value of $74,323 during the year ended December 31, 2022.

In 2023, the Company invested $42,970 in a manufacturing mold for the new product, the Connected Chef. The mold was not ready for production in 2023, and therefore was not depreciated during 2023.

Depreciation and amortization expense was $0 and $25,643 for the years ended December 31, 2023 and 2022, respectively.

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

Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. The Company recognized $623,538 of impairment charges during 2020.

The total impairment charges for the year ended December 31, 2023 and 2022 was $0, respectively, as the fair value exceeded carrying value.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of December 31, 2023 and 2022. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2023 and 2022, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 408,288 options and 199,733 warrants for 2023, and 608,288 options and 199,733 warrants for 2022.

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

Marketing allowances include the cost of underwriting an in-store instant rebate coupon or a target markdown allowance on a specific product. The Company retains these allowances for a period of 3 to 5 years in the event the customer chargebacks for a promotional allowance against an open invoice or submits an invoice for their claim. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment. These allowances are evaluated when our relationship with a customer is terminated, or we cease selling a specific product to a customer and may be released as other income if deemed not required. During the year ended December 31, 2023 and 2022, the Company reversed into other income approximately $0 and $39,300 of previously accrued marketing and promotional allowances for previous product sales that are deemed highly unlikely for the customer to chargeback the Company due to the age of the allowance and the sales of the specific item ceasing.

With the launch of the Connected Surfaces Smart Mirror program, the direct-to-consumer orders are sold initially through e-commerce platforms. The Company also sells the Connected Surfaces Smart Mirror program through independent retailers. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which generally occurs upon delivery.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$65,025	34%	$228,680	66%
Smart Mirror Products- U.S.	127,151	66%	73,154	21%
Lighting Products-International	—	—%	44,640	13%
Total Revenue	$192,176	100%	$346,474	100%

We provide our Smart Mirror and Lighting Product customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally we may receive back residual inventory.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue, continued

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

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $17,000 and $26,700 for the years ended December 31, 2023 and 2022, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranties, continued

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying December 31, 2023 and 2022 balance sheets:

	December 31,	December 31,
	2023	2022
Balance at the beginning of the year	$1,926	$46,322
Amount accrued	853	1,926
Payments and credits	(1,579)	(4,580)
Reversal of prior years’ accrual unclaimed	—	(41,742)
Balance at year-end	$1,200	$1,926

Advertising and Promotion

Advertising and promotion costs, including advertising, social media, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expenses were $11,903 and $284,659 for the years ended December 31, 2023, and 2022, respectively.

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

For the year ended December 31, 2023 and 2022, product development expenses were $101,409 and $203,751, respectively. Product development expenses for 2023 were related to the development of the Connected Chef. Product development expenses for 2022 were related to the development of the Company’s Smart Mirror. Also included in product development expenses during the year ended December 31, 2022 was an impairment loss of $51,285 due to an impairment of the Smart Mirror tooling machine.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $62,923 and $50,150 for the years ended December 31, 2023 and 2022, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Accounts payable	$69,267	$38,056
Accrued warranty reserve	1,200	1,926
Accrued compensation and deferred wages, marketing allowances, customer deposits and other liabilities	734,156	269,457
Total	$804,623	$309,439

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

Stock-based compensation expense recognized during the years ended December 31, 2023 and 2022 was $0 and $7,844, respectively.

Other Income (Expense)

For fiscal 2023 other income was approximately $77,000 compared to $395,000 in 2022, a decrease of $318,000 over 2022. The other income for the year ended December 31, 2022 resulted from $152,000 in employee retention tax credit received under Cares act 2020-2021, versus $49,000 received in 2023.

Interest expense for 2023 amounted to approximately $104,000 compared to $70,000 in 2022, an increase of $34,000 or 49%, due to the increase of $632,500 in notes payable held by the Company, accruing interest at 5% per annum.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. The Company evaluates its estimates on an ongoing basis, including those related to valuation of inventories, goodwill impairment, valuation of deferred tax assets, and valuation of stock-based compensation. The Company generally bases its estimates on historical experience, agreed obligations, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In June 2016 and subsequently amended in March 2022, the FASB issued ASC 326, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (“CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees and other financial instruments. The Company adopted ASC 326 on January 1, 2023 and ASC 326 did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective beginning of our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of December 31, 2023, the Company did not have cash balances in excess of FDIC insurance limits.

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

For the years ended December 31, 2023 and 2022, approximately 0% and 13% respectively, of the Company’s consolidated net revenue resulted from international sales.

Major Customers

	Net Revenue %		Net Accounts Receivable
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Customer A	34%	58%	—	—
Customer B	50%	—	—	—
Customer C	—	13%	—	—
Total	84%	71%	$—	—

Major Vendors

The Company had one vendor from which it purchased 19% of merchandise sold during the year ended December 31, 2023, and 61% of merchandise sold during the year ended December 31, 2022. The loss of this supplier could adversely impact the business of the Company.

As of December 31, 2023, and 2022, approximately 22% and 8%, respectively, of accounts payable were due to one vendor.

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

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 with an original maturity of April 2023 which was extended an additional 12 months. Under this agreement the interest terms are 5% based on a 365- day year. The note payable is due on September 13, 2024. As of December 31, 2023 and 2022, the principal outstanding is $1,020,000 respectively. The accrued interest is $112,340 and $61,340 as of December 31, 2023 and 2022, respectively. See Note 7.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach) and J. Postal and Mouhaned Khoury, a natural person. Under these agreements the interest terms are 5% based on a 365-day year, maturing May 1, 2024. These loans may be prepaid in full or partially without any penalty. As of December 31, 2023 and 2022, the principal outstanding is $600,000, respectively. The accrued interest is $50,139 and $20,137 as of December 31, 2023 and 2022, respectively.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing April 13, 2024. As of December 31, 2023 and 2022, the principal outstanding is $50,000 respectively. The accrued interest is $3,041 and $541 as of December 31, 2023 and 2022, respectively.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing June 1, 2024. The loan may be prepaid in full or partially without any penalty. As of December 31, 2023 and 2022, the principal outstanding is $50,000 respectively. The accrued interest is $2,712 and $212 as of December 31, 2023 and 2022, respectively.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 15, 2024. The loan may be prepaid in full or

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES, continued

partially without any penalty. As of December 31, 2023, the principal outstanding and accrued interest is $40,000 and $1,984, respectively.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director S. Wallach to provide funding for daily operations. Total funding under the agreement amounted to $592,500 as of December 31, 2023. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 15, 2024. The loan may be prepaid in full or partially without any penalty. Accrued interest amounted to $17,759 as of December 31, 2023.

As of December 31, 2023 and 2022, the Company had a total of $2,540,476 and $1,802,230, of outstanding balance respectively, on the above referenced funding agreements, which includes accrued interest of $187,974 and $82,230, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	Year Ended December 31,
	2023	2022
Current portion of notes payable and accrued interest, related parties	$1,946,315	$413,425
Current portion of notes payable and accrued interest, unrelated parties	594,161	206,712
Long-term portion of notes payable and accrued interest, related parties	—	821,647
Long-term portion of notes payable and accrued interest, unrelated parties	—	360,446
Less accrued interest	(187,974)	(82,230)
Total notes payable	$2,352,500	$1,720,000

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

On April 26, 2023, the landlord amended the terms for the operating lease and related common area management expenses (“CAM”) owed by the Company for its principal executive office to extend the payment terms for the remaining three months of the lease term, ended June 30, 2023, over the following nine months through December 31, 2023. In addition to the monthly rent expense, the landlord included an estimate for additional CAM charges for the 2023 operating lease year of $5,435 and $17,124 for additional CAM charges for the 2022 operating lease year. The Company paid a total of $58,500 with monthly payments of $6,500 per month for nine months commencing April 1, 2023 and ending December 31, 2023, to satisfy the aforementioned operating lease liabilities for the executive office lease.

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

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the year ended December 31, 2023 amounted to $95,936 and $145,512 including the monthly CAM charges and storage facility rent expense.

Employment Agreements

On February 5, 2020, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2020 and ended February 5, 2023. The parties may extend the employment period of this agreement by mutual consent with approval of the Company’s Board of Directors, but the extension may not exceed two years in length. On February 5, 2023, the employment agreement was extended for the additional two year period through February 5, 2025.

Beginning in 2020 and through 2023, executive salaries and consulting fees have been deferred from time to time to conserve cash flow. Deferrals amounted to approximately $734,000 and $252,000, as of December 31, 2023 and 2022, respectively, and are included in accounts payable and accrued liabilities.

There is a provision in Mr. Wallach’s employment agreement, if the officer’s employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer’s estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to:

Employment Agreements, continued

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

The Company did not accrue for benefits owed at the time of death or disability as it is not probable as of the period ended December 31, 2023.

Directors Compensation

On July 5, 2022, The Board of Directors voted to suspend compensation to the independent directors for the remainder of the fiscal year 2022 and 2023.

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

NOTE 5 -STOCK TRANSACTIONS

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

Warrants

On April 28, 2021, Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66 and exercisable for five years from the issuance date. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker-dealer in connection with the Company’s placement of $1,498,000 of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act.

As of December 31, 2023, and 2022, the Company had 199,733 warrants outstanding.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -STOCK TRANSACTIONS, continued

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

The B-1 shares have a liquidation preference of $1.00 per share or $15,000 as of December 31, 2023 and 2022.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of December 31, 2023, there were 408,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $ 0.456 and have a weighted average contractual term remaining of 1.13 years. During the year ended December 31, 2023, there were no stock option grants, exercises and 200,000 options were forfeited.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the years ended December 31, 2023 and 2022, the Company recognized stock-based compensation expense of $0 and $7,844, respectively, related to stock options. Such amounts are included in compensation expense in the accompanying consolidated statements of income. All options are fully vested as of the year ended December 31, 2023.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2023 and 2022 and activity for the years then ended.

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2022	888,288	0.444	0.249	2.40	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	(280,000)	0.435	0.150	—	—
Outstanding, December 31, 2022	608,288	0.449	0.18	1.60	—

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	(200,000)	0.435	0.21	—	—
Outstanding, December 31, 2023	408,288	0.456	0.15	1.13	—

Vested/exercisable at December 31, 2023	408,288	0.456	0.15	1.13	—

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Number of Options Currently Exercisable
$.435	200,000	0.60	200,000
$.435	200,000	1.60	200,000
$1.448	8,288	2.60	8,288
$.456	408,288	1.13	408,288

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

On May 31, 2019, the Company’s Board of Directors the maximum amount of aggregate funding available for possible stock repurchases under the stock repurchase program remained at $1,000,000 during the renewal period.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS (continued)

During May and June 2022, the Company repurchased 66,167 shares of the Company’s outstanding common stock in the open market. The total purchase cost was $11,662.

On July 7, 2022, the Board of Directors resolved to discontinue the stock purchase agreement.

As of December 31, 2023, a total of 816,167 of the Company’s common stock was repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

NOTE 6 - INCOME TAXES

As of December 31, 2023, the Company had federal and state net operating loss carry forwards of approximately $6,540,448. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year.

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

Tax benefit for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	Years Ended December 31,
	2023	2022
Tax benefit at U.S. statutory rate	$(348,908)	$(545,212)
State income taxes, net of federal benefit	(46,892)	(153,085)
Tax effect of foreign operations	—	2,285
Non-deductible items	27,278	(31,914)
Valuation allowance	248,057	740,508
Adjustment to net operating loss	155,415
Other	—	55,265
Income Tax Expense (Benefit)	$34,950	$67,847

The effective tax rate for the years ended December 31, 2023 and 2022, respectively, was (2.10%) and (2.61%) and the statutory tax rate was 23.829% in 2023 and 25.39% in 2022.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES  (continued)

The income tax benefit for the years ended December 31, 2023 and 2022 consists of:

	2023	2022
Current:
Federal	$—	$55,278
State	—	800

Deferred:
Federal	29,834	(2,835)
State	5,116	16,604
Income Tax Expense (Benefit)	$34,950	$67,847

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
Deferred tax assets:	2023	2022
Accruals and allowances	$179,474	$187,320
Capitalized research and development	22,702
Stock based compensation	15,485	70,559
Net operating allowances	1,635,069	1,338,208
	1,852,730	1,596,087
Deferred tax liabilities:
Intangible assets	(328,916)	(285,379)
Valuation allowance	(1,844,143)	(1,596,087)
Net deferred tax assets and liabilities	$(320,329)	$(285,379)

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2023 and 2022. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $320,000 and $285,000 is presented on the company’s balance sheet, respectively. The Company’s valuation allowance increased by $248,056 in 2023.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SUBSEQUENT EVENTS

Related Party Notes Payable

Subsequent to December 31, 2023, and through the date of this filing, the Company has received $50,000 in working capital note payable proceeds from Director, Jeffery Postal. Principal accrues simple interest at a rate of 5 percent per annum, maturing September 13, 2024 with the ability for the Company to request a 90-day extension. The loan may be prepaid in full or partially without any penalty.

Subsequent to December 31, 2023, and through the date of this filing, the Company has received $40,000 in working capital note payable proceeds from Chief Executive Officer, Stewart Wallach. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 15, 2024 with the ability for the Company to request a 90-day extension. The loan may be prepaid in full or partially without any penalty.

Extension of Purchase Order Funding Agreement

On March 13, 2024, the $1,020,000 Purchase Order Funding Agreement note payable was amended, extending the maturity date from April 13, 2024 to September 13, 2024. All other terms remain unchanged (see Note 3).

Renewal of CFO Agreement

On March 25, 2024, the Company renewed Ms. Perez’s contracting agreement for Chief Financial Officer services, commencing January 1, 2024 and ending March 31, 2025.

