Form 10-Q
period 2024-03-31
CAPSTONE COMPANIES, INC.
filed 2024-05-14
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-28831

CAPSTONE COMPANIES, INC.

 (Exact name of Registrant as specified in its charter)

Florida	84-1047159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

144-10 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441
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

As of May 14, 2024,  the Company had 48,826,864 shares of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

As used in this Form 10-Q Quarterly Report for the fiscal period ending March 31, 2024 (“Form 10-Q Report” or “Form 10-Q”), “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) caused by COVID-19. “Company”, “Capstone”, “we, “our”, and “us” refers to Capstone Companies, Inc. and its subsidiaries, unless context indicates just Capstone Companies, Inc.

Additionally:

(1)	“Capstone Lighting Technologies, L.L.C.” or “CLTL” is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently moving to a dormant status.
(3)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI”
(4)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(5)	“China” means People’s Republic of China.
(6)	“W” means watts.
(7)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(8)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(10)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”), Capstone International H.K Ltd., (“CIHK”), and Capstone Lighting Technologies, Inc. (“CLTL”).
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31, 2023.
(12)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	“OEM” means “original equipment manufacturer.
(14)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended March 31, 2024.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Three Months Ended March 31, 2024

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets:	(Unaudited)
Current Assets:
Cash	$1,693	$36,466
Prepaid expenses	28,772	22,120
Due from affiliates	9,570	9,570
Total Current Assets	40,035	68,156

Property and equipment, net	39,389	42,970
Goodwill	1,312,482	1,312,482
Total Assets	$1,391,906	$1,423,608

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$915,920	$804,623
Notes payable related parties and accrued interest-current	2,058,845	1,946,315
Notes payable unrelated party and accrued interest-current	600,892	594,161
Total Current Liabilities	3,575,657	3,345,099

Long-Term Liabilities:
Deferred tax liabilities -long-term	320,329	320,329
Total Long-Term Liabilities	320,329	320,329
Total Liabilities	3,895,986	3,665,428

Commitments and Contingencies: ( Note 4 )

Stockholders’ Equity:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 15,000 shares at March 31, 2024, and December 31, 2023 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued and outstanding 48,826,864 shares at March 31, 2024 and December 31, 2023.	4,884	4,884
Additional paid-in capital	8,550,510	8,550,510
Accumulated deficit	(11,059,476)	(10,797,216)
Total Stockholders’ Deficit	(2,504,080)	(2,241,820)
Total Liabilities and Stockholders’ Deficit	$1,391,906	$1,423,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenues, net	$5,450	$5,552
Cost of sales	—	(2,351)
Gross Profit	5,450	3,201

Operating Expenses:
Sales and marketing	9,591	18,781
Compensation	82,970	137,783
Professional fees	116,983	142,433
Product development	—	33,725
Other general and administrative	28,891	114,721
Total Operating Expenses	238,435	447,443
Operating Loss	(232,985)	(444,242)

Other Income (Expenses):
Other income	4	—
Interest expense, net	(29,263)	(22,433)
Total Other Income (Expenses), net	(29,259)	(22,433)

Loss Before Income Taxes	(262,244)	(466,675)

Income Tax (Benefit) Expense	16	—

Net Loss	$(262,260)	$(466,675)

Net Loss per Common Share
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

 FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND MARCH 31, 2023

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2022	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)
Net Loss	—	—	—	—	—	—	—	(466,675)	(466,675)
Balance at March 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,567,452)	$(1,012,056)

Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,797,216)	$(2,241,820)
Net Loss	—	—	—	—	—	—	—	(262,260)	(262,260)
Balance at March 31, 2024	15,000	$2	—	—	48,826,864	$4,884	$8,550,510	$(11,059,476)	$(2,504,080)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(262,260)	$(466,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,581	—
Noncash lease expense	—	16,922
Accrued interest added to notes payable related and unrelated parties	29,261	21,785
(Increase) decrease in accounts receivable, net	—	5,564
(Increase) decrease in inventories	—	8,261
Decrease in prepaid expenses	(6,652)	1,553
Decrease in deposits	—	11,148
Increase in accounts payable and accrued liabilities	111,297	158,830
Decrease in operating lease liabilities	—	(18,603)
Net cash used in operating activities	(124,773)	(261,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	90,000	224,150
Net cash provided by financing activities	90,000	224,150

Net Decrease in Cash	(34,773)	(37,065)
Cash at Beginning of Period	36,466	61,463
Cash at End of Period	$1,693	$24,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2024, and results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2024 and 2023. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on March 29, 2024.

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

As of March 31, 2024, the Company had negative working capital of $3,535,622, an accumulated deficit of $11,059,476, a cash balance of $1,693, short- term notes payable of $2,659,737 and $320,329 of long-term liabilities for deferred taxes. Further, during the three months ended March 31, 2024, the Company incurred a net loss of $262,260 and used cash in operations of $124,773.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. We are seeking alternative sources of liquidity, including but not limited to debt or equity funding through issuance of securities, or other alternative financing measures. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us. An economic recession or a slow recovery could adversely affect our business and liquidity. The lack of operating income from products and the financial condition of the Company are also hindering efforts to locate working capital funding. The Company is also pursuing a merger or acquisition with a private operating company as a means of improving the financial condition and prospects of the Company, but the Company has not located a potential candidate as of the date of this Form 10-Q. There can be no assurance that the Company will be able to locate and consummate any transaction to improve its liquidity condition.

Certain directors have provided necessary funding including a working capital line to support the Company’s cash needs through this period of revenue development, but this funding is limited in amount and frequency. Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, or finds and consummates an alternative transaction to improve its financial condition, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this Form 10-Q.

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

The Company’s products have been typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these consolidated financial statements, the Company’s future product development effort is focused on the development of a “Connected Surfaces” portfolio. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The Company has finalized development of a kitchen appliance, the “Connected Chef”, which is a purpose-built tablet with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms. The Connected Chef is not yet in production and has not produced any pre-production sales orders or revenues as of the three months ended March 31, 2024. The Company would have to raise funding to pay for the production and acquisition of inventory for any Connected Chef orders, which funding may not be possible to raise in light of the financial condition of the Company.

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

Inventories

The Company’s inventory, which consisted of finished Thin Cast Smart Mirror products for resale to consumers by Capstone, was recorded at the lower of landed cost (first-in, first-out) or net realizable value. The Company writes down its inventory balances for estimates of excess and obsolete amounts. During the fourth quarter of 2023, Management reviewed the valuation of inventory on hand and decided to write off all Smart Mirror inventory as of December 31, 2023, resulting in a $133,775 reduction in inventory to bring the balance to $0 and a corresponding expense to cost of sales. The write off of the remaining inventory was due to lower than expected sales of the Smart Mirrors coupled with limited working capital to advance marketing efforts.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996, and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. There was no impairment charge for the period ended March 31, 2024 or March 31, 2023.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of March 31, 2024 and 2023. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2024 and 2023, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 408,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2024 and 608,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2023.

Revenue Recognition

The Company has generated revenue from developing, marketing and selling consumer products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting as well as Internet-of-Thing devices and will have different functionalities. Capstone currently operates in the consumer electronic products category in the Unites States and in specific overseas markets. These products may be offered either under the Capstone brand or a private brand. The Company does not have a product line that is generating revenues as of the date of the filing of this Form 10-Q.

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

The Company recognized lighting product revenue when the Company’s performance obligations as per the terms in the customers purchase order have been fully satisfied, specifically, when the specified product and quantity ordered has been manufactured and shipped pursuant to the customers requested ship window, when the sales price as detailed in the purchase order is fixed, when the product title and risk of loss for that order has passed to the customer, and collection of the invoice is reasonably assured. This means that the product ordered and to be shipped has gone through quality assurance inspection, customs and commercial documentation preparation, the goods have been delivered, title transferred to the customer and confirmed by a signed cargo receipt or bill of lading. Only at the time of shipment when all performance obligations have been satisfied will the judgement be made to invoice the customer and complete the sales contract.

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Revenues	% of Revenue	Revenues	% of Revenue
Smart Mirror Products- U.S.	5,450	100%	5,552	100%
Total Net Revenue	$5,450	100%	$5,552	100%

We provide our wholesale customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

Smart Mirror customer orders were shipped within one to two days of receipt. Revenue was recorded upon processing of the sale with a third-party merchant processor such as Stripe or Amazon Pay. Lighting Product customer orders received are not long-term orders and are typically shipped within six months of the order receipt, but certainly within a one-year period.

Our Smart Mirror customers were charged when executing the e-commerce purchase. We do not have extended payment terms for our Smart Mirror customers. Our Lighting Product payment terms varied by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers and which country their corporate office is located. The time between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. To ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer.

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $840 and $10,000 for the three months ended March 31, 2024 and 2023, respectively.

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

For the online Smart Mirror customers, the product has a One Year Limited Warranty. The purchaser must register the product within 30 days from date of purchase with specific product information to activate the warranty. Capstone warrants the product to be free from defects in workmanship and materials for the warranty period. If the product fails during normal and proper use within the warranty period, Capstone at its discretion, will repair or replace the defective parts of the product, or the product itself.

We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue. The Company accrued warranty liability of $0 as of March 31, 2024 and $347 as of March 31, 2023.

Sales and Marketing

Sales and marketing costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Sales and marketing expenses were $9,591 and $8,699 for the three months ended March 31, 2024, and 2023. Due to declining revenues, and the end of the LED product line as a revenue source, the Company reduced advertising and promotion expenses in 2024.

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

For the three months ended March 31, 2024, and 2023, product development expenses were $0 and $33,725, respectively. The first quarter 2023 expenses were related to the development of the Connected Chef, expanding the Connected Surfaces product portfolio.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of March 31, 2024, and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
Accounts payable	$29,243	$69,267
Accrued warranty reserve	—	1,200
Accrued compensation and deferred wages customer deposits.	857,763	734,156
Customer deposits and other liabilties	28,914	—
Total	$915,920	$804,623

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

Stock-based compensation expense recognized during each of the three months ended March 31, 2024, and 2023 was $0.

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

Adoption of New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU) 2016-13, “Financial Instruments – Credit Losses. This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the effective date of this ASU was deferred until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASC 326 on January 1, 2023, and ASC 326 did not have a material impact on its condensed consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASC 280 on January 1, 2024, and ASC 280 did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of March 31, 2024 and December 31, 2023, the Company had approximately $0, respectively, in excess of FDIC insurance limits.

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

Major Customers

The Company did not have any major customers during the three months ended March 31, 2024 and 2023.

Major Vendors

The Company did not have any major vendors during the three months ended March 31, 2024 and 2023.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors Stewart Wallach and Jeffrey Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 with an original maturity of April 2023. Under this agreement the interest terms are 5% based on a 365- day year. The note payable is due on September 13, 2024. As of March 31, 2024, the principal outstanding and accrued interest is $1,020,000 and $125,055, respectively.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors Stewart Wallach (through Group Nexus, a company controlled by Mr. Wallach), Jeffrey Postal, and Mouhaned Khoury, a natural person. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum, maturing November 1, 2024. These loans may be prepaid in full or partially without any penalty. As of March 31, 2024, the principal outstanding and accrued interest is $600,000 and $57,619, respectively.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Director Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing November 1, 2024. As of March 31, 2024, the principal outstanding and accrued interest is $50,000 and $3,664, respectively.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement is 18 months and principal accrues simple interest at a rate of 5 percent per annum, maturing June 1, 2024. The loan may be prepaid in full or partially without any penalty. As of March 31, 2024, the principal outstanding and accrued interest is $50,000 and $3,336, respectively.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director Stewart Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 15, 2024. The loan may be prepaid in full or partially without any penalty. As of March 31, 2024, the principal outstanding and accrued interest is $40,000 and $2,482, respectively.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director Stewart Wallach to provide funding for daily operations. Total funding under the agreement amounted to $632,500 as of March 31, 2024. Principal accrues simple interest at a rate of 5 percent per annum, maturing June 15, 2024. The loan may be prepaid in full or partially without any penalty. See Note 6. As of March 31, 2024, the principal outstanding and accrued interest is $632,500 and $24,561, respectively.

On January 16, 2024, the Company negotiated a Working Capital Funding agreement with Director Jeffrey Postal to provide $50,000 in funding for daily operations. accrues simple interest at a rate of 5 percent per annum, maturing August 15, 2024. The loan may be prepaid in full or partially without any penalty. As of March 31, 2024, the principal outstanding and accrued interest is $50,000 and $521, respectively.

As of March 31, 2024 and December 31, 2023, the Company had a total of $2,442,500 and $2,352,000, of outstanding principal respectively, on the above referenced funding agreements, which includes accrued interest of $217,237 and $187,974, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

Schedule for notes payable to related party

	Notes Payable
	March 31, 2024	December 31, 2023
Current portion of notes payable and accrued interest, related parties	$2,058,843	$1,946,315
Current portion of notes payable and accrued interest, unrelated parties	600,892	594,161
Total notes payable principal and accrued interest	2,659,739	2,540,476
Less accrued interest	(217,237)	(187,974)
Total notes payable	$2,442,498	$2,352,502

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

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the three months ended March 31, 2024 and 2023, amounted to $958 and $54,867, respectively.

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

Beginning in 2020 and through 2024, executive salaries and consulting fees have been deferred from time to time to conserve cash flow. Deferrals amounted to $857,762 and $734,156, as of March 31, 2024 and December 31, 2023, respectively, and are included in accounts payable and accrued liabilities.

There is a provision in Mr. Wallach’s employment agreement, if his employment is terminated by death or disability or without cause, the Company is obligated to pay to his estate or him, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to: the sum of twelve (12) months base salary at the rate he was earning as of the date of termination and (b) the sum of “merit” based bonuses earned by the him during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to Mr. Wallach, from the effective Termination date, will be paid out bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay his health and dental insurance benefits for 6 months starting at the Executives date of termination. If he had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against his severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

The Company did not accrue for benefits owed at the time of death or disability as it is not probable as of the period ended December 31, 2023.

The following table summarizes potential payments upon termination of employment :

	Salary Severance	Bonus Severance	Gross up Taxes	Benefit Compensation	Grand Total
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721

Directors Compensation

On July 5, 2022, the Board voted to suspend granting compensation to the independent directors for the remainder of the fiscal year 2022. There have been no payments to the Board of Directors during the period ended March 31, 2024.

NOTE 5 - STOCK TRANSACTIONS

Stock Purchase Agreements

On April 5, 2021, the Company entered into a Private Equity Placement with five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares (“Shares”) of its common stock, $0.0001 par value per share, (“common stock”) for an aggregate purchase price $1,498,000. The five unrelated investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement was used to purchase start up inventory for the Company’s Smart Mirror product line, as well as for advertising and working capital. Under the SPA, each investor is granted five-year piggyback, ‘best efforts’ registration rights with no penalties. The Shares are ‘restricted securities” under Rule 144 of the Securities Act and are subject to a minimum six month hold period. Based on representations made to the Company, the five investors do not constitute a “group” under 17 C.F.R. 240.13d-3 and have purchased the Shares solely as an investment for each investor’s own account. No individual investor owns more than 2% of the issued and outstanding shares of common stock. The issuance of the securities was made in reliance upon Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act.

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

As of March 31, 2024 and December 31, 2023, the Company had 199,733 warrants outstanding.

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

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors Stewart Wallach and Jeffrey Postal (“Lenders”). In consideration for the Lenders allowing for loan advances under the loan agreement, a below market rate of interest and the loan made on an unsecured basis, as payment of a finance fee for the loan, the Company issued a total of 7,500 shares of B-1 Convertible Preferred Stock to each of the Lenders. Each preferred share converts into 66.66 shares of common stock at option of Lender. The Preferred Shares and any shares of common stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended.

The B-1 shares have a liquidation preference of $1.00 per share or $15,000 as of March 31, 2024.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of March 31, 2024, there were 408,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $0.456 and have a weighted average contractual term remaining of 0.88 years. During the three months ended March 31, 2024, there were no stock option grants, exercises, or forfeitures and no stock based compensation expense.

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

As of March 31, 2024, a total of 816,167 shares of the Company’s common stock has been repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

NOTE 6 - SUBSEQUENT EVENTS

Extension of Working Capital Notes Payable

On April 30, 2024, the $600,000 Working Capital Funding Agreement note payable with three note holders was amended, extending the maturity date from May 1, 2024 to November 1, 2024. All other terms remain unchanged (see Note 3).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2023 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the any pandemic or similar event, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2023 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

●	Failure of e-commerce marketing and sales initiatives to counter reduced sales of products in retail brick-and-mortar or to elicit consumer interest in our Connected Surface product line.
●	Adverse general economic and related factors, such as fluctuating or increasing levels of unemployment, declines in the securities and real estate markets, and perceptions of these conditions that decrease the level of disposable income of consumers or consumer confidence and the impact of inflationary cost increases to disposable income. Heightened inflation in the United States in 2023 and into 2024 may further adversely impact consumers’ willingness to purchase products like our Connected Surfaces products.
●	The spread of global epidemics, pandemics, and viral outbreaks and resulting economic and other impact of a new global epidemic or pandemic.
●	Our anticipated need for additional, potentially ongoing funding or financing, which may not be available on favorable terms, or at all, and may be dilutive to existing shareholders.
●	Our ability to raise sufficient capital or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern.

●	The risks and increased costs associated with production of products in foreign nations and shipment to U.S. customers.
●	Fluctuations in foreign currency exchange rates and impact of inflation in the U.S. and abroad.
●	Our expansion into and investments in new product categories and any inability to establish the Connected Surface product line or a new product or business line as a viable primary revenue source in 2024.
●	Our inability to obtain adequate insurance coverage.
●	Our expansion into and investments in new product categories and any inability to establish the Connected Surface product line or a new product or business line as a viable primary revenue source in 2024.
●	Volatility and disruptions in the credit and financial markets, which may adversely affect our ability to borrow or obtain funding.
●	Our inability to recruit or retain qualified personnel or the loss of key personnel.
●	Our inability to keep pace with developments in technology and changes in consumer preferences.
●	Other factors are set forth under “Risk Factors” in our 2023 Annual Report.

It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown as of the date of the filing of this Form 10-Q.

The challenge facing the Company is to establish a new profitable product line, whether the Connected Chef or another product line, before the cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company.

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

The Connected Chef, a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The Connected Chef was ready for formal introduction in quarter four of 2023, and Management is actively marketing the Connected Chef tablet to appliance manufacturers and distributors, but the product has no purchase commitments from retailers as of the date of the filing of this Form 10-Q. Further, the Company will have to raise funding to fund production costs and inventory acquisitions, which funding may not be available to the Company.

The Company will require third party funding to cover operating overhead and to resume efforts to fund its marketing and product launch campaigns. The future growth will be directly impacted by the level of exposure, messaging and distribution capabilities. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided short-term funding to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or Connected Chef program marketing and inventory as well as possible enhancements in functions demanded by the consumers.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Our business operations and financial performance for the three months ended March 31, 2024 continued to be adversely impacted the poor sales of the Smart Mirrors. For the three months ended March 31, 2024 and 2023, the Company reported a $102 or 2% decrease in net revenue from $5,552 in 2023 to $5,450 in 2023. The net loss for the three months ended March 31, 2024 and 2023 was $262,260 as compared to $466,675 in 2023. During the three months ended March 31, 2024 and 2023 the Company used in operating activities approximately $125,000 of cash in 2024 and $261,000 in 2023. The decrease in net cash used in operations primarily relates to decrease in right of use operating lease expense for the non-renewal of the office lease, and decreases in inventory, accounts payable balances during 2024.

As of March 31, 2024, the Company has negative working capital of approximately $3,535,000 and an accumulated deficit of $11,060,000. The Company’s cash balance decreased by approximately $35,000 from $36,000 as of December 31, 2023 to $2,000 as of March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, if the Connected Surfaces program is not accepted by consumers, then the lack of revenue would have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The Company reviews alternatives to its current business approach, including, without limitation, sale of the public company or merger of the Company with a private operating company and other common strategic alternatives to a company facing business and financial challenges and uncertainties such as ours. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Director and Chief Executive Officer, Stewart Wallach, has funded working capital since 2022 as the Company navigates these challenges. Total working capital note proceeds received as of the date of this filing are $632,500. The note payable accrues simple interest at a rate of 5 percent per annum, matures June 15, 2024, with the ability for the Company to request a 90-day extension.

Our Current Strategy

The Company’s looking forward strategy is focused on developing a new Connected Surfaces product, the Connected Chef, that can generate sufficient revenues to sustain the Company’s operations or alternatively, locate a new business line that can accomplish sustainability of operations. These efforts will depend on having adequate working capital from funding to establish a new product line or business line and adequate cash flow from product sales. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead or to pursue or establish a new product lines or a new business line or new business line. We have not achieved adequate funding as of the date of the filing of this Form 10-Q report and we may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead. The lack of adequate, timely and affordable funding may undermine the efforts of the Company to establish a revenue stream from the Connected Chef product line and efforts to sustain Company operations.

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

The Company’s existing product roadmap outlines a plan for an additional product launch in Q2 of 2024, branded the “Connected Chef”, a kitchen appliance item, which is a purpose-built tablet integrated into a multi-purpose cutting board and designed to safely deliver and access content on mobile and web based platforms a kitchen utility item.  The Company received Google Mobile Service (“GMS”) approval during 2023 which allows the tablet integrated in the Connected Chef to operate the Android Operating System and pre-install Google’s proprietary applications such as Chrome, Drive, Gmail, Playstore, Youtube directly through the Connected Chef tablet (“Google” is a trademark of Google LLC, a subsidiary of Alphabet, Inc., a SEC reporting company). Youtube food videos have reportedly generated nearly 51 billion views. Rather than using and sharing recipes on one’s smartphone in the kitchen, recipes can be looked up directly using the users preferred search engine (like, Chrome). With access to content online with millions of cooking and food related websites and videos as well as tutorials and cooking classes all in one place the Connected chef™ becomes a digital recipe bookshelf. The Connected Chef™ also provides a cleaner and safer appliance in the cooking area. A smartphone is covered in germs as it is carried everywhere throughout the day, a smartphone has 25,127 bacteria per square inch. Smartphones harbor more than 3 times the number of germs than doorknobs, 8643 bacteria per sq inch. The Connected Chef is designed to become an anchor in the digital kitchen. The design is aimed at tastefully styled and coupled with excellent quality in order to appeal to the discerning eye while maintaining affordability for mainstream use.

The Company believes the Connected Chef program could leverage existing relationships with its traditional retail partners and collectively contribute organic growth for the Company, as well as serving as a basis for partnering with appliance manufacturers and distributors. The ability of the Company to promote any of its Connected Surface products and any new, related “connected” consumer products will depend on securing adequate, affordable and timely funding from lenders and investors. As of the date of the filing of this Form 10-Q report, the Company has not secured that funding. Chief Executive Officer and Director Stewart Wallach has been providing interim financing of basic operations while the Company pursues other financing options for new product development and marketing.

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

Perceived Weaknesses

The Company lacks a product line generating revenues sufficient to sustain operations. The Company’s lack of a product line generating sufficient revenue to support operations and lack of sufficient working capital funding have delayed the extensive marketing, beyond marketing efforts of Management, of its new proposed product line, The Connected Chef.

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

In the past and with any new product line or new business line, the Company’s products will face the risk of new technologies or functionalities shifting consumer demand away from the products produced by the Company. The Company may lack the financial resources or ability to license or acquire new technologies or functionalities in demand by consumers, which failure may undermine the commercial viability of Company’s product line. The financial condition of the Company may also discourage potential purchasers of a new product line.

The product launch of the Smart Mirrors did not meet projected revenue goals for 2023 or the first quarter of 2024. The Company’s investment in e-commerce marketing did not produce desired sales or market penetration for Connected Surfaces Smart Mirror. These factors coupled with a lack of bulk orders from Big Box retailers left the Company without a viable product line and a revenue generating source sufficient to sustain the Company.

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

Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions are considered, including mergers, asset purchases or sales and diversification or change in business lines. The financial condition of the Company has prompted an enhanced consideration and search for a significant corporate transaction, including, without limitation, a possible merger and acquisition transaction or reorganization to sustain operations or to acquire a new business line that can support company operations. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, and the Company being in transition from a declining product line and not yet establishing a profitable product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market and being a “penny stock”, the Company may be unable to consummate a significant corporate transaction that sustains operations or creates a new viable product line or business line.

Products and Customers

Current product lines under development as of this Form 10-K report are as follows:

●	Connected Surfaces – Connected Chef, a purpose-built kitchen appliance tablet, which is a unique form factor with Google GMS operating system, with an integrated platform for cooking accessories,
i.e.: cutting board.

The following product lines that are discontinued for manufacturing, but available for sale as of the date of this Form 10-Q report are as follows:

●	LED Lighting and Smart Mirror product line

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

Sales and Marketing

We use direct sales by our Chief Executive Officer and sales agents to sell our products, which effort includes direct sales to Big Box and home-goods chain retailers. Company’s e-commerce initiatives have not provided significant sales as of first quarter of 2024.

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

In the three months ended Marth 31, 2024, and 2023, the Company had no major customers.

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

Section 1502 of Title XV of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires SEC-reporting companies to disclose annually whether any conflict minerals are necessary to the functionality or production of a product. Based on our inquiries to our manufacturers, we do not believe as of the date of such inquiries that any conflict minerals are used in making our products. As of the date of the filing of this Form 10-Q, the Company has no products in production.

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

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

●	hurricanes, fire, flood and other natural disasters

●	power outage

●	internet, computer system, telecommunications or data network failure Hacking as well as malware, computer viruses, ransomware and similar malicious software code

●	Cybersecurity. The Company did not experience any cybersecurity incidents in the fiscal quarter ended March 31, 2024.

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations.

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2024, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

Revenue is derived from sales of our Connected Surfaces Smart Mirrors. Previous to 2024, the Company derived revenue from consumer home LED lighting for both indoor and outdoor applications while the Smart Mirrors were sold directly to consumers via e-commerce efforts. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. Our sales are to the U.S. market which in 2024 represented 100% of revenues and we expect to the U.S Market to continue to be the major source of revenue for the Company. Net revenue also includes the cost of instant rebate coupons, promotional coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims and freight allowances. On December 31, 2023, we expensed all remaining Smart Mirror inventory one hand. As a result, the $5,450 of revenues occurring in 2024 did not have cost of goods sold associated with them.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended March 31, 2024, Compared to Three Months Ended March, 2023
(In Thousands)
	March 31, 2024		March 31, 2023
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$5	100%	$5	100%
Cost of sales	—	—	(2)	(33)%
Gross Profit	5	100%	3	50%
Operating Expenses:
Sales and marketing	9	200%	18	317%
Compensation	83	1660%	138	2300%
Professional fees	117	2340%	142	2367%
Product development	—	—	34	567%
Other general and administrative	29	580%	115	1917%
Total Operating Expenses	238	4760%	447	7450%
Operating Loss	(233)	(4660)%	(444)	(7400)%
Other Income (Expense):
Other income	—	—%	—	—%
Other expense	(29)	(580)%	(22)	(367)%
Total Other Income (Expense)	(29)	(580)%	(22)	(367%
Loss Before Tax Benefit	(262)	(5240)%	(466)	(7783)%
Income Tax (Expense)	—	—%	—	—
Net Loss	$(262)	(5240)%	$(466)	(7783)%

Net Revenues

Our business operations and financial performance for the quarter ended March 31, 2024, reflected slow e-commerce sales for the Smart Mirror. Executive management are actively pursuing appliance manufacturers and distributors for the new Connected Chef product, but the product has no purchase commitments from retailers as of the date of this Form 10-Q. Further, the Company will have to raise funding to fund production costs, which funding may not be available to the Company.

Net revenues for the three months ended March 31, 2024, were $5,450, a decrease of $102 or 2% from $5,552 in the same period 2023.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2024		March 31, 2023
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Smart Mirror Products- U.S.	5,450	100%	5,552	100%
Total Revenue	$5,450	100%	$5,552	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended March 31, 2024, and 2023, was $5,450 and $3,201, respectively, a decrease of $2,249 from the previous year. Gross Profit as a percent of revenue was 100% in the first quarter 2024 as compared to 50% in the same quarter 2023, due to the Smart Mirror inventory expensed in total as of December 31, 2023.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses in the first quarter of 2024 in accordance with the low Smart Mirror e-commerce sales, as denoted further. Last year’s poor performance of e-commerce sales for the Smart Mirror proved to Executive Management that e-commerce was not the ideal market for the Smart Mirror product. Focus of sales and marketing efforts are with appliance manufacturers and distributors for the new

Connected Chef product.

Sales and Marketing Expenses

For the three months ended March 31, 2024, and 2023, sales and marketing expenses were approximately $10,000 and $19,000, respectively, a decrease of $9,000 or 50%. The Company made concerted efforts to reduce operating expenses in accordance with the low Smart Mirror e-commerce sales.

Compensation Expenses

For the three months ended March 31, 2024, and 2023, compensation expenses were approximately $83,000 and $138,000 respectively, a decrease of $55,000 or 40%. The Company has reduced workforce to essential employees as it works to launch the Connected Chef.

Professional Fees

For the three months ended March 31, 2024, and 2023, professional fees were approximately $117,000 and $142,000 respectively, a decrease of $25,000 or 18%.

Product Development Expenses

For the three months ended March 31, 2024, product development expenses were approximately $0 as compared to $34,000 in 2023, a reduction of $34,000 or 100%. During the first quarter 2023, fees were incurred testing and certification of the Connected Chef which were not incurred first quarter 2024.

 Other General and Administrative Expenses

For the three months ended March 31, 2024, other general and administrative expenses were approximately $29,000 as compared to $115,000 in 2023 for a reduction of $86,000 or 75%. Rent expense, operating overhead and travel costs were reduced as part of the reduction in nonessential expenses during 2024.

Total Operating Expenses

For the three months ended March 31, 2024, and 2023, total operating expenses were approximately $238,000 and $447,000, respectively, a decrease of approximately $209,000 or 47%.

Operating Loss

For the three months ended March 31, 2024 and 2023, the operating loss was approximately $233,000 and $444,000, respectively, a decreased loss of $211,000 or 48%.

Total Other Income (Expense), net

For the three months ended March 31, 2024, and 2023, other income (expense) was ($29,000), net as compared to ($22,000) for 2023.

Net Loss

For the three months ended March 31, 2024 the net loss was approximately $262,000 compared to a net loss of $467,000 in the same period 2023, a decreased loss of $204,000 of 44%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the three months ended March 31, 2024.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of March 31, 2024, and December 31, 2023, was approximately $1,700 and $36,000 respectively, a decrease of approximately $34,000.

Summary of Cash Flows	For the Three Months ended March 31,
	2024	2023
(In thousands)
Net cash used in:
Operating Activities	$(125)	$(261)
Investing Activities	—	—
Financing Activities	90	224
Net decrease in cash	$(34)	$(37)

As of March 31, 2024, the Company’s working capital deficit was approximately $3,535,000. Current assets were approximately $40,000 and current liabilities were approximately $3,575,000 and include:

●	Accounts payable of approximately $29,000 due vendors and service providers.

●	Accrued expenses of approximately $858,000 in deferred wages and $29,000 in customer deposits.

●	Note payable related and unrelated parties with accrued interest of approximately $858,000.

Cash Flows used in Operating Activities

Cash used in operating activities in the three months ended March 31, 2024, and 2023 was approximately $125,000 and $261,000, respectively, a decrease of $136,000 compared to last year.

Cash Flows used in Investing Activities

Cash used in investing activities in the three months ended March 31, 2024, and 2023 was $0, respectively.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 and 2023, was approximately $90,000 and $224,000, respectively.

As of March 31, 2024, and December 31, 2023, the Company had outstanding notes payable $2,659,000 and $2,540,000 which includes accrued interest of $217,237 and $188,000, respectively.

Directors and Officers Insurance

The Company currently has Directors and Officers liability insurance, and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our factories are located in mainland China and Thailand.

During 2024 the average exchange rate between the U.S. Dollar and Chinese Yuan have been relatively stable approximately RMB 6.86 to U.S. $1.00.

The average exchange rate between the U.S. Dollar and Thai Baht has been relatively stable at approximately Baht 34.00 to U.S. $1.00.

Operating expenses in Hong Kong are historically paid in either Hong Kong dollars or U.S. dollars. There were no expenses for Hong Kong operations during the first quarter of 2024.

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

The Company’s manufacturing is conducted in China and Thailand. Consequently, when products are being produced, the Company is subject to a number of significant risks associated with manufacturing in overseas, including:

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

Interest Rate Risk: The Company does not have significant interest rate risk during the three month period ended March 31, 2024. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to our internal control over financial reporting during the first quarter of 2024, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2023 Annual Report (as amended or revised by the Risk Factors set forth in this Form 10-Q reflecting the worsening financial condition of the Company in 2024). You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company has insufficient revenues to support its basic operating overhead and relies on funding from a director and senior officer to pay basic operating overhead. The Company may be unable to sustain operations through 2024 without continued financial support from the directors and senior officer or investment or funding from a third party. There can be no assurance that the Company can obtain sufficient funding to sustain operations through 2024. The financial difficulties of the Company severely hamper the pursuit of Connected Surface products and any new business lines and new products.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain further financing. Our public auditor’s report for the 2023 Annual Report stated that the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit, and these and other  factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

There may be risks that are not presently material or known and not discussed in this Form 10-Q or other SEC filings. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, war, government regulation (including tax regulation), employee attraction and retention, and customers inability or refusal to pay for the products and services provided by the Company. There are also risks associated with the occurrence of extraordinary events, such as COVID-19 pandemic re-emerging due to new virus variants, terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods). These factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2022, 2023 and continuing into 2024, an investment in our common stock involves a very high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q Report and other SEC filings, before making an investment decision. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Statement Regarding Forward-Looking Statements above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended March 31, 2024.

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

Dated: May 14, 2024

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Interim Chief Financial Officer
Principal Financial Executive and Accounting Officer

