Form 10-Q
period 2024-06-30
CAPSTONE COMPANIES, INC.
filed 2024-08-13
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024,  the Company had 48,826,864 shares of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

As used in this Form 10-Q Quarterly Report for the fiscal period ending June 30, 2024 (“Form 10-Q Report” or “Form 10-Q”), “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) caused by COVID-19. “Company”, “Capstone”, “we, “our”, and “us” refers to Capstone Companies, Inc. and its subsidiaries, unless context indicates just Capstone Companies, Inc.

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

We may use “FY” to mean “fiscal quarter” and “Q” to mean fiscal quarter ended June 30, 2024.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Six Months Ended June 30, 2024

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
Assets:	(Unaudited)
Current Assets:
Cash	$16,648	$36,466
Prepaid expenses	12,611	22,120
Due from affiliates	9,570	9,570
Total Current Assets	38,829	68,156

Property and equipment, net	35,808	42,970
Goodwill	1,312,482	1,312,482
Total Assets	$1,387,119	$1,423,608

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$999,383	$804,623
Accounts payable due to related party	5,922	—
Notes payable related parties and accrued interest-current	2,081,952	1,946,315
Notes payable unrelated party and accrued interest-current	607,623	594,161
Total Current Liabilities	3,694,880	3,345,099

Long-Term Liabilities:
Deferred tax liabilities -long-term	320,329	320,329
Total Long-Term Liabilities	320,329	320,329
Total Liabilities	4,015,209	3,665,428

Commitments and Contingencies: ( Note 4 )

Stockholders’ Equity:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 15,000 shares at June 30, 2024, and December 31, 2023 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued and outstanding 48,826,864 shares at June 30, 2024 and December 31, 2023.	4,884	4,884
Additional paid-in capital	8,550,510	8,550,510
Accumulated deficit	(11,183,486)	(10,797,216)
Total Stockholders’ Deficit	(2,628,090)	(2,241,820)
Total Liabilities and Stockholders’ Deficit	$1,387,119	$1,423,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues, net	$137,818	$26,645	$143,268	$32,197
Cost of sales	(38,019)	(33,743)	(38,019)	(36,093)
Gross Profit	99,799	(7,098)	105,249	(3,896)

Operating Expenses:
Sales and marketing	7,812	37,631	17,403	56,412
Compensation	70,460	123,213	153,430	260,996
Professional fees	77,452	85,655	194,435	228,089
Product development	1,903	17,614	1,903	51,339
Other general and administrative	35,527	93,480	64,418	208,201
Total Operating Expenses	193,154	357,593	431,589	805,037
Operating Loss	(93,355)	(364,691)	(326,340)	(808,933)

Other Income (Expenses):
Other income	—	63,973	4	63,973
Interest expense, net	(29,837)	(23,584)	(59,100)	(46,017)
Total Other Income (Expenses), net	(29,837)	40,389	(59,100)	17,956

Loss Before Income Taxes	(123,192)	(324,302)	(385,436)	(790,977)

Income Tax Expense	818	800	834	800

Net Loss	$(124,010)	$(325,102)	(386,270)	(791,777)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.01)	(0.01)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864	48,826,864	48,826,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

 FOR THE SIX MONTHS ENDED JUNE 30, 2024, AND JUNE 30, 2023

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)
Net Loss	—	—	—	—	—	—	—	(466,675)	(466,675)
Balance at March 31, 2023	15,000	2	—	—	48,826,864	4,884	8,550,510	(9,567,452)	(1,102,056)
Net Loss	—	—	—	—	—	—	—	(325,102)	(325,102)
Balance at June 30, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,892,554)	$(1,337,158)

Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,797,216)	$(2,241,820)
Net Loss	—	—	—	—	—	—	—	(262,260)	(262,260)
Balance at March 31, 2024	15,000	2	—	—	48,826,864	4,884	8,550,510	(11,059,476)	(2,504,080)
Net Loss	—	—	—	—	—	—	—	(124,010)	(124,010)
Balance at June 30, 2024	15,000	$2	—	—	48,826,864	$4,884	$8,550,510	$(11,183,486)	$(2,628,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(386,270)	$(791,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,162	—
Noncash lease expense	—	34,151
Accrued interest added to notes payable related and unrelated parties	59,100	48,017
Increase in accounts receivable, net	—	(12,749)
Decrease in inventories	—	35,485
Decrease in prepaid expenses	9,509	2,912
Decrease in deposits	—	24,039
Increase in accounts payable and accrued liabilities	200,681	306,834
Decrease in operating lease liabilities	—	(37,535)
Net cash used in operating activities	(109,818)	(390,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(42,970)
Net cash used in investing activities	—	(42,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	90,000	383,501
Net cash provided by financing activities	90,000	383,501

Net Decrease in Cash	(19,818)	(50,092)
Cash at Beginning of Period	36,466	61,463
Cash at End of Period	$16,648	$11,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2024, and results of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2024 and 2023. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on March 29, 2024.

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

As of June 30, 2024, the Company had negative working capital of $3,656,051, an accumulated deficit of $11,183,486, a cash balance of $16,648, short- term notes payable of $2,689,575 and $320,329 of long-term liabilities for deferred taxes. Further, during the six months ended June 30, 2024, the Company incurred a net loss of $386,270 and used cash in operations of $109,818.

For the six months ended June 30, 2024 and 2023, the Company reported a $111,000 or 346% increase in net revenue from $32,000 in 2023 to $143,000 in 2023. The increase in revenue period to period is due to a liquidation sale of the Smart Mirrors for $80,000. The net loss for the six months ended June 30, 2024 and 2023 was $386,000 as compared to $792,000 in 2023. During the six months ended June 30, 2024 and 2023 the Company used in operating activities approximately $109,000 of cash in 2024 and $390,000 in 2023. The decrease in net cash used in operations primarily relates to decrease in right of use operating lease expense for the non-renewal of the office lease, and decreases in inventory, accounts payable balances during 2024 as the company has moved to a remote work environment and decreased overhead costs significantly.

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

The Company’s products have been typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these consolidated financial statements, the Company’s future product development effort is focused on the development of a “Connected Surfaces” portfolio. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The Company has finalized development of a kitchen appliance, the “Connected Chef”, which is a purpose-built tablet with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms. The Connected Chef is not yet in production and has not produced any pre-production sales orders or revenues as of the six months ended June 30, 2024. The Company would have to raise funding to pay for the production and acquisition of inventory for any Connected Chef orders, which funding may not be possible to raise in light of the financial condition of the Company.

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

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996, and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. There was no impairment charge for the six month ended June 30, 2024 or 2023.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding as of June 30, 2024 and 2023. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2024 and 2023, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 408,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2024 and 608,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2023.

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

Direct-to-consumer orders for the Connected Surfaces Smart Mirrors were sold initially through e-commerce platforms. The Company also sold the Connected Surfaces Smart Mirror program through independent retailers. The Company only billed the customer and recognized revenue upon the customer obtaining control of the Smart Mirror order which generally occurred upon delivery.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products – U.S.	57,829	40%	—	—
Smart Mirror Products- U.S.	85,439	60%	32,197	100%
Total Net Revenue	$143,268	100%	$32,197	100%

We provide our wholesale customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

Smart Mirror customer orders were shipped within one to two days of receipt. Revenue was recorded upon processing of the sale with a third-party merchant processor such as Stripe or Amazon Pay. Lighting Product customer orders received were not long-term orders and were typically shipped within six months of the order receipt, but certainly within a one-year period.

Our Smart Mirror customers were charged when executing the e-commerce purchase. We do not have extended payment terms for our Smart Mirror customers. Our Lighting Product payment terms varied by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers and which country their corporate office is located. The time between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. To ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer. As of June 30, 2024, the Company was not actively marketing the Smart Mirror products and existing inventory was expensed as of December 31, 2023.

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $840 and $15,500 for the six months ended June 30, 2024 and 2023, respectively.

Warranties

As of June 30, 2024, the Company is not marketing or selling any products, but is focused on developing the Connected Chef as a potential new product and, as an alternative approach, acquiring or developing a new business line. Efforts to develop the Connected Chef as a new product line had not succeeded as of June 30, 2024.

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

We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue. The Company accrued warranty liability of $0 as of June 30, 2024 and $1,288 as of December 31, 2023.

Sales and Marketing

Sales and marketing costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Sales and marketing expenses were $17,403 and $56,412 for the six months ended June 30, 2024, and 2023. Due to declining revenues, and the end of the LED product line as a revenue source, coupled with ending efforts to promote the Smart Mirror in 2024, the Company reduced advertising and promotion expenses in 2024. As of June 30, 2024, the only marketing efforts by the Company have been the Company’s Chief Executive Officer seeking potential funding and pre-production purchasers of the Connected Chef.

Product Development

When the Company has a product in production our research and development team located in Thailand working with our designated factories, are responsible for the design, development, testing, and certification of new product releases. Our engineering efforts support product development across all products, as well as product testing for specific overseas markets. All research and development costs are charged to results of operations as incurred.

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

For the six months ended June 30, 2024, and 2023, product development expenses were $1,903 and $51,339, respectively. Expenses in 2023 were related to the development of the Connected Chef, expanding the Connected Surfaces product portfolio.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of June 30, 2024, and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
Accounts payable	$29,781	$69,267
Accounts payable due to related parties	5,922	—
Accrued warranty reserve	—	1,200
Accrued compensation and deferred wages	969,602	734,156
Total	$1,005,305	$804,623

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

Stock-based compensation expense recognized during each of the six months ended June 30, 2024, and 2023 was $0.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of June 30, 2024 and December 31, 2023, the Company did not have any cash deposits in excess of FDIC insurance limits.

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

Major Customers

The Company had two customers who comprised 56% and 40%, respectively, of net revenue during the six months ended June 30, 2024. The Company did not have any major customers for the six months ended June 30, 2023.

Major Vendors

The Company had one vendor from which it purchased 94% of merchandise during the six months ended June 30, 2024. The Company did not have any major vendors during the six months ended June 30, 2023.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors Stewart Wallach and Jeffrey Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 with an original maturity of April 2023. Under this agreement the interest terms are 5% based on a 365- day year. The note payable is due on September 13, 2024. As of June 30, 2024, the principal outstanding and accrued interest is $1,020,000 and $137,770, respectively.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors Stewart Wallach (through Group Nexus, a company controlled by Mr. Wallach), Jeffrey Postal, and Mouhaned Khoury, a natural person. The term of each agreement is 18 months with principal accruing a simple interest rate of 5 percent per annum, maturing November 1, 2024. These loans may be prepaid in full or partially without any penalty. As of June 30, 2024, the principal outstanding and accrued interest is $600,000 and $65,098, respectively.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Director Jeffrey Postal, a director, to provide funding for daily operations. The initial term of this agreement was 18 months and was amended to mature November 1, 2024. Principal accrues simple interest at a rate of 5 percent per annum. As of June 30, 2024, the principal outstanding and accrued interest is $50,000 and $4,288, respectively.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The initial term of this agreement was 18 months and was amended to mature November 1, 2024. Principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty. As of June 30, 2024, the principal outstanding and accrued interest is $50,000 and $3,959, respectively.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director Stewart Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature October 15, 2024. The loan may be prepaid in full or partially without any penalty. As of June 30, 2024, the principal outstanding and accrued interest is $40,000 and $2,981, respectively.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director Stewart Wallach to provide funding for daily operations. Total funding under the agreement amounted to $632,500 as of June 30, 2024. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature October 15, 2024. The loan may be prepaid in full or partially without any penalty. See Note 6. As of June 30, 2024, the principal outstanding and accrued interest is $632,500 and $31,835, respectively.

On January 16, 2024, the Company negotiated a Working Capital Funding agreement with Director Jeffrey Postal to provide $50,000 in funding for daily operations. Principle accrues simple interest at a rate of 5 percent per annum, amended to mature November 1, 2024. The loan may be prepaid in full or partially without any penalty. As of June 30, 2024, the principal outstanding and accrued interest is $50,000 and $1,144, respectively.

As of June 30, 2024 and December 31, 2023, the Company had a total of $2,442,501 and $2,352,502, respectively of outstanding principal, on the above referenced funding agreements, which includes accrued interest of $247,074 and $187,974, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	June 30, 2024	December 31, 2023
Current portion of notes payable and accrued interest, related parties	$2,081,952	$1,946,315
Current portion of notes payable and accrued interest, unrelated parties	607,623	594,161
Total notes payable principal and accrued interest	2,689,575	2,540,476
Less accrued interest	(247,074)	(187,974)
Total notes payable	$2,442,501	$2,352,502

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

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the six months ended June 30, 2024 and 2023, amounted to $2,485 and $92,925, respectively.

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

Beginning in 2020 and through 2024, executive salaries and consulting fees have been deferred from time to time to conserve cash flow. Deferrals amounted to $969,603 and $734,156, as of June 30, 2024 and December 31, 2023, respectively, and are included in accounts payable and accrued liabilities.

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

The Company did not accrue for benefits owed at the time of death or disability as it is not probable as of the period ended June 30, 2024.

The following table summarizes potential payments upon termination of employment :

	Salary Severance	Bonus Severance	Gross up Taxes	Benefit Compensation	Grand Total
Stewart Wallach	$301,521	$—	$12,600	$6,600	$320,721

Directors Compensation

On July 5, 2022, the Board voted to suspend granting compensation to the independent directors for the remainder of the fiscal year 2022. There have been no payments to the Board of Directors since the year ended December 31, 2022.

NOTE 5 - STOCK TRANSACTIONS

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

As of June 30, 2024 and December 31, 2023, the Company had 199,733 warrants outstanding.

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

The B-1 shares have a liquidation preference of $1.00 per share or $15,000 as of June 30, 2024.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of June 30, 2024, there were 408,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $0.456 and have a weighted average contractual term remaining of 0.63 years. During the six months ended June 30, 2024, there were no stock option grants, exercises, or forfeitures and no stock-based compensation expense.

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

As of June 30, 2024, a total of 816,167 shares of the Company’s common stock has been repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

NOTE 6 - SUBSEQUENT EVENTS

Extension of Working Capital Notes Payable

On July 30, 2024, the $50,000 working capital funding agreement entered into on January 16, 2024, with Director Jeffrey Postal was amended to extend the maturity date from August 15, 2024 to November 1, 2024.

On July 30, 2024, the $50,000 working capital funding agreement entered into on December 1, 2022, with Director Jeffrey Postal was amended to extend the maturity date from June 1, 2024 to November 1, 2024.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the any pandemic or similar event, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2023 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

•                     Company has no product line or operations generating revenues and has relied on loans or advances from its chief executive officer to sustain basic executive operations, which funding is not assured to fund those operations through fiscal year 2024. If Company cannot find outside funding to develop and promote a new product line or acquire a new business line in fiscal 2024, Company may lack sufficient funds to sustain operations.

•                     Company needs to find third party funding to fund development, marketing and acquisition of inventory for any new product line, and lacks such funding to market and purchase inventory for the Connected Chef, which is the only product ready for production as of June 30, 2024. Since the Company lacks hard assets, has no revenue generating operations, and significant debts, and as the Common Stock has a low market price and limited liquidity, third party funding may not be available to produce and promote a new product line.

•                     Company may be unable to acquire a new business line or acquire a new business line that is able to fund the overhead necessary to maintain the Company as a public company.

•                     The financial condition of the Company raises a substantial doubt about the Company’s ability to continue as a going concern.

•                     The significant debt obligations, while mostly owed to two of the Company’s directors, if not resolved or restructured, may pose a hinderance to developing a profitable new product line or acquisition of a new business line.

•                     The Company may be unable to restructure or resolve all or most of its debt obligations in any transaction for acquisition of a new business or business line, or to fund production and promotion of any new product line.

•                     Other risk factors are stated in Item 1A of Company’s 2023 Annual Report.

It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown as of the date of the filing of this Form 10-Q.

The challenge facing the Company is acquire a new business line, or to establish a new profitable product line, whether the Connected Chef or another product line, before the cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile. Investors may not have liquidity or desired liquidity in our common stock as an investment. With the lack of any revenues and active business line, any investment in the Company’s common stock would be highly risky.

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

The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years, as such, revenues for the LED product line have declined significantly in 2023. The Connected Surfaces is the Company’s effort to establish business in an emerging segment that is intended for future revenue growth. The smart home segment is the umbrella category in which we intend to participate with the Connected Surfaces program. The Connected Surfaces products did not achieve significant sales in 2023 – either online or through efforts to sell in bulk to brick-and-mortar, “big box” retailers and all inventory was expensed as of December 31, 2023.

The Connected Chef, is a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The Connected Chef was ready for formal introduction in quarter four of 2023, and the Company has actively marketing the Connected Chef tablet to appliance manufacturers and distributors, but the product has no purchase commitments from retailers as of the date of the filing of this Form 10-Q. Due to the lack of orders and funding, the Connected Chef is not in production. Further, the Company will have to raise funding to fund production costs and inventory acquisitions, which funding may not be available to the Company and has not been obtained as of June 30, 2024.

The Company will require third party funding to cover operating overhead and to resume any future efforts to fund its marketing and product launch campaigns. Any future revenue or growth from a new product line, if any, will be directly impacted by the level of exposure, messaging and distribution capabilities as well as the Company’s ability to fund production, inventory and shipment. Certain members of the Company’s management (“Corporate Insiders and Directors”) have provided short-term funding to support the Company’s basic operational funding needs, but there is no guarantee that this funding will continue or be adequate to fund operations or fund any continued Connected Chef program marketing and any production and inventory if sales are pre-production orders are obtained. Funding would also be required to fund any modifications or enhancements to a new product line to meet consumer demand.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the six months ended June 30, 2024 and 2023, the Company reported a $111,000 or 346% increase in net revenue from $32,000 in 2023 to $143,000 in 2023. The increase in revenue period to period is due to a liquidation sale of the Smart Mirrors for $80,000. The net loss for the six months ended June 30, 2024 and 2023 was $386,000 as compared to $792,000 in 2023. During the six months ended June 30, 2024 and 2023 the Company used in operating activities approximately $109,000 of cash in 2024 and $390,000 in 2023. The decrease in net cash used in operations primarily relates to decrease in right of use operating lease expense for the non-renewal of the office lease, and decreases in inventory, accounts payable balances during 2024 as the company has moved to a remote work environment and decreased overhead costs significantly. See Note 1.

As of June 30, 2024, the Company has negative working capital of approximately $3,656,000 and an accumulated deficit of $11,183,000. The Company’s cash balance decreased by approximately $20,000 from $36,000 as of December 31, 2023 to $16,000 as of June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Director and Chief Executive Officer, Stewart Wallach, has funded working capital since 2022 as the Company navigates these challenges. Total working capital note proceeds received as of the date of this filing are $632,500. The note payable accrues simple interest at a rate of 5 percent per annum, matures October 15, 2024, with the ability for the Company to request a 90-day extension.

Our Current Strategy

The Company’s looking forward strategy is focused on developing a new Connected Surfaces product, the Connected Chef, that can generate sufficient revenues to sustain the Company’s operations or alternatively, locate a new business line that can accomplish sustainability of operations. These efforts will depend on having adequate working capital from funding to establish a new product line or acquire a new business line and adequate cash flow from product sales or the new business line. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead or to pursue or establish a new product lines or a new business line. We have not achieved adequate funding as of the date of the filing of this Form 10-Q report and we may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead. The lack of adequate, timely and affordable funding may undermine the efforts of the Company to establish a revenue stream from the Connected Chef product line or continue operations while seeking to develop or acquire a new business line, and efforts to sustain Company operations.

As a consumer product company, the Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence and preferences, employment levels, new technologies, credit availability, costs and barriers of producing products from foreign original equipment manufacturers (“OEMs”) and commodity costs. Demand for the Company’s products is highly dependent on economic drivers such as consumer spending and discretionary income. The Company faces competition from numerous competitors in the consumer product industry, foreign and domestic, and some of those competitors have substantially greater market share, brand recognition, distribution and financial and technical resources than the Company. The Company’s strategy has historically been to develop well designed and made products that appeal to a niche market. When the Company is producing and promoting a product line, the Company relied on the production and engineering resources and technical expertise of its contract manufacturers to compensate for a lack of those resources internally. The lack of working capital hinders the ability of the Company to leverage the development, design and production capabilities of OEMs.

Due to working capital constraints, and results from prior e-commerce marketing efforts, the Company is not investing any significant funds in e-commerce marketing and promotion efforts and is re-evaluating the potential of e-commerce efforts to generate significant revenues. The Company is focusing on direct sales or a licensing agreement with appliance manufacturers and distributors with the Connected Chef product line.

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

The Company’s existing product roadmap outlines a plan for an additional product launch at the end of 2024, branded the “Connected Chef”, a kitchen appliance item, which is a purpose-built tablet integrated into a multi-purpose cutting board and designed to safely deliver and access content on mobile and web-based platforms a kitchen utility item.  The Company received Google Mobile Service (“GMS”) approval during 2023 which allows the tablet integrated in the Connected Chef to operate the Android Operating System and pre-install Google’s proprietary applications such as Chrome, Drive, Gmail, Playstore, Youtube directly through the Connected Chef tablet (“Google” is a trademark of Google LLC, a subsidiary of Alphabet, Inc., a SEC reporting company). Rather than using and sharing recipes on one’s smartphone in the kitchen, recipes can be looked up directly using the users preferred search engine (like, Chrome). With access to content online with millions of cooking and food related websites and videos as well as tutorials and cooking classes all in one place the Connected chef™ becomes a digital recipe bookshelf. The Connected Chef™ also provides a cleaner and safer appliance in the cooking area. The Connected Chef is designed to become an anchor in the digital kitchen. The design is aimed at tastefully styled and coupled with excellent quality in order to appeal to the discerning eye while maintaining affordability for mainstream use.

The Company believes the Connected Chef program could leverage existing relationships with its traditional retail partners and collectively contribute organic growth for the Company, as well as serving as a basis for partnering with appliance manufacturers and distributors. The ability of the Company to promote any of its Connected Surface products and any new, related “connected” consumer products will depend on securing adequate, affordable and timely funding from lenders and investors. As of the date of the filing of this Form 10-Q report, the Company has not secured that funding and the Connected Chef is not in production and has no pre-production orders. Chief Executive Officer and Director Stewart Wallach has been providing interim financing of basic operations while the Company pursues other financing options for new product development and marketing and sustaining Company operations.

Perceived or Essential Strengths

The Company does not have a product line in production and generating revenues as of June 30, 2024. Prior to the maturing of the LED product line in 2021-2022, Capstone believes that the following competitive strengths have traditionally served to support its business strategies:

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

Perceived Weaknesses

The Company lacks a product line generating revenues sufficient to sustain operations. The Company’s lack of a product line generating sufficient revenue to support operations and lack of sufficient working capital funding have delayed the extensive marketing, beyond marketing efforts of Management, of its new proposed product line, The Connected Chef. The Company anticipates that it may need to locate third party funding to replace or supplement the funding being provided by the Company’s chief executive officer in order to sustain operations through fiscal year 2024.

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

The product launch of the Smart Mirrors did not meet projected revenue goals for 2023 or the first half of 2024 and has since been discontinued with the remaining inventory sold in a liquidation sale during the second quarter of 2024. The Company’s investment in e-commerce marketing did not produce desired sales or market penetration for Connected Surfaces Smart Mirror. These factors coupled with a lack of bulk orders from Big Box retailers left the Company without a viable product line and a revenue generating source sufficient to sustain the Company.

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

If production of products is resumed, then Capstone’s international purchases can become more expensive if the U.S. Dollar weakens against the foreign currencies. Should the increased U.S. tariffs imposed on Chinese manufactured goods remain it may increase the cost of electronic components used in our products.

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

This product is not in production and has no pre-production orders as of June 30, 2024.

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

Over the past ten years, the Company has established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels may sell the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. The Company is actively marketing the Connected Chef to appliance manufacturers and distributors, though no letter of intent or deal terms have been executed as of the date of this Form 10-Q filing. The Company believes it has developed the scale, manufacturing efficiencies, and design expertise that serves as the foundation for aggressive pursuit of niche product opportunities in our largest consumer domestic and international markets. The Company may have to pursue a different market segment if it cannot secure adequate orders from these traditional distribution channels. With the growth of e-commerce, the Company lacks an effective e-commerce capability. Reliance on sales to brick-and-mortar retailers may not produce sufficient orders to allow the Company to become profitable or sustain operations, especially if the Company’s product line is deemed by retailers to be not appealing or in demand with consumers. The Company has a very limited product line and lacks different product lines to offer in lieu of unsuccessful, existing product lines to retailers.

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

Sales and Marketing

We use direct sales by our Chief Executive Officer and sales agents to sell our products, which effort includes direct sales aimed to Big Box and home-goods chain retailers. Company’s e-commerce initiatives have not provided significant sales as of the six months ended June 30, 2024.

Historically, and when we had a product line in production, our sales within the U.S. are primarily made by our in-house sales team and our independent sales agencies. Our independent sales agencies are paid a commission based upon sales made in their respective territories. Our sales agencies are recruited, trained and monitored by us directly. We will utilize an agency as needed to help us provide service to our retail customers as required. The sales agency agreements are generally one (1) year agreements, which automatically renew on an annual basis, unless terminated by either party on 30 days’ prior notice. Our international sales to divisions of U.S. based retailers are made by our in-house sales team.

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

In the six months ended June 30, 2024, the Company had 2 major customers.

We have utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a You Tube channel to host Smart Mirror videos and established a X account. Our Social Media marketing has not resulted in any significant sales of products. We have not been and may not be able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms, however the Company is not emphasizing Social Media marketing in 2024 due lack of results and lack of funding to pursue active Social Media marketing:

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected

INSTAGRAM2: https://www.instagram.com/capstoneconnected

PINTEREST3: https://www.pinterest.com/capstoneconnected/

LINKEDIN4: https://www.linkedin.com/company/6251882

X5 https://x.com/CAPC_Capstone

YOUTUBE6 https://www.youtube.com/channel/UCMX5W8PV0Q59qoAdMxKcAig

1 Facebook is a registered trademark of Facebook, Inc.

2 Instagram is a registered trademark of Instagram.

3 Pinterest is a registered trademark of Pinterest.

4 LinkedIn is a registered trademark of LinkedIn Corporation.

5 X is a registered trademark of X Corp.

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

Research, Product Development, and Manufacturing Activities

For products in development or production, the Company’s research and development operations based in Florida and Thailand design and engineer many of the Company’s products, with collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas. Our research and development focus typically and in 2023 included efforts to:

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

To successfully implement Capstone’s business strategy for products in production, the Company must continually improve its current products and develop new product segments with innovative imbedded technologies to meet consumer’s growing expectations. The Connected Surfaces product development is our most recent effort to achieve those expectations. The continuation of Company’s declining business and financial performance has significantly hindered or undermined efforts to establish a profitable Connected Surface product line capable of sustaining operations. Establishing the Connected Surfaces product line as a viable revenue source was intended to sustain the Company as a consumer product company, but it has not done so as of June 30, 2024. The Company will need adequate funding to establish sustain that business line and sustain corporate operations.

Raw Materials

For products being produced, the principal raw materials currently used by CAPI are sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company’s specifications and provide the necessary facilities and labor to manufacture the Company’s products. Capstone allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product and whose facility is located in the country that most benefits from the U.S. Tariff regulations. To ensure the consistent quality of Capstone’s products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures are additional to the manufacturers internal quality control procedures and performed by Quality Assurance personnel.

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

For the e-commerce and direct to consumer marketplace, the Company has developed a new website with full shopping cart capabilities. The Company has negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate. These efforts did not result in any significant product sales in first two fiscal quarters of fiscal year 2024.

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

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

●	hurricanes, fire, flood and other natural disasters

●	power outage

●	internet, computer system, telecommunications or data network failure Hacking as well as malware, computer viruses, ransomware and similar malicious software code

●	Cybersecurity. The Company did not experience any cybersecurity incidents in the fiscal quarter ended June 30, 2024.

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations.

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2024, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims and freight allowances. On December 31, 2023, we expensed for obsolescence all remaining Smart Mirror inventory one hand. As a result, the $86,289 of revenues derived from the e-commerce sales and the liquidation sale of the remaining inventory of Smart Mirrors for the six months ending June 30, 2024 did not have cost of goods sold associated with them.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product costs and fluctuations in the cost of our purchased components.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of sales representative’s commissions, advertising expense and costs related to employee’s compensation. In addition, operating expense include charges relating to product development, office and warehousing, accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
(In Thousands)
	June 30, 2024		June 30, 2023
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$138	100%	$27	100%
Cost of sales	(38)	(28)%	(34)	(126)%
Gross Profit	100	72%	(7)	(26)%
Total Operating Expenses	193	140%	357	1326%
Operating Loss	(93)	(67)%	(364)	(1352)%
Total Other Income (Expense)	(30)	(22)%	(24)	(148%
Loss Before Tax Benefit	(123)	(89)%	(324)	(1200)%
Income Tax (Expense)	(1)	1%	(1	4%
Net Loss	$(124)	(9)%	$(325)	(1204)%

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
(In Thousands)
	June 30, 2024		June 30, 2023
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$143	100%	$32	100%
Cost of sales	(38)	(27)%	(36)	(113)%
Gross Profit	(105)	(73)%	(4)	(13)%
Operating Expenses	432
Operating Loss	(326)	(228)%	(809)	(2528)%
Total Other Income (Expense)	(59)	(41)%	18	(56)%
Loss Before Tax Benefit	(385)	(269)%	(791)	(2472)%
Income Tax (Expense)	1	1%	1	3%
Net Loss	$(386)	(270)%	$(792)	(2475)%

Net Revenues

Our business operations and financial performance for the six months ended June 30, 2024, reflected slow e-commerce sales for the Smart Mirror with all of the inventory sold in a liquidation event during the second quarter. Executive management are actively pursuing appliance manufacturers and distributors for the new Connected Chef product, but the product has no purchase commitments from retailers as of the date of this Form 10-Q. Further, the Company will have to raise funding to fund production costs, which funding may not be available to the Company.

Net revenues for the three months ended June 30, 2024, were $137,000, an increase of $111,000 or 417% from $26,000 in the same period 2023.

Net revenues for the six months ended June 30, 2024, were $143,000, an increase of $111,000 or 346% from $32,000 in the same period 2023.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024		2023
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$57,829	42%	$—	—%
Smart Mirror Products- U.S.	79,990	58%	26,645	100%
Total Revenue	$137,818	100%	$26,645	100%

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$57,829	40	$—	—%
Smart Mirror Products- U.S.	85,439	60%	32,197	100%
Total Revenue	$143,268	100%	$32,197	100%

Gross Profit and Cost of Sales

Gross profit (loss) for the three months ended June 30, 2024, and 2023, was approximately $100,000 and ($7,000), respectively, an increase of $107,000 from the previous year. Gross Profit as a percent of revenue was 73% in the six months ended June 30, 2024 as compared to (26%) in the same period of 2023, due to the Smart Mirror inventory expensed as of December 31, 2023.

Gross profit (loss) for the six months ended June 30, 2024, and 2023, was approximately $105,000 and ($4,000), respectively, an increase of $109,000 from the previous year. Gross Profit as a percent of revenue was 73% in the six months ended June 30, 2024 as compared to (13%) in the same period of 2023, due to the Smart Mirror inventory expensed as of December 31, 2023.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses in the first half of 2024 in accordance with the liquidation of the Smart Mirror inventory, as denoted further. Last year’s poor performance of e-commerce sales for the Smart Mirror proved to Executive Management that e-commerce was not the ideal market for the Smart Mirror product. Focus of sales and marketing efforts are with appliance manufacturers and distributors for the new

Connected Chef product.

Sales and Marketing Expenses

For the three months ended June 30, 2024, and 2023, sales and marketing expenses were approximately $8,000 and $38,000, respectively, a decrease of $30,000 or 79%.

For the six months ended June 30, 2024, and 2023, sales and marketing expenses were approximately $17,000 and $56,000, respectively, a decrease of $39,000 or 69%. The Company made concerted efforts to reduce operating expenses in accordance with the low Smart Mirror e-commerce sales.

Compensation Expenses

For the three months ended June 30, 2024, and 2023, compensation expenses were approximately $71,000 and $123,000 respectively, a decrease of $52,000 or 43%.

For the six months ended June 30, 2024, and 2023, compensation expenses were approximately $153,000 and $261,000 respectively, a decrease of $108,000 or 41%. The Company has reduced workforce to essential employees as it works to launch the Connected Chef.

Professional Fees

For the three months ended June 30, 2024, and 2023, professional fees were approximately $77,000 and $85,000 respectively, a decrease of $8,000 or 10%.

For the six months ended June 30, 2024, and 2023, professional fees were approximately $194,000 and $228,000 respectively, a decrease of $34,000 or 15%.

Product Development Expenses

For the three months ended June 30, 2024, product development expenses were approximately $2,000 as compared to $18,000 in 2023, a reduction of $16,000 or 89%.

For the six months ended June 30, 2024, product development expenses were approximately $2,000 as compared to $51,000 in 2023, a reduction of $49,000 or 96%. During the first six months of 2023, fees were incurred testing and certification of the Connected Chef which were not incurred first six months of 2024.

Other General and Administrative Expenses

For the three months ended June 30, 2024, other general and administrative expenses were approximately $35,000 as compared to $93,000 in 2023 for a reduction of $58,000 or 62%.

For the six months ended June 30, 2024, other general and administrative expenses were approximately $64,000 as compared to $208,000 in 2023 for a reduction of $144,000 or 69%. Rent expense, operating overhead and travel costs were reduced as part of the reduction in nonessential expenses during 2024.

Total Operating Expenses

For the three months ended June 30, 2024, and 2023, total operating expenses were approximately $193,000 and $358,000, respectively, a decrease of approximately $165,000 or 46%.

For the six months ended June 30, 2024, and 2023, total operating expenses were approximately $432,000 and $805,000, respectively, a decrease of approximately $373,000 or 46%.

Operating Loss

For the three months ended June 30, 2024 and 2023, the operating loss was approximately $93,000 and $365,000, respectively, a decreased loss of $272,000 or 74%.

For the six months ended June 30, 2024 and 2023, the operating loss was approximately $326,000 and $809,000, respectively, a decreased loss of $483,000 or 60%.

Total Other Income (Expense), net

For the three months ended June 30, 2024, and 2023, other income (expense) was ($29,000), net as compared to $40,000 for 2023.

For the six months ended June 30, 2024, and 2023, other income (expense) was ($59,000), net as compared to $18,000 for 2023.

Net Loss

For the three months ended June 30, 2024 the net loss was approximately $124,000 compared to a net loss of $325,000 in the same period 2023, a decreased loss of $201,000 or 62%.

For the six months ended June 30, 2024 the net loss was approximately $386,000 compared to a net loss of $792,000 in the same period 2023, a decreased loss of $406,000 or 51%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the six months ended June 30, 2024.

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of June 30, 2024, and December 31, 2023, was approximately $16,000 and $36,000 respectively, a decrease of approximately $20,000.

Summary of Cash Flows	For the Six Months ended June 30,
	2024	2023
(In thousands)
Net cash used in:
Operating Activities	$(110)	$(391)
Investing Activities	—	(43)
Financing Activities	90	384
Net decrease in cash	$(20)	$(50)

As of June 30, 2024, the Company’s working capital deficit was approximately $3,656,000. Current assets were approximately $39,000 and current liabilities were approximately $3,695,000 and include:

●	Accounts payable of approximately $30,000 due vendors and service providers and approximately $6,000 due to a related party

●	Accrued expenses of approximately $970,000 in deferred wages.

●	Note payable related and unrelated parties of $2,440,000 with accrued interest of approximately $247,000.

Cash Flows used in Operating Activities

Cash used in operating activities in the six months ended June 30, 2024, and 2023 was approximately $110,000 and $390,000, respectively, a decrease of $280,000 compared to last year.

Cash Flows used in Investing Activities

Cash used in investing activities in the six months ended June 30, 2024, and 2023 was $0 and $43,000, respectively.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 and 2023, was approximately $90,000 and $384,000, respectively.

As of June 30, 2024, and December 31, 2023, the Company had outstanding notes payable $2,690,000 and $2,540,000 which includes accrued interest of $247,074 and $187,494, respectively.

Directors and Officers Insurance

The Company currently has Directors and Officers liability insurance, and the Company believes the coverage is adequate to cover likely liabilities under such a policy.

Exchange Rates

We sell all of our products in U.S. dollars and pay for all of our manufacturing costs in U.S. dollars. Our OEM factories are located in mainland China and Thailand.

During 2024 the average exchange rate between the U.S. Dollar and Chinese Yuan have been relatively stable approximately RMB 7.00 to U.S. $1.00.

The average exchange rate between the U.S. Dollar and Thai Baht has been relatively stable at approximately Baht 35.00 to U.S. $1.00.

Operating expenses in Hong Kong are historically paid in either Hong Kong dollars or U.S. dollars. There were no expenses for Hong Kong operations during the first half of 2024.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the six month period ended June 30, 2024. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to our internal control over financial reporting during the fiscal quarter ending June 30, 2024, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has insufficient revenues to support its basic operating overhead and relies on funding from a director and senior officer to pay basic operating overhead. The Company may be unable to sustain operations through 2024 without continued financial support from the directors and senior officer or investment or funding from a third party. There can be no assurance that the Company can obtain sufficient funding from current funding sources or any new funding sources to sustain operations through 2024. The financial difficulties of the Company severely hamper the pursuit of Connected Surface products and any new business lines and new products.

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

The Company did not issue any unregistered securities in the fiscal quarter ended June 30, 2024.

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

Capstone Companies, Inc.

Dated: August 13, 2024

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Chief Financial Officer
Principal Financial Executive and Accounting Officer

