Form 10-Q
period 2024-09-30
CAPSTONE COMPANIES, INC.
filed 2024-11-14
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the Company had 48,826,864 shares of Common Stock issued and outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

As used in this Form 10-Q Quarterly Report for the fiscal period ending September 30, 2024 (“Form 10-Q Report” or “Form 10-Q”), “COVID-19” refers to Coronavirus/COVID-19 virus and all variants of that virus, a highly contagious novel virus that was declared a global pandemic by the World Health Organization or “WHO on March 11, 2020. “COVID-19 pandemic” refers to “global pandemic” (as defined by WHO) caused by COVID-19. “Company”, “Capstone”, “we, “our”, and “us” refers to Capstone Companies, Inc. and its subsidiaries, unless context indicates just Capstone Companies, Inc.

Additionally:

(1)	“Capstone Lighting Technologies, L.L.C.” or “CLTL” is a wholly owned subsidiary of Capstone Companies, Inc.
(2)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently in a dormant status.
(3)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI”
(4)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(5)	“China” means People’s Republic of China.
(6)	“W” means watts.
(7)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(8)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(9)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(10)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”), Capstone International H.K Ltd., (“CIHK”), and Capstone Lighting Technologies, Inc. (“CLTL”).
(11)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31, 2023.
(12)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(13)	“OEM” means “original equipment manufacturer.
(14)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended September 30, 2024.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Nine Months Ended September 30, 2024

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
Assets:	(Unaudited)	(audited)
Current Assets:
Cash	$1,895	$36,466
Prepaid expenses	22,673	22,120
Due from affiliates	9,570	9,570
Total Current Assets	34,138	68,156

Property and equipment, net	32,228	42,970
Goodwill	1,312,482	1,312,482
Total Assets	$1,378,848	$1,423,608

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$1,014,660	$804,623
Accounts payable due to related party	47,899	—
Notes payable related parties and accrued interest-current	2,105,186	1,946,315
Notes payable unrelated party and accrued interest-current	614,401	594,161
Total Current Liabilities	3,782,146	3,345,099

Long-Term Liabilities:
Deferred tax liabilities -long-term	320,329	320,329
Total Long-Term Liabilities	320,329	320,329
Total Liabilities	4,102,475	3,665,428

Commitments and Contingencies: (Note 4)

Stockholders’ Equity:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 15,000 shares at September 30, 2024, and December 31, 2023 (Liquidation Preference $15,000)	2	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued and outstanding 48,826,864 shares at September 30, 2024 and December 31, 2023.	4,884	4,884
Additional paid-in capital	8,550,510	8,550,510
Accumulated deficit	(11,279,023)	(10,797,216)
Total Stockholders’ Deficit	(2,723,627)	(2,241,820)
Total Liabilities and Stockholders’ Deficit	$1,378,848	$1,423,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues, net	$—	$63,771	$143,268	$95,968
Cost of sales	—	(163,194)	(38,019)	(199,287)
Gross Profit	—	(99,423)	105,249	(103,319)

Operating Expenses:
Sales and marketing	—	9,733	17,403	66,144
Compensation	—	115,662	153,430	376,658
Professional fees	35,787	93,085	230,222	321,175
Product development	2,365	25,115	4,268	76,454
Other general and administrative	27,371	52,397	91,789	260,598
Total Operating Expenses	65,523	295,992	497,112	1,101,029
Operating Loss	(65,523)	(395,415)	(391,863)	(1,204,348)

Other Income (Expenses):
Other income	—	—	4	63,972
Interest expense, net	(30,014)	(28,183)	(89,114)	(74,199)
Total Other Income (Expenses), net	(30,014)	(28,183)	(89,110)	(10,227)

Loss Before Income Taxes	(95,537)	(423,598)	(480,973)	(1,214,575)

Income Tax Expense	—	—	834	800

Net Loss	$(95,537)	$(423,598)	(481,807)	(1,214,375)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.01)	(0.01)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864	48,826,864	48,826,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024, AND SEPTEMBER 30, 2023

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance at December 31, 2022	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)
Net Loss	—	—	—	—	—	—	—	(466,675)	(466,675)
Balance at March 31, 2023	15,000	2	—	—	48,826,864	4,884	8,550,510	(9,567,452)	(1,102,056)
Net Loss	—	—	—	—	—	—	—	(325,102)	(325,102)
Balance at June 30, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(9,892,554)	$(1,337,158)
Net Loss	—	—	—	—	—	—	—	(423,598)	(423,598
Balance at September 30, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,316,152)	$(1,760,756)

Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,797,216)	$(2,241,820)
Net Loss	—	—	—	—	—	—	—	(262,260)	(262,260)
Balance at March 31, 2024	15,000	2	—	—	48,826,864	4,884	8,550,510	(11,059,476)	(2,504,080)
Net Loss	—	—	—	—	—	—	—	(124,010)	(124,010)
Balance at June 30, 2024	15,000	$2	—	—	48,826,864	$4,884	$8,550,510	$(11,183,486)	$(2,628,090)
Net Loss	—	—	—	—	—	—	—	(95,537)	(95,537)
Balance at September 30, 2024	15,000	$2	—	—	48,826,864	$4,884	$8,550,510	$(11,279,023)	$(2,723,627)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(481,807)	$(1,215,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,742	—
Noncash lease expense	—	34,151
Accrued interest added to notes payable related and unrelated parties	89,111	76,199
Increase in accounts receivable, net	—	(52,359)
Decrease in inventories	—	197,833
Decrease in prepaid expenses	(553)	(13,768)
Decrease in deposits	—	24,039
Increase in accounts payable and accrued liabilities	257,936	413,204
Decrease in operating lease liabilities	—	(37,535)
Net cash used in operating activities	(124,571)	(573,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(42,970)
Net cash used in investing activities	—	(42,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	90,000	583,504
Net cash provided by financing activities	90,000	583,504

Net Decrease in Cash	(34,571)	(33,077)
Cash at Beginning of Period	36,466	61,463
Cash at End of Period	$1,895	$28,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2024, and results of operations, stockholders’ equity and cash flows for the three and nine months ended September 30, 2024 and 2023. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on March 29, 2024.

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

As of September 30, 2024, the Company had negative working capital of $3,748,008, an accumulated deficit of $11,279,023, a cash balance of $1,895, short- term notes payable of $2,719,587 and $320,329 of long-term liabilities for deferred taxes. Further, during the nine months ended September 30, 2024, the Company incurred a net loss of $481,807 and used cash in operations of $124,571.

For the nine months ended September 30, 2024 and 2023, the Company reported a $47,000 or 49% increase in net revenue from $96,000 in 2023 to $143,000 in 2023. The increase in revenue period to period is due to a liquidation sale of the Smart Mirrors for $80,000. The net loss for the nine months ended September 30, 2024 was $482,000 as compared to $1,215,000 in 2023. During the nine months ended September 30, 2024 and 2023 the Company used in operating activities approximately $125,000 of cash in 2024 and $574,000 in 2023. The decrease in net cash used in operations primarily relates to decrease in right of use operating lease expense for the non-renewal of the office lease, and decreases in inventory and operating expenses during 2024 as the company has moved to a remote work environment and decreased overhead and workforce costs significantly.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. We are seeking alternative sources of liquidity, including but not limited to debt or equity funding through issuance of securities, or other alternative financing measures.

On October 31, 2024 the Company signed an Unsecured Promissory Note (“Note”) with Coppermine Ventures, LLC (“Coppermine”), a private Maryland limited liability company based in Baltimore County, Maryland, of $125,914 (“Principal”) to the Company. The Principal is to be used to pay the working capital debts of the Company listed in Exhibit Two to the Note. The Principal accrues interest at a simple annual rate of 7%. Principal and accrued interest thereon is due and payable in a single lump sum due on July 31, 2025, unless occurrence of certain events causes all sums to become due prior to July 31, 2025, including certain events of default. The Note is not secured by collateral or any other secured interest and does not provide for any conversion of debt-to-equity securities or issuance of any securities. See Note 6.

In addition, as an inducement to make the loan evidenced by the Note and to make a financial commitment to fund the essential working capital needs of the Company through March 31, 2025, the Company and Coppermine signed a Management Transition Agreement (“MTA”) on October 31, 2024. MTA provides, in part, that Coppermine will: (1) designate two (2) persons for appointment to the Company’s Board of Directors to fill vacancies on the Company’s Board of Directors; (2) designate a person to act as Chief Executive Officer and President of the Company upon the resignation of the incumbent Chief Executive Officer of the Company; and (3) fund certain essential and projected working capital needs of the Company, as set forth in Attachment Two to the MTA, through March 31, 2025. The “essential working capital needs” are those Company expenses that are necessary to pay to maintain the Company as a reporting company under the 1934 Act, cover the annual fee for the quotation of the Company’s Common Stock on The OTC Markets Group (“OTC”) QB Venture Market and OTC Blue Sky monitoring service through August 2025, retain the acting Chief Financial Officer of the Company, retain outside legal counsel to the Company and maintain Directors’ and Officers’ liability insurance coverage. See Note 6.

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

The Company’s products have been typically manufactured in Thailand and China by contract manufacturing companies. As of the date of these consolidated financial statements, the Company’s future product development effort is focused on the development of a “Connected Surfaces” portfolio. The Connected Surfaces portfolio is designed to tap into consumer’s ever-expanding Internet of Things, wireless connected lifestyles prevalent today. The Company has finalized development of a kitchen appliance, the “Connected Chef”, which is a purpose-built tablet with an integrated platform for cooking accessories, i.e.: cutting board, and designed to safely deliver and access content on mobile and web based platforms. The Connected Chef is not yet in production and has not produced any pre-production sales orders or revenues as of the nine months ended September 30, 2024. The Company would have to raise funding to pay for the production and acquisition of inventory for any Connected Chef orders, which funding may not be possible to raise in light of the financial condition of the Company.

The Company believes the MTA and new management members will serve the best interests of the Company and its public shareholders by potentially expanding the expertise, funding sources and business development capabilities and networks of the Company and bringing possible new perspectives and ideas to the efforts to establish a viable business operation for the Company. The Company is currently focused on the development or acquisition of a new business line capable of generating operating revenues instead of the internal development and launch of a new consumer product. The development or acquisition of a new business line will require funding in excess of amounts provided under the Note and MTA. There is no assurance that additional funding can be obtained for development or acquisition of a new business line.

The Company’s operations through September 2024 consisted of one reportable segment for financial reporting purposes: Consumer Home Goods.

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

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996, and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. There was no impairment charge for the nine month ended September 30, 2024 or 2023.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding as of September 30, 2024 and 2023. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2024 and 2023, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 208,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2024 and 408,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2023.

Revenue Recognition for Consumer Product Business

The Company has generated revenue from developing, marketing and selling consumer products through national and regional retailers. The Company’s products are targeted for applications such as home indoor and outdoor lighting as well as Internet-of-Thing devices and will have different functionalities. Capstone operated in the consumer electronic products category in the Unites States and in specific overseas markets. These products were offered either under the Capstone brand or a private brand. The Company does not have a product line that is generating revenues as of the date of the filing of this Form 10-Q.

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

With respect to its former consumer products business, the Company recognized lighting product revenue when the Company’s performance obligations as per the terms in the customers purchase order have been fully satisfied, specifically, when the specified product and quantity ordered has been manufactured and shipped pursuant to the customers requested ship window, when the sales price as detailed in the purchase order is fixed, when the product title and risk of loss for that order has passed to the customer, and collection of the invoice is reasonably assured. This means that the product ordered and to be shipped has gone through quality assurance inspection, customs and commercial documentation preparation, the goods have been delivered, title transferred to the customer and confirmed by a signed cargo receipt or bill of lading. Only at the time of shipment when all performance obligations have been satisfied will the judgement be made to invoice the customer and complete the sales contract.

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

The Company expensed license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products – U.S.	57,829	40%	—	—
Smart Mirror Products- U.S.	85,439	60%	95,968	100%
Total Net Revenue	$143,268	100%	$95,968	100%

We provide our wholesale customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally as part of a customers in store test for new product, we may receive back residual inventory.

Smart Mirror customer orders were shipped within one to two days of receipt. Revenue was recorded upon processing of the sale with a third-party merchant processor such as Stripe or Amazon Pay. Lighting Product customer orders received were not long-term orders and were typically shipped within nine months of the order receipt, but certainly within a one-year period.

Our Smart Mirror customers were charged when executing the e-commerce purchase. We do not have extended payment terms for our Smart Mirror customers. Our Lighting Product payment terms varied by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers and which country their corporate office is located. The time between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. To ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer. As of September 30, 2024, the Company was not actively marketing the Smart Mirror products and existing inventory was expensed as of December 31, 2023.

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $840 and $15,500 for the nine months ended September 30, 2024 and 2023, respectively.

Warranties

As of September 30, 2024, the Company is not marketing or selling any products, but is focused on developing the Connected Chef as a potential new product and, as an alternative approach, acquiring or developing a new business line. Efforts to develop the Connected Chef as a new product line had not succeeded as of September 30, 2024.

For the LED product line, the Company provided the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase.

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

For the online direct to customer sales of the Smart Mirror, the product had a One Year Limited Warranty. There have been no online sales of the Smart Mirror during the third quarter. The liquidation sale of the remaining Smart Mirrors were sold “as is” and accordingly no warranties apply.

We evaluate our warranty reserves based on various factors including historical warranty claims assumptions about frequency of warranty claims, and assumptions about the frequency of product failures derived from our reliability estimates. Actual product failure rates that materially differ from our estimates could have a significant impact on our operating results. Product warranty reserves are reviewed each quarter and recognized at the time we recognize revenue. The Company accrued warranty liability of $0 as of September 30, 2024 and $1,288 as of December 31, 2023.

Sales and Marketing

Sales and marketing costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Sales and marketing expenses were $17,403 and $66,144 for the nine months ended September 30, 2024, and 2023. Due to declining revenues, and the end of the LED product line as a revenue source, coupled with ending efforts to promote the Smart Mirror in 2024, the Company reduced advertising and promotion expenses in 2024. As of September 30, 2024, the only marketing efforts by the Company have been the Company’s Chief Executive Officer seeking potential funding and pre-production purchasers of the Connected Chef.

Product Development

All research and development costs are charged to results of operations as incurred.

For the nine months ended September 30, 2024, and 2023, product development expenses were $4,268 and $76,454, respectively. Expenses in 2023 were related to the development of the Connected Chef, expanding the Connected Surfaces product portfolio.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities as of September 30, 2024, and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
Accounts payable	$45,058	$69,267
Accounts payable due to related parties	47,899	—
Accrued warranty reserve	—	1,200
Accrued compensation and deferred wages	969,602	734,156
Total	$1,062,559	$804,623

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

Stock-based compensation expense recognized during each of the nine months ended September 30, 2024, and 2023 was $0.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of September 30, 2024 and December 31, 2023, the Company did not have any cash deposits in excess of FDIC insurance limits.

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

Major Customers

The Company had two customers who comprised 56% and 40%, respectively, of net revenue during the nine months ended September 30, 2024. The Company had one major customer who comprised 78% of net revenue for the nine months ended September 30, 2023.

Major Vendors

The Company had one vendor from which it purchased 94% of merchandise during the nine months ended September 30, 2024. The Company had one major customer who comprised 78% of net revenue for the nine months ended September 30, 2023.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors Stewart Wallach and Jeffrey Postal and E. Fleisig, a natural person who is not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 with an original maturity of April 2023. Under this agreement the interest terms are 5% based on a 365- day year. The note payable was amended for a new maturity date of November 30, 2024. As of September 30, 2024, the principal outstanding and accrued interest is $1,020,000 and $150,625, respectively.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors Stewart Wallach (through Group Nexus, a company controlled by Mr. Wallach), Jeffrey Postal, and an individual unrelated shareholder, each entered into a capital funding agreement. The term of each agreement was 18 months with principal accruing a simple interest rate of 5 percent per annum, amended to mature on November 1, 2024. On September 30, 2024, Mr. Postal and Mr. Wallach’s agreements were amended for a new maturity date of November 30, 2024. The individual unrelated shareholder’s agreement was not amended and is in default. The Company is currently negotiating with this individual as of the date of this filing. These loans may be prepaid in full or partially without any penalty. As of September 30, 2024, the principal outstanding and accrued interest is $600,000 and $72,577, respectively.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Director Jeffrey Postal, a director, to provide funding for daily operations. The initial term of this agreement was 18 months and was amended to mature November 30, 2024. Principal accrues simple interest at a rate of 5 percent per annum. As of September 30, 2024, the principal outstanding and accrued interest is $50,000 and $4,918, respectively.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The initial term of this agreement was 18 months and was amended to mature November 30, 2024. Principal accrues simple interest at a rate of 5 percent per annum. The loan may be prepaid in full or partially without any penalty. As of September 30, 2024, the principal outstanding and accrued interest is $50,000 and $4,582 , respectively.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director Stewart Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature November 30, 2024. The loan may be prepaid in full or partially without any penalty. As of September 30, 2024, the principal outstanding and accrued interest is $40,000 and $3,485, respectively.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director Stewart Wallach to provide funding for daily operations. Total funding under the agreement amounted to $632,500 as of September 30, 2024. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature November 30, 2024. The loan may be prepaid in full or partially without any penalty. As of September 30, 2024, the principal outstanding and accrued interest is $632,500 and $39,134, respectively.

On January 16, 2024, the Company negotiated a Working Capital Funding agreement with Director Jeffrey Postal to provide $50,000 in funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature November 30, 2024. The loan may be prepaid in full or partially without any penalty. As of September 30, 2024, the principal outstanding and accrued interest is $50,000 and $1,767, respectively.

As of September 30, 2024 and December 31, 2023, the Company had a total of $2,442,500 and $2,352,502, respectively of outstanding principal, on the above referenced funding agreements, and accrued interest of $277,087 and $187,974, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	September 30, 2024	December 31, 2023
Current portion of notes payable and accrued interest, related parties	$2,105,186	$1,946,315
Current portion of notes payable and accrued interest, unrelated parties	614,401	594,161
Total notes payable principal and accrued interest	2,719,587	2,540,476
Less accrued interest	(277,087)	(187,974)
Total notes payable	$2,442,500	$2,352,502

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

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the nine months ended September 30, 2024 and 2023, amounted to $2,485 and $94,065, respectively.

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

Beginning in 2020 and through 2024, executive salaries and consulting fees have been deferred from time to time to conserve cash flow. Deferrals amounted to $969,603 and $734,156, as of September 30, 2024 and December 31, 2023, respectively, include an estimate for employer payroll liability taxes, and are included in accounts payable and accrued liabilities.

The Board of Directors ceased salary accrual as of July 1, 2024, due to the Company having no active product line during the third quarter of 2024.

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

The Company did not accrue for benefits owed at the time of death or disability as it is not probable as of the period ended September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company had 199,733 warrants outstanding.

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

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors Stewart Wallach and Jeffrey Postal (“Lenders”). In consideration for the Lenders allowing for loan advances under the loan agreement, a below market rate of interest and the loan made on an unsecured basis, as payment of a finance fee for the loan, the Company issued a total of 7,500 shares of B-1 Convertible Preferred Stock to each of the Lenders. Each preferred share converts into 66.66 shares of common stock at the option of the Lender. The Preferred Shares and any shares of common stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended.

The B-1 shares have a liquidation preference of $1.00 per share or $15,000 as of September 30, 2024.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of September 30, 2024, there were 208,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $0.475 and have a weighted average contractual term remaining of 0.89 years. During the nine months ended September 30, 2024, 200,000 options expired, there were no stock option grants, exercises, nor stock-based compensation expense.

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

As of September 30, 2024, a total of 816,167 shares of the Company’s common stock has been repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares were recorded as a reduction of additional paid-in capital.

NOTE 6 - SUBSEQUENT EVENTS

Unsecured Promissory Note

On October 31, 2024, the Company signed an Unsecured Promissory Note (“Note”) evidencing a loan from Coppermine Ventures, LLC, a private Maryland limited liability company based in Baltimore County, Maryland, (“Coppermine”) of $125,914 (“Principal”) to the Company. The Principal is to be used to pay the working capital debts of the Company listed in Exhibit Two to the Note. The Principal accrues interest at a simple annual rate of 7%. Principal and accrued interest thereon is due and payable in a single lump sum due on July 31, 2025, unless occurrence of certain events causes all sums to become due prior to July 31, 2025, including certain events of default. The Note is not secured by collateral or any other secured interest and does not provide for any conversion of debt-to-equity securities or issuance of any securities.

Management Transition Agreement

As an inducement to make the loan evidenced by the Note and to make a financial commitment to fund the essential working capital needs of the Company through March 31, 2025, Company and Coppermine signed the MTA on October 31, 2024. MTA provides, in part, that Coppermine will: (1) designate two (2) persons for appointment to the Company’s Board of Directors to fill vacancies on the Company’s Board of Directors; (2) designate a person to act as Chief Executive Officer and President of the Company upon the resignation of the incumbent Chief Executive Officer of the Company; and (3) fund certain essential and projected working capital needs of the Company, as set forth in Attachment Two to the MTA, through March 31, 2025. The “essential working capital needs” are those Company expenses that are necessary to pay to maintain the Company as a reporting company under the 1934 Act, cover the annual fee for the quotation of the Company’s Common Stock on The OTC Markets Group (“OTC”) QB Venture Market and OTC Blue Sky monitoring service through August 2025, retain the acting Chief Financial Officer of the Company, retain outside legal counsel to the Company and maintain Directors’ and Officers’ liability insurance coverage.

Under the MTA, the Company agreed to accept the resignation of two (2) incumbent directors and the incumbent Chief Executive Officer upon receipt of designation of Coppermine’s two (2) candidates for appointment to the Company’s Board of Directors and designation of Coppermine’s candidate for appointment as Chief Executive Officer and President of the Company, which Coppermine candidates would be appointed to their respective positions upon resignation of the two incumbent directors and Chief Executive Officer of the Company, and which appointments would be subject to the Company’s Board of Directors verification that the Coppermine candidates are qualified and eligible to serve in their respective positions with the Company. Coppermine has not designated its candidates as of the date of the filing of this Form 10-Q. Under the MTA, Coppermine has until November 30, 2024, or December 31, 2024 if extended by written notice, to designate its candidates for appointment to the Company’s Board of Directors and appointment as Chief Executive Officer and President of the Company.

As of the date of the filing of this Form 10-Q, no new management members have been appointed by the Company.

Conversion of Deferred Wages and Consulting Fees to Notes Payable

On November 11, 2024, CEO Stewart Wallach executed a promissory note with the Company to evidence money owed to Stewart Wallach for services rendered as Company’s Chief Executive Officer from September 2020 to June 2024 amounting to $608,840.  The principal balance of this Note shall be payable by the Company on the earlier to occur of: (a) November 30, 2024; (b) the date on which the Company consummates a merger or other business combination in which the Company is not the surviving corporation; or (c) the date the Board of Directors of the Company approve a plan of complete liquidation. The date on which any of the foregoing events occur shall be referred to as the “Maturity Date”. The principal balance may be prepaid at any time, at the election of the Company, without penalty or charge. The principal is in the amount of deferred salary owed to the Payee as of the dates stated above for services rendered to the Company as a senior officer.

On November 11, 2024, consultant George Wolf executed a promissory note with the Company to evidence money owed to George Wolf for services rendered as Company’s sales and business development consultant from September 2020 to June 2024 amounting to $366,875 . The principal balance of this Note shall be payable by the Company on the earlier to occur of: (a) November 30, 2024; (b) the date on which the Company consummates a merger or other business combination in which the Company is not the surviving corporation; or (c) the date the Board of Directors of the Company approve a plan of complete liquidation. The date on which any of the foregoing events occur shall be referred to as the “Maturity Date”. The principal balance may be prepaid at any time, at the election of the Company, without penalty or charge. The principal is in the amount of deferred salary owed to the Payee as of the dates stated above for services rendered to the Company as a consultant.

The Company does not believe any gain or loss will be recorded due to the conversion of deferred wages to notes payable.

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

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the any pandemic or similar event, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2023 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

·                     Company has no product line or operations generating revenues and has relied on loans or advances from its chief executive officer to sustain basic executive operations, which funding is not assured to fund those operations through fiscal year 2024. If Company cannot find outside funding to develop and promote a new product line or acquire a new business line in fiscal 2025, Company may lack sufficient funds to sustain operations.

·                     Company needs to find third party funding to fund development, marketing and acquisition of inventory for any new product line, and lacks such funding to market and purchase inventory for the Connected Chef, which is the only product ready for production as of September 30, 2024. Since the Company lacks hard assets, has no revenue generating operations, and significant debts, and as the Common Stock has a low market price and limited liquidity, third party funding may not be available to produce and promote a new product line.

·                     Company may be unable to acquire a new business line or acquire a new business line that is able to fund the overhead necessary to maintain the Company as a public company.

·                     The financial condition of the Company raises a substantial doubt about the Company’s ability to continue as a going concern.

·                     The significant debt obligations, while mostly owed to two of the Company’s directors, if not resolved or restructured, may pose a hinderance to developing a profitable new product line or acquisition of a new business line.

·                     The Company may be unable to restructure or resolve all or most of its debt obligations in any transaction for acquisition of a new business or business line, or to fund production and promotion of any new product line.

·                     Other risk factors are stated in Item 1A of Company’s 2023 Annual Report.

It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown as of the date of the filing of this Form 10-Q.

Risk Factors affecting Efforts to Develop or Acquire a New Business Line

The challenge facing the Company is to acquire a new business line, or to establish a new profitable product line, whether the Connected Chef or another product line, before the cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company.

The appointment of the new management members under the MTA has not occurred as of the date of the filing of this Form 10-Q and there are no assurances that new management members will result in the development of a new business line for the Company or will enhance the ability or capabilities of the Company’s management to develop or acquire a new business line for the Company. The funding under the Note and the financial support of essential corporate overhead expenses of the Company under the MTA, if provided in accordance with the MTA, will allow the Company to continue efforts to develop a new business line. With significant financial support from Company’s Chief Executive Officer, who has been personally funding essential corporate overhead expenses in 2024, ending after October 2024, funding by Coppermine under the Note and MTA is the sole source of working capital funding for the Company as of the date of the filing of this Form 10-Q.

No assurances can be given that any new management members or funding by Coppermine will in fact result in a new business line for the Company or cover all future operating expenses of the Company. The financial commitment under the MTA extends only through the first fiscal quarter of 2025 and, if Coppermine does not provide additional funding after the first fiscal quarter of 2025, or the Company does not develop revenue generating operations prior to the end of the first fiscal quarter of 2025, then the Company will need to obtain a new source of working capital funding for operating expenses after the first fiscal quarter of 2025 in order to sustain operations and efforts to develop a new business line. The Company does not have an alternative source of working capital funding to funding by Coppermine.

Even if the Company locates a new business line to develop or acquire, the Company may lack the funding necessary to consummate the development or acquisition of a new business line. Further, the low market price of the Company’s Common Stock, the Company’s status as a penny stock company, the limited liquidity of the market for the Company’s Common Stock, the status of the Company as a company with no active operations as of the date of the filing of this Form 10-Q and the costs of and regulatory requirements for consummating an acquisition with a company with no active operations and the limited working capital funding available to the Company are factors adversely affecting the Company’s ability to develop or acquire a new business line.

If the Company does develop or acquire a new business line, that new business line may not generate revenues sufficient to sustain Company’s and new business line’s operations, may fail to achieve profitability, or may fail to attract sufficient funding to sustain or grow operations.

The Company intends to develop or acquire a new business line that is not involved in the production of consumer products that are discretionary purchases for consumers, which was the Company’s prior business line. The shift in focus is due to the low profit margins typically provided by those consumer products; the funding needed for developing, producing, warehousing and marketing those consumer products; the Company’s lack of an effective e-commerce operation and reliance on bulk orders by a limited number of retailers for those consumer products; and vulnerability of those consumer products to changing consumer preferences and retailers’ buying preferences.

General Risk Factors for Investment in Company’s Common Stock.

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

On October 31, 2024, the Company secured a working capital promissory note for $125,914, maturing July 31, 2025 accruing 7% interest per annum. For consideration for the working capital loan, the Company signed a Management Transition Agreement on October 31, 2024. This funding will not be used for promotion or launch of the Connected Chef.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the nine months ended September 30, 2024 and 2023, the Company reported a $47,000 or 49% increase in net revenue from $96,000 in 2023 to $143,000 in 2024. The increase in revenue period to period is due to a liquidation sale of the Smart Mirrors for $80,000. The net loss for the nine months ended September 30, 2024 and 2023 was $482,000 as compared to $1,215,000 in 2023. During the nine months ended September 30, 2024 and 2023 the Company used in operating activities approximately $125,000 in 2024 and $574,000 in 2023. The decrease in net cash used in operations primarily relates to a decrease in right of use operating lease expense for the non-renewal of the office lease, and decreases in inventory and workforce during 2024 as the company has moved to a remote work environment and decreased overhead costs significantly.

As of September 30, 2024, the Company has negative working capital of approximately $3,748,000 and an accumulated deficit of $11,279,000. The Company’s cash balance decreased by approximately $35,000 from $37,000 as of December 31, 2023 to $2,000 as of September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Director and Chief Executive Officer, Stewart Wallach, has funded working capital since 2022 as the Company navigates these challenges. Total working capital note proceeds received as of the date of this filing are $632,500. The note payable accrues simple interest at a rate of 5 percent per annum, matures November 30, 2024, with the ability for the Company to request a 90-day extension.

Our Current Strategy

The Company’s looking forward strategy is focused on developing or acquiring a new business line that can generate sufficient revenues to sustain the Company’s operations. These efforts will depend on having adequate working capital from funding to establish a new business line or acquire a new business line and adequate cash flow from product sales or the new business line. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead or to pursue or establish a new product lines or a new business line. The funding under the Note and MTA will provide working capital for essential working capital needs but will not be sufficient to fund the development or acquisition of a new business line. Other than the funding under the Note and MTA, the Company has not achieved adequate funding as of the date of the filing of this Form 10-Q report to fund more essential working capital needs and the Company may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational needs and overhead. The lack of adequate, timely and affordable funding may undermine the efforts of the Company to establish a revenue stream from a new business line developed internally or continue operations while seeking to develop or acquire a new business line, and efforts to sustain Company operations.

As a former consumer product company, the Company competed in competitive consumer market channels that could be affected by volatility from a number of general business and economic factors such as, consumer confidence and preferences, employment levels, new technologies, credit availability, costs and barriers of producing products from foreign original equipment manufacturers (“OEMs”) and commodity costs. Demand for the Company’s products was highly dependent on economic drivers such as consumer spending and discretionary income. The Company faced competition from numerous competitors in the consumer product industry, foreign and domestic, and some of those competitors have substantially greater market share, brand recognition, distribution and financial and technical resources than the Company. The Company’s strategy was to develop well designed and made products that appeal to a niche market. When the Company was producing and promoting a product line, the Company relied on the production and engineering resources and technical expertise of its contract manufacturers to compensate for a lack of those resources internally. The lack of working capital hinders the ability of the Company to leverage the development, design and production capabilities of OEMs.

Due to working capital constraints, and results from prior e-commerce marketing efforts, the Company is not investing any funds in e-commerce marketing and promotion efforts.

Reason for Development of Connected Surfaces. While consistently launching successful lighting programs in years prior to 2022, the Company determined that it needed to develop a new product line with greater profit margin potential than LED Lighting and as a replacement revenue generating source. The Company refocused its development and marketing initiatives and is focused on developing the Connected Surfaces products as its primary business line to replace the LED lighting business, which is no longer being actively promoted by the Company. The discontinuance of the LED lighting product line was due to gross margin reductions as a result of increased tariffs.

The Company’s prior product roadmap outlined a plan for the launch at the end of 2024 of the Connected Chef, a kitchen appliance item, which is a purpose-built tablet integrated into a multi-purpose cutting board and designed to safely deliver and access content on mobile and web-based platforms a kitchen utility item.  The Company received Google Mobile Service (“GMS”) approval during 2023 which allows the tablet integrated in the Connected Chef to operate the Android Operating System and pre-install Google’s proprietary applications such as Chrome, Drive, Gmail, Playstore, Youtube directly through the Connected Chef tablet (“Google” is a trademark of Google LLC, a subsidiary of Alphabet, Inc., a SEC reporting company). Rather than using and sharing recipes on one’s smartphone in the kitchen, recipes can be looked up directly using the users preferred search engine (like, Chrome). With access to content online with millions of cooking and food related websites and videos as well as tutorials and cooking classes all in one place the Connected chef™ becomes a digital recipe bookshelf. The Connected Chef™ also provides a cleaner and safer appliance in the cooking area. The Connected Chef was designed to become an anchor in the digital kitchen. The design is aimed at tastefully styled and coupled with excellent quality in order to appeal to the discerning eye while maintaining affordability for mainstream use.

The Company believed the Connected Chef program would leverage existing relationships with its traditional retail partners and collectively contribute organic growth for the Company, as well as serving as a basis for partnering with appliance manufacturers and distributors. The ability of the Company to promote any of its Connected Surface products and any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors. As of the date of the filing of this Form 10-Q report, the Company has not secured that funding and the Connected Chef is not in production and has no pre-production orders. Efforts to promote and launch the Connected Chef ended in September 2024. The focus of the Company is on a new business line not involving the production and sale of discretionary consumer products. The Company regards the consumer product business line as too capital intensive to be pursued by the Company at this time.

Periodic Strategic Review

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

Tariffs. The President Trump administration implemented certain tariffs that directly affected the Company’s competitiveness. While all companies in certain industries are affected equally, the appeal for these products to consumers was negatively impacted when retail prices increased due to higher duty rates. The Company has seen promotional schedules cut back and retailers have requested pricing adjustments that would not be known to them in advance to products being shipped. The Company’s previous business model insulates the Company from paying duties as its retail partners are the importers of record. The obvious unknown is the final impact of tariffs to the landed costs. Accordingly, retailers demonstrated caution in their promotional planning schedules.

Sales and Marketing of Consumer Product Line

We used direct sales by our Chief Executive Officer and sales agents to sell our consumer products, which effort included direct sales aimed to Big Box and home-goods chain retailers. Company’s e-commerce initiatives did not provide significant sales as of the nine months ended September 30, 2024.

The Company has historically promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show, but also relied on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities.

In the nine months ended September 30, 2024, the Company had 2 major customers.

When we promoted the Connected Surface Smart Mirrors, we utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a You Tube channel to host Smart Mirror videos and established a X account. Our Social Media marketing did not result in any significant sales of products. We were not able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms, however the Company is not emphasizing Social Media marketing in 2024 due lack of results and lack of funding to pursue active Social Media marketing:

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

Competitive Conditions for Consumer Product Line

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

Research, Product Development, and Manufacturing Activities

The Company did not engage in research, product development or manufacturing in the fiscal quarter ended September 30, 2024.

For the consumer products previously produced by the Company, the Company’s research and development operations were based in Florida and Thailand and the design and engineering of many of the Company’s products, involved the collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsourced the manufacture and assembly of our consumer products to a select group of OEM manufacturers overseas. Our research and development focus typically and in 2023 included efforts to:

●	Develop products with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost; and

●	Solidify new manufacturing relationships with contract manufacturers in Thailand.

The Company established strict engineering specifications and product testing protocols with the Company’s contract manufacturers and ensure that their factories adhere to all Regional Labor and Social Compliance Laws. These contract manufacturers purchased components that we specified and provided the necessary facilities and labor to manufacture our products. We leveraged the strength of the contract manufacturers and allocated the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and product testing was conducted at the contract manufacturers facility and at their 3rd party testing laboratories overseas.

CAPI used its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company’s products manufactured overseas, CAPI used globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products were designed and tested to adhere to each country’s individual regulatory standards. The Company also hired quality control inspectors who examine and test products to CAPI’s specification(s) before shipments are released.

Raw Materials used for Consumer Products

For consumer products previously produced, the principal raw materials currently used by CAPI were sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company’s specifications and provided the necessary facilities and labor to manufacture the Company’s products. Capstone allocated the production of specific products to the contract manufacturer the Company believed is more experienced to produce the specific product and whose facility is located in the country that most benefits from the U.S. Tariff regulations. To ensure the consistent quality of Capstone’s products, quality control procedures were incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures were in addition to the manufacturers internal quality control procedures and performed by Quality Assurance personnel.

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

Distribution and Fulfillment

Since January 2015, the Company has outsourced its U.S. domestic warehousing and distribution needs to a third-party warehousing facility situated in Anaheim, California. The warehouse operator provided full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software. The warehouse operator provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems.

For the e-commerce and direct to consumer marketplace, the Company developed a new website with full shopping cart capabilities. The Company had negotiated contracts for secured credit card processing capability, state sales tax compliance services and order fulfillment and logistics services, at a very competitive rate. These efforts did not result in any significant product sales during 2024.

Information Technology

The efficient operation of our corporate activities is dependent on our information technology systems. We rely on those systems to manage our daily operations, and maintain our financial and accounting records. When the Company was making and selling consumer products, and in the normal course of business, we received information regarding customers, associates, and vendors. Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day to day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, results of operations, product development and make us unable or limit our ability to respond to customers’ demands.

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

●	hurricanes, fire, flood and other natural disasters

●	power outage

●	internet, computer system, telecommunications or data network failure Hacking as well as malware, computer viruses, ransomware and similar malicious software code

●	Cybersecurity. The Company did not experience any cybersecurity incidents in the fiscal quarter ended September 30, 2024.

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations.

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2024, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

Revenue was derived from sales of our Connected Surfaces Smart Mirrors. Before 2024, the Company derived revenue from consumer home LED lighting for both indoor and outdoor applications while the Smart Mirrors were sold directly to consumers via e-commerce efforts. We recognized revenue upon shipment of the order to the customer when all performance obligations have been completed and title had transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance had a fixed unit price. Our sales were to the U.S. market which in 2024 represented 100% of revenues and we expected to the U.S Market to be the major source of revenue for the Company. Net revenue also includes the cost of instant rebate coupons, promotional coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

With respect to the Connected Surface product line, our cost of goods sold consisted primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims and freight allowances. On December 31, 2023, we expensed for obsolescence all remaining Smart Mirror inventory one hand. As a result, the $86,289 of revenues derived from the e-commerce sales and the liquidation sale of the remaining inventory of Smart Mirrors for the nine months ending September 30, 2024 did not have cost of goods sold associated with them.

Gross Profit

Our gross profit was affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product costs and fluctuations in the cost of our purchased components.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of sales representative’s commissions, advertising expense and costs related to employee’s compensation. In addition, operating expense include charges relating to product development, office and warehousing, accounting, legal, insurance and stock-based compensation.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
(In Thousands)
	September 30, 2024		September 30, 2023
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$64	100%
Cost of sales	—	—%	(163)	(255)%
Gross Profit	—	—%	(99)	(155)%
Total Operating Expenses	66	—%	296	463%
Operating Loss	(66)	—%	(395)	(617)%
Total Other Income (Expense)	(30)	—%	(28)	(44)%
Loss Before Tax Benefit	(96)	—%	(424)	(663)%
Income Tax (Expense)	—	—%	—	0%
Net Loss	$(96)	—%	$(424)	(663)%

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
(In Thousands)
	September 30, 2024		September 30, 2023
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$143	100%	$96	100%
Cost of sales	(38)	(27)%	(199)	(207)%
Gross Profit	(105)	(73)%	(103)	(107)%
Operating Expenses	497	348%	1,101	1147%
Operating Loss	(392)	(274)%	(1,204)	(1254)%
Total Other Income (Expense)	(89)	(62)%	(10)	(10)%
Loss Before Tax Benefit	(481)	(336)%	(1,215)	(1266)%
Income Tax (Expense)	1	1%	—	0%
Net Loss	$(482)	(337)%	$(1,215)	(1266)%

Net Revenues

Our business operations and financial performance for the nine months ended September 30, 2024, reflected slow e-commerce sales for the Smart Mirror with all of the inventory sold in a liquidation event during the second quarter.

There were no revenues for the three months ended September 30, 2024, a decrease of $64,000 or 100% from $64,000 in the same period 2023.

Net revenues for the nine months ended September 30, 2024, were $143,000, an increase of $47,000 or 49% from $96,000 in the same period 2023.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024		2023
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$—	—%
Smart Mirror Products- U.S.	—	—%	63,771	100%
Total Revenue	$—	—%	$63,771	100%

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2023
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$57,829	40	$—	—%
Smart Mirror Products- U.S.	85,439	60%	95,968	100%
Total Revenue	$143,268	100%	$95,968	100%

Gross Profit and Cost of Sales

Gross profit (loss) for the three months ended September 30, 2024, and 2023, was approximately $0 and ($99,000), respectively, an decrease of $99,000 from the previous year. Gross Profit as a percent of revenue was 0% in the three months ended September 30, 2024 as compared to (154%) in the same period of 2023, due to the Smart Mirror inventory reserve of $60,000 recorded as of September 30, 2023.

Gross profit (loss) for the nine months ended September 30, 2024, and 2023, was approximately $105,000 and ($103,000), respectively, an increase of $208,000 from the previous year. Gross Profit as a percent of revenue was 73% in the nine months ended September 30, 2024 as compared to (107%) in the same period of 2023, due to the Smart Mirror inventory valuation adjustment recorded as of September 30, 2023 to reflect the proper carrying value of the Smart Mirrors at lower than cost or net realizable value.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses during 2024 in accordance with the liquidation of the Smart Mirror inventory, as denoted further.

Sales and Marketing Expenses

For the three months ended September 30, 2024, and 2023, sales and marketing expenses were approximately $0 and $10,000, respectively, a decrease of $10,000 or 100%.

For the nine months ended September 30, 2024, and 2023, sales and marketing expenses were approximately $17,000 and $66,000, respectively, a decrease of $49,000 or 74%. The Company made concerted efforts to reduce marketing expenses in accordance with the low Smart Mirror sales.

Compensation Expenses

For the three months ended September 30, 2024, and 2023, compensation expenses were approximately $0 and $116,000 respectively, a decrease of $116,000 or 100%.

For the nine months ended September 30, 2024, and 2023, compensation expenses were approximately $153,000 and $377,000 respectively, a decrease of $224,000 or 59%. The Company has reduced workforce to essential employees and executives suspended salary accrual as of July 1, 2024.

Professional Fees

For the three months ended September 30, 2024, and 2023, professional fees were approximately $36,000 and $93,000 respectively, a decrease of $57,000 or 61%.

For the nine months ended September 30, 2024, and 2023, professional fees were approximately $230,000 and $321,000 respectively, a decrease of $91,000 or 28%.

Product Development Expenses

For the three months ended September 30, 2024, product development expenses were approximately $2,000 as compared to $25,000 in 2023, a reduction of $23,000 or 92%.

For the nine months ended September 30, 2024, product development expenses were approximately $4,000 as compared to $76,000 in 2023, a reduction of $72,000 or 94%. During 2023, fees were incurred testing and certification of the Connected Chef which were not incurred during 2024.

Other General and Administrative Expenses

For the three months ended September 30, 2024, other general and administrative expenses were approximately $27,000 as compared to $52,000 in 2023 for a reduction of $25,000 or 48%.

For the nine months ended September 30, 2024, other general and administrative expenses were approximately $92,000 as compared to $261,000 in 2023 for a reduction of $169,000 or 65%. Rent expense, operating overhead and travel costs were reduced as part of the reduction in nonessential expenses during 2024.

Total Operating Expenses

For the three months ended September 30, 2024, and 2023, total operating expenses were approximately $66,000 and $296,000, respectively, a decrease of approximately $231,000 or 78%.

For the nine months ended September 30, 2024, and 2023, total operating expenses were approximately $497,000 and $1,101,000, respectively, a decrease of approximately $604,000 or 55%.

Operating Loss

For the three months ended September 30, 2024 and 2023, the operating loss was approximately $66,000 and $296,000, respectively, a decreased loss of $230,000 or 78%.

For the nine months ended September 30, 2024 and 2023, the operating loss was approximately $392,000 and $1,204,000, respectively, a decreased loss of $812,000 or 67%.

Total Other Income (Expense), net

For the three months ended September 30, 2024, and 2023, other income (expense) was $0.

For the nine months ended September 30, 2024, and 2023, other income (expense) was ($89,000), net as compared to ($10,000) for 2023.

Net Loss

For the three months ended September 30, 2024 the net loss was approximately $96,000 compared to a net loss of $424,000 in the same period 2023, a decreased loss of $328,000 or 77%.

For the nine months ended September 30, 2024 the net loss was approximately $481,000 compared to a net loss of $1,215,000 in the same period 2023, a decreased loss of $734,000 or 60%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the nine months ended September 30, 2024.

Cash Flow

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of collections of receivables, level of inventory and payments to suppliers. Cash as of September 30, 2024, and December 31, 2023, was approximately $2,000 and $37,000 respectively, a decrease of approximately $35,000.

Summary of Cash Flows	For the Nine Months ended September 30,
	2024	2023
(In thousands)
Net cash used in:
Operating Activities	$(125)	$(574)
Investing Activities	—	(43)
Financing Activities	90	584
Net decrease in cash	$(35)	$(33)

As of September 30, 2024, the Company’s working capital deficit was approximately $3,748,000. Current assets were approximately $34,000 and current liabilities were approximately $3,782,000 and include:

●	Accounts payable of approximately $45,000 due vendors and service providers and approximately $48,000 due to a related party

●	Accrued expenses of approximately $970,000 in deferred wages.

●	Note payable related and unrelated parties of $2,443,000 with accrued interest of approximately $277,000.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2024, and 2023 was approximately $125,000 and $574,000, respectively, a decrease of $449,000 compared to last year.

Cash Flows used in Investing Activities

Cash used in investing activities in the nine months ended September 30, 2024, and 2023 was $0 and $43,000, respectively.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 and 2023, was approximately $90,000 and $584,000, respectively.

As of September 30, 2024, and December 31, 2023, the Company had outstanding notes payable $2,720,000 and $2,540,000 which includes accrued interest of $277,000 and $188,000, respectively.

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

The Company’s manufacturing of consumer products was conducted in China and Thailand. Consequently, when products were being produced, the Company was subject to a number of significant risks associated with manufacturing in overseas, including:

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

Currency: Currency fluctuations could significantly increase our expenses during periods when we produced and sold consumer products and could affect the results of operations, especially where the currency is subject to intense political and other outside pressures.

Interest Rate Risk: The Company does not have significant interest rate risk during the nine month period ended September 30, 2024. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to our internal control over financial reporting during the fiscal quarter ending September 30, 2024, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Note and MTA provided funding of essential working capital needs, there is substantial doubt about our ability to continue as a going concern if Coppermine or another source does not provide funding past March 31, 2025, of which an ongoing concern may hinder our ability to obtain further financing. Our public auditor’s report for the 2023 Annual Report stated that the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit, and these and other  factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If funding sources are not available or are inadequate or unwilling to fund operations beyond funding under the Note and MTA, or any new business line is not capable of generating sustainable revenues in the future, we will be required to reduce operating costs even further from existing reductions in operating costs, which could further jeopardize any future strategic initiatives and business plans. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future, whether to supplement, or provide funding after using, the funding under the Note and MTA, and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms.

There may be risks that are not presently material or known and not discussed in this Form 10-Q or other SEC filings. The Company’s status as a company with no active operations as of the date of the filing of this Form 10-Q and the doubt about the viability of the Company as a going concern creates substantial about the ability of the Company to develop or acquire a new business line or sustain operations beyond funding under the Note and MTA. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company’s ability to develop or acquire a new business, including those associated with an economic recession, inflation, a global economic slowdown, political instability, war, government regulation (including tax regulation), employee attraction and retention and funding working capital needs for a new business line. These factors affect businesses generally, including the Company and, as a result, are not discussed in detail, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2022, 2023 and continuing into 2024, an investment in our common stock involves a very high degree of risk. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Statement Regarding Cautionary Statement Regarding Forward-Looking Statements on page 18 above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended September 30, 2024.

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

Dated: November 14, 2024

/s/ Stewart Wallach
Stewart Wallach	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Chief Financial Officer
Principal Financial Executive and Accounting Officer

