Form 10-K
period 2024-12-31
CAPSTONE COMPANIES, INC.
filed 2025-03-17
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of our common stock issued and outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on June 30, 2024, as reported on the OTC QB Venture Market, was $358,899

Number of estimated shares outstanding of the Registrant’s Common Stock as of March 17 , 2025 is 48,826,864.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K report”) contains “forward-looking statements”. Those statements appear in a number of places in this Form 10-K report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers, with respect to: Company’s future business and financial prospects and ability to sustain operations; the development and commercialization of new products; the Company’s policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company’s financial condition or results of operations. Forward looking statements include words like “expect,” “anticipate,” “hope,” “project,” “may,” “should,” “could,” or similar words or variants thereof. Any forward-looking statement is not a guarantee of future performance and involves several risks and uncertainties. Actual results may differ materially from those results implied in the forward-looking statement as a result of various factors, some factors being beyond the Company’s control or ability to foresee. Among the factors that could cause plans, actions and results to differ materially from current expectations are, without limitation: general economic conditions and consumer confidence in the economy, impact of government actions on the economy, and disruption from natural or human causes, including severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases, government or other restrictions in response to epidemics or pandemics, and trade disputes between the U.S. and other nations, especially the impact of tariffs on business and financial results and future prospects. The accompanying information contained in this Form 10-K report, including the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Risk Factors” identifies other important factors that could cause such differences. With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be significant or “material” depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. Further, the Company is a “penny stock” company with no primary market makers and the public auditors of the Company have expressed doubt as to the Company as a going concern. Such a status makes highly risky any investment in the Company securities. See “Risk Factors” below. The forward-looking statements in this Form 10-K report are made as of the date hereof, and, unless required by law or regulation, we do not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after the date hereof.

You should read this Form 10-K report and the documents that we may reference in this Form 10-K report and have filed with the SEC, with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

 PART I

Item 1. Business

Overview

General. Capstone Companies, Inc. (“Company” or “CAPC”) is a Florida corporation. The Company is a designer, promoter and licensor of consumer products that are designed to simplify daily living through technology. The current product is the Connected Chef kitchen tablet. The Company is also engaged in the development of a health, fitness and social activities business at dedicated facilities (as described in “Health, Fitness and Social Activities Business” below) as a long-term business line.

Status of Consumer Product Business. Connected Chef Product Line. During 2023, the Company developed a Connected Surface Chef kitchen utility tablet, the “Connected Chef”. The Connected Chef, a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board, was developed to bring Internet connectivity in a device designed to withstand the conditions in a kitchen. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications, including Playstore, voice assistant and YouTube. The Connected Chef was ready for formal introduction in at the end of 2023, however management was unsuccessful in finding adequate funding to permit the Company to fully promote, market, or order product for inventory. In the second half of fiscal year 2024, the Company focused on licensing the Connected Chef to third parties for promotion, marketing, production and sales or distribution of the Connected Chef. This strategy was adopted to permit the commercial exploitation of the product without incurring the working capital costs of the Company handling all phases of commercial exploitation of the Connected Chef. The Company received expressions of interest in third party distribution of the Connected Chef in 2024 and is pursuing agreements for third party licensing of the promotion, marketing, production and distribution of the Connected Chef. The Company’s 2024 third party licensing operations for the Connected Chef elicited interest from prospective licensors in the latter half of fiscal year 2024. The Company is optimistic about securing a third-party licensing arrangement for the marketing and production of the Connected Chef in first half of fiscal year 2025. The third-party licensing approach to consumer products replaced the Company’s prior business model of production of consumer products by the Company and then the Company directly marketing and selling those consumer products to fill bulk orders from “big box” retailers like Costco, Walmart and Target. Due to financial constraints, the Company pursued the third-party licensing operation for new its new consumer product, the Connected Chef, as the most viable, affordable approach to commercial exploitation of the Connected Chef..

Smart Mirror Product Line. In 2024, due to a lack of sufficient sales of its Smart Mirror connected surface product (“Smart Mirror”), the Company ceased active marketing and production of the Smart Mirror, reduced staffing and overhead to adjust to existing revenues and liquidated the inventory for Smart Mirrors. With the cessation of the Smart Mirror production, the Company had no products in bulk production during fiscal year 2024 and focused on licensing the promotion, marketing, production, distribution and sales of the Connected Chef development of its health, fitness and social activities business, including efforts to raise long-term working capital funding. The Company focused on licensing of the Connected Chef in 2024 and into 2025 for its consumer product business.

LED Lighting Product Line. Historically, LED lighting products were the Company’s core business. The Capstone Lighting and Hoover Home LED brands, combined, sold millions of LED lighting products, but by 2023 the LED lighting products had matured and ceased to garner sufficient orders to maintain production. The impact of tariffs also adversely impacted the commercial viability of the LED lighting products. The Company switched its business focus to its Connected Surface products as a replacement product line. The Smart Mirrors and Connected Chef are products under the Connected Surfaces initiative, which initiative seeks to develop Internet-connected, “smart” consumer products.

Health, Fitness and Social Activities Business. The Company commenced in 2024 its business development of a second business line focused on year-round health, fitness and social activities business at facilities that would be owned, leased or operated by the Company (this business line being referred to as “HFS” or “HFS business”). Due to the popularity of sports like pickle ball and flag football, health, fitness and social activities at dedicated facilities are being developed nationwide. Pickle ball has been the fastest growing sport in America since 2021 and its popularity is based in large part in that it can be played by all fitness active demographics groups (e.g. children, adults and elders (since it does not require the skills and athleticism of tennis or other physically demanding sports)) and can be played as a recreational or competitive amateur/collegiate and professional sport. Professional pickle ball is increasingly popular sports entertainment. A typical HFS facility offers sports like indoor and outdoor pickle ball, padel and often another recreational sport or sports (e.g. martial arts, swimming, basketball, racquetball, tennis) with a food-drink-entertainment area. Some HFS facilities add field sports like soccer, lacrosse, and football (traditional and flag) in order to host tournaments, local school competitions, or recreational league play. The HFS facilities typically seek individual, family and group memberships charging periodic fees as well as additional fees for special offerings or events. Special events consist of children summer camps, birthday parties, corporate employee outings, or corporate sponsor events promoting their specific products (e.g. drinks, cooler products, drink ware, sporting equipment). Coaching and training in sports, especially pickle ball, is a common HFS business offering. With the broad appeal of pickle ball, HFS business has appeal to a broad demographic from children to adults to elders.

The Company’s business concept is to feature indoor and outdoor pickle ball courts as a primary attraction, but also to offer other sports and entertainment-social events in order to attract customers year-round and morning-to-evening and also to attract league, tournament and corporate events. As of the date of the filing of this Form 10-K report, the Company is seeking to obtain working capital funding for internal HFS facility development as well as seeking potential acquisition of HFS company or operation. The Company needs to raise working capital to fund either internal development of a HFS operation or acquisition of an existing HFS company or operation.

In furtherance of the HFS business development, the Company entered into a Management Transition Agreement, dated October 31, 2024, with Coppermine Ventures, LLC, a private Maryland limited liability company, (“Coppermine”) to identify and nominate a chief executive officer and two board members for the Company as a management team to focus on development of the health, fitness and social business line. Coppermine operates a successful and growing health, fitness and sports business in the State of Maryland. On December 4, 2024, the Company employed an experienced founder and manager of an established health, fitness and social company, Alexander Jacobs, as Company’s Chief Executive Officer, in order to lead the HFS business development. Mr. Jacobs is the founder, senior executive and owner of Coppermine. On January 20, 2025, the Company’s Board of Directors (“Board”) appointed Brian Rosen, a nominee of Coppermine, as a non-employee director of the Company. Mr. Rosen has a business relationship with Coppermine. The Company also appointed Warner Session, a Washington, D.C. real estate lawyer and lobbyist, as an independent director to the Board on January 9, 2025, in order to assist in the Company’s efforts to develop the health, fitness and social business line. Mr. Session’s experience and skills in real estate transaction and funding and lobbying are deemed as important skill sets for the HFS business.

As further progress in the HFS business, on March 13, 2025, the Company entered into a Memorandum of Understanding (“MOU”) with Coppermine whereby the Company will produce a development plan (“Plan”) for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed HFS business facilities in the State of Maryland (“Facilities”). These Facilities currently lack an integrated, single customer registration and management application. Upon and subject to acceptance of the completed Plan by Coppermine, which Plan is anticipated to be completed by May 31, 2025, the Company and Coppermine intend to enter into an application development agreement based on the Plan accepted by Coppermine (“CRM Agreement”) whereby Capstone will produce the CRM Application with assistance from a Capstone software developer contractor.

Under a signed CRM Agreement, Coppermine would fund the development of the CRM Application by Capstone. The contract cost of that development will be determined as part of producing the Plan and will be set forth in the CRM Agreement. The intent of the companies is to develop and implement the CRM Application for the Facilities in 2025. If Coppermine accepts the Plan and enters into the CRM Agreement, the ability of the Company to develop the CRM Application will depend on funding of that development fees and costs by Coppermine.

Upon and subject to completion and successful implementation of the CRM Application at the Facilities, the Company intends to explore the (1) commercial potential of licensing the CRM Application to third parties who own and operate health, fitness and social activities facilities, health clubs, exercise gyms and similar businesses in North America and (2) the suitability of the CRM Application for any future HFS business facilities developed or acquired by the Company.

This summary of the MOU is qualified in its entirety by reference to MOU, which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 14, 2025. The summary of the MTA is qualified in its entirety by reference to the. MTA, which is attached as Exhibit 10.2 to the Current Report on Form 10-K filed by the Company with the SEC on November 5, 2024.

Competitors in HFS. Competition in the HFS consists mostly of small companies servicing a locality and local government sponsored facilities with HFS. Emerging in the HFS industry in 2024 and into 2025 are companies seeking to build regional or greater market presence with multiple facilities or franchisors. Companies like Dill Dinkers, The Picklr, Pickleball Kingdom and Ace Pickleball Club are seeking expanded market reach with multiple facilities and these companies focus on pickle ball courts with areas for social events (usually a sports bar or restaurant). More entertainment-oriented companies in the HFS business seeking a larger market reach are Chicken and Pickle and Crush Yard. Some competitors have professional pickle ball players as resident directors or company sponsors. All of these companies feature pickle ball courts. According to the Sports & Fitness Industry Association’s Topline Participation Report, pickle ball is the fastest growing sport in the U.S. with 51.8 percent from 2022 to 2023 and 223.5 percent growth from 2021 through 2023. According to a January 2025 posting by U.S.A. Pickleball organization: 4,000 new pickle ball facilities opened in 2024 and a total of 68,458 courts nationwide as of 2024, with 18,455 new courts added in 2024.

Corporate Status. In light of the viability and continuous operation of the third party licensing program for the Connected Chef throughout 2024 and into 2025, and the Company’s concurrent operational efforts and progress in the HFS business in 2024 and into 2025, the Company has determined that it was not a public shell company during fiscal year 2024, and is not a public shell company in 2025 to the date of the filing of this Form 10-K report, under applicable SEC rules. Prior references to shell status in forward looking statements or otherwise by the Company were the result of an underestimation of the third party licensing program for the Connected Chef as an ongoing, viable continuation and replacement of the traditional, pre-2024 consumer product business of the Company, which pre-2024 business model was focused on volume orders from “big box” retailers, and not crediting the progress and viability of the HFS business in 2024 and in 2025 on determination of corporate status. The Company maintained operation of its traditional consumer product business in 2024 through its third-party licensing program of the Connected Chef. Any prior disclosures to the contrary are rescinded.

Working Capital Funding. In 2024 and into 2025, the Company has sought working capital funding for (1) Connected Chef consumer product business; (2) HFS business; and (3) basic working capital for essential corporate operations and regulatory compliance costs necessary as a reporting company under the Exchange Act and a company with its common stock quoted on the OTC Market Group QB Venture Market.

2024 Working Capital Funding Commitments and Progress in HFS Business Development. On October 31, 2024, the Company was successful in securing a new funding source for operating working capital, from Coppermine Ventures LLC (“Coppermine”). The Company received two capital advances during 2024, totaling $178,932 under an unsecured promissory note, amended on January 29, 2025, (“Note”) issued by Coppermine. The Note accrued simple interest at 7%, matures December 31, 2025, and will provide working capital of $485,163 over the life of the Note. The Company also executed a Management Transition Agreement (“MTA”) on October 31, 2024, amended November 6, 2024. Under the terms of the amended MTA, Coppermine agreed to 1) nominate two qualified persons to be appointed and serve on the Company’s board of directors, 2) specify a qualified person as nominee to serve as Chief Executive Officer. Under the terms of the amended MTA, the Company agreed to 1) have the board of directors accept the resignation of the incumbent Chief Executive Officer, 2) two incumbent directors would resign. Subsequent to the execution of the MTA, incumbent board directors Jeffery Postal and George Wolf resigned effective December 6, 2024, and Alexander Jacobs, founder, owner and senior operations executive of Coppermine and affiliated companies, was appointed as the Chief Executive Officer and director of the Company. The appointment of Mr. Jacobs and the MTA were initial progress in the Company’s development of its proposed health, fitness and social business. Mr. Jacobs is the founder, owner and senior executive of Coppermine’s health, fitness and social operations in the State of Maryland, which has 20 facilities, and has extensive experience in founding, operating and growing health, fitness and social activities operations as well as managing the real estate component of. The HFS business. The addition of directors Warner Session and Brian Rosen in January 2025 was an additional step in adding personnel who can assist in the HFS business development.

Certain members of the Company’s management (“Corporate Insiders and Directors”) provided short-term funding from time to time in 2024 to support the Company’s basic operational funding needs, but there is no guarantee that this funding will be available in the future to fund operations or Connected Chef program third-party licensing program or the efforts to develop the health, fitness and social business development. The Company has been relying upon funding from Coppermine since November 2024 to fund essential corporate operations and regulatory compliance costs. There is no assurance that this funding will extend beyond the third fiscal quarter of 2025.

Finding affordable, timely and adequate funding from third party sources in 2025 will be essential to sustaining Company operations.

As of the filing of this Form 10-K report, all of the Company’s retail sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the Company’s business did not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

 Our Current Strategy

The Company’s business operations in 2024 and into 2025 are the HFS business and third-party licensing of the Connected Chef. The long-term business strategy of the Company is focused on the HFS business with the third-party licensing of the Connected Chef as a secondary business. The implementation of the long-term business strategy will depend on having adequate working capital until revenue flow from operations replaces third party funding as the principal means of funding overhead. We have third party funding for basic operational overhead through the third fiscal quarter of 2025. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational overhead beyond three fiscal quarter of 2025. We have not achieved adequate funding for all working capital needs as of the date of the filing of this Form 10-K.

In terms of HFS business, the Company is seeking to penetrate an industry that is rapidly expanding nationwide with many existing and new companies that have established operations and brand recognition. The HFS industry also has emerging regional or potentially national HFS chains and franchises. There is also a growing number of funding sources, including private equity funds and strategic partners (typically, in restaurant or entertainment business) for HFS business, especially companies featuring pickle ball. The Company may be unable to establish a competitive, sustainable HFS operation in the face of a rapidly growing industry with competitors who have established operations, greater funding than the Company and established brand recognition. The Company needs to raise sufficient working capital to acquire an existing HFS operation or establish an HFS operation that has offerings that appeal to a broad demographic range of customers. The Company believes that a competitive edge in HFS industry is offerings that appeal to a broad demographic group (children, families and adults) as opposed to offerings that are primarily aimed at appealing to adults seeking pickle ball courts with a sport bar or social activities environment.

As a consumer product company with a third-party licensing product, the Connected Chef, the Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence and preferences, employment levels, new technologies, credit availability, costs and barriers of producing products from foreign original equipment manufacturers (“OEMs”) and commodity costs. Demand for the consumer products like the Connected Chef is highly dependent on economic drivers such as consumer spending and discretionary income. Technological changes can also undermine the appeal of devices like the Connected Chef. Consumers can opt to use a smart cell phone, tablet or laptop for Internet access for recipes and kitchen arts instead of using a dedicated device like the Connected Chef. Further, Amazon.com offers the Echo Show 21-inch kitchen hub with built-in Fire TV and Alexa functions. While the Echo Show is not focused on recipes and kitchen arts like the Connected Chef, being more a general smart TV with Internet connection for the kitchen, it is still potentially competitive to the Connected Chef. The purported market appeal of the Connected Chef is that it’s tailored to kitchen use for recipes and kitchen arts and designed to withstand the conditions of a kitchen, which is not the case for smart cell phones, tablets and laptops. The Connected Chef is counting on consumers preferring a dedicated kitchen device rather than using and risking damage to devices primarily designed and used for other functions and uses.

As is true for any consumer product company, the Company faces competition from numerous competitors in the consumer product industry, foreign and domestic, and some of those competitors have substantially greater market share, brand recognition, distribution and financial and technical resources than the Company. The Company’s strategy has been to develop well designed and well-made products that appeal to a niche market. The Company also relies on the production and engineering resources and technical expertise of its contract manufacturers to compensate for a lack of those resources internally. The lack of working capital hinders the ability of the Company to leverage the development, design and production capabilities of OEMs.

Due to working capital constraints, the Company’s focus for the Connected Chef is licensing of the promotion, marketing, production and sales/distribution to third parties. A typical arrangement would be a distributor or product company licensing the right to promote, market, distribute and sell the Connected Chef, which would be ordered from a Company’s authorized contract manufacturer. The Company would be merely the licensor and would not be required to fund or handle the promotion, marketing, production, distribution and sale of the product. The Company is exploring such an arrangement with a limited number of prospective distributors.

Perceived or Essential Strengths

Capstone believes that the following competitive strengths have traditionally served to support its business strategies:

HFS Development. The Company’s Chief Executive Officer, Alexander Jacobs, has an established record since 2011 of successfully founding, operating, and growing a HFS company. His expertise is key to the HFS development effort of the Company. He has developed for his Coppermine company a selection of HFS offerings that appeal to and attracts a broad demographic group – children, adults, families, elders – as well as appealing to corporate events and sports tournament and league events. Unlike other HFS companies that are geared primarily to appeal to adults seeking pickle ball and sports bar entertainment, the concept developed by Mr. Jacobs, and the concept that the Company is pursuing, is to tailor facility offerings to the locality and to appeal to a broader demographic group rather than the demographic approach aimed primarily at adults seeking pickle ball/sports bar facility.

The success of Mr. Jacobs at another company is a not an indication of and should not be deemed to be an indication or projection or guarantee of the potential performance of any Company HFS operation. The Company cannot fully implement its HFS business without sufficient working capital for internal development of a HFS operation or acquisition of an existing HFS company or operation, and such working capital has not been obtained as of the date of the filing of this Form 10-K report. Even with adequate funding, the Company will face significant competition in the growing HFS industry and may, as a new entrant in the industry, be unable to successfully compete in that industry.

Connected Chef Product. In North America, the Company has been recognized for more than a decade as an innovator and highly efficient, low-cost manufacturer in several product niches. Company believes that its insight into the needs of retail programming and its proven execution track record with noted retailers globally positions it well for future growth.

The Company’s former chief executive officer, Stewart Wallach, has over three decades of consumer product experience and has successfully built and managed other consumer product companies.

In the past, the operating management’s experience in hardline product manufacturing has prepared the Company for successful entries into various consumer product markets, especially its experience in using foreign OEMs to provide capabilities not possessed internally by our company.

Consumer Product Quality: With prior product lines, the Company demonstrated a high quality in product’s design and utility through a combination of sourcing quality components, stringent manufacturing quality control and conducting rigorous third-party testing. The Company’s history of developing cost-competitive products without compromising quality standards is a competitive strength of the Company’s consumer products.

Perceived Weaknesses

As of the filing of this Form 10-K report, the Company’s working capital constraints hinder full implementation of the HFS business and a more expansive promotion of the Connected Chef product licensing as well as future innovations to that product.

With respect to the Connected Chef, and in the past with any new product line, the Company’s consumer products will face the risk of new technologies or functionalities shifting consumer demand away from the products produced by the Company. The Company lacks and may lack the financial resources or ability to license or acquire new technologies or functionalities in demand by consumers, which failure may undermine the commercial viability of Connected Chef.

Even if the Connected Chef licensing program is established as a sustainable revenue source, Company lacks the large internal research and development capability of its larger competitors to respond to technological changes that may render the Connected Chef obsolete, or address consumer preference changes requiring revisions to the Connected Chef. Even with sufficient working capital, Capstone operates with a small number of employees whose functions are dedicated to executive management, marketing or administrative support. The limited number of employees may hinder or delay the ability of the Company to identify or respond to consumer preferences or new technology developments in a product line. Hiring may be required with any growth and qualified personnel may not be readily available. We cannot match the compensation packages to prospective employees that many larger competitors may offer, and we lack the funding and other resources to change our operational model and its reliance on contractors for many functions and capabilities. The weakened financial condition of the Company further undermines the ability of the Company to add essential personnel for any effort to re-establish a viable product line or new business line.

As a smaller reporting company, Company lacks the staff, money, internal capabilities and resources and operational experience to significantly or timely respond to significant challenges and adverse changes in business and financial requirements.

Strategic Reviews. Like many companies, the Company conducts periodic strategic reviews where the feasibility of significant corporate transactions is considered, including mergers, asset purchases or sales and diversification or change in business lines. The Company lacks the financial resources of larger companies to withstand adverse, significant and sustained changes in business and financial condition. This vulnerability necessitates an ongoing consideration of alternatives to current operations. Due to the decline in financial performance of the Company since 2021, and the Company being in transition from a declining product line and not yet establishing a profitable product line, as well as the Company having its shares of Common Stock quoted on The OTC Markets Group, Inc. QB Venture Market and being a “penny stock”, the Company may be unable to fully implement the HFS business and aggressively pursue Connected Chef licensing.

Products and Customers

Current product lines under development as of this Form 10-K report are as follows: https://www.connected-chef.com/

-	Connected Chef, a purpose-built kitchen appliance tablet, which is a unique form factor with Google GMS operating system, with an integrated platform for cooking accessories, i.e.: cutting board.

The following product lines that are discontinued for manufacturing, but are available for sale as of the date of this Form 10-K report are as follows:

-	LED Lighting

Over the past fifteen years, the Company established product distribution relationships with numerous leading international, national and regional retailers, including but not limited to: Amazon, Costco Wholesale, Sam’s Club-Walmart, the Container Store and Firefly Buys. These distribution channels sold the Company’s products through the internet as well as through retail storefronts and catalogs/mail order. The Company is actively marketing the Connected Chef to appliance manufacturers and distributors as potential licensees of the Connected Chef. The Company may have to pursue a different market segment if it cannot secure a licensing agreement from these prospective licensees. The Company has only one product line and lacks different product lines to offer in lieu of unsuccessful, existing product lines to prospective licensees.

Tariffs. The President Trump administration implemented certain tariffs in 2018 that directly affected the Company’s competitiveness in consumer products – due largely to the consumer products being bulked produced in China. While all companies in certain industries are affected equally, the appeal for these products to consumers was negatively impacted when retail prices increased due to higher duty rates. The Company’s previous business model insulated the Company from paying duties as its retail partners are the importers of record. The 2024-2025 Connected Chef licensing program seeks the same benefit by having the commercial transactions being between third party licensors and licensees. The obvious unknown is the final impact of tariffs to the landed costs. When the Company sold bulk orders of consumer products to retailers, the retailers demonstrated caution in their promotional planning schedules and will continue to do so until the administration has clarified its position enabling importers to calculate estimated landed costs.

2025 Tariffs. President Trump imposed aggregate tariffs of 20% on Chinese imports. These tariffs produced retaliatory tariffs from China on certain U.S. imports. This trade dispute may adversely impact the Connected Chef product licensing business by causing possible Chinese contract manufacturers from producing products for licensees or licensors, or those products being competitively priced after the seller or distributor adds any costs from tariffs. The Company may be able to find other contract manufacturers to replace Chinese contract manufacturers, The Company’s experience in consumer product development and production has primarily been with Chinese contract or OEM manufacturers. The Company lacks sufficient operational history as of the filing of this Form 10-K report to estimate or project the impact of the current trade dispute and tariff hikes on the Connected Chef licensing business.

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

Reduction in Federal Government Personnel and Programs. As of the date of the filing of this Form 10-K report, the Company does not rely upon federal funding of any kind for either the HFS business or Connected Chef licensing business and does not sell products or services to the Federal government. As such, there is no known, current and direct adverse impact from Trump Administration’s significant reduction in the Federal government personnel, elimination of Federal government programs and funding in numerous areas and postponement or cancellation of Federal government spending or purchases. The Company does intend to explore state or local government funding or grants for developing HFS business facilities, but the Company has not sought any such funding or grants as of the date of the filing of this Form 10-K.

Sales and Marketing – Consumer Products

With respect to the sale of consumer products in 2024, the Company relied on direct promotion by Company’s Chair of the Board, Stewart Wallach, as supplemented by sales agents. Company’s e-commerce initiatives did not provide significant sales during 2024 or 2023 and is not part of the going forward promotional or marketing strategy.

Our sales within the U.S. are primarily made by our in-house sales effort or independent sales agencies. Our independent sales agencies are paid a commission based upon sales made in their respective territories.

The Company has historically promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show. In 2024, the Company’s marketing focus shifted to direct solicitation by in-house staff of potential licensees of the Connected Chef.

Direct Import Sales. We historically ship finished consumer products directly to buyers from Thailand and China contract manufacturers. Under the Connected Chef licensing business, product will be shipped from contract manufacturer to third party licensee or licensor. The sales transaction and title of goods are completed by delivering products to the customers overseas shipping point. The customer takes title of the goods at that point and is responsible for inbound ocean freight and import duties. Sales in 2024 consisted of liquidation of Smart Mirror inventory and sales of LED lighting products from existing inventory. Due to the poor performance of the Smart Mirrors, the Company wrote off all inventory on hand as of December 31, 2023, and liquidated the remaining stock in April 2024.

We used social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a YouTube channel to host videos and established a X (formerly, Twitter) account. Our Social Media marketing has not resulted in any significant sales of products. We have not been and may not be able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms, (however the Company did not emphasizing or actively utilizing Social Media marketing in 2024 or into 2025):

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected

INSTAGRAM2: https://www.instagram.com/capstoneconnected

PINTEREST3: https://www.pinterest.com/capstoneconnected/

X (TWITTER)4 https://twitter.com/CAPC_Capstone

YOUTUBE5 https://www.youtube.com/channel/UCMX5W8PV0Q59qoAdMxKcAig

1 Facebook is a registered trademark of Facebook, Inc.

2 Instagram is a registered trademark of Instagram.

3 Pinterest is a registered trademark of Pinterest.

4 Twitter is a registered trademark of Twitter Corporation.

5YouTube is a registered trademark of YouTube Corporation.

Competitive Conditions

HFS Industry. HFS/pickle ball industry is rapidly expanding nationwide and with competition posed by small companies operating a single facility for a locality; HFS companies with multiple facilities; franchise operators; and restaurant and entertainment companies strategically aligning with HFS companies or offering HFS business as an add-on. Many of the competitors have significant financial, business, marketing and personnel resources, established market presence and brand recognition and proven business strategies. They may also have sponsorship or promotional partnerships with sports equipment, drink or other sports-oriented companies, which relationships may enhance the competitive strength of competitors. As a new entrant seeking to penetrate the industry Company faces significant obstacles and challenges in establishing a revenue generating, sustainable HFS operation. The Company will rely on the experience of its Chief Executive Officer, Alexander Jacobs, in implementing the HFS business strategic plan. Without sufficient working capital funding that is adequate, affordable and timely, the Company may be unable to establish a profitable, sustainable HFS business. Company efforts to secure that working capital funding are ongoing and being conducted by the Company’s Chair of the Board, and certain of the Company’s directors and professional advisors.

Consumer Products. In terms of the consumer product industry, the Company operates in a highly competitive environment, both in the United States and internationally, in the former LED lighting product segment and in the Connected Chef internet of things product segments. The Company’s consumer products compete with products made by large multinationals with global operations as well as numerous other smaller, specialized national or regional competitors who generally focus on narrower markets, products, or particular categories. Competitors include Gentex Corporation, Seura Solutions, Inc., Magna International, Inc, Amazon and Samsung Electronics Co. Ltd.

Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training. The Connected Chef product is an emerging industry. The Connected Chef received GMS approval from Google third party testing labs, which allows the Connected Chef to utilize the Google operating system in the tablet. The Company may be unable to develop or license emerging new technologies that are dominant and demanded by consumers, retailers, distributors and resellers. Consumer tastes and preferences change and timing the product line with consumer demand is important in establishing a market for the product line.

Consumer Product Research, Product Development, and Manufacturing Activities

The Company’s research and development operations based in Florida and Thailand have designed and engineered many of the Company’s consumer products, with collaboration from its third-party manufacturing partners, software developers and Capstone U.S. engineering advisers. The Company outsources the manufacture and assembly of our products to a select group of OEM manufacturers overseas. With no LED or Smart Mirror product line in production, the Company’s research and development efforts have been limited to the Connected Chef. Our research and development focus includes efforts to:

●	Develop a product with increasing technology and functionality with enhanced quality and performance, and at a very competitive cost; and

●	Solidify new manufacturing relationships with contract manufacturers in Thailand.

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

With respect to consumer products, Company uses its proprietary manufacturing expertise by maintaining control over all outsourced production and critical production molds. To ensure the quality and consistency of the Company’s products manufactured overseas, Company uses globally recognized certified testing laboratories such as United Laboratories (UL) or Intertek (ETL) to ensure all products are designed and tested to adhere to each country’s individual regulatory standards. The Company also hires quality control inspectors who examine and test products to Company’s specification(s) before shipments are released.

For the consumer products business line, the Company must develop new products or new product segments with innovative imbedded technologies to meet consumer’s growing expectations. The Connected Chef product is designed to achieve those expectations. Company’s financial constraints may hinder or undermine efforts to establish or sustain a profitable Connected Chef product licensing business. Establishing the Connected Chef product licensing program as a viable revenue source is essential to sustaining the Company as a consumer product company. The Company will need adequate funding to sustain that business line and operations. Absent such funding or third-party funding for licenses of the Connected Chef, the Company may be forced to cease the licensing program.

Investments in technical and product development are expensed when incurred and are included in the operating expenses.

Raw Materials

The principal raw materials currently used by the Company are sourced in Thailand and China, as the Company orders product exclusively through contract manufacturers in the region. These contract manufacturers purchase components based on the Company’s specifications and provide the necessary facilities and labor to manufacture the Company’s products. Company allocates the production of specific products to the contract manufacturer the Company believes is more experienced to produce the specific product and whose facility is located in the country that most benefits from the U.S. Tariff regulations. To ensure the consistent quality of Capstone’s products, quality control procedures have been incorporated at each stage of the manufacturing process, ranging from the inspection of raw materials through production and delivery to the customer. These procedures are additional to the manufacturers’ internal quality control procedures and performed by Quality Assurance personnel.

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

Distribution and Fulfillment

Since January 2015, the Company has outsourced its U.S. domestic warehousing and distribution needs to a third-party warehousing facility situated in Anaheim, California. The warehouse operator provides full inventory storage, packaging and logistics services including direct to store and direct to consumer shipping capabilities that electronically interface to our existing operations software. The warehouse operator provides full ERP (Enterprise Resource Planning), Inventory Control and Warehouse Management Systems. As the Company does not have an active product line nor product inventory, the Company discontinued the relationship with the 3rd party warehouse during 2024.

Seasonality

In general, sales for household products and electronics are seasonally influenced. Certain gift products cause consumers to increase purchases during key holiday winter season of the fourth quarter, which requires increases in retailer inventories during the third quarter.

We do not have sufficient operational experience with the Connected Chef to predict the seasonality.

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

We have and may have to indemnify licensors and licensees of the Connected Chef against third-party intellectual property infringement claims. With respect to any intellectual property rights claims against us or our customers, we may be required to cease manufacture of the infringing product, pay damages and expend significant Company resources to defend against the claim and or seek a license.

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

Environmental Regulations

We believe that the Company is in compliance with environmental protection regulations and will not have a material impact on our financial position and results of operations. The Company is not aware of any national, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, the Company cannot predict the effect on our operations due to possible future environmental legislation or regulations. During 2024, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Climate Change. With no products in ongoing bulk production in 2024 from OEMs, and only limited sales of product from existing inventory in 2024, the Company did not experience any direct, material impact on business and financial condition in 2024 from pending or existing climate-change related legislation, regulations, and international accords in the U.S., the physical impacts of climate change, or perceived indirect material impact from business trends. On March 6, 2024, the Commission adopted final rules to require registrants to disclose certain climate-related information in registration statements and Form 10-K annual reports. The new rules would have applied to annual reports for the year ending December 31, for smaller reporting companies, except that the SEC voluntarily imposed an administrative stay on implementation the climate change rules on April 4, 2024, due to numerous lawsuits challenging the SEC’s statutory authority to adopt and enforce the climate change rules. Further, on February 11, 2025, Acting SEC Chair Mark Uyeda announced that the commission would pause its legal defense of the climate-related disclosure rule, citing concerns about the rule's legality and the need for further deliberation, according to a statement from the Acting SEC Chair Mark Uyeda.

Employees

As of December 31, 2024, we employed 5 employees and consultants: 1 in our U.S. office and 4 individual consultants, 1 of which resided in Hong Kong, formerly employees of our Hong Kong operation. We consider our relations with our employees and consultants to be good. None of our employees are covered by a collective bargaining agreement. We believe that our staff is adequate to handle the current operations as we do not currently have a manufactured product line. Our ability to hire additional personnel is subject to adequate revenue flow and funding.

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

Government Regulation

Our operations are subject to regulation by federal and state securities authorities as well as various federal, state, foreign and local laws and regulations governing a consumer products company and a for-profit business. We are not subject to any U.S. federal, state or local regulation that poses, in our opinion, any special or unusual burden or obstacle to conducting our business.

Since the Company did not have any active product production in China in 2024, regulatory and trade restrictions in China and Hong Kong SAR was not a factor affecting our 2024 operations. If the Connected Chef licensing program utilizes contract manufacturers in China or Hong Kong SAR, then local regulations as well as the current tariff and trade dispute between the U.S. and China, may adversely impact or potentially undermine the ability of the Company or its licensees to obtain product production in China or Hong Kong SAR We established relationships with a contract manufacturer in Thailand as an alternative to China sources. The Company is currently attempting to ascertain the best available contract manufacturing source for the Connected Chef product. If an affordable, reliable contract manufacturer cannot be located, it will undermine the Connected Chef product licensing program.

The Company’s Hong Kong SAR subsidiary is dormant, and the Company does not have a corporate presence in Hong Kong or China as of 2023. Hong Kong and China remain a possible source for research and development for products and product production in the future. As such, Chinese and Hong Kong legal developments remain a potential, pertinent issue for the Company.

If the Company seeks production of Connected Chef product in China or Hong Kong SAR, the regulatory and political environment for U.S. companies in those regions have become increasingly hostile or difficult. This situation may worsen in light of the ongoing dispute between U.S. and China over status of Taiwan and the 2025 trade dispute between the U.S. and China, which in 2025 resulted in imposition of new tariffs on U.S. imports by China and Chinese imports by U.S. The Company is seeking foreign licensees for the Connected Chef product, in part, in an effort to try avoiding the adverse consequences of the current U.S.-China trade dispute by having potential licensees and licensors not being located in or shipping product directly from China or Hong Kong SAR to the U.S.

In terms of local political situation in China and Hong Kong SAR, the Chinese government has imposed its laws, policies and directives in Hong Kong SAR, which has created uncertainty about whether Hong Kong SAR will continue to encourage and enable foreign companies to conduct business in Hong Kong SAR without undue interference from the Chinese government. Chinese government intervention in Hong Kong’s political and legal affairs since 2020, which has taken the form of unilaterally imposing Chinese laws and policies in Hong Kong, create a heightened threat of Hong Kong’s traditional pro-foreign business policies, regulation and economic environment being altered to suit national security concerns and international objectives of the Chinese government and becoming untenable for foreign businesses, especially U.S. companies conducting business in Hong Kong in light of growing U.S.-Chinese tensions in international affairs and global economic competition. Chinese government’s imposition of the National Security Law in Hong King on June 30, 2020, undermined Hong Kong’s autonomy and introduced heightened uncertainty for foreign and local firms operating in Hong Kong. On March 5, 2022, Chinese Premier Li Keqiang asserted that Beijing intends to exercise “overall jurisdiction over the two SARs,” referring to Hong Kong and Macau. Political or military conflict between the United States and China, who are rivals for power and influence in Asia and to an increasing extent all along the Pacific Rim as well as being diametrically opposed to one another over the status of Taiwan, could provoke an even more strident, anti-U.S. change in Chinese trade or commercial laws and regulation, including Hong Kong trade and commercial laws, that makes it more difficult or expensive for us to obtain consumer products.

New Hong Kong Security Law. On March 19, 2024, effective March 23, 2024, Hong Kong Legislative Council unanimously passed the Safeguarding National Security Ordinance under Article 23 of the Basic Law ("NSO Act"). The NSO Act greatly expands the authority of the Hong Kong government to respond to and govern: treason, insurrection, sedition, theft of state secrets, espionage, sabotage and foreign interference in Hong Kong political affairs. As of the filing of this Form 10-K report, the Company is uncertain on the impact of the 212-page NSO Act on the production of the Connected Chef product, if the Company or its licensees seek to produce the Connected Chef product in China or Hong Kong SAR in 2025. The Connected Chef product is not being produced in China or Hong Kong SAR for distribution to licensees as of the date of the filing of this Form 10-K report. Many aspects of the NSO Act, in terms of enforcement and implementing rules and policy, are unclear or not in existence as of the filing of this Form 10-K

Working Capital Requirements and Financing

On April 5, 2021, the Company entered into five separate securities purchase agreements (“SPAs”) whereby the Company privately placed an aggregate of 2,496,667 shares of Common Stock for an aggregate purchase price $1,498,000 (transactions being referred to as the “Private Placement”). The five investors in the Private Placement consisted of four private equity funds and one individual – all being “accredited investors” (under Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, (“Securities Act”). The $1,498,000 in proceeds from the Private Placement was used to purchase start up inventory for the Company’s since discontinued Smart Mirror product line and the remainder for advertising and working capital.

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the since discontinued Smart Mirror product. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors Stewart Wallach and J. Postal and E. Fleisig, a natural person. On October 18, 2021, the Company received the $1,020,000 funding under this agreement. The note payable was due on November 30, 2024. See cancellation agreement below.

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors Stewart Wallach (through Group Nexus, a company controlled by Mr. Wallach), Jeffrey Postal and M. Khoury, a natural person. Under these agreements the interest terms are 5% based on a 365-day year, and matured November 30, 2024. See cancellation agreement below.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). The principal accrues simple interest at a rate of 5 percent per annum, and matured November 30, 2024. See cancellation agreement below.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations (the “Working Capital Funding Agreement”). Principal accrues simple interest at a rate of 5 percent per annum, and matured November 30, 2024. See cancellation agreement below.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, and matured November 30, 2024. See cancellation agreement below.

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director S. Wallach to provide funding for daily operations. Total funding under the agreement amounted to $632,500 as of December 31, 2024. Principal accrues simple interest at a rate of 5 percent per annum, and matured November 30, 2024. See cancellation agreement below.

On January 16, 2024, the Company negotiated a Working Capital Funding agreement with Director Jeffrey Postal to provide $50,000 in funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature November 30, 2024. See cancellation agreement below.

On October 31, 2024, the Company executed an unsecured promissory note with a then unrelated party, Coppermine Ventures, LLC (“Coppermine”), to provide $125,914 in working capital funding for daily operations. Principal accrues simple interest at a rate of 7 percent per annum, maturing July 31, 2025. On November 26, 2024, Coppermine provided an additional $53,018 in working capital funding for daily operations.

On December 18, 2024, the Company’s Board of Directors approved the cancellation of the aforementioned notes payable, with the exception of the Coppermine Ventures promissory note, in exchange for shares of Series B-1 Convertible Preferred Stock (“B-1 Stock”) of the Company, calculated at a price of $0.07 per share (“the Exchange Price”). Each aforementioned note holder executed the cancellation agreement and received their pro-rata B-1 Stock in accordance with the Exchange Price. A total of 750,075 B-1 Stock was issued for cancellation of $3,665,303 in principal and accrued interest, inclusive of deferred salary and consulting wages for Stewart Wallach and George Wolf, respectively.

The Company’s ability to maintain sufficient working capital is highly dependent upon funding from related parties. Failure to achieve future operating revenue could have a material adverse effect on the Company’s working capital, ability to obtain financing, and its operations in the future.

In addition, the Company intends to seek alternative sources of liquidity, including but not limited to accessing the capital markets, other alternative financing measures, or a business combination. However, instability in, or tightening of the capital markets, could adversely affect our ability to access the capital markets on terms acceptable to us.

The Company’s liquidity and cash requirements are discussed more fully in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Item 1A. Risk Factors.

Described below and throughout this Form 10-K report are certain factors and risks that the Company’s management believes are applicable to the Company’s business and the industries in which it operates. If any of the described events occur, the Company’s business, results of operations, financial condition, liquidity, or access to funding could be materially adversely affected. When stated below that a risk or factor may have a material adverse effect on the Company business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could have a material adverse effect on the Company, including those associated with an economic recession, inflation, a global economic slowdown, political instability, government regulation (including tax regulation), employee attraction and retention, and customers’ inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of extraordinary events, such as war, terrorist attacks or natural disasters (such as tsunamis, hurricanes, tornadoes, and floods) and pandemics or epidemics. These risks and factors affect businesses generally, including the Company, its customers and suppliers and, as a result, are not discussed in detail below, but are applicable to the Company. As a “penny stock” without primary market maker support, and our public auditors expressing substantial doubt about our ability to continue as a going concern any investment in our Common Stock is highly risky and should only be considered by investors who can afford to lose their entire investment. These risk factors are not the only risks that we may face. Additional risks and uncertainties not presently known to us or not currently believed to be important also may adversely affect our business.

Business and Operational Risks

Our auditors have issued a going concern opinion, and we will not be able to achieve our objectives and will have to cease operations if we cannot adequately fund our operations.

Our public auditors issued a going concern opinion in connection with the audit of our annual financial statements for the fiscal year ended December 31, 2024. A going concern opinion means that there is substantial doubt that the company can continue as an ongoing business for the next 12 months. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties. There is no assurance that we will be able to adequately fund our operations in the future.

The declining revenues in 2024 and 2023 of our business line of LED lighting products and the lack of a sufficient revenue generating operation in 2024 have resulted in significant operating losses and imposed a need to sustain operations with outside funding of working capital. If the Company cannot obtain adequate, affordable funding, whether equity or debt, as needed, the Company will have difficulty sustaining the Company as a going concern.

Cash flow from operations was and is not sufficient to sustain operations and fully fund its HFS business and Connected Chef licensing program. In order to attempt to secure adequate working capital in 2024, we took the actions detailed below. These actions are not deemed sufficient to meet all expected working capital needs for 2025 or to license the Connected Chef or complete a business combination or purchase a new revenue generating product line. We anticipate the need to raise working capital funding to meet our funding needs in 2025 as we do not have any cash flow from operations. Because of the low market price and liquidity of our Common Stock, our declining financial performance, lack of hard assets required for asset based loans, and our transition from a declining product line and primary source to a new, unproven product line, we may be unable to raise necessary, affordable and timely working capital in 2025 and that failure could be fatal to our ability to sustain the Company as an operating company.

During the year ended December 31, 2024, the Company used cash in operations of $289,548 and generated net operating losses of $995,815. As of December 31, 2024, the Company has working capital deficit of $144,755 and an accumulated deficit of $11,784,360. The Company’s cash balance decreased approximately $20,000 from $36,466 as of December 31, 2023, to $15,850 as of December 31, 2024. Although we have cash on hand, the Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the filing of this report and we will need to seek additional capital through debt and/or equity financing to fully fund operational overhead and fully fund the effort to license the Connected Chef product line or establish the HFS business as the primary revenue source in 2025. While certain directors have provided working capital funding to the Company in the past, including 2024, there is no guarantee, and none can be given that these insiders will do so when and as required by the Company in 2025.

If the HFS business does not produce revenues in 2025, and if the Connected Chef licensing program does not become a viable revenue source in 2025, the Company will need additional third-party funding to sustain operations and efforts to establish the HFS program and the Connected Chef licensing program as a viable revenue sources. The Company has not yet received pre-production orders for the Connected Chef product line under its licensing program and has not yet acquired or internally developed a HFS operation. The Company currently lacks the working capital to extensively market the Connected Chef licensing program or fully implement the HFS program. Company has no consumer products in active production as of the date of the filing of this Form 10-K report.

In 2024, the Company did not have an alternative consumer product line to the Connected Chef product line and would be unable to develop an alternative in 2025 due to a lack of adequate working capital. The Company has not raised the working capital to acquire or launch a HFS operation as of the date of the filing of this Form 10-K report. Absent adequate working capital funding in 2025, and a lack of revenue from the Connected Chef licensing program, the financial condition of the Company may at some point force the Company to seek to effect an extraordinary corporate transaction to protect shareholder value and sustain the Company as an operating company. An extraordinary corporate transaction could include a merger or sale of the Company or reorganization of the Company under bankruptcy protection. The Company may be unable to effect, if necessary, an extraordinary corporate transaction or obtain significant funding for a new product line in 2025 to sustain the Company as an operating company. Reorganization under the protection of the bankruptcy code is one possible extraordinary corporate transaction if the Connected Chef licensing program and HFS business do not become a viable revenue sources and other extraordinary corporate transactions are not possible. While the Connected Chef licensing program is intended to remove the burden of funding production of products for licensees or licensors, if the Company has to fund a pre-production bulk order for the Connected Chef under the licensing program, the Company will have to raise working capital to fund production and the Company may be unable to raise that funding on affordable terms or at all.

Our operating results and sustainability as an operating company in the future are substantially dependent on the success of the Connected Chef licensing program and HFS development program in 2025.

There can be no assurance that the Connected Chef licensing program or HFS development program will generate sufficient or any revenues, or any continued revenues to fund ongoing operations of the Company.

Our operations depend on a small number of personnel and the loss of key personnel or the inability to replace or add key personnel could have a significant impact on our ability to grow or sustain operations.

We operate the executive operations with a relatively small number of personnel. Company has not developed personnel to readily replace key personnel. The loss of key personnel, being Alexander Jacobs, the Company’s newly appointed Chief Executive Officer, would severely harm the business. The Company hired Dana Eschenburg Perez, as an external consultant as of January 1, 2023, to perform the functions of Chief Financial Officer. We do not have key man life insurance.

Our personnel are focused on executive management or marketing. Our marketing is supplemented from time to time by contractor sales agencies, and we have a relatively small research and development capability overseas. We rely on original equipment or contract manufacturers (“OEMs”) for certain technical development and design, and we have no current plans to develop an in-house technical development staff. The loss of an OEM would disrupt our Connected Chef licensing program if we or the licensee could not find a suitable replacement in short order. Company evaluates potential OEM’s from time to time to identify possible alternative production and technical development resources. If our operations grow, we may have to increase the number of our personnel in the future to handle any growth or expansion. Our ability to find and retain qualified personnel when needed by our growth or existing operations will be an important factor in determining our success in coping with any growth or efficiently handling existing operational burdens.

During a downturn in the economy, or periods of increased inflation, consumer purchases of discretionary items are usually affected, which could materially harm the prospects and performance of the Connected Chef licensing business. Historic inflation in 2022 through 2024 has created uncertainty about consumer confidence and its impact on demand for our products in 2024. Inflation remains a concern in 2025 due to U.S. imposition of tariffs on China and major trading partners of the U.S.

Our sole consumer product, the Connected Chef, may be considered discretionary purchase for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, current inflationary or recession concerns among consumers, the availability of consumer credit and consumer confidence in future economic conditions. Further, the HFS business may be deemed a non-essential expense by consumers that is also affected by economic and inflationary concerns and events. Uncertainty by consumers about current or future U.S. economic conditions, including inflationary and recession concerns, trends in consumer discretionary spending remain unpredictable. Historically, consumer purchases of discretionary items tend to decline during recessionary periods of high inflation or uncertain economic conditions or trends, when disposable income is lower or anticipated to be lower, which may lead to declines in sales and slow our long-term growth expectations. Any near or long-term downturn in the U.S. economy may adversely impact our HFS business development and Connected Chef licensing program. Continued inflationary pressure on essentials, like food and transportation prices, will reduce consumer purchases of discretionary items.

The markets in which we operate are highly competitive and have evolving technical or consumer requirements.

In the HFS industry markets and consumer products markets, we compete with or will compete with companies that have greater financial and funding resources, personnel resources, market share, name recognition and technical resources than we do. Competitors may and do offer new products or services with aggressive pricing. Aggressive pricing actions by our competitors could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline. Our Company may lack the financial resources to be able to withstand predatory pricing from competitors.

With the increased demand for consumer smart products, which product category includes the Connected Chef, of which, licensing is the focus of this business segment in 2024 and 2025, we will continue to face increased extensive competition in the future. If the investment in capacity exceeds the growth in demand the electronic consumer market is likely to become more competitive with additional pricing pressures. With the emerging and evolving smart mirror market, we face growing competition and rapidly changing product technology and functionalities. The rapidly increasing number of competitors nationwide in the HFS industry and possible consolidation of those competitors into regional or national companies presents a significant challenge to our company in efforts to penetrate the market in 2025.

Adequate, affordable and available funding is a key factor in our ability to compete in the HFS industry and consumer products market featuring smart products.

Competitors may try to align with some of our licensees or licensors in our Connected Chef business or target Company relationships with licensees and licensors. This could lead to lower prices for our products, reduced demand for our products and a corresponding reduction in our ability to recover development, engineering and manufacturing costs. Any of these developments could have an adverse effect on our business, results of operations or financial condition.

If our products or services fail to perform or fail to meet customer requirements or expectations, we could incur significant additional costs, including costs associated with the recall of those items.

If our products or services do not meet consumer expectations or preferences, we may be required to replace or rework the products or revise our service offerings. In some cases, our products may contain undetected defects that only become evident after shipment and used by consumers, or our realization of customer dissatisfaction with or waning interest in our services may only come after a significant loss of our customer base. Even if our Connected Chef product does meet standard specifications, the products’ customers may attempt to use our products in applications for which they were not designed resulting in product failures and creating customer satisfaction issues. For a small company, identifying and meeting consumer demand and product and service quality standards are critical to our business and financial performance in both the Connected Chef business and HFS business. We may lack the financial or other resources in both industries to respond in a timely manner or at all to changing consumer tastes or preferences.

We may remain liable for product defects or failures in the Connected Chef business in certain licensing arrangements. If such failures or defects occur and the Company has responsibility or liability for those failures or defects, then they could result in significant losses or product recalls due to:

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

For any products being sold and purchased by consumers, a significant product recall could also result in possible adverse publicity, damage to our reputation and a loss of customer or consumer confidence in our products and could substantially undermine or delay any success in the Connected Chef product licensing. Further, while we believe that product liability for consumer electronic products is not significant or widespread, we could face product liability lawsuits or regulatory proceedings by the Consumer Product Safety Commission (CPSC), if it remains in existence or continues to fully function under the current downsizing of the Federal Government, and could suffer losses from a significant product liability judgment or adverse CPSC finding against us if the use of our products at issue is determined to have caused injury or contained a substantial product hazard to the public.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products or, for offerings of any HFS operation, demand for services.

If we do not accurately predict consumer demand for products and services, we may be unable to produce products or offer services that are in demand and our financial performance will suffer.

Factors that could affect our ability to accurately forecast demand for our products or services include:

●	an increase or decrease in consumer demand for our products or services.

●	our failure to accurately forecast consumer acceptance for our new products or services.

●	product introductions or new service offerings by competitors.

●	unanticipated changes in general market conditions or other factors, which may result in cancellations of product orders or memberships for services.

●	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products or any HFS service offerings;

●	terrorism or acts of war, or the threat thereof, political or labor instability or unrest, public health concerns about using public facilities caused by disease epidemics or pandemics, or government actions in response to epidemics or pandemics, which could adversely affect consumer confidence and spending, or interrupt production and distribution of products and supply of necessary raw materials, or cause customers to stop using HFS facilities; and

●	constraints on marketing and promotional efforts and analysis, inability to conduct business development efforts, due to limited financial resources.
23

While the Connected Chef licensing program does not anticipate maintenance of inventory by the Company, if the Company does maintain inventory levels in excess of customer or licensee/licensor demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could have an adverse effect on gross margin. In addition, if we or licensees of the Connected Chef licensing program underestimate the demand for our products, our contract manufacturers may not be able to produce products to meet our licensees’, licensors’ or customers’ requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and retailer and distributor relationships.

The consumer product industry is subject to significant pricing pressure caused by many factors, including technological advancements, intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand, and increasing need to exploit e-commerce and Social Media.

Fluctuations in the cost of Connected Chef products could negatively affect our operating results.

The components used by our suppliers and contract manufacturers for the Connected Chef product will be made of raw materials that may be subject to significant price fluctuations or shortages that could materially adversely affect our cost of goods sold. In addition, certain of our contract manufacturers may be subject to government regulations related to wage rates, and therefore the labor costs to produce our products may fluctuate. The cost of transporting our products for distribution and sale is also subject to fluctuation. Because the Connected Chef product will be manufactured abroad, any Connected Chef products must be transported by third parties over large geographical distances, increased demand for freight services at a time of reduced ocean freight capacity, can significantly increase costs. Manufacturing delays or unexpected transportation delays can also cause us to rely more heavily on airfreight to achieve timely delivery to our customers, which significantly increases freight costs. Any of these fluctuations may increase the cost of products and have an adverse effect on our profit margins, results of operations and financial condition.

Regulatory and Legal Risks

Our business may be impaired by claims that we infringe the intellectual property rights of others.

Litigation between competitors over intellectual property rights can be a common business practice in an industry like the consumer product industry as a means to protect or gain market share. Litigation to determine the validity of patents or claims by third parties of infringement of patents or other intellectual property rights could result in significant legal expense and divert the efforts of our, or our licensee’s or licensor’s, technical personnel and management, even if the litigation results in a determination favorable to us or them. In the event of an adverse result in such litigation, we could be required to:

●	pay substantial damages.

●	indemnify our product customers or licensees or licensors.

●	stop the manufacture of the product, and use and sale of products, found to be infringing.

●	discontinue the use of processes found to be infringing.

●	expend significant resources to develop non-infringing products or processes; or

●	obtain a license to use third party technology.

The risk of infringement claims may be greater in emerging products and technologies like smart devices.

There can be no assurance that third parties will not attempt to assert infringement claims against us with respect to our consumer products. Additionally, if an infringement claims against the Company or its customers is successful, the Company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the Company’s operating expenses and materially harm the company’s operating results and financial condition. Further, royalty or license arrangements may not be available at all, which would then require the company to stop selling certain products or using certain technologies, which could negatively affect the company’s ability to compete effectively. We do not have reserves for litigation or insurance for infringement litigation costs. This kind of litigation is typically very expensive to litigate, and we may lack the funds to aggressively litigate infringement claims against us or against competitors, which could lead to a materially adverse impact on our business.

For HFS operations, we will face potential liabilities common to health, fitness and social activities facilities servicing the general public.

Operating a HFS operation exposes the operator to potential litigation or liabilities resulting customers, visitors or personnel suffering personal injuries, illness, or death on company premises or as a result of company’s services or activities. Other potential liabilities and litigation risks result from or be based upon: discrimination claims from customers or company personnel; violations of health, safety or food codes; sexual harassment or sexual assault suffered by customers, visitors or company personnel on company premises; data security breaches or fraudulent activities associated with our computer systems, including privacy data law violations; conduct by individuals actually or perceived to be affiliated with us or employed by us and that could violate ethical standards or otherwise harm the reputation of our brand; regulatory, investigative or other actions relating to business practices; and other actionable torts common to operating facilities open to the general public.

For HFS operations, the high level of competition in the health, fitness and social industry may materially and adversely affect our business.

Our competition would consist of a large number of companies, including the following providers: other HFS operators; traditional health and fitness clubs; physical fitness and recreational facilities established by non-profit organizations and businesses for their employees; private studios and other boutique fitness offerings; racquet, tennis, pickleball and other athletic clubs; amenity and condominium/apartment clubs; country clubs; online personal training and fitness coaching; delivery of digital fitness content; the home-use fitness equipment industry; local tanning salons; businesses offering similar services; and other businesses that rely on consumer discretionary spending. We may not be able to penetrate the market or, if we establish an operation, be able to compete effectively in the markets in which we operate. Competitors may attempt to undermine our business by pricing that we cannot afford to match, or copy our business model, or portions thereof, and thereby erode our ability to win any market share and gain any brand recognition. Most if not all of our competitors will probably be larger financial and marketing resources than us, have established brand recognition and be able to offer in-demand services or facilities that we cannot afford to offer. Non-profit organizations or local governments in our market may be able to obtain land and construct facilities at a lower cost and collect membership dues and fees without paying taxes, thereby allowing them to charge lower prices. Due to the increased number of low-cost health and fitness and social event alternatives, we may be unable to compete with such alternatives. This competition may limit our ability to attract customers or retain existing customers. We may also lack the funding to offer online customer registration, scheduling and account management, and the lack of such offerings may adversely impact our ability to attract customers or retain existing customers.

Our Connected Chef licensing program may result in our conducting business in foreign countries and that would expose us to certain risks inherent in doing business internationally, which may adversely affect our business, results of operations or financial condition.

If we have revenues, operations and contract manufacturing arrangements or licensing arrangements overseas, then that may expose us to certain risks. Fluctuations in exchange rates may affect our revenue, expenses and results of operations as well as the value of our assets and liabilities as reflected in our financial statements. We are also subject to other types of risks, including the following:

●	Delays in shipping or production of products or increased costs in production and shipping of products from international sources, including delays in unloading shipped products in U.S. or foreign ports.

●	protection of intellectual property and trade secrets in foreign nations.

●	tariffs, customs, trade sanctions, trade embargoes and other barriers to importing/exporting materials and products in a cost effective and timely manner, or changes in applicable tariffs or custom rules.

●	rising labor costs or labor unrest.

●	the burden of complying with foreign and international laws.

●	adverse tax consequences.

●	the risk that because our brand names may not be locally or nationally recognized, we must spend significant amounts of time and money to build brand recognition without certainty that we will be successful.

●	political conflict or trade wars affecting our efforts to conduct business abroad.

Changes in regulatory, geopolitical, social, economic, or monetary policies and other factors may have a material adverse effect on our business conducted overseas in the future or may require us to significantly modify our current business practices. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries, which could also result in an adverse effect on our business and results of operations. We do not have extensive prior experience in conducting business in Thailand, which is the location of our prior consumer product development and production (supplemented by contractors in China). This lack of experience may delay accomplishing our business milestones for development or production of consumer product produced by our Thailand OEMs under our Connected Chef licensing program.

Our financial results and ability to grow our business may be negatively impacted by economic, regulatory and political risks beyond our control.

If we are subject to risks associated with doing business abroad in the consumer product segment, then those risks include:

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
25

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

These risks could negatively affect the ability of our contract manufacturers to produce or deliver our products or procure materials and increase our cost of doing business generally, any of which could have an adverse effect on our results of operations, cash flows and financial condition. If one or more of these factors, make it undesirable or impractical for us to conduct business in a particular country our business could be adversely affected.

Additional Financial Risk Factors

Our inadequate or expensive funding and financing alternatives.

Our current short-term debt level as of December 31, 2024, and 2023 was $180,760 and $2,540,476, respectively.

The Company will need additional outside working capital funding in fiscal year 2025 to support the Company’s operations.

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

Since we have transitioned our consumer product business to the licensing of the Connected Chef product, past financial performance is not indicative of any future growth or future financial performance. We will have to establish our Connected Chef licensing program and product line in the face of extensive competition as an entirely new segment within the Smart Home category and establish the HFS business in the face of extensive and growing competition.

Currency fluctuations may significantly increase our expenses and affect the results of operations, especially where the currency is subject to intense political and other outside pressure.

All our sales in 2024 were transacted in U.S. dollars. The weakening of the U.S. dollar relative to foreign currencies can negatively impact our operating profits, through higher unit costs. Changes in currency exchange rates may also affect the relative prices at which we and our competitors sell products in the same market. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in such rates will not have a material adverse effect on our business, results of operations, or financial condition.

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

Risk Factors for our Common Stock

Penny Stock and Volatile Market Price.

The Company’s Common Stock is subject to possible volatile trading, including rapid increases and decreases in market price due to trading in the open market. Company’s declining business and financial condition has depressed the already low market price and trading of the Company’s Common Stock in 2024. The Company’s Common Stock lacks the primary market makers and institutional investors who can protect the market price from volatility in trading and market price. Company does not have any research analyst issuing recommendations. The Common Stock is also a “penny stock” under SEC rules and suffers the limitations and burdens in trading of penny stocks. This lack of market support and penny stock status means that trading, especially by day traders, can cause a rapid increase or decrease in market price of the Common Stock and makes any investment in the Common Stock extremely risky and unsuitable for investors who cannot withstand the loss of their entire investment and requires on demand liquidity in the investment. An investment in the Common Stock remains an extremely risky investment that is not suitable for investors who cannot afford the loss of investment and can withstand or tolerate a possible lack of liquidity.

We were a former shell company (under current SEC rules and interpretations thereof) during the early 1990’s. As such, our stock transfer agent requires a legal opinion as well as other paperwork to lift restrictive legends from stock certificates for non-affiliated as well as affiliated shareholders. The restrictive legends can only be lifted for at most a 90-day period for sales under Rule 144 for affiliated and non-affiliated shareholders. Further, our stock transfer agent will not permanently remove restrictive legends on stock certificates held by shareholders. absent registration of the shareholder’s shares of common stock under the Securities Act. This status may make our common stock even more unappealing to investors and potential purchasers and more difficult to sell or trade. “Affiliated shareholders” are generally Company officers, directors, and holders of more than 10% of the issued shares of the Common Stock.

Further, our Common Stock is quoted on The OTC Markets Group, Inc. QB venture market. Many brokerage houses will not accept OTC stocks for deposit or for trading due to the compliance burdens and reduced financial benefits of trading in OTC stocks. Some shareholders may hold paper stock certificates and experience difficulty in finding a broker who will accept such stock or experience difficulty in meeting the requirements for deposit of such stock in a brokerage account. These difficulties further decrease the appeal of our Common Stock to investors.

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

A current director and a former director of the Company beneficially own approximately 40% of our outstanding common stock as of the date hereof. Assuming support from public shareholders with a sufficient voting power, and the if the current director and former director vote the same, then they will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will, if the vote as a group, have significant control over our management and policies. The directors elected by these stockholders may be able to influence decisions affecting our capital structure significantly. This potential control may have the effect of delaying or preventing changes in control or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. For example, if the director and former director vote the same and are joined by public shareholders to the extent necessary to control more than 50% of the vote, then these shareholders could block a sale or other disposition of the Company to another entity. As of the date of the filing of this Form 10-K report, four of the five directors are not deemed to be affiliates of the director and former director and the Company is not aware of any agreement by the director and former director to vote a group.

General Risk Factors

The Company’s operations could be disrupted by natural or human causes beyond its control.

The Company’s operations, whether in consumer products or HFS business, are subject to disruption from natural or human causes beyond its control, including physical risks from hurricanes, severe storms, floods and other forms of severe weather, accidents, fires, earthquakes, terrorist acts and epidemic or pandemic diseases such as the COVID-19 or variants of that virus, any of which could result in suspension of operations or harm to people or the environment. While all of the Company’s corporate operations are located in the United States, the Company has used and may use Chinese and Thailand contract manufacturers, and if a disease spreads sufficiently to cause a pandemic (or to cause the fear of a pandemic to rise) or governments regulate or restrict the flow of labor or products or impede the travel of Company personnel, the Company’s ability to access these foreign contract manufacturers for its Connected Chef licensing program could be materially and adversely affected. Epidemics and pandemics can cause the failure of companies engaged in businesses, like the HFS business, that are open to and depend on the willingness of the public to use public facilities. Natural disasters can damage or destroy HFS facilities and deprive the operator of revenues as well as imposing potentially significant liabilities.

We may not successfully execute our long-term strategies, which may negatively impact our results of operations.

Our ability to execute on our long-term strategies depends, in part, on successfully executing on strategic growth initiatives in key areas, such as our Connected Chef licensing program and HFS business. Our growth in these areas depends on our ability to successfully implement the HFS business line and license the Connected Chef product. Our long-term strategy depends on our ability to successfully drive expansion of our gross margins, manage our cost structure and drive return on our investments. If we cannot effectively execute our long-term growth strategies while managing costs effectively, our business could be negatively impacted, and we may not achieve our expected results of operations.

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

For any Connected Chef products made in China and Thailand, we would face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. We cannot be sure that these intellectual property rights will be maximized or that they can be successfully asserted. There is a risk that we will not be able to obtain and perfect, or maintain our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions. We cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions to defend our intellectual property rights.

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

In the HFS business, privacy data will be collected from customers and the operation will be exposed to potential liability if it fails to adequately protect that data from unauthorized access or use, or misappropriation. The cost of protecting privacy data could be significant if we operate several facilities or have a large customer base.

We expect our results of operations to fluctuate on a quarterly and annual basis.

Company’s revenue and results of operations could vary significantly from period to period and may fail to match expectations because of a variety of factors, some of which are outside of our control. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. Since the Connected Chef is a new product, we lack the operational experience to determine if Connected Chef has seasonal sales cycles.

Item 1B. Unresolved SEC Staff Letters.

None for the fiscal year ended December 31, 2024.

Item 2. Properties.

The Company had operating lease agreements for its principal executive offices in Fort Lauderdale, Florida that expired June 30, 2023. The Company’s principal executive office was located at 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441. The Company did not renew the expiring operating lease.

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

The Company’s Chairman of the Board of Directors is tasked with reporting on cybersecurity measures and issues to the entire board of directors. In the event of a cybersecurity incident, Company policy is for the Company Chairman of the Board of Directors to report the cybersecurity incident to the Company’s Board of Directors and take remedial actions to mitigate and remediate cybersecurity incidents.

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

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

Item 4. Mine Safety Disclosures (Not Applicable).

PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on The OTC Markets Group, Inc.’s QB Venture Market Tier under the trading symbol “CAPC”.

As of March 17, 2025, there were 230 approximately holders of record (excluding OBO/Street Name accounts) of our Common Stock and 48,826,864 outstanding shares of the Common Stock.

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

Recent Sales of Unregistered Securities

On December 18, 2024, the Company entered into a cancellation agreement with related party promissory note holders for cancellation of $3,665,303 in outstanding principal and interest in exchange for issuance of 750,075 shares of the Company’s B-1 Preferred Stock. The B-1 Preferred Stock issuances were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D under the Securities Act. The B-1 Preferred Stock is not registered under the Exchange Act. It is convertible into shares of the Company’s Common Stock.

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

On July 7, 2022, the Board of Directors resolved to discontinue the stock purchase agreement. As of December 31, 2023, a total of 816,167 of the Company’s common stock was repurchased since the plan was incepted at a total cost of 119,402. The cost of the repurchased shares was recorded as a reduction of additional paid-in capital.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in this Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report. All information presented herein is based on Company’s fiscal year 2024 results. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in December and the associated quarters of those fiscal years. Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Summary

Total net revenue for the year ended December 31, 2024, decreased 25% to $143,269 as compared to $192,176 in the same period of last year. The net operating loss was $995,815 for the year 2024 compared to $1,634,854 for the year 2023. The Company had an estimated net tax (benefit) expense provision in 2024 and 2023 of approximately ($100,000) and $35,000, respectively.

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

The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home and the resulting LED lighting products was the Company’s initial consumer product line. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years, as such, revenues for the LED product line have declined significantly in 2023. The Smart Mirror failed to replace the LEG lighting products as the new product line. The Connected Chef is the Company’s effort to establish business in an emerging segment that is intended for future revenue growth.

The Connected Chef, a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, YouTube to name those highly recognized. The Connected Chef was ready for formal introduction in quarter four of 2023, and the Company began marketing the Connected Chef tablet to appliance manufacturers and distributors. The ability of the Company to promote any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors.  Due to the lack of orders and funding, the Connected Chef was not in production in 2024.

The Company developed and commenced development of the HFS business in 2024 as the long-term strategic plan and business line. Company has not acquired or internally developed a HFS facility in 2024.

Principal Factors Affecting Our Financial Performance

There are a number of industry factors that affect our financial performance which include, among others:

●	Overall Demand for Products and Services. Our potential for growth depends on a successful introduction and consumer and licensee/licensor acceptance of the Connected Chef and establishing revenue generating and profitable HFS operation(s). This product and service are both characterized as non-essential and economic conditions, especially consumer uncertainty or worries over economic conditions and growth, affect consumer demand. Uncertainty over domestic or global economic conditions that may affect the U.S. economy or foreign market economy is not conducive to consumer purchases of our category of consumer products. These uncertainties make demand difficult to forecast for us and our customers or licensees and licensors in the consumer product business.

●	Strong and Constantly Evolving Competitive Environment. While we have demonstrated our abilities to compete successfully in consumer products since our inception, competition in the marketplace we serve is strong. Many companies have made significant investments in product development, production equipment and product marketing. Product pricing pressures exist as market participants often initiate pricing strategies to gain or protect market share. To remain competitive, market participants must continuously increase product performance or functionality, reduce costs and develop improved ways to support their customers. These factors apply to our licensing approach in consumer products as well as our prior approach in the consumer product business.

●	Profit Margins. The Company’s product and services planning strategies are driven by the need to deliver sustainable profit margins. This, in conjunction with close management of related marketing costs, are required to sustain or grow the Company’s market presence.

●	Affordable Funding. The Company needs to secure affordable funding resources to support future product development and new market penetration and fully fund the HFS business.

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

Results of operations

Net Revenues

For 2024, revenue was derived from sales of our residential lighting products and Connected Surfaces Smart Mirrors. The residential products were directed towards consumer home LED lighting for both indoor and outdoor applications while the Smart Mirrors were sold directly to consumers and liquidators via e-commerce efforts. We recognize revenue upon shipment of the order to the customer when all performance obligations have been completed, and title has transferred to the customer and in accordance with the respective sale’s contractual arrangements. Each contract on acceptance will have a fixed unit price. All of our sales were to the U.S. market in 2024. Net revenue also includes the cost of instant rebate coupons, promotional coupons, and product support allowances provided to retailers to promote certain products. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims and freight allowances. We source our manufactured LED lighting products based on customer orders. Beginning in 2021 with the launch of our Connected Surfaces Smart Mirror, we maintained inventory on hand for direct-to-consumer shipment to fulfill sales orders. As the Smart Mirror product line had limited sales for 2023, and all inventory was expensed as of December 31, 2023.

Gross Profit

Our gross profit has and will continue to be affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product cost fluctuations in the cost of our purchased components. See “Risk Factors” above in Item 1A.

Operating Expenses

Operating expenses include sales and marketing expenses, consisting of sales representatives’ commissions, advertising, and costs related to employee’s compensation. In addition, operating expensed includes charges relating to product development, office and warehousing, accounting, legal, and insurance.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	December 31, 2024		December 31, 2023
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue, Net	$143,269	100.0%	$192,176	100.0%
Increase in inventory reserve and inventory write offs	—	—	133,775	(69.8)%
Cost of sales	38,019	(26.5)%	324,041	(168.6)%
Gross Profit (Loss)	105,250	73.5%	(265,640)	(138.2)%
Operating Expenses:
Sales and marketing	17,313	12.1%	75,890	39.6%
Compensation	139,078	97.1%	469,599	244.8%
Professional fees	274,559	192.6%	426,157	221.9%
Product development	6,233	4.4%	101,409	52.6%
Other general and administrative	124,565	86.9%	296,159	154.2%
Goodwill impairment	539,317	376.4%
Total Operating Expenses	1,101,065	768.53%	1,369,214	713.0%
Operating Loss	(995,815)	(695.1)%	(1,634,854)	(851.6)%
Other Income (Expenses)
Miscellaneous Income, net	4	—%	77,106	40.1%
Interest expense, net	(90,943)	(63.5)%	(103,741)	(54.2)%
Total Other Income, net	(90,939)	(63.5)%	(26,635)	(14.1%
Loss Before Tax Benefit	(1,086,754)	(758.54)%	(1,661,489)	(865.1)%
Income Tax Expense (Benefit)	(124,370)	(86.8)%	34,950	0.5%
Net Loss	$(962,384)	(671.70)%	$(1,696,439)	(883.3)%

Net Revenues

For the year ended December 31, 2024, net revenues were $143,269, a decrease of 25% from $192,176, in fiscal 2023.

In April 2024, the Company liquidated the remaining Smart Mirror inventory for $80,000. The remaining sales for 2024 relate to e-commerce sales of Smart Mirrors and $58,000 in LED lighting sales.

Sales reductions for anticipated discounts, coupons, allowances and other deductions are recognized during the period the related revenue is recorded. The reduction of accrued allowances is included in net revenues and amounted to approximately $850 and $17,000 for the years ended December 31, 2024, and 2023, respectively.

All sales were domestic for 2024 and 2023.

The following table disaggregates net revenue by major source:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$57,829	40%	$65,025	34%
Smart Mirror Products- U.S.	85,440	60%	127,151	66%
Total Revenue	$143,269	100%	$192,176	100%

Gross Profit and Cost of Sales

Gross profit (loss) for the year ended December 31, 2024, was approximately $105,250, or 73.4% of net revenues and ($265,640), or (138.2%) of net revenues, for fiscal 2023. For the years ended December 31, 2024, and 2023, cost of sales was approximately $0 and $458,000, respectively. The gross profit increase is the result of the write off of the Smart Mirror inventory in 2023 and the final liquidation sales of the remaining inventory on hand during 2024. Management is currently reviewing licensing opportunities for the Connected Chef, a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile services allowing for pre-installation of specific Google applications including Playstore, voice assistant, YouTube, to name those highly recognized.

Operating Expenses

Sales and Marketing Expenses

In fiscal 2024 and 2023, sales and marketing expenses were approximately $17,000 and $76,000 respectively, a reduction of $59,000 or 77%. As a percent to revenue, 2024 sales and marketing expenses were 12% as compared to 40% in 2023. The Company did not have an active product line for the last half of 2024 and therefore marketing expenses decreased accordingly.

Compensation Expenses

For the years ended December 31, 2024, and 2023 compensation expenses were approximately $139,000 and $469,600, respectively, a reduction of $330,000 or 70%. As a percent of net revenues, 2024 expenses were 97.2% as compared to 244.4% in 2023. The Company continued to reduce the workforce as a result of not having an active product line during 2024.

Professional Fees

For fiscal 2024, professional fees were approximately $275,000 compared to $426,200 in 2023, a reduction of $151,200 or 36%. As a percent of net revenue 2024 expenses were 192.6% as compared to 221.8% in 2023. In 2024, consulting fees were approximately $97,000, a decrease of $93,000, compared to $190,000 for 2023. Accounting, legal and other expenses were $178,000, a decrease of $197,600 from $235,700 in the prior year.

Product Development Expenses

For the years ended December 31, 2024, and 2023, product development expenses were approximately $6,000 and $101,000, respectively, a decrease of $95,000 or 94%. In 2023 the Company invested $79,000 in the development of the Connected Chef and spent $22,000 in Smart Mirror development. In 2024, the Company maintained the product certifications for the Connected Chef.

Other General and Administrative Expenses

For fiscal 2024 and 2023, other general and administration expenses were approximately $124,000 and $296,000, respectively, a decrease of $172,000 or 58%. As a percent to revenue, other general and administrative expenses were 86.9% as compared to 154.2% in 2023. The directors and officers insurance decreased in 2024 from $114,000 in 2023 to $71,000 a $43,000 or 38% decrease. As the Company did not have an active product line during the last half of 2024, we discontinued the product liability insurance, a decrease of $18,000. Travel expenses decreased from $12,000 in 2023 to $1,000 in 2024. Rent expense decreased from $96,000 in 2023 to $2,500 in 2024. These reductions are a result of the cost reduction strategies taking by Management to reduce operating overhead as much as possible.

Goodwill Impairment Expense

The Company recognized a goodwill impairment of approximately $539,000 during 2024, as the fair value of the Company was less than the carrying value of the Company.

Total Operating Expenses

For the years ended December 31, 2024, and 2023, total operating expenses were approximately $1,000,000 and $1,370,000, respectively. This represents a $370,000 or 27.0% decrease over fiscal year 2023.

Operating Loss

For the year ended December 31, 2024, the operating loss was approximately $996,000 as compared to $1,634,000 in 2023, a loss decrease of $737,000 over 2023.

Other Income (Expense)

For fiscal 2024 other income was $4 compared to $77,106 in 2023, a decrease of $77,102 over 2023. The other income for the year ended December 31, 2023, resulted from $49,000 in employee retention tax credit received under Cares act 2020-2021 coupled with insurance premium refunds and insurance payouts on damage freight claims.

Interest expense for 2024 amounted to approximately $90,000 compared to $104,000 in 2023, a decrease of $14,000 or 13%, due to the cancellation of debt and issuance of preferred B-1 stock.

For the years ended December 31, 2024, the net tax expense for income tax was estimated at $100,000 compared to a net tax expense of $35,000 in the same period 2023.

The effective tax rate for the years ended December 31, 2024, and 2023, respectively, was (10.07%) and (2.10%) and the statutory tax rate was 23.5% in 2024 and 23.82% in 2023.

Net Loss

For fiscal 2024 and 2023 net loss before taxes was approximately $1,087,000 and $1,661,000, respectively, a net loss decrease of approximately $578,000 over the previous year due to the reasons summarized above.

RESULTS OF OPERATIONS AND BUSINESS OUTLOOK

Our goal is to license the Connected Chef kitchen utility device in 2025 through licensing arrangements with an appliance or other condumer product distributors, consumer product manufacturers and possibly other commercial food or kitchen product companies.

The Company will require additional working capital funding until such time as its Connected Chef licensing business and/or HFS business establish revenue generating operations. The Company may also require additional funding to cover the costs of manufacturing Connected Chef product under certain licensing arrangements.

 Contractual Obligations

The following table represents contractual obligations as of December 31, 2024.

	Payments Due by Period
	Total	2025	2026	2027	After 2028

Accounts payable and accrued liabilities	$300	$300	$—	$—	$—
Short-Term Debt – related parties	180,760	180,760	—	—	—
Total Contractual Obligations	$181,060	$181,060	$—	$—	$—

Notes to Contractual Obligations Table

Accounts payable and accrued liabilities — Comprised of the   Company’s liability for goods and services in the normal course of business as well as deferred compensation for management.

Short Term Debt – notes payable with related parties – Related to working capital funding.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2024, the Company used cash in operations of approximately $290,000 and generated net operating losses of $996,000. As of December 31, 2024, the Company had working capital deficit of $144,755 and an accumulated deficit of $11,784,360. The Company’s cash balance decreased by approximately $20,000 from $36,000 as of December 31, 2023, to $16,000 as of December 31, 2024. With the reduced revenues in 2024 and 2023 the Company initiated an expense mitigation plan that reduced discretionary spending including travel, and trade show expenses, deferred executive management compensation, and closed the Hong Kong operation.

The Company is actively seeking alternative sources of liquidity, including but not limited to accessing the capital markets, strategic partnerships, or other alternative financing measures. but has been unable to secure unrelated, long-term funding or secure other sources of liquidity. As stated, Company’s low market price for its common stock and poor financial condition and performance hinder these efforts.

Besides the efforts to license the Connected Chef kitchen appliance product, the Company is seeking to establish revenue generating operations in the HFS business by internal development of HFS operations or acquiring or being acquired by an existing, operating HFS company. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

Director and former Chief Executive Officer, Stewart Wallach, has funded working capital since 2022 as the Company navigates these challenges. Total working capital note proceeds received as of the date of this filing are $672,500.    Coppermine has funding working capital beginning in 2024. Total working capital note proceeds received as of the date of this filing of the Form 10-K report from Coppermine are $292,295. Coppermine has committed to lending a total of $485,163 in working capital funding through September 30, 2025. However, there is no assurance that level of funding provided by Coppermine will be adequate to meet the operating needs, licensing expenses and operating expenses of a potential business combination during 2025.

The Company does not have sufficient cash on hand to finance its plan of operations for the next 12 months from the date of the filing of this report and will need to seek additional capital through debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Summary of Cash Flows

	Years ended December 31,
	2024	2023
(In thousands)
Net cash provided by (used in):
Operating Activities	$(289,548)	$(614,527)
Investing Activities	-	(42,970)
Financing Activities	268,932	632,500
Net increase (decrease) in cash	$(20,616)	$(24,997)

As of December 31, 2024, the Company’s working capital deficit was approximately $145,000 of which $16,000 was cash. Current liabilities were $181,000 and include:

●	Accounts payable of approximately $299 for amounts due vendors and service providers.

●	Accrued expenses of approximately $1 for wages.

●	Notes payable – related parties - current portion of approximately $180,700.

Cash Flows provided by (used in) Operating Activities

Cash used in operating activities was approximately $290,000 in 2024 compared with approximately $614,000 in 2023. The cash used in operating activities in 2024 included the negative cash impact of the net loss, which was approximately $962,000, offset by the goodwill impairment of $539,000, a decrease in accounts payable and accrued expenses of $141,000.

Cash Flows used in Investing Activities

Cash provided by in investing activities in 2024 was $0 compared to cash used in investing activities of $42,970 in 2023. The Company finalized production of the Connected Chef during 2023 and purchased the product mold for future manufacturing. Future capital requirements will increase to fund future mold and tooling if the Company expands the Connected Chef manufacturing.

Cash Flows used in Financing Activities

Cash received and used in financing activities for the years ended December 31, 2024, and 2023, was approximately $269,000 and $632,000, respectively. During 2023, the Company received $632,000 in working capital. In 2024, the Company received $269,000 in working capital funding from related parties.

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

DIVIDENDS

We have not declared or paid any cash or other dividends on shares of our Common Stock in the last eight years, and we presently have no intention of paying any cash dividends on shares of our Common Stock.

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

Sales reductions for anticipated discounts, promotional and marketing allowances, defective warranty claims, and other deductions are recognized during the period the related revenue is recorded. The Company may be subject to chargebacks from customers for negotiated promotional allowances, that are deducted from open invoices and reduce collectability of open invoices. For the years ended December 31, 2024, and 2023, the Company had processed approximately $0 and $17,000, respectively for such allowances.

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

Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized. Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. There was an impairment expense of $539,317 and $0, respectively, for the year ended December 31, 2024 and 2023, for a balance of goodwill of $773,165 and $1,312,482, respectively as of December 31, 2024, and 2023.

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

As of December 31, 2024, the Company had federal and state net operating loss carry forwards of approximately $6,672,000 and $6,540,000 respectively. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year. The net deferred tax liability as of December 31, 2024, and 2023 was $196,000 and $320,000, respectively, and is reflected in long-term liabilities in the accompanying consolidated balance sheets.

The effective tax rate for the years ended December 31, 2024, and 2023, respectively, was 11.44% and (2.10%) and the statutory tax rate was 23.5% in 2024 and 23.82% in 2023.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024, and 2023. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $196,000 and $320,000 is presented on the company’s balance sheet, respectively. The Company’s valuation allowance decreased by $112,000 in 2024.

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

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and includes those policies and procedures that:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31 and 32 and to this Form 10-K report include information concerning our disclosure controls and procedures and internal control over financial reporting.

Item 9B. Other Information. None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection. Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics. The board of directors has adopted a written Code of Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Ethics on our website at www.lemonade.com in the “Investors Relations”. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics, as well as any OTC Markets Group requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on the Company website is not incorporated by reference into this Form 10-K.

On February 24, 2025, the board of directors adopted a stand-alone insider trading policy to update and expand the scope of the insider trading policy that was included in the Code of Ethics. The Company filed a Current Report on Form 8-K to report this change.

Insider Trading Compliance Policy. The board of directors has adopted a written Insider Trading Policy applicable to all officers, directors, employees and other covered persons, governing the purchase, sale and other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable OTC Markets Group QB Venture Market standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

CURRENT BOARD OF DIRECTORS

The incumbent and current members of the Board of Directors are:

1.	Stewart Wallach. Mr. Wallach has been a Director since April 2007.

2.	Alexander Jacobs became a Director on December 4, 2024.

3.	Jeffrey Postal. Mr. Postal has been a Director since January 2004 and resigned December 6, 2024.

4.	Jeffrey Guzy. Mr. Guzy was appointed as a Director on May 3, 2007. Mr. Guzy is deemed an “Independent Director” under applicable standards.

5.	George Wolf was appointed as a Director on January 13, 2022, and resigned December 6, 2024.

Directors appointed in 2025:

1.	Warner Session was appointed as a Director on January 9, 2025. He is deemed to be an independent director based on NASDAQ guidelines.

2.	Brian Rosen was appointed as a Director on January 20, 2025 and on February 24, 2025, Mr. Rosen was appointed as a member of the Audit Committee. Mr. Rosen is a non-employee director but is not deemed to be independent due to a business relationship with a company controlled by Alexander Jacobs, Company’s Chief Executive Officer and affiliated with Coppermine.

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

DIRECTOR PROFILES

Stewart Wallach, Age 73, former Chief Executive Officer and Chairman of the Board of Directors since April 23, 2007, a director of the Company since September 22, 2006, and the founder and Chief Executive Officer and Chairman of the Board of Directors of Capstone Industries, Inc., a wholly owned subsidiary, and principal operating subsidiary of the Company since September 20, 2006. Mr. Wallach is an American entrepreneur and has founded and operated a number of successful businesses over his 35-year career. Over the past 17 years, Mr. Wallach has been focused on technology-based companies in addition to consumer product businesses, the field in which he has spent most of his career. Prior to founding Capstone Industries, Inc., he sold Systematic Marketing, Inc., which designed, manufactured, and marketed automotive consumer products to mass markets, to Sagaz Industries, Inc., a leader in these categories. He served as President of Sagaz Industries, Inc. for 10 years before forming Capstone Industries, Inc. In 1998, Mr. Wallach co-founded Examsoft Worldwide, Inc. (“Examsoft”), which developed and delivered software technology solving security challenges of laptop-based examinations for major educational institutions and state bar examiners.

Mr. Wallach remained chairman of Examsoft until it was acquired in late 2009. Mr. Wallach has designed and patented a number of innovations over the span of his career and has been traveling to China establishing manufacturing and joint venture relationships since the early 1980s.

Alexander Jacobs, Age 52, Chief Executive Officer and Director appointed on December 4, 2025, Mr. Jacobs has spent 30+ years as a serial entrepreneur starting and operating several companies across many different industries from apparel to sports complexes.    Over the past few decades, Alex has employed over 1,000 people and has sold over $100,000,000 of products and services in the following companies he founded: Chesapeake Design Works Inc., Inkworks Inc., Brandmark Inc. and the Coppermine ecosystem.   www.gocoppermine.com

In 2011, Alex started Coppermine, a privately held sports complex in Baltimore, Maryland.  Coppermine now serves 35,000 customers per week in 20 locations in Carrol County, Harford County, Baltimore County, Baltimore City, and Anne Arundel County.   Coppermine has become one of the largest sports operators in the Mid-Atlantic region for the offering programs in karate, soccer, lacrosse, dance, gymnastics, football, baseball, squash, tennis, pickleball, baseball, aquatics, health & fitness, summer camps, birthday parties and more.

Jeffrey Guzy, Age 72. Director. He was appointed to the Company’s Board of Directors on May 3, 2007. He serves as Chairman and Chief Executive Officer of CoJax Oil and Gas Corporation, an SEC reporting company. Mr. Guzy is an outside director of Leatt Corporation, an SEC reporting company (OTCQB: LEAT). Mr. Guzy served, from October 2007 to August 2010 as President of Leatt Corporation. Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of public company, Purebase Corporation (OTC.PUBC), and as an independent director and chairman of the audit committee and the corporate governance committee of Blue Star Foods Corporation (OTC.BSFC) a public company.

Profiles of Directors who resigned on December 6, 2024:

Dr. Jeffrey Postal, Age 67. Director. He has served as a director of the Company since January of 2004. Dr. Postal presently is a businessman and entrepreneur in the Miami, Florida region. Dr. Postal owns, founded or funded numerous successful businesses over the last few years, including but not limited to: Sportacular Art, a company that was licensed by the National Football League, Major League Baseball and National Hockey League to design and manufacture sports memorabilia for retail distribution in the U.S; Co-Owner of Natures Sleep, LLC, a major distributor of Visco Memory Foam mattresses, both nationally and internationally; Dr. Postal is a Partner in Social Extract, LLC, a Social Media company offering consulting services to many major companies in the U.S.; Dr. Postal is the principal investor of Postal Capital Funding, LLC, a private investment fund whose mission is to find undervalued/under capitalized companies and extend funding to them in exchange for equity and/or capital consideration; and Dr. Postal is the founder of Datastream Card Services, a company that provides innovative billing solutions to companies conducting business on the internet.

George Wolf, Age 74. Mr. Wolf has provided sales and business development consulting services to the Company since 2014. Prior to Mr. Wolf providing these consulting services, he served as President and Chief Executive Officer of Systematic Development Group, LLC from 2010 into 2014, President and Chief Executive Officer of ExamSoft Worldwide, Inc. (1998 – 2009) and as Executive Vice President of Sagaz Industries, Inc. (1986 – 1997).

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Name	Title	Qualifications
Stewart Wallach	Chairman of the Board and former Chief Executive Officer	He has extensive experience in executive management of companies.
He has experience in growing operations and merger and acquisition transactions. He has extensive experience in arranging the design, development and production of products in foreign nations for shipment and sale in the U.S. and conducting business abroad.
His experience provides insight for the implementation of effective operational, financial and strategic leadership of the Company.
Jeffrey Postal	Director – resigned December 6, 2024	He has extensive experience in investing in companies. He has extensive experience in management and business, He has experience growing a company and mergers and acquisitions.
Alexander Jacobs	Director and Chief Executive Officer	He is the founder, senior operations executive and the owner of Coppermine Ventures LLC (“Coppermine”) and affiliated companies. Coppermine operates 20 facilities in Maryland that provide year-round social, athletic, and fitness programming for children, adults and families.
Jeffrey Guzy	Director	Through his MBA in Strategic Planning & Management and his knowledge of U.S. capital markets, Mr. Guzy provides invaluable guidance and perspective to the Board.
He serves and has served as an officer and director of public companies and worked for large corporations in business development. He brings this experience to the Board.
George Wolf	Director – resigned December 6, 2024	He has extensive experience in sales and business development and has prior management experience. He is familiar with the Company’s sales and business development strategies and operations and has worked closely with executive officers of the Company in sales and business development.

Profile of Directors appointed in January 2025

Warner Session, Age 69, Director. He was appointed to the Company's Board of Directors on January 9, 2025. He owns the Session Law Firm, P.C., specializing in real estate, corporate transactions, government procurement, and relations. He also owned Session Title Services, LLC, a title insurance and settlement company. Mr. Warner has worked for the U.S. House of Representatives as Staff Director and Counsel, overseeing airline safety, minority business participation, and drafting legislation and reports. Mr. Warner has managed residential and commercial transactions, drafted condominium documents, and is affiliated with various professional organizations including the DC Building Industry Association, DC Chamber of Commerce and DC Land Title Association.   Warner is a former Chairman of the Metropolitan Washington Airports Authority (Dulles and National Airports) and is current a Trustee at the University of the District of Columbia.

Brian Rosen, Age 55, Director.  He was appointed to the Company's Board of Directors on January 20, 2025.  He served as Senior Vice President of Global Government Affairs, Market Access, and Advocacy for Novavax, Inc, an SEC reporting company.  Mr. Rosen received his juris doctorate from Hofstra University School of Law and a Bachelor of Arts degree from Tufts University.  Mr. Rosen previously served as Senior Vice President of commercial strategy for Novavax, and has more than 25 years of biotech, legal, and patient advocacy experience with the vast majority engaged in government affairs, advocacy, reimbursement, and policy work. Prior to Novavax, Mr. Rosen was most recently the Chief Policy, Advocacy and Patient Access Officer for the Leukemia & Lymphoma Society, where he oversaw all legislative and regulatory efforts and the delivery of patient services nationwide. Previously, he developed and ran the government affairs, policy, and alliance development functions for MedImmune, Inc, which was subsequently acquired by AstraZeneca, a publicly held company. Mr. Rosen currently serves on the board of directors of Learning Undefeated, a nonprofit organization that provides STEM education and workforce development to underserved communities.

POLICY REGARDING BOARD ATTENDANCE

Company Directors are expected to attend all annual and special board meetings per Company policy. An attendance rate of less than 75% over any 12-month period is grounds for removal from the Board of Directors. In fiscal year 2024, all Directors attended the (2) two board meetings.

ROLE OF THE BOARD OF DIRECTORS IN CORPORATE GOVERNANCE

The Board of Directors is responsible for overseeing the Chief Executive Officer and other senior management in order to assure that such officers are competent and ethical in running the Company on a day-to-day basis and to assure that the long-term interests of the stockholders are being served by such management. The Directors must take a pro-active focus and approach to their obligation in order to set and enforce standards to ensure that the Company is committed to business success through maintenance of the highest standards of responsibility and ethics. The Company has adopted a Code of Ethics, which is posted on http://capstonecompaniesinc.com. The contents of the Company Website are not incorporated herein by reference and that Website provided in this Report is intended to be an inactive textual reference only. Since appointment of Alexander Jacobs as Company’s Chief Executive Officer, Chairman of the Board of Directors, Stewart Wallach, has assumed executive management responsibility for Connected Chef product licensing as well as for cybersecurity oversight.

AUDIT COMMITTEE

The Audit Committee was established in accordance with Section 3(a)(58) (A) of the Exchange Act. It is primarily responsible for overseeing the services performed by the Company’s Independent Registered Public Accounting Firm, evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The members of the Audit Committee in fiscal year 2024 were Jeffrey Guzy and Jeffrey Postal. The Company believes that Mr. Guzy is an Independent Director under SEC and NASDAQ standards. The Board of Directors has determined that Mr. Guzy qualifies as an “Audit Committee Financial Expert” as defined under applicable SEC rules and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act. Mr. Postal resigned as an Audit Committee and Director on December 6, 2024. Mr. Brian Rose was appointed to the Audit Committee on February 24, 2025. Mr. Rosen is deemed to possess the skills and experience to perform his duties as an Audit Committee member. Mr., Rosen is not deemed to be an “Independent Director” under SEC and NASDAQ standards due to a business relationship with a company controlled by Company’s Chief Executive Officer Alexander Jacobs and affiliated with Coppermine.

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

In this context, the Audit Committee hereby reports as follows:

1)	Company’s management has represented to the Audit Committee that the 2024 audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Audit Committee has reviewed and discussed the audited financial statements for year 2024 with Company’s management and the independent registered public accounting firm.

2)	The Audit Committee has received written disclosures and a letter from the Independent Registered Public Accounting Firm, Assurance Dimensions, required by the PCAOB and has discussed with Assurance Dimensions, their independence.

3)	Based on the review and discussion referred to above, the Audit Committee recommended to the board, and the board has approved, that the audited financial statements be included in Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Commission on March 17, 2025.

The foregoing report is provided by the undersigned Chairman of the Audit Committee.

/s/Jeffrey Guzy

Jeffrey Guzy, Chairman of Audit Committee

COMPENSATION AND NOMINATION COMMITTEE (“Compensation and Nomination Committee”)

Company’s Compensation and Nomination Committee is currently composed of two members (both Company directors): Mr. Jeffrey Guzy and Mr. Jeffrey Postal. Only Mr. Guzy, who serves as Chairman of the Compensation and Nomination Committee, is “independent” within the meaning of the NASDAQ Marketplace Rules. Mr. Postal resigned as a Compensation and Nomination Committee member and Director on December 6, 2024.

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

DIRECTOR MEETINGS IN FISCAL YEAR 2024

The Board of Directors had (3) three official meetings in year 2024. During 2024, all Directors attended 75% or more of the Board meeting, which were held during the period of time that such person served on the Board or such committee.

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

Board Structure. With the appointment of Alexander Jacobs to Chief Executive Officer or “CEO” on December 4, 2024, the former CEO, Stewart Wallach, maintained his role as Chairman of the Board of Directors for business knowledge and continuity purposes.

The CEO is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to senior management and sets the agenda for Board of Directors meetings and presides over meetings of the full Board of Directors. Mr. Jacobs is also responsible for executive leadership for the HFS business development efforts.

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

Stewart Wallach, as Chairman of the Board and as former CEO, has managed the Connected Chef licensing program in 2024 and into 2025 and handles cybersecurity oversight duties.

The Chairman of the Board or “Chair” has no greater nor lesser vote on matters considered by the Board than any other director, and neither the Chairman nor any other director votes on any related party transaction. All directors of the Company, including the Chairman, are bound by fiduciary obligations, imposed by law, to serve the best interests of the stockholders. Accordingly, separating the offices of Chairman and Chief Executive Officer would not serve to enhance or diminish the fiduciary duties of any director of the Company.

Board of Director – 2024 Compensation Table

Name (1)	Audit Committee	Nomination and Compensation Committees	Total Awards
Stewart Wallach (2)	$—	—	—
George Wolf (2)	$—	—	—
Jeff Guzy	$—	—	—
Jeff Postal	$—	—	—
Alexander Jacobs (2)	$—	—	—

(1)	The individuals listed were appointed to the Board of Directors for 2022-2024.

(2)	As Company Employees, these Directors did not receive compensation for participating as a Director on the Board.

On July 5, 2022, the Company approved the suspension of cash compensation for services as a director and services as a member of the Audit Committee, Compensation and Nomination Committee for independent directors Jeffrey Postal and Jeffrey Guzy until further notice.

Independent Directors. The Board of the Company is typically comprised five directors, one of whom is an independent director under the listing standards of quotation systems like The NASDAQ Stock Market in 2024. With the appointment of Warner Session to the Board on January 9, 2025, the Company has two independent directors under the listing standards of quotation systems like The NASDAQ Stock Market. Although we have D&O insurance, the Company was generally unsuccessful in recruiting independent directors in the past, which we believe was caused by the financial condition of the Company, its status as a microcap and penny stock company. This is a problem commonly faced by micro-cap, “penny stock” companies like our Company.

Brian Rosen was appointed as a non-employee Director on January 20, 2025, but he is not deemed independent because of a business and financial relationship with a company owned and managed by Alexander Jacobs, Company’s CEO.

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

Shareholder nominations of director candidates must satisfy the following notice requirements and deadlines: The nomination must be received by the Company not later than (i) in the case of an annual meeting, one hundred twenty (120) days prior to the anniversary date of the Company's proxy statement relating to the immediately preceding annual meeting or date of immediately preceding election of directors by written consent, and (ii) in the case of a special meeting, the close of business on the tenth day following the date on which the Company first makes public disclosure of the date of the special meeting. Each notice given by such shareholder shall set forth: (A) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (B) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting (or if the record date for such meeting is subsequent to the date required for such shareholder notice, a representation that the shareholder is a holder of record at the time of such notice and intends to be a holder of record on the record date for such meeting), setting forth the number and class of shares so held, and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (C) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (D) such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the SEC had each nominee been nominated, or intended to be nominated, by the Board and (E) the consent of each nominee to serve as a director of the Company if so elected.

MANAGEMENT OF THE COMPANY

CURRENT OFFICERS. The current officers of the Company are:

1.	Stewart Wallach, age 73, was appointed as Chief Executive Officer and President of the Company on April 23, 2007. Mr. Wallach is also the senior executive officer and director of Capstone. Mr. Wallach resigned as Chief Executive Officer on December 4, 2024, and Alexander Jacobs was appointed as his successor.

2.	Dana Eschenburg Perez, age 47, was engaged as a consultant to perform the duties of Chief Financial Officer on January 1, 2023. She was appointed as Chief Financial Officer on March 27, 2023.

FAMILY RELATIONSHIP: There is no family relationship between members of Company management.

Delinquent Section 16(a) Reports.

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

With respect to late filings of Form 3 and Form 4 filings due in fiscal year ending December 31, 2024: (1) former director Jeffrey Postal’s December 20, 2024 Form 4 filing was not timely filed due to unanticipated need to file for replacement filing codes; (2) former director George Wolf’s December 20, 2024 Form 4 was not timely filed due to unanticipated need to file for filing codes; (3) director Stewart Wallach’s December 20, 2024. Form 4 filing was not timely filed due to delay in locating filing codes; and (4) director and Chief Executive Officer Alexander Jacobs’ December 4, 2024, Form 3 was not timely filed due to problems in timely processing of the Form ID application for filing codes. With respect to late Form 4 filings by Mr. Postal and Mr. Wallach, they had used the same commercial EDGAR filing service in the past for processing their Section 16(a) filings and that service had ceased operations without notice to Mr. Postal and Mr. Wallach, which necessitated locating filing codes for a new EDGAR commercial filing service. Former director George Wolf’s Form 3 filing was not timely filed for his initial appointment as a director by the Company.

In light of these not timely filings, the Company has requested that all officers and directors to read and sign an EDGAR SEC Filing Code Policy to acknowledge Section 16(a) filing obligations and EDGAR filing process and filling requirements. Form 3 filings for new director appointments in 2025 were timely filed.

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

Role of the Compensation Consultant

While we may consult industry sources on compensation for executives, we have not engaged a consultant to analyze our compensation levels.

Compensation Components

For 2024, the principal components of compensation for each named executive officer (“NEO(s)”) were:

●	base salary.

●	annual incentive.

●	long-term incentive compensation (restricted stock awards); and

●	perquisites and other benefits.

Due to the financial condition of the Company, cash compensation has been deferred since 2024 - See “Salary Deferrals” below.

EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentives $	All Others $	TOTAL
Alexander Jacobs	2024	$1	$—	$—	$—	$—	$1
Chief Executive
Officer (8, 9)

Stewart Wallach,	2024	$126,873	$—	$—	$—	$—	$126,873
Chief Executive	2023	$301,521	$—	$—	$—	$—	$301,521
Officer (1,3,4,5,6, 7, 8)	2022	$301,521	$—	$—	$—	$—	$301,521

James G. McClinton,	2024	$—	$—	$—	$—	$—	$—
Chief Financial	2023	$—	$—	$—	$—	$—	$—
Officer & COO (2,3,4,5)	2022	$191,442	$—	$—	$—	$—	$191,442

Dana Eschenburg Perez	2024	$54,433	—	—	—	—	$54,433
Chief Financial Officer	2023	$49,700	—	—	—	—	$49,700
	2022	—	—	—	—	—	—

Footnotes:

(1) On February 5, 2023, the Company extended Stewart Wallach’s Employment Agreement, whereby Mr. Wallach will be paid $301,521 per annum.

(2) On February 5, 2020, the Company entered into a new Employment Agreement with James McClinton, whereby Mr. McClinton would be paid $191,442 per annum.

(3) The Company has no non-equity incentive plans.

(4) The Company has no established bonus plan. Any bonus payments are made ad hoc upon recommendation of the Compensation Committee. Bonuses are only paid on a performance basis.

(5) On January 1, 2022, fifty percent of both Mr. Wallach and Mr. McClinton’s salary was deferred for payment until further notice.

(6) On October 1, 2022, one hundred percent of Mr. Wallach’s salary was deferred for payment until further notice.

(7) On July 1, 2024, salary deferral for Stewart Wallach ceased, per the Board of Directors resolution.

(8) On December 4, 2024, Alexander Jacobs was named the Company’s CEO and Stewart Wallach resigned, with Mr. Wallach remaining as Chairman of the Board.

(9) Mr. Jacobs was agreeable to a base salary of one dollar per year, due to the financial constraints of the Company.

Key Developments impacting Executive Compensation

The financial condition of the Company over the last few years has caused the Company to defer cash compensation of senior executives. The Company did not replace the retired chief financial officer with a full-time chief financial officer. There were no grants of incentive compensation to senior executives. See “Salary Deferrals” below.

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
52

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the ratio of the annual total compensation of the Company’s median employee to the annual total compensation of Stewart Wallach, the Company’s Chief Executive Officer and President. We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with the requirements of Item 402(u) of Regulation S-K. For the fiscal year ended December 31, 2024:

●	The median of the annual total compensation of all employees of the Company, except the Chief Executive Officer and President, was $54,432;

●	The annual total compensation of the Company’s Chief Executive Officer and President was $301,521;

●	On July 1, 2024, salary deferral for Stewart Wallach ceased, per the Board of Directors resolution.

●	The ratio of the median of the annual total compensation of all Company employees, other than the Company’s President and former Chief Executive Officer, to the annual total compensation of the Company’s President and Chief Executive Officer was approximately 2 to 1.

Pay versus Performance Table

Name	Year	Summary Compensation Table Total for Principle Executive Officer (“PEO")	Compensation Actually Paid to PEO	Average Compensation actually paid to Non-PEO named executive officers	Total Shareholder Return	Net Loss
Stewart Wallach, former Chief Executive Officer	2024	$126,873	$126,873	$54,432	-1%	$(962,384)
Alexander Jacobs, Chief Executive Officer	2024	$1	$1	$54,432	-1%	$(962,384)
Stewart Wallach, Chief Executive Officer	2023	$301,521	$301,521	$191,442	-3%	$(1,696,439)

The Company chose December 31, 2024, as the date for determining the employee population used to identify the median employee. The Company used base salaries to identify the median employee because the Company does not widely distribute annual equity awards to employees and because this measure approximately reflects the total annual compensation of employees. The Company calculated the median employee’s and the Chief Executive Officer’s annual total compensation consistent with the disclosure requirements for the Summary Compensation Table. For purposes of this calculation, the median employee’s annual total compensation consisted of wages, premium pay (including overtime and holiday pay), paid time off, non-equity incentive plan compensation, change in pension value and retirement plan contributions.

Compensation Peer Review

To better review the compensation practices of similar companies (“peer group companies”), the Company has from time to time in the past reviewed the median compensation levels of companies of peer group companies as a reference point for determining the competitiveness of the Company’s compensation of its principal executive officers. No peer group companies review was conducted in 2024 due to the financial condition of the Company and the deferral of cash compensation of the principal executive officers. On July 1, 2024, salary deferral for Stewart Wallach ceased, per the Board of Directors resolution.

Executive Compensation Best Practices the Company Follows

What we will provide	What we do not provide
Provide limited executive perquisites	No grants of Stock Appreciation Rights
Align total executive compensation with shareholders’ interests	No repricing of granted stock options
Bonuses based on performance	No agreements guaranteeing employment

Compensation Philosophy

The Company’s guiding philosophy in setting executive compensation is that the compensation of executive officers should reflect the scope of their job responsibilities, and the level of individual and corporate performance achieved. With the declining financial condition of the Company in 2024 and into the first fiscal quarter of 2025, the compensation of senior executives ceased, per the Board of Directors resolution, as of July 1, 2024.

EMPLOYMENT AGREEMENTS

Alexander Jacobs, Chief Executive Officer

Due to the financial condition of the Company, Mr. Jacobs agreed to a base salary of $1 per year.

Stewart Wallach, former Chief Executive Officer

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

On February 5, 2023, was extended through February 5, 2025.

On July 1, 2024, salary deferral for Stewart Wallach ceased, per the Board of Directors resolution.

The February 5, 2020, Employment Agreement with Mr. Wallach was filed by the Company as an exhibit to Report Form 10-K for fiscal year ended December 31, 2019 - (as filed by the Company with the Commission on March 30, 2020).

Dana Eschenburg Perez Chief Financial Officer

The February 5, 2020, Consulting Agreement with Ms. Perez, was filed by the Company as an exhibit to Report Form 8-K on March 28, 2023. The Consulting Agreement was extended in 2025 and filed by the Company as an exhibit to Report Form 8-K on January 23, 2025.

Salary Deferrals

Effective September 1, 2020, through December 31, 2020, payments equivalent to fifty percent of Mr. Wallach’s salary or approximately $48,707 was deferred until further notice.

Effective January 1, 2021, through March 31, 2021, payments equivalent to fifty percent of Mr. Wallach’s salary or approximately $40,589 was deferred until further notice.

On January 1, 2022, fifty percent of Mr. Wallach’s salary was deferred for payment until further notice.

On October 1, 2022, one hundred percent of Mr. Wallach’s salary was deferred for payment until further notice.

Total salary deferral for Mr. Wallach amounted to $608,840 through December 31, 2024.

On December 18, 2024, the Company’s Board of Directors approved the cancellation of related party notes payable, inclusive of the deferred salary noted above, in exchange for shares of Series B-1 Convertible Preferred Stock (“B-1 Stock”) of the Company, calculated at a price of $0.07 per share (“the Exchange Price”). Mr. Wallach received a total of 284,978 shares of B-1 Stock for the cancellation of his working capital advances to the Company and his deferred salary through June 30, 2024.

Key Provisions in Employment Agreement:

The following provisions were contained in Mr. Wallach’s employment agreement: If the officer’s employment is terminated by death or disability or without cause, the Company is obligated to pay to the officer’s estate or the officer, an amount equal to accrued and unpaid base salary as well as all accrued but unused vacation days through the date of termination. The Company will also pay sum payments equal to (a) the sum of twelve (12) months base salary at the rate the Executive was earning as of the date of termination and (b) the sum of “merit” based bonuses earned by the Executive during the prior calendar year of his termination. Any payments owed by the Company shall be paid from a normal payroll account on a bi-weekly basis in accordance with the normal payroll policies of the Company. The amount owed by the Company to the Executive, from the effective Termination date, will be paid out bi-weekly over the course of the year but at no time will be no more than twenty (26) installments. The Company will also continue to pay the Executive’s health and dental insurance benefits for 6 months starting at the Executives date of termination. If the Executive had family health coverage at the time of termination, the additional family premium obligation would remain theirs and will be reduced against the Executive’s severance package. The employment agreements have an anti-competition provision for 18 months after the end of employment.

The above summary of the employment agreements is qualified by reference to the actual employment agreements, which were filed as exhibits to the Form 10-K by the Company for fiscal year ended December 31, 2019 (as filed by the Company with the Commission on March 30, 2020).

This amended agreement supersedes any existing employment agreement and are the only employment agreements with Company directors or officers.

On December 4, 2024, Stewart Wallach resigned, and Alexander Jacobs became the Chief Executive Officer of the Company. Mr. Jacobs does not have an employment agreement as of the date of the filing of this Form 10-K.

SUMMARY TABLE OF OPTION GRANTS TO OFFICERS OF COMPANY (1)

As of December 31, 2024

Name	No. of Shares Underlying	% of Total Options Granted Employees in 2024	Expiration Date	Restricted Stock Grants	No. Shares underlying Options Granted in 2024
Stewart Wallach	—	—	—	—	—
Alexander Jacobs	—	—	—	—	—
Dana Eschenburg Perez	—	—	—	—	—

OTHER COMPENSATION (1)

NAME/POSITION	YEAR	SEVERANCE PACKAGE	CAR ALLOWANCE	CO. PAID SERVICES	TRAVEL LODGING	TOTAL ($)
Stewart Wallach	2024	—	—	—	—	—
Former Chief Executive	2023	—	—	—	—	—
Officer		—	—	—	—	—

Alexander Jacobs	2024	—	—	—	—	—
Chief Executive	2023	—	—	—	—	—

Dana Eschenburg Perez	2024	—	—	—	—	—
Chief Financial Officer	2023	—	—	—	—	—

Footnotes:

(1)	There were no equity awards, no 401(k) matching contributions by the Company and no medical supplemental payments by the Company in any of the years specified.
55

OUTSTANDING EQUITY AWARDS FOR YEAR END 2024 TABLE

OPTIONS (1)

NAME	Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Stewart Wallach	—	—	—
Alexander Jacobs	—	—	—
Dana Eschenburg Perez	—	—	—

Footnotes:

(1)	The Company does not have any stock awards for the years specified for the above-named senior officers.

2024 OPTION EXERCISES AND VESTED OPTIONS

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Stewart Wallach	—	—
Alexander Jacobs	—	—
Dana Eschenburg Perez	—	—

Indemnification.

The Company maintains directors and officer’s liability insurance or “D&O insurance” coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material. Further, the Company’s articles of incorporation and bylaws provide for indemnification of directors and officers.

Item 12. Security of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING RIGHTS AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The sole class of voting Common Stock of the Company as of March 17, 2025, that are issued and outstanding is the Common Stock, $0.0001 par value per share, or “Common Stock”. The table below sets forth, as of March 17, 2025, (“Record Date”), certain information $0.0001 par value per share, or “Common Stock” information with respect to the Common Stock beneficially owned by (i) each Director, nominee and executive officer of the Company; (ii) each person who owns beneficially more than 5% of the Common Stock; and (iii) all Directors, nominees and executive officers as a group. There were 48,826,864 shares of Common Stock outstanding as of March 17, 2025

NAME, ADDRESS & TITLE	STOCK OWNERSHIP	% OF STOCK OWNERSHIP	SHARES - COMMON STOCK ISSUABLE UPON CONVERSION	STOCK OWNERSHIP AFTER CONVERSION -ALL OPTIONS, WARRANTS & THOSE EXERCISEABLE WITHIN NEXT 60 DAYS	% OF STOCK OWNED AFTER CONVERSION – OPTIONS, WARRANTS INCLUDES EXERCISEABLE WITHIN THE 60 DAYS	OPTIONS & WARRANTS VESTED	OPTIONS & WARRANTS EXPIRED	OPTIONS, WARRANTS NOT VESTED
Stewart Wallach, CEO, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441	9,831,745	20.1%	19,496,583	29,328,328	36.1%	—	1,515,556	—

Dana Eschenburg Perez, CFO, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441	—	—%	—	—	—%	—	—	—

Jeff Postal, Director, 144-V 10 Fairway Drive, Suite 100, Deerfield Beach, FL 33441	9,034,120	18.5%	12,610,339	21,748,603	26.8%	104,144	800,000	—

Jeff Guzy, Director, 3130 19th Street North, Arlington, VA 22201	52,800	0.01%	—	156,944	0.2%	104,144	800,000	—

ALL OFFICERS & DIRECTORS AS A GROUP	18,918,665	39%	32,106,922	51,233,875	63.1%	208,288	3,115,556	—

Notes to Table.

(1)	Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Mr. Wallach’s ownership of common stock in the table does not include 19,496,583 shares issuable upon conversion of Series B-1 Convertible Preferred Stock.

(3)	Mr. Postal’s ownership of common stock in the table does not include 12,610,339 shares issuable upon conversion of Series B-1 Convertible Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Controlling Stockholders. As of the date of the filing of this Form 10-K report, no stockholder owns or controls more than 50% of the voting power of the Company. Chairman of the Board Stewart Wallach and former Director Jeffrey Postal own in the aggregate approximately 38.6% of the issued Common Stock.

Mr. Postal and Mr. Wallach own shares of Series B-1 Preferred Stock. If Stewart Wallach and Group Nexus, LLC, which is controlled by Mr. Wallach, convert all of the shares of Series B-1 Preferred Stock received under their cancellation agreements of debts owed to them, and after the expiration of a lock-up restriction imposed on the Series B-1 Preferred Stock, and assuming no sales or transfers of shares of Common Stock or shares of Series B-1 Preferred Stock, then Mr. Wallach would control a total of 37,802,926 shares of Common Stock.

If Jeffrey Postal converts all of the shares of Series B-1 Preferred Stock received under his cancellation agreement after the lock-up period imposed on the Series B-1 Preferred Stock, and assuming no sales or transfers of shares of Common Stock, then Mr. Postal would own or control a total of approximately 21,144,479 shares of Common Stock.

The aggregate ownership of Common Stock, including shares issued upon conversion of the Series B-1 Preferred Stock, would result in Mr. Wallach with approximately 36% of the issued shares of Common Stock and Mr. Postal with approximately 26% of the issued shares of Common Stock.

The Company is not aware of any agreement or understanding between Mr. Wallach and Mr. Postal to act as a “group” (as defined in Section 13(d)(3) of the Exchange Act) or to vote the same on any proposed corporate actions, the issuance of shares of Series B-1 Preferred Stock under the cancellations agreements and subsequent conversion of those shares in to shares of Company Common Stock by Jeffrey Postal, Stewart Wallach and Group Nexus, LLC, could possibly provide them, if acting jointly or in concert, with sufficient voting control to approve or disapprove corporate actions requiring a vote of Company Common Stock shareholders. The voting power of Mr. Wallach and affiliates and Mr. Postal would depend on the number of shares of Company Common Stock issued upon conversion of shares of Series B-1 Preferred Stock by other parties under debt cancellation agreements and issuance of additional shares of Company Common Stock by the Company in transactions other than a conversion of shares of Series B-1 Preferred Stock under the cancellation agreements, which additional issuances are not readily ascertainable as of the date of the filing of this Form 10-K.

Director Independence. Currently, only Jeffrey Guzy and Warner Session qualify as an “independent director” under the listing standards of most stock exchanges or quotation systems. No other directors qualify as an “independent director” under those rules because they are officers of the Company or have business relationships with the Company. The CAPC Board adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than 5% beneficial owners and their respective immediate family members. The policy governs transactions in which the value exceeds or is expected to exceed $120,000 in a single calendar year.

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

During 2023 and 2024, the Company negotiated working capital funding agreements with Directors S. Wallach and J. Postal for $632,500 and $50,000 of proceeds to provide funding for daily operations, respectively. The agreements were cancelled in exchange for shares of Series B-1 Convertible Preferred Stock of the Company, calculated at a price of $0.07 per share. As the cancellation of debt was agreed upon by existing equity holders and related parties, the Company recorded the cancellation as a capital transaction and recorded in the statement of stockholders’ equity as of December 31, 2024.

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

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market. The Company was not successful in recruiting additional, qualified and interested independent directors in fiscal year 2024.

Item 14. Principal Accountant Fees & Services

The following is a summary of the fees billed to date by Assurance Dimensions CPA, for professional services rendered for the years ended December 31, 2024, and 2023:

	2024	2023
Audit Fees	$47,378	$45,000
Other Fees	—	—
Total	$47,378	$45,000

The following is a summary of the fees billed to date by D. Brooks & Associates CPA’s, P.A., for professional services rendered for the year ended December 31, 2023:

	2024	2023
Audit Fees	$—	$7,000
Tax Fees	—	—
Total	$—	$7,000

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

The Audit Committee pre-approved 100% of the Company’s 2024 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after the effective date of the SEC’s final pre-approval rules.

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

3.1	Articles of Incorporation of CHDT Corp. Incorporated by reference to Annex G to the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.

3.1.1	Amended and Restated Articles of Incorporation of Capstone Companies, Inc. Incorporated by reference to Exhibit 3.1 to Form 8-K filed by Capstone Companies, Inc. with the Commission on July 14, 2009.

3.1.1.1	Amendment to Amended and Restated Articles of Incorporation of Capstone Companies, Inc., as filed with Florida Secretary of State on June 8, 2016. Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Capstone Companies, Inc. with the Commission on June 8, 2016.

3.2	By-laws of Capstone Companies, Inc. Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.

4.6	Description of Capstone Companies, Inc. Securities as of December 31, 2021

10.01	Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2020, filed by Capstone Companies, Inc with the Commission on March 30, 2020.

10.02	Consulting Agreement by Capstone Companies, Inc. and Eschenburg Perez CPA, LLC, dated January 20, 2025.

10.08	Financial Services Agreement dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. Incorporated by reference to Exhibit 10.18 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

14	Code of Ethics Policy. Exhibit 14 of the Capstone Companies, Inc. Form 8-K, as filed with the Commission on March 22, 2018.

19	Insider Trading Policy, dated February 25, 2025

21.1	Subsidiaries of Capstone Companies, Inc. ^

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer and Chief Operating Officer^

32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^

32.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Gerry McClinton, Chief Financial Officer & Chief Operating Officer^

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note: CHDT Corp. is a prior name of Capstone Companies, Inc.

^ Filed Herein.

Item 16. Form 10-K Summary. Not Applicable.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 17th day of March 2025.

CAPSTONE COMPANIES, INC.

Dated: March 17, 2025

By: /s/ Alex Jacobs

Alex Jacobs

Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Capstone Companies, Inc. and in the capacities and on the dates indicated.

/s/ Stewart Wallach

Stewart Wallach

Chairman

March 17, 2025

/s/ Jeffrey Guzy

Jeffrey Guzy

Director

March 17, 2025

/s/ Warren Session

Warren Session

Director

March 17, 2025

/s/ Brian Rosen

Brian Rosen

Director

March 17, 2025

62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Capstone Companies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Capstone Companies, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AbitOs Advisors, LLC ("AbitOs Advisors"), provide professional services. AD LLC and AbitOs Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AbitOs Advisors provide tax and business consulting services to their clients. AbitOs Advisors, and its subsidiary entities are not licensed CPA firms.

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

How we addressed the matter in our audit

Our audit procedures to address the risk of material misstatement relating to goodwill included, among others, evaluating the appropriateness of the reporting unit level. Our audit procedures focused on evaluating the appropriateness of management's assumptions and methodologies used in assessing goodwill impairment and have addressed the matter by evaluating management’s quantitative analysis. We also tested the Company’s calculation for mathematical accuracy; testing the estimated fair value of the reporting unit; testing the carrying value of the reporting unit; validating the appropriateness and reliability of inputs and amounts used; and evaluating the adequacy of the financial statement disclosures relating to goodwill, including key assumptions and judgments. As a result of our testing we did not take exception to management’s evaluation, which resulted in an impairment expense of goodwill for the year ended December 31, 2024.

Based on our audit procedures and evaluations, we concluded that the assumptions and methodologies applied by management in assessing goodwill impairment were reasonable and in accordance with generally accepted accounting principles.

 Assurance Dimensions, LLC.

We have served as the Company’s auditor since 2023.

Coral Springs, Florida

March 17, 2025

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 7800 Belfort Parkway, Suite 290 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 3111 N. University Drive, Suite 621 | Coral Springs, FL 33065 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AbitOs Advisors, LLC ("AbitOs Advisors"), provide professional services. AD LLC and AbitOs Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AbitOs Advisors provide tax and business consulting services to their clients. AbitOs Advisors, and its subsidiary entities are not licensed CPA firms.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets:
Current Assets:
Cash	$15,850	$36,466
Prepaid expenses	20,455	22,120
Due from related party	—	9,570
Total Current Assets	36,305	68,156

Property and equipment, net	28,647	42,970
Goodwill	773,165	1,312,482
Total Assets	$838,117	$1,423,608

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accounts payable and accrued liabilities	$300	$804,623
Notes payable related parties and accrued interest-current	180,760	1,946,315
Notes payable unrelated party and accrued interest-current	—	594,161
Total Current Liabilities	181,060	3,345,099

Long-Term Liabilities:
Deferred tax liabilities -long-term	195,958	320,329
Total Long-Term Liabilities	195,958	320,329
Total Liabilities	377,018	3,665,428

Commitments and Contingencies: ( Note 4)

Stockholders' Deficit:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding 765,075 and 15,000 shares at December 31, 2024, and December 31, 2023 (Liquidation Preference $767,075 and $15,000)	77	2
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued and outstanding 48,826,864 shares at December 31, 2024 and December 31, 2023.	4,884	4,884
Additional paid-in capital	12,215,738	8,550,510
Accumulated deficit	(11,759,600)	(10,797,216)
Total Stockholders' Equity (Deficit)	461,099	(2,241,820)
Total Liabilities and Stockholders’ Equity	$838,117	$1,423,608

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023

Revenues, net	$143,269	$192,176
Increase in inventory reserve and write offs	—	(133,775)
Cost of sales	(38,019)	(324,041)
Gross Income (Loss)	105,250	(265,640)

Operating Expenses:
Sales and marketing	17,313	75,890
Compensation	139,078	469,599
Professional fees	274,559	426,157
Product development	6,233	101,409
Other general and administrative	124,565	296,159
Goodwill impairment	539,317	—
Total Operating Expenses	1,101,065	1,369,214

Operating Loss	(995,815)	(1,634,854)

Other Income (Expense):
Other income, net	4	77,106
Interest expense, net	(90,943)	(103,741)
Total Other Income (Expense), net	(90,939)	(26,635

Loss Before Income Taxes	(1,086,754)	(1,661,489)

Income Tax Expense (Benefit)	(124,370)	34,950

Net Loss	$(962,384)	$(1,696,439)

Net Loss per Common Share
Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2024, AND 2023

	Preferred Stock		Preferred Stock				Additional
	Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2022	15,000	2	—	—	48,826,864	$4,884	$8,550,510	$(9,100,777)	$(545,381)
Net Loss	—	—	—	—	—	—	—	(1,696,439)	(1,696,439)
Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,797,216)	$(2,241,820)
Issuance of Preferred Stock Series B-1 for cancellation of debt	750,075	75	—	—	—	—	3,665,228	—	3,665,303
Net Loss	—	—	—	—	—	—	—	(962,384)	(962,384)
Balance at December 31, 2024	765,075	$77	—	$—	48,826,864	$4,884	$12,215,738	$(11,759,600)	$461,099

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(962,384)	$(1,696,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,323	—
Deferred tax expense (benefit)	(124,370)	34,950
Lease amortization expense	—	34,151
Increase in inventory allowance	—	133,775
Accrued interest added to note payable related parties	90,943	105,746
Impairment of goodwill	539,317	—
Increase in deferred income tax liabilities- long term	—	—
Decrease in accounts receivable, net	—	7,716
Decrease in inventories	—	278,486
Decrease in prepaid expenses	1,665	14,970
(Increase) decrease in due from related party	9,570	(9,570)
Decrease in deposits	—	24,039
(Decrease) increase in accounts payable and accrued liabilities	141,388	495,184
Decrease in operating lease liabilities	—	(37,535)
Net cash used in operating activities	(289,548)	(614,527)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(42,970)
Net cash used in investing activities	—	(42,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	268,932	632,500
Net cash provided by financing activities	268,932	632,500

Net Increase (Decrease) in Cash	(20,616)	(24,997)
Cash at Beginning of Year	36,466	61,463
Cash at End of Year	$15,850	$36,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest cash paid	$—	$—
Income taxes paid	$—	$—

NON-CASH FINANCING ACTIVITIES:
Issuance of Preferred Stock B-1 for cancellation for debt	$3,665,303	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2024, and 2023, include the accounts of the parent entity and its wholly-owned subsidiaries. All intra-entity transactions and balances have been eliminated in consolidation.

This summary of accounting policies for Capstone Companies, Inc. (“CAPC”), a Florida corporation (formerly, “CHDT Corporation”) and its wholly owned subsidiaries (collectively referred to as the “Company”, “we”, “our” or “us”), is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

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

The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years, as such, revenues for the LED product line have declined significantly in 2024 and 2023 from previous years. The Connected Surfaces was the Company’s effort to establish business in an emerging segment that was intended for future revenue growth. The Connected Surfaces Smart Mirror products did not achieve significant sales in 2023, and all inventory was expensed as of December 31, 2023.

During 2023, the Company manufactured the Connected Chef, a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The Connected Chef was ready for formal introduction in quarter four of 2023, and the Company began marketing the Connected Chef tablet to appliance manufacturers and distributors. The ability of the Company to promote any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors.  Due to the lack of orders and funding, the Connected Chef is not currently in production.

On October 31, 2024, the Company secured a working capital promissory note (“note”) for $125,914, maturing July 31, 2025, accruing 7% interest per annum. On January 27, 2025, the note was amended for principal of $485,163 and a maturity date of December 31, 2025 and working capital installments to be paid on a quarterly basis through September 30, 2025. For consideration for the working capital loan, the Company signed a Management Transition Agreement on October 31, 2024. This funding will not be used for promotion or launch of the Connected Chef.  See Note 8 – Subsequent Events.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has explored development or acquisition of a new business line. As of the filing of this report, the Company has not identified a new business line that could, in the judgment of the Company, attract working capital funding to sustain company operations, or provide sufficient operating revenues to sustain Company operations through 2025. The Company is continuing efforts to locate a new business line in case efforts to internally establish a new product line do not succeed. The financial condition of the Company and low market price of its Common Stock adversely affects the Company’s ability to acquire or fund a new business line.

The Company’s operations consist of one reportable segment for financial reporting purposes: Consumer Home Goods.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the year ended December 31, 2024, the Company used cash in operations of $289,548 and generated net operating losses of approximately $996,000. As of December 31, 2024, the Company had a working capital deficit of $144,755 and an accumulated deficit of $11,784,360. The Company’s cash balance decreased by $20,616 from $36,466 as of December 31, 2023 to $15,850 as of December 31, 2024. As of December 31, 2024, the Company does not have sufficient cash on hand to finance its plan of operations and sought additional capital through debt financing, which is projected to sustain the operations of the Company through September 30, 2025. The Company will need to source additional capital through further debt and/or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for credit losses based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical payment experience. An allowance for credit losses is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of December 31, 2024, and 2023, management has not recorded an allowance for doubtful accounts and does not have an accounts receivable balance.

Inventory

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

During the fourth quarter of 2023, Management reviewed the valuation of inventory on hand and wrote off all Smart Mirror inventory as of December 31, 2023, resulting in a $133,775 reduction in inventory to bring the balance to $0 and a corresponding expense to cost of sales. The write off of the remaining inventory was due to lower-than-expected sales of the Smart Mirrors coupled with limited working capital to advance marketing efforts.

The Company liquidated all remaining Smart Mirror inventory on hand during the second quarter of 2024 to one wholesaler for $80,000. There is no inventory on hand as of December 31, 2024.

Prepaid Expenses

The Company’s prepaid expenses consist primarily of prepaid insurance, public company listing fees and investor relation services. As of December 31, 2024 and 2023, prepaid expenses were $20,455 and $22,120, respectively.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Due from Related Party

During 2023, the Company offered supplemental health care benefits for employees. Employees may add dependents to the health plan where the employee would pay for the additional dependent’s coverage through payroll deductions. Due to the deferral of wages from the CEO, Stewart Wallach, the portion of health insurance benefits paid by the Company for his dependents were not paid for via employee payroll deductions. As a result, the Company recorded a $9,570 receivable from a related party for the amounts owed for Mr. Wallach’s dependents health insurance coverage. The Company wrote off the receivable during 2024 due to the cancellation of the CEO’s deferred wages and notes payable held by the CEO. See Note 3.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated economic useful lives of the related assets as follows:

	Useful Life	December 31, 2024	December 31, 2023
Machinery and equipment	3 years	42,970	42,970
Less: Accumulated depreciation		(14,323)	—
Property and Equipment, Net		$28,647	$42,970

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

In 2023, the Company invested $42,970 in a manufacturing mold for the Connected Chef. The mold was not ready for production in 2023 and therefore was not depreciated during 2023.

Depreciation and amortization expense was $14,323 and $0 for the years ended December 31, 2024 and 2023, respectively.

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

Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. The Company recognized $623,538 of impairment charges during 2020. During the annual analysis of goodwill, management determined the fair value of the single reporting unit was less than the carrying value of the Company, as such, management recorded a goodwill impairment of $539,317 as of December 31, 2024. There was no goodwill impairment recorded for the year ended December 31, 2023. The Company reported goodwill of $773,165 and $1,312,482, respectively as of December 31, 2024 and 2023.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income(loss) by the weighted average number of shares of common stock outstanding as of December 31, 2024, and 2023. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2024 and 2023, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 208,288 options and 199,733 warrants for 2024, and 408,288 options and 199,733 warrants for 2023.

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

Revenue Recognition, continued

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

Marketing allowances include the cost of underwriting an in-store instant rebate coupon or a target markdown allowance on a specific product. The Company retains these allowances for a period of 3 to 5 years in the event the customer chargebacks for a promotional allowance against an open invoice or submits an invoice for their claim. Cash discounts represent discounts offered to the retailer off outstanding accounts receivable in order to initiate early payment. These allowances are evaluated when our relationship with a customer is terminated, or we cease selling a specific product to a customer and may be released as other income if deemed not required. During the year ended December 31, 2024, and 2023, the Company had no reversals into other income of previously accrued marketing and promotional allowances for previous product sales that were deemed highly unlikely for the customer to chargeback the Company due to the age of the allowance and the sales of the specific item ceasing.

The Connected Surfaces Smart Mirror program was sold direct-to-consumer with orders sold through e-commerce platforms. The Company also sold the Connected Surfaces Smart Mirror program through independent retailers. The Company will only bill the customer and recognize revenue upon the customer obtaining control of the Smart Mirror order which generally occurs upon delivery.

The Company expenses license royalty fees and sales commissions when incurred and these expenses are recognized during the period the related sale is recorded. These costs are recorded within sales and marketing expenses.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Capstone Brand	% of Revenue	Capstone Brand	% of Revenue
Lighting Products- U.S.	$57,829	40%	$65,025	34%
Smart Mirror Products- U.S.	85,440	60%	127,151	66%
Total Revenue	$143,269	100%	$192,176	100%

We provide our Smart Mirror and Lighting Product customers with limited rights of return for non-conforming product warranty claims. As a policy, the Company does not accept product returns from customers, however occasionally we may receive back residual inventory. No residual inventory has been received as of the date of filing this Form 10-K.

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

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $850 and $17,000 for the years ended December 31, 2024 and 2023, respectively.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Warranties, continued

The Smart Mirror liquidation sale of $80,000 was sold “as-is” without warranty terms.

The following table summarizes the changes in the Company’s product warranty liabilities which are included in accounts payable and accrued liabilities in the accompanying December 31, 2024, and 2023 balance sheets:

	December 31,	December 31,
	2024	2023
Balance at the beginning of the year	$1,200	$1,926
Amount accrued	—	853
Payments and credits	—	(1,579)
Reversal of prior years’ accrual unclaimed	(1,200)	—
Balance at year-end	$—	$1,200

Advertising and Promotion

Advertising and promotion costs, including advertising, social media, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Advertising and promotion expenses were $120 and $11,903 for the years ended December 31, 2024, and 2023, respectively.

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

For the year ended December 31, 2024 and 2023, product development expenses were $6,233 and $101,409, respectively. Product development expenses for 2024 were related to the maintenance of the Connected Chef. Product development expenses for 2023 were related to the development of the Company’s Connected Chef.

Shipping and Handling

The Company’s shipping and handling costs are included in sales and marketing expenses and are recognized as an expense during the period in which they are incurred and amounted to $13,193 and $62,923 for the years ended December 31, 2024 and 2023, respectively.

Accounts Payable and Accrued Liabilities

The following table summarizes the components of accounts payable and accrued liabilities on December 31, 2024, and 2023:

	December 31,	December 31,
	2024	2023
Accounts payable	$300	$69,267
Accrued warranty reserve	—	1,200
Accrued compensation and deferred wages, marketing allowances, customer deposits and other liabilities	—	734,156
Total	$300	$804,623

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

Stock-based compensation expense recognized during the years ended December 31, 2024 and 2023 was $0, respectively.

Other Income (Expense)

Other income was $4 in 2024 compared to $77,106 in 2023, a decrease of $77,102. The other income for the year ended December 31, 2023 resulted from $49,000 in employee retention tax credit received under Cares act 2020-2021 coupled with insurance premium refunds and insurance payouts on damage freight claims.

Interest expense for 2024 amounted to approximately $90,000 compared to $104,000 in 2023, a decrease of $14,000 or 13%, due to the cancellation of debt and issuance of preferred B-1 stock. See Note 3 – Notes Payable to Related and Unrelated Parties.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024. See Note 7 – Operating Segments.

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

November 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of December 31, 2024, the Company did not have cash balances in excess of FDIC insurance limits.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE (continued)

Accounts Receivable

Historically, the Company granted credit to its established retail customers. The Company typically did not require collateral from these customers. Credit risk was limited due to the financial strength of the customers comprising the Company’s customer base and their dispersion across different geographical regions. The Company monitored exposure of credit losses and maintained allowances for anticipated losses considered necessary under the circumstances. With ecommerce revenue, the Company utilized Stripe as the company that processed online payments for our website. Revenue was received from Stripe within 3 days of the product shipment. If the product was shipped through Amazon it would take between 20 and 30 days for collection.

The Company did not have any revenue from international sales for the years ended December 31, 2024, and 2023.

Major Customers

	Net Revenue %		Net Accounts Receivable
	Year Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Customer A	40%	34%	—	—
Customer B	—	50%	—	—
Customer C	56%	—	—	—
Total	96%	84%	$—	—

Major Vendors

The Company had one vendor from which it purchased 100% of merchandise sold during the year ended December 31, 2024, and 19% of merchandise sold during the year ended December 31, 2023. The loss of this supplier could adversely impact the business of the Company.

As of December 31, 2024, and 2023, approximately 0% and 22%, respectively, of accounts payable were due to one vendor.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES (continued)

In consideration for the Lenders providing the loan under this Agreement for the Initial Period and agreeing to a below market rate of interest, and as payment of a finance fee for the loan on an unsecured basis, the Company issued to the Lenders the following securities 7,500 shares of the Company’s Series B-1 Convertible Preferred Stock (“Preferred Shares”) issued to each Lender. The Preferred Shares shall have the appropriate restrictive legends. Each Preferred Share converts into 66.66 shares of Common Stock at option of Lender. The Preferred Shares and any shares of Common Stock issued under the loan agreement are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The Preferred Shares have no further rights, preferences, or privileges. The fair value of the Preferred Shares was determined to be $48,996 based on the number of shares of Common Stock to be issued upon conversion and the market price of the Common Stock on the date the working capital loan agreement was executed. The Company amortized the $48,996 Finance Fee into interest expense over the six months of the agreement. See Note 5 – Stock Transactions.

Purchase Funding Agreement with Directors and Unrelated Party

On July 2, 2021, the Board of Directors (“Board”) resolved that the Company required a purchase order funding facility to procure additional inventory to support the online Smart Mirror business. The Board resolved that certain Directors could negotiate the terms of a Purchase Order Funding Agreement for up to $1,020,000 with Directors S. Wallach and J. Postal and E. Fleisig, a natural person who was not affiliated with the Company. This agreement was finalized on October 18, 2021, and the Company received the funding of $1,020,000 on October 18, 2021 with an original maturity of April 2023 which was extended through November 30, 2024. Under this agreement the interest terms are 5% based on a 365- day year. See cancellation agreement below.

Working Capital Loan with Directors and Unrelated Party

On May 1, 2022, the Company negotiated three $200,000 working capital funding agreements, to provide $600,000 in funding for daily operations. The Board resolved that certain Directors could negotiate the terms of a Working Capital Funding Agreement for up to a total of $600,000, with Directors S. Wallach (through Group Nexus, a company controlled by Mr. Wallach) and J. Postal and M. Khoury, a natural person. Under these agreements the interest terms are 5% based on a 365-day year, amended to mature November 30, 2024, for J. Postal and S. Wallach. The $200,000 note payable held by M. Khoury matured November 1, 2024 and was not amended. On December 9, 2024, the Unrelated Party note with M. Khoury was purchased by Directors S. Wallach and J. Postal. In accordance with the purchase agreement, S. Wallach and J. Postal assumed the $200,000 note payable owed to M. Khoury. See cancellation agreement below.

On October 13, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The initial term of this agreement was 18 months and amended to mature November 30, 2024. Principal accrues simple interest at a rate of 5 percent per annum. See cancellation agreement below.

On December 1, 2022, the Company negotiated a $50,000 Working Capital Funding agreement with Jeffrey Postal, a director, to provide funding for daily operations. The term of this agreement was for 18 months and was amended to mature November 30, 2024. Principal accrues simple interest at a rate of 5 percent per annum. See cancellation agreement below.

On January 3, 2023, the Company negotiated a $40,000 Working Capital Funding agreement with Director S. Wallach (through Group Nexus, a company controlled by Mr. Wallach), to provide funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature November 30, 2024. See cancellation agreement below.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES, continued

On March 27, 2023, the Company negotiated a Working Capital Funding agreement with Director S. Wallach to provide funding for daily operations. Total funding under the agreement amounted to $632,500 as of December 31, 2024. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature November 30, 2024. See cancellation agreement below.

On January 16, 2024, the Company negotiated a Working Capital Funding agreement with Director Jeffrey Postal to provide $50,000 in funding for daily operations. Principal accrues simple interest at a rate of 5 percent per annum, amended to mature November 30, 2024. See cancellation agreement below.

On October 31, 2024, the Company executed a unsecured promissory note with a then unrelated party, Coppermine Ventures, LLC (“Coppermine”), to provide $125,914 in working capital funding for daily operations. Principal accrues simple interest at a rate of 7 percent per annum, maturing July 31, 2025. On November 26, 2024, Coppermine provided an additional $53,018 in working capital funding for daily operations. See Note 8 – Subsequent Events.

On December 4, 2024, the CEO of Coppermine Ventures, Alexander Jacobs, was appointed as CEO and Director of Capstone Companies, Inc. with former CEO S. Wallach resigning and remaining as Capstone Companies, Inc Chair of the Board of Directors.

On December 18, 2024, the Company’s Board of Directors approved the cancellation of the aforementioned notes payable, with the exception of the Coppermine Ventures promissory note, in exchange for shares of Series B-1 Convertible Preferred Stock (“B-1 Stock”) of the Company, calculated at a price of $0.07 per share (“the Exchange Price”). The B-1 preferred stock is convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 convertible preferred stock. Each aforementioned note holder executed the cancellation agreement and received their pro-rata B-1 Stock in accordance with the Exchange Price. A total of 750,075 B-1 Stock was issued for cancellation of $3,665,303 in principal and accrued interest, inclusive of deferred salary and consulting wages for S. Wallach and G. Wolf, respectively, as reflected in the table below. See Note 4 – Commitments and Contingencies. As the cancellation of debt was agreed upon by existing equity holders and related parties, the Company recorded the cancellation as a capital transaction and recorded in the statement of stockholder’s deficit as of December 31, 2024. See Note 5 - Stock Transactions.

Note Holder	Issuance Date	Maturity Date	Note Amount	Total Due including Accrued Interest	% of Total Due	# of Prorated Shares	B1 Stock Distribution by Party
Estate of E. Fleisig	10/18/2021	11/30/2024	$340,000	$390,208	10.646%	79,853	79,853
G. Nexus	5/1/2022	11/30/2024	$200,000	$224,193	6.117%	45,879
G. Nexus	1/3/2023	11/30/2024	$40,000	$43,485	1.186%	8,899
G. Nexus	10/18/2021	11/30/2024	$340,000	$390,208	10.646%	79,853	134,631
J. Postal	10/18/2021	11/30/2024	$340,000	$390,208	10.646%	79,853
J. Postal	5/1/2022	11/30/2024	$200,000	$224,191	6.117%	45,879
J. Postal	10/13/2022	11/30/2024	$50,000	$54,918	1.498%	11,238
J. Postal	12/1/2022	11/30/2024	$50,000	$54,582	1.489%	11,170
J. Postal	1/16/2024	11/30/2024	$50,000	$51,767	1.412%	10,594
J. Postal	5/1/2022	11/30/2024	$100,000	$112,097	3.058%	22,940	181,674
S. Wallach	5/1/2022	11/30/2024	$100,000	$112,097	3.058%	22,940
S. Wallach	3/27/2023	11/30/2024	$183,500	$198,110	5.405%	40,542
S. Wallach	Q2 - 2023	11/30/2024	$160,000	$171,365	4.675%	35,069
S. Wallach	Q3 - 2023	11/30/2024	$200,000	$211,649	5.774%	43,312
S. Wallach	Q4 - 2023	11/30/2024	$49,000	$49,485	1.350%	10,127
S. Wallach	Q1 - 2024	11/30/2024	$40,000	$41,025	1.119%	8,395
S. Wallach deferred wages	2020-2024	—	$608,840	$608,840	16.611%	124,594	284,979
G. Wolf deferred consulting fees	2020 - 2024	—	$336,875	$336,875	9.191%	68,938	68,938
			$3,388,215	$3,665,303	100.000%	750,075	750,075

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 and 2023, the Company had a total of $180,760 and $2,540,476, of outstanding balance respectively, on the above referenced funding agreements, which includes accrued interest of $1,829 and $82,230, respectively. The outstanding principal balances and accrued interest has been presented on the consolidated balance sheet as follows:

	Notes Payable
	Year Ended December 31,
	2024	2023
Current portion of notes payable and accrued interest, related parties	$180,760	$1,946,315
Current portion of notes payable and accrued interest, unrelated parties	—	594,161
Less accrued interest	(1,829)	(187,974)
Total notes payable	$178,931	$2,352,500

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

The Company’s rent expense is recorded on a straight-line basis over the term of the lease. The rent expense for the period ended December 31, 2024 and 2023, amounted to $2,485 and $95,936, respectively, including the monthly CAM charges and storage facility rent expense.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements

On February 5, 2020, the Company entered into a new Employment Agreement with Stewart Wallach, whereby Mr. Wallach will be paid $301,521 per annum. The initial term of this new agreement began February 5, 2020, and ended February 5, 2023. The parties may extend the employment period of this agreement by mutual consent with approval of the Company’s Board of Directors, but the extension may not exceed two years in length. On February 5, 2023, the employment agreement was extended for an additional two-year period through February 5, 2025.

Beginning in 2020 and through 2024, executive salaries and consulting fees have been deferred to conserve cash flow. Deferrals amounted to $969,603 and $734,156, as of September 30, 2024 and December 31, 2023, respectively, and were included in accounts payable and accrued liabilities. See Note 3 – Notes Payable to Related and Unrelated Parties for cancellation agreement for the deferred wages and consulting fees in exchange of issuance of Preferred B-1 Stock.

On December 4, 2024, the CEO of Coppermine Ventures, Alexander Jacobs, was appointed as CEO and Director of Capstone Companies, Inc. with former CEO S. Wallach voluntarily resigning and remaining as Capstone Companies, Inc Chair of the Board of Directors. There is no employment agreement for Mr. Jacobs as of the date of this filing Form 10-K. Mr. Jacobs has agreed to accrual of a base salary of One Dollar per year and is reflected in Accounts Payable and Accrued Expenses as of December 31, 2024.

Directors Compensation

On July 5, 2022, The Board of Directors voted to suspend compensation to the independent directors indefinitely.

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

Warrants

On April 28, 2021, Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66 and exercisable for five years from the issuance date. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker-dealer in connection with the Company’s placement of $1,498,000 of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants was made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act.

As of December 31, 2024, and 2023, the Company had 199,733 warrants outstanding.

Series “B-1” Preferred Stock

On June 7, 2016, the Company authorized 3,333,333 of the B-1 preferred stock (“B-1 Stock”). On June 15, 2023, the Company amended their Articles of Incorporation for 5,000,000 in authorized B-1 preferred stock. The B-1 preferred stock is convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 convertible preferred stock. The par value of the B-1 preferred shares is $0.0001. The B-1 stock shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 holders are entitled to distribution prior to common stockholders but not before any other preferred stockholders.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -STOCK TRANSACTIONS, continued

On January 4, 2021, the Company entered a $750,000 working capital loan agreement with Directors, Stewart Wallach and Jeffrey Postal (“Lenders”). In consideration for the Lenders allowing for loan advances under the loan agreement, a below market rate of interest and the loan made on an unsecured basis, as payment of a finance fee for the loan, the Company issued a total of 7,500 shares of Company’s B-1 Stock.

On December 18, 2024, the Company entered into a cancellation agreement with related party promissory note holders for cancellation of $3,665,303 in outstanding principal and interest in exchange for issuance of 750,075 shares of the Company’s B-1 Stock. See Note 3 - Notes Payable to Related and Unrelated Parties.

The Series B-1 Preferred Shares and any shares of common stock issued under the aforementioned agreements are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended.

The B-1 Shares have a liquidation preference of $1.00 per share or $767,075 and $15,000 as of December 31, 2024 and 2023, respectively.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of December 31, 2024, there were 208,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $ 0.456 and have a weighted average contractual term remaining of 0.63 years. During the year ended December 31, 2024, there were no stock option grants, exercises and 200,000 options were forfeited.

Stock options were issued under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act of 1933.

For the years ended December 31, 2024 and 2023, the Company did not recognized any stock-based compensation expense related to stock options. All options are fully vested as of the year ended December 31, 2024.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK TRANSACTIONS (continued)

The following table sets forth the Company’s stock options outstanding as of December 31, 2024, and 2023 and activity for the years then ended.

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding, January 1, 2023	608,288	0.449	0.18	1.60	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	(200,000)	0.435	0.21	—	—
Outstanding, December 31, 2023	408,288	0.456	0.15	1.13	—

Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited/expired	(200,000)	0.475	0.17	—	—
Outstanding, December 31, 2024	208,288	0.475	0.14	0.63	—

Vested/exercisable at December 31, 2024	208,288	0.475	0.14	0.63	—

The following table summarizes the information with respect to options granted, outstanding and exercisable under the 2005 Plan:

Exercise Price	Options Outstanding	Remaining Contractual Life in Years	Number of Options Currently Exercisable
$.435	200,000	0.60	200,000
$1.448	8,288	1.60	8,288
$.456	208,288	0.63	208,288

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

As of December 31, 2024, a total of 816,167 of the Company’s common stock was repurchased since the plan was incepted at a total cost of $119,402. The cost of the repurchased shares was recorded as a reduction of additional paid-in capital.

NOTE 6 - INCOME TAXES

As of December 31, 2024, the Company had federal and state net operating loss carry forwards of $6,672,056. The federal net operating loss is available to the Company indefinitely and available to offset up to 80% of future taxable income each year.

Tax benefit for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	Years Ended December 31,
	2024	2023
Tax benefit at U.S. statutory rate	$(228,218)	$(348,908)
State income taxes, net of federal benefit	3,962	(46,892)
State rate impact of goodwill impairment	(67,819)	—
Non-deductible items	241,457	27,278
Valuation allowance	(112,785)	248,057
Adjustment to net operating loss	32,522	155,415
Other	6,511	—
Income Tax Expense (Benefit)	$(124,370)	$34,950

The effective tax rate for the years ended December 31, 2024 and 2023, respectively, was 11.44% and (2.10%) and the statutory tax rate was 23.5% in 2024 and 23.829% in 2023.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (continued)

The income tax benefit for the years ended December 31, 2024, and 2023 consists of:

	Years Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	(113,256)	29,834)
State	(11,114)	5,116
Income Tax Expense (Benefit)	$(124,370)	$34,950

The tax effects of temporary differences and carry forwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
Deferred tax assets:	2024	2023
Accruals and allowances	$(545)	$179,474
Capitalized research and development	20,742	22,702
Stock based compensation	7,464	15,485
Net operating allowances	1,707,978	1,635,069
	1,735,639	1,852,730
Deferred tax liabilities:
Intangible assets	(494,383)	(328,916)
Valuation allowance	(1,731,939)	(1,844,143)
Adjustment for goodwill impairment	294,725	269,965
Net deferred tax assets and liabilities	$(195,958)	$(320,329)

Deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024, and 2023. Since indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax asset, a valuation allowance was recorded against the deferred tax assets, and a net deferred tax liability or naked credit of approximately $196,000 and $320,000 is presented on the company’s balance sheet, respectively. The Company’s valuation allowance deceased by $112,204 in 2024.

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

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – OPERATING SEGMENTS

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis. As a result, the Company operates as a single reportable segment under ASC 280, Segment Reporting, defined by the CODM as Consumer Home Goods. The Company's operations include sales and marketing, product design and development, and research and development consulting, all of which are managed centrally. The CODM assesses financial performance based on consolidated revenue, operating profit, and key operating expenses as detailed below.

The following table presents significant segment expenses regularly provided to and reviewed by the CODM:

	Consumer Home Goods

	December 31, 2024	December 31, 2023
Revenue, net	$143,269	$192,176
Less: Cost of goods sold	38,019	457,816
Less:
Sales and marketing	17,313	75,890
Product development	6,233	101,409
Consultancy fees	96,850	190,467
Other segment expenses	980,669	1,001,448
Segment net loss	(995,815)	(1,634,854)

Reconciliation of loss:
Other income (expense)	4	77,106
Interest expense	(90,943)	(103,741)
Income before income taxes	(1,086,754)	(1,661,489)

These expenses represent the key cost components reviewed by the CODM in assessing the Company's performance.

The CODM evaluates income generated from the Company’s assets using net income as a key metric. The CODM utilizes this measure to assess return on assets when making strategic decisions. As the Company operates as one reportable segment, total segment assets and total consolidated assets are effectively the same.  As such, segment assets are equivalent to total consolidated assets as presented on the balance sheet and all significant accounting policies, major customers, and revenue-related disclosures required under GAAP are included elsewhere in the financial statements.

NOTE 8 - SUBSEQUENT EVENTS

Amended Related Party Note Payable

On January 29, 2025, the Company entered into an amended and revised unsecured promissory note (“New Note”) with Coppermine. The new note revised the October 31, 2024 note for an amended principal balance of $485,163 and amended the maturity date to December 31, 2025. The new note is to provide for projected funding needs of the Company to pay for essential corporate maintenance expenses due in the first three fiscal quarters of 2025, necessary to meet the reporting and filing requirements under federal and state securities laws and regulations, maintenance of the quotation of the Company’s Common Stock on the OTC Markets Group QB Venture Market and maintenance of directors’ and officers’ insurance and basic management and accounting operations. The amended principal amount is intended to provide sufficient working capital to maintain the corporate existence of the Company while the executive management continues efforts to develop or acquire a new business line or revenue generating operation. On February 3, 2025, the Company received $111,363 of proceeds under the new note to funding working capital for the first quarter of 2025.

Renewal of CFO Agreement

On January 22, 2025, the Company renewed Ms. Perez’s contracting agreement for Chief Financial Officer services, commencing January 1, 2025, and ending upon mutual termination by either party, upon a 14-day notice.

Appointment of Directors

On January 9, 2025, Warren Session was appointed as an independent director of the Company.

On January 20, 2025, Brian Rosen was appointed as a non-employee director of the Company and on February 24, 2025, Mr. Rosen was appointed as a member of the Audit Committee.

Memorandum of Understanding with Coppermine

On March 13, 2025, the Company entered into a Memorandum of Understanding (“MOU”) with Coppermine whereby the Company will produce a development plan (“Plan”) for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed health, fitness and social activities business facilities in the State of Maryland (“Facilities”). These Facilities currently lack an integrated, single customer registration and management application. Upon and subject to acceptance of the completed Plan by Coppermine, which Plan is anticipated to be completed by May 31, 2025, the Company and Coppermine intend to enter into an application development agreement based on the Plan accepted by Coppermine (“CRM Agreement”) whereby Capstone will produce the CRM Application with assistance from a Capstone software developer contractor.

