Form 10-K/A
period 2024-12-31
CAPSTONE COMPANIES, INC.
filed 2025-04-08
CIK 814926

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

1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

2

Explanatory Note

This Form 10-K/A, Amendment Number One, (“Form 10-K/A”) is being filed by Capstone Companies, Inc. (“Company”) solely to correct certain inadvertent typographical errors contained on page F-26 and page 62 of the Form 10-K Annual Report for the fiscal year ended December 31, 2024, filed by the Company on March 17, 2025 (“Original Filing”), which typographical errors consisted of: (1) misspelling the first name of Warner Session, a Company Director, as “Warren” in Item 16 and Note 8 of the financial statements of the Original Filing; and (2) listing the correct names and titles of the principal executive officer and principal financial officer in the Exhibit List for Exhibits 31.1, 31.2, 32.1 and 32.2; and (3) adding Exhibit 3.1.1.1.1 to the Exhibit List of the Original Filing to state the location in a SEC filing of the text of a 2023 amendment to the Company’s Amended and Restated Articles of Incorporation, which amendment was filed as Attachment One to the definitive Information Statement filed by the Company with the Commission on May 25, 2023. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Form 10-K/A is signed by a duly authorized representative of the Company. It includes, as Exhibits 31.1, 31.2, 32.1 and 31.2, the certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings with the SEC subsequent to the date of the Original Filing.

3

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits. The following exhibit are filed with this Form 10K/A.

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

3.1.1.1.1	Amendment to Amended and Restated Articles of Incorporation of Capstone Companies, Inc., incorporated by reference to Attachment One to the Information Statement, filed with the Commission on May 25, 2023.

3.2	By-laws of Capstone Companies, Inc. Incorporated by reference to Annex H the Special Meeting Proxy Statement, Dated April 15, 2004, filed by CHDT Corporation with the Commission on April 20, 2004.

4.6	Description of Capstone Companies, Inc. Securities as of December 31, 2021

10.01	Employment Agreement by Capstone Companies, Inc. and Stewart Wallach, dated February 5, 2020, filed by Capstone Companies, Inc with the Commission on March 30, 2020.

10.02	Consulting Agreement by Capstone Companies, Inc. and Eschenburg Perez CPA, LLC, dated January 20, 2025.

10.08	Financial Services Agreement dated March 1, 2017, by Capstone Companies, Inc. and Wilmington Capital Securities, LLC. Incorporated by reference to Exhibit 10.18 to Form 10-K filed by Capstone Companies, Inc with the Commission on March 28, 2018.

14	Code of Ethics Policy. Exhibit 14 of the Capstone Companies, Inc. Form 8-K, as filed with the Commission on March 22, 2018.

19	Insider Trading Policy, dated February 25, 2025

21.1	Subsidiaries of Capstone Companies, Inc. ^

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stewart Wallach, Chief Executive Officer^

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Dana E. Perez, principal accounting officer and fractional Chief Financial Officer. ^

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Stewart Wallach, Chief Executive Officer. ^

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Dana E. Perez, principal accounting officer and fractional Chief Financial Officer. ^

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Note: CHDT Corp. is a prior name of Capstone Companies, Inc.

^ Filed Herein.

4

CAPSTONE COMPANIES, INC.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Capstone Companies, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Broward County, Florida on this 8th day of April 2025.

By: /s/ Stewart Wallach

Chair of the Board of Directors

5