Form 10-Q
period 2025-03-31
CAPSTONE COMPANIES, INC.
filed 2025-05-15
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the Company had 49,643,031 shares of Common Stock issued and 48,826,864 outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

As used in this Form 10-Q Quarterly Report for the fiscal period ending March 31, 2025 (“Form 10-Q Report” or “Form 10-Q”), the following terms have the stated meaning or meanings:

(1)	“Capstone International Hong Kong Ltd” or “CIHK” is a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently in a dormant status.
(2)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI” or “Capstone”
(3)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(4)	“China” means People’s Republic of China.
(5)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(6)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(7)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(8)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”), Capstone International H.K Ltd., (“CIHK”).
(9)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31, 2024.
(10)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(11)	“OEM” means “original equipment manufacturer.
(12)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.
(13)	“GMS” means Google Mobile Service

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended March 31, 2025.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Three Months Ended March 31, 2025

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
Assets:	(Unaudited)
Current Assets:
Cash	$28,224	$15,850
Prepaid expenses	16,697	20,455
Total Current Assets	44,921	36,305

Property and equipment, net	25,066	28,647
Goodwill	773,165	773,165
Total Assets	$843,152	$838,117

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$766	$300
Notes payable related parties and accrued interest-current	296,408	180,760
Total Current Liabilities	297,174	181,060

Long-Term Liabilities:
Deferred tax liabilities -long-term	195,958	195,958
Total Long-Term Liabilities	195,958	195,958
Total Liabilities	493,132	377,018

Commitments and Contingencies: (Note 4)

Stockholders’ Equity:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 15,000 shares at March 31, 2025, and December 31, 2024 (Liquidation Preference $767,075)	77	77
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued 49,643,031 and outstanding 48,826,864 shares at March 31, 2025 and December 31, 2024.	4,884	4,884
Additional paid-in capital	12,335,140	12,335,140
Accumulated deficit	(11,870,679)	(11,759,600)
Less: Treasury stock, at cost (816,167 shares at March 31, 2025 and December 31, 2014)	(119,402)	(119,402)
Total Stockholders’ Equity	350,020	461,099
Total Liabilities and Stockholders’ Equity	$843,152	$838,117

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues, net	$—	$5,450
Cost of sales	—	—
Gross Profit	—	5,450

Operating Expenses:
Sales and marketing	—	9,591
Compensation	—	82,970
Professional fees	78,434	116,983
Product development	125	—
Other general and administrative	28,236	28,891
Total Operating Expenses	106,795	238,435
Operating Loss	(106,795)	(232,985)

Other Income (Expenses):
Other income	—	4
Interest expense, net	(4,284)	(29,263)
Total Other Income (Expenses), net	(4,284)	(29,259)

Loss Before Income Taxes	(111,079)	(262,244)

Income Tax Expense	—	16

Net Loss	$(111,079)	$(262,260)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

 FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND MARCH 31, 2024

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,797,216)	$(2,241,820)
Net Loss	—	—	—	—	—	—	—	(262,260)	(262,260)
Balance at March 31, 2024	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(11,059,476)	$(2,504,080)

Balance at December 31, 2024	765,075	$77	—	$—	48,826,864	$4,884	$12,215,738	$(11,759,600)	$461,099
Net Loss	—	—	—	—	—	—	—	(111,079)	(111,079)
Balance at March 31, 2025	765,075	$77	—	—	48,826,864	$4,884	$12,215,738	$(11,870,679)	$350,020

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(111,079)	$(262,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,581	3,581
Accrued interest added to notes payable related and unrelated parties	4,285	29,261
Decrease (increase) in prepaid expenses	3,758	(6,652)
Increase in accounts payable and accrued liabilities	466	111,297
Net cash used in operating activities	(98,989)	(124,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	111,363	90,000
Net cash provided by financing activities	111,363	90,000

Net Increase (Decrease) in Cash	12,374	(34,773)
Cash at Beginning of Period	15,850	36,466
Cash at End of Period	$28,224	$1,693

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2025, and results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on March 17, 2025 and April 8, 2025, respectively.

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

As of March 31, 2025, the Company had negative working capital of $252,253, an accumulated deficit of $11,870,679, a cash balance of $28,224, short- term notes payable of $296,408 and $195,958 of long-term liabilities for deferred taxes. Further, during the three months ended March 31, 2025, the Company incurred a net loss of $111,079 and used cash in operations of $98,989.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. We are seeking alternative sources of liquidity, including but not limited to debt or equity funding through issuance of securities, or other alternative financing measures.

On October 31, 2024 the Company signed an Unsecured Promissory Note with Coppermine Ventures, LLC (“Coppermine”), a private Maryland limited liability company based in Baltimore County, Maryland, of $125,914 to the Company. On January 29, 2025, the Company entered into an Amended and Revised Unsecured Promissory Note (“New Note”) with Coppermine. The New Note revised the October 31, 2024 note for an amended principal balance of $485,163 and amended the maturity date to December 31, 2025. The New Note is to provide for projected quarterly funding needs of the Company to pay for essential corporate maintenance expenses due in the first three fiscal quarters of 2025, necessary to meet the reporting and filing requirements under federal and state securities laws and regulations, maintenance of the quotation of the Company’s Common Stock on the OTC Markets Group QB Venture Market and maintenance of directors’ and officers’ insurance and basic management and accounting operations. The Company requests quarterly drawdowns from Coppermine, and has received $290,295 of the $485,163 principal amount as of March 31, 2025. The amended principal amount is intended to provide sufficient working capital to maintain the corporate existence of the Company while the executive management continues efforts to develop or acquire a new business line or revenue generating operation. The New Note accrues interest at a simple annual rate of 7%. The New Note is not secured by collateral or any other secured interest and does not provide for any conversion of debt-to-equity securities or issuance of any securities.  For consideration for the working capital loan, the Company signed a Management Transition Agreement on October 31, 2024.

Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, or finds and consummates an alternative transaction to improve its financial condition, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this Form 10-Q.  Other than debt financing from Coppermine Ventures, LLC for basic operating capital, the Company has not raised any third-party funding for business development or acquisitions. The Company has not consummated an alternative transaction as of the date of the filing of this Form 10-Q. In the second fiscal quarter of 2025, the Company has expanded the scope of its search for alternative transactions to include potential acquisitions or strategic relationships with companies engaged in industries that are complementary to the health, fitness and social activities industry. These financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

LED Lighting Product Line. The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years, as such, revenues for the LED product line have declined significantly from previous years. From time to time, the Company receives orders from one distributor which the Company will fulfill.

Smart Mirror Product Line. The Connected Surfaces was the Company’s effort to establish business in an emerging segment that was intended for future revenue growth. The Connected Surfaces Smart Mirror products did not achieve significant sales, therefore all inventory was expensed as of December 31, 2023 and the remaining inventory on hand was liquidated as of June 30, 2024.

Connected Chef Product Line. During 2023, the Company developed the Connected Chef (“Connected Chef”), a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The ability of the Company to promote any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors, which the Company was unsuccessful in obtaining over the last few years.  On March 21, 2025, the Company executed a License Agreement with a company (“Licensee”) based in the United Kingdom. The Licensee received a limited, exclusive, non-transferable, worldwide license to promote, market, sell, distribute, produce and manufacture Connected Chef. Under the License, the Company would receive a license fee of $15 for each Connected Chef sold and received by a buyer. Promotion, marketing and sale of the Connected Chef is subject to finalizing production arrangements with the contract manufacturer of the Connected Chef. The term of the License is 5 years plus one (1) year, post-termination extension to permit sell off of any inventory. As of the date of this Form 10-Q filing, there have been no sales of the Connected Chef and no license revenue generated for the Company.

Health, Fitness and Social Industries. During 2024, the Company commenced its business development of a business line or software development project focused on year-round health, fitness and social activities (this business line being referred to as “HFS” or “HFS business”) which development effort has been expanded in the second quarter of fiscal year 2025 to include apparel and logo branding of the HFS business as well as software development. Due to the popularity of sports like pickle ball and flag football, health, fitness and social activities at dedicated facilities are being developed nationwide. Pickle ball has been the fastest growing sport in America since 2021 and its popularity is based in large part in that it can be played by all fitness active demographics groups (e.g. children, adults and elders (since it does not require the skills and athleticism of tennis or other physically demanding sports)) and can be played as a recreational or competitive amateur/collegiate and professional sport. Professional pickle ball is increasingly popular sports entertainment. A typical HFS facility offers sports like indoor and outdoor pickle ball, padel and often another recreational sport or sports (e.g. martial arts, swimming, basketball, racquetball, tennis) with a food-drink-entertainment area. Some HFS facilities add field sports like soccer, lacrosse, and football (traditional and flag) in order to host tournaments, local school competitions, or recreational league play. The HFS facilities typically seek individual, family and group memberships charging periodic fees as well as additional fees for special offerings or events. Special events consist of children summer camps, birthday parties, corporate employee outings, or corporate sponsor events promoting their specific products (e.g. drinks, cooler products, drink ware, sporting equipment, apparel) through branding which may be performed in house by the HFS facility.

In furtherance of the Company’s efforts in HFS business development, the Company entered into a Management Transition Agreement (“MTA”), dated October 31, 2024, with Coppermine Ventures, LLC, a private Maryland limited liability company, (“Coppermine”) to identify and nominate a chief executive officer and two board members for the Company as a management team to focus on development of the health, fitness and social business line. Coppermine operates a successful and growing health, fitness and sports business in the State of Maryland. On December 4, 2024, the Company employed an experienced founder and manager of an established health, fitness and social company, Alexander Jacobs, as Company’s Chief Executive Officer, in order to lead the HFS business development. Mr. Jacobs is the founder, senior executive and owner of Coppermine. On January 20, 2025, the Company’s Board of Directors (“Board”) appointed Brian Rosen, a nominee of Coppermine, as a non-employee director of the Company. Mr. Rosen has a business relationship with Coppermine. The Company also appointed Warner Session, a Washington, D.C. real estate lawyer and lobbyist, as an independent director to the Board on January 9, 2025, in order to assist in the Company’s efforts to develop the health, fitness and social business line. Mr. Session’s experience and skills in real estate transaction and funding and lobbying are deemed as important skill sets for the development and operation of any HFS business.

The Company’s business concept also includes the development of software applications for registration and participation at the Coppermine HFS facilities. On March 13, 2025, the Company entered into a Memorandum of Understanding with Coppermine for the Company to produce a development plan for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed health, fitness and social activities business. On May 13, 2025, the Company and Coppermine signed an agreement whereby the Company will make an assessment and, based on that assessment, produce a written plan and proposal (“Proposal”) for the development, testing and installation of an online customer management and registration application (“Application”) for Coppermine’s year-round social, athletic, and fitness programs and events conducted at twenty (20) facilities in the State of Maryland (“Sites”). This Agreement covers only the assessment and production of the Proposal. If the Proposal is accepted by Coppermine, then the two companies would seek to negotiate a written agreement for the actual development, testing, installation and support of the Application. Coppermine will pay a flat $24,000 for the assessment and production of the Proposal, which Proposal is due to be presented to Coppermine by June 22, 2025. If the Company develops the Application, then the Company would explore possible commercialization of the Application through licensing of the Application to other providers of social, athletic, and fitness programs and events in the United States, subject to the terms and conditions of any written agreement for the actual development, testing, installation and support of the Application for Coppermine.

For the Proposal and any subsequent software development, the Company will primarily rely upon a third-party software developer and affiliated contractors, each acting as an independent contractor of the Company, to produce the Proposal and, if work is contracted for the Application, to provide the software code, test it, make any necessary modifications and install the developed application. As such, the ability of the Company to perform its tasks for the Proposal and Application will rely to a significant extent on the performance of its independent contractors. Any work beyond the Proposal would require the acceptance of the Proposal by Coppermine and the signing of a definitive software development agreement by the Company and Coppermine, which agreement would include the Proposal acceptable to Coppermine and the Company and a budget for fees and costs. The Company’s traditional business has not been in software development, but the Company’s Chairman of the Board of Directors has extensive experience in working with independent contractors and original equipment manufacturers for product development, both foreign and domestic, for the Company, and in the development of a software application at another company. The Company will rely on the experience of its Chairman of the Board of Directors for the Proposal and any subsequent work on the Application.

As of the date of the filing of this Form 10-Q, the Company has not entered into any legally binding agreement for the acquisition of a HFS business or launch of a HFS business line and the Company has expanded its business development efforts to include potential opportunities in industries related to HFS Business, being primarily apparel and merchandise branding in an effort to locate a viable revenue generating business. There is no assurance that the expansion of business development efforts will result in development of a new business line or acquisition of a new business line. The Company’s strategic focus in business development continues to be focused on HFS Business, including related industries, as of the date of the filing of this Form 10-Q.

The Company’s operations through March 31, 2025 consisted of only one reportable segment for financial reporting purposes, Consumer Home Goods, as there has been no revenue and no expenditures on the HFS business line.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996, and is engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. The Company recognized $623,538 of impairment charges during 2020. During the annual analysis of goodwill, management determined the fair value of the single reporting unit was less than the carrying value of the Company, as such, management recorded a goodwill impairment of $539,317 as of December 31, 2024. There was no goodwill impairment recorded for the three-month period ended March 31, 2025.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding as of March 31, 2025, and 2024. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2025, and 2024, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 208,288 options, 199,733 warrants and 765,075 of preferred B-1 stock convertible into 50,999,900 shares of common stock for 2024 and 408,288 options, 199,733 warrants and 15,000 of preferred B-1 stock convertible into 999,900 shares of common stock for 2024.

Reclassifications

Company identified a historical misclassification within stockholders’ equity. Specifically, treasury stock repurchases had previously been presented as a reduction to additional paid-in capital (“APIC”) instead of being separately presented as treasury stock, at cost, within stockholders’ equity. This reclassification had no impact on the total stockholders’ equity, net income, earnings per share, cash flows, or previously reported results for any period.

Revenue Recognition for Consumer Product Business

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products – U.S.	—	—	—	—
Smart Mirror Products- U.S.	—	—	5,450	100%
Total Net Revenue	$—	—	$5,450	100%

Smart Mirror customer orders were shipped within one to two days of receipt. Revenue was recorded upon processing of the sale with a third-party merchant processor such as Stripe or Amazon Pay. Lighting Product customer orders received were not long-term orders and were typically shipped within nine months of the order receipt, but certainly within a one-year period.

Our Smart Mirror customers were charged when executing the e-commerce purchase. We do not have extended payment terms for our Smart Mirror customers. Our Lighting Product payment terms varied by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers and which country their corporate office is located. The time between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. To ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer. During 2024, the Smart Mirror inventory was liquidated.

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $0 and $840 for the three months ended March 31, 2025 and 2024, respectively.

Warranties

Under the License Agreement for the Connected Chef, the Company is not responsible for any warranty liability associated with sales of the Connected Chef.

For the LED product line, the Company provided the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase.

As the Company did not have a product line as of the date these financials are presented, the Company did not record an accrued warranty liability as of March 31, 2025 or December 31, 2024.

Sales and Marketing

Sales and marketing costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Sales and marketing expenses were $0 and $9,591 for the three months ended March 31, 2025, and 2024. Due to declining revenues, and the end of the LED product line as a revenue source, coupled with ending efforts to promote the Smart Mirror in 2024, the Company reduced advertising and promotion expenses in 2024 and 2025.

Product Development

All research and development costs are charged to results of operations as incurred.

For the three months ended March 31, 2025, and 2024, product development expenses were $125 and $0, respectively.

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

Stock-based compensation expense recognized during each of the three months ended March 31, 2025, and 2024 was $0.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic ASC 740): Improvements to income tax disclosures, (“ASU 2023-09”). The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective beginning of our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2024, the FASB, issued Accounting Standards Update  2024-04, Debt-Debt with Conversions and Other Option, (“ASU 2024-04”) . ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of March 31, 2025 and December 31, 2024, the Company did not have any cash deposits in excess of FDIC insurance limits.

Major Customers

The Company did not have any major customers during the three months ended March 31, 2025 or 2024, respectively.

Major Vendors

The Company did not have any major vendors during the three months ended March 31, 2025 or 2024, respectively.

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

On October 31, 2024, the Company executed an unsecured promissory note with a then unrelated party, Coppermine Ventures, LLC (“Coppermine”), to provide $125,914 in working capital funding for daily operations. Principal accrues simple interest at a rate of 7 percent per annum, maturing July 31, 2025. On November 26, 2024, Coppermine provided an additional $53,018 in working capital funding for daily operations. On February 3, 2025, Coppermine provided an additional $111,363 in working capital for daily operations. See Note 7 - Subsequent Events.

On December 4, 2024, the CEO of Coppermine Ventures, Alexander Jacobs, was appointed as CEO and Director of Capstone Companies, Inc. with former CEO Stewart Wallach resigning and remaining as Capstone Companies, Inc Chair of the Board of Directors.

On December 18, 2024, the Company’s Board of Directors approved the cancellation of the aforementioned notes payable, with the exception of the Coppermine Ventures promissory note, in exchange for shares of Series B-1 Convertible Preferred Stock (“B-1 Stock”) of the Company, calculated at a price of $0.07 per share (“the Exchange Price”). The B-1 preferred stock is convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 convertible preferred stock. Each aforementioned note holder executed the cancellation agreement and received their pro-rata B-1 Stock in accordance with the Exchange Price. A total of 750,075 B-1 Stock was issued for cancellation of $3,665,303 in principal and accrued interest, inclusive of deferred salary and consulting wages for Stewart Wallach and George Wolf, respectively, as reflected in the table below. As the cancellation of debt was agreed upon by existing equity holders and related parties, the Company recorded the cancellation as a capital transaction and recorded in the statement of stockholder’s deficit as of December 31, 2024. The shares of B-1 Stock were issued in reliance on an exemption from registration under Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933. See Note 5 - Stock Transactions.

As of March 31, 2025 and December 31, 2024, the Company had a total of $290,295 and $178,932, respectively of outstanding principal, on the above referenced funding agreements, and accrued interest of $6,113 and $1,829, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	March 31, 2025	December 31, 2024
Current portion of notes payable and accrued interest, related parties	$296,408	$180,760
Total notes payable principal and accrued interest	296,408	180,760
Less accrued interest	(6,113)	(1,829)
Total notes payable	$290,295	$178,931

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

On December 4, 2024, the CEO of Coppermine Ventures, Alexander Jacobs, was appointed as CEO and Director of Capstone Companies, Inc. with former CEO S. Wallach voluntarily resigning and remaining as Capstone Companies, Inc Chair of the Board of Directors. There is no employment agreement for Mr. Jacobs as of the date of this filing Form 10-Q. Mr. Jacobs has agreed to accrual of a base salary of One Dollar per year.

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

As of March 31, 2025 and December 31, 2024, the Company had 199,733 warrants outstanding.

Series B-1 Preferred Stock

On June 7, 2016, the Company authorized 3,333,333 of the B-1 preferred stock (“B-1 shares”). The B-1 shares are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 shares. The par value of the B-1 shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 holders are entitled to distribution prior to common stockholders but not before any other preferred stockholders.

On December 18, 2024, the Company entered into a cancellation agreement with related party promissory note holders for cancellation of $3,665,303 in outstanding principal and interest in exchange for issuance of 750,075 shares of the Company’s B-1 shares. See Note 3 - Notes Payable to Related and Unrelated Parties.

The Series B-1 shares and any shares of Company common stock issued under the aforementioned agreements are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The B-1 shares were issued in reliance on an exemption under Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933.

The B-1 shares have a liquidation preference of $1.00 per share or $767,075 and $15,000 as of March 31, 2025 and December 31, 2024, respectively.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of March 31, 2025, there were 208,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $0.475 and have a weighted average contractual term remaining of 0.39 years. The intrinsic value on March 31, 2025, is zero as the fair value of the stock on March 31, 2025, of $0.02 is less than the exercise price of the options. During the three months ended March 31, 2025, there were no stock option grants, exercises, expirations, nor stock-based compensation expense.

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

As of March 31, 2025, a total of 816,167 shares of the Company’s common stock has been repurchased since the plan was incepted at a total cost of $119,402.

NOTE 6 - SEGMENTS

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

The following table presents significant segment expenses regularly provided to and reviewed by the CODM:

	Consumer Home Goods

	March 31, 2025	March 31, 2024
Revenue, net	$-	$5,450
Less: Cost of goods sold	-	-
Less:
Sales and marketing	-	9,591
Product development	125	-
Consultancy fees	-	41,250
Other segment expenses	106,670	187,594
Segment net loss	(106,795)	(232,985)

Reconciliation of loss:
Other income (expense)	-	4
Interest expense	(4,284)	(29,263)
Income before income taxes	(111,079)	(262,244)

NOTE 7 - SUBSEQUENT EVENTS

Working Capital Funding

On April 15, 2025, Coppermine provided an additional $71,174 in working capital for daily operations.

Change in Certified Accountant

On April 29, 2025, in conjunction with its exit from providing audit services to publicly traded companies, Assurance Dimensions, LLC, also doing business as McNamara and Associates, LLC (“Assurance Dimensions”) resigned from its role as independent registered public accounting firm for Capstone Companies, Inc. (the “Company).

On April 29, 2025, the Company engaged Stephano Slack LLC (“Stephano Slack”) as the Company’s new independent registered public accounting firm for the fiscal quarter ending March 31, 2025, June 30, 2025 and September 30, 2025.

Software Application Assessment

On May 13, 2025, the Company and Coppermine signed an agreement whereby the Company will make an assessment and, based on that assessment, produce a written plan and proposal (“Proposal”) for the development, testing and installation of an online customer management and registration application (“Application”) for Coppermine’s year-round social, athletic, and fitness programs and events conducted at twenty (20) facilities in the State of Maryland (“Sites”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2024 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q Report contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q Report, including, without limitation, those regarding our business strategy, business development efforts, financial position, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the any pandemic or similar event, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2024 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates, “believes, “could, “estimates, “expects, “intends, “may, “plans, “potential, “predicts, “projects, “should, “would and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q Report should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q Report are made as of the date of filing this Form 10-Q Report. You should not rely upon forward-looking statements as predictions of future events. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

·                     Company has no product line or operations generating sufficient revenues to sustain corporate operating overhead and has relied on loans or advances from related parties to sustain basic executive operations, which funding is not assured to fund those operations past the third fiscal quarter of 2025. If Company cannot find outside funding to develop and promote a new product line or acquire a new business line in fiscal 2025, Company may lack sufficient funds to sustain operations in 2026.

·                     Company needs to find third party funding to fund the development, marketing and acquisition of any new product line. Since the Company lacks hard assets suitable for asset financing, has revenue generating operations that are not currently producing sufficient revenues to sustain operations into 2026, and significant debts, and as the Common Stock has a low market price and limited liquidity, third party funding may not be available to produce and promote a new product line or acquire a new business or to sustain operations into 2026.

·                     Company may be unable to acquire a new business line or acquire a new business line that is able to fund the overhead necessary to maintain the Company as a public company into 2026.

·                     The financial condition of the Company raises a substantial doubt about the Company’s ability to continue as a going concern.

·                     The debt obligations, if not resolved or restructured, may pose a hinderance to developing a profitable new product line or acquisition of a new business line, or sustaining operations into 2026.

·                     The Company may be unable to restructure or resolve all or most of its debt obligations in any transaction for acquisition of a new business or business line, or to fund production and promotion of any new product line.

·                     Other risk factors are stated in Item 1A of Company’s 2024 Annual Report.

It is not possible to predict or identify all such risks. There may be additional risks that we consider immaterial, or which are unknown as of the date of the filing of this Form 10-Q.

Risk Factors affecting Efforts to Develop or Acquire a New Business Line

The challenge facing the Company is to acquire a new business line, or to establish a new profitable product line, whether the licensing of the Connected Chef or another product line, before the cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company.

There are no assurances that the new management members will result in the development of a new business line for the Company or will enhance the ability or capabilities of the Company’s management to develop or acquire a new business line for the Company. The funding under the New Note and the financial support of essential corporate overhead expenses of the Company under the MTA, if provided in accordance with the MTA, will allow the Company to continue efforts to develop a new business line in 2025. Funding from Coppermine under the New Note and MTA is the sole source of working capital funding for the Company as of the date of the filing of this Form 10-Q.

No assurances can be given that any new management members or funding by Coppermine will in fact result in a new business line for the Company or cover all future operating expenses of the Company for fourth fiscal quarter of 2025 or into 2026. The financial commitment under the New Note extends only through the third fiscal quarter of 2025 and, if Coppermine does not provide additional funding after the third fiscal quarter of 2025, or the Company does not develop revenue generating operations producing sufficient working capital prior to the end of the third fiscal quarter of 2025, then the Company will need to obtain a new source of working capital funding for operating expenses after the third fiscal quarter of 2025 in order to sustain operations and efforts to develop a new business line, unless the Connected Chef licensing arrangement or software development for Coppermine generates sufficient working capital in the second half of fiscal 2025. The Company does not have an alternative source of working capital funding to funding by Coppermine as of the date of the filing of this Form 10-Q.

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

As an ongoing strategic plan, the Company intends to develop or acquire a new business line that is not involved in the production of consumer products that are discretionary purchases for consumers, which was the Company’s prior business line. The shift in focus is due to the low profit margins typically provided by those consumer products; the funding needed for developing, producing, warehousing and marketing those consumer products; the Company’s lack of an effective e-commerce operation and reliance on bulk orders by a limited number of retailers for those consumer products; and vulnerability of those consumer products to changing consumer preferences and retailers’ buying preferences.

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

The above risk factors are not exhaustive and new risks may emerge from time to time. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we expect to operate in the future. These forward-looking statements speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions, or circumstances on which any such statement was based, except as required by law.

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is organized under the laws of the State of Florida. The Company has been a designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology, including the Connected Chef. Since 2024, the Company has adopted a new strategic focus to develop a HFS Business or a business related to HFS Business (defined below in Health, Fitness and Social Activities Business). Outside of the licensing of the Connected Chef, the Company is not engaged in the consumer product business as of the date of filing of this Form 10-Q. Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary was Capstone Industries, Inc. (“CAPI”), a Florida corporation located at the principal executive offices of the Company. Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was dormant. As of the first fiscal quarter of 2025, the Company’s business operations are conducted by the Company and not CAPI.

LED Lighting Product Line. Historically, LED lighting products were the Company’s core consumer product business. The Capstone Lighting and Hoover Home LED brands, combined, sold millions of LED lighting products, but by 2023 the LED lighting products had matured and ceased to garner sufficient orders to maintain production. The impact of tariffs also adversely impacted the commercial viability of the LED lighting products. The Company switched its business focus to its Connected Surface products as a replacement product line. The first Connected Surface product was the Smart Mirror, but the Company’s Smart Mirror product line did not achieve sustainable sales to allow the continued production and promotion of the Smart Mirror products beyond fiscal year 2023. As a replacement for the Smart Mirror product line, the Company pursued commercialization of the Connected Chef, as a product under the Connected Surfaces initiative, which initiative sought to develop Internet-connected, “smart” consumer products. As of the date of the filing of this Form 10-Q, the Connected Chef licensing arrangement described in the following paragraph has been the only commercialization of the Connected Chef.

Connected Chef Product Line. During 2023, the Company developed the Connected Chef (“Connected Chef”), a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The ability of the Company to promote any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors, which the Company was unsuccessful in obtaining over the last few years.  On March 21, 2025, the Company executed a License Agreement with a company (“Licensee”) based in the United Kingdom. The Licensee received a limited, exclusive, non-transferable, worldwide license to promote, market, sell, distribute, produce and manufacture Connected Chef. Under the License, the Company would receive a license fee of $15 for each Connected Chef sold and received by a buyer. Promotion, marketing and sale of the Connected Chef is subject to finalizing production arrangements with the contract manufacturer of the Connected Chef. The term of the License is 5 years plus one (1) year, post-termination extension to permit sell off of any inventory. As of the date of this Form 10-Q filing, there have been no sales of the Connected Chef and no license revenue generated for the

Health, Fitness and Social Activities Business. During 2024, the Company commenced its business development of a business line or software development project focused on year-round health, fitness and social activities (this business line being referred to as “HFS” or “HFS business”). Due to the popularity of sports like pickle ball and flag football, health, fitness and social activities at dedicated facilities are being developed nationwide. Pickle ball has been the fastest growing sport in America since 2021 and its popularity is based in large part in that it can be played by all fitness active demographics groups (e.g. children, adults and elders (since it does not require the skills and athleticism of tennis or other physically demanding sports)) and can be played as a recreational or competitive amateur/collegiate and professional sport. Professional pickle ball is increasingly popular sports entertainment. A typical HFS facility offers sports like indoor and outdoor pickle ball, padel and often another recreational sport or sports (e.g. martial arts, swimming, basketball, racquetball, tennis) with a food-drink-entertainment area. Some HFS facilities add field sports like soccer, lacrosse, and football (traditional and flag) in order to host tournaments, local school competitions, or recreational league play. The HFS facilities typically seek individual, family and group memberships charging periodic fees as well as additional fees for special offerings or events. Special events consist of children summer camps, birthday parties, corporate employee outings, or corporate sponsor events promoting their specific products (e.g. drinks, cooler products, drink ware, sporting equipment, apparel) through branding which may be performed in house by the HFS facility.

As further progress in the HFS business, on March 13, 2025, the Company entered into a Memorandum of Understanding (“MOU”) with Coppermine whereby the Company will produce a development plan (“Plan”) for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed HFS business facilities in the State of Maryland (“Facilities”). These Facilities currently lack an integrated, single customer registration and management application. On May 13, 2025, the Company and Coppermine signed an agreement whereby Capstone will make an assessment and, based on that assessment, produce a written plan and proposal (“Proposal”) for the development, testing and installation of an online customer management and registration application (“Application”) for Coppermine’s year-round social, athletic, and fitness programs and events conducted at twenty (20) facilities in the State of Maryland (“Sites”). This Agreement covers only the assessment and production of the Proposal. If the Proposal is accepted by Coppermine, then the two companies would seek to negotiate a written agreement for the actual development, testing, installation and support of the Application. Coppermine will pay a flat Twenty-Four Thousand Dollars and No Cents ($24,000) for the assessment and production of the Proposal, which Proposal is due to be presented to Coppermine by June 22, 2025. If the Company develops the Application, then the Company would explore possible commercialization of the Application through licensing of the Application to other providers of social, athletic, and fitness programs and events in the United States, subject to the terms and conditions of any written agreement for the actual development, testing, installation and support of the Application for Coppermine.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the three months ended March 31, 2025 and 2024, the Company reported a $5,450 decrease in net revenue from $5,450 in 2024 to $0 in 2025. The increase in revenue period to period is due to a liquidation sale of the Smart Mirrors for $80,000 during the second quarter of 2024 and the Company does not currently have an operating product line. The net loss for the three months ended March 31, 2025 and 2024 was $111,079 as compared to $262,260 in 2024. During the three months ended March 31, 2025 and 2024 the Company used cash in operating activities of approximately $99,000 in 2025 and $125,000 in 2024. The decrease in net cash used in operations primarily relates to a decrease in accounts payable and accrued expenses related to the cessation of deferred wages and consulting fees of the former CEO and sales personnel as of December 31, 2024.

As of March 31, 2025, the Company has negative working capital of $252,253 and an accumulated deficit of $11,870,679. The Company’s cash balance decreased by approximately $12,000 from $16,000 as of December 31, 2024 to $28,000 as of March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Besides the license of the Connected Chef kitchen appliance product, the Company is seeking to establish revenue generating operations in the HFS business by internal development of HFS operations or acquiring or being acquired by an existing, operating HFS company. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

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

Our Current Strategy

The strategic focus of the Company’s business operations in 2025 are the pursuit of the HFS Business and related apparel and logo branding business of the HFS industry, development of a customer registration and management application (“CRM Application”) for the HFS industry, and the third-party licensing of the Connected Chef. The long-term business strategy of the Company is focused on the HFS Business (including the apparel and logo branding business) and development of the CRM application and potential licensing to other HFS businesses, with the third-party licensing of the Connected Chef as a secondary business. The Company has expanded the scope of its HFS business strategy in the first fiscal quarter of 2025 due to perceived opportunities in that segment of the HFS industry. The implementation of the long-term business strategy will depend on having adequate working capital until revenue flow from operations replaces third party funding as the principal means of funding overhead. We have third party funding for basic operational overhead through the third fiscal quarter of 2025. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational overhead beyond three fiscal quarters of 2025.

In terms of any pursuit of the apparel and logo branding business of the HFS industry, the Company is seeking to penetrate an industry that is perceived by the Company as rapidly expanding nationwide with many existing and new companies that have established operations and brand recognition. The HFS industry also has emerging regional or potentially national HFS chains and franchises. The Company may be unable to establish a competitive, sustainable apparel and logo branding business in the face of a rapidly growing industry with competitors who have established operations, greater funding than the Company and established brand recognition. The Company needs to raise sufficient working capital to acquire an existing HFS operation or establish an HFS operation that has offerings that appeal to a broad demographic range of customers. The Company believes that a competitive edge in HFS industry is offerings that appeal to a broad demographic group (children, families and adults) as opposed to offerings that are primarily aimed at appealing to adults seeking pickle ball courts with a sport bar or social activities environment.

With a third-party licensing consumer product, the Connected Chef, the Company competes in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence and preferences, employment levels, new technologies, credit availability, costs and barriers of producing products from foreign original equipment manufacturers (“OEMs”) and commodity costs. Demand for the consumer products like the Connected Chef is highly dependent on economic drivers such as consumer spending and discretionary income. Technological changes can also undermine the appeal of devices like the Connected Chef. Consumers can opt to use a smart cell phone, tablet or laptop for Internet access for recipes and kitchen arts instead of using a dedicated device like the Connected Chef. Further, Amazon.com offers the Echo Show 21-inch kitchen hub with built-in Fire TV and Alexa functions. While the Echo Show is not focused on recipes and kitchen arts like the Connected Chef, being more a general smart TV with Internet connection for the kitchen, it is still potentially competitive to the Connected Chef. The purported market appeal of the Connected Chef is that it’s tailored to kitchen use for recipes and kitchen arts and designed to withstand the conditions of a kitchen, which is not the case for smart cell phones, tablets and laptops. The Connected Chef is counting on consumers preferring a dedicated kitchen device rather than using and risking damage to devices primarily designed and used for other functions and uses.

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

Sales and Marketing of Consumer Product Line

As a consumer product company in fiscal years prior to 2025, we used direct sales by our former Chief Executive Officer and sales agents to sell our consumer products, which effort included direct sales aimed to Big Box and home-goods chain retailers. There were no sales during the first quarter of 2025.

The Company has historically promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show but also relied on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities. With the License, promotion of the Connected Chef will be conducted by the licensee.

In the three months ended March 31, 2025, the Company had no major customers.

When we promoted the Connected Surface Smart Mirrors, we utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a You Tube channel to host Smart Mirror videos and established a X account. Our Social Media marketing did not result in any significant sales of products. We were not able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms; however, the Company is not emphasizing Social Media marketing in 2024 due lack of results and lack of funding to pursue active Social Media marketing. As of the filing of this Form 10-Q, the Company has not used Social Media marketing for its business development initiatives. Company’s Social Media accounts are:

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

Research, Product Development, and Manufacturing Activities

The Company did not engage in research, product development or manufacturing in the fiscal quarter ended March 31, 2025.

Information Technology

The efficient operation of our corporate activities is dependent on our information technology systems. We rely on those systems to manage our daily operations and maintain our financial and accounting records. When the Company was making and selling consumer products, and in the normal course of business, we received information regarding customers, associates, and vendors. Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day-to-day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, results of operations, product development and make us unable or limit our ability to respond to customers’ demands.

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

●	hurricanes, fire, flood and other natural disasters

●	power outage

●	internet, computer system, telecommunications or data network failure Hacking as well as malware, computer viruses, ransomware and similar malicious software code

●	Cybersecurity. The Company did not experience any cybersecurity incidents in the fiscal quarter ended March 31, 2025.

Environmental Regulations

We believe that the Company is in compliance with environmental protection laws and regulations and that these laws and regulations will not have a material impact on our financial position and results of operations.

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the three months ended March 31, 2025, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report.

CONSOLIDATED OVERVIEW OF RESULTS OF OPERATIONS

Results of operations.

Net Revenues

The Company does not have a product line that is generating revenues as of the date of the filing of this Form 10-Q.

Cost of Goods Sold

With respect to the Connected Surface product line, our cost of goods sold consisted primarily of purchased products from contract manufacturers and when applicable associated duties and inbound freight. In addition, our cost of goods sold also includes reserves for potential warranty claims and freight allowances. On December 31, 2023, we expensed for obsolescence all remaining Smart Mirror inventory one hand. As a result, the $5,450 of revenues derived from the e-commerce sales and the liquidation sale of the remaining inventory of Smart Mirrors for the three months ending March 31, 2024 did not have cost of goods sold associated with them.

Gross Profit

Our gross profit was affected by a variety of factors, including average sales price for our products, product mix, promotional allowances, our ability to reduce product costs and fluctuations in the cost of our purchased components.

Operating Expenses

Operating expenses include sales and marketing expenses, advertising expense and costs related to employee’s compensation. In addition, operating expense include charges relating to product development, office and warehousing, accounting, legal, and insurance.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
(In Thousands)
	March 31, 2025		March 31, 2024
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$5	100%
Cost of sales	—	—%	—
Gross Profit	—	—%	5	100%
Total Operating Expenses	107	—%	238	(4375)%
Operating Loss	(107)	—%	(233)	(4275)%
Total Other Income (Expense)	(4)	—%	(29)	(537)%
Loss Before Tax Benefit	(111)	—%	(262)	(4812)%
Income Tax (Expense)	—	—%	—	0%
Net Loss	$(111)	—%	$(262)	(4812)%

Net Revenues

There were no revenues for the three months ended March 31, 2025, a decrease of $5,552 from $5,552 in the same period 2024, as the Company did not have an operating product line during the first quarter of 2025.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025		2024
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$—	—%
Smart Mirror Products- U.S.	—	—%	5,450	100%
Total Revenue	$—	—%	$5,450	100%

Gross Profit and Cost of Sales

Gross profit (loss) for the three months ended March 31, 2025, and 2024, was approximately $0 and $5,450, respectively, a decrease of $5,450 from the previous year.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses during 2025 as the Company does not have a revenue generating product line as of the first quarter of 2025.

Sales and Marketing Expenses

For the three months ended March 31, 2025, and 2024, sales and marketing expenses were approximately $0 and $9,000, respectively, a decrease of $9,000 or 100%, as the Company does not have a revenue generating product line as of the first quarter of 2025.

Compensation Expenses

For the three months ended March 31, 2025, and 2024, compensation expenses were approximately $0 and $83,000 respectively, a decrease of $83,000 or 100%.

Professional Fees

For the three months ended March 31, 2025, and 2024, professional fees were approximately $78,000 and $117,000 respectively, a decrease of $38,000 or 33%.

Product Development Expenses

For the three months ended March 31, 2025, product development expenses were approximately $125 as compared to $0 in 2024.

Other General and Administrative Expenses

For the three months ended March 31, 2025, other general and administrative expenses were approximately $28,000 as compared to $29,000 in 2024.

Total Operating Expenses

For the three months ended March 31, 2025, and 2024, total operating expenses were approximately $107,000 and $238,000, respectively, a decrease of approximately $132,000 or 55%.

Operating Loss

For the three months ended March 31, 2025, and 2024, the operating loss was approximately $107,000 and $233,000, respectively, a decreased loss of $126,000 or 54%.

Total Other Income (Expense), net

For the three months ended March 31, 2025, other income (expense) was ($4,000), net as compared to ($29,000) for 2024.

Net Loss

For the three months ended March 31, 2025, the net loss was approximately $111,000 compared to a net loss of $262,000 in the same period 2024, a decreased loss of $151,000 or 58%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the three months ended March 31, 2025.

Cash Flow

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of payments to suppliers. Cash as of March 31, 2025, and December 31, 2024, was approximately $28,000 and $16,000 respectively, an increase of approximately $12,000.

Summary of Cash Flows	For the Three Months ended March 31,
	2025	2024
(In thousands)
Net cash used in:
Operating Activities	$(99)	$(125)
Financing Activities	111	90
Net decrease in cash	$12	$(35)

As of March 31, 2025, the Company’s working capital deficit was approximately $252,000. Current assets were approximately $4534,000 and current liabilities were approximately $297,000 and include:

●	Accounts payable of $766 due to a related party.

●	Note payable related parties of $296,000 with accrued interest of approximately $6,000.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended March 31, 2025, and 2024 was approximately $99,000 and $125,000, respectively, a decrease of $26,000 compared to last year.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the nine months ended March 31, 2025 and 2024, was approximately $111,000 and $90,000, respectively.

As of March 31, 2025, and December 31, 2024, the Company had outstanding notes payable $296,000 and $181,000 which includes accrued interest of $6,000 and $2,000, respectively.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the three-month period ended March 31, 2025. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to our internal control over financial reporting during the fiscal quarter ending March 31, 2025, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2024 Annual Report (as amended or revised by the Risk Factors set forth in this Form 10-Q reflecting the worsening financial condition of the Company in 2025). You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company has insufficient revenues to support its basic operating overhead and relies on funding from Coppermine under an amended promissory note to meet basic operating and overhead for the first three fiscal quarters of 2025. The Company may be unable to sustain operations through 2025 without continued financial support from the third-party funding sources, either debt or equity. In 2024, the Company received financial support from a senior officer and director, but the Company does not believe (based on discussions with the director and senior officer) that any financial support from personal funds by the senior officer or director will be forthcoming in any amount or in any significant amount. There can be no assurance that the Company can obtain sufficient funding from current funding sources or any new funding sources to sustain operations through 2025. The financial difficulties of the Company severely hamper efforts to launch, sustain or otherwise commercially exploit any new business lines and new products, or to attract potential acquisition candidates or candidates for other alternative transactions.

While the New Note and MTA provided funding of essential working capital needs, there is substantial doubt about our ability to continue as a going concern if Coppermine or another source does not provide funding past September 30, 2025. The ongoing concern may hinder our ability to obtain further financing or engage in alternative transactions. Our public auditor’s report for the 2024 Annual Report stated that the Company has incurred operating losses, has incurred negative cash flows from operations and has an accumulated deficit, and these and other  factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Except for low-cost initiatives, such as the licensing of the Connected Chef, or such as work like the development of the Proposal for customer management and registration system for Coppermine, where there is a customer advance payment for the work, the current funding of the Company under the New Note is insufficient to fund the launch and promotion of a new business line or to acquire a new business line. The Company will have to raise additional funding from third parties to fund any launch and promotion of a new business line or to fund acquisition of a new business line requiring upfront or sustained working capital.

If funding sources are not available or are inadequate or unwilling to fund operations beyond funding under the New Note and MTA, or any new developed or acquired business line is not capable of generating sustainable revenues in the future, we will be required to reduce operating costs even further from existing reductions in operating costs, which could further jeopardize any future strategic initiatives and business plans. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future, whether to supplement, or provide funding after using, the funding under the New Note and MTA, and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms. The lack of sufficient working capital also hinders or undermines Company’s efforts to develop, launch and sustain any new business line, or to acquire a new business or new business line.

As of the date of the filing of this Form 10-Q, the Company cannot assess or predict the impact of the Trump Administration’s tariffs and changes in the imposition of those tariffs on: (1) Company’s licensing of the Connected Chef product; (2) general economic conditions that may affect the ability of the Company to obtain necessary working capital funding or the ability of Coppermine to fulfil funding obligations under the New Note; or (3) the willingness of third parties to enter into and consummate any mergers-and-acquisitions transaction or any alternative transaction with the Company. Uncertainty about tariffs and resulting disruption of normal trade relationships is likely to create the sort of economic uncertainty and conditions that are likely to be adverse to the Company’s efforts to obtain additional funding, develop or acquire a new business or business line, or consummate any alternative transactions.

There may be risks that are not presently material or known and not discussed in this Form 10-Q or other SEC filings of the Company. The Company’s status as a company without sustained revenue generating operations as of the date of the filing of this Form 10-Q and the doubt about the viability of the Company as a going concern creates substantial about the ability of the Company to develop or acquire a new business line or sustain operations beyond funding under the New Note and MTA. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company’s ability to develop or acquire a new business, including those associated with an economic recession, inflation, a global economic slowdown, political instability, war, government regulation (including tax regulation), employee attraction and retention and funding working capital needs for a new business line. These factors affect businesses generally, including the Company and, as a result, are not discussed in detail, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2023, 2024 and continuing into 2025, an investment in our common stock involves a very high degree of risk. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Cautionary Statement Regarding Cautionary Statement Regarding Forward-Looking Statements on page 18 above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

 Not Applicable.

Item 5. Other Information

The Company has no information to disclose that was required to be in a Current Report on Form 8-K during the period covered by this Form 10-Q but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors or make shareholder proposals.

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

Capstone Companies, Inc.

Dated: May 15, 2025

/s/ Alexander Jacobs
Alexander Jacobs	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Chief Financial Officer
Principal Financial Executive and Accounting Officer

