Form 10-Q
period 2025-06-30
CAPSTONE COMPANIES, INC.
filed 2025-08-14
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, the Company had 49,643,031 shares of Common Stock issued and 48,826,864 outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings.

As used in this Form 10-Q Quarterly Report for the fiscal period ending June 30, 2025 (“Form 10-Q Report” or “Form 10-Q”), the following terms have the stated meaning or meanings:

(1)	“Capstone International Hong Kong Ltd” or “CIHK” was a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently in a dormant status.
(2)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI” or “Capstone”
(3)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(4)	“China” means People’s Republic of China.
(5)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(6)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(7)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(8)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”), Capstone International H.K Ltd., (“CIHK”).
(9)	Any reference to fiscal year in this Annual Report on Form 10-K means our fiscal year, ending December 31, 2024.
(10)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(11)	“OEM” means “original equipment manufacturer.
(12)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface device and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.
(13)	“GMS” means Google Mobile Service

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended June 30, 2025.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Three Months Ended June 30, 2025

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
Assets:	(Unaudited)
Current Assets:
Cash	$41,777	$15,850
Prepaid expenses	12,415	20,455
Total Current Assets	54,192	36,305

Property and equipment, net	21,485	28,647
Goodwill	773,165	773,165
Total Assets	$848,842	$838,117

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$5,711	$300
Notes payable related parties and accrued interest-current	373,686	180,760
Total Current Liabilities	379,397	181,060

Long-Term Liabilities:
Deferred tax liabilities -long-term	195,958	195,958
Total Long-Term Liabilities	195,958	195,958
Total Liabilities	575,355	377,018

Commitments and Contingencies: (Note 4)

Stockholders’ Equity:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 767,075 shares at June 30, 2025 and December 31, 2024 (Liquidation Preference $767,075)	77	77
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued 49,643,031 and outstanding 48,826,864 shares at June 30, 2025 and December 31, 2024.	4,884	4,884
Additional paid-in capital	12,335,140	12,335,140
Accumulated deficit	(11947,212)	(11,759,600)
Less: Treasury stock, at cost (816,167 shares at June 30, 2025 and December 31, 2024)	(119,402)	(119,402)
Total Stockholders’ Equity	273,487	461,099
Total Liabilities and Stockholders’ Equity	$848,842	$838,117

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues, net	$—	$137,818	$—	$143,268
Cost of sales	—	(38,019)	—	(38,019)
Gross Profit	—	99,799)	—	105,249)

Operating Expenses:
Sales and marketing	—	7,812	—	17,403
Compensation	—	70,460	—	153,430
Professional fees	42,488	77,452	120,922	194,435
Product development	—	1,903	125	1,903
Other general and administrative	27,941	35,527	56,177	64,418
Total Operating Expenses	70,429	193,154	177,224	431,589
Operating Loss	(70,429)	(93,355)	(177,224)	(326,340)

Other Income (Expenses):
Other income	—	—	—	4
Interest expense, net	(6,104)	(29,837)	(10,388)	(59,100)
Total Other Income (Expenses), net	(6,104)	(29,837	(10,388)	(59,100

Loss Before Income Taxes	(76,533)	(123,192)	(187,612)	(385,436)

Income Tax Expense	—	818	—	834

Net Loss	$(76,533)	$(124,010)	(187,612)	(386,270)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864	48,826,864	48,826,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED  CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

 FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND JUNE 30, 2024

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,797,216)	$(2,241,820)
Net Loss	—	—	—	—	—	—	—	(262,260)	(262,260)
Balance at March 31, 2024	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(11,059,476)	$(2,504,080)
Net Loss	—	—	—	—	—	—	—	(124,010)	(124,010
Balance at June 30, 2024	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	(11,183,486)	(2,628,090)

Balance at December 31, 2024	765,075	$77	—	$—	48,826,864	$4,884	$12,215,738	$(11,759,600)	$461,099
Net Loss	—	—	—	—	—	—	—	(111,079)	(111,079)
Balance at March 31, 2025	765,075	$77	—	—	48,826,864	$4,884	$12,215,738	$(11,870,679)	$350,020
Net Loss	—	—	—	—	—	—	—	(76,533)	(76,533)
Balance at June 30, 2025	765,075	$77	—	—	48,826,864	$4,884	$12,215,738	(11,947,212)	273,487

See accompanying notes to these unaudited condensed consolidated financial statements.

6
6

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(187,612)	$(386,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,162	7,162
Accrued interest added to notes payable related and unrelated parties	10,388	59,100
Decrease (increase) in prepaid expenses	8,040	9,509
Increase in accounts payable and accrued liabilities	5,411	200,681
Net cash used in operating activities	(156,611)	(109,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	182,538	90,000
Net cash provided by financing activities	182,538	90,000

Net Increase (Decrease) in Cash	25,927	(19,818)
Cash at Beginning of Period	15,850	36,466
Cash at End of Period	$41,777	$16,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2025, and results of operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2025 and 2024. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on March 17, 2025 and April 8, 2025, respectively.

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

As of June 30, 2025, the Company had negative working capital of $325,205, an accumulated deficit of $11,947,212, a cash balance of $41,777, short- term notes payable of $373,686 and $195,958 of long-term liabilities for deferred taxes. Further, during the six months ended June 30, 2025, the Company incurred a net loss of $187,612 and used cash in operations of $156,611.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking alternative sources of liquidity, including but not limited to accessing the capital markets, strategic partnerships, or other alternative financing measures, but has been unable to secure unrelated, long-term funding or secure other sources of liquidity

On October 31, 2024 the Company signed an Unsecured Promissory Note with Coppermine Ventures, LLC (“Coppermine”), a private Maryland limited liability company based in Baltimore County, Maryland, of $125,914 to the Company. On January 29, 2025, the Company entered into an Amended and Revised Unsecured Promissory Note (“New Note”) with Coppermine. The New Note revised the October 31, 2024 note for an amended principal balance of $485,163 and amended the maturity date to December 31, 2025. The New Note is to provide for projected quarterly funding needs of the Company to pay for essential corporate maintenance expenses due in the first three fiscal quarters of 2025, necessary to meet the reporting and filing requirements under federal and state securities laws and regulations, maintenance of the quotation of the Company’s Common Stock on the OTC Markets Group QB Venture Market and maintenance of directors’ and officers’ insurance and basic management and accounting operations. The Company requests quarterly drawdowns from Coppermine and has received $361,469 of the $485,163 principal amount as of June 30, 2025. The amended principal amount is intended to provide sufficient working capital to maintain the corporate existence of the Company while the executive management continues efforts to develop or acquire a new business line or revenue generating operation. The New Note accrues interest at a simple annual rate of 7%. The New Note is not secured by collateral or any other secured interest and does not provide for any conversion of debt-to-equity securities or issuance of any securities.  For consideration for the working capital loan, the Company signed a Management Transition Agreement on October 31, 2024.

Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, or finds and consummates an alternative transaction to improve its financial condition, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this Form 10-Q.  Other than debt financing from Coppermine Ventures, LLC for basic operating capital, the Company has not raised any third-party funding for business development or acquisitions. The Company has not consummated an alternative transaction, such as the acquisition of a revenue generating operation or business, as of the date of the filing of this Form 10-Q. In the second fiscal quarter of 2025, the Company has expanded the scope of its search for alternative transactions to include potential acquisitions or strategic relationships with companies engaged in industries that are complementary to the health, fitness and social activities industry. The Company has also sought to generate revenues from its Connected Chef product through the licensing arrangement described in “Connected Chef Product Line” below. The licensing arrangement has not generated any revenues as of the date of the filing of this Form 10-Q. These financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Nature of Business

The Company has its principal executive offices in Deerfield Beach, Florida.

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd (“CIHK”), which provided support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company’s other subsidiaries. With the shift of manufacturing to Thailand from China, the CIHK operation was downsized and then became dormant as of March 2022.

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

Health, Fitness and Social Industries. During 2024, the Company commenced its business development efforts for a business line or software development project focused on year-round health, fitness and social activities (this business line being referred to as “HFS” or “HFS business”) which development effort has been expanded in the second quarter of fiscal year 2025 to include software development. Due to the popularity of sports like pickle ball and flag football, health, fitness and social activities at dedicated facilities are being developed nationwide by numerous companies. Pickle ball has been the fastest growing sport in America since 2021 and its popularity is based in large part in that it can be played by all fitness active demographics groups (e.g. children, adults and elders (since it does not require the skills and athleticism of tennis or other physically demanding sports)) and can be played as a recreational or competitive amateur/collegiate and professional sport. Professional pickle ball is increasingly popular sports entertainment. A typical HFS facility offers sports like indoor and outdoor pickle ball, padel and often another recreational sport or sports (e.g. martial arts, swimming, basketball, racquetball, tennis) with a food-drink-entertainment area. Some HFS facilities add field sports like soccer, lacrosse, and football (traditional and flag) in order to host tournaments, local school competitions, or recreational league play. The HFS facilities typically seek individual, family and group memberships charging periodic fees as well as additional fees for special offerings or events. Special events consist of children summer camps, birthday parties, corporate employee outings, or corporate sponsor events promoting their specific products (e.g. drinks, cooler products, drink ware, sporting equipment, apparel) through branding which may be performed in house by the HFS facility.

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

The Company’s business concept also includes the development of software applications for customer registration and management at the Coppermine HFS facilities. On March 13, 2025, the Company entered into a Memorandum of Understanding with Coppermine for the Company to produce a development plan for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed health, fitness and social activities business. On May 13, 2025, the Company and Coppermine signed an agreement whereby the Company will make an assessment and, based on that assessment, produce a written plan and proposal (“Proposal”) for the development, testing and installation of an online customer management and registration application (“Application”) for Coppermine’s year-round social, athletic, and fitness programs and events conducted at twenty (20) facilities in the State of Maryland (“Sites”). This Agreement covers only the assessment and production of the Proposal. If the Proposal is accepted by Coppermine, then the two companies would seek to negotiate a written agreement for the actual development, testing, installation and support of the Application. Coppermine will pay a flat $24,000 for the assessment and production of the Proposal. If the Company develops the Application, then the Company would explore possible commercialization of the Application through licensing of the Application to other providers of social, athletic, and fitness programs and events in the United States, subject to the terms and conditions of any written agreement for the actual development, testing, installation and support of the Application for Coppermine. As of the date of this Form 10-Q filing, there is no written agreement for the development, testing and support of the application.

For the Proposal and any subsequent software development, the Company will primarily rely upon a third-party software developer and affiliated contractors, each acting as an independent contractor of the Company, to produce the Proposal and, if work is contracted for the Application, to provide the software code, test it, make any necessary modifications and then install the developed application. As such, the ability of the Company to perform its tasks for the Proposal and Application will rely to a significant extent on the performance of its independent contractors. Any work beyond the Proposal would require the acceptance of the Proposal by Coppermine and the signing of a definitive software development agreement by the Company and Coppermine, which agreement would include the Proposal acceptable to Coppermine and the Company and a budget for fees and costs. The Company’s traditional business has not been in software development, but the Company’s Chairman of the Board of Directors has extensive experience in working with independent contractors and original equipment manufacturers for product development, both foreign and domestic, for the Company, and in the development of a software application at another company. The Company will rely on the experience of its Chairman of the Board of Directors for the Proposal and any subsequent work on the Application.

As of the date of the filing of this Form 10-Q, the Company has not entered into any legally binding agreement for the acquisition of a HFS business or launch of a HFS business line and the Company has expanded its business development efforts to include potential opportunities in industries related to HFS Business, being primarily apparel and merchandise branding in an effort to locate a viable revenue generating business. There is no assurance that the expansion of business development efforts, or HFS development efforts, will result in development of a new business line or acquisition of a new business line. The Company’s strategic focus in business development continues to be focused on HFS Business, including related industries, as of the date of the filing of this Form 10-Q.

The Company’s operations through June 30, 2025 consisted of only one reportable segment for financial reporting purposes, Consumer Home Goods, as there has been no revenue and no expenditures on the HFS business line.

Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996, and was engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. The Company recognized $623,538 of impairment charges during 2020. During the annual analysis of goodwill, management determined the fair value of the single reporting unit was less than the carrying value of the Company, as such, management recorded a goodwill impairment of $539,317 as of December 31, 2024. There was no goodwill impairment recorded for the six-month period ended June 30, 2025.

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

Level 3: Significant unobservable inputs.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding as of June 30, 2025, and 2024. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2025, and 2024, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 208,288 options, 199,733 warrants and 765,075 shares of Series B-1 Convertible Preferred Stock (“B-1 Stock”) of the Company convertible into 50,999,900 shares of common stock for 2024 and 408,288 options, 199,733 warrants and 15,000 of B-1 stock convertible into 999,900 shares of common stock for 2024.

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

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products – U.S.	—	—	57,829	40%
Smart Mirror Products- U.S.	—	—	85,439	60%
Total Net Revenue	$—	—	$143,268	100%

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products – U.S.	—	—	57,829	42%
Smart Mirror Products- U.S.	—	—	79,990	58%
Total Net Revenue	$—	—	$137,818	100%

Smart Mirror customer orders were shipped within one to two days of receipt. Revenue was recorded upon processing of the sale with a third-party merchant processor such as Stripe or Amazon Pay. Lighting Product customer orders received were not long-term orders and were typically shipped within nine months of the order receipt, but certainly within a one-year period.

Our Smart Mirror customers were charged when executing the e-commerce purchase. We did not have extended payment terms for our Smart Mirror customers. Our Lighting Product payment terms varied by the type of customer, the customer’s credit standing, the location where the product will be picked up from and for international customers and which country their corporate office is located. The time between invoicing date and when payment is due may vary between 30 days and 90 days depending on the customer type. To ensure there are no payment issues, overseas customers or new customers may be required to provide a deposit or full payment before the order is delivered to the customer. During 2024, the Smart Mirror inventory was liquidated.

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $0 and $840 for the six months ended June 30, 2025 and 2024, respectively and $0 and $0 for the three months ended June 30, 2025 and 2024, respectively.

Warranties

Under the License Agreement for the Connected Chef, the Company is not responsible for any warranty liability associated with sales of the Connected Chef by the licensor or its distributors.

For the LED product line, the Company provided the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase.

As the Company did not have a product line as of the date these financials are presented, the Company did not record an accrued warranty liability as of June 30, 2025 or December 31, 2024.

Sales and Marketing

Sales and marketing costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Sales and marketing expenses were $0 and $17,403 for the six months ended June 30, 2025 and 2024, respectively, and $0 and $7,812 for the three months ended June 30, 2025 and 2024, respectively.

Product Development

All research and development costs are charged to results of operations as incurred.

For the six months ended June 30, 2025, and 2024, product development expenses were $125 and $1,903, respectively, and $0 and $1,903 for the three months ended June 30, 2025 and 2024, respectively.

Income Taxes

Income tax expense was $0 for the three and six months ended June 30, 2025 and 2024. There is no income tax benefit for the losses for the three and six months ended June 30, 2025 and 2024, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Stock-based compensation expense recognized during each of the six months ended June 30, 2025, and 2024 was $0.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of June 30, 2025 and December 31, 2024, the Company did not have any cash deposits in excess of FDIC insurance limits.

Major Customers

The Company did not have any major customers during the six months ended June 30, 2025 or 2024, respectively.

Major Vendors

The Company did not have any major vendors during the six months ended June 30, 2025 or 2024, respectively.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Working Capital Loan with Directors and Unrelated Party

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

On December 18, 2024, the Company’s Board of Directors approved the cancellation of the related party notes payable existing prior to September 30, 2024, in exchange for shares of B-1 Stock, calculated at a price of $0.07 per share (“the Exchange Price”). The B-1 Stock is convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 Stock. Each note holder executed the cancellation agreement and received their pro-rata B-1 Stock in accordance with the Exchange Price. A total of 750,075 shares of B-1 Stock was issued for cancellation of $3,665,303 in principal and accrued interest, inclusive of deferred salary and consulting wages for Stewart Wallach and George Wolf, respectively, as reflected in the table below. As the cancellation of debt was agreed upon by existing equity holders and related parties, the Company recorded the cancellation as a capital transaction and recorded in the statement of stockholder’s deficit as of December 31, 2024. The shares of B-1 Stock were issued in reliance on an exemption from registration under Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933. See Note 5 - Stock Transactions.

As of June 30, 2025 and December 31, 2024, the Company had a total of $361,469 and $178,932, respectively of outstanding principal, on the above referenced funding agreements, and accrued interest of $12,217 and $1,829, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	June 30, 2025	December 31, 2024
Current portion of notes payable and accrued interest, related parties	$373,686	$180,760
Total notes payable principal and accrued interest	373,686	180,760
Less accrued interest	(12,217)	(1,829)
Total notes payable	$361,469	$178,931

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

NOTE 5 - STOCK TRANSACTIONS

Warrants

On April 28, 2021, the Company issued common stock warrants to purchase 199,733 shares of common stock at an exercise price of $0.66 and exercisable for five years from the issuance date. The warrants were issued to Wilmington Capital Securities, LLC, a FINRA and SEC registered broker under a financial services and placement agreement with a broker dealer in connection with the Company’s placement of $1.4 million of restricted shares of common stock to five investors on April 5, 2021. The issuance of these warrants were made an exemption from registration under Section 4(a)(2) and Rule 506(b) of Regulation D under the Securities Act.

As of June 30, 2025 and December 31, 2024, the Company had 199,733 warrants outstanding.

Series B-1 Convertible Preferred Stock (“B-1 Stock”)

On June 15, 2023, the Company amended the Articles of Incorporation to authorized 5,000,000 shares of the B-1 Stock (“B-1 shares”). The B-1 shares are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 shares. The par value of the B-1 shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 Stock holders are entitled to distribution prior to common stockholders but not before any other preferred stockholders.

On December 18, 2024, the Company entered into a cancellation agreement with related party promissory note holders for cancellation of $3,665,303 in outstanding principal and interest in exchange for issuance of 750,075 shares of the Company’s B-1 Stock. See Note 3 - Notes Payable to Related and Unrelated Parties.

The B-1 shares and any shares of Company common stock issued under the aforementioned agreements are “restricted” securities under Rule 144 of the Securities Act of 1933, as amended. The B-1 shares were issued in reliance on an exemption under Section 4(a)(2) and Rule 506(b) under the Securities Act of 1933.

The B-1 shares have a liquidation preference of $1.00 per share or $767,075 as of June 30, 2025 and December 31, 2024, respectively.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of June 30, 2025, there were 208,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $0.475 and have a weighted average contractual term remaining of 0.14 years. The intrinsic value on June 30, 2025, is zero as the fair value of the stock on June 30, 2025, of $0.03 is less than the exercise price of the options. During the six months ended June 30, 2025, there were no stock option grants, exercises, expirations, nor stock-based compensation expense.

Adoption of Stock Repurchase Plan

On August 23, 2016, the Company’s Board of Directors authorized the Company to implement a stock repurchase plan for issued and outstanding common stock. The repurchase plan could be discontinued at any time at the Company’s discretion.

On December 19, 2018, Company entered a Purchase Plan pursuant to Rule 10b5-1 under the Exchange Act, with Wilson Davis & Co., Inc., a registered broker-dealer. Under the Purchase Plan, Wilson Davis & Co., Inc will make periodic purchases of shares at prevailing market prices, subject to the terms of the Purchase Plan.

On July 7, 2022, the Board of Directors discontinued the stock purchase agreement.

As of June 30, 2025, a total of 816,167 shares of the Company’s common stock has been repurchased since the repurchase plan was incepted at a total cost of $119,402.

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

The following table presents significant segment expenses regularly provided to and reviewed by the CODM:

	Consumer Home Goods

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Revenue, net	$—	$137,818	$—	$143,268
Less: Cost of goods sold	—	(38,109)	—	(38,019)
Less:
Sales and marketing	—	7,812	—	17,403
Product development	—	1,903	125	1,903
Consultancy fees	42,488	77,452	120,922	194,435
Other segment expenses	27,941	105,987	56,177	217,848
Segment net loss	(70,429)	(177,224)	(177,224)	(326,340)

Reconciliation of loss:
Other income (expense)	—	—	—	4
Interest expense	(6,104)	(29,837)	(10,388)	(59,100)
Income (loss) before income taxes	(76,533)	(123,192)	(76,533)	(385,436)

NOTE 7 - SUBSEQUENT EVENTS

Working Capital Funding

On July 8, 2025, Coppermine provided an additional $123,694 in working capital for daily operations.

Federal Tax Legislation

On July 2, 2025, the U.S. federal government enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855.

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

·                       Company needs to find third party funding to fund the development, marketing and acquisition of any new product line or business. Since the Company lacks hard assets suitable for asset financing, has revenue generating operations that are not currently producing sufficient or any revenues to sustain operations into 2026, and has significant debts, and as the Common Stock has a low market price and limited liquidity, third party funding may not be available to produce and promote a new product line or acquire a new business or to sustain operations into 2026.

·                      Company may be unable to acquire a new business line or acquire a new business line that is able to fund the overhead necessary to maintain the Company as a public company into 2026.

·                      The financial condition of the Company raises a substantial doubt about the Company’s ability to continue as a going concern.

·                       The debt obligations, if not resolved or restructured, may pose a hinderance to developing a profitable new product line or acquisition of a new business line, or sustaining operations into 2026.  The Company is uncertain about whether it could restructure or resolve its debt obligations, whether in connection with business development or otherwise.

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

Risk Factors affecting Efforts to Develop or Acquire a New Business Line

The challenge facing the Company is to acquire a new business line, or to establish a new profitable product line, whether the licensing of the Connected Chef or another product line, before the cost of marketing and penetrating a new product market company impose unsustainable financial burdens and losses on the Company. There are no assurances that the new management members will result in the development of a new business line for the Company or will enhance the ability or capabilities of the Company’s management to develop or acquire a new business line for the Company. The funding under the New Note and the financial support of essential corporate overhead expenses of the Company under the MTA, if provided in accordance with the MTA, will allow the Company to continue efforts to develop a new business line in 2025. Funding from Coppermine under the New Note and MTA is the sole source of working capital funding for the Company as of the date of the filing of this Form 10-Q. Additional funding from Coppermine is uncertain and there is no assurances of any additional funding from Coppermine or any other funding sources.

No assurances can be given that any new management members or funding by Coppermine will in fact result in a new business line for the Company or cover all future operating expenses of the Company for fourth fiscal quarter of 2025 or into 2026. The financial commitment under the New Note extends only through the third fiscal quarter of 2025 and, if Coppermine does not provide additional funding after the third fiscal quarter of 2025, or the Company does not develop revenue generating operations producing sufficient working capital prior to the end of the third fiscal quarter of 2025, then the Company will need to obtain a new source of working capital funding for operating expenses after the third fiscal quarter of 2025 in order to sustain operations and efforts to develop a new business line, unless the Connected Chef licensing arrangement or software development for Coppermine generates sufficient working capital in the second half of fiscal 2025. The Company does not have an alternative source of working capital funding to funding by Coppermine as of the date of the filing of this Form 10-Q and is uncertain about whether it can obtain any alternative funding.

Even if the Company locates a new business or business line to develop or acquire, the Company may lack the funding necessary to consummate the development or acquisition of a new business line or to sustain that business line. Further, the low market price and liquidity of the Company’s Common Stock, the Company’s status as a ‘penny stock company’ under SEC rules, the status of the Company as a company without operations producing sustain, sufficient or any revenues to fund overhead as of the date of the filing of this Form 10-Q, and the costs of and regulatory requirements for consummating an acquisition with another company or for a new business and the limited working capital funding available to the Company are factors adversely affecting the Company’s ability to develop or acquire a new business line. The Company requires adequate, affordable and timely funding to acquire and operate a new business line or business with revenue-generating operations and such funding may not be available to the Company.

The Company lacks sufficient operating history for its licensing arrangement for the Connected Chef to determine or predict the impact of U.S. Government’s 2025 policies and actions in respect of tariffs.Under the licensing arrangement, both the licensor and proposed OEM are located outside of the U.S.

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

General Risk Factors for Investment in Company’s Common Stock.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and any primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile. Investors may not have liquidity or desired liquidity in our common stock as an investment. With the lack of any revenues and revenue generating operations, and doubt as a going concern, any investment in the Company’s common stock is highly risky.

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

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is organized under the laws of the State of Florida. The Company has been a designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology, including the Connected Chef. Since 2024, the Company has adopted a new strategic focus to develop a HFS Business or a business related to HFS Business (defined below in Health, Fitness and Social Activities Business). Outside of the licensing of the Connected Chef, the Company is not engaged in the consumer product business as of the date of filing of this Form 10-Q. Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary was Capstone Industries, Inc. (“CAPI”), a Florida corporation located at the principal executive offices of the Company. Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of manufacturing to Thailand from China, the CIHK operation was dormant as of the first fiscal quarter of 2025, the Company’s business operations are conducted by the Company and not CAPI.

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

As part of business development efforts for the proposed HFS business, on March 13, 2025, the Company entered into a Memorandum of Understanding (“MOU”) with Coppermine whereby the Company will produce a development plan (“Plan”) for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed HFS business facilities in the State of Maryland (“Facilities”). These Facilities currently lack an integrated, single customer registration and management application. On May 13, 2025, the Company and Coppermine signed an agreement whereby Capstone will make an assessment and, based on that assessment, produce a written plan and proposal (“Proposal”) for the development, testing and installation of an online customer management and registration application (“Application”) for Coppermine’s year-round social, athletic, and fitness programs and events conducted at twenty (20) facilities in the State of Maryland (“Sites”). This Agreement covers only the assessment and production of the Proposal. If the Proposal is accepted by Coppermine, then the two companies would seek to negotiate a written agreement for the actual development, testing, installation and support of the Application. Coppermine will pay a flat Twenty-Four Thousand Dollars and No Cents ($24,000) for the assessment and production of the Proposal. If the Company develops the Application, then the Company would explore possible commercialization of the Application through licensing of the Application to other providers of social, athletic, and fitness programs and events in the United States, subject to the terms and conditions of any written agreement for the actual development, testing, installation and support of the Application for Coppermine. As of the date of this Form 10-Q filing, there is no written agreement for the development, testing and support of the application.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the six months ended June 30, 2025 and 2024, the Company reported a $143,268 decrease in net revenue from $143,268 in 2024 to $0 in 2025. The decrease in revenue is due to a liquidation sale of the Smart Mirrors for $80,000 during the second quarter of 2024 while the Company does not currently have an operating product line. The net loss for the six months ended June 30, 2025 was $187,612 as compared to $386,270 in 2024. During the six months ended June 30, 2025 and 2024 the Company used cash in operating activities of approximately $156,600 in 2025 and $109,800 in 2024. The increase in net cash used in operations primarily relates to a decrease in accounts payable and accrued expenses as a result of the New Note working capital funding received in the fourth quarter of 2024 with installments received through June 30, 2025.

As of June 30, 2025, the Company has negative working capital of $325,205 and an accumulated deficit of $11,947,212. The Company’s cash balance increased by approximately $26,000 from $16,000 as of December 31, 2024 to $42,000 as of June 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is actively seeking alternative sources of liquidity, including but not limited to accessing the capital markets, strategic partnerships, or other alternative financing measures, but has been unable to secure unrelated, long-term funding or secure other sources of liquidity. As stated, Company’s low market price for its common stock and poor financial condition and performance hinder these efforts.

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

Our Current Strategy

The strategic focus of the Company’s business operations in 2025 are the pursuit of the HFS Business and related apparel and logo branding business of the HFS industry, development of a customer registration and management application (“CRM Application”) for the HFS industry, and the third-party licensing of the Connected Chef. The long-term business strategy of the Company is focused on the HFS Business (including the apparel and logo branding business) and development of the CRM application and potential licensing to other HFS businesses, with the third-party licensing of the Connected Chef as a secondary business. The Company has expanded the scope of its HFS business strategy in the first half of 2025 due to perceived opportunities in that segment of the HFS industry. The implementation of the long-term business strategy will depend on having adequate working capital until revenue flow from operations replaces third party funding as the principal means of funding overhead. We have third party funding for basic operational overhead through the third fiscal quarter of 2025. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational overhead beyond three fiscal quarters of 2025.

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

In the six months ended June 30, 2025, the Company had no major customers.

When we promoted the Connected Surface Smart Mirrors, we utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a You Tube channel to host Smart Mirror videos and established a X account. Our Social Media marketing did not result in any significant sales of products. We were not able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms; however, the Company is not emphasizing Social Media marketing in 2024 due lack of results and lack of funding to pursue active Social Media marketing. As of the filing of this Form 10-Q, the Company has not used Social Media marketing for its business development initiatives. The Company’s Social Media accounts are:

FACEBOOK1: https://www.facebook.com/capstoneindustries and https://www.facebook.com/capstoneconnected

INSTAGRAM2: https://www.instagram.com/capstoneconnected

PINTEREST3: https://www.pinterest.com/capstoneconnected/

X4 : https://x.com/CAPC_Capstone

YOUTUBE55 : https://www.youtube.com/channel/UCMX5W8PV0Q59qoAdMxKcAig

1 Facebook is a registered trademark of Facebook, Inc.

2 Instagram is a registered trademark of Instagram.

3 Pinterest is a registered trademark of Pinterest.

4 X is a registered trademark of X Corp.

5YouTube is a registered trademark of YouTube Corporation.

Research, Product Development, and Manufacturing Activities

The Company did not engage in research, product development or manufacturing during the period ended June 30, 2025.

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

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from:

●	hurricanes, fire, flood and other natural disasters

●	power outage

●	internet, computer system, telecommunications or data network failure Hacking as well as malware, computer viruses, ransomware and similar malicious software code

●	Cybersecurity. The Company did not experience any cybersecurity incidents for the six months ended June 30, 2025.

Environmental Regulations

We believe that the Company is in compliance with environmental protection laws and regulations and that these laws and regulations will not have a material impact on our financial position and results of operations.

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the six months ended June 30, 2025, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
(In Thousands)
	June 30, 2025		June 30, 2024
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$138	100%
Cost of sales	—	—%	38	27%
Gross Profit	—	—%	100	63%
Total Operating Expenses	70	—%	193	302%
Operating Loss	(70)	—%	(93)	(228)%
Total Other Income (Expense)	(6)	—%	(30)	(41)%
Loss Before Tax Benefit	(76)	—%	(123)	(269)%
Income Tax (Expense)	—	—%	1	0%
Net Loss	$(76)	—%	$(124)	(269)%

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
(In Thousands)
	June 30, 2025		June 30, 2024
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$143	100%
Cost of sales	—	—%	38	27%
Gross Profit	—	—%	105	73%
Operating Expenses	177	—%	432	302%
Operating Loss	(177)	—%	(326)	(228)%
Total Other Income (Expense)	(10)	—%	(59)	(41)%
Loss Before Tax Benefit	(187)	—%	(385)	(269)%
Income Tax (Expense)	—	—%	1	0%
Net Loss	$(187)	—%	$(386)	(269)%

Net Revenues

There were no revenues for the six months ended June 30, 2025, a 100% from $143,268 in the same period 2024, as the Company did not have an operating product line during the six month period ended June 30, 2025.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2025		2024
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$57,829	42%
Smart Mirror Products- U.S.	—	—%	79,990	58%
Total Revenue	$—	—%	$137,818	100%

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2025		2024
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$57,829	40%
Smart Mirror Products- U.S.	—	—%	85,439	60%
Total Revenue	$—	—%	$143,268	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended June 30, 2025, and 2024, was $0 and $99,799 respectively as the Company did not have a revenue generating product line as of the period ended June 30, 2025. Gross Profit as a percent of revenue was 0% in the three months ended June 30, 2025 as compared to 70% in the same period of 2024.

Gross profit for the six months ended June 30, 2025, and 2024, was approximately $0 and $105,249, respectively, a decrease of $105,249 from the previous year, as the Company did not have a revenue generating product line as of the period ended June 30, 2025. Gross Profit as a percent of revenue was 0% in the six months ended June 30, 2025 as compared to 73% in the same period of 2024.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses during 2025 as the Company did not have a revenue generating product line during the six month period ended June 30, 2025.

Sales and Marketing Expenses

For the three months ended June 30, 2025, and 2024, sales and marketing expenses were $0 and $7,812 respectively.

For the six months ended June 30, 2025, and 2024, sales and marketing expenses were $0 and $17,403, respectively, a decrease of $17,400 or 100%, as the Company did not have a revenue generating product line as of the period ended June 30, 2025.

Compensation Expenses

For the three months ended June 30, 2025, and 2024, compensation expenses were $0 and $70,460, respectively.

For the six months ended June 30, 2025, and 2024, compensation expenses were $0 and $153,400 respectively. The company ceased salary deferrals effective June 30, 2024.

Professional Fees

For the three months ended June 30, 2025, and 2024, professional fees were approximately $43,000 and $77,000 respectively, a decrease of $35,000 or 45%.

For the six months ended June 30, 2025, and 2024, professional fees were approximately $120,900 and $194,400 respectively, a decrease of $73,500 or 61%. The Company was cognizant to reduce expenses as a result of not having a revenue generating product line as of the period ended June 30, 2025.

Product Development Expenses

For the three months ended June 30, 2025, product development expenses were $0 as compared to $1,903 in 2024.

For the six months ended June 30, 2025, product development expenses were $125 as compared to $1,903 in 2024.

Other General and Administrative Expenses

For the three months ended June 30, 2025, other general and administrative expenses were approximately $28,000 as compared to $36,000 in 2024 for a reduction of $8,000 or 36%.

For the six months ended June 30, 2025, other general and administrative expenses were approximately $56,200 as compared to $64,400 in 2024 for a reduction of $8,000 of 15%. The Company was cognizant to reduce expenses as a result of not having a revenue generating product line as of the period ended June 30, 2025.

Total Operating Expenses

For the three months ended June 30, 2025, and 2024, total operating expenses were approximately $70,000 and $193,000, respectively, a decrease of approximately $123,000 or 46%.

For the six months ended June 30, 2025 and 2024, total operating expenses were approximately $177,200 and $431,600, respectively, a decrease of approximately $254,400 or 144%.

Operating Loss

For the three months ended June 30, 2025 and 2024, the operating loss was approximately $70,000 and $93,000, respectively, a decreased in loss of $23,000 or 25%.

For the six months ended June 30, 2025, and 2024, the operating loss was approximately $177,200 and $326,300, respectively, a decrease in loss of approximately $149,100 or 84%. Company was cognizant to reduce expenses as a result of not having a revenue generating product line as of the period ended June 30, 2025.

Total Other Income (Expense), net

For the three months ended June 30, 2025, and 2024, other income (expense) was ($6,000), net as compared to ($30,000) for 2024.

For the six months ended June 30, 2025, and 2024, other income (expense) was ($10,400), net as compared to ($59,000) for 2024.

Net Loss

For the three months ended June 30, 2025 the net loss was approximately $77,000 compared to a net loss of $123,000 in the same period 2024, a decreased loss of $47,000 or 38%.

For the six months ended June 30, 2025, and 2024, the net loss was approximately $187,600 compared to a net loss of $386,300 in the same period 2024, a decreased loss of $198,700 or 106%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the six months ended June 30, 2025.

Cash Flow

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of payments to suppliers. Cash as of June 30, 2025, and December 31, 2024, was approximately $42,000 and $16,000 respectively, an increase of approximately $26,000.

Summary of Cash Flows	For the Six Months ended June 30,
	2025	2024
(In thousands)
Net cash used in:
Operating Activities	$(157)	$(110)
Financing Activities	183	90
Net decrease in cash	$26	$(20)

As of June 30, 2025, the Company’s working capital deficit was approximately $325,000. Current assets were approximately $54,000 and current liabilities were approximately $379,000 and include:

●	Accounts payable of $5,711.

●	Note payable related parties of $361,500 with accrued interest of approximately $12,000.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended June 30, 2025, and 2024 was approximately $156,600 and $109,800, respectively, a decrease of $46,800 compared to last year.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 and 2024, was approximately $182,500 and $90,000, respectively.

As of June 30, 2025, and December 31, 2024, the Company had outstanding notes payable $374,000 and $181,000 which includes accrued interest of $12,000 and $2,000, respectively.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the six-month period ended June 30, 2025. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to our internal control over financial reporting during the fiscal quarter ending June 30, 2025, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is uncertain about whether it will succeed in its various business development efforts or obtaining necessary funding in a timely manner and on affordable terms, or at all.

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

The Company did not issue any unregistered securities in the fiscal quarter ended June 30, 2025.

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

Dated: August 14, 2025

/s/ Alexander Jacobs
Alexander Jacobs	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Chief Financial Officer
Principal Financial Executive and Accounting Officer

