Form 10-Q
period 2025-09-30
CAPSTONE COMPANIES, INC.
filed 2025-11-13
CIK 814926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, the Company had 49,643,031 shares of Common Stock issued and 48,826,864 outstanding. The Common Stock is quoted on the OTCQB Venture Market of the OTC Markets Group, Inc. under the trading symbol “CAPC”.

Use of Certain Defined Terms. Except as otherwise indicated by the context, the following terms have the stated meanings in this Quarterly Report on Form 10-Q.

As used in this Form 10-Q Quarterly Report for the fiscal period ending September 30, 2025 (“Form 10-Q Report” or “Form 10-Q”), the following terms have the stated meaning or meanings:

(1)	“Capstone International Hong Kong Ltd” or “CIHK” was a wholly owned subsidiary of Capstone Companies, Inc. and a Hong Kong registered Company, that is currently in a dormant status.
(2)	“Capstone Industries, Inc.”, a Florida corporation and a wholly owned subsidiary of CAPC, may also be referred to as “CAPI” or “Capstone”
(3)	“Capstone Companies, Inc.”, a Florida corporation, may also be referred to as “we”, “us,” “our”, “Company”, or “CAPC”. Unless the context indicates otherwise, “Company” includes in its meaning all of Capstone Companies, Inc. Subsidiaries.
(4)	“China” means People’s Republic of China.
(5)	References to “33 Act” or “Securities Act” means the Securities Act of 1933, as amended.
(6)	References to “34 Act” or “Exchange Act” means the Securities Exchange Act of 1934, as amended.
(7)	“SEC” or “Commission” means the U.S. Securities and Exchange Commission.
(8)	“Subsidiaries” means Capstone Industries, Inc. (“CAPI”) and Capstone International H.K Ltd., (“CIHK”).
(9)	Any reference to fiscal year in this Quarterly Report on Form 10-Q means our fiscal year, ending December 31, 2024.
(10)	“LED” or “LEDs” means a light-emitting diode component(s) which can be assembled into light bulbs or can be used in lighting fixtures.
(11)	“OEM” means “original equipment manufacturer.
(12)	“Connected Surfaces” or “Connected Products” means smart home devices with embedded sensors that provide communication and data transfer between the Connected Surface device and internet-enabled systems of the Company or associated third parties. Connected Surfaces may permit internet access for defined functions.

We may use “FY” to mean “fiscal year” and “Q” to mean fiscal quarter ended September 30, 2025. “Form 10-Q” or “Form 10-Q Report” means this Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2025.

2

CAPSTONE COMPANIES, INC.

Quarterly Report on Form 10-Q

 Three Months Ended September 30, 2025

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
Assets:	(Unaudited)
Current Assets:
Cash	$95,219	$15,850
Prepaid expenses	23,066	20,455
Total Current Assets	118,285	36,305

Property and equipment, net	17,904	28,647
Goodwill	773,165	773,165
Total Assets	$909,354	$838,117

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and accrued liabilities	$6,991	$300
Notes payable related parties and accrued interest-current	505,755	180,760
Total Current Liabilities	512,746	181,060

Long-Term Liabilities:
Deferred tax liabilities -long-term	195,958	195,958
Total Long-Term Liabilities	195,958	195,958
Total Liabilities	708,704	377,018

Commitments and Contingencies: (Note 4)

Stockholders’ Equity:
Preferred Stock, Series B-1, par value $.0001 per share, authorized 5,000,000 shares, issued and outstanding- 767,075 shares at September 30, 2025 and December 31, 2024 (Liquidation Preference $767,075)	77	77
Preferred Stock, Series C, par value $1.00 per share, authorized 67 shares, issued and outstanding -0- shares	—	—
Common Stock, par value $.0001 per share, authorized 295,000,000 shares, issued 49,643,031 and outstanding 48,826,864 shares at September 30, 2025 and December 31, 2024.	4,884	4,884
Additional paid-in capital	12,335,140	12,335,140
Accumulated deficit	(12,020,049)	(11,759,600)
Less: Treasury stock, at cost (816,167 shares at September 30, 2025 and December 31, 2024)	(119,402)	(119,402)
Total Stockholders’ Equity	200,650	461,099
Total Liabilities and Stockholders’ Equity	$909,354	$838,117

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues, net	$—	$—	$—	$143,268
Cost of sales	—	—	—	(38,019)
Gross Profit	—	—	—	105,249)

Operating Expenses:
Sales and marketing	—	—	—	17,403
Compensation	—	—	—	153,430
Professional fees	29,613	35,787	150,535	230,222
Product development	—	2,365	125	4,268
Other general and administrative	34,849	27,371	91,026	91,789
Total Operating Expenses	64,462	65,523	241,686	497,112
Operating Loss	(64,462)	(65,253)	(241,686)	(391,863)

Other Income (Expenses):
Other income	—	—	—	4
Interest expense, net	(8,375)	(30,014)	(18,763)	(89,114)
Total Other Income (Expenses), net	(8,375)	(30,014)	(18,763)	(89,110)

Loss Before Income Taxes	(72,837)	(95,537)	(260,449)	(480,973)

Income Tax Expense	—	—	—	834

Net Loss	$(72,837)	$(95,537)	(260,449)	(481,807)

Net Loss per Common Share
Basic and Diluted	$(0.00)	$(0.00)	(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	48,826,864	48,826,864	48,826,864	48,826,864

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND SEPTEMBER 30, 2024

(Unaudited)

	Preferred Stock		Preferred Stock				Additional
	Series B		Series C		Common Stock		Paid-In	Accumulated	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(10,797,216)	$(2,241,820)
Net Loss	—	—	—	—	—	—	—	(262,260)	(262,260)
Balance at March 31, 2024	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(11,059,476)	$(2,504,080)
Net Loss	—	—	—	—	—	—	—	(124,010)	(124,010
Balance at June 30, 2024	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	$(11,183,486)	$(2,628,090)
Net Loss	—	—	—	—	—	—	—	(95,537)	(95,537)
Balance at September 30, 2024	15,000	$2	—	$—	48,826,864	$4,884	$8,550,510	(11,279,023)	(2,723,627)

Balance at December 31, 2024	765,075	$77	—	$—	48,826,864	$4,884	$12,215,738	$(11,759,600)	$461,099
Net Loss	—	—	—	—	—	—	—	(111,079)	(111,079)
Balance at March 31, 2025	765,075	$77	—	—	48,826,864	$4,884	$12,215,738	$(11,870,679)	$350,020
Net Loss	—	—	—	—	—	—	—	(76,533)	(76,533)
Balance at June 30, 2025	765,075	$77	—	—	48,826,864	$4,884	$12,215,738	(11,947,212)	273,487
Net Loss	—	—	—	—	—	—	—	(72,837)	(72,837)
Balance at September 30, 2025	765,075	$77	—	—	48,826,864	$4,884	$12,215,738	(12,020,049)	200,650

See accompanying notes to these unaudited condensed consolidated financial statements.

CAPSTONE COMPANIES, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(260,449)	$(481,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,743	10,742
Accrued interest added to notes payable related and unrelated parties	18,763	89,111
Increase in prepaid expenses	(2,611)	(553)
Increase in accounts payable and accrued liabilities	6,691	257,936
Net cash used in operating activities	(226,893)	(124,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable related parties	306,232	90,000
Net cash provided by financing activities	306,232	90,000

Net Increase (Decrease) in Cash	79,369	(34,571)
Cash at Beginning of Period	15,850	36,466
Cash at End of Period	$95,219	$1,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest cash paid	$—	$—

Income taxes paid	$—	$—

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

Organization and Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2025, and results of operations, changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2025 and 2024. All material intercompany accounts and transactions are eliminated in consolidation. These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC relating to interim financial statements and in conformity with U.S. GAAP. Certain information and note disclosures have been condensed or omitted in the condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. The condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2024 (collectively the “2024 Annual Report”) filed with the SEC on March 17, 2025 and April 8, 2025, respectively.

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

As of September 30, 2025, the Company had negative working capital of $394,461, an accumulated deficit of $12,020,049, a cash balance of $95,219, short- term notes payable of $505,755 and $195,958 of long-term liabilities for deferred taxes. Further, during the nine months ended September 30, 2025, the Company incurred a net loss of $260,449 and used cash in operations of $226,863.

These liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company is actively seeking alternative sources of liquidity, including but not limited to accessing the capital markets, strategic partnerships, or other alternative financing measures, but has been unable to secure unrelated, long-term funding or secure other sources of liquidity as of the date of the filing of this Form 10-Q.

Unless the Company succeeds in raising additional capital or successfully increases cash generated from operations, or finds and consummates an alternative transaction to improve its financial condition, management believes there is substantial doubt about the Company’s ability to continue as a going concern and meet its obligations over the next twelve months from the filing date of this Form 10-Q.  Other than debt financing from Coppermine Ventures, LLC for basic operating capital, the Company has not raised any third-party funding for business development or acquisitions. The Company has not consummated an alternative transaction, such as the acquisition of a revenue generating operation or business, as of the date of the filing of this Form 10-Q. In the third fiscal quarter of 2025, the Company has expanded the scope of its search for alternative transactions to include potential acquisitions or strategic relationships with companies engaged in industries that are complementary to the health, fitness and social activities industry. The Company sought to generate revenues from its Connected Chef product through the licensing arrangement described in “Connected Chef Product Line” below. The licensing arrangement did not generate any revenues as of the date of the filing of this Form 10-Q and was terminated by the Company and Licensee during the first week of November 2025, due to the prospective Chinese OEM’s refusal to produce a product developed by an American company. These financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Nature of Business

The Company has its principal executive offices in Deerfield Beach, Florida.

On April 13, 2012, the Company established a wholly owned subsidiary in Hong Kong, named Capstone International Hong Kong Ltd (“CIHK”), which provided support services such as engineering, new product development, product sourcing, factory certification and compliance, product price negotiating, product testing and quality control and ocean freight logistics for the Company’s other subsidiaries. With the shift of OEM manufacturing to Thailand from China, the CIHK operation was downsized and then became dormant as of March 2022.

LED Lighting Product Line. The Company’s focus through 2017 was the integration of LEDs into most commonly used consumer lighting products in today’s home. The LED category has matured and is no longer the innovative “must have” consumer product as in previous years and, as such, revenues for the LED product line have declined significantly from previous years. From time to time, the Company receives orders from one distributor which the Company will fulfill.

Smart Mirror Product Line. The Connected Surfaces was the Company’s effort to establish a business line in an emerging segment and was intended for future revenue growth. The Connected Surfaces Smart Mirror products did not achieve significant sales, therefore all inventory was expensed as of December 31, 2023 and the remaining inventory on hand was liquidated as of June 30, 2024. The Company ended the Smart Mirror Product business line in 2024.

Connected Chef Product Line. During 2023, the Company developed the Connected Chef (“Connected Chef”), a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The ability of the Company to promote any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors, which the Company was unsuccessful in obtaining since 2023.  On March 21, 2025, the Company executed a license agreement (the “License Agreement “) with a company (“Licensee”) based in the United Kingdom. The Licensee received a limited, exclusive, non-transferable, worldwide license to promote, market, sell, distribute, produce and manufacture Connected Chef. Under the License, the Company would receive a license fee of $15 for each Connected Chef sold and received by a buyer. Promotion, marketing and sale of the Connected Chef is subject to finalizing production arrangements with the contract manufacturer of the Connected Chef. The term of the License Agreement was 5 years plus one (1) year, post-termination extension was to permit sell off of any inventory. As of the date of this Form 10-Q filing, there were no sales or production of the Connected Chef and no license revenue was generated for the Company. During the first week of November 2025, the Company was advised by the Licensee that the prospective Chinese OEM would not produce the Connected Chef because it was developed by an American company. Consequently, the Company and Licensee ended the License Agreement in the first week of November 2025. The Company is not considering further efforts to license the Connected Chef as of the date of the fling of this Form 10-Q, but the Company may reconsider efforts to license the Connected Chef if trade relations between the U.S. and China improve, or an OEM who does not require upfront money and is located outside of China can be located by the Company.

Health, Fitness and Social Industries. During 2024, the Company commenced its business development efforts for a business line or software development project focused on year-round health, fitness and social activities (this business line being referred to as “HFS” or “HFS business”). Due to the popularity of sports like pickle ball and flag football, health, fitness and social activities, at dedicated facilities are being developed nationwide by numerous companies. Pickle ball has reportedly been the fastest growing sport in America since 2021 and its popularity is based in large part in that it can be played by all fitness active demographics groups (e.g. children, adults and elders (since it does not require the skills and athleticism of tennis or other physically demanding sports)) and can be played as a recreational or competitive amateur/collegiate or professional sport. Professional pickle ball is increasingly popular sports entertainment. A typical HFS facility offers sports like indoor and outdoor pickle ball, padel and often another recreational sport or sports (e.g. martial arts, swimming, basketball, racquetball, tennis) with a food-drink-entertainment area. Some HFS facilities add field sports like soccer, lacrosse, and football (traditional and flag) in order to host tournaments, local school competitions, or recreational league play. The HFS facilities typically seek individual, family and group memberships charging periodic fees as well as additional fees for special offerings or events. Special events consist of children summer camps, birthday parties, corporate employee outings, or corporate sponsor events promoting their specific products (e.g. drinks, cooler products, drink ware, sporting equipment, apparel) through branding which may be performed in house by the HFS facility. Whether and for how long the perceived growth of pickle ball sports will continue in the future is uncertain as of the date of filing of this Form 10-Q, but the Company is continuing its pursuit of the HFS business line in 2025.

In furtherance of the Company’s efforts in HFS business development, the Company entered into a Management Transition Agreement (“MTA”), dated October 31, 2024, with Coppermine whereby Coppermine would identify and nominate a chief executive officer and nominate two board members for the Company in order to assist the Company in the pursuit and potential development of the HFS business line. Coppermine operates a successful and growing health, fitness and sports business in the State of Maryland. On December 4, 2024, the Company employed an experienced founder and manager of an established health, fitness and social company, Alexander Jacobs, as Company’s Chief Executive Officer, in order to assist in the HFS business development efforts. Mr. Jacobs is the founder, senior executive and owner of Coppermine. On January 20, 2025, the Company’s Board of Directors (“Board”) appointed Brian Rosen, a nominee of Coppermine, as a non-employee director of the Company. Mr. Rosen has a business relationship with Coppermine. The Company also appointed Warner Session, a Washington, D.C. real estate lawyer and lobbyist, as an independent director to the Board on January 9, 2025, in order to assist in the Company’s efforts to develop the health, fitness and social business line. Mr. Session’s experience and skills in real estate transaction and funding and lobbying are deemed as important skill sets for the development and operation of any HFS business.

The Company’s business concept also includes the possible development of software applications for customer registration and management at the Coppermine HFS facilities. On March 13, 2025, the Company entered into a Memorandum of Understanding with Coppermine for the Company to produce a development plan for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed health, fitness and social activities business. On May 13, 2025, the Company and Coppermine signed an agreement whereby the Company will make an assessment and, based on that assessment, produce a written plan and proposal (“Proposal”) for the development, testing and installation of an online customer management and registration application (“Application”) for Coppermine’s year-round social, athletic, and fitness programs and events conducted at twenty (20) facilities in the State of Maryland (“Sites”). This agreement covers only the assessment review and production of the Proposal. If the Proposal is accepted by Coppermine, then the two companies would seek to negotiate a written agreement for the actual development, testing, installation and support of the Application. Coppermine will pay a flat $24,000 for the assessment and production of the Proposal. If the Company develops the Application, then the Company would explore possible commercialization of the Application through licensing of the Application to other providers of social, athletic, and fitness programs and events in the United States, subject to the terms and conditions of any written agreement for the actual development, testing, installation and support of the Application for Coppermine. As of the date of this Form 10-Q filing, there is no written agreement for the development, testing and support of the application. The development and presentation of the Proposal has not occurred as of the date of the filing of this Form 10-Q due to Coppermine’s re-evaluation of its operational needs and the Company is uncertain if the development of the CRM Application and presentation of the Proposal will occur.

If the Proposal process proceeds and the CRM Application develops, the Company will primarily rely upon a third-party software developer and affiliated contractors, each acting as an independent contractor of the Company, to produce the Proposal and, if work is contracted for the CRM Application, to provide the software code, test it, make any necessary modifications and then install the developed application. As such, the ability of the Company to perform its tasks for the Proposal and CRM Application will rely to a significant extent on the performance of its independent contractors. Any work beyond the Proposal would require the acceptance of the Proposal by Coppermine and the signing of a definitive software development agreement by the Company and Coppermine, which agreement would include the Proposal acceptable to Coppermine and the Company and a budget for fees and costs. The Company’s traditional business has not been in software development, but the Company’s Chairman of the Board of Directors has extensive experience in working with independent contractors and original equipment manufacturers for product development, both foreign and domestic, for the Company, and in the development of a software application at another company. The Company will rely on the experience of its Chairman of the Board of Directors for executive oversight of any production of the Proposal and any subsequent work on the CRM Application.

As of the date of the filing of this Form 10-Q, the Company has not entered into any legally binding agreement for the acquisition of a HFS business or launch of a HFS business line and the Company has expanded its business development efforts to include potential opportunities in industries related to HFS Business, being primarily apparel and merchandise branding in an effort to locate a viable revenue generating business. The Company is also exploring any possible opportunities in other industries. There is no assurance that the expansion of business development efforts, or HFS development efforts, will result in development of a new business line or acquisition of a new business line. The Company’s strategic focus in business development continues to be focused on HFS Business, including related industries, as of the date of the filing of this Form 10-Q.

The Company’s operations through September 30, 2025 consisted of only one reportable segment for financial reporting purposes, Consumer Home Goods, as there has been no revenue and no expenditures on the HFS business line.

 Goodwill

On September 13, 2006, the Company entered into a Stock Purchase Agreement with Capstone Industries, Inc., a Florida corporation (“CAPI”). Capstone was incorporated in Florida on May 15, 1996, and was engaged primarily in the business of wholesaling technology inspired consumer products to distributors and retailers in the United States. Under the Stock Purchase Agreement, the Company acquired 100% of the issued and outstanding shares of CAPI’s Common Stock, and recorded goodwill of $1,936,020. Goodwill acquired in business combinations is initially computed as the amount paid by the acquiring company in excess of the fair value of the net assets acquired. Goodwill is tested for impairment on December 31 of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will then perform a one-step quantitative impairment text, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). Goodwill is not amortized. The Company estimates the fair value of its single reporting unit relative to the Company’s market capitalization. The Company recognized $623,538 of impairment charges during 2020. During the annual analysis of goodwill, management determined the fair value of the single reporting unit was less than the carrying value of the Company, as such, management recorded a goodwill impairment of $539,317 as of December 31, 2024. There was no goodwill impairment recorded for the nine-month period ended September 30, 2025.

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

Level 3: Significant unobservable inputs.

Earnings (Loss) Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding as of September 30, 2025, and 2024. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For calculation of the diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and warrants using the treasury stock method. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2025, and 2024, the total number of potentially dilutive common stock equivalents excluded from the diluted earnings per share calculation was 8,288 options, 199,733 warrants and 765,075 shares of Series B-1 Convertible Preferred Stock (“B-1 Stock”) of the Company convertible into 50,999,900 shares of common stock for 2024 and 208,288 options, 199,733 warrants and 15,000 of B-1 stock convertible into 999,900 shares of common stock for 2024. The Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, therefore common stock equivalents were anti-dilutive. The amounts reported for basic and diluted loss per share were the same.

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

Revenue Recognition for Consumer Product Business

The Company does not have a product line that is generating revenues or in production as of the date of the filing of this Form 10-Q.

Direct-to-consumer orders for the Connected Surfaces Smart Mirrors were sold initially through e-commerce platforms. The Company also sold the Connected Surfaces Smart Mirror program through independent retailers. The Company only billed the customer and recognized revenue upon the customer obtaining control of the Smart Mirror order which generally occurred upon delivery.

The following table presents net revenue by geographic location which is recognized at a point in time:

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products – U.S.	—	—	57,829	40%
Smart Mirror Products- U.S.	—	—	85,439	60%
Total Net Revenue	$—	—	$143,268	100%

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
	Revenues	% of Revenue	Revenues	% of Revenue
Lighting Products – U.S.	—	—	—	—
Smart Mirror Products- U.S.	—	—	—	—
Total Net Revenue	$—	—	$—	—

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

Sales reductions for anticipated discounts, allowances and promotional coupons are recognized during the period the related revenue is recorded. The discounts, allowances and promotional coupons amounted to approximately $0 and $840 for the nine months ended September 30, 2025 and 2024, respectively and $0 and $0 for the three months ended September 30, 2025 and 2024, respectively.

Warranties

Under the License Agreement for the Connected Chef, the Company was not responsible for any warranty liability associated with sales of the Connected Chef by the Licensee or its distributors. The License Agreement was ended during the first week of November 2025 by the Company and Licensee due to the prospective Chinese OEM refusing to produce a product developed by an American company. No Connected Chef products were sold or distributed under the License Agreement. See “Connected Chef Product Line” on page 9 of this Form 10-Q.

For the LED product line, the Company provided the end user with limited rights of return as a consumer assurance warranty on all products sold, stipulating that the product will function properly for the warranty period. The warranty period for all products is one year from the date of consumer purchase.

As the Company did not have a product line as of the date these financials are presented, the Company did not record an accrued warranty liability as of September 30, 2025 or December 31, 2024.

Sales and Marketing

Sales and marketing costs, including advertising, public relations, and trade show expenses, are expensed as incurred and included in sales and marketing expenses. Sales and marketing expenses were $0 and $17,403 for the nine months ended September 30, 2025 and 2024, respectively, and $0 and $0 for the three months ended September 30, 2025 and 2024, respectively.

Product Development

All research and development costs are charged to results of operations as incurred.

For the nine months ended September 30, 2025, and 2024, product development expenses were $125 and $4,268, respectively, and $0 and $2,365 for the three months ended September 30, 2025 and 2024, respectively.

Income Taxes

Income tax expense was $0 for the three and nine months ended September 30, 2025 and 2024. There is no income tax benefit for the losses for the three and nine months ended September 30, 2025 and 2024, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of ASC 718 Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of the grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expenses over the requisite service periods in the Company’s condensed consolidated statements of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. In conjunction with the adoption of ASC 718, the Company adopted the straight-line single option method of attributing the value of stock-based compensation expense. The Company accounts for forfeitures as they occur.

Stock-based compensation expense recognized for the three and nine-months ended September 30, 2025 and 2024 was $0.

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

Cash

The Company at times has cash with its financial institution in excess of Federal Deposit Insurance Corporation (“FDIC) insurance limits. The Company places its cash with high credit quality financial institutions which minimize the risk of loss. To date, the Company has not experienced any such losses. As of September 30, 2025 and December 31, 2024, the Company did not have any cash deposits in excess of FDIC insurance limits.

Major Customers

The Company did not have any major customers during the three and nine months ended September 30, 2025 or 2024, respectively.

Major Vendors

The Company did not have any major vendors during the three and nine months ended September 30, 2025 or 2024, respectively.

NOTE 3 – NOTES PAYABLE TO RELATED AND UNRELATED PARTIES

Working Capital Loan with Directors and Unrelated Party

On October 31, 2024, the Company executed an unsecured promissory note with a then unrelated party, Coppermine Ventures, LLC (“Coppermine”), to provide $125,914 in working capital funding for daily operations. Principal accrues simple interest at a rate of 7 percent per annum, maturing July 31, 2025. On November 26, 2024, Coppermine provided an additional $53,018 in working capital funding for daily operations. On February 3, 2025, Coppermine provided an additional $111,363 in working capital for daily operations. On July 8, 2025 Coppermine provided an additional $123,694 in working capital for daily operations.

As of September 30, 2025 and December 31, 2024, the Company had a total of $485,163 and $178,932, respectively of outstanding principal, on the above referenced funding agreements, and accrued interest of $20,592 and $1,829, respectively. The outstanding principal balances and accrued interest has been presented on the condensed and consolidated balance sheet as follows:

	Notes Payable
	September 30, 2025	December 31, 2024
Current portion of notes payable and accrued interest, related parties	$505,755	$180,760
Total notes payable principal and accrued interest	505,755	180,760
Less accrued interest	(20,592)	(1,829)
Total notes payable	$485,163	$178,931

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

As of September 30, 2025 and December 31, 2024, the Company had 199,733 warrants outstanding at an exercise price of $0.66.

Series B-1 Convertible Preferred Stock (“B-1 Stock”)

On June 15, 2023, the Company amended the Articles of Incorporation to authorized 5,000,000 shares of the B-1 Stock (“B-1 shares”). The B-1 shares are convertible into common shares, at a rate of 66.66 of common stock for each share of B-1 shares. The par value of the B-1 shares is $0.0001. The B-1 shares shall not be entitled to any dividends and have no voting rights. In the event of a liquidation, the B-1 Stockholders are entitled to distribution prior to common stockholders but not before any other preferred stockholders.

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

The B-1 shares have a liquidation preference of $1.00 per share or $767,075 as of September 30, 2025 and December 31, 2024, respectively.

Options

In 2005, the Company authorized the 2005 Equity Plan that made available shares of common stock for issuance through awards of options, restricted stock, stock bonuses, stock appreciation rights and restricted stock units.

As of September 30, 2025, there were 8,288 stock options outstanding and vested held by directors of the Company. The stock options have a weighted average exercise price of $1.448 and have a weighted average contractual term remaining of 1.69 years. The intrinsic value on September 30, 2025, is zero as the fair value of the stock on September 30, 2025, of $0.05 is less than the exercise price of the options. During the nine months ended September 30, 2025, there were no stock option grants, exercises, expirations, nor stock-based compensation expense.

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

As of September 30, 2025, a total of 816,167 shares of the Company’s common stock has been repurchased since the repurchase plan was incepted at a total cost of $119,402.

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

The following table presents significant segment expenses regularly provided to and reviewed by the CODM:

	Consumer Home Goods

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Revenue, net	$—	$—	$—	$143,268
Less: Cost of goods sold	—	—	—	(38,019)
Less:
Sales and marketing	—	—	—	17,403
Product development	—	2,365	125	4,268
Consultancy fees	29,613	35,787	150,535	230,222
Other segment expenses	34,849	23,371	91,026	245,219
Segment net loss	(64,462)	(65,523	(241,686)	(391,863)

Reconciliation of loss:
Other income (expense)	—	—	—	4
Interest expense	(8,375)	(30,014)	(18,763)	(89,114)
Income (loss) before income taxes	(72,837)	(95,537)	(260,449)	(480,973)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2024 Annual Report.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are contained principally in the sections describing our business as well as in “Risk Factors, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical facts contained, or incorporated by reference, in this Form 10-Q, including, without limitation, those regarding our business strategy, business development efforts, financial position, funding prospects, results of operations, plans, prospects, actions taken or strategies being considered with respect to our liquidity position, valuation and appraisals of our assets and objectives of management for future operations, our ability to weather the impacts of the any pandemic or similar event, financing opportunities, and future cost mitigation and cash conservation efforts and efforts to reduce operating expenses and capital expenditures are forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest 2024 Annual Report. In some cases, you can identify forward-looking statements by terms such as “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “projects”, “should”, “would”, “hope” and similar expressions (including the negative and variants of such words). Forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to various risks and uncertainties. Given these uncertainties, a reader of this Form 10-Q should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this Form 10-Q are made as of the date of filing this Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or results. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. Examples of these risks, uncertainties and other factors include, but are not limited, to the impact of:

·                       Company has no product line or operations generating sufficient revenues to sustain corporate operating overhead and has relied on loans or advances from related parties to sustain basic executive operations, which funding is not assured to fund those operations past the third fiscal quarter of 2025. If Company cannot find outside funding to develop and promote a new product line or acquire a new business line in fiscal 2025, the Company may lack sufficient funds to sustain operations in 2026.

·                       Company needs to find third party funding to fund the development, marketing and acquisition of any new product line or new business line that generate sufficient revenues to support sustained corporate opeations. Since the Company lacks hard assets suitable for asset financing, has revenue generating operations that are not currently producing sufficient or any revenues to sustain operations into 2026, and has significant debts, and as the Common Stock has a low market price and limited liquidity, third party funding may not be available to produce and promote a new product line or a new business or to sustain operations into 2026.

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

Risk Factors affecting Efforts to Develop or Acquire a New Business Line

The challenge facing the Company is to acquire a new business line, or to establish a new profitable product line, whether the licensing of the Connected Chef or another product line, before the cost of marketing and penetrating a new product marketing company impose unsustainable financial burdens and losses on the Company. The License Agreement for the Connected Chef was terminated by mutual agreement of the Company and Licensee during the first week of November 2025, as a result of the prospective Chinese OEM refusing to produce a product developed by an American company. Consequently, the Company and Licensee ended the License Agreement during the first week of November 2025. The Company is not considering further efforts to license the Connected Chef as of the date of the fling of this Form 10-Q, but the Company may reconsider efforts to license the Connected Chef if trade relations between the U.S. and China improve, or an OEM who does not require upfront money and located outside of China can be located by the Company.

Even if a new business is acquired or developed, there can be no assurance that it will produce revenues to sustain corporate operations. No assurances can be given that any new management members or funding by Coppermine will in fact result in a new business line for the Company or cover all future operating expenses of the Company for fourth fiscal quarter of 2025 or into 2026. The financial commitment under the New Note extends only through the third fiscal quarter of 2025 and, if Coppermine does not provide additional funding after the third fiscal quarter of 2025, or a new source of funding is found, or the Company does not develop revenue generating operations producing sufficient working capital prior to the end of the fourth fiscal quarter of 2025, then the Company will need to obtain a new source of working capital funding for operating expenses after the fourth fiscal quarter of 2025 in order to sustain operations and efforts to develop a new business line. The Company does not have an alternative source of working capital funding to funding by Coppermine as of the date of the filing of this Form 10-Q and is uncertain about whether it can obtain any alternative funding.

Even if the Company locates a new business or business line to develop or acquire, the Company may lack the funding necessary to consummate the development or acquisition of a new business line or to sustain that business line. Further, the low market price and liquidity of the Company’s Common Stock, the Company’s status as a ‘penny stock company’ under SEC rules, the status of the Company as a company without operations producing sustain, sufficient or any revenues to fund overhead as of the date of the filing of this Form 10-Q, and the costs of and regulatory requirements for consummating an acquisition with another company or for a new business and the limited working capital funding available to the Company are factors adversely affecting the Company’s ability to develop or acquire a new business line. The Company requires adequate, affordable and timely funding to acquire and operate a new business line with revenue-generating operations and such funding may not be available to the Company at all or in sufficient amounts.

The License Agreement for the Connected Chef was terminated by the Company and the Licensee in the first week of November 2025, due to the prospective Chinese OEM refusing to produce a product developed by an American company. The Company lacks sufficient operating history for the licensing of the Connected Chef to determine or predict the impact of U.S. Government’s 2025 policies and actions in respect of tariffs, which policies and actions have been subject to significant changes and uncertainties as to long term policies and actions, on any future efforts to license the Connected Chef.

As an ongoing strategic plan, the Company intends to develop or acquire a new business line that is not involved in the production of consumer products that are discretionary purchases for consumers, which was the Company’s prior business line. The shift in focus is due to the low profit margins typically provided by those consumer products; the funding needed for developing, producing, warehousing and marketing those consumer products; the Company’s lack of an effective e-commerce operation; reliance on bulk orders by a limited number of retailers for those consumer products; and vulnerability of those consumer products to changing consumer preferences and retailers’ buying preferences. The Company also lacks the funding and internal resources to respond to those changes in consumer preferences and product technology.

General Risk Factors for Investment in Company’s Common Stock.

The Company is a “penny stock” company under Commission rules and the public stock market price for our common stock is impacted by the lack of significant institutional investor and any primary market maker support. Investment in our common stock is highly risky and should only be considered by investors who can afford to lose their investment and do not require on demand liquidity. Potential investors should carefully consider risk factors in our SEC filings. The Company’s common stock lacks the primary market maker and institutional investor support to protect the public market from being unpredictable and volatile. Investors may not have liquidity or desired liquidity in our common stock as an investment. With the lack of any revenues and revenue generating operations, and lack of any funding covering anticipated future overhead, and the doubt as a going concern, any investment in the Company’s common stock is highly risky.

The above risk factors are not exhaustive and new risks may emerge from time to time. Such forward-looking statements are based on our current beliefs, assumptions, expectations, estimates and projections regarding our present and future business strategies and the environment in which we expect to operate in the future. There may be risk factors that we cannot anticipate or foresee. These forward-looking statements speak only as of the date made. These forward-looking statements should not be rlied upon as representing Company’s assessments and assumptions as of any date subsequent to the date of this Form 10-Q. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions, or circumstances on which any such statement was based, except as required by law.

Overview of Our Business

Capstone Companies, Inc. (“Company” or “CAPC”) is organized under the laws of the State of Florida. The Company has been a designer, manufacturer and marketer of consumer inspired products that simplify daily living through technology, including the Connected Chef. Since 2024, the Company has adopted a new strategic focus to develop a HFS Business or a business related to HFS Business (defined below in Health, Fitness and Social Activities Business). Outside of the efforts to license the Connected Chef, the Company is not engaged in the consumer product business as of the date of filing of this Form 10-Q. Over the past decade, the Company’s various product lines have been distributed globally including consumer markets in Australia, Japan, Korea, North America, South America, and the United Kingdom. The primary operating subsidiary was Capstone Industries, Inc. (“CAPI”), a Florida corporation located at the principal executive offices of the Company. Capstone International Hong Kong, Ltd., or “CIHK”, was established to expand the Company’s product development, engineering, and factory resource capabilities. With the 2021 shift of OEM manufacturing to Thailand from China, the CIHK operation was dormant as of the first fiscal quarter of 2025, and the Company’s business operations are conducted by the Company and not CAPI.

LED Lighting Product Line. Historically, LED lighting products were the Company’s core consumer product business. The Capstone Lighting and Hoover Home LED brands, combined, sold millions of LED lighting products, but by 2023 the LED lighting products had matured and ceased to garner sufficient orders to maintain production. The impact of tariffs also adversely impacted the commercial viability of the LED lighting products. The Company switched its business focus to its Connected Surface products as a replacement product line. The first Connected Surface product was the Smart Mirror, but the Company’s Smart Mirror product line did not achieve sustainable sales to allow the continued production and promotion of the Smart Mirror products beyond fiscal year 2023. As a replacement for the Smart Mirror product line, the Company pursued commercialization of the Connected Chef, as a product under the Connected Surfaces initiative, which initiative sought to develop Internet-connected, “smart” consumer products. As of the date of the filing of this Form 10-Q, the Connected Chef licensing arrangement described in the following paragraph has been the only commercialization effort for the Connected Chef.

Connected Chef Product Line. During 2023, the Company developed the Connected Chef, which is a purpose-built kitchen tablet with an accessory platform to accommodate food prep accessories such as a cutting board. The Connected Chef has Google mobile service allowing for pre-installation of specific Google applications including Playstore, voice assistant, and YouTube. The ability of the Company to promote any new, related “connected” consumer products was dependent on securing adequate, affordable and timely funding from lenders and investors, which the Company was unsuccessful in obtaining over the last few years.  On March 21, 2025, the Company executed a License Agreement with a company (“Licensee”) based in the United Kingdom. The Licensee received a limited, exclusive, non-transferable, worldwide license to promote, market, sell, distribute, produce and manufacture Connected Chef. Under the License, the Company would have received a license fee of $15 for each Connected Chef sold and received by a buyer. Promotion, marketing and sale of the Connected Chef was to be subject to finalizing production arrangements with the prospective Chinese OEM for the Connected Chef. The term of the License was 5 years plus one (1) year, post-termination extension to permit sell off of any inventory. As of the date of this Form 10-Q filing, there were no sales of the Connected Chef and no license revenue generated under the License Agreement. The License Agreement was terminated during the first week of November 2025, by the Company and Licensee due to the prospective Chinese OEM refusing to produce a product developed by an American company. The Company is not considering further efforts to license the Connected Chef as of the date of the fling of this Form 10-Q, but the Company may reconsider efforts to license the Connected Chef if trade relations between the U.S. and China improve, or an OEM who does not require upfront money and located outside of China can be located by the Company.

Health, Fitness and Social Activities Business. During 2024, the Company commenced its efforts for the business development of a business line or software development project focused on year-round health, fitness and social activities (this business line being referred to as “HFS” or “HFS business”). Due to the popularity of sports like pickle ball and flag football, health, fitness and social activities at dedicated facilities are being developed nationwide. Pickle ball has been the fastest growing sport in America since 2021 and its popularity is based in large part in that it can be played by all fitness active demographics groups (e.g. children, adults and elders (since it does not require the skills and athleticism of tennis or other physically demanding sports)) and can be played as a recreational or competitive amateur/collegiate and professional sport. Professional pickle ball is increasingly popular sports entertainment. A typical HFS facility offers sports like indoor and outdoor pickle ball, padel and often another recreational sport or sports (e.g. martial arts, swimming, basketball, racquetball, tennis) with a food-drink-entertainment area. Some HFS facilities add field sports like soccer, lacrosse, and football (traditional and flag) in order to host tournaments, local school competitions, or recreational league play. The HFS facilities typically seek individual, family and group memberships charging periodic fees as well as additional fees for special offerings or events. Special events consist of children summer camps, birthday parties, corporate employee outings, or corporate sponsor events promoting their specific products (e.g. drinks, cooler products, drink ware, sporting equipment, apparel) through branding which may be performed in house by the HFS facility.

As part of business development efforts for the proposed HFS business, on March 13, 2025, the Company entered into a Memorandum of Understanding (“MOU”) with Coppermine whereby the Company will produce a development plan (“Plan”) for an online customer registration and management application (“CRM Application”) for Coppermine’s owned, affiliated or managed HFS business facilities in the State of Maryland (“Facilities”). These Facilities currently lack an integrated, single customer registration and management application. On May 13, 2025, the Company and Coppermine signed an agreement whereby Capstone will make an assessment and, based on that assessment, produce a written plan and proposal (“Proposal”) for the development, testing and installation of an online customer management and registration application (“Application”) for Coppermine’s year-round social, athletic, and fitness programs and events conducted at twenty (20) facilities in the State of Maryland (“Sites”). This Agreement covers only the assessment and production of the Proposal. If the Proposal is accepted by Coppermine, then the two companies would seek to negotiate a written agreement for the actual development, testing, installation and support of the Application. Coppermine will pay a flat Twenty-Four Thousand Dollars and No Cents ($24,000) for the assessment and production of the Proposal. If the Company develops the CRM Application, then the Company would explore possible commercialization of the CRM Application through licensing of the CRM Application to other providers of social, athletic, and fitness programs and events in the United States, subject to the terms and conditions of any written agreement for the actual development, testing, installation and support of the CRM Application for Coppermine. As of the date of this Form 10-Q filing, there is no written agreement for the development, testing and support of the CRM Application and the development and presentation of the Proposal has not occurred due to Coppermine’s re-evaluation of its operational needs. The Company is uncertain if the development of the CRM Application and presentation of the Proposal will occur.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

For the nine months ended September 30, 2025 and 2024, the Company reported a $143,268 decrease in net revenue from $143,268 in 2024 to $0 in 2025. The decrease in revenue is due to a liquidation sale of the Smart Mirrors for $80,000 during the second quarter of 2024 while the Company does not currently have an operating product line. The net loss for the nine months ended September 30, 2025 was $260,449 as compared to $480,973 in 2024. During the nine months ended September 30, 2025 and 2024 the Company used cash in operating activities of approximately $226,863 in 2025 and $124,571 in 2024. The increase in net cash used in operations primarily relates to a decrease in accounts payable and accrued expenses as a result of the New Note working capital funding received in the fourth quarter of 2024 with installments received through September 30, 2025.

As of September 30, 2025, the Company has negative working capital of $394,461 and an accumulated deficit of $12,020,049. The Company’s cash balance increased by approximately $79,000 from $16,000 as of December 31, 2024 to $95,000 as of September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Besides the efforts to license the Connected Chef kitchen appliance product, which effort has not successfully commercialized the Connected Chef product or resulted in any production of that product as of the date of the filing of this Form 10-Q, the Company is seeking to establish revenue generating operations in the HFS business by internal development of HFS operations or acquiring or being acquired by an existing, operating HFS company. Management is closely monitoring its operations, liquidity, and capital resources and is actively working to minimize the current and future impact of this unprecedented situation.

The lack of adequate working capital significantly hinders and may undermine ongoing or future business development efforts. There is also substantial uncertainty about the Company as a going concern and its ability to operate beyond early 2026.

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

Our Current Strategy

The strategic focus of the Company’s business operations in 2025 has been the pursuit of the HFS Business and related apparel and logo branding business of the HFS industry, development of a customer registration and management application (“CRM Application”) for the HFS industry, and the third-party licensing of the Connected Chef. The long-term business strategy of the Company is focused on the HFS Business (including the apparel and logo branding business) and development of the CRM application and potential licensing to other HFS businesses, with the third-party licensing of the Connected Chef as a secondary business. The License Agreement for the Connected Chef was terminated during the first week of November 2025, by the Company and Licensee due to the refusal of the prospective Chinese OEM to produce a product developed by an American company. As of the date of the filing of this Form 10-Q, the Company is also not certain of whether the CRM application for Coppermine will proceed to making an actual proposal, which proposal work is required to proceed with a proposal to develop the CRM application, due to Coppermine’s re-evaluation of its operational needs. As such, the Company does currently anticipate any revenue from the licensing of the Connected Chef or CRM proposal work or the CRM proposal project in the foreseeable future, if at all.

The Company has expanded the scope of its HFS business strategy in the first half of 2025 due to perceived opportunities in that segment of the HFS industry. The implementation of the long-term business strategy will depend on having adequate working capital until revenue flow from operations replaces third party funding as the principal means of funding overhead. We have third party funding for basic operational overhead through the third fiscal quarter of 2025. We may be unable to achieve sufficient working capital when and, in the amounts, required to meet operational overhead beyond the first three fiscal quarters of 2025.

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

With a third-party licensing consumer product, if such licensing does occur, the Connected Chef, the Company’s product would compete in competitive consumer market channels that can be affected by volatility from a number of general business and economic factors such as, consumer confidence and preferences, employment levels, new technologies, credit availability, costs and barriers of producing products from foreign original equipment manufacturers (“OEMs”) and commodity costs. Demand for the consumer products like the Connected Chef is highly dependent on economic drivers such as consumer spending and discretionary income. Technological changes can also undermine the appeal of devices like the Connected Chef. Consumers can opt to use a smart cell phone, tablet or laptop for Internet access for recipes and kitchen arts instead of using a dedicated device like the Connected Chef. Further, Amazon.com offers the Echo Show 21-inch kitchen hub with built-in Fire TV and Alexa functions. While the Echo Show is not focused on recipes and kitchen arts like the Connected Chef, being more a general smart TV with Internet connection for the kitchen, it is still potentially competitive to the Connected Chef. The purported market appeal of the Connected Chef is that it’s tailored to kitchen use for recipes and kitchen arts and designed to withstand the conditions of a kitchen, which is not the case for smart cell phones, tablets and laptops. The Connected Chef concept is counting on consumers preferring a dedicated kitchen device rather than using and risking damage to devices primarily designed and used for other functions and uses.

As is true for any consumer product and with respect to the Connected Chef, the Connected Chef, if produced and marketed, would face competition from numerous competitors in the consumer product industry, foreign and domestic, and some of those competitors and their products have substantially greater market share, brand recognition, distribution and financial and technical resources than any prospective licensee or the Connected Chef. The Connected Chef has not been produced or sold to consumers. The Company’s strategy in the past has been to develop well designed and well-made products that appeal to a niche market. The Company also relies on the production and engineering resources and technical expertise of its OEMs to compensate for a lack of those resources internally. The lack of adequate working capital hinders the ability of the Company to leverage the development, design and production capabilities of OEMs. With the termination of the License Agreement during the first week of November 2025, the Company is uncertain if it will seek further licensing efforts for the Connected Chef in the foreseeable future, especially while trade relations between U.S. and China remain in flux and tense. With limited working capital, the Company may decide or be forced to dedicate its limited and dwindling working capital to business development efforts outside of consumer product licensing.

If the Company does make a future effort to license the Connected Chef, then a typical arrangement would be with a distributor or product company licensing the right to promote, market, distribute and sell the Connected Chef, which would be ordered from a Company’s authorized contract manufacturer. The Company would be merely the licensor and would not be required to fund or handle the promotion, marketing, production, distribution and sale of the product. With the termination of the License Agreement during the first week of November 2025, the Company is uncertain if it will seek further licensing efforts for the Connected Chef in the foreseeable future, especially while trade relations between U.S. and China remain in flux and tense. With limited working capital, the Company may decide or be forced to dedicate its limited and dwindling working capital to business development efforts outside of consumer product licensing.

Sales and Marketing of Consumer Product Line

As a consumer product company in fiscal years prior to 2025, we used direct sales by our former Chief Executive Officer and sales agents to sell our consumer products, which effort included direct sales aimed to Big Box and home-goods chain retailers. There were no sales during the third quarter of 2025.

The Company has historically promoted its products to retailers and distributors at North American trade shows, such as the Consumer Electronics Show (“CES”) or the International Hardware Show but also relied on the retail sales channels to advertise its products directly to the end user consumers through various promotional activities.

In the nine months ended September 30, 2025, the Company had no major customers.

When we promoted the Connected Surface Smart Mirrors, we utilized social media platforms and online advertising campaigns to further grow the Company’s online presence. In addition to Facebook, Instagram, Pinterest and LinkedIn, The Company has launched a You Tube channel to host Smart Mirror videos and established a X account. Our Social Media marketing did not result in any significant sales of products. We were not able to effectively compete in e-commerce and Social Media marketing and sales. The Company has a Social Media presence on the following Social Media platforms; however, the Company did not emphasize Social Media marketing in 2024 due lack of results and lack of funding to pursue active Social Media marketing. As of the filing of this Form 10-Q, the Company has not used Social Media marketing for its business development initiatives or Connected Chef product. The Company’s Social Media accounts are:

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

Research, Product Development, and Manufacturing Activities

The Company did not engage in research, product development or manufacturing during the period ended September 30, 2025.

Information Technology

The efficient operation of our corporate activities is dependent on our information technology systems. We rely on those systems to manage our daily operations and maintain our financial and accounting records. When the Company was making and selling consumer products, and in the normal course of business, we received information regarding customers, associates, and vendors. Since we do not collect significant amounts of valuable personal data or sensitive business data from others, our internal computer systems are under a light to moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our computer systems. Cyberattacks are growing in number and sophistication and are an ongoing threat to business computer systems, which are used to operate the business on a day-to-day basis. Our computer systems could be vulnerable to security breaches, computer viruses, or other events. The failure of our information technology systems, our inability to successfully maintain our information or any compromise of the integrity or security of the data we generate from our systems or an event resulting in the unauthorized disclosure of confidential information or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with any current and potential customers, associates or vendors, or results of operations and make us unable or limit our ability to respond to any licensee’s or customers’ demands.

We have incorporated into our data network various on and off-site data backup processes which should allow us to mitigate any data loss events, however our information technology systems are vulnerable to damage or interruption from: hurricanes, fire, flood and other natural disasters; power outages; internet or computer system or network failures; or hacking, computer viruses, malware, ransomware, or similar malicious software code.

Cybersecurity

The Company did not experience any cybersecurity incidents for the nine months ended September 30, 2025.

Environmental Regulations

We believe that the Company is in compliance with environmental protection laws and regulations and that these laws and regulations will not have a material impact on our financial position and results of operations.

 Critical Accounting Policies

We believe that there have been no significant changes to our critical accounting policies during the nine months ended September 30, 2025, as compared to those we disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report.

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

Operating Expenses

Operating expenses include sales and marketing expenses, advertising expense and costs related to consultant fees. In addition, operating expense include charges relating to office expenses, accounting, legal, and insurance.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
(In Thousands)
	September 30, 2025		September 30, 2024
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$—	—%
Cost of sales	—	—%	—	—%
Gross Profit	—	—%	—	—%
Total Operating Expenses	64	—%	66	—%
Operating Loss	(64)	—%	(66)	—%
Total Other Income (Expense)	(8)	—%	(30)	—%
Loss Before Tax Benefit	(73)	—%	(96)	—%
Income Tax (Expense)	—	—%	—	—%
Net Loss	$(73)	—%	$(96)	—%

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
(In Thousands)
	September 30, 2025		September 30, 2024
	Dollars	% of Revenue	Dollars	% of Revenue
Revenues, net	$—	—%	$143	100%
Cost of sales	—	—%	(38)	(27)%
Gross Profit	—	—%	105	73%
Operating Expenses	242	—%	497	348%
Operating Loss	(242)	—%	(392)	(274)%
Total Other Income (Expense)	(18)	—%	(89)	(62)%
Loss Before Tax Benefit	(260)	—%	(481)	(336)%
Income Tax (Expense)	—	—%	1	1%
Net Loss	$(260)	—%	$(482)	(337)%

Net Revenues

There were no revenues for the nine months ended September 30, 2025, a 100% decrease from $143,268 in the same period 2024, as the Company did not have an operating product line during the nine month period ended September 30, 2025.

The following tables disaggregates revenue by geographic area:

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2025		2024
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$—	—%
Smart Mirror Products- U.S.	—	—%	—	—%
Total Revenue	$—	—%	$—	—%

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2025		2024
	Revenues	% of Total Revenue	Revenues	% of Total Revenue
Lighting Products- US	$—	—%	$57,829	40%
Smart Mirror Products- U.S.	—	—%	85,439	60%
Total Revenue	$—	—%	$143,268	100%

Gross Profit and Cost of Sales

Gross profit for the three months ended September 30, 2025, and 2024, was $0, respectively as the Company did not have a revenue generating product line as of the period ended September 30, 2025. Gross Profit as a percent of revenue was 0% in the three months ended September 30, 2025 and 2024.

Gross profit for the nine months ended September 30, 2025, and 2024, was approximately $0 and $143,268, respectively, a decrease of $143,268 from the previous year, as the Company did not have a revenue generating product line as of the period ended September 30, 2025. Gross Profit as a percent of revenue was 0% in the nine months ended September 30, 2025 as compared to 73% in the same period of 2024.

Operating Expenses and Other Income (Expenses)

The Company made concerted efforts to reduce operating expenses during 2025 as the Company did not have a revenue generating product line during the nine-month period ended September 30, 2025.

Sales and Marketing Expenses

For the three months ended September 30, 2025, and 2024, sales and marketing expenses were $0, respectively.

For the nine months ended September 30, 2025, and 2024, sales and marketing expenses were $0 and $17,000, respectively, a decrease of $17,000 or 100%, as the Company did not have a revenue generating product line as of the period ended September 30, 2025.

Compensation Expenses

For the three months ended September 30, 2025, and 2024, compensation expenses were $0, respectively.

For the nine months ended September 30, 2025, and 2024, compensation expenses were $0 and $153,000 respectively. The Company ceased salary deferrals effective June 30, 2024.

Professional Fees

For the three months ended September 30, 2025, and 2024, professional fees were approximately $30,000 and $36,000 respectively, a decrease of $6,000 or 17%.

For the nine months ended September 30, 2025, and 2024, professional fees were approximately $151,000 and $230,000 respectively, a decrease of $79,000 or 35%. The Company was cognizant to reduce expenses as a result of not having a revenue generating product line as of the period ended September 30, 2025.

Product Development Expenses

For the three months ended September 30, 2025, product development expenses were $0 as compared to $2,000 in 2024.

For the nine months ended September 30, 2025, product development expenses were $125 as compared to $4,000 in 2024.

Other General and Administrative Expenses

For the three months ended September 30, 2025, other general and administrative expenses were approximately $34,000 as compared to $27,000 in 2024 for an increase of $7,000 or 26%, related to bank fees.

For the nine months ended September 30, 2025, other general and administrative expenses were approximately $91,000 as compared to $92,000 in 2024 for a reduction of $1,000 of 1%.

Total Operating Expenses

For the three months ended September 30, 2025, and 2024, total operating expenses were approximately $64,000 and $66,000, respectively, a decrease of approximately $2,000 or 2%.

For the nine months ended September 30, 2025 and 2024, total operating expenses were approximately $241,500 and $497,000, respectively, a decrease of approximately $255,500 or 51%, which related to the discontinuation of salary accrual and marketing efforts as of June 30, 2024.

Operating Loss

For the three months ended September 30, 2025 and 2024, the operating loss was approximately $64,000 and $66,000, respectively, a decrease in loss of $2,000 or 2%.

For the nine months ended September 30, 2025, and 2024, the operating loss was approximately $241,500 and $392,000, respectively, a decrease in loss of approximately $150,500 or 38%. Company was cognizant to reduce expenses as a result of not having a revenue generating product line as of the period ended September 30, 2025.

Total Other Income (Expense), net

For the three months ended September 30, 2025, and 2024, other income (expense) was ($8,000), net as compared to ($30,000) for 2024.

For the nine months ended September 30, 2025, and 2024, other income (expense) was ($19,000), net as compared to ($89,000) for 2024.

Net Loss

For the three months ended September 30, 2025 the net loss was approximately $72,000 compared to a net loss of $96,000 in the same period 2024, a decreased loss of $23,000 or 24%.

For the nine months ended September 30, 2025, and 2024, the net loss was approximately $260,000 compared to a net loss of $481,000 in the same period 2024, a decreased loss of $221,000 or 46%.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations

There were no material changes to contractual obligations for the nine months ended September 30, 2025.

Cash Flow

Cash flow from operations are primarily dependent on our net income adjusted for non-cash expenses and the timing of payments to suppliers. Cash as of September 30, 2025, and December 31, 2024, was approximately $95,000 and $16,000 respectively, an increase of approximately $79,000.

Summary of Cash Flows	For the Nine Months ended September 30,
	2025	2024
(In thousands)
Net cash provided by (used in):
Operating Activities	$(227)	$(125)
Financing Activities	306	90
Net increase (decrease) in cash	$79	$(35)

As of September 30, 2025, the Company’s working capital deficit was approximately $394,000. Current assets were approximately $118,000 and current liabilities were approximately $512,000 and include:

●	Accounts payable of $6,991.

●	Note payable related parties of $505,755 inclusive of accrued interest of approximately $21,500.

Cash Flows used in Operating Activities

Cash used in operating activities in the nine months ended September 30, 2025, and 2024 was approximately $227,000 and $125,000, respectively, an increase of $102,000 compared to last year.

Cash Flows provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 and 2024, was approximately $306,000 and $90,000, respectively.

As of September 30, 2025, and December 31, 2024, the Company had outstanding notes payable $506,000 and $181,000 which includes accrued interest of $21,500 and $2,000, respectively.

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

Interest Rate Risk: The Company does not have significant interest rate risk during the nine-month period ended September 30, 2025. All outstanding loans have been disclosed including the agreed interest rates.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting.

There are no changes to our internal control over financial reporting during the fiscal quarter ending September 30, 2025, the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of our Chief Executive Officer and Interim Chief Financial Officer attached as Exhibits 31 and 32 to this Form 10-Q include information concerning our disclosure controls and procedures and internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our 2024 Annual Report (as amended or revised by the Risk Factors set forth in this Form 10-Q reflecting the worsening financial condition of the Company in 2025). You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The Company has insufficient revenues to support its basic operating overhead and relies on funding from Coppermine under an amended promissory note to meet basic operating and overhead for the first three fiscal quarters of 2025. The Company may be unable to sustain operations beyond 2025 without continued financial support from Coppermine or other third-party funding source, either debt or equity or both. In 2024, the Company received financial support from a senior officer and director, but the Company does not believe (based on discussions with the director and senior officer) that any financial support from personal funds by the senior officer or by any other director will be forthcoming in any amount or in any significant amount. There can be no assurance that the Company can obtain sufficient funding from Coppermine or any new funding sources to sustain operations beyond the end of 2025. The financial difficulties of the Company severely hamper efforts to acquire, develop, launch, promote, sustain or otherwise commercially exploit any new business lines, or to attract potential acquisition candidates or candidates for other alternative transactions.

While the New Note and MTA provided funding of essential working capital needs, there is substantial doubt about our ability to continue as a going concern if Coppermine or another source does not provide funding beyond the end of 2025. The ongoing concern about the Company may hinder our ability to obtain further financing or engage in acquisitions or alternative transactions. While we are pursuing possible additional funding from Coppermine and other sources as well as exploring a possible new business line, we have not obtained any commitment from Coppermine or other source for additional funding or entered into any binding agreements for development or acquisition of a new business line as of the date of the filing of this Form 10-Q.

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

Except for low-cost initiatives in business development, ones that do not require upfront funding, the current funding of the Company under the New Note is insufficient to fund the development, launch and promotion of a new business line or to acquire a new business line. The Company will have to raise additional funding from third parties to fund any development, launch and promotion of a new business line or to fund acquisition of a new business line requiring upfront or sustained working capital or to simply sustain operations beyond early 2026.

If funding sources are not available or are inadequate or unwilling to fund operations beyond funding under the New Note and MTA, or any new developed or acquired business line is not capable of generating sufficient revenues in the future to sustain operations, we will be required to reduce operating costs even further from existing reductions in operating costs, which could further jeopardize any future strategic initiatives and business plans. Furthermore, uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future, whether to supplement, or provide funding after using, the funding under the New Note and MTA, and thereafter, and there are no assurances that such funding will be available to us at all or will be available in sufficient amounts or on reasonable terms.

As of the date of the filing of this Form 10-Q, the Company cannot assess or predict the impact of the Trump Administration’s tariffs and changes in the imposition of those tariffs on: (1) Company’s future efforts, if any, to license the Connected Chef product; (2) general economic conditions that may affect the ability of the Company to obtain necessary working capital funding or (3) the willingness of third parties to enter into and consummate any mergers-and-acquisitions transaction or any alternative transaction with the Company. Uncertainty about tariffs and resulting disruption of normal trade relationships is likely to create the sort of economic uncertainty and conditions that are likely to be adverse to the Company’s efforts to obtain additional funding, develop or acquire a new business or business line, or consummate any alternative transactions.

The Company is uncertain about whether it will succeed in its various business development efforts or obtaining necessary funding in a timely manner and on affordable terms, or at all. The lack of adequate working capital significantly hinders and may undermine ongoing or future business development efforts. There is also substantial uncertainty about the Company as a going concern and its ability to operate beyond early 2026.

There may be risks that are not presently material or known and not discussed in this Form 10-Q or other SEC filings of the Company. The Company’s status as a company without sustained revenue generating operations as of the date of the filing of this Form 10-Q and the doubt about the viability of the Company as a going concern creates substantial doubt about the ability of the Company to develop or acquire a new business line or sustain operations beyond funding under the New Note and MTA. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the Company’s ability to develop or acquire a new business, including those associated with an economic recession, inflation, a global economic slowdown, political instability, war, government regulation (including tax regulation), employee attraction and retention and funding working capital needs for a new business line. These factors affect businesses generally, including the Company and, as a result, are not discussed in detail, but are applicable to the Company. As a “penny stock” without primary market maker support, and due to the decline in financial performance of the Company in 2023, 2024 and continuing into 2025, an investment in our common stock involves a very high degree of risk. If any of the following risks actually occurs or continues to impact our business, our business, financial condition or results of operations could worsen. In that case, the trading price of our common stock could decline further, and an investor may lose all or part of the investor’s investment in our common stock. Any investor should read the section entitled “Cautionary Statement Regarding Cautionary Statement Regarding Forward-Looking Statements on page 18 above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue any unregistered securities in the fiscal quarter ended September 30, 2025.

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

Dated: November 13, 2025

/s/ Alexander Jacobs
Alexander Jacobs	Chief Executive Officer
Principal Executive Officer

/s/Dana Eschenburg Perez
Dana Eschenburg Perez	Chief Financial Officer
Principal Financial Executive and Accounting Officer

